Form 10-Q
period 1995-02-28
ALICO INC
filed 1995-04-13
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 1995

                                      OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to
________________________.

                     Commission file number 0-261.

                              ALICO, INC.
        (Exact name of registrant as specified in its charter)


           Florida                                59-0906081
(State or other jurisdiction of                (I.R.S. Employer
 incorporation of organization)               Identification No.)

      P. O. Box 338, La Belle, FL                    33935
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     813/675-2966



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at April 12, 1995.

                                                                                                       FORM 10-Q
                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)

                                                         (Unaudited)                         (Unaudited)
                                               Three Months Ended February 28,      Six Months Ended February 28,
                                                     1995             1994                1995             1994
                                               _______________________________      _______________________________
Revenue:
     Citrus                                      $ 6,802,818      $ 9,661,645         $10,250,285      $11,076,322
     Sugarcane                                     3,860,724        4,485,172           5,022,828        5,548,741
     Ranch                                           329,568          575,803             940,988        1,954,031
     Rock products and sand                          213,200          250,760             490,688          504,918
     Oil lease and land rentals                      116,910           86,847             170,761          162,466
     Forest products                                  25,320           20,818              53,942           50,970
     Profit on sales of real estate                   16,627           60,663              36,224          160,265
     Interest and investment income                  274,077          253,226             520,378          596,736
     Other                                            17,367           14,272              46,383           45,091
                                                 ___________      ___________         ___________      ___________

          Total revenue                           11,656,611       15,409,206          17,532,477       20,099,540
                                                 ___________      ___________         ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   5,153,275        6,884,590           8,294,764        8,281,554
     Sugarcane production and harvesting           2,960,007        3,336,014           3,752,360        4,206,743
     Ranch                                           191,871          233,914             638,812        1,147,437
     Real estate expenses                            113,157          127,050             228,431          342,032
     Interest                                        318,034          145,997             536,605          292,643
     Other, general and administrative               536,821          623,227           1,058,905        1,191,450
                                                ____________      ___________         ___________      ___________

          Total costs and expenses                 9,273,165       11,350,792          14,509,877       15,461,859
                                                ____________      ___________         ___________      ___________


                               ALICO, INC. AND SUBSIDIARY                                               FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)
                                      (Continued)

                                                         (Unaudited)                         (Unaudited)
                                               Three Months Ended February 28,      Six Months Ended February 28,
                                                     1995             1994                1995            1994
                                               _______________________________      ______________________________

Income before income taxes                         2,383,446        4,058,414           3,022,600        4,637,681

Provision for income taxes                           843,020        1,397,476           1,061,161        1,598,436
                                                ____________      ___________         ___________      ___________

Net income                                         1,540,426        2,660,938           1,961,439        3,039,245

Retained earnings beginning of period             59,593,333       53,579,740          60,929,277       54,255,607

Dividends paid                                           -                -            (1,756,957)      (1,054,174)
                                                 ___________      ___________         ___________      ___________

Retained earnings end of period                  $61,133,759      $56,240,678         $61,133,759      $56,240,678
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827           7,027,827        7,027,827
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________

Per share amounts:

     Net income                                  $       .22      $       .38         $       .28      $       .43
     Dividends                                   $       -        $       -           $       .25      $       .15


See accompanying notes to condensed consolidated financial statements.




                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (See Accountants' Review Report)


                                                    (Unaudited)            (Audited)
                                                 February 28, 1995       August 31,1994
                                                 _________________       ______________
          ASSETS
Current assets:
     Cash and cash investments                      $    799,909          $    967,196
     Marketable Securities                             8,971,390             8,693,865
     Accounts and mortgage notes receivable            8,609,005             7,618,943
     Inventories                                       9,639,769            10,681,350
     Prepaid expenses                                    189,563               189,120
     Interest receivable                                 322,390               190,543
                                                    ____________          ____________

          Total current assets                        28,532,026            28,341,017

Mortgage notes receivable, non-current                 2,803,227             3,131,465
Land held for development and sale                     7,044,833             6,757,549
Investments                                              925,785               810,677
Other                                                     43,620                40,470
Property, buildings and equipment                     89,500,328            85,507,357
Less:  Accumulated depreciation                      (24,115,608)          (22,403,837)
                                                    ____________          ____________

          Total assets                              $104,734,211          $102,184,698
                                                    ____________          ____________
                                                    ____________          ____________





                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                                    (Unaudited)             (Audited)
                                                 February 28, 1995       August 31, 1994
        LIABILITIES                              _________________       _______________
Current liabilities:
     Accounts payable                               $  1,150,322          $  1,386,912
     Due to profit sharing plan                              -                 248,594
     Accrued donation (See Note 6)                     2,009,351             2,103,051
     Accrued expenses                                    434,400             1,297,862
     Income taxes payable                                460,505                56,303
     Deferred income taxes                               795,646               567,426
     Note payable to bank, current portion               146,998                   -
                                                    ____________          ____________

          Total current liabilities                    4,997,222             5,660,148

Note payable to bank, long-term                       22,000,000            18,713,998

Deferred income taxes                                  9,088,446             9,424,707

Deferred retirement benefits                             486,957               428,741
                                                    ____________          ____________

          Total liabilities                           36,572,625            34,227,594
                                                    ____________          ____________
       STOCKHOLDERS' EQUITY

Common stock                                        $  7,027,827          $  7,027,827

Retained earnings                                     61,133,759            60,929,277
                                                    ____________          ____________

     Total stockholders' equity                       68,161,586            67,957,104
                                                    ____________          ____________

     Total liabilities and stockholders' equity     $104,734,211          $102,184,698
                                                    ____________          ____________
                                                    ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                                                                              FORM 10-Q


                                    ALICO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)


                                                                         (Unaudited)
                                                                Six Months Ended February 28,
                                                                    1995             1994
                                                               _______________________________
Cash flows from operating activities:

     Net income                                                 $ 1,961,439      $ 3,039,245
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                            2,049,189        1,816,446
          Accrued donation                                          (93,700)             -
          Net decrease in current assets and liabilities           (737,115)      (1,526,311)
          Deferred income taxes                                    (108,041)         344,991
          Other                                                    (267,991)         (26,493)
                                                                ___________      ___________

            Net cash provided from operating activities           2,803,781        3,647,878
                                                                ___________      ___________

Cash flows from (used for) investing activities:

     Purchases of property and equipment                         (4,409,677)      (3,942,834)
     Proceeds from sales of property and equipment                  104,300          328,348
     Purchases of marketable securities                            (991,022)      (1,431,784)
     Proceeds from sales of marketable securites                    609,149        1,280,005
                                                                ___________      ___________

            Net cash used for investing activities               (4,687,250)      (3,766,265)
                                                                ___________      ___________





                                    ALICO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)

                                           (Continued)
                                                                         (Unaudited)
                                                                Six Months Ended February 28,
                                                                    1995             1994
                                                                ____________________________


Cash flows from (used for) financing activities:

     Notes receivable collections                                    40,139           83,207
     Repayment of bank loan                                      (6,245,000)      (3,810,025)
     Proceeds from bank loan                                      9,678,000        5,239,574
     Dividends paid                                              (1,756,957)      (1,054,174)
                                                                ___________      ___________

            Net cash provided from financing activities           1,716,182          458,582
                                                                ___________      ___________

            Net increase (decrease) in cash
              and cash investments                              $  (167,287)     $   340,195
                                                                ___________      ___________
                                                                ___________      ___________

Supplemental disclosures of cash flow information:

     Cash paid for interest, net of amount capitalized          $   445,318      $   294,947
                                                                ___________      ___________
                                                                ___________      ___________

     Cash paid for income taxes                                 $   765,000      $   871,361
                                                                ___________      ___________
                                                                ___________      ___________


See accompanying notes to condensed consolidated financial statements.


                      ALICO, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (See Accountants' Review Report)

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Saddlebag Lake Resorts, Inc., after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1994. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 1995 and August 31, 1994 and the consolidated results of operations and cash flows for the six months ended February 28, 1995 and 1994.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,770,146 in 1995 and $1,663,549 in 1994. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories is shown below:

                                 February 28,         August 31,
                                    1995                 1994
                                 ____________        ___________

Unharvested fruit crop on trees  $ 4,786,621         $ 5,936,629
Unharvested sugarcane                862,741           2,160,025
Beef cattle                        3,673,975           2,227,320
Sod                                  316,432             357,376
                                 ___________         ___________

     Total inventories           $ 9,639,769         $10,681,350
                                 ___________         ___________
                                 ___________         ___________

                                                                      FORM 10-Q


4.  Income taxes:

The provision for income taxes for the quarters ended February 28, 1995 and 1994 is summarized as follows:


                                  Three Months Ended February 28,         Six Months Ended February 28,
                                     1995                 1994                1995              1994
                                  _______________________________         _____________________________


     Current:
          Federal income tax      $  702,407           $  909,456         $  979,517         $1,039,751
          State income tax           135,545              181,572            164,411            213,456
                                  __________           __________         __________         __________

                                     837,952            1,091,028          1,143,928          1,253,207
                                  __________           __________         __________         __________
     Deferred:
          Federal income tax          11,328              218,573            (71,628)           251,686
          State income tax            (6,260)              87,875            (11,139)            93,543
                                  __________           __________         __________         __________

                                       5,068              306,448            (82,767)           345,229
                                  __________           __________         __________         __________
             Total provision for
               income taxes       $  843,020           $1,397,476         $1,061,161         $1,598,436
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended February 28, 1995 and 1994:












                                  Three Months Ended February 28,         Six Months Ended February 28,
                                     1995                 1994                1995              1994
                                  _______________________________         _____________________________


          Expected income Tax    $   810,372           $1,379,861         $1,027,864         $1,576,812
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit        86,519              147,318            109,720            168,345
          Nontaxable interest and
            dividends                (50,552)             (45,392)          (100,158)          (101,648)
          Other reconciling items,
            net                       (3,319)             (84,311)            23,915            (45,073)
                                  __________           __________         __________         __________

               Total provision for
                 income taxes     $  843,020           $1,397,476         $1,061,161         $1,598,436
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________



The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1992, 1991 and
1990.  The adjustments proposed to date by the Interanl Revenue Service would result in approximately $6 million in additional income taxes.  When the matter is resolved, any income taxes due will become currently payable.  However, the majority of the proposed adjustments relate to the timing of recognition of certain income and expense items already provided for in the Company's deferred tax liability accounts.  Management intends to vigorously oppose the proposed adjustments and is of the opinion that the ultimate outcome will not have a significant adverse effect on the financial position or operations of the Company.











5.  Indebtedness:

The Company has a financing agreement with a commercial bank that permits the Company to borrow up to $25 million. The financing agreement allows the Company to borrow up to $22,000,000 which is due in January 1997 and up to $3,000,000 which is due on demand.
The total amount of long-term debt under this agreement at February
28, 1995 and August 31, 1994 was $22,000,000 and $18,713,998,
respectively.

Interest cost expensed and capitalized during the six months ended
February 28, 1995 and February 28, 1994 was as follows:

                                1995                 1994
                              ________             ________

     Interest expensed        $536,605             $292,643
     Interest capitalized      241,181              146,662
                              ________             ________

         Total interest cost  $777,786             $439,305
                              ________             ________
                              ________             ________

6.  Commitment:

The Company has entered into an agreement to donate land, improvements and other items, to the State of Florida, to be used as a site for a new university. The gift included 975 acres of land, road construction, engineering and planning services, assistance with utility costs and academic chairs. Amounts for academic chairs and planning activities were finalized during prior years and charged against earnings. The title to the land was transferred during May 1994, recorded as a contribution and charged against earnings. The commitment for road construction, totaling
$2.4 million, was accrued at May 31, 1994. The portion allocable to the university land was expensed as a donation while the remainder was capitalized.

7.  Accountants' review report:

The accompanying unaudited condensed consolidated financial statements have been reviewed by the Company's independent auditors in accordance with standards for such limited reviews established by the American Institute of Certified Public Accountants. The report of such auditors with respect to their limited review is attached hereto as Exhibit A.










ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $23,534,804 at February 28, 1995, up from $22,680,869 at August 31, 1994. As of Feburary 28, 1995 the
Company had cash and cash investments of $799,909 compared to $967,196 at August 31, 1994. Marketable securities increased from
$8,693,865 to $8,971,390 during the same period. The ratio of current assets to current liabilities increased from 5.01 to 1 at August 31, 1994 to 5.71 to 1 at February 28, 1995. Total assets increased by $2,549,513 from $102,184,698 at August 31, 1994 to
$104,734,211 at February 28, 1995.


The working capital increase is primarily the result of the decrease in current liabilities ($5,660,148 vs. $4,997,222 at August 31, 1994 and February 28, 1995, respectively). Ad valorem taxes ($1,143,204) and the profit sharing plan contribution
($248,594), accrued at August 31, 1994, were paid during the first quarter of fiscal 1995. Income taxes deferred and currently payable increased by $632,422 and the amount currently payable under the financing agreement with the commercial bank increased to $146,998 during the first six months of fiscal 1995.

In connection with a financing agreement with a commercial bank
(See Note 5 under Notes to Condensed Consolidated Financial
Statements), the Company has an unused availability of funds of approximately $2.9 million at February 28, 1995.

RESULTS OF OPERATIONS:

When compared to the same period a year ago, net income decreased
$1,120,512 and $1,077,806 during the three and six months ended
February 28, 1995, respectively. Income before income taxes decreased $1,615,081 during the first six months and $1,674,968 during the second quarter of fiscal 1995, when compared to the same periods a year ago. This was largely due to the decrease in earnings from agricultural activities ($3,528,165 vs. $4,943,360 during the first half of fiscal 1995 and 1994, respectively).

Citrus earnings decreased during the second quarter of fiscal 1995 when compared to the same period last year ($1,649,543 vs.
$2,777,055). The number of boxes harvested as of February 28, 1995 approximated the February 1994 level. However, the average revenue per box has declined approximately 12% from the prior year, primarily due to a decrease in the average number of pound solids per box. This is also the primary factor in the year to date decline in earnings for this division ($1,955,521 vs. $2,794,768 during the six months ended February 28, 1995 and 1994, respectively).



                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):


Sugarcane earnings decreased 5% during the first six months of fiscal 1995, compared to the same fiscal 1994 period ($1,270,468 vs. $1,341,998). The gross tons yielded by this year's crop were down 17% due to a 10% decrease in the number of producing acres.
Product quality has improved, however, as the sugar yield percentage has increased 7%, generating a 14% increase in the gross profit per ton harvested, significantly offsetting the decreased production volume.

Ranch earnings decreased $504,418 during the first six months of fiscal 1995 ($302,176 vs. $806,594), compared to the same period a year ago. An increase in the number of animals placed in feedlots has decreased the number of calves sold during the period. More calves have been placed on feed in an attempt to improve the gross profit per calf.

Construction of the new state university, on the land donated by the Company, has been somewhat delayed. The permits necessary for construction have been challenged by a local group in Fort Myers, Florida. However, efforts are underway to negotiate a settlement and a resolution appears eminent. Management is of the opinion that this matter will be favorably resolved and construction will begin before the end of 1995.








                                                         FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             February 28, 1995.

    (b)  Reports on Form 8-K.

         None.









                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALICO, INC.
                                     (Registrant)



April 13, 1995                       W. Bernard Lester
Date                                 Exeuctive Vice President
                                     and Chief Operating Officer
                                     (Signature)

April 13, 1995                       L. Craig Simmons
Date                                 Vice President and
                                     Chief Financial Officer
                                     (Signature)

April 13, 1995                       Patrick W. Murphy
Date                                 Controller
                                     (Signature)





                                                        EXHIBIT A



                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as to February 28, 1995, and the related condensed consolidated statements of operations and retained earnings for the three-month and the six-month periods ended
February 28, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six-month periods ended February
28, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accodingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc.
and subsidiary as of August 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated
October 16, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1994, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
April 4, 1995






                                                        FORM 10-Q





                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February
28, 1995:


    Number of shares outstanding at August 31, 1994       7,027,827
                                                          _________
                                                          _________


    Number of shares outstanding at February 28, 1995     7,027,827
                                                          _________
                                                          _________



    Weighted Average 9/1/94 - 2/28/95                    7,027,827
                                                         _________
                                                         _________














                                                       EXHIBIT B



