Form 10-Q/A
period 1995-02-28
ALICO INC
filed 1995-05-17
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q
                              (Ammended)

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

                            FORM 10-Q
                           (Ammendment)




                  PART II.  OTHER INFORMATION


ITEM 6. Exhibits and reports on Form 8-K.


(a)  Exhibits:

        A.  Accountant's Report (previously submitted).

        B.  Computation of Weighted Average Shares Outstanding at
            February 28, 1995 (previously submitted).

        C.  Exhibit 27 - Financial Data Schedule


(b)  Reports on Form 8-K.

        None

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALICO, INC.
                                        (Registrant)


May 17, 1995                            W. Bernard Lester
Date                                    Executive Vice President
                                      and Chief Operating Officer
                                          (Signature)

May 17, 1995                            L. Craig Simmons
Date                                    Vice President and
                                        Chief Financial Officer
                                           (Signature)

May 17, 1995                            Patrick W. Murphy
Date                                    Controller
                                            (Signature)