Form 10-Q
period 1995-05-31
ALICO INC
filed 1995-07-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 1995

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


                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at July 14, 1995.

                                                                                                       FORM 10-Q
                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)
                                                         (Unaudited)                         (Unaudited)
                                                   Three Months Ended May 31,           Nine Months Ended May 31,
                                                     1995             1994                1995             1994
                                               _______________________________      _______________________________
Revenue:
     Citrus                                      $ 6,104,297      $ 5,003,313         $16,354,582      $16,079,635
     Sugarcane                                       847,565        1,102,100           5,870,393        6,650,841
     Ranch                                         1,209,980        1,356,222           2,150,968        3,310,253
     Rock products and sand                          222,144          324,518             712,832          829,436
     Oil lease and land rentals                      329,898          307,029             500,659          469,495
     Forest products                                  39,040           52,662              92,982          103,632
     Profit on sales of real estate                   60,905        4,065,524              97,129        4,225,789
     Interest and investment income                  238,342          192,756             758,720          789,492
     Other                                            12,529           11,967              58,912           57,058
                                                 ___________      ___________         ___________      ___________

          Total revenue                            9,064,700       12,416,091          26,597,177       32,515,631
                                                 ___________      ___________         ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   4,633,091        3,798,896          12,927,855       12,080,450
     Sugarcane production and harvesting             485,693          585,025           4,238,053        4,791,768
     Ranch                                           975,349          972,095           1,614,161        2,119,532
     Real estate expenses                            129,156          151,049             357,587          493,081
     Interest                                        406,694          208,358             943,299          501,001
     Other, general and administrative               513,377        1,305,836           1,572,282        2,497,286
                                                ____________      ___________         ___________      ___________

          Total costs and expenses                 7,143,360        7,021,259          21,653,237       22,483,118
                                                ____________      ___________         ___________      ___________

Income before income taxes                         1,921,340        5,394,832           4,943,940       10,032,513
Provision for income taxes                           694,279        1,918,665           1,755,440        3,517,101
                                                ____________      ___________         ___________      ___________

Net income                                         1,227,061        3,476,167           3,188,500        6,515,412

Retained earnings beginning of period             61,133,759       56,240,678          60,929,277       54,255,607
Dividends paid                                           -                -            (1,756,957)      (1,054,174)
                                                 ___________      ___________         ___________      ___________

Retained earnings end of period                  $62,360,820      $59,716,845         $62,360,820      $59,716,845
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Weighted average number of shares outstanding      7,027,827        7,027,827           7,027,827        7,027,827
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Per share amounts:
     Net income                                  $       .17      $       .49         $       .45      $       .93
     Dividends                                   $       -        $       -           $       .25      $       .15

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (See Accountants' Review Report)


                                                    (Unaudited)            (Audited)
                                                    May 31, 1995         August 31,1994
                                                 _________________       ______________
          ASSETS
Current assets:
     Cash and cash investments                      $  1,080,863          $    967,196
     Marketable Securities                             8,869,972             8,693,865
     Accounts and mortgage notes receivable            9,108,799             7,618,943
     Inventories                                      10,553,142            10,681,350
     Prepaid expenses                                     84,028               189,120
     Interest receivable                                  93,800               190,543
                                                    ____________          ____________

          Total current assets                        29,790,604            28,341,017

Mortgage notes receivable, non-current                 2,024,432             3,131,465
Land held for development and sale                     7,131,243             6,757,549
Investments                                              925,785               810,677
Other                                                     45,195                40,470
Property, buildings and equipment                     91,100,075            85,507,357
Less:  Accumulated depreciation                      (24,401,252)          (22,403,837)
                                                    ____________          ____________

          Total assets                              $106,616,082          $102,184,698
                                                    ____________          ____________
                                                    ____________          ____________

























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                                    (Unaudited)             (Audited)
                                                    May 31, 1995         August 31, 1994
        LIABILITIES                              _________________       _______________
Current liabilities:
     Accounts payable                               $  1,176,926          $  1,386,912
     Due to profit sharing plan                              -                 248,594
     Accrued donation (See Note 6)                     1,908,468             2,103,051
     Accrued expenses                                    968,526             1,297,862
     Income taxes payable                                468,897                56,303
     Deferred income taxes                               335,586               567,426
     Note payable to bank, current portion               593,000                   -
                                                    ____________          ____________

          Total current liabilities                    5,451,403             5,660,148

Note payable to bank, long-term                       22,000,000            18,713,998

Deferred income taxes                                  9,254,119             9,424,707

Deferred retirement benefits                             521,913               428,741
                                                    ____________          ____________

          Total liabilities                           37,227,435            34,227,594
                                                    ____________          ____________
       STOCKHOLDERS' EQUITY

Common stock                                        $  7,027,827          $  7,027,827

Retained earnings                                     62,360,820            60,929,277
                                                    ____________          ____________

     Total stockholders' equity                       69,388,647            67,957,104
                                                    ____________          ____________

     Total liabilities and stockholders' equity     $106,616,082          $102,184,698
                                                    ____________          ____________
                                                    ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                    ALICO, INC. AND SUBSIDIARY                         FORM 10-Q
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)
                                                                         (Unaudited)
                                                                  Nine Months Ended May 31,
                                                                    1995             1994
                                                               _______________________________
Cash flows from operating activities:
     Net income                                                 $ 3,188,500      $ 6,515,412
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                            3,097,942        2,811,025
          Accrued donation                                         (194,583)       2,290,692
          Net decrease in current assets and liabilities         (1,123,711)      (2,440,192)
          Deferred income taxes                                    (402,428)       1,866,341
          Other                                                    (341,350)      (4,668,018)
                                                                ___________      ___________

            Net cash provided from operating activities           4,224,370        6,375,260
                                                                ___________      ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                         (6,848,571)      (6,028,772)
     Proceeds from sales of property and equipment                  190,783          694,734
     Purchases of marketable securities                          (1,249,473)      (1,758,062)
     Proceeds from sales of marketable securites                    978,904        1,455,005
                                                                ___________      ___________

            Net cash used for investing activities               (6,928,357)      (5,637,095)
                                                                ___________      ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                                   695,609          112,068
     Repayment of bank loan                                      (9,570,000)      (7,050,025)
     Proceeds from bank loan                                     13,449,002        7,524,574
     Dividends paid                                              (1,756,957)      (1,054,174)
                                                                ___________      ___________

            Net cash provided from financing activities           2,817,654         (467,557)
                                                                ___________      ___________
            Net increase (decrease) in cash
              and cash investments                              $   113,667      $   270,608
                                                                ___________      ___________
                                                                ___________      ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amount capitalized          $   833,080      $   432,237
                                                                ___________      ___________
                                                                ___________      ___________

     Cash paid for income taxes                                 $ 1,744,600      $ 2,210,861
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1994. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 1995 and August 31, 1994 and the consolidated results of operations and cash flows for the nine months ended May 31, 1995 and 1994.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,770,146 in 1995 and $1,697,547 in 1994. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Recognition of revenue for real estate sales

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

The Company has entered into an option agreement for the sale of certain property at a purchase price of approximately $8,300,000 with an estimated gross profit of approximately $7,900,000.

3.  Inventories:

    A summary of the Company's inventories is shown below:

                                   May 31,            August 31,
                                    1995                 1994
                                 ____________        ___________

Unharvested fruit crop on trees  $ 4,712,561         $ 5,936,629
Unharvested sugarcane              1,399,414           2,160,025
Beef cattle                        4,033,919           2,227,320
Sod                                  407,248             357,376
                                 ___________         ___________

     Total inventories           $10,553,142         $10,681,350
                                 ___________         ___________
                                 ___________         ___________

                                                                                       FORM 10-Q
4.  Income taxes:

The provision for income taxes for the quarters ended May 31, 1995 and 1994 is summarized as follows:


                                     Three Months Ended May 31,              Nine Months Ended May 31,
                                     1995                 1994                1995              1994
                                  _______________________________         _____________________________


     Current:
          Federal income tax      $  600,190           $  370,819         $1,579,707         $1,410,570
          State income tax            99,105               26,734            263,516            240,190
                                  __________           __________         __________         __________

                                     699,295              397,553          1,843,223          1,650,760
                                  __________           __________         __________         __________
     Deferred:
          Federal income tax          (3,933)           1,335,612            (75,561)         1,587,298
          State income tax            (1,083)             185,500            (12,222)           279,043
                                  __________           __________         __________         __________

                                      (5,016)           1,521,112            (87,783)         1,866,341
                                  __________           __________         __________         __________
             Total provision for
               income taxes       $  694,279           $1,918,665         $1,755,440         $3,517,101
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended May 31, 1995 and 1994:

                                     Three Months Ended May 31,              Nine Months Ended May 31,
                                     1995                 1994                1995              1994
                                  _______________________________         _____________________________

          Expected income Tax    $  653,256            $1,834,242         $1,680,940         $3,411,054
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit       69,745               195,835            179,465            364,180
          Nontaxable interest and
            dividends               (34,748)              (34,995)          (134,906)          (136,643)
          Other reconciling items,
            net                       6,026               (76,417)            29,941           (121,490)
                                  __________           __________         __________         __________

               Total provision for
                 income taxes     $  694,279           $1,918,665         $1,755,440         $3,517,101
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________

The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1992, 1991 and
1990.  The adjustments proposed to date by the Internal Revenue Service would result in approximately $6 million in additional income taxes.  When the matter is resolved, any income taxes due will become currently payable.  However, the majority of the proposed adjustments relate to the timing of recognition of certain income and expense items already provided for in the Company's deferred tax liability accounts.  Management intends to vigorously oppose the proposed adjustments and is of the opinion that the ultimate outcome will not have a significant adverse effect on the financial position or operations of the Company.

A partial settlement was reached with the Internal Revenue Service during April of 1995.  A payment of $385,043 was made consisting of $260,259 taxes and $124,784 interest.  The items conceded related to the timing of recognition of certain items previously expensed.  The effect of this payment was to increase interest expense by $124,784 and reduce the current deferred tax liability by $260,259.

5.  Indebtedness:

The Company has a financing agreement with a commercial bank that permits the Company to borrow up to $25 million. The financing agreement allows the Company to borrow up to $22,000,000 which is due in January 1997 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agreement at May 31, 1995 and August 31, 1994 was $22,000,000 and $18,713,998,
respectively.

Interest cost expensed and capitalized during the nine months ended May 31, 1995 and May 31, 1994 was as follows:

                                 1995                1994
                              __________           ________

     Interest expensed        $  943,299           $501,001
     Interest capitalized        384,946            236,500
                              __________           ________

         Total interest cost  $1,328,245           $737,501
                              __________           ________
                              __________           ________

6.  Commitment:

The Company donated land, improvements and other items, to the State of Florida, to be used as a site for a new university. The gift included 975 acres of land, road construction, engineering and planning services, assistance with utility costs and academic chairs. Amounts for academic chairs and planning activities were finalized during prior years and charged against earnings. The title to the land was transferred during May 1994, recorded as a contribution and charged against earnings. The commitment for road construction, totaling $2.4 million, was accrued at May 31, 1994. The portion allocable to the university land was expensed as a donation while the remainder was capitalized.

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

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $24,339,201 at May 31, 1995, up from $22,680,869 at August 31, 1994. As of May 31, 1995 the
Company had cash and cash investments of $1,080,863 compared to $967,196 at August 31, 1994. Marketable securities increased from $8,693,865 to $8,869,972 during the same period. The ratio of current assets to current liabilities increased from 5.01 to 1 at August 31, 1994 to 5.46 to 1 at May 31, 1995. Total assets increased by $4,431,384 from $102,184,698 at August 31, 1994 to
$106,616,082 at May 31, 1995.

The working capital increase (approximately $1.7 million) is primarily the result of increased accounts and mortgage notes receivable (approximately $1.5 million) at May 31, 1995. Total boxes of citrus harvested has increased over the last year due to an increase in the amount of producing acres, resulting in higher revenues and related receivables. Additionally, the current portion of mortgage notes receivable at May 31, 1995 increased over the August 31, 1994 balances.

In connection with a financing agreement with a commercial bank
(See Note 5 under Notes to Condensed Consolidated Financial
Statements), the Company has an unused availability of funds of approximately $2.4 million at May 31, 1995.

RESULTS OF OPERATIONS:

When compared to the same period a year ago, net income decreased $2,249,106 and $3,326,912 during the three and nine months ended May 31, 1995, respectively. Income before income taxes decreased $5,088,573 during the first nine months and $3,473,492 during the third quarter of fiscal 1995, when compared to the same periods a year ago. This was largely due to a decrease in earnings from real estate sales ($3,993,166). The Company sold 40 acres of land in Lee County, Florida last year for a $3.9 million gain which was included in earnings for the third quarter of fiscal 1994. Additionally, earnings from agricultural activities declined ($5,688,856 in 1995 vs. $7,152,611 in 1994).

Citrus earnings increased during the third quarter of fiscal 1995 when compared to the same period last year ($1,471,206 vs. $1,204,417) primarily as a result of a 21% increase in the total boxes harvested. However, the average revenue per box has declined approximately 7% from the prior year, due to a decrease in the average number of pound solids per box. The decrease in pound solids per box is the primary factor in the year to date decline in earnings for this division ($3,426,727 vs. $3,999,185 during the nine months ended May 31, 1995 and 1994, respectively).

                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):


Earnings from sugarcane operations have also declined when compared to last year ($1,632,340 vs. $1,859,073 for the nine months ended May 31, 1995 and 1994, respectively). Gross profit per acre approximated the prior year level ($326 vs. $330). However, there were fewer acres in production this year (5,000 acres vs. 5,626 acres during fiscal 1995 and 1994, respectively). Consequently, fewer gross tons were harvested compared to the prior year (186,035 tons harvested in the current year vs. 230,142 tons in the prior year).

Ranch earnings decreased $653,914 during the first nine months of fiscal 1995 ($536,807 vs. $1,190,721), compared to the same period a year ago. An increase in the number of animals placed in feedlots has decreased the number of calves sold during the period. More calves have been placed on feed in an attempt to improve the gross profit per calf.

Permits have been filed with the South Florida Water Management
District and the U.S. Army Corps of Engineers to begin construction on the new state university. The Company is currently providing the first phanse of Tree Line Avenue as part of its previously accrued commitment. Campus construction permits were filed at the end of June. Actual construction on the university is anticipated to begin in January 1996. Current plans are to have the core buildings completed for a projected opening day in August 1997.

The Company has entered into an option agreement for the sale of 5,800 acres in Polk County, Florida. The agreement calls for a sales price of approximately $8.3 million and will generate a $7.9 million gain.

                                                         FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 1995.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.





                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALICO, INC.
                                     (Registrant)



July 14, 1995                       W. Bernard Lester
Date                                 Exeuctive Vice President
                                     and Chief Operating Officer
                                     (Signature)

July 14, 1995                       L. Craig Simmons
Date                                 Vice President and
                                     Chief Financial Officer
                                     (Signature)

July 14, 1995                       Patrick W. Murphy
Date                                 Controller
                                     (Signature)

                                                        EXHIBIT A


                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of May 31, 1995, and the related condensed consolidated statements of operations and retained earnings for the three-month and the nine-month periods ended May 31, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
June 28, 1995

                                                        FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31,
1995:



    Number of shares outstanding at August 31, 1994       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 1995          7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/94 - 5/31/95                    7,027,827
                                                         _________
                                                         _________





                                                       EXHIBIT B