Form 10-K
period 1995-08-31
ALICO INC
filed 1995-11-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 1995.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
                                  ALICO, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

          Florida                                     59-0906081
_______________________________                  ____________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   P. O. Box 338, La Belle, Florida                     33935
________________________________________              __________
(Address of principal executive offices)              (Zip Code)

                                                   (941)675-2966
Registrant's telephone number, including area code______________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         Name of each exchange on
            Title of each class              which registered
            ___________________          ________________________
                   None                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                _________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 20, 1995 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by nonaffiliates was approximately $60,856,775.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 10, 1995 are incorporated by reference in Parts II and III, respectively.

                                 PART I
                                 ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 164,581 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 5 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 73 to 93 percent of annual revenues during the past five years. Citrus groves generate the most gross revenue. Sugarcane ranks second in revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of revenue. Approximately 10,006 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 5,000 acres in production during the 1995 fiscal year consisted of 1,110 acres planted in the fall of 1989, 863 acres planted in 1990, 22 acres planted in 1991, 2,042 acres planted in 1992 and 1,003 acres planted in 1993.

The Company continued to expand agriculture activities during the 1995 fiscal year, continuing development of a farm leasing project and additional citrus acreage.

Leasing of lands for rock mining and oil and mineral exploration, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 2 to 3 percent of total revenue.

The Company is not in the land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc.; however, it does from time to time sell properties which, in the judgment of management, are surplus to the Company's primary operations. Gross revenue from land sales during the past five years has ranged from 1 to 20 percent of total revenues.

For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 11 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this document.

Subsidiary Operations
_____________________
The Company's wholly owned subsidiary, Saddlebag Lake Resorts, Inc. (the "Subsidiary"), is only active in the subdividing, development and sale of real estate. The financial results of the operation of this subsidiary are consolidated with those of the Company. (See Note 1 of Notes to Financial Statements.)

Contributions by the Subsidiary to the net income of the Company, during the past five years, have ranged from 0 to 1 percent. The Subsidiary has two subdivisions near Frostproof, Florida which have been developed and are on the market. Approximately 68% of the lots have been sold.

Citrus
______
Approximately 7,694 acres of citrus were harvested during the 1995 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 1995, approximately 88% of the Company's fruit crop was marketed under this agreement, the same percentage as in 1993/94. The Company expects that the majority of the 1995/96 crop will be marketed under the same terms. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 12% of total citrus revenue for the year.

Ranch
_____
The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 19,000 cows, bulls and replacement heifers. Approximately 31% of the herd are from one to five years old, while the remaining 69% are six and older. The Company primarily sells to contract cattle buyers. The Company also sells cattle through local livestock auction markets and to packing and processing plants located in the area. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge up to 50% of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. During 1993, the Company began a program of retaining ownership of calves shipped to Midwest feedlots. This program results in \ increased sales prices per head as weight is added in the feedlot.

Sugarcane
_________

The Company had 5,000 acres and 5,626 acres of sugarcane in production during the 1994/95 and 1993/94 fiscal year, respectively. The 1994/95 and 1994/93 crops yielded approximately 186,000 and 230,000 gross tons, respectively.

Forest Products
_______________

Approximately 6% of the Company's properties are classified as timberlands. The principal forest products sold by the Company, prior to the 1992/93 fiscal year, were pulpwood and sabal palms. These products were sold to a paper company and various landscaping companies, respectively. During the 1994/95 fiscal year, revenues consisted almost entirely of sabal palms sold to landscaping companies. The Company does not incur any of the harvesting expenses.

Part of the lands, from which the timber was removed, is being converted to semi-improved pasture and other uses.

Land Rental for Grazing, Agricultural and Other Uses
____________________________________________________

The Company rents lands to other for grazing, farming and recreational uses, on a tenant-at-will basis, for an annual fee. The income is not significant when compared to overall gross income, however, it does help to offset the expense of carrying these properties until they are put to a more profitable use. The Company has developed additional land to lease for farming.

There were no significant changes in the method of rental for these purposes during the past fiscal year.

Leases for Oil and Mineral Exploration
______________________________________

The Company has leased subsurface rights to a portion of it's properties for the purpose of oil and mineral exploration. Currently, there are no leases in effect.

Twenty-three wells have been drilled during the years that the Company has been leasing subsurface rights to oil companies. The drilling has resulted in twenty-one dry holes, one marginal producer, which has been abandoned, and one average producer, still producing.

Mining Operations:  Rock and Sand
_________________________________

The Company leases 7,927 acres in Lee County, Florida to Florida Rock Industries, Inc. of Jacksonville, Florida for mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

Royalties which the company receives for these products are based on a percentage of the f.o.b. plant sales price.

Competition
___________

As indicated, the Company is primarily engaged in a limited number of agricultural activities, all of which are highly competitive. For instance, citrus is grown in several states, the most notable of which are:
Florida, California, Arizona and Texas. In addition, citrus and sugarcane products are imported from some foreign countries. Beef cattle are produced throughout the United States and domestic beef sales must also compete with sales of imported beef. Additionally, forest and rock products are produced in most parts of the United States. Leasing of land for oil exploration is also widespread.

The Company's share of the market for citrus, cattle and forest products in the United States is insignificant.

Environmental Regulations
_________________________

The Company's operation is subject to various federal, state and local laws regulating the discharge of materials into the environment. The Company is in substantial compliance with all such rules and such compliance has not had a material effect upon capital expenditures, earnings or the competitive position of the Company.

While compliance with environmental regulations has not had a material economic effect on the Company's operations, executive officers are required to spend a considerable amount of time keeping current on these matters. In addition, there are ongoing costs incurred in complying with the permitting and reporting requirements.

Employees
_________

At the end of August 1995 the Company had a total of 138 full-time employees classified as follows: Citrus 60; Ranch 24; Sugarcane 10; Facilities Maintenance Support 29; General and Administrative 15. There are no employees engaged in the development of new products or research.

Seasonal Nature of Business
___________________________

As with any agribusiness enterprise, the Company's business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs from October to June. Cattle sales usually occur in the first and fourth quarters of the fiscal year, with the majority occurring in the fourth quarter. Sugarcane is harvested during the first, second and third quarters. Other segments of the Company's business such as its timber, mining and leasing operations, tend to be more successive than seasonal in nature.

Item 2.          Properties.
____________________________

At August 31, 1995, the Company owned a total of 164,581 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        550    8,870      447   --  3,148     --     --      4   13,019

Lee       3,731    1,088       --   --     --     --  1,460  3,646    9,925

Hendry    3,823   80,609   24,096  373  2,299  6,831  5,106  3,636  126,773

Collier   1,902    5,371    1,212   --  4,041     --     --  2,338   14,864
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals   10,006   95,938   25,755  373  9,488  6,831  6,566  9,624  164,581
         ______  _______   ______  ___  _____  _____  _____  _____  _______
         ______  _______   ______  ___  _____  _____  _____  _____  _______


Of the above lands, the Company utilizes 25,308 acres of improved pasture plus approximately 60,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

In addition to the land shown in the above table, the Company owns full subsurface rights to 1,173 acres and fractional subsurface rights to 18,882 acres.

From the inception of the Company's initial development program in 1948, the goal has been to develop the lands for the most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. It is the opinion of Management that the lands are suitable for agricultural, residential and commercial uses. However, since the Company is primarily engaged in agricultural activities, some of the lands are considered surplus to its needs for this purpose and, as indicated under Item 1 of this report, sales of real property are made from time to time.

Management believes that each of the major programs is adequately supported by agricultural equipment, buildings, fences, irrigation systems and other amenities required for the operation of the projects.

In October 1992 the Company entered into a contract, with the Board of Regents of the State of Florida, committing to a donation of 975 acres of land and other items, in connection with a new state university. In addition to the contribution of land, the following items and amounts were also committed: design and planning - $200,000; academic chairs - $1,200,000; road construction - $2,400,000.

Governmental approvals have been obtained to develop approximately 2,500 acres surrounding the University site. However, the development schedule of the University is subject to the appropriation of funds by the legislature. Currently, construction is expected to begin in January 1996 with the opening to occur in the fall of 1997.

Item 3.          Legal Proceedings.
___________________________________

There are no pending legal proceedings involving the Company.

Item 4.          Submission of Matters to a Vote of Security Holders.
_____________________________________________________________________

There were no matters submitted to a vote of security holders during the 1995 fiscal year.

Executive Officers of the Company
_________________________________

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 1995.

Election of Executive Officer is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___

Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        President and Chief Executive Office (since
                        January 1988) and Director (since March 1973)    53

W. Bernard Lester       Executive Vice President and Chief Operating
                        Officer (since January 1988) and Director
                        (since 1987), prior to July 1, 1986 was
                        Executive Director of Florida Department of
                        Citrus for over five years                       56

L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31,
                        1992) and Assistant Comptroller (from January
                        1 to December 31, 1991), prior to September
                        1990 was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          43

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1991 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 1992.

                                     PART II
                                     _______

Item 5.          Market for the Registrant's Common Stock and Related
_____________________________________________________________________
                 Stockholder Matters.
                 ____________________

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 1995 and 1994 are presented below:

                                 1995                    1994
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               18 1/4     16 1/2       19 3/4     17 1/4

Second Quarter              17 5/16    15 1/2       22 3/4     18 1/2

Third Quarter               17 1/2     15           21 1/4     17

Fourth Quarter              20         15 1/2       18 1/4     16

Approximate Number of Holders of Common Stock
_____________________________________________

As of October 20, 1995 there were approximately 1,084 holders of record of Alico, Inc. Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 23, 1992          November 12, 1992               $.15
   October 22, 1993          November 12, 1993               $.15
   October 21, 1994          November 10, 1994               $.25

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Item 6.          Selected Financial Data.
_________________________________________

                                               Years Ended August 3l,
DESCRIPTION                  1995      1994      1993      1992      1991
                           ________  ________  ________  ________  ________
                                (In Thousands Except Per Share Amounts)
Revenues                   $ 39,571  $ 38,502  $ 28,563  $ 32,284  $ 28,185
Costs and Expenses           25,105    26,799    24,103    24,930    19,688
Income Taxes                  5,525     3,975     1,503     2,455     2,803
Cumulative Effect of
  Accounting Change             -         -       2,337       -         -
Net Income                    8,941     7,728     5,294     4,899     5,694
Average Number of
  Share Outstanding           7,028     7,028     7,028     7,028     7,028
Net Income per Share           1.27      1.10       .75       .70       .81
Cash Dividend Paid per Share    .25       .15       .15       .15       .15
Current Assets               31,736    28,341    23,597    22,572    21,912
Total Assets                109,007   102,185    90,516    85,632    80,367
Current Liabilities           5,656     5,660     2,936     4,748     3,358
Ratio-Current Assets
  to Current Liabilities     5.61:1    5.01:1    8.04:1    4.75:1    6.53:1
Working Capital              26,080    22,680    20,661    17,824    18,554
Long-Term Obligations        27,945    28,568    26,296    23,840    23,810
Total Liabilities            33,601    34,228    29,232    28,588    27,168
Stockholders' Equity         75,406    67,957    61,283    57,043    53,199


Item 7.          Management's Discussion and Analysis of Financial
__________________________________________________________________
                 Condition and Results of Operations.
                 ____________________________________

Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $10.6 million at August 31, 1995 compared with $9.7 million at August 31, 1994. Working capital also increased, from $22.7 million at August 31, 1994 to $26.1 million at August 31, 1995. Reinvestment of interest and dividends earned on cash and marketable securities increased the Company's position in these assets.

In addition, the retained ownership of feeder cattle (as explained in the Ranching Operations section) has resulted in an increase in inventories at year end ($13.1 million vs $10.7 million at August 31, 1995 and 1994, respectively).

During the fourth quarter of fiscal 1995, the Company sold 5,800 acres in Polk County, Florida to the State of Florida in a sale negotiated by The Nature Conservancy through the State's Conservation and Recreation Lands Program.

Permits have been issued by the South Florida Water Management District and the U.S. Army Corps of Engineers to begin construction on the new university. The Company has provided a construction road as part of its road construction commitment. Actual construction on the university is anticipated to begin in the spring of 1996. Current plans are to have the core buildings completed for a projected opening in the fall of 1997.

In connection with the examination by the Internal Revenue Service (see note 8) for the years ended August 31, 1992, 1991 and 1990, a partial settlement was made in April of 1995 relating to the year ended August 31, 1990. A payment of $385 thousand was made of which $260 thousand represented taxes and $125 thousand represented interest. The issues conceded related to the timing of items previously expensed. When the matter is completely resolved, any income taxes due will become currently payable. However, virtually all of the adjustments relate to differences of opinion regarding the timing of recognition of various deductions and, as a result, provision has been made through deferred income taxes and no further significant adjustment to earnings will be necessary. Management expects to resolve the remaining proposed adjustments during fiscal 1996.

Cash outlay for land, equipment, buildings, and other improvements totaled $8.3 million, compared to $7.6 million during August 31, 1995 and 1994, respectively. Major expenditures included capitalized maintenance costs for young citrus groves and development of a new citrus grove. Land excavation for farm leasing also continued, as did expenditures for replacement equipment and sugarcane capital maintenance. Development is now complete on citrus groves. Capital projects are currently expected to decline during the next fiscal year.

Management believes that the Company will be able to meet its working capital requirements with internally generated funds. In addition, the Company has an unused credit commitment which provides for revolving credit of up to $25 million of which $8.9 million was available for the Company's general use at August 31, 1995 (see note 6).

Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              1995       1994       1993
                                            _______    _______    _______

     Operating revenue                      $30,547    $33,188    $27,149
     Gross profit                             7,059      7,607      4,163
     Profit (loss) on sale of real estate     7,585      3,726       (121)
     Interest and investment income             998      1,045        926
     Interest expense                         1,176        675        508
     Provision for income taxes               5,525      3,975      1,503
     Effective income tax rate                 38.2%      34.0%      33.7%
     Net income before cumulative effect
       of accounting change                   8,941      7,728      2,957


Operating Revenue
_________________

Fiscal 1995 operating revenues decreased by 8 percent from fiscal 1994. The decrease was primarily attributable to lower agricultural revenues.

Fiscal 1994 operating revenues were up 22 percent over fiscal 1993. The increase primarily reflected improved earnings from agricultural activities.

Gross Profit
____________

Gross profit during fiscal 1995 declined by 7 percent from fiscal 1994. The decrease was attributable to higher production costs for citrus, decreased sugarcane production, and lower market prices for beef, combined with decreased sales volume.

Gross profit during fiscal 1994 was up 83 percent over fiscal 1993. The increase was attributable to higher market prices for citrus, increased sugarcane production and higher market prices for beef, combined with increased sales volume.

Profit (Loss) on Sale of Real Estate
____________________________________

The Company recognized a $7.6 million profit from real estate sales during fiscal 1995, compared to a $3.7 million profit during fiscal 1994. The fiscal 1995 profit is attributable to the sale of 5,800 acres in Polk County, Florida to the State of Florida.

The Company recognized a $3.7 million profit from the sale of real estate during fiscal 1994 compared to a $121 thousand loss during fiscal 1993. The fiscal 1994 profit was attributable to the sale of 40 acres in the proximity of the site of the new university in Lee County, Florida.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Investment earnings were reinvested throughout fiscal 1995 and 1994, increasing investment levels during each year. The decline in fiscal 1995 interest and investment income reflects an increase in equity securities.

Interest and investment income was higher in 1994 than fiscal 1993 primarily because of higher investment levels.

Interest Expense
________________

Interest expense rose 74 and 33 percent during fiscal 1995 and 1994, respectively. The rise in both years was due to interest rate increases during the year, combined with an increase in the level of borrowings during the year. However, proceeds from the Polk County real estate sale were subsequently used to reduce debt principal. Total interest cost, which includes capitalized interest and is discussed in Note 6, increased 69 percent during fiscal 1995 and 19 percent during fiscal 1994, compared to each respective prior fiscal year.

Provision for Income Taxes
__________________________

The effective tax rate was 38.2 percent during fiscal year 1995, compared to 34 percent during fiscal 1994 and 33.7 percent in fiscal 1993. The increase was due to deferred tax accruals to provide for the effects of the IRS audit (see note 8).

Net Income Before Cumulative Effect of Accounting Change
________________________________________________________

As a result of the factors discussed above, fiscal 1995 earnings increased 16 percent compared to fiscal 1994, while fiscal 1994 earnings were up
261.3 percent compared to fiscal 1993 earnings before the cumulative effect of the accounting change.

Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 1995, 1994 and 1993, is presented in the following schedule and is discussed in subsequent sections:

                                               Years Ended August 31,
                                                   (in thousands)
                                         1995          1994          1993
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $19,674       $18,796       $16,466
    Less harvesting & marketing          6,569         6,226         5,876
                                       _______       _______       _______
      Net Sales                         13,105        12,570        10,590

  Cost and Expenses:
    Direct production**                  5,488         4,926         5,467
    Allocated cost*                      2,205         2,220         2,005
                                       _______       _______       _______

      Total                              7,693         7,146         7,472
                                       _______       _______       _______

        Gross profit, citrus             5,412         5,424         3,118
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                                6,026         6,839         5,010
    Less harvesting & hauling            1,294         1,566         1,252
                                       _______       _______       _______
      Net Sales                          4,732         5,273         3,758

  Costs and expenses:
    Direct production                    1,681         1,789         1,499
    Allocated cost*                      1,291         1,367         1,305
                                       _______       _______       _______

      Total                              2,972         3,156         2,804
                                       _______         _____       _______

        Gross profit, sugarcane          1,760         2,117           954
                                       _______       _______       _______














Individual Operating Divisions (Continued)


                                               Years Ended August 31,
                                                   (in thousands)
                                         1995          1994          1993
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                2,952         5,518         3,864
  Costs and expenses:
    Direct production                    1,438         2,241         1,809
    Allocated cost*                      1,008         1,608         1,147
                                       _______       _______       _______

      Total                              2,446         3,849         2,956
                                       _______       _______       _______

        Gross profit, ranch                506         1,669           908
                                       _______       _______       _______
        Total gross profit,
          agriculture                    7,678         9,210         4,980
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand                 956         1,123           913
    Oil leases and land rentals            678           708           474
    Sabal palms                            146           134           236
    Other                                  116            71           185
                                       _______       _______       _______
        Total                            1,896         2,036         1,808
  Costs and expenses:
    Allocated Cost*                        384           383           485
    General and administrative,
      all operations                     2,131         3,256         2,140
                                       _______       _______       _______

        Total                            2,515         3,639         2,625
                                       _______       _______       _______

          Gross loss, other
            operations                    (619)       (1,603)         (817)
                                       _______       _______       _______

          Total gross profit             7,059         7,607         4,163
                                       _______       _______       _______

                                            Years Ended August 31,
                                                   (in thousands)
                                         1995          1994          1993
                                       _______       _______       _______
INTEREST & DIVIDENDS
  Revenue                                  998         1,045           926
  Expense                                1,176           675           508
                                       _______       _______       _______

        Interest & dividends, net         (178)          370           418
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                  8,026         4,268           488
  Expenses:
    Cost of sales                          111           192           146
    Other Costs                            330           350           463
                                       _______       _______       _______

      Total                                441           542           609
                                       _______       _______       _______
        Gain (loss) on sale of
          real estate                    7,585         3,726          (121)
                                       _______       _______       _______

          Income before income taxes
          and cumulative effect        $14,466       $11,703       $ 4,460
                                       _______       _______       _______
                                       _______       _______       _______

 * Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of 1.4 million on 1,718 acres in 1995, 1.0 million on 2,212 acres in 1994 and $730 thousand on 1,435 acres in 1993.

Citrus
______

Gross profit was $5.4 million for fiscal 1995 and 1994, and $3.1 million for fiscal 1993.

Citrus revenue for fiscal 1995 rose 5 percent over fiscal 1994 ($19.7 million during fiscal 1995 vs. $18.8 million during fiscal 1994), the result of a 7 percent production increase for the year, as 3.4 million boxes were harvested during fiscal 1995, compared to 3.2 million boxes during fiscal 1994. Direct production costs increased 11 percent over fiscal 1994 ($5.5 million during fiscal 1995 vs $4.9 million during fiscal
1994), while allocated costs remained constant for fiscal 1995 and 1994 at $2.2 million each year.

The rise in citrus revenue was largely attributable to the increase in production discussed above. The average market price, however, declined 2 percent ($5.80 per box in fiscal 1995 vs. $5.94 per box in fiscal 1994).

The increase in direct production was due, in part, to the addition of the last phase of the Corkscrew West Grove. Additionally, cultivation costs increased. These expenses are typically impacted by various circumstances, such as, the weather, insect and other parasite pressure, combined with various disease prevention and treatment programs. The Company practices cultivation techniques that are designed to maintain yield per acre and maximize the related cost to benefit ratio.

Citrus revenue during fiscal 1994 rose 14 percent over fiscal 1993 ($18.8 million during fiscal 1994 vs. $16.5 million during fiscal 1993). Production increased by 2 percent over the fiscal 1993 level of 3.1 million boxes to 3.2 million boxes during fiscal 1994. Direct production and allocated costs during fiscal 1994 decreased 4 percent compared to fiscal 1993 ($7.1 million vs. $7.5 million, respectively).

The rise in citrus revenue during fiscal 1994 as compared to fiscal 1993 was attributable to increased market prices for citrus products. Market prices increased 12 percent, averaging $5.94 per box and $5.31 per box during fiscal 1994 and 1993, respectively.

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available conservatively applied. Differences between the estimates and the final realization of revenues can be significant. Revenue collected in excess of prior year and year end estimates was $1.8 million, $1.7 million and $1.4 million during fiscal 1995, 1994 and 1993, respectively.

                               ACREAGE BY VARIETY AND AGE

VARIETY      0-1  1-2  3-4  5-6  7-8  9-10 11-12  13-14  15-16  20+   Acres
             ___  ___  ___  ___  ___  ____ _____  _____  _____  ___   _____
Early:
Parson Brown
  Oranges      -   -   117   30   -    -     -      -      -     -      147
Hamlin
  Oranges    386  170   32   30   714  -     110    239    -   1,335  3,016
Red Grapefruit -   -    54   -    -    -      48    158    99     70    429
White Grapefruit-  -    -   318   -    -     -      -      -      21    339
Tangelos       -   -    -    -    -    -     -      -      -     135    135
Navel Oranges  -   -    15   -    -    -      54     84    -     -      153

Mid Season:
Pineapple
  Oranges      -  103   -    -    -    -      18    -      -     467    588
Queen Oranges  -   -    -    -    -    -     -      -      11     40     51
Honey
  Tangerines  80   -    -    45   -    -     -       94    -     -      219
Midsweet
  Oranges     54  110   -    -    -    -     -      -      -     -      164

Late:
Valencia
  Oranges    826  308  654  305   729  -      35    165    -   1,225  4,247
           _____  ___  ___  ___ _____ ___    ___    ___   ___  _____  _____

  Totals:  1,346  691  872  728 1,443  0     265    740   110  3,293  9,488

Sugarcane
_________

Gross profit for fiscal 1995 was $1.8 million compared to $2.1 million for fiscal 1994 and $954 thousand for fiscal 1993.

Sugarcane revenue decreased 12 percent during fiscal 1995 compared to fiscal 1994 ($6.0 million vs. $6.8 million, respectively). Direct production and allocated costs decreased 6 percent during the year ($3.0 million vs. $3.2 million during fiscal 1995 and 1994, respectively).

The sugarcane revenue and cost decreases were the result of an 11 percent decrease in the number of acres harvested during the year (5,000 acres in fiscal 1995 vs. 5,626 acres in fiscal 1994).

Sugarcane earnings in fiscal 1994 were 22 percent higher than in fiscal 1993 ($2.1 vs. $954 thousand in fiscal 1994 and 1993, respectively). The earnings increase was largely attributable to a 39 percent rise in crop yield during fiscal 1994, compared to fiscal 1993. The yield increase was mostly due to an increase in acres harvested during the year (5,626 acres harvested in fiscal 1994 vs. 4,625 in fiscal 1993).

Ranching
________

Gross profit from ranch operations for fiscal 1995, 1994 and 1993 was $506 thousand, $1.7 million, $908 thousand, respectively.

Ranch revenue declined 47 percent during fiscal 1995, compared to fiscal 1994 ($3.0 million in fiscal 1995 vs. $5.5 million in fiscal 1994). Direct production and allocated costs decreased 36 percent during the same period ($2.4 million in fiscal 1995 vs. $3.8 million in fiscal 1994).

Due to current market conditions, the Company has retained ownership in calves which would have been sold in prior years, in an attempt to improve gross profit per head. This has resulted in a large increase in the inventory of animals available for sale, compared to the prior year ($4.4 million vs. $2.2 million in fiscal 1995 and 1994, respectively). Additionally, the Company has purchased futures contracts (see note 4) to hedge against future price declines.

As a result of the factors referred to above, 44 percent fewer animals were sold in fiscal 1995 than in fiscal 1994 (6,482 sold in fiscal 1995 vs. 11,525 in fiscal 1994).

The decrease in direct production and allocated costs was also caused by the decrease in the number of animals sold.

Ranch revenues increased 43 percent during fiscal 1994, compared to fiscal 1993 ($5.5 million in fiscal 1994 vs. $3.9 million during fiscal 1993) due to more units sold during 1994 (11,525 units sold in fiscal 1994 as compared to 8,565 in fiscal 1993) and increased sales weights. Total direct production and allocated costs increased 30 percent during the same period ($3.8 million vs. $3.0 million during fiscal 1994 and 1993, respectively) also due to the increased sales volume. This increase was offset somewhat by a 3 percent decrease in the average cost per head sold.

Other Operations
________________

Revenues from oil royalties and land rentals were $678 thousand for fiscal 1995 compared to $708 thousand and $474 thousand for fiscal 1994 and 1993, respectively. The decline during fiscal 1995 from fiscal 1994 was due to a decline in grazing and recreational leases due to land sales and development around the university site.

Returns from rock products and sand were $955 thousand for fiscal 1995 compared to $1.1 million and $913 thousand for fiscal 1994 and 1993, respectively. The variations between each of the years is due to the overall economic situation in the construction and road building industries. Rock and sand supplies are sufficient, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms, for landscaping purposes, during fiscal 1995 were $146 thousand compared to $134 thousand and $236 thousand for fiscal years 1994 and 1993, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to citrus, ranching, sugarcane or forestry. These expenses totaled $2.5 million during fiscal 1995 compared to $3.6 million during fiscal 1994 and $2.6 million during fiscal 1993. The decrease of fiscal 1995 from fiscal 1994, was largely due to the donation of land for the new university included in the 1994 expenses totaling $880 thousand. This is also the cause of the fiscal 1994 increase, compared to fiscal 1993.

Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________




                          Independent Auditors' Report
                          ____________________________


The Stockholders and Board of Directors
Alico, Inc.:


We have audited the consolidated balance sheets of Alico, Inc. and subsidiary as of August 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiary at August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.



                                             KPMG PEAT MARWICK LLP
                                             (Signature)

October 6, 1995
Orlando, Florida



                         CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    1995           1994
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $1,116,194 in 1995
      and $682,278 in 1994                     $  1,148,733   $    967,196
    Marketable equity securities available
      for sale, at market in 1995 and in
      1994 (note 2)                               4,204,731      4,016,537
    Other marketable securities available for
      sale, at market in 1995, at cost in 1994
      (note 2)                                    5,206,205      4,677,328
    Accounts receivable ($5,272,823 in 1995 and
      $5,233,312 in 1994 due from affiliate)
      (note 9)                                    6,989,369      6,936,364
     Mortgages and notes receivable, current
      portion (note 3)                              864,885        682,579
    Accrued interest receivable                     163,342        190,543
    Inventories (note 4)                         13,057,136     10,681,350
    Prepaid expenses                                101,461        189,120
                                               ____________   ____________

      Total current assets                       31,735,862     28,341,017
                                               ____________   ____________
Other assets:
    Land inventories                              7,322,740      6,757,549
    Mortgages and notes receivable, net of
      current portion (note 3)                    2,229,528      3,131,465
    Investments                                     925,785        810,677
    Other                                            42,983         40,470
                                               ____________   ____________

      Total other assets                         10,521,036     10,740,161
                                               ____________   ____________

Property, buildings and equipment (note 5)       91,703,367     85,507,357
Less accumulated depreciation                   (24,953,086)   (22,403,837)
                                               ____________   ____________

      Net property, buildings and equipment      66,750,281     63,103,520
                                               ____________   ____________

      Total assets                             $109,007,179   $102,184,698
                                               ____________   ____________
                                               ____________   ____________





                                                        August 31,
                                                   1995           1994
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $    949,397   $  1,386,912
    Due to profit sharing plan (note 7)             217,968        248,594
    Accrued ad valorem taxes                      1,076,241      1,143,204
    Accrued donation (note 10)                    1,638,038      2,103,051
    Accrued expenses                                136,597        154,658
    Income taxes payable                            254,393         56,303
    Deferred income taxes (note 8)                1,383,820        567,426
                                               ____________   ____________

      Total current liabilities                   5,656,454      5,660,148

Note payable to a bank (note 6)                  16,055,000     18,713,998
Deferred income taxes (note 8)                   11,674,524      9,424,707
Deferred retirement benefits (note 7)               214,945        428,741
                                               ____________   ____________

      Total liabilities                          33,600,923     34,227,594

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,027,827 in 1995 and 1994                  7,027,827      7,027,827
    Unrealized gains on marketable securities
      (note 2)                                      264,739          -
    Retained earnings                            68,113,690     60,929,277
                                               ____________   ____________

      Total stockholders' equity                 75,406,256     67,957,104
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $109,007,179   $102,184,698
                                               ____________   ____________
                                               ____________   ____________



See accompanying notes to consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          1995         1994         1993
                                      ___________  ___________  ___________
Revenue:
  Citrus (note 9)                     $19,673,501  $18,796,161  $16,465,658
  Sugarcane                             6,025,745    6,838,759    5,010,672
  Ranch                                 2,952,214    5,517,537    3,864,195
  Forest products                         146,196      134,036      236,980
  Rock products and sand                  955,461    1,122,893      912,863
  Oil lease and land rentals              677,712      707,616      473,724
  Profit on sales of real estate        8,026,209    4,267,504      487,601
  Interest and investment income          998,185    1,046,198      926,008
  Other income                            115,760       71,449      185,089
                                      ___________  ___________  ___________

      Total revenue                    39,570,983   38,502,153   28,562,790
                                      ___________  ___________  ___________
Costs and expenses (including charges
  from affiliate (note 9):
  Citrus production, harvesting and
    marketing                          14,261,502   13,371,456   13,348,280
  Sugarcane production, harvesting
    and hauling                         4,265,976    4,721,731    4,055,440
  Ranch                                 2,446,117    3,848,877    2,956,114
  Real estate                             441,535      542,188      609,070
  Interest (note 6)                     1,175,599      674,803      508,125
  Other, general and administrative
    expenses                            2,514,573    3,639,768    2,626,175
                                      ___________  ___________  ___________

      Total costs and expenses         25,105,302   26,798,823   24,103,204
                                      ___________  ___________  ___________
      Income before income taxes
        and cumulative effect of
        accounting change              14,465,681   11,703,330    4,459,586

Provision for income taxes (note 8)     5,524,311    3,975,486    1,502,182
                                      ___________  ___________  ___________
      Net Income before cumulative
        effect of accounting change     8,941,370    7,727,844    2,957,404

Cumulative effect on prior years of
  changing the accounting method for
  income taxes (note 8)                       -            -      2,337,000
                                      ___________  ___________  ___________

      Net Income                      $ 8,941,370  $ 7,727,844  $ 5,294,404
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted average number of shares
  outstanding                           7,027,827    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Per share amounts:
  Net income before cumulative effect
    of accounting change                    $1.27        $1.10        $ .42
  Cumulative effect of accounting change    $  -         $  -         $ .33
  Net income                                $1.27        $1.10        $ .75
  Dividends                                 $ .25        $ .15        $ .15
Pro forma amounts, assuming the new
  method of accounting for income taxes
  is applied retroactively:

      Net Income                      $ 8,941,370  $ 7,727,844  $ 2,957,404
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

      Earnings per share                    $1.27        $1.10        $ .42

See accompanying notes to consolidated financial statements.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                          Unrealized
                                   Common Stock                                             Gains On
                         Preferred  Shares                 Retained     Treasury Stock       Securi-
                           Stock    Issued      Amount     Earnings    Shares     Amount      ities
                           _____  _________  __________  ___________   _______  _________   ________
Balance, August 31, 1992   $  -   7,165,504  $7,165,504  $53,919,052   137,677  $4,041,352  $   -
________________________

  Net income for the year
    ended August 31, 1993     -         -           -      5,294,404       -           -        -
  Treasury stock cancelled    -    (137,677)   (137,677)  (3,903,675) (137,677) (4,041,352)     -
  Dividends paid              -         -           -     (1,054,174)      -           -        -
                           _____  _________  __________  ___________  ________  __________  ________

Balance, August 31, 1993      -   7,027,827   7,027,827   54,255,607       -           -        -
________________________

  Net income for the year
    ended August 31, 1994     -         -           -      7,727,844       -           -        -

  Dividends paid              -         -           -     (1,054,174)      -           -        -
                           _____  _________  __________  ___________  ________  __________  ________

Balance, August 31, 1994      -   7,027,827   7,027,827   60,929,277       -           -        -
________________________

  Net income for the year
    ended August 31, 1995     -         -           -      8,941,370       -           -        -
  Unrealized gains on
    securities                -         -           -            -         -           -     264,739
  Dividends paid              -         -           -     (1,756,957)      -           -        -
                          ______  _________  __________  ___________  ________  __________  ________

Balance, August 31, 1995  $   -   7,027,827  $7,027,827  $68,113,690       -    $      -    $264,739
________________________  ______  _________  __________  ___________  ________  __________  ________
                          ______  _________  __________  ___________  ________  __________  ________

See accompanying notes to consolidated financial statements.





                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended August 31,
                                                              1995           1994           1993
                                                         ___________    ___________    ___________

Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net Income                                             $ 8,941,370    $ 7,727,844    $ 5,294,404
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                        4,177,199      3,883,351      3,780,646
      Loss on breeding herd sales and deaths                (185,422)      (181,232)      (100,031)
      Deferred income tax expense (including
        cumulative effect)                                 2,906,324      1,474,842     (1,687,709)
      Deferred retirement benefits                          (213,796)        35,898         64,129
      Net (gain) loss on sale of marketable securities       (14,511)        84,311       (157,732)
      Donations                                             (465,013)       879,540     (1,400,000)
      (Gain) loss on sale of property and equipment          157,334         (3,697)       (46,187)
      (Gain) loss on real estate sales                    (8,011,703)    (4,075,316)       121,014
      Increase in land inventories                          (565,191)      (987,591)      (483,791)
      Other                                                  (70,388)       (72,065)        14,614
      Cash provided by (used for) changes in:
        Accounts receivable                                  (53,005)    (1,450,066)    (1,358,564)
        Inventories                                       (2,375,786)    (1,021,537)       246,162
        Prepaid expenses                                      87,659         19,053        (96,781)
        Other assets                                          (2,513)           -           (4,827)
        Accounts payable and accrued expenses               (455,575)       668,127       (422,722)
        Income taxes payable                                 198,090       (329,921)        93,917
                                                         ___________    ___________    ___________

          Net cash provided by operating activities        4,055,073      6,651,541      3,856,542
                                                         ___________    ___________    ___________















                                                                   Years Ended August 31,
                                                             1995           1994           1993
                                                         ____________   ____________    ___________

Cash flows from investing activities:
  Purchases of property and equipment                     (8,340,284)    (7,624,472)    (7,625,809)
  Proceeds from disposals of property and equipment          233,813        430,075        225,476
  Proceeds from sale of real estate                        8,322,300      1,417,847        203,392
  Purchases of other assets                                 (115,108)           -          (38,242)
  Sale of other assets                                           -              -           31,228
  Purchases of marketable securities                      (1,900,519)    (2,098,657)    (2,904,138)
  Proceeds from sales of marketable securities             1,622,586      1,579,321      2,544,665
  Collection of mortgages and notes receivable               719,631        149,380        385,012
                                                         ___________     __________     __________
          Net cash provided by (used for)
            investing activities                             542,419     (6,146,506)    (7,178,416)
                                                         ___________     __________     __________
Cash flows from financing activities:
  Proceeds of bank loans                                  17,666,002     12,184,574     11,451,449
  Repayment of loans                                     (20,325,000)   (11,190,025)    (7,455,000)
  Dividends paid                                          (1,756,957)    (1,054,174)    (1,054,174)
                                                         ___________    ___________     __________

          Net cash provided by (used for)
            financing activities                          (4,415,955)       (59,625)     2,942,275
                                                         ___________    ___________     __________

          Net increase (decrease) in cash
            and cash investments                             181,537        445,410       (379,599)

Cash and Cash investments:
  At beginning of year                                       967,196        521,786        901,385
                                                         ___________    ___________    ___________

  At end of year                                         $ 1,148,733    $   967,196    $   521,786
                                                         ___________    ___________    ___________
                                                         ___________    ___________    ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest, net of amount capitalized      $ 1,079,939    $   582,245    $   458,336
                                                         ___________    ___________    ___________
                                                         ___________    ___________    ___________

  Cash paid for income taxes                             $ 2,419,600    $ 2,830,861    $   759,356
                                                         ___________    ___________    ___________
                                                         ___________    ___________    ___________





See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 1995, 1994 and 1993


(1)  Summary of Significant Accounting Policies
     __________________________________________

     (a)  Basis of Financial Statement Presentation
          _________________________________________

          The accompanying financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. (Saddlebag), after elimination of all significant intercompany balances and transactions.

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluxuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior years' crop totaling $1,770,146, $1,697,547, and $1,352,454 during fiscal years 1995,
          1994 and 1993, respectively.

     (c)  Real Estate
          ___________

          Real estate sales are recorded under the accrual method of accounting. Retail land sales are not recognized until payments received, including interest, aggregate 10 percent of the contract sales price for residential real estate or 20 percent for commercial real estate. Sales are discounted to yield the market rate of interest where the stated rate is less than the market rate. The recorded valuation discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

          Tangible assets that are purchased during the period to aid in the sale of the project as well as costs for services performed to obtain regulatory approval of the sales are capitalized as land and land improvements to the extent they are estimated to be recoverable from the sale of the property. Land and land improvement costs are allocated to individual parcels on a per lot basis which approximates the relative sales value method.

          The Company has entered into an agreement with a real estate consultant to assist in obtaining the necessary regulatory approvals for the development and marketing of a tract of raw land. The marketing costs under this agreement are being expensed as incurred. The costs incurred to obtain the necessary regulatory approvals are capitalized into land costs when paid. These costs will be expensed as cost of sales when the underlying real estate is sold.

     (d)  Marketable Securities Available for Sale
          ________________________________________

          For the year ending August 31, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity
          Securities". Prior years' consolidated financial statements have not been restated to retroactively apply the provisions of this statement.

          At August 31, 1995, marketable securities available for sale are carried at the aggregate market value of the portfolio. Aggregate net unrealized investment gains or losses are recorded net of related deferred taxes in a separate component of equity until realized.

          At August 31, 1994, marketable securities available for sale are carried at the lower of the aggregate cost or market value of the portfolio. Aggregate net unrealized investment losses are included in the results of operations.

          The cost of all marketable securities available for sale are determined on the specific identification method.

     (e)  Inventories
          ___________

          Beef cattle inventories are stated at the lower of cost or market. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale.

          Unharvested crops are stated at the lower of cost or market. The cost for unharvested crops is based on accumulated production costs incurred during the eight month period from January 1 through August 31.

     (f)  Property, Buildings and Equipment
          _________________________________

          Property, buildings and equipment are stated at cost. Properties acquired from the Company's predecessor corporation in exchange for common stock issued in 1960, at the inception of the Company, are stated on the basis of cost to the predecessor corporation. Property acquired as part of a land exchange trust is valued at the carrying value of the property transferred to the trust.

          The breeding herd consists of purchased animals and animals raised on the Ranch. Purchased animals are stated at cost. The cost of animals raised on the ranch is based on the accumulated cost of developing such animals for productive use.

          Depreciation for financial reporting purposes is computed on straight-line and accelerated methods over the estimated useful lives of the various classes of depreciable assets.

     (g)  Income Taxes
          ____________

          In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Effective September 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the fiscal 1993 consolidated statement of operations.

     (h)  Earnings Per Share
          __________________

          Earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the year.

     (i)  Cash Flows
          __________

          For purposes of the cash flows, cash and cash investments include cash on hand and amounts due from banks with an original maturity of less than three months.

     (j)  Reclassifications
          _________________

          Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.

(2)  Marketable Securities Available for Sale
     ________________________________________

     The Company implemented Statement of Financial Auditing Standards
     (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of September 1, 1994. Prior years' consolidated financial statements have not been restated to retroactively apply the provisions of this statement.

     SFAS 115 changes the way the Company determines the carrying value of certain debt and equity investments. Under prior guidelines, investments were carried at the lower of cost or fair market value. Gains or losses on the individual securities were recognized in earnings when the investments were sold.

     At August 31, 1994, the marketable equity securities, which had a cost basis of $4,038,704, were carried at market. The unrealized loss, totaling $22,167, was included in the results of operations for the year then ended.

     Under SFAS 115, the Company has classified 100% of its investments in marketable securities as available-for-sale and, as such, the seccurities are carried at fair market value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of equity until realized.

     The amortized cost and estimated market values of marketable securities at August 31, 1995 and 1994 (in thousands) were as follows:

                                 1995                                         1994
              __________________________________________  __________________________________________

                                 Gross         Estimated                     Gross         Estimated
              Amortized        Unrealized        Market   Amortized        Unrealized        Market
                 Cost       Gains    Losses      Value       Cost       Gains    Losses      Value
              __________  ________  ________  __________  __________  ________  ________  __________

Equity
  securities    $3,917      $352      $ 64      $4,205      $4,039      $ 92      $114      $4,017

Debt
  securities     5,069       208        71       5,206       4,677       238        66       4,849
                ______      ____      ____      ______      ______      ____      ____      ______
Marketable
  securities
  available
  for sale      $8,986      $560      $135      $9,411      $8,716      $330      $180      $8,866
                ______      ____      ____      ______      ______      ____      ____      ______
                ______      ____      ____      ______      ______      ____      ____      ______


At August 31, 1995, debt instruments are collectible as follows:  $50,000 within one year, $551,012 between one and five years, $525,250 between five and ten years, and $2,693,431 thereafter.

(3)  Notes Receivable
     ________________

     Notes receivable include mortgage and other notes receivable. Mortgage notes receivable arose principally from real estate sales. The balances (in thousands) at August 31, 1995 and 1994 are as follows:

                                                        1995      1994
                                                       ______    ______

     Mortgage notes receivable on retail land sales    $  706    $  840
     Less:  Unearned discount                             186       233
            Contract valuation discount                    26        34
            Allowance for uncollectible accounts           24        34
                                                       ______    ______
              Mortgage notes receivable on
                retail land sales, net                    470       539
     Mortgage notes receivable on bulk land sales       2,453     3,104
     Other notes receivable                               171       171
                                                       ______    ______

              Total mortgage notes receivable           3,094     3,814
     Less current portion                                 865       683
                                                       ______    ______

              Non-current portion                      $2,229    $3,131
                                                       ______    ______
                                                       ______    ______

     At August 31, 1995, substantially all contracts and mortgages on retail land sales were collectible over periods ranging from 1 to 10 years with expected maturities as follows: $54 thousand in 1996, $74 thousand in 1997, $73 thousand in 1998, $69 thousand in 1999, $53 thousand in 2000, and $147 thousand thereafter.

     At August 31, 1995, notes receivable, other than those from retail land sales, were collectible over periods ranging from 1 to 5 years with expected maturities as follows: $811 thousand in 1996, $953 thousand in 1997, $853 thousand in 1998, $4 thousand in 1999, and $3 thousand in 2000.

(4)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 1995 and 1994 is shown below:

                                                 1995         1994
                                               _______      _______

          Unharvested fruit crop on trees      $ 6,027      $ 5,937
          Unharvested sugarcane                  2,138        2,160
          Beef cattle                            4,429        2,227
          Sod                                      463          357
                                               _______      _______

               Total inventories               $13,057      $10,681
                                               _______      _______
                                               _______      _______

Subject to prevailing market conditions, the Company may hedge up to 50% of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. The Company has designated these agreements as a hedge and, therefore, any gains or losses anticipated under these agreements will be deferred, with the cost of the related cattle being adjusted when the contracts are settled.

(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 1995 and 1994 is shown below:

                                                             Estimated Use-
                                               1995     1994    ful Lives
                                             _______  _______  ___________
          Breeding herd                      $12,094  $10,980    5-7 years
          Buildings                            3,035    2,907   5-40 years
          Citrus trees                        17,846   15,581  22-40 years
          Sugarcane                            2,142    2,034   4-15 years
          Equipment and other facilities      24,256   22,407   3-40 years
                                             _______  _______

             Total depreciable properties     59,373   53,909
          Less accumulated depreciation       24,953   22,404
                                             _______  _______

             Net depreciable properties       34,420   31,505
          Land and land improvements          32,330   31,599
                                             _______  _______
             Net property, buildings
               and equipment                 $66,750  $63,104
                                             _______  _______
                                             _______  _______

     Except for special situations, the Company's citrus trees, fruit crop, unharvested sugarcane and cattle are uninsured.

(6)  Indebtedness
     ____________

     The Company has an unsecured financing agreement with a commercial bank that permits the Company to borrow up to $3,000,000 which is due on demand and up to $22,000,000 which is due in January 1997. Under this agreement, there was no current debt as of August 31, 1995 and 1994. The total amount of long-term debt under this agreement at August 31, 1995 and 1994 was $16,055,000 and $18,713,998, respectively.

     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 1995, 1994 and 1993 was as follows:

                                             1995      1994      1993
                                            ______    ______    ______

          Interest expense                  $1,176    $  675    $  508
          Interest capitalized                 576       359       362
                                            ______    ______    ______

               Total interest cost          $1,752    $1,034    $  870
                                            ______    ______    ______
                                            ______    ______    ______

(7)  Employee Benefit Plans
     ______________________

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $217,968, $248,594 and $161,644 for the years ended August 31, 1995, 1994 and 1993, respectively.

Certain officers and employees also have employment contracts for additional retirement benefits, the cost of which is accruable on a present value basis over the remaining term of the employment agreements. The lives of such officers and employees have been insured as a means of funding such additional benefits. The accrued pension liability for these additional retirement benefits at August 31, 1995 and 1994 was $109,973 and $269,811, respectively.

Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 1995 and 1994 was $108,862 and $115,198, respectively.

Pension expenses for the additional retirement benefits were approximately $167,000, $196,000 and $315,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

(8)  Income Taxes
     ____________

     The provision for income taxes (in thousands) for the years ended August 31, 1995, 1994 and 1993 is summarized as follows:

                                       1995      1994      1993
                                      ______    ______    ______
          Current:
              Federal income tax      $1,980    $2,172    $  916
              State income tax           322       327       170
                                      ______    ______    ______

                                       2,302     2,499     1,086
                                      ______    ______    ______
          Deferred:
              Federal income tax       2,911     1,234       351
              State income tax           311       242        65
                                      ______    ______    ______

                                       3,222     1,476       416
                                      ______    ______    ______
                 Total provision for
                   income taxes       $5,524    $3,975    $1,502
                                      ______    ______    ______
                                      ______    ______    ______

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34 percent and the actual income tax provision (in thousands) for the years ended August 31, 1995, 1994 and 1993:

                                       1995      1994      1993
                                      ______    ______    ______
          Expected income tax         $4,918    $3,979    $1,516
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       525       375       155
              Nontaxable interest
                and dividends           (180)     (181)     (192)
              Other reconciling
                items, net               261      (198)       23
                                      ______    ______    ______
              Total provision for
                income taxes          $5,524    $3,975    $1,502
                                      ______    ______    ______
                                      ______    ______    ______

(8), Continued

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", during the year ended August 31, 1993. The cumulative effect of this change was a one-time increase to earnings of $2,337,000 or $.33 per share.

Some items of revenue and expense included in the statement of operations may not be currently taxable or deductible on the income tax returns. Therefore, income tax assets and liabilities are divided into a current portion, which is the amount attributable to the current year's tax return, and a deferred portion, which is the amount attributable to another year's tax return. The revenue and expense items not currently taxable or deductible are called temporary differences.

At August 31, 1995 the Company had an unused charitable contribution carryover totaling $10,845,000. Management estimates that $2,100,000 will be used to reduce taxable income over the next five years. As a result, the estimated unusable portion of the carryover has been set up as the valuation amount in the deferred tax asset schedule below. The contribution carryover expires in 1999.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                    1995       1994       1993
                                  _______    _______    _______
  Deferred Tax Assets:
    Contribution carryover        $(4,081)   $(7,300)   $  (274)
    Less valuation allowance        3,291      6,510        -
                                  _______    _______    _______
    Net contribution carryover       (790)      (790)      (274)
    Beef cattle inventory             -         (386)      (260)
    Pension                          (163)      (161)      (163)
    Other                             (31)       (25)       -
                                  _______    _______    _______

      Total gross deferred
        tax assets                   (984)    (1,362)      (697)
                                  _______    _______    _______














(8), Continued
                                    1995       1994       1993
                                  _______    _______    _______
  Deferred Tax Liabilities:
    Long-term investments             -          -          179
    Revenue recognized from
      citrus and sugarcane            546        860        326
    Unharvested crop inventories      362        344        307
    Deferred revenues               3,194        -          -
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)        8,302      8,389      8,081
    Mortgage notes receivable         910      1,262         93
    Other                             728        500        228
                                  _______    _______    _______

      Total gross deferred
        tax liabilities            14,042     11,355      9,214
                                  _______    _______    _______

      Net deferred income
        tax liabilities           $13,058    $ 9,993    $ 8,517
                                  _______    _______    _______
                                  _______    _______    _______

The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1992, 1991 and 1990. The adjustments proposed to date by the Internal Revenue Service would potentially result in approximately $6.9 million in additional income taxes. When the matter is resolved, any income taxes due will become currently payable. However, the majority of the proposed adjustments relate to the timing of recognition of certain income and expense items already provided for in the Company's deferred tax liability accounts.

A partial settlement was reached with the Internal Revenue Service during April of 1995. A payment of $385,043 was made consisting of $260,259 income taxes and $124,784 interest. The items conceded related to the timing of recognition of certain items previously expensed. The effect of this payment was to increase interest expense by $124,784 and reduce the current deferred tax liability by $260,259.

Management is of the opinion that the ultimate resolution of the remaining proposed adjustments will not have a significant adverse effect on the financial position or operations of the Company.

(9)  Related Party Transactions
     __________________________

     Citrus
     ______

Citrus revenues of $17,398,420, $16,555,206 and $15,074,979 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 1995, 1994 and 1993, respectively. Griffin is the owner of 49.71 percent of the Company's common stock. Accounts receivable from citrus sales, included in the accompanying balance sheets, include amounts due from Griffin totaling $5,272,823 and $5,233,312 at August 31, 1995 and 1994, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $5,732,506, $5,437,019, and $5,371,996 for the years ended August 31, 1995, 1994 and 1993, respectively. In addition, Griffin provided the harvesting services for citrus sold to an unrelated processor. The aggregate cost of these services was $764,082, $738,737 and $445,616 for the years ended August 31, 1995, 1994 and 1993, respectively. The accompanying balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $312,045 and $373,303 at August 31, 1995 and 1994, respectively.

Other Transactions
__________________

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $4,190,784, $3,282,467 and $3,020,773 during the years ended August 31, 1995, 1994 and 1993, respectively.

(10)  Commitment
      __________

During October 1992 the Company entered into an agreement to donate land, improvements and other items, to the State of Florida, to be used as a site for a new university. The gift included 975 acres of land, road construction, engineering and planning services, assistance with utility costs and academic chairs. The commitment was recorded as a contribution in May 1994 when the title to the land was transferred. Costs related to road construction have been accrued and capitalized into land. Other costs will be expensed as incurred.

(11)  Business Segment Information
      ____________________________

The Company is primarily engaged in agricultural operations. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations (in thousands) for the years ended August 31, 1995, 1994 and 1993 is summarized as follows:

                                       1995        1994        1993
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 19,674    $ 18,796    $ 16,466
         Sugarcane                      6,026       6,839       5,011
         Ranch                          2,952       5,518       3,864
                                     ________    ________    ________

           Total agriculture           28,652      31,153      25,341
         Real estate                    8,026       4,268         487
         General corporate revenue      2,893       3,081       2,735
                                     ________    ________    ________

           Consolidated total        $ 39,571    $ 38,502    $ 28,563
                                     ________    ________    ________
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  5,412    $  5,424    $  3,117
         Sugarcane                      1,760       2,117         955
         Ranch                            506       1,669         908
                                     ________    ________    ________

           Total agriculture            7,678       9,210       4,980
       Real estate                      7,585       3,726        (121)
       General corporate revenue        2,893       3,081       2,735
                                     ________    ________    ________

           Total operating income      18,156      16,017       7,594
       Interest expense                (1,176)       (675)       (508)
       General corporate expenses      (2,514)     (3,639)     (2,626)
                                     ________    ________    ________
           Income before income taxes
             and cumulative effect   $ 14,466    $ 11,703    $  4,460
                                     ________    ________    ________
                                     ________    ________    ________

                                       1995        1994        1993
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  4,301    $  3,977    $  3,063
         Sugarcane                        743         540       1,671
         Ranch                          2,189       2,064       1,925
         Sod                               78          14         211
         Farm lands                       155         294         325
         Heavy equipment                  574         569         212
                                     ________    ________    ________

           Total agriculture            8,040       7,458       7,407
       General corporate                  300         167         219
                                     ________    ________    ________

           Consolidated total        $  8,340    $  7,625    $  7,626
                                     ________    ________    ________
                                     ________    ________    ________







                                       1995        1994        1993
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  1,731    $  1,524    $  1,411
         Sugarcane                        937         992         963
         Ranch                          1,035         862       1,053
         Sod                               81          83          83
         Farm lands                         5           2           1
         Heavy equipment                  295         255         166
                                     ________    ________    ________

           Total agriculture            4,084       3,718       3,677
       General corporate                   93         165         104
                                     ________    ________    ________

           Consolidated total        $  4,177    $  3,883    $  3,781
                                     ________    ________    ________
                                     ________    ________    ________

     Identifiable assets:
       Agriculture:
         Citrus                      $ 43,449    $ 40,602    $ 35,292
         Sugarcane                     22,154      22,557      22,486
         Ranch                         12,619       9,354       8,777
         Sod                            1,474       1,380       1,372
         Farm lands                       887         736         384
         Heavy equipment                1,699       1,503       1,140
                                     ________    ________    ________

           Total agriculture           82,282      76,132      69,451
       Real estate                     10,417       9,719       5,680
       General corporate               16,308      16,334      15,385
                                     ________    ________    ________

           Consolidated total        $109,007    $102,185    $ 90,516
                                     ________    ________    ________
                                     ________    ________    ________


Identifiable assets represents assets on hand at year-end which are allocable to a particular segment either by their direct use or by allocation when used jointly by two or more segments. General corporate assets consist principally of cash, temporary investments, mortgage notes receivable and property and equipment used in general corporate business.

                                SELECTED QUARTERLY FINANCIAL DATA
                                            (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended
August 31, 1995 and August 31, 1994, is as follows:

                                                        Quarters End

                           November 30,       February 28,         May 31,           August 31,
                          1994     1993      1995     1994      1995     1994      1995     1994
                        _______  _______   _______  _______   _______  _______   _______  _______
Revenue:
  Citrus                $ 3,447  $ 1,415   $ 6,803  $ 9,662   $ 6,104  $ 5,003   $ 3,320  $ 2,716
  Sugarcane               1,162    1,064     3,861    4,485       848    1,102       155      188
  Ranch                     611    1,378       329      576     1,210    1,356       802    2,208
  Property sales             20      100        17       61        61    4,066     7,928       42
  Interest                  246      344       274      253       238      193       240      256
  Other revenues            390      389       372      372       604      696       529      577
                        _______  _______   _______  _______   _______  _______   _______  _______

    Total revenue         5,876    4,690    11,656   15,409     9,065   12,416    12,974    5,987
                        _______  _______   _______  _______   _______  _______   _______  _______

Costs and expenses:
  Citrus                  3,141    1,397     5,153    6,885     4,633    3,799     1,335    1,292
  Sugarcane                 792      871     2,960    3,336       486      585        28      (70)
  Ranch                     447      914       192      234       975      972       832    1,729
  Interest                  219      147       318      146       407      208       232      174
  Other                     638      782       650      750       642    1,457     1,025    1,191
                        _______  _______   _______  _______   _______  _______   _______  _______
    Total costs and
      expenses            5,237    4,111     9,273   11,351     7,143    7,021     3,452    4,316
                        _______  _______   _______  _______   _______  _______   _______  _______

Income before
  income taxes             639      579     2,383    4,058     1,922    5,395     9,522    1,671

Provision for
  income taxes             218      201       843    1,397       695    1,919     3,768      458
                       _______  _______   _______  _______   _______  _______   _______  _______

Net income             $   421  $   378   $ 1,540  $ 2,661   $ 1,227  $ 3,476   $ 5,754  $ 1,213
                       _______  _______   _______  _______   _______  _______   _______  _______
                       _______  _______   _______  _______   _______  _______   _______  _______

Net income
  per share            $   .06  $   .05   $   .22  $   .38   $   .17  $   .49   $   .82  $   .18
                       _______  _______   _______  _______   _______  _______   _______  _______
                       _______  _______   _______  _______   _______  _______   _______  _______



The weighted average number of shares outstanding totaled 7,027,827 shares during each of the periods presented above.


Item 9.           Disagreements on Accounting and Financial Disclosure.
_______________________________________________________________________

     There were no disagreements on accounting and financial disclosures.


                                  PART III
                                  ________

Item 10.          Directors and Executive Officers of the Registrant.
_____________________________________________________________________

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information called for regarding directors is incorporated by reference to Proxy Statement dated November 10, 1995.

Item 11.          Executive Compensation.
_________________________________________

Item 12.          Security Ownership of Certain Beneficial Owners and
_____________________________________________________________________
                  Management.
                  ___________

Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 11, 12 and 13 is incorporated by reference to Proxy Statement dated November 10, 1995.

                                    PART IV
                                    _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
_____________________________________________________________________
                  on Form 8-K.
                  ____________

(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets  -  August 31, 1995 and 1994

       Consolidated Statements of Operations - For the Years Ended August 31, 1995, 1994 and 1993

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 1995, 1994 and 1993

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 1995, 1994 and 1993

(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 1995 and 1994  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - For Year Ended August 31, 1995

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 1995, 1994 and 1993

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 1995, 1994 and 1993

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 1995, 1994 and 1993

All other schedules not listed above are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(a)3.  Exhibits:
       ________

       (3)  Articles of Incorporation: *

            Schedule I    -  Restated Certificate of Incorporation,
              Dated February 17, 1972
            Schedule II   -  Certificate of Amendment to Certificate
              of Incorporation, Dated January 14, 1974
            Schedule III  -  Amendment to Articles of Incorporation,
              Dated January 14, 1987
            Schedule IV   -  Amendment to Articles of Incorporation,
              Dated December 27, 1988
            Schedule V    -  By-Laws of Alico, Inc.,
              Amended to September 13, 1994

       (4)  Instruments Defining the Rights of Security Holders,
            Including Indentures  -  Not Applicable

       (9)  Voting Trust Agreement  -  Not Applicable

       (10) Material Contracts - Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. *

       (11) Statement  -  Computation of Per Share Earnings

       (12) Statement  -  Computation of Ratios

       (18) Change in Accounting Principal  -  Not Applicable

       (19) Annual Report to Security Holders  -  By Reference

       (21) Subsidiaries of the Registrant  -  Not Applicable

       (22) Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

       (23) Consents of Experts and Counsel  -  Not Applicable

       (24) Power of Attorney  -  Not Applicable

       (28) Information From Reports Furnished to State Insurance
            Regulatory Authorities  -  Not Applicable

       (99) Additional Exhibits  -  None

(b)3.  Reports on Form 8-K:
       ___________________

       Form 8-K dated December 13, 1994 regarding re-election of
       Directors and election of Officers.



* Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.







                                          ALICO, INC.

                                          SCHEDULE I

                        Marketable Securities and Other Investments

                                        August 31, 1995


  COLUMN A             COLUMN B            COLUMN C              COLUMN D              COLUMN E
  ________             ________            ________              ________              ________

                                                                                     Amount of Which
                                                                                     Each Portfolio
                                                                                     of Equity Secu-
                                                                                     rity Issues and
                   Number of Shares or                                               Each Other Se-
Name of Issuer     Units-Principal                          Market Value of Each     curity Issue
and Title of       Amounts of Bonds                         Issue at Balance Sheet   Carried in the
Each Issue         and Notes           Cost of Each Issue   Date                     Balance Sheet
______________     ________________    __________________   ______________________   _______________
Municipal Bonds       $3,612,500           $3,587,139             $3,777,363            $3,777,363

Mutual Funds           2,125,582            2,125,582              2,302,296             2,302,296

Preferred Stocks          80,600            2,309,614              2,394,185             2,394,185

Common Stocks             27,011              587,511                599,545               599,545

Other Investments        376,463              376,463                337,547               337,547
                                           __________             __________            __________

     Total:                                $8,986,309             $9,410,936            $9,410,936
                                           __________             __________            __________
                                           __________             __________            __________


                                                  ALICO, INC.

                                                  SCHEDULE V

                                        PROPERTY, PLANT AND EQUIPMENT

COLUMN A                        COLUMN B     COLUMN C      COLUMN D       COLUMN E        COLUMN F
________                        _________    _________    __________   _______________   ___________

                                 Balance                               Other Changes     Balance at
                                Beginning    Additions    Retirements   Debit and/or      Close of
Description                     of Period     at Cost      or Sales    Credit-Describe     Period
___________                     _________    _________    ___________  _______________   ___________

For Year Ended August 31, 1995
______________________________
Land                           $14,574,228   $  159,902   $  324,333                     $14,409,797
Roads                              403,107       86,106                                      489,213
Agricultural Land Preparation        9,906                                                     9,906
Forest Improvements                102,818                     2,792                         100,026
Pasture Improvements             1,997,036      366,383                                    2,363,419
Buildings                        2,907,306      147,043       19,514                       3,034,835
Feeding and Watering Facilities
  for Cattle Herd                   32,886        3,600                                       36,486
Water Control Facilities           871,337                                                   871,337
Fences                             188,806       79,107       39,102                         228,811
Cattle Pens                        118,149       44,658        7,588                         155,219
Citrus Groves, Including
  Irrigation Systems            32,761,874    3,611,450      196,363                      36,176,961
Equipment                        5,980,970    1,386,613      552,521                       6,815,062
Breeding Herd                   10,979,640    1,622,552      508,013                      12,094,179
Sugarcane-Land Preparation,Etc. 12,761,667      629,125      483,152                      12,907,640
Sod-Land Preparation,Etc.        1,080,849       48,305       10,896                       1,118,258
Farm Land Preparation              736,778      155,440                                      892,218
                               ___________   __________   __________  _________________  ___________

                               $85,507,357   $8,340,284   $2,144,274                 $0  $91,703,367
                               ___________   __________   __________  _________________  ___________
                               ___________   __________   __________  _________________  ___________


                                                  ALICO, INC.

                                                  SCHEDULE V

                                        PROPERTY, PLANT AND EQUIPMENT

COLUMN A                        COLUMN B      COLUMN C      COLUMN D       COLUMN E       COLUMN F
________                       __________    __________    ___________  ______________   ___________

                                 Balance                               Other Changes     Balance at
                                Beginning     Additions   Retirements   Debit and/or      Close of
Description                     of Period      at Cost     or Sales    Credit-Describe     Period
___________                    __________    __________   ___________  _______________   __________

For Year Ended August 31, 1994
______________________________
Land                           $14,891,438   $   61,466   $  301,327      ($77,349) *   $14,574,228
Roads                              371,164       31,943                                     403,107
Agricultural Land Preparation        9,906                                                    9,906
Forest Improvements                102,818                                                  102,818
Pasture Improvements             1,546,508      450,528                                   1,997,036
Buildings                        2,784,232      353,003      196,276       (33,653) *     2,907,306
Feeding and Watering Facilities
  for Cattle Herd                   32,886                                                   32,886
Water Control Facilities           871,337                                                  871,337
Fences                             200,158        3,936       15,288                        188,806
Cattle Pens                        138,380       35,244       55,475                        118,149
Citrus Groves, Including
  Irrigation Systems            29,430,781    3,347,928       33,191        16,356  *    32,761,874
Equipment                        5,266,127    1,220,158      538,968        33,653  *     5,980,970
Breeding Herd                   10,664,853    1,371,832    1,057,045                     10,979,640
Sugarcane-Land Preparation,Etc. 12,787,783      446,203      502,808        30,489  *    12,761,667
Sod-Land Preparation,Etc.        1,104,105       13,759        6,526       (30,489) *     1,080,849
Farm Land Preparation              382,179      293,606                     60,993  *       736,778
                               ___________   __________   __________       _______      ___________

                               $80,584,655   $7,629,606   $2,706,904            $0      $85,507,357
                               ___________   __________   __________       _______      ___________
*  Reclassification            ___________   __________   __________       _______      ___________



                                                  ALICO, INC.

                                                  SCHEDULE V

                                        PROPERTY, PLANT AND EQUIPMENT

COLUMN A                        COLUMN B     COLUMN C      COLUMN D       COLUMN E        COLUMN F
________                        _________    _________    ___________  _______________   __________

                                 Balance                               Other Changes     Balance at
                                Beginning    Additions    Retirements   Debit and/or      Close of
Description                     of Period     at Cost      or Sales    Credit-Describe     Period
___________                     _________    _________    ___________  _______________   __________
For Year Ended August 31, 1993
______________________________
Land                           $14,766,668   $  140,540   $   15,770                    $14,891,438
Roads                              146,245      224,919                                     371,164
Agricultural Land Preparation        9,906                                                    9,906
Forest Improvements                102,818                                                  102,818
Pasture Improvements             1,367,008      211,033       31,533                      1,546,508
Buildings                        2,465,901      385,726       67,395                      2,784,232
Feeding and Watering Facilities
  for Cattle Herd                  145,599                   112,713                         32,886
Water Control Facilities           892,819                    21,482                        871,337
Fences                             512,638       19,451      331,931                        200,158
Cattle Pens                        294,754        4,527      160,901                        138,380
Citrus Groves, Including
  Irrigation Systems            28,065,771    2,690,898    1,325,888                     29,430,781
Equipment                        7,009,291      444,364    2,187,528                      5,266,127
Breeding Herd                    9,750,691    1,557,897      643,735                     10,664,853
Horses, Saddles, Etc.                3,042                     3,042                              0
Sugarcane-Land Preparation,Etc. 11,567,753    1,417,279      197,249                     12,787,783
Sod-Land Preparation,Etc.          897,507      206,598                                   1,104,105
Farm Land Preparation               59,601      322,578                                     382,179
                               ___________   __________   __________   ______________   ___________

                               $78,058,012   $7,625,810   $5,099,167               $0   $80,584,655
                               ___________   __________   __________   ______________   ___________
                               ___________   __________   __________   ______________   ___________



                                             ALICO, INC.

                                            SCHEDULE  VI

       Reserves for Depreciation, Depletion and Amortization of Property, Plant and Equipment
       ______________________________________________________________________________________

COLUMN A                          COLUMN B      COLUMN C       COLUMN D     COLUMN E      COLUMN F
________                         __________   _____________   ___________  ___________   __________

                                                Additions
                                   Balance      Charged to                Other Changes  Balance at
                                  Beginning   Profit & Loss                Add (Deduct)   Close of
Description                       of Period     or Income     Retirements    Describe      Period
___________                       _________   _____________   ___________  ___________   __________

For the Year Ended August 31, 1995
__________________________________
Forest Improvements             $     2,792    $              $    2,792                $         0
Buildings                           974,796       137,700         19,515                  1,092,981
Feeding and Watering Facilities
  for Cattle Herd                    19,034         2,707                                    21,741
Water Control Facilities            707,510       158,490                                   866,000
Fences                              121,246        14,187         39,103                     96,330
Cattle Pens                          45,006        12,258          7,588                     49,676
Citrus Groves, Including
  Irrigation System               7,834,438     1,364,102        196,362                  9,002,178
Equipment                         2,924,537       866,991        461,927                  3,329,601
Breeding Herd                     7,120,195       855,410        415,659                  7,559,946
Sugarcane-Land Preparation, Etc.  2,521,318       714,115        483,152                  2,752,281
Sod-Land Preparation, Etc.          129,539        46,514          1,852                    174,201
Farm Land Preparation                 3,426         4,725                                     8,151
                                ___________    __________     __________   __________   ___________

                                $22,403,837    $4,177,199     $1,627,950           $0   $24,953,086
                                ___________    __________     __________   __________   ___________
                                ___________    __________     __________   __________   ___________





                                             ALICO, INC.

                                             SCHEDULE VI

       Reserves for Depreciation, Depletion and Amortization of Property, Plant and Equipment
       ______________________________________________________________________________________

COLUMN A                          COLUMN B      COLUMN C       COLUMN D      COLUMN E      COLUMN F
________                          _________   ____________    ___________   ___________   __________

                                                Additions
                                   Balance      Charged to                 Other Changes  Balance at
                                  Beginning   Profit & Loss                 Add (Deduct)   Close of
Description                       of Period     or Income     Retirements     Describe      Period
___________                       _________   _____________   ___________   ___________   __________

For the Year Ended August 31, 1994
__________________________________
Forest Improvements             $     2,792    $               $                         $     2,792
Pasture Improvements                      0                                                        0
Buildings                           995,148       130,828         151,180                    974,796
Feeding and Watering Facilities
  for Cattle Herd                    16,394         2,640                                     19,034
Water Control Facilities            534,310       173,200                                    707,510
Fences                              120,349        16,185          15,288                    121,246
Cattle Pens                          78,189        10,977          44,160                     45,006
Citrus Groves, Including
  Irrigation Systems              6,671,252     1,196,377          33,191                  7,834,438
Equipment                         2,674,991       778,631         529,085                  2,924,537
Breeding Herd                     6,866,391       699,540         445,736                  7,120,195
Sugarcane-Land Preparation, Etc.  2,269,475       754,651         502,808                  2,521,318
Sod-Land Preparation, Etc.           83,420        46,402             283                    129,539
Farm Land Preparation                   996         2,430                                      3,426
                                ___________    __________       __________   _________   ___________

                                $20,313,707    $3,811,861       $1,721,731          $0   $22,403,837
                                ___________    __________       __________   _________   ___________
                                ___________    __________       __________   _________   ___________




                                             ALICO, INC.

                                             SCHEDULE VI

       Reserves for Depreciation, Depletion and Amortization of Property, Plant and Equipment
       ______________________________________________________________________________________

COLUMN A                          COLUMN B      COLUMN C      COLUMN D     COLUMN E     COLUMN F
________                          _________   _____________  _________   ____________   __________

                                                Additions
                                   Balance      Charged to               Other Changes  Balance at
                                  Beginning   Profit & Loss               Add (Deduct)   Close of
Description                       of Period     or Income    Retirements    Describe      Period
___________                       _________   ____________   ___________    ________    __________

For the Year Ended August 31, 1993
__________________________________
Forest Improvements             $     2,792    $              $                        $     2,792
Pasture Improvements                 31,444                       31,444                         0
Buildings                           936,005       120,014         60,871                   995,148
Feeding and Watering Facilities
  for Cattle Herd                   125,855         3,266        112,727                    16,394
Water Control Facilities            382,591       173,200         21,481                   534,310
Fences                              435,695        16,584        331,930                   120,349
Cattle Pens                         225,516        13,574        160,901                    78,189
Citrus Groves, Including
  Irrigation Systems              6,903,485     1,093,658      1,325,891                 6,671,252
Equipment                         4,148,277       697,461      2,170,747                 2,674,991
Breeding Herd                     6,276,280       869,330        279,219                 6,866,391
Horses, Saddles, Etc.                 3,042                        3,042                         0
Sugarcane-Land Preparation, Etc.  1,720,294       746,430        197,249                 2,269,475
Sod-Land Preparation, Etc.           37,287        46,133                                   83,420
Farm Land Preparation                     0           996                                      996
                                ___________    __________     __________    ________   ___________

                                $21,228,563    $3,780,646     $4,695,502          $0   $20,313,707
                                ___________    __________     __________    ________   ___________
                                ___________    __________     __________    ________   ___________





                                             ALICO, INC.
                                             ___________

                                             SCHEDULE IX
                                             ___________

                            SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            __________________________________________


____________________________________________________________________________________________________

         COLUMN A                                                    COLUMN B
____________________________________________________________________________________________________


                                                     Charged to Costs and Expenses
                                                     _____________________________

                                                         Years Ended August 31,
                                                         ______________________

           Item                              1995                  1994                   1993
           ____                              ____                  ____                   ____

1.  Maintenance and repairs              $  948,602            $  916,433             $  907,517


2.  Taxes, other than payroll
    and income taxes                      1,539,544             1,794,973              1,392,564




                                                           EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 1995:


          Number of shares outstanding at August 31, 1994        7,027,827
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 1995        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/94  -  8/31/95                    7,027,827
                                                                 _________
                                                                 _________

                                                               EXHIBIT 12




                                   ALICO, INC.



Computation of Ratios:


                1994    Current Assets           $28,341,017
                        Current Liabilities        5,660,148

                        28,341,017 divided by 5,660,148  =  5.01:1



                1995    Current Assets           $31,735,862
                        Current Liabilities       5,656,454

                        31,735,862 divided by 5,656,454  =  5.61:1

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 14, 1995                             Ben Hill Griffin, III
Date                                          President, Chief Executive
                                              Officer and Director
                                              (Signature)


November 14, 1995                             W. Bernard Lester
Date                                          Executive Vice President,
                                              Chief Operating Officer and
                                              Director
                                              (Signature)


November 14, 1995                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


J. C. Barrow, Jr.                             K. E. Hartsaw
Director                                      Director
(Signature)                                   (Signature)


Walker E. Blount, Jr.                         Lloyd G. Hendry
Director                                      Director
(Signature)                                   (Signature)


Ben Hill Griffin, IV                          Thomas E. Oakley
Director                                      Director
(Signature)                                   (Signature)


                                              John C. Updike
                                              Director
                                              (Signature)

November 14, 1995
Date