Form 10-Q
period 1995-11-30
ALICO INC
filed 1996-01-12
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 1995.

                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________.


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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at January 12, 1996.


                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)
                                                         (Unaudited)
                                                Three Months Ended November 30,
                                                     1995             1994
                                                _______________________________

Revenue:
     Citrus                                      $ 4,170,160      $ 3,447,467
     Sugarcane                                     1,386,324        1,162,104
     Ranch                                         1,534,571          611,420
     Rock products and sand                          234,392          277,488
     Oil lease and land rentals                       71,148           53,851
     Forest products                                  39,450           28,622
     Profit on sales of real estate                   16,908           19,597
     Interest and investment income                  351,632          246,301
     Other                                            19,944           29,016
                                                 ___________      ___________

          Total revenue                            7,824,529        5,875,866
                                                 ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   3,374,648        3,141,489
     Sugarcane production and harvesting           1,051,472          792,353
     Ranch                                         1,528,916          446,941
     Real estate expenses                             97,204          115,274
     Interest                                        136,311          218,571
     Other, general and administrative               650,587          522,084
                                                ____________      ___________

        Total costs and expenses                   6,839,138        5,236,712
                                                ____________      ___________

Income before income taxes                           985,391          639,154
Provision for income taxes                           338,065          218,141
                                                ____________      ___________

Net income                                           647,326          421,013

Retained earnings beginning of period             68,113,690       60,929,277
Dividends paid                                    (2,459,739)      (1,756,957)
                                                 ___________      ___________

Retained earnings end of period                   66,301,277       59,593,333
                                                 ___________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827
                                                 ___________      ___________
                                                 -----------      -----------
Per share amounts:
     Net income                                  $       .09      $       .06
     Dividends                                   $       .35      $       .25            $       .25      $       .15

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                (Unaudited)         (Audited)
                                           November 30, 1995   August 31, 1995
          ASSETS
Current assets:
     Cash and cash investments                 $  1,597,381       $  1,148,733
     Marketable Securities                        9,056,883          9,410,936
     Accounts and mortgage notes receivable       7,525,714          7,854,254
     Inventories                                 12,660,278         13,057,136
     Prepaid expenses                               418,452            101,461
     Interest receivable                            193,900            163,342
                                               ____________       ____________

          Total current assets                   31,452,608         31,735,862

Mortgage notes receivable, non-current            2,213,199          2,229,528
Land held for development and sale                7,637,755          7,322,740
Investments                                         800,951            925,785
Other                                                64,427             42,983
Property, buildings and equipment                93,253,331         91,703,367
Less:  Accumulated depreciation                 (25,861,626)       (24,953,086)
                                               ____________       ____________

          Total assets                         $109,560,645       $109,007,179
                                               ____________       ____________
                                               ____________       ____________




















                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            (Unaudited)             (Audited)
                                         November 30, 1995       August 31, 1995
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                       $  1,180,436          $    949,397
     Due to profit sharing plan                      -                 217,968
     Accrued ad valorem taxes                        -               1,076,241
     Accrued donation (See Note 6)             1,539,641             1,638,038
     Accrued expenses                            132,855               136,597
     Income taxes payable                        376,875               254,393
     Deferred income taxes                     1,223,853             1,383,820
                                            ____________          ____________

          Total current liabilities            4,453,660             5,656,454        21,711,454

Note payable to bank                          19,590,000            16,055,000

Deferred income taxes                         11,750,634            11,674,524

Deferred retirement benefits                     165,384               214,945
                                            ____________          ____________

          Total liabilities                   35,959,678            33,600,923
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Unrealized gains on marketable securities        271,863               264,739

Retained earnings                             66,301,277            68,113,690
                                            ____________          ____________

     Total stockholders' equity               73,600,967            75,406,256
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $109,560,645          $109,007,179
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                ALICO, INC. AND SUBSIDIARY                         FORM 10-Q
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                         (Unaudited)
                                                 Three Months Ended November 30,
                                                      1995             1994
                                                 _______________________________
Cash flows from operating activities:
     Net income                                    $  647,326       $  421,013
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                              1,042,544          994,930
          Accrued donation                            (98,397)         (25,487)
          Net decrease in current assets and
            liabilities                              (563,878)        (927,539)
          Deferred income taxes                       (88,159)         (87,835)
          Other                                      (497,759)         (63,905)
                                                   __________       __________
            Net cash provided from
              operating activities                    441,677          311,177
                                                   __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (1,698,177)      (2,210,714)
     Proceeds from sales of property and equipment     40,431              -
     Purchases of marketable securities              (694,369)        (115,169)
     Proceeds from sales of marketable securites    1,270,199          410,010
                                                   __________       __________
            Net cash used for
              investing activities                 (1,081,916)      (1,915,873)
                                                   __________       __________
Cash flows from (used for) financing activities:

     Notes receivable collections                      13,626           21,174
     Repayment of bank loan                        (3,270,000)      (3,350,000)
     Proceeds from bank loan                        6,805,000        6,830,000
     Dividends paid                                (2,459,739)      (1,756,957)
                                                   __________       __________

            Net cash provided from
              financing activities                  1,088,887        1,744,217
                                                   __________       __________
            Net increase (decrease) in
              cash and cash investments            $  448,648       $  139,521
                                                   __________       __________
                                                   __________       __________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                          $  118,075       $  191,563
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $  285,000       $  185,000
                                                   __________       __________
                                                   __________       __________

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1995.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 1995 and August 31, 1995 and the consolidated results of operations and cash flows for the three months ended November 30, 1995 and 1994.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $482,211 in 1995 and $283,492 in 1994. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             1995                1995
                                         ____________         __________

    Unharvested fruit crop on trees        $ 6,257             $ 6,027
    Unharvested sugarcane                    2,048               2,138
    Beef cattle                              3,819               4,429
    Sod                                        536                 463
                                           _______             _______

         Total inventories                 $12,660             $13,057
                                           _______             _______
                                           _______             _______

                                                                    FORM 10-Q





4.  Income taxes:

The provision for income taxes for the quarters ended November 30, 1995 and 1994 is summarized as follows:

                                          Three Months Ended November 30,
                                              1995                 1994
                                          _______________________________         _____________________________


     Current:
          Federal income tax              $  348,863           $  277,110
          State income tax                    58,322               28,866            263,516            240,190
                                          __________           __________

                                             407,185              305,976
                                          __________           __________

     Deferred:
          Federal income tax                 (62,452)             (82,956)
          State income tax                    (6,668)              (4,879)
                                          __________           __________

                                             (69,120)             (87,835)
                                          __________           __________
             Total provision for
               income taxes               $  338,065           $  218,141
                                          __________           __________
                                          __________           __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended November 30, 1995 and 1994:

                                          Three Months Ended November 30,
                                             1995                 1994
                                          _______________________________         _____________________________

          Expected income tax             $  335,033           $  217,312
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit                35,770               23,201
          Nontaxable interest and
            dividends                        (42,100)             (49,606)
          Other reconciling items,
            net                                9,362               27,234
                                          __________           __________
              Total provision for
                income taxes              $  338,065           $  218,141
                                          __________           __________
                                          __________           __________

The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1992, 1991 and 1990. The adjustments proposed to date by the Internal Revenue Service would result in approximately $6.9 million in additional income taxes. When the matter is resolved, any income taxes due will become currently payable. However, the majority of the proposed adjust-ments relate to the timing of recognition of certain income and expense items already provided for in the Company's deferred tax liability accounts.

A partial settlement was reached with the Internal Revenue Service during April of 1995. A payment of $385,043 was made consisting of $260,259 taxes and $124,784 interest. The items conceded related to the timing of recognition of certain items previously expensed. The effect of this payment was to increase interest expense by $124,784 and reduce the current deferred tax liability by $260,259.

5.  Indebtedness:

The Company has a financing agreement with a commercial bank that permits the Company to borrow up to $25 million. The financing agreement allows the Company to borrow up to $22,000,000 which is due in January 1997 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agreement at November 30, 1995 and August 31, 1995 was $19,590,000 and $16,055,000,
respectively.

Interest cost expensed and capitalized during the three months ended November 30, 1995 and November 30, 1994 was as follows:

                                      1995                1994
                                    ________            ________

          Interest expensed         $136,311            $218,571
          Interest capitalized       175,990             103,853
                                    ________            ________

              Total interest cost   $312,301            $322,424
                                    ________            ________
                                    ________            ________

6.  Commitment:

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








ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $26,998,948 at November 30, 1995, up from $26,079,408 at August 31, 1995. As of November 30, 1995 the Company had cash and cash investments of $1,597,381 compared to $1,148,733 at August 31, 1995
Marketable securities decreased from $9,410,936 to $9,056,883 during the same period. The ratio of current assets to current liabilities increased from 5.61 to 1 at August 31, 1995 to 7.06 to 1 at November 30, 1995. Total assets increased by $553,466 from $109,007,179 at August 31, 1995 to $109,560,645 at
November 30, 1995.

The working capital increase ($919,540) is primarily the result of the decrease in current liabilities ($5,656,454 vs. $4,453,660 at August 31, 1995 and November 30, 1995, respectively). Ad valorem taxes ($1,076,241) and the profit sharing plan contribution ($217,968), accrued at August 31, 1995 were paid during the first quarter of fiscal 1996.

In connection with a financing agreement with a commercial bank (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $5.4 million at November 30, 1995.

RESULTS OF OPERATIONS:

When compared to the same period a year ago, net income increased $226,313 during the first quarter of fiscal 1996. Income before income taxes increased $346,237 during the first quarter of fiscal 1996, when compared to the same period a year ago, largely due to an increase in earnings from agricultural activities ($1,136,019 vs. $840,208 during the first quarters of fiscal 1996 and 1995, respectively.)

Citrus earnings increased during the first quarter of fiscal 1996, when compared to the same period last year ($795,512 vs. $305,978), primarily the result of improved market prices for citrus products.






















                                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):


Sugarcane earnings, during the first quarter, approximated those of the same period a year ago ($334,852 vs. $369,751 during the first quarter of fiscal
1996 and 1995, respectively). Ranch earnings, however, decreased $158,824 during the first quarter of fiscal 1996, compared to the first quarter of fiscal 1995 ($5,655 vs. $164,479, respectively). A decrease in market prices for beef is the primary cause for the decrease in profits for this division.

Land preparation activities are underway for the new Florida Gulf Coast
University which is scheduled to open in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.



































                                                                     FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             November 30, 1995.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 18, 1995.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 12, 1996                           W. Bernard Lester
Date                                      Exeuctive Vice President
                                          and Chief Operating Officer
                                          (Signature)

January 12, 1996                          L. Craig Simmons
Date                                      Vice President and
                                          Chief Financial Officer
                                          (Signature)

January 12, 1996                          Patrick W. Murphy
Date                                      Controller
                                          (Signature)













                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of November 30, 1995, and the related condensed consolidated statements of operations and retained earnings for the three-month periods ended
November 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the three-month periods ended November 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial informa-tion, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1995 and the related consolidated statements of operations, stock-holders' equity and cash flows for the year then ended (not presented herein);
and in our report dated October 6, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
January 5, 1996













                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 1995:



    Number of shares outstanding at August 31, 1995       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 1995     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/95 - 11/30/95                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B


















