Form 10-Q
period 1996-02-29
ALICO INC
filed 1996-04-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For six months ended February 29, 1996

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

Registrant's telephone number, including area code     941/675-2966



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at April 12, 1996.


                                                                                                       FORM 10-Q
                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       ALICO, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (See Accountants' Review Report)
                                                         (Unaudited)                         (Unaudited)
                                                     Three Months Ended                    Six Months Ended
                                                Feb. 29, 1996    Feb. 28, 1995       Feb. 29, 1996    Feb. 28, 1995
                                               _______________________________      _______________________________
Revenue:
     Citrus                                      $ 7,133,182      $ 6,802,818         $11,303,342      $10,250,285
     Sugarcane                                     4,022,309        3,860,724           5,408,633        5,022,828
     Ranch                                           195,692          329,568           1,730,263          940,988
     Rock products and sand                          213,244          213,200             447,636          490,688
     Oil lease and land rentals                      112,345          116,910             183,493          170,761
     Forest products                                  37,970           25,320              77,420           53,942
     Profit on sales of real estate                   79,993           16,627              96,901           36,224
     Interest and investment income                  259,647          274,077             611,279          520,378
     Other                                            65,852           17,367              85,796           46,383
                                                 ___________      ___________         ___________      ___________

          Total revenue                           12,120,234       11,656,611          19,944,763       17,532,477
                                                 ___________      ___________         ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   5,631,314        5,153,275           9,005,962        8,294,764
     Sugarcane production and harvesting           3,146,714        2,960,007           4,198,186        3,752,360
     Ranch                                           143,914          191,871           1,672,830          638,812
     Real estate expenses                            161,650          113,157             258,854          228,431
     Interest                                        173,393          318,034             309,704          536,605
     Other, general and administrative               704,327          536,821           1,354,914        1,058,905
                                                 ____________      ___________        ___________      ___________


          Total costs and expenses                 9,961,312        9,273,165          16,800,450       14,509,877
                                                ____________      ___________         ___________      ___________

Income before income taxes                         2,158,922        2,383,446           3,144,313        3,022,600
Provision for income taxes                           758,888          843,020           1,096,953        1,061,161
                                                ____________      ___________         ___________      ___________

Net income                                         1,400,034        1,540,426           2,047,360        1,961,439

Retained earnings beginning of period             66,301,277       59,593,333          68,113,690       60,929,277
Dividends paid                                           -                -            (2,459,739)      (1,756,957)
                                                 ___________      ___________         ___________      ___________

Retained earnings end of period                  $67,701,311      $61,133,759         $67,701,311      $61,133,759
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Weighted average number of shares outstanding      7,027,827        7,027,827           7,027,827        7,027,827
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Per share amounts:
     Net income                                  $       .20      $       .22         $       .29      $       .28
     Dividends                                   $       -        $       -           $       .35      $       .25

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                    (Unaudited)            (Audited)
                                                 February 29, 1996       August 31, 1995
                                                 _________________       _______________
          ASSETS
Current assets:
     Cash and cash investments                      $    889,699          $  1,148,733
     Marketable Securities                            10,066,017             9,410,936
     Accounts and mortgage notes receivable           10,147,041             7,854,254
     Inventories                                      11,188,228            13,057,136
     Prepaid expenses                                     86,046               101,461
     Interest receivable                                 230,012               163,342
                                                    ____________          ____________

          Total current assets                        32,607,043            31,735,862

Mortgage notes receivable, non-current                 2,229,737             2,229,528
Land held for development and sale                     7,702,281             7,322,740
Investments                                              912,428               925,785
Other                                                     64,427                42,983
Property, buildings and equipment                     94,673,318            91,703,367
Less:  Accumulated depreciation                      (26,557,559)          (24,953,086)
                                                    ____________          ____________

          Total assets                              $111,631,675          $109,007,179   ____________          ____________
                                                    ____________          ____________
                                                    ____________          ____________


























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                                    (Unaudited)              (Audited)
                                                 February 29, 1996       August 31, 1995
        LIABILITIES                              _________________       _______________
Current liabilities:
     Accounts payable                               $  1,657,138          $    949,397
     Due to profit sharing plan                              -                 217,968
     Accrued ad valorem taxes                            281,979             1,076,241
     Accrued donation (See Note 6)                     1,449,592             1,638,038
     Accrued expenses                                    119,364               136,597
     Income taxes payable                                234,183               254,393
     Deferred income taxes                             1,704,822             1,383,820
                                                    ____________          ____________

          Total current liabilities                    5,447,078             5,656,454

Note payable to bank                                  19,350,000            16,055,000

Deferred income taxes                                 11,551,104            11,674,524

Deferred retirement benefits                             206,516               214,945
                                                    ____________          ____________

          Total liabilities                           36,554,698            33,600,923
                                                    ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                        $  7,027,827          $  7,027,827

Unrealized gains on marketable securities                347,839               264,739

Retained earnings                                     67,701,311            68,113,690
                                                    ____________          ____________

     Total stockholders' equity                       75,076,977            75,406,256
                                                    ____________          ____________

     Total liabilities and stockholders' equity     $111,631,675          $109,007,179
                                                    ____________          ____________
                                                    ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                    ALICO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)
                                                                          (Unaudited)
                                                                       Six Months Ended
                                                                Feb. 29, 1996    Feb. 28, 1995
                                                                ______________________________
Cash flows from operating activities:
     Net income                                                 $ 2,047,360      $ 1,961,439
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                            2,093,538        2,049,189
          Accrued donation                                         (188,446)         (93,700)
          Net decrease in current assets and liabilities           (840,910)        (737,115)
          Deferred income taxes                                     147,446         (108,041)
          Other                                                    (584,794)        (267,991)
                                                                ___________      ___________

            Net cash provided from operating activities           2,674,194        2,803,781
                                                                ___________      ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                         (3,584,697)      (4,409,677)
     Proceeds from sales of property and equipment                  204,693          104,300
     Purchases of marketable securities                          (3,013,372)        (991,022)
     Proceeds from sales of marketable securites                  2,601,252          609,149
                                                                ___________      ___________

            Net cash used for investing activities               (3,792,124)      (4,687,250)
                                                                ___________      ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                                    23,635           40,139
     Repayment of bank loan                                      (6,441,000)      (6,245,000)
     Proceeds from bank loan                                      9,736,000        9,678,000
     Dividends paid                                              (2,459,739)      (1,756,957)
                                                                ___________      ___________

            Net cash provided from financing activities             858,896        1,716,182
                                                                ___________      ___________
            Net increase (decrease) in cash
              and cash investments                              $  (259,034)     $  (167,287)
                                                                ___________      ___________
                                                                ___________      ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amount capitalized          $   300,528      $   445,318
                                                                ___________      ___________
                                                                ___________      ___________

     Cash paid for income taxes                                 $ 1,105,000      $   765,000
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1995. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 29, 1996 and August 31, 1995 and the consolidated results of operations and cash flows for the six months ended February 29, 1996 and February 28, 1995.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,087,772 in 1996 and $1,770,146 in 1995. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Recognition of revenue for real estate sales

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                 February 29,         August 31,
                                     1996                1995
                                 ___________         ___________

Unharvested fruit crop on trees   $ 5,226             $ 6,027
Unharvested sugarcane                 414               2,138
Beef cattle                         5,194               4,429
Sod                                   354                 463
                                  _______             _______

     Total inventories            $11,188             $13,057
                                  _______             _______
                                  _______             _______

                                                                                         FORM 10-Q
4.  Income taxes:

The provision for income taxes for the quarters ended February 29, 1996 and February 28, 1995 is summarized as follows:

                                        Three Months Ended                       Six Months Ended
                                  Feb. 29, 1996     Feb. 28, 1995         Feb. 29, 1996   Feb. 28, 1995
                                  _______________________________         _____________________________

     Current:
          Federal income tax      $  521,295           $  702,407         $  870,158         $  979,517
          State income tax            82,118              135,545            140,440            164,411
                                  __________           __________         __________         __________

                                     603,413              837,952          1,010,598          1,143,928
                                  __________           __________         __________         __________
     Deferred:
          Federal income tax         140,477               11,328             78,025            (71,628)
          State income tax            14,998               (6,260)             8,330            (11,139)
                                  __________           __________         __________         __________

                                     155,475                5,068             86,355            (82,767)
                                  __________           __________         __________         __________
             Total provision for
               income taxes       $  758,888           $  843,020         $1,096,953         $1,061,161
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended February 29, 1996 and February 28, 1995:

                                        Three Months Ended                     Six Months Ended
                                  February 29,       February 28,         February 29,     February 28,
                                      1996               1995                 1996             1995
                                  _______________________________         _____________________________

          Expected income tax     $  734,033          $  810,372          $1,069,066       $1,027,684
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit        78,369              86,519             114,139          109,720
          Nontaxable interest and
            dividends                (38,004)            (50,552)            (80,104)        (100,158)
          Other reconciling items,
            net                      (15,510)             (3,319)             (6,148)          23,915
                                  __________          __________         __________        __________
               Total provision for
                 income taxes     $  758,888          $  843,020         $1,096,953        $1,061,161
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

A partial settlement was reached with the Internal Revenue Service during April of 1995. A payment of $385,043 was made consisting of $260,259 taxes and $124,784 interest. The items conceded related to the timing of recogni-tion of certain items previously expensed. The effect of this payment was to increase interest expense by $124,784 and reduce the current deferred tax liability by $260,259.

5.  Indebtedness:

The Company has a financing agreement with a commercial bank that permits the Company to borrow up to $25 million. The financing agreement allows the Company to borrow up to $22,000,000 which is due in January 1998 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agreement at February 29, 1996 and August 31, 1995 was $19,350,000 and $16,055,000,
respectively.

Interest cost expensed and capitalized during the six months ended February 29, 1996 and February 28, 1995 was as follows:

                                 1996                1995
                               ________           ________

     Interest expensed         $309,704            $536,605
     Interest capitalized       344,122             241,181
                               ________            ________

       Total interest cost     $653,826            $777,786
                               ________            ________
                               ________            ________

6.  Commitment:

During October 1992 the Company entered into an agreement to donate land, im-provements and other items, to the State of Florida, to be used as a site for a new university. The gift included 975 acres of land, road construction, en-gineering and planning services, assistance with utility costs and academic chairs. The commitment was recorded as a contribution in May 1994 when the title to the land was transferred. Costs related to road construction have been accrued and capitalized into land. Other costs will be expensed as incurred.

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

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $27,159,965 at February 29, 1996, up from $26,079,408 at August 31, 1995. As of February 29, 1996, the Company had cash and cash investments of $889,699 compared to $1,148,733 at August 31, 1995. Marketable securities increased from $9,410,936 to $10,066,017 during the same period. The ratio of current assets to current liabilities increased from 5.61 to 1 at August 31, 1995 to 5.99 to 1 at February 29, 1996. Total assets increased by $2,624,496 from $109,007,179 at August 31, 1995 to
$111,631,675 at February 29, 1996.

The working capital increase ($1,080,557) is primarily the result of an increase in accounts and mortgage notes receivable ($7,854,254 vs. $10,147,041 at August 31, 1995 and February 29, 1996, respectively). An increase in the boxes of citrus harvested compared to the prior year, coupled with improved prices for citrus products, has caused an increase in both revenues and the related accounts receivable.

In connection with a financing agreement with a commercial bank (See
Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately
$5.7 million at February 29, 1996.

RESULTS OF OPERATIONS:

When compared to the second quarter a year ago, net income decreased $140,392, however, net income for the six months ended February 29, 1996 increased $85,921 over the prior year. Income before income taxes increased $121,713 during the first six months and decreased by $224,524 during the second quarter of fiscal 1996, when compared to the same periods a year ago. This was largely due to earnings from agricultural activities ($2,429,241 vs. $2,687,957 for the second quarter, and $3,565,260 vs. $3,528,165 during the first half of fiscal 1996 and 1995, respectively).

Citrus earnings decreased during the second quarter of fiscal 1996 when compared to the same period last year ($1,501,868 vs. $1,649,543). The average cost per unit has increased from the prior year ($4.23 per box in 1996 vs. $4.06 in 1995), the result of increased depreciation and ad valorem costs related to young groves coming into production, coupled with an increase in direct production costs due to current growing conditions. Year to date earnings are slightly higher for this division ($2,297,380 vs. $1,955,521 during the six months ended February 29, 1996, and February 28, 1995, respectively) due primarily to improved market prices combined with an increase in the number of boxes and pounds of solids produced.

                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):


Sugarcane earnings approximated those of the same period a year ago, both for the three months ended February 29, 1996 ($875,595 vs. $900,717 for February 29, 1996 and February 28, 1995, respectively) and for the six months then ended ($1,210,447 vs. $1,270,468 in 1996 and 1995, respectively). This is expected to continue throughout the remainder of the fiscal year as total acreage and gross tons harvested are expected to equal the prior year.

Ranch earnings decreased $85,919 during the second quarter of fiscal 1996, compared to the second quarter of fiscal 1995 ($51,778 vs. $137,697, respectively). A decrease in market prices for beef is the primary cause for the decrease in profits for this division, and has also caused profits to decline when compared to the first six months of last year ($57,433 vs. $302,176 for the six months ended February 29, 1996, and February 28, 1995, respectively).

Construction activities are expected to commence soon for the new
Florida Gulf Coast University, scheduled to open in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.

                                                         FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B. Computation of Weighted Average Shares Outstanding at February 29, 1996.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALICO, INC.
                                     (Registrant)



April 12, 1996                       W. Bernard Lester
Date                                 Exeuctive Vice President
                                     and Chief Operating Officer
                                     (Signature)


April 12, 1996                       L. Craig Simmons
Date                                 Vice President and
                                     Chief Financial Officer
                                     (Signature)


April 12, 1996                       Patrick W. Murphy
Date                                 Controller
                                     (Signature)

                                                        EXHIBIT A


                 INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of February 29, 1996, and the related condensed consolidated statements of operations and retained earnings for the three-month and six-month periods ended February 29, 1996 and February 28, 1995, and the related condensed consolidated statements of cash flows for the six-month periods ended February 29, 1996 and February 28, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc.
and subsidiary as of August 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 16, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
April 5, 1996

                                                        FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 29,
1996:



    Number of shares outstanding at August 31, 1995       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at February 29, 1996     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/95 - 2/29/96                    7,027,827
                                                         _________
                                                         _________





                                                       EXHIBIT B