Form 10-Q
period 1996-05-31
ALICO INC
filed 1996-07-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 1996.

                                      OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to
________________________.

                     Commission file number 0-261.

                              ALICO, INC.
        (Exact name of registrant as specified in its charter)


           Florida                                59-0906081
(State or other jurisdiction of                (I.R.S. Employer
 incorporation of organization)               Identification No.)

      P. O. Box 338, La Belle, FL                    33975
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


                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at July 12, 1996.


                                                                                                       FORM 10-Q
                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       ALICO, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (See Accountants' Review Report)
                                                          (Unaudited)                         (Unaudited)
                                                   Three Months Ended May 31,           Nine Months Ended May 31,
                                                      1996             1995                1996             1995
                                               _______________________________      _____________________________
Revenue:
     Citrus                                      $ 8,721,183      $ 6,104,297         $20,024,525      $16,354,582
     Sugarcane                                       354,709          847,565           5,763,342        5,870,393
     Ranch                                         1,533,122        1,209,980           3,263,385        2,150,968
     Rock products and sand                          228,429          222,144             676,065          712,832
     Oil lease and land rentals                      184,416          329,898             367,909          500,659
     Forest products                                  58,660           39,040             136,080           92,982
     Profit on sales of real estate                   90,637           60,905             187,538           97,129
     Interest and investment income                  233,763          238,342             845,042          758,720
     Other                                            35,177           12,529             120,973           58,912
                                                 ___________      ___________         ___________      ___________

          Total revenue                           11,440,096        9,064,700          31,384,859       26,597,177
                                                 ___________      ___________         ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   5,089,841        4,633,091          14,095,803       12,927,855
     Sugarcane production and harvesting                 -            485,693           4,198,186        4,238,053
     Ranch                                         3,198,471          975,349           4,871,301        1,614,161
     Real estate expenses                            110,792          129,156             369,646          357,587
     Interest                                        486,524          406,694             796,228          943,299
     Other, general and administrative               474,034          513,377           1,828,948        1,572,282
                                                 ___________      ___________         ___________      ___________

          Total costs and expenses                 9,359,662        7,143,360          26,160,112       21,653,237
                                                 ___________      ___________         ___________      ___________

Income before income taxes                         2,080,434        1,921,340           5,224,747        4,943,940
Provision for income taxes                           857,410          694,279           1,954,363        1,755,440
                                                 ___________      ___________         ___________      ___________

Net income                                         1,223,024        1,227,061           3,270,384        3,188,500

Retained earnings beginning of period             67,701,311       61,133,759          68,113,690       60,929,277
Dividends paid                                           -                -            (2,459,739)      (1,756,957)
                                                 ___________      ___________         ___________      ___________

Retained earnings end of period                  $68,924,335      $62,360,820         $68,924,335      $62,360,820
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827           7,027,827        7,027,827
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Per share amounts:
     Net income                                  $       .17      $       .17         $       .47      $       .45
     Dividends                                   $       -        $       -           $       .35      $       .25

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                    (Unaudited)            (Audited)
                                                    May 31, 1996         August 31, 1995
                                                 _________________       _______________
          ASSETS
Current assets:
     Cash and cash investments                      $    913,715          $  1,148,733
     Marketable securities                            10,244,884             9,410,936
     Accounts and mortgage notes receivable           12,105,038             7,854,254
     Inventories                                       9,951,200            13,057,136
     Prepaid expenses                                    185,412               101,461
     Interest receivable                                 277,641               163,342
                                                    ____________          ____________

          Total current assets                        33,677,890            31,735,862

Mortgage notes receivable, non-current                 2,229,552             2,229,528
Land held for development and sale                     7,673,331             7,322,740
Investments                                              914,615               925,785
Other                                                     44,581                42,983
Property, buildings and equipment                     96,020,445            91,703,367
Less:  Accumulated depreciation                      (27,009,020)          (24,953,086)
                                                    ____________          ____________

          Total assets                              $113,551,394          $109,007,179
                                                    ____________          ____________
                                                    ____________          ____________


























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                                    (Unaudited)              (Audited)
                                                    May 31, 1996         August 31, 1995
        LIABILITIES                              _________________       _______________
Current liabilities:
     Accounts payable                               $  1,406,733          $    949,397
     Due to profit sharing plan                              -                 217,968
     Accrued ad valorem taxes                            695,930             1,076,241
     Accrued donation (See Note 6)                     1,240,238             1,638,038
     Accrued expenses                                    396,953               136,597
     Income taxes payable                                346,457               254,393
     Deferred income taxes                             1,930,045             1,383,820
                                                    ____________          ____________

          Total current liabilities                    6,016,356             5,656,454

Note payable to bank                                  19,600,000            16,055,000

Deferred income taxes                                 11,366,835            11,674,524

Deferred retirement benefits                             248,655               214,945
                                                    ____________          ____________

          Total liabilities                           37,231,846            33,600,923
                                                    ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                        $  7,027,827          $  7,027,827

Unrealized gains on marketable securities                367,386               264,739

Retained earnings                                     68,924,335            68,113,690
                                                    ____________          ____________

     Total stockholders' equity                       76,319,548            75,406,256
                                                    ____________          ____________

     Total liabilities and stockholders' equity     $113,551,394          $109,007,179
                                                    ____________          ____________
                                                    ____________          ____________

See accompanying notes to condensed consolidated financial statements.

                                    ALICO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)
                                                                          (Unaudited)
                                                                   Nine Months Ended May 31,
                                                                     1996             1995
                                                                ____________________________
Cash flows from operating activities:
     Net income                                                 $ 3,270,384      $ 3,188,500
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                            3,136,985        3,097,942
          Accrued donation                                         (397,800)        (194,583)
          Net decrease in current assets and liabilities         (2,293,604)      (1,123,711)
          Deferred income taxes                                     176,605         (402,428)
          Other                                                    (377,893)        (341,350)
                                                                ___________      ___________

            Net cash provided from operating activities           3,514,677        4,224,370
                                                                ___________      ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                         (4,604,584)      (6,848,571)
     Proceeds from sales of property and equipment                  289,368          190,783
     Purchases of marketable securities                          (3,490,568)      (1,249,473)
     Proceeds from sales of marketable securites                  2,944,187          978,904
                                                                ___________      ___________

            Net cash used for investing activities               (4,861,597)      (6,928,357)
                                                                ___________      ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                                    26,641          695,609
     Repayment of bank loan                                      (9,091,000)      (9,570,000)
     Proceeds from bank loan                                     12,636,000       13,449,002
     Dividends paid                                              (2,459,739)      (1,756,957)
                                                                ___________      ___________

            Net cash provided from financing activities           1,111,902        2,817,654
                                                                ___________      ___________
            Net increase (decrease) in cash
              and cash investments                              $  (235,018)     $   113,667
                                                                ___________      ___________
                                                                ___________      ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amount capitalized          $   444,378      $   833,080
                                                                ___________      ___________
                                                                ___________      ___________

     Cash paid for income taxes                                 $ 1,785,000      $ 1,744,600
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

                      ALICO, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (See Accountants' Review Report)

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiary, Saddlebag Lake Resorts, Inc., after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1995. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 1996 and the consolidated results of operations for the three and nine months ended May 31, ended May 31, 1996 and May 31, 1995 and cash flows for the nine months. then ended.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,087,921 in 1996 and $1,770,146 in 1995. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Recognition of revenue for real estate sales

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                    May 31,           August 31,
                                     1996                1995
                                 ___________         ___________

Unharvested fruit crop on trees   $ 5,098             $ 6,027
Unharvested sugarcane               1,368               2,138
Beef cattle                         3,457               4,429
Sod                                    28                 463
                                  _______             _______

     Total inventories            $ 9,951             $13,057
                                  _______             _______
                                  _______             _______

                                                                                         FORM 10-Q
4.  Income taxes:

The provision for income taxes for the quarters ended May 31, 1996 and May 31, 1995 is summarized as follows:

                                      Three Months Ended May 31,              Nine Months Ended May 31,
                                      1996                 1995               1996                1995
                                  _______________________________         _____________________________

     Current:
          Federal income tax      $  632,889           $  600,190         $1,503,047         $1,579,707
          State income tax            92,841               99,105            233,281            263,516
                                  __________           __________         __________         __________

                                     725,730              699,295          1,736,328          1,843,223
                                  __________           __________         __________         __________
     Deferred:
          Federal income tax         110,725               (3,933)           188,750            (75,561)
          State income tax            20,955               (1,083)            29,285            (12,222)
                                  __________           __________         __________         __________

                                     131,680               (5,016)           218,035            (87,783)
                                  __________           __________         __________         __________
             Total provision for
               income taxes       $  857,410              694,279         $1,954,363         $1,755,440
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended May 31, 1996 and 1995:

                                        Three Months Ended                    Nine Months Ended
                                     May 31,            May 31,              May 31,          May 31,
                                      1996               1995                 1996             1995
                                  _______________________________         _____________________________

          Expected income tax     $  707,348          $  653,256          $1,776,414       $1,680,940
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit        75,519              69,745             189,658          179,465
          Nontaxable interest and
            dividends                (35,782)            (34,748)           (115,886)        (134,906)
          Other reconciling items,
            net                      110,325               6,026             104,177           29,941
                                  __________          __________          __________        __________
               Total provision for
                 income taxes     $  857,410          $  694,279          $1,954,363        $1,755,440
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

Partial settlements were made with the Internal Revenue Service during April of 1995 and June of 1996 for the year ended August 31, 1990. The items conceded related to the timing of recognition of certain items previously expensed. The effect of the $385,043 payment made in April 1995 was to increase interest expense by $124,784 and reduce the current deferred tax liability by $260,259. The $1,000,000 payment made in June 1996 will reduce the current deferred tax liability by $737,000. Interest totaling $263,000 was accrued at May 31, 1996.

5.  Indebtedness:

The Company has a financing agreement with a commercial bank that permits the Company to borrow up to $25 million. The financing agreement allows the Company to borrow up to $22,000,000 which is due in January 1998 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agreement at May 31, 1996 and August 31, 1995 was $19,600,000 and $16,055,000, respectively.

During June 1996, the Company entered into a second financing agreement with another commercial lender. The agreement allows the Company to borrow up to $5 million. As of May 31, 1996, the Company had not incurred any debt under this agreement.

Interest cost expensed and capitalized during the nine months ended May 31, 1996 and May 31, 1995 was as follows:

                                  1996                1995
                               __________          __________

     Interest expensed         $  796,228          $  943,299
     Interest capitalized         525,867             384,946
                               __________          __________

       Total interest cost     $1,322,095          $1,328,245
                               __________          __________
                               __________          __________

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

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $27,661,534 at May 31, 1996, up from $26,079,408 at August 31, 1995. As of May 31, 1996, the Company had cash and cash investments of $913,715 compared to $1,148,733 at August 31, 1995. Marketable securities increased from $9,410,936 to $10,244,884 during the same period. The ratio of current assets to current liabilities was essentially the same, (5.61 to 1 and 5.60 to 1) at May 31, 1995 and 1996, respectively. Total assets increased by $4,544,215 from $109,007,179 at August 31, 1995 to $113,551,394 at
May 31, 1996.

The working capital increase ($1,582,126) is largely the result of an increase in accounts and mortgage notes receivable ($7,854,254 vs. $12,105,038 at August 31, 1995 and May 31, 1996, respectively). An increase in the boxes of citrus harvested, compared to the prior year, in addition to improved market prices for citrus have combined to increase revenues and the related accounts receivable.

In connection with financing agreements with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), in addition to an unused availability of funds of approximately $5.4 million at May 31, 1996, the Company completed a financing agreement in June 1996, providing for an additional $5 million.

RESULTS OF OPERATIONS:

Net income varied slightly from the prior year, decreasing $4,037 when compared to third quarter a year ago, and increasing $81,884 for the nine months ended May 31, 1996. Income before income taxes increased $280,807 during the first nine months and increased by $159,094 during the third quarter of fiscal 1996, when compared to the same periods a year ago. This was largely due to earnings from agricultural activities ($2,320,702 vs. $2,067,709 for the third quarter, and $5,885,962 vs. $5,595,874 during the first nine months of fiscal 1996 and 1995, respectively).

Citrus earnings increased during the third quarter of fiscal 1996 when compared to the same period last year ($3,631,342 vs. $1,471,206). Year to date earnings are also higher for this division ($5,928,722 vs. $3,426,727 during the nine months ended May 31, 1996 and May 31, 1995, respectively). The earnings improvement is due to an increase in the total boxes harvested coupled with improved market prices.

                                                      FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):


Sugarcane earnings approximated those of the same period a year ago for both the three months ended May 31, 1996 ($354,709 vs. $361,872 for May 31, 1996 and 1995, respectively) and for the nine months then ended ($1,565,156 vs. $1,632,340 in 1996 and 1995, respectively).

The Ranch Division reported a $1,665,349 loss during the third quarter of fiscal 1996, compared to a profit of $234,631 during the third quarter of fiscal 1995. Year to date the loss totaled $1,607,916 compared to a $536,807 profit during the same period a year ago. A decrease in market prices for beef is the primary cause for the loss in this division. An adjustment totaling $845,330 was re-quired in May 1996 to write the beef inventory down to its estimated net real-izable value (lower of cost or market). Cattle sales revenues were significant-ly higher for both the quarter ($1,533,122 vs. $1,209,980 for the three months ended May 31, 1996 and 1995, respectively) and year to date ($3,263,385 vs. $2,150,968 for the nine months ended May 31, 1996 and 1995, respectively) due to increased sales of feedlot animals.

Historically, the Company has included its sod farming activities with ranching operations. Due to excessive rain and weed intrusion, the Company had to write off certain sod fields in May 1996. The writeoff included approximately $160,000 of remaining basis and $240,000 of inventoried costs, for a total loss of approximately $400,000.

Land preparation and construction activities are underway for the new Florida Gulf Coast University which is scheduled to open in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.

During May of 1996, the Company agreed to sell 21,700 acres of land, in Hendry County, Florida, to the South Florida Water Management District for $11.5 million. The closing is expected to occur by October 1996. The Company may elect to use a portion of the sales value for a like kind property exchange. If a like kind property exchange occurs, the Company will not recognize revenues or profit for the portion of the property exchanged. If the property is sold, the Company will recognize revenue totalling $11.5 million and a pretax gain in excess of $11 million.

                                                         FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 1996.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALICO, INC.
                                     (Registrant)



July 12, 1996                        W. Bernard Lester
Date                                 Exeuctive Vice President
                                     and Chief Operating Officer
                                     (Signature)


July 12, 1996                        L. Craig Simmons
Date                                 Vice President and
                                     Chief Financial Officer
                                     (Signature)


July 12, 1996                        Patrick W. Murphy
Date                                 Controller
                                     (Signature)

                                                        EXHIBIT A


                 INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of May 31, 1996, and the related condensed consolidated statements of operations and retained earnings for the three-month and nine-month periods ended May 31, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1996 and May 31, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

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

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
June 28, 1996

                                                        FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31,
1996:



    Number of shares outstanding at August 31, 1995       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 1996          7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/95 - 5/31/96                    7,027,827
                                                         _________
                                                         _________





                                                       EXHIBIT B