Form 10-K
period 1996-08-31
ALICO INC
filed 1996-11-01
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 1996.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
                                  ALICO, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

          Florida                                     59-0906081
_______________________________                  ____________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   P. O. Box 338, La Belle, Florida                     33975
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

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                _________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 11, 1996 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by nonaffiliates was approximately $72,187,420.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 4, 1996 are incorporated by reference in Parts II and III, respectively.

                                 PART I
                                 ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 164,568 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 5 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

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

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year.
The 5,023 acres in production during the 1996 fiscal year consisted of 110 acres planted in the fall of 1989, 380 acres planted in 1990, 1904 acres planted in 1992, 1,060 acres planted in 1993, and 1,569 acres planted in 1994.

The Company continued to expand agriculture activities during the 1996 fiscal year, continuing development of a farm leasing project.

Leasing of lands for rock mining and oil and mineral exploration, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 3 to 5 percent of total revenue.

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

Contributions by the Subsidiary to the net income of the Company, during the past five years, have ranged from 0 to 1 percent. The Subsidiary has two subdivisions near Frostproof, Florida which have been developed and are on the market. Approximately 70% of the lots have been sold.

Citrus
______
Approximately 7,790 acres of citrus were harvested during the 1996 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 1996, approximately 88% of the Company's fruit crop was marketed under this agreement, the same percentage as in 1994/95. The Company expects that the majority of the 1996/97 crop will be marketed under the same terms. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 12% of total citrus revenue for the year.

Ranch
_____
The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 20,000 cows, bulls and replacement heifers. Approximately 45% of the herd are from one to five years old, while the remaining 55% are six and older. The Company primarily sells to contract cattle buyers. The Company also sells cattle through local livestock auction markets and to packing and processing plants located in the area. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge up to 50% of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. During 1993, the Company began a program of retaining ownership of calves shipped to Midwest feedlots. This program results in increased sales prices per head as weight is added in the feedlot.

Sugarcane
_________

The Company had 5,023 acres and 5,000 acres of sugarcane in production during the 1995/96 and 1994/95 fiscal year, respectively. The 1995/96 and 1994/95 crops yielded approximately 187,000 and 186,000 gross tons, respectively.

Forest Products
_______________

Approximately 6% of the Company's properties are classified as timberlands. The principal forest products sold by the Company, prior to the 1992/93 fiscal year, were pulpwood and sabal palms. These products were sold to a paper company and various landscaping companies, respectively. During the 1995/96 fiscal year, revenues consisted entirely of sabal palms sold to landscaping companies. The Company does not incur any of the harvesting expenses.

Part of the lands, from which the timber was removed, is being converted to semi-improved pasture and other uses.

Land Rental for Grazing, Agricultural and Other Uses
____________________________________________________

The Company rents lands to others for grazing, farming and recreational uses, on a tenant-at-will basis, for an annual fee. The income is not significant when compared to overall gross income, however, it does help to offset the expense of carrying these properties until they are put to a more profitable use. The Company has developed additional land to lease for farming.

There were no significant changes in the method of rental for these purposes during the past fiscal year.

Leases for Oil and Mineral Exploration
______________________________________

The Company has leased subsurface rights to a portion of it's properties for the purpose of oil and mineral exploration. Currently, there is one lease in effect.

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

Employees
_________

At the end of August 1996 the Company had a total of 134 full-time employees classified as follows: Citrus 60; Ranch 17; Sugarcane 10; Facilities Maintenance Support 32; General and Administrative 15. There are no employees engaged in the development of new products or research.

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

Item 2.          Properties.
____________________________

At August 31, 1996, the Company owned a total of 164,568 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        550    8,870      447   --  3,148     --     --      4   13,019

Lee       3,731    1,088       --   --     --     --  1,460  3,645    9,924

Hendry    3,823   76,798   26,136  220  2,299  7,600  6,261  3,629  126,766

Collier   1,902    5,371    1,212   --  4,041     --     --  2,333   14,859
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals   10,006   92,127   27,795  220  9,488  7,600  7,721  9,611  164,568
         ______  _______   ______  ___  _____  _____  _____  _____  _______
         ______  _______   ______  ___  _____  _____  _____  _____  _______


Of the above lands, the Company utilizes 27,348 acres of improved pasture plus approximately 56,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

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

Governmental approvals have been obtained to develop approximately 2,500 acres surrounding the University site. However, the development schedule of the University is subject to the appropriation of funds by the legislature. Currently, construction began in January 1996 with the opening to occur in the fall of 1997.

Item 3.          Legal Proceedings.
___________________________________

There are no pending legal proceedings involving the Company.

Item 4.          Submission of Matters to a Vote of Security Holders.
_____________________________________________________________________

There were no matters submitted to a vote of security holders during the 1996 fiscal year.

Executive Officers of the Company
_________________________________

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 26, 1996.

Election of Executive Officer is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___

Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        President and Chief Executive Office (since
                        January 1988) and Director (since March 1973)    54

W. Bernard Lester       Executive Vice President and Chief Operating
                        Officer (since January 1988) and Director
                        (since 1987), prior to July 1, 1986 was
                        Executive Director of Florida Department of
                        Citrus for over five years                       57

L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31,
                        1992) and Assistant Comptroller (from January
                        1 to December 31, 1991), prior to September
                        1990 was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          44

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1996 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 1996, except for a form 4 which was filed late by Mr. Thomas E. Oakley reporting the sale of 1,500 shares of Common Stock on April 25, 1996 and the purchase of 50 shares of Common Stock on April 29, 1996.

                                     PART II
                                     _______

Item 5.          Market for the Registrant's Common Stock and Related
_____________________________________________________________________
                 Stockholder Matters.
                 ____________________

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 1996 and 1995 are presented below:

                                 1996                    1995
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               22 1/4     17           18 1/4     16 1/2

Second Quarter              26 1/2     21 3/4       17 5/16    15 1/2

Third Quarter               25 1/2     20 11/16     17 1/2     15

Fourth Quarter              22 3/4     17 1/4       20         15 1/2

Approximate Number of Holders of Common Stock
_____________________________________________
As of October 11, 1996 there were approximately 1,023 holders of record of Alico, Inc. Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 22, 1993          November 12, 1993               $.15
   October 21, 1994          November 10, 1994               $.25
   October 20, 1995          November 10, 1995               $.35

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Item 6.          Selected Financial Data.
_________________________________________

                                               Years Ended August 3l,
DESCRIPTION                  1996      1995      1994      1993      1992
                           ________  ________  ________  ________  ________
                                (In Thousands Except Per Share Amounts)
Revenues                   $ 36,089  $ 39,571  $ 38,502  $ 28,563  $ 32,284
Costs and Expenses           29,269    25,105    26,799    24,103    24,930
Income Taxes                  2,381     5,525     3,975     1,503     2,455
Cumulative Effect of
  Accounting Change             -         -         -       2,337       -
Net Income                    4,439     8,941     7,728     5,294     4,899
Average Number of
  Shares Outstanding          7,028     7,028     7,028     7,028     7,028
Net Income per Share            .63      1.27      1.10       .75       .70
Cash Dividend Paid per Share    .35       .25       .15       .15       .15
Current Assets               34,877    31,736    28,341    23,597    22,572
Total Assets                114,504   109,007   102,185    90,516    85,632
Current Liabilities           5,115     5,656     5,660     2,936     4,748
Ratio-Current Assets
  to Current Liabilities     6.82:1    5.61:1    5.01:1    8.04:1    4.75:1
Working Capital              29,762    26,080    22,680    20,661    17,824
Long-Term Obligations        32,006    27,945    28,568    26,296    23,840
Total Liabilities            37,121    33,601    34,228    29,232    28,588
Stockholders' Equity         77,383    75,406    67,957    61,283    57,043


Item 7.          Management's Discussion and Analysis of Financial
__________________________________________________________________
                 Condition and Results of Operations.
                 ____________________________________

The following discussion focuses on the results of operations and the financial condition of Alico.

This section should be read in conjunction with the consolidated financial statements and notes.

Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $11.1 million at August 31, 1996 compared with $10.6 million at August 31, 1995. Working capital also increased, from $26.1 million at August 31, 1995 to $29.8 million at August 31, 1996. Improved market prices for citrus products has caused an increase in year end receivables for these products and is the primary factor in the rise of working capital.

Actual construction on the university began in the third quarter of fiscal 1996 (see note 10). Current plans are to have the core buildings completed for a projected opening in the fall of 1997.

In connection with the examination by the Internal Revenue Service (see note
8) for the years ended August 31, 1992, 1991 and 1990, partial settlements were made with the Internal Revenue Service during April of 1995 and June of 1996 for the year ended August 31, 1990. The items conceded related to the timing of recognition of certain items previously expensed. The effect of the $385,043 payment made in April 1995 was to increase interest expense by $124,784 and reduce the current deferred tax liability by $260,259. The $1,000,000 payment made in June 1996 reduced the current deferred tax liability by $737,000. Interest totaling $263,000 was recognized for the year ending August 31, 1996. The issues conceded related to the timing of items previously expensed. When the matter is completely resolved, any income taxes due will become currently payable. However, virtually all of the adjustments relate to differences of opinion regarding the timing of recognition of various deductions and, as a result, provision has been made through deferred income taxes and no further significant adjustment to earnings is expected. Management expects to resolve the remaining proposed adjustments during fiscal 1997.

Cash outlay for land, equipment, buildings, and other improvements totaled $7.1 million, compared to $8.3 million during August 31, 1996 and 1995, respectively. Major expenditures included capitalized maintenance costs for young citrus groves. Land excavation for farm leasing also continued, as did expenditures for replacement equipment and sugarcane capital maintenance. Development is now complete on citrus groves. Capital projects are currently expected to decline during the next fiscal year.

Management believes that the Company will be able to meet its working capital requirements, for the foreseeable future, with internally generated funds. In addition, the Company has unused credit commitments which provided for revolving credit of up to $30 million of which $9.4 million was available for the Com-pany's general use at August 31, 1996 (see note 6).

Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              1996       1995       1994
                                            _______    _______    _______

     Operating revenue                      $34,505    $30,547    $33,188
     Gross profit                             6,721      7,059      7,607
     Profit (loss) on sale of real estate        56      7,585      3,726
     Interest and investment income           1,033        998      1,045
     Interest expense                           990      1,176        675
     Provision for income taxes               2,381      5,525      3,975
     Effective income tax rate                 34.9%      38.2%      34.0%
     Net income                               4,439      8,941      7,728


Operating Revenue
_________________

Operating revenues for fiscal 1996 increased 13 percent over fiscal 1995, primarily the result of increased citrus and ranch sales revenues.

Fiscal 1995 operating revenues decreased by 8 percent from fiscal 1994. The decrease was primarily attributable to lower agricultural revenues.

Gross Profit
____________

Gross profit during fiscal 1996 decreased 5 percent from fiscal 1995. While gross profit from agriculture during the year approximated the prior year, the decline was due to increases in general and administrative expenses and allo-cated costs.

Gross profit during fiscal 1995 declined by 7 percent from fiscal 1994. The decrease was attributable to higher production costs for citrus, decreased sugarcane production, and lower market prices for beef, combined with decreased sales volume.

Profit on Sale of Real Estate
____________________________________

Profit from the sale of real estate declined to $56 thousand during fiscal 1996, compared to $7.6 million during fiscal 1995. Sales were minimal, compared to the past two years, which included large sales in Polk and Lee Counties during fiscal 1995 and 1994, respectively.

The Company recognized a $7.6 million profit from real estate sales during fiscal 1995, compared to a $3.7 million profit during fiscal 1994. The fiscal 1995 profit was attributable to the sale of 5,800 acres in Polk County to the State of Florida.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Investment earnings were reinvested throughout fiscal 1996 and 1995, increasing investment levels during each year. The rise in fiscal 1996 net interest and investment income resulted from higher investment levels.

Interest and investment income was lower in 1995 than fiscal 1994 primarily because of increased investment levels in equity securities.

Interest Expense
________________

Interest expense decreased 16 percent during fiscal 1996 due to falling interest rates during the year. Conversely, fiscal 1995 interest expense rose 74 % due to increased rates. Total interest cost, which includes capitalized interest and is discussed in Note 6, decreased 3 percent during fiscal 1996 and rose 69 percent during fiscal 1995, compared to each respective prior fiscal year.

Provision for Income Taxes
__________________________
The effective tax rate was 34.9 percent during fiscal year 1996, compared to
38.2 percent during fiscal 1995 and 34 percent in fiscal 1994. The fiscal 1995 increase was due to deferred tax accruals to provide for the effects of the IRS audit (see note 8).

Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 1996, 1995 and 1994, is presented in the following schedule and is discussed in subsequent sections:

                                               Years Ended August 31,
                                                   (in thousands)
                                         1996          1995          1994
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $22,966       $19,674       $18,796
    Less harvesting & marketing          6,948         6,569         6,226
                                       _______       _______       _______
      Net Sales                         16,018        13,105        12,570

  Cost and Expenses:
    Direct production**                  5,964         5,488         4,926
    Allocated cost*                      2,470         2,205         2,220
                                       _______       _______       _______

      Total                              8,434         7,693         7,146
                                       _______       _______       _______

        Gross profit, citrus             7,584         5,412         5,424
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                                5,851         6,026         6,839
    Less harvesting & hauling            1,237         1,294         1,566
                                       _______       _______       _______
      Net Sales                          4,614         4,732         5,273
  Costs and expenses:
    Direct production                    1,758         1,681         1,789
    Allocated cost*                      1,152         1,291         1,367
                                       _______       _______       _______

      Total                              2,910         2,972         3,156
                                       _______         _____       _______

        Gross profit, sugarcane          1,704         1,760         2,117
                                       _______       _______       _______












Individual Operating Divisions (Continued)


                                               Years Ended August 31,
                                                   (in thousands)
                                         1996          1995          1994
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                3,796         2,952         5,518
  Costs and expenses:
    Direct production                    3,890         1,438         2,241
    Allocated cost*                      1,539         1,008         1,608
                                       _______       _______       _______

      Total                              5,429         2,446         3,849
                                       _______       _______       _______

        Gross profit (loss), ranch      (1,633)          506         1,669
                                       _______       _______       _______
        Total gross profit,
          agriculture                    7,655         7,678         9,210
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand                 935           956         1,123
    Oil leases and land rentals            679           678           708
    Sabal palms                            197           146           134
    Other                                   81           116            71
                                       _______       _______       _______

        Total                            1,892         1,896         2,036

Costs and expenses:
    Allocated Cost*                        456           384           383
    General and administrative,
      all operations                     2,370         2,131         3,256
                                       _______       _______       _______

        Total                            2,826         2,515         3,639
                                       _______       _______       _______

          Gross loss, other
            operations                    (934)         (619)       (1,603)
                                       _______       _______       _______

          Total gross profit             6,721         7,059         7,607
                                       _______       _______       _______










                                              Years Ended August 31,
                                                  (in thousands)
                                         1996          1995          1994
                                       _______       _______       _______
INTEREST & DIVIDENDS
  Revenue                                1,033           998         1,045
  Expense                                  990         1,176           675
                                       _______       _______       _______

        Interest & dividends, net           43          (178)          370
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                    551         8,026         4,268
  Expenses:
    Cost of sales                          151           111           192
    Other Costs                            344           330           350
                                       _______       _______       _______

      Total                                495           441           542
                                       _______       _______       _______

        Gain on sale of real estate         56         7,585         3,726
                                       _______       _______       _______

          Income before income taxes   $ 6,820       $14,466       $11,703
                                       _______       _______       _______
                                       _______       _______       _______


 * Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $1.6 million on 1,648 acres in 1996, $1.4 million on 1,718 acres in 1995 and $1.0 million on 2,212 acres in 1994.

Citrus
______

Gross profit was $7.6 million for fiscal 1996 and $5.4 million for fiscal 1995 and 1994.

Revenue from citrus sales increased 17 percent during fiscal 1996, compared to fiscal 1995 ($22.9 million during fiscal 1996 vs. $19.7 million during fiscal
1995). This was largely attributable to an 8 percent increase in production for the year (3.7 million boxes during fiscal 1996 vs. 3.4 million during fiscal
1995), combined with an 8 percent increase in the average market price per box ($6.21 in fiscal 1996 vs. $5.80 in fiscal 1995).

Direct production costs, associated with the increased yield, rose 10 percent during fiscal 1996. The corresponding large increase in revenues from citrus sales offset the rise in costs and generated the 40 percent increase in gross profit for this division.

Citrus revenue for fiscal 1995 rose 5 percent over fiscal 1994 ($19.7 million during fiscal 1995 vs. $18.8 million during fiscal 1994), the result of a 7 percent production increase for the year, as 3.4 million boxes were harvested during fiscal 1995, compared to 3.2 million boxes during fiscal 1994. Direct production costs increased 11 percent over fiscal 1994 ($5.5 million during fiscal 1995 vs. $4.9 million during fiscal 1994), while allocated costs remained constant for fiscal 1995 and 1994 at $2.2 million each year.

The rise in citrus revenue during fiscal 1995 was largely attributable to the increase in production discussed above. The average market price, however, declined 2 percent ($5.80 per box in fiscal 1995 vs. $5.94 per box in fiscal
1994).

The increase in direct production during fiscal 1995 was due, in part, to the addition of the last phase of the Corkscrew West Grove. However, cultivation costs increased again in fiscal 1996. These expenses are typically impacted by various circumstances, such as, the weather, insect and other parasite pressure,combined with various disease prevention and treatment programs.
The Company practices cultivation techniques that are designed to increase yield per acre and maximize the related cost to benefit ratio.

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available conservatively applied. Differences between the estimates and the final reali-zation of revenues can be significant. Revenue collected in excess of prior year and year end estimates was $1.1 million, $1.8 million and $1.7 million during fiscal 1996, 1995 and 1994, respectively.

                               ACREAGE BY VARIETY AND AGE

VARIETY      0-1  1-2  3-4  5-6  7-8  9-10 11-12  13-14  15-16  20+   Acres
             ___  ___  ___  ___  ___  ____ _____  _____  _____  ___   _____
Early:
Parson Brown
  Oranges     -    -    -   117   30   -     -     -      -      -      147
Hamlin
  Oranges     -   386  170   62   -   714    -     110    239  1,335  3,016
Red Grapefruit-    -    -    54   -    -     -      48    158    169    429
White Grapefruit-  -    -    -   318   -     -      -      -      21    339
Tangelos      -    -    -    -    -    -     -      -      -     135    135
Navel Oranges -    -    -    15   -    -     -      54     84    -      153

Mid Season:
Pineapple
  Oranges     -    -   103   -    -    -     -      18     -     467    588
Queen Oranges -    -    -    -    -    -     -      -      -      51     51
Honey
  Tangerines  -    80   -    -    45   -     -      -      94     -     219
Midsweet
  Oranges     -    54  110   -    -    -     -      -      -      -     164

Late:
Valencia
  Oranges     -   826  310  557  329  800    -      35    165  1,225  4,247
           _____  ___  ___  ___ _____ ___   ___    ___    ___  _____  _____

  Totals:     - 1,346  693  805  722 1,514   -     265    740  3,403  9,488

Sugarcane
_________

Gross profit for fiscal 1996 was $1.7 million compared to $1.8 million for fiscal 1995 and $2.1 million for fiscal 1994.

Sales revenues from sugarcane decreased 3 percent during fiscal 1996, compared to fiscal 1995 ($5.9 million vs. $6.0 million, respectively). Direct production and allocated costs also decreased 2 percent during the year ($2.9 million vs. $3.0 million, respectively).

The number of acres harvested and resulting yield for fiscal 1996 approximated fiscal 1995 levels, resulting in the relatively minor difference in operating results (5 thousand acres harvested yielded 187 thousand gross tons in fiscal 1996 vs. 5 thousand acres yielding 186 thousand gross tons during fiscal 1995).

Sugarcane revenue decreased 12 percent during fiscal 1995 compared to fiscal 1994 ($6.0 million vs. $6.8 million, respectively). Direct production and allo-cated costs decreased 6 percent during the year ($3.0 million vs. $3.2 million during fiscal 1995 and 1994, respectively).

The sugarcane revenue and cost decreases were the result of an 11 percent decrease in the number of acres harvested during the year (5,000 acres in fiscal 1995 vs. 5,626 acres in fiscal 1994).

Ranching
________

The gross profit (loss) from ranch operations for fiscal 1996, 1995 and 1994 was $(1.6 million), $506 thousand and $1.7 million, respectively.

Revenues from cattle sales increased 27 percent during fiscal 1996, compared to fiscal 1995 ($3.8 million in fiscal 1996 vs. $3.0 million in fiscal 1995). The number of animals sold during the year increased 11 percent over the prior year (7,211 sold in fiscal 1996 vs. 6,482 in fiscal 1995); however, the average revenue per pound decresed 17 percent.

Due to current market conditions, the Company has continued to retain ownership in calves, which would have been sold in prior years, improving gross profit per head. Additionally, the Company has purchased futures contracts (see note 4) to hedge against future price declines.

The large increase in revenue is attributable to the increase in the number of feeder cattle sold during fiscal 1996. By retaining ownership in calves and selling them at heavier weights, the Company was able to increase revenue per head by 22 percent. However, direct production and allocated costs have more than doubled ($5.4 million vs. $2.4 million during fiscal 1996 and 1995, respectively). A large portion of the increase reflects the additional cost of feeding the calves until they reach a saleable finished weight. Adverse weather and growing conditions for corn combined to cause a grain shortage, significantly driving the cost of cattle feed up.

The decrease in the market prices for beef is the primary cause for the loss in this division. An adjustment totaling $909 thousand was required during the year to write the beef inventory down to its estimated net realizable value (lower of cost or market).

Historically, the Company has included its sod farming activities with ranching operations. Due to excessive rain and weed intrusion, the Company had to write off certain sod fields in May 1996. The writeoff included approximately $160 thousand of remaining basis and $240 thousand of inventoried costs, for a total loss of approximately $400 thousand.

Ranch revenue declined 47 percent during fiscal 1995, compared to fiscal 1994 ($3.0 million in fiscal 1995 vs. $5.5 million in fiscal 1994). Direct produc-tion and allocated costs decreased 36 percent during the same period ($2.4 million in fiscal 1995 vs. $3.8 million in fiscal 1994).

As a result of retaining calves in the feedlot, 44 percent fewer animals were sold in fiscal 1995 than in fiscal 1994 (6,482 sold in fiscal 1995 vs. 11,525 in fiscal 1994).

The decrease in direct production and allocated costs was also caused by the decrease in the number of animals sold.

Other Operations
________________

Revenues from oil royalties and land rentals were $679 thousand for fiscal 1996 compared to $678 thousand and $708 thousand for fiscal 1995 and 1994, respectively. The decline during fiscal 1996 and 1995 from fiscal 1994 was due to a decline in grazing and recreational leases due to land sales and development around the university site.

Returns from rock products and sand were $935 thousand for fiscal 1996 compared to $955 thousand and $1.1 million for fiscal 1995 and 1994, respectively. The variations between each of the years is due to the overall economic situation in the construction and road building industries. Rock and sand supplies are sufficient, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms, for landscaping purposes, during fiscal 1996 were $197 thousand compared to $146 thousand and $134 thousand for fiscal years 1995 and 1994, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to citrus, ranching, sugarcane or forestry. These expenses totaled $2.8 million during fiscal 1996 compared to $2.5 million during fiscal 1995 and $3.6 million during fiscal 1994. The fiscal 1996 increase over fiscal 1995 is primarily attributable to increases in employee benefits ($141 thousand), workers' compen-sation expense ($38 thousand) and ad valorem taxes ($82 thousand). The decrease of fiscal 1995 from fiscal 1994, was largely due to the donation of land for the new university included in the 1994 expenses totaling $880 thousand.

During May of 1996, the Company agreed to sell 21,700 acres of land, in Hendry County, Florida, to the South Florida Water Management District for $11.5 million. The closing is expected to occur by the end of December 1996. The Company may elect to use a portion of the sales value for a like kind property exchange. If a like kind property exchange occurs, the Company will not recog-nize revenues or profit for the portion of the property exchanged. If the property is sold, the Company will recognize revenue totaling $11.5 million and a pretax gain in excess of $11 million.

Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

                          Independent Auditors' Report
                          ____________________________


The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsid-iary as of August 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements
An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiary at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP
                                             (Signature)

October 4, 1996
Orlando, Florida




                         CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    1996           1995
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $1,396,193 in 1996
      and $1,116,194 in 1995                   $  1,428,059    $  1,148,733
    Marketable equity securities available
      for sale, at estimated fair value in
      1996 and in 1995 (note 2)                   6,799,590       4,204,731
    Other marketable securities available for
      sale, at estimated fair value in 1996,
      and in 1995 (note 2)                        2,826,435       5,206,205
    Accounts receivable ($7,758,469 in 1996 and
      $5,272,823 in 1995 due from affiliate)
      (note 9)                                    9,432,838       6,989,369
    Mortgages and notes receivable, current
      portion (note 3)                              867,145         864,885
    Accrued interest receivable                     113,286         163,342
    Inventories (note 4)                         13,284,527      13,057,136
    Prepaid expenses                                124,752         101,461
                                               ____________    ____________

      Total current assets                       34,876,632      31,735,862
                                               ____________    ____________
Other assets:
    Land inventories                              7,777,942       7,322,740
    Mortgages and notes receivable, net of
      current portion (note 3)                    1,531,947       2,229,528
    Investments                                   1,016,526         925,785
    Other                                               -            42,983
                                               ____________    ____________

      Total other assets                         10,326,415      10,521,036
                                               ____________    ____________

Property, buildings and equipment (note 5)       97,029,453      91,703,367
Less accumulated depreciation                   (27,728,927)    (24,953,086)
                                               ____________    ____________

      Net property, buildings and equipment      69,300,526      66,750,281
                                               ____________    ____________

      Total assets                             $114,503,573    $109,007,179
                                               ____________    ____________
                                               ____________    ____________








                                                        August 31,
                                                   1996           1995
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  1,070,092   $    949,397
    Due to profit sharing plan (note 7)             223,152        217,968
    Accrued ad valorem taxes                      1,095,427      1,076,241
    Accrued donation (note 10)                    1,236,340      1,638,038
    Accrued expenses                                142,047        136,597
    Income taxes payable                            190,639        254,393
    Deferred income taxes (note 8)                1,157,169      1,383,820
                                               ____________   ____________

      Total current liabilities                   5,114,866      5,656,454

Note payable to a bank (note 6)                  20,630,000     16,055,000
Deferred income taxes (note 8)                   11,291,936     11,674,524
Deferred retirement benefits (note 7)                84,117        214,945
                                               ____________   ____________

      Total liabilities                          37,120,919     33,600,923

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,027,827 in 1996 and 1995                  7,027,827      7,027,827
    Unrealized gains on marketable securities
      (note 2)                                      261,686        264,739
    Retained earnings                            70,093,141     68,113,690
                                               ____________   ____________

      Total stockholders' equity                 77,382,654     75,406,256
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $114,503,573   $109,007,179
                                               ____________   ____________
                                               ____________   ____________



See accompanying notes to consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          1996         1995         1994
                                      ___________  ___________  ___________
Revenue:
  Citrus (note 9)                     $22,966,004  $19,673,501  $18,796,161
  Sugarcane                             5,850,764    6,025,745    6,838,759
  Ranch                                 3,795,612    2,952,214    5,517,537
  Forest products                         196,906      146,196      134,036
  Rock products and sand                  934,992      955,461    1,122,893
  Oil lease and land rentals              679,039      677,712      707,616
  Profit on sales of real estate          550,578    8,026,209    4,267,504
  Interest and investment income        1,033,124      998,185    1,046,198
  Other income                             81,817      115,760       71,449
                                      ___________  ___________  ___________

      Total revenue                    36,088,836   39,570,983   38,502,153
                                      ___________  ___________  ___________
Costs and expenses (including charges
  from affiliate (note 9):
  Citrus production, harvesting and
    marketing                          15,381,924   14,261,502   13,371,456
  Sugarcane production, harvesting
    and hauling                         4,147,284    4,265,976    4,721,731
  Ranch                                 5,429,239    2,446,117    3,848,877
  Real estate                             494,281      441,535      542,188
  Interest (note 6)                       990,082    1,175,599      674,803
  Other, general and administrative
    expenses                            2,826,422    2,514,573    3,639,768
                                      ___________  ___________  ___________

      Total costs and expenses         29,269,232   25,105,302   26,798,823
                                      ___________  ___________  ___________

      Income before income taxes        6,819,604   14,465,681   11,703,330

Provision for income taxes (note 8)     2,380,414    5,524,311    3,975,486
                                      ___________  ___________  ___________

      Net Income                      $ 4,439,190  $ 8,941,370  $ 7,727,844
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted average number of shares
  outstanding                           7,027,827    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Per share amounts:
  Net income                          $       .63  $      1.27  $      1.10
  Dividends                           $       .35  $       .25  $       .15

See accompanying notes to consolidated financial statements.

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                      Unrealized
                                   Common Stock                        Gains On
                         Preferred  Shares                 Retained     Securi-
                           Stock    Issued      Amount     Earnings      ities
                           _____  _________  __________  ___________    _______
Balance, August 31, 1993      -   7,027,827  $7,027,827  $54,255,607       -
_______________________

  Net income for the year
    ended August 31, 1994     -         -           -      7,727,844       -

  Dividends paid              -         -           -     (1,054,174)      -
                           _____  _________  __________  ___________  ________

Balance, August 31, 1994      -   7,027,827  $7,027,827  $60,929,277       -
________________________

  Net income for the year
    ended August 31, 1995     -         -           -      8,941,370       -
  Unrealized gains on
    securities                -         -           -            -     264,739
  Dividends paid              -         -           -     (1,756,957)      -
                          ______  _________  __________  ___________  ________

Balance, August 31, 1995      -   7,027,827  $7,027,827  $68,113,690  $264,739
________________________

  Net income for the year
    ended August 31, 1996     -         -           -      4,439,190       -
  Unrealized loss on
    securities                -         -           -            -      (3,053)
  Dividends paid              -         -           -     (2,459,739)      -
                          ______  _________  __________  ___________  ________

Balance, August 31, 1996      -   7,027,827  $7,027,827  $70,093,141  $261,686
________________________  ______  _________  __________  ___________  ________
                          ______  _________  __________  ___________  ________

See accompanying notes to consolidated financial statements.









                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended August 31,
                                                             1996           1995           1994
                                                         ___________    ___________    ___________

Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net Income                                             $ 4,439,190    $ 8,941,370    $ 7,727,844
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                        4,136,333      4,177,199      3,883,351
      Gain on breeding herd sales                           (255,277)      (185,422)      (181,232)
      Deferred income tax expense and payments              (607,302)     2,906,324      1,474,842
      Deferred retirement benefits                          (130,828)      (213,796)        35,898
      Net (gain) loss on sale of marketable securities      (128,473)       (14,511)        84,311
      Donations                                             (401,698)      (465,013)       879,540
     (Gain) loss on sale of property and equipment           305,485        157,334         (3,697)
      Gain on real estate sales                             (379,734)    (8,011,703)    (4,075,316)
      Increase in land inventories                          (455,202)      (565,191)      (987,591)
      Other                                                   74,426        (70,388)       (72,065)
      Cash provided by (used for) changes in:
        Accounts receivable                               (2,443,469)       (53,005)    (1,450,066)
        Inventories                                         (227,391)    (2,375,786)    (1,021,537)
        Prepaid expenses                                     (23,291)        87,659         19,053
        Other assets                                          42,983         (2,513)           -
        Accounts payable and accrued expenses                126,145       (455,575)       668,127
        Income taxes payable                                 (63,754)       198,090       (329,921)
                                                         ___________    ___________    ___________

          Net cash provided by operating activities        4,008,143      4,055,073      6,651,541
                                                         ___________    ___________    ___________

























                                                                   Years Ended August 31,
                                                             1996           1995           1994
                                                         ____________   ____________    ___________

Cash flows from investing activities:
  Purchases of property and equipment                    (7,141,814)     (8,340,284)    (7,624,472)
  Proceeds from disposals of property and equipment         364,398         233,813        430,075
  Proceeds from sale of real estate                         420,364       8,322,300      1,417,847
  Purchases of other assets                                (215,575)       (115,108)           -
  Proceeds from the sale of other assets                    124,834             -              -
  Purchases of marketable securities                     (3,848,245)     (1,900,519)    (2,098,657)
  Proceeds from sales of marketable securities            3,756,639       1,622,586      1,579,321
  Collection of mortgages and notes receivable              695,321         719,631        149,380
                                                        ___________      __________     __________
          Net cash provided by (used for)
            investing activities                         (5,844,078)        542,419     (6,146,506)
                                                        ___________      __________     __________
Cash flows from financing activities:
  Proceeds of bank loans                                 17,316,000      17,666,002     12,184,574
  Repayment of loans                                    (12,741,000)    (20,325,000)   (11,190,025)
  Dividends paid                                         (2,459,739)     (1,756,957)    (1,054,174)
                                                        ___________     ___________     __________

          Net cash provided by (used for)
            financing activities                          2,115,261      (4,415,955)       (59,625)
                                                        ___________     ___________     __________

          Net increase in cash
            and cash investments                            279,326         181,537        445,410

Cash and Cash investments:
  At beginning of year                                    1,148,733         967,196        521,786
                                                        ___________     ___________    ___________

  At end of year                                        $ 1,428,059     $ 1,148,733    $   967,196
                                                        ___________     ___________    ___________
                                                        ___________     ___________    ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest, net of amount capitalized     $   886,239     $ 1,079,939    $   582,245
                                                        ___________     ___________    ___________
                                                        ___________     ___________    ___________

  Cash paid for income taxes                            $ 3,186,861     $ 2,419,600    $ 2,830,861
                                                        ___________     ___________    ___________
                                                        ___________     ___________    ___________





See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 1996, 1995 and 1994


(1)  Summary of Significant Accounting Policies
     __________________________________________

     (a)  Basis of Consolidated Financial Statement Presentation
          ______________________________________________________

          The accompanying financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. (Saddlebag), after elimination of all significant intercompany balances and transactions.

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluxuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,087,921, $1,770,146, and $1,697,547 during fiscal years 1996,
          1995 and 1994, respectively.

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

          At August 31, 1995 and 1996, marketable securities available for sale are carried at the aggregate estimated fair value of the portfolio. Aggregate net unrealized investment gains or losses are recorded net of related deferred taxes in a separate component of stockholders' equity until realized.

          Fair value for debt and equity investments is based on quoted market prices at the reporting date for those or similar investments.

          At August 31, 1994, marketable securities available for sale were carried at the lower of the aggregate cost or market value of the portfolio. Aggregate net unrealized investment losses were included in the results of operations.

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

     (g)  Income Taxes
          ____________

          The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in in-come in the period that includes the enactment date.

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

     (j)  Reclassifications
          _________________

          Certain amounts from 1995 and 1994 have been reclassified to conform to the 1996 presentation.

     (k)  Use of Estimates
          ________________

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate.

     (l)  Financial Instruments and Accruals
          __________________________________

          The carrying amounts in the consolidated balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items. The carrying amounts reported for the Company's long-term debt approx-imate fair value, because the instrument is a variable rate note which reprices frequently.

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

     Under SFAS 115, the Company has classified 100% of its investments in marketable securities as available-for-sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholders' equity until realized.

     The amortized cost and estimated fair values of marketable securities available for sale at August 31, 1996 and 1995 (in thousands) were as follows:

                                 1996                                         1995
              __________________________________________  __________________________________________
                                 Gross         Estimated                     Gross         Estimated
              Amortized        Unrealized        Market   Amortized        Unrealized        Market
                 Cost       Gains    Losses      Value       Cost       Gains    Losses      Value
              __________  ________  ________  __________  __________  ________  ________  __________
Equity
  securities    $6,486      $421      $107      $6,800      $3,917      $352      $ 64      $4,205

Debt
  securities     2,721       119        14       2,826       5,069       208        71       5,206
                ______      ____      ____      ______      ______      ____      ____      ______
Marketable
  securities
  available
  for sale      $9,207      $540      $121      $9,626      $8,986      $560      $135      $9,411
                ______      ____      ____      ______      ______      ____      ____      ______
                ______      ____      ____      ______      ______      ____      ____      ______





At August 31, 1996, debt instruments are collectible as follows:  $152,000 within one year, $321,020 between one and five years, $560,249 between five and ten years, and $841,254 thereafter.


(3)  Notes Receivable
     ________________

     Notes receivable include mortgage and other notes receivable. Mortgage notes receivable arose principally from real estate sales. The balances (in thousands) at August 31, 1996 and 1995 are as follows:

                                                        1996      1995
                                                       ______    ______

     Mortgage notes receivable on
       retail land sales, net                          $  448    $  470
     Mortgage notes receivable on bulk land sales       1,735     2,453
     Other notes receivable                               216       171
                                                       ______    ______

              Total mortgage notes receivable           2,399     3,094
     Less current portion                                 867       865
                                                       ______    ______

              Non-current portion                      $1,532    $2,229
                                                       ______    ______
                                                       ______    ______

     At August 31, 1996, substantially all contracts and mortgages on retail land sales were collectible over periods ranging from 1 to 10 years with expected maturities as follows: $53 thousand in 1997, $53 thousand in 1998, $50 thousand in 1999, $36 thousand in 2000, $25 thousand in 2001, and $231 thousand thereafter.

     At August 31, 1996, notes receivable, other than those from retail land sales, were collectible over periods ranging from 1 to 5 years with expected maturities as follows: $814 thousand in 1997, $1,050 thousand in 1998, $11 thousand in 1999, $11 thousand in 2000, and $65 thousand in 2001, and none thereafter.

(4)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 1996 and 1995 is shown below:

                                                 1996         1995
                                               _______      _______


          Unharvested fruit crop on trees      $ 7,064      $ 6,027
          Unharvested sugarcane                  2,231        2,138
          Beef cattle                            3,937        4,429
          Sod                                       53          463
                                               _______      _______

               Total inventories               $13,285      $13,057
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

(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 1996 and 1995 is shown below:

                                                             Estimated Use-
                                               1996     1995    ful Lives
                                             _______  _______  ___________
          Breeding herd                      $13,184  $12,094   5-7 years
          Buildings                            3,038    3,035   5-40 years
          Citrus trees                        20,109   17,846  22-40 years
          Sugarcane                            2,651    2,142   4-15 years
          Equipment and other facilities      24,624   24,256   3-40 years
                                             _______  _______

             Total depreciable properties     63,606   59,373
          Less accumulated depreciation       27,729   24,953
                                             _______  _______

             Net depreciable properties       35,877   34,420
          Land and land improvements          33,424   32,330
                                             _______  _______
             Net property, buildings
               and equipment                 $69,301  $66,750
                                             _______  _______
                                             _______  _______

     Except for special situations, the Company's citrus trees, fruit crop, unharvested sugarcane and cattle are uninsured.

(6)  Indebtedness
     ____________

     The Company has an unsecured financing agreement with commercial banks that permit the Company to borrow up to $3,000,000 which is due on demand and up to $27,000,000 which is due in January 1998. Under these agreements, there was no current debt as of August 31, 1996 and 1995. The total amount of long-term debt under this agreement at August 31, 1996 and 1995 was $20,630,000 and $16,055,000, respectively.

     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 1996, 1995 and 1994 was as follows:

                                             1996      1995      1994
                                            ______    ______    ______

          Interest expense                  $  990    $1,176    $  675
          Interest capitalized                 703       576       359
                                            ______    ______    ______

               Total interest cost          $1,693    $1,752    $1,034
                                            ______    ______    ______
                                            ______    ______    ______

(7)  Employee Benefit Plans
     ______________________

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $223,152, $217,968 and $248,594 for the years ended August 31, 1996, 1995 and 1994, respectively.

Certain officers and employees also have employment contracts for additional retirement benefits, the cost of which is accruable on a present value basis over the remaining term of the employment agreements. The lives of such officers and employees have been insured as a means of funding such additional benefits. The accrued pension liability for these additional retirement benefits at August 31, 1996 and 1995 was $56,088 and $109,973, respectively.

Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 1996 and 1995 was $28,029 and $108,862, respectively.

Pension expenses for the additional retirement benefits were approximately $191,000, $167,000 and $196,000 for the years ended August 31, 1996, 1995 and 1994, respectively.

(8)  Income Taxes
     ____________

     The provision for income taxes (in thousands) for the years ended August 31, 1996, 1995 and 1994 is summarized as follows:

                                       1996      1995      1994
                                      ______    ______    ______
          Current:
              Federal income tax      $1,974    $1,980    $2,172
              State income tax           353       322       327
                                      ______    ______    ______

                                       2,327     2,302     2,499
                                      ______    ______    ______
          Deferred:
              Federal income tax          48     2,911     1,234
              State income tax             5       311       242
                                      ______    ______    ______

                                          53     3,222     1,476
                                      ______    ______    ______
                 Total provision for
                   income taxes       $2,380    $5,524    $3,975
                                      ______    ______    ______
                                      ______    ______    ______

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34 percent and the actual income tax provision (in thousands) for the years ended August 31, 1996, 1995 and 1994:

                                       1996      1995      1994
                                      ______    ______    ______

          Expected income tax         $2,319    $4,918    $3,979
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       248       525       425
              Nontaxable interest
                and dividends           (174)     (180)     (181)
              Other reconciling
                items, net               (13)      261      (248)
                                      ______    ______    ______
              Total provision for
                income taxes          $2,380    $5,524    $3,975
                                      ______    ______    ______
                                      ______    ______    ______

(8), Continued

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

At August 31, 1996 the Company had an unused charitable contribution carryover totaling $10,235,000. Management estimates that $1,500,000 will be used to reduce taxable income over the next four years. As a result, the estimated unusable portion of the carryover has been set up as the valuation amount in the deferred tax asset schedule below. The contri-bution carryover expires in 1999.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                    1996       1995
                                  _______    _______
  Deferred Tax Assets:
    Contribution carryover        $(3,851)   $(4,081)
    Less valuation allowance        3,287      3,291
                                  _______    _______

    Net contribution carryover       (564)      (790)
    Beef cattle inventory            (136)       -
    Pension                          (116)      (163)
    Other                             (32)       (31)
                                  _______    _______

      Total gross deferred
        tax assets                   (848)      (984)
                                  _______    _______















(8), Continued
                                    1996       1995
                                  _______    _______
  Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane           999         546
    Unharvested crop inventories      22         362
    Deferred revenues              3,134       3,194
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       8,208       8,302
    Mortgage notes receivable        643         910
    Other                            291         728
                                 _______     _______

      Total gross deferred
        tax liabilities           13,297      14,042
                                 _______     _______

      Net deferred income
        tax liabilities          $12,449     $13,058
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

Partial settlements were made with the Internal Revenue Service during April of 1995 and June of 1996 for the year ended August 31, 1990. The items conceded related to the timing of recognition of certain items previously expensed. The effect of the $385,043 payment made in April 1995 was to increase interest ex-pense by $124,784 and reduce the current deferred tax liability by $260,259.
The $1,000,000 payment made in June 1996 reduced the current deferred tax lia-bility by $737,000. Interest totaling $263,000 was recognized for the year ending August 31, 1996.

(9)  Related Party Transactions
     __________________________

     Citrus
     ______

Citrus revenues of $20,386,090, $17,398,420 and $16,555,206 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 1996, 1995 and 1994, respectively. Griffin is the owner of 49.71 percent of the Company's common stock. Accounts receivable from citrus sales, included in the accompanying balance sheets, include amounts due from Griffin totaling $7,758,469 and $5,272,823 at August 31, 1996 and 1995, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $6,099,481, $5,732,506, and $5,437,019 for the years ended August 31, 1996, 1995 and 1994, respectively. In addition, Griffin provided the harvesting services for citrus sold to an unrelated processor. The aggregate cost of these services was $767,144, $764,082 and $738,737 for the years ended August 31, 1996, 1995 and 1994, respectively. The accompanying balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $484,789 and $312,045 at August 31, 1996 and 1995, respectively.

Other Transactions
__________________

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $5,535,086, $4,190,784 and $3,282,467 during the years ended August 31, 1996, 1995 and 1994, respectively.

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

(11)  Business Segment Information
      ____________________________

The Company is primarily engaged in agricultural operations, which are subject to risk including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations (in thousands) for the years ended August 31, 1996, 1995 and 1994 is summarized as follows:

                                       1996        1995        1994
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 22,966    $ 19,674    $ 18,796
         Sugarcane                      5,851       6,026       6,839
         Ranch                          3,796       2,952       5,518
                                     ________    ________    ________

           Total agriculture           32,613      28,652      31,153
         Real estate                      551       8,026       4,268
         General corporate revenue      2,925       2,893       3,081
                                     ________    ________    ________

           Consolidated total        $ 36,089    $ 39,571    $ 38,502
                                     ________    ________    ________
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  7,584    $  5,412    $  5,425
         Sugarcane                      1,704       1,760       2,117
         Ranch                         (1,633)        506       1,669
                                     ________    ________    ________

           Total agriculture            7,655       7,678       9,211
       Real estate                         56       7,585       3,725
       General corporate revenue        2,925       2,893       3,082
                                     ________    ________    ________

           Total operating income      10,636      18,156      16,018
       Interest expense                  (990)     (1,176)       (675)
       General corporate expenses      (2,826)     (2,514)     (3,640)
                                     ________    ________    ________
           Income before income taxes
             and cumulative effect   $  6,820    $ 14,466    $ 11,703
                                     ________    ________    ________
                                     ________    ________    ________

                                       1996        1995        1994
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  2,734    $  4,301    $  3,977
         Sugarcane                        967         743         540
         Ranch                          2,786       2,189       2,064
         Sod                               54          78          14
         Farm lands                       365         155         294
         Heavy equipment                   89         574         569
                                     ________    ________    ________

           Total agriculture            6,995       8,040       7,458
       General corporate                  147         300         166
                                     ________    ________    ________

           Consolidated total        $  7,142    $  8,340    $  7,624
                                     ________    ________    ________
                                     ________    ________    ________





                                       1996        1995        1994
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  1,706    $  1,731    $  1,524
         Sugarcane                        925         937         992
         Ranch                          1,040       1,035         862
         Sod                               49          81          83
         Farm lands                        11           5           2
         Heavy equipment                  311         295         255
                                     ________    ________    ________

           Total agriculture            4,042       4,084       3,718
       General corporate                   94          93         165
                                     ________    ________    ________

           Consolidated total        $  4,136    $  4,177    $  3,883
                                     ________    ________    ________
                                     ________    ________    ________

     Identifiable assets:
       Agriculture:
         Citrus                      $ 47,874    $ 43,449    $ 40,602
         Sugarcane                     22,846      22,154      22,557
         Ranch                         13,710      12,619       9,354
         Sod                              247       1,474       1,380
         Farm lands                     1,240         887         736
         Heavy equipment                1,461       1,699       1,503
                                     ________    ________    ________

           Total agriculture           87,378      82,282      76,132
       Real estate                     10,177      10,417       9,719
       General corporate               16,949      16,308      16,334
                                     ________    ________    ________

           Consolidated total        $114,504    $109,007    $102,185
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

                                SELECTED QUARTERLY FINANCIAL DATA
                                            (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended
August 31, 1996 and August 31, 1995, is as follows:
                                                        Quarters Ended

                           November 30,    Feb. 29, Feb. 28,       May 31,           August 31,
                          1995     1994      1996     1995      1996     1995      1996     1995
                        _______  _______   _______  _______   _______  _______   _______  _______
Revenue:
  Citrus                $ 4,170  $ 3,447  $ 7,133   $ 6,803   $8,721   $ 6,104   $ 2,942  $ 3,320
  Sugarcane               1,386    1,162    4,022     3,861      355       848        88      155
  Ranch                   1,535      611      196       329    1,533     1,210       532      802
  Property sales             17       20       80        17       91        61       363    7,928
  Interest                  352      246      260       274      234       238       187      240
  Other revenues            364      390      429       372      506       604       593      529
                        _______  _______  ________  _______  _______   _______   _______  _______

    Total revenue         7,824    5,876   12,120    11,656   11,440     9,065     4,705   12,974
                        _______  _______   _______  _______   _______  _______   _______  _______

Costs and expenses:
  Citrus                  3,375    3,141    5,631     5,153    5,090     4,633     1,286    1,335
  Sugarcane               1,051      792    3,147     2,960      -         486       (51)      28
  Ranch                   1,529      447      144       192    3,198       975       558      832
  Interest                  136      219      173       318      487       407       194      232
  Other                     748      638      866       650      585       642     1,122    1,025
                        _______  _______  _______   _______  _______   _______   _______  _______
    Total costs and
      expenses            6,839    5,237    9,961     9,273    9,360     7,143     3,109    3,452
                        _______  _______  _______   _______  _______   _______   _______  _______

Income before
  income taxes              985      639    2,159     2,383    2,080     1,922     1,596    9,522

Provision for
  income taxes              338      218      759       843      857       695       427    3,768
                        _______  _______  _______   _______  _______   _______   _______  _______

Net income              $   647  $   421  $ 1,400   $ 1,540  $ 1,223   $ 1,227   $ 1,169  $ 5,754
                        _______  _______   _______  _______   _______  _______   _______  _______
                        _______  _______   _______  _______   _______  _______   _______  _______

Net income
  per share             $   .09  $   .06  $   .20   $   .22  $   .17   $   .17   $   .17      .82
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

     The information called for regarding directors is incorporated by reference to Proxy Statement dated November 4, 1996.

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

Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 11, 12 and 13 is incorporated by reference to Proxy Statement dated November 4, 1996.

                                    PART IV
                                    _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
_____________________________________________________________________
                  on Form 8-K.
                  ____________

(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets  -  August 31, 1996 and 1995

       Consolidated Statements of Operations - For the Years Ended August 31, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 1996, 1995 and 1994

(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 1996 and 1995  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - For Year Ended August 31, 1996

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 1996, 1995 and 1994

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 1996, 1995 and 1994

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 1996, 1995 and 1994

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

(b)3.  Reports on Form 8-K:
       ___________________

       Form 8-K dated December 18, 1995 regarding re-election of
       Directors and election of Officers.



* Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.








                                          ALICO, INC.

                                          SCHEDULE I

                        Marketable Securities and Other Investments

                                        August 31, 1996


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
and Title of       Amounts of Bonds                         Issue at Balance Sheet   Carried in the
Each Issue         and Notes           Cost of Each Issue   Date                     Balance Sheet
______________     ________________    __________________   ______________________   _______________

Municipal Bonds       $1,722,523           $1,710,238             $1,817,093            $1,817,093

Mutual Funds           2,731,987            2,731,987              2,903,204             2,903,204

Preferred Stocks          91,100            2,472,839              2,506,633             2,506,633

Common Stocks             40,232            2,139,853              2,246,345             2,246,345

Other Investments                             151,375                152,750               152,750
                                           __________             __________            __________

     Total:                                $9,206,292             $9,626,025            $9,626,025
                                           __________             __________            __________
                                           __________             __________            __________



                                               ALICO, INC.

                                               SCHEDULE V

                                     PROPERTY, PLANT AND EQUIPMENT


COLUMN A                          COLUMN B    COLUMN C     COLUMN D         COLUMN E      COLUMN F
________                          _________   _________   ___________   ______________  ____________

                                   Balance                              Other Changes    Balance at
                                  Beginning   Additions   Retirements   Debit and/or      Close of
Description                       of Period    at Cost      or Sales   Credit-Describe     Period
___________                       _________   _________   __________   _______________  ___________

For the Year Ended August 31, 1996
__________________________________
Land                             $14,409,797  $  133,396  $   38,277   $               $14,504,916
Roads                                489,213     256,312                                   745,525
Agricultural Land Preparation          9,906                                                 9,906
Forest Improvements                  100,026                                               100,026
Pasture Improvements               2,363,419     434,194                      3,708 *    2,801,321
Buildings                          3,034,835      82,938      80,198                     3,037,575
Feeding and Watering Facilities
  for Cattle Herd                     36,486                     419                        36,067
Water Control Facilities             871,337                                               871,337
Fences                               228,811      47,066       5,744                       270,133
Cattle Pens                          155,219                  20,264                       134,955
Citrus Groves, Including
  Irrigation Systems              36,176,961   2,573,697     116,004                    38,634,654
Equipment                          6,815,062     328,372     143,471                     6,999,963
Breeding Herd                     12,094,179   2,165,878   1,075,766                    13,184,291
Sugarcane-Land Prep.,Etc.         12,907,640     715,188                   681,658 *    14,304,486
Sod-Land Preparation,Etc.          1,118,258      44,615     335,585      (685,366)*       141,922
Farm Land Preparation                892,218     360,158                                 1,252,376
                                 ___________  __________  __________   ___________     ___________

                                 $91,703,367  $7,141,814  $1,815,728   $         0     $97,029,453
                                 ___________  __________  __________   ___________     ___________
                                 ___________  __________  __________   ___________     ___________

* Reclassification

(/TABLE>









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

COLUMN A                    COLUMN B     COLUMN C       COLUMN D       COLUMN E       COLUMN F
________                   __________   __________    _____________   ___________   ____________

                                         Additions
                             Balance     Charged to                  Other Changes   Balance at
                            Beginning  Profit & Loss                  Add (Deduct)    Close of
Description                 of period    of Income     Retirements      Describe       Period
___________                 _________  _____________  _____________  _____________  ___________

For the Year Ended August 31, 1996
__________________________________

Buildings                 $ 1,092,981   $  139,665      $   80,198     $            $ 1,152,448
Feeding and Watering Facilities
  for Cattle Herd              21,741        2,722             419                       24,044
Water Control Facilities      866,000                                                   866,000
Fences                         96,330       21,430           5,744                      112,016
Cattle Pens                    49,676       13,951          20,265                       43,362
Citrus Groves, Including
  Irrigation Systems        9,002,178    1,303,376         116,003                   10,189,551
Equipment                   3,329,601      904,448         127,171                    4,106,878
Breeding Herd               7,559,946      867,887         909,077                    7,518,756
Roads                               0       10,731                                       10,731
Sugarcane-Land Prep.,Etc.   2,752,281      827,397                       104,056 *    3,683,734
Sod-Land Preparation,Etc.     174,201       33,524         101,615      (104,056)*        2,054
Farm Land Preparation           8,151       11,202                                       19,353
                          ___________   __________      __________     _________    ___________

                          $24,953,086   $4,136,333      $1,360,492     $       0    $27,728,927
                          ___________   __________      __________     _________    ___________
                          ___________   __________      __________     _________    ___________



* Reclassification


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
                                ___________    __________       __________   _________   ___________
                                ___________    __________       __________   _________   ___________





                                             ALICO, INC.

                                            SCHEDULE  IX
                                            ____________

                            SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            __________________________________________


____________________________________________________________________________________________________

         COLUMN A                                                    COLUMN B
____________________________________________________________________________________________________


                                                     Charged to Costs and Expenses
                                                     _____________________________

                                                         Years Ended August 31,
                                                         ______________________

           Item                              1996                  1995                   1994
           ____                              ____                  ____                   ____

1.  Maintenance and repairs              $  858,253            $  948,602             $  916,433


2.  Taxes, other than payroll
    and income taxes                      1,476,159             1,539,544             1,794,973




                                                           EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 1996:


          Number of shares outstanding at August 31, 1995        7,027,827
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 1996        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/95  -  8/31/96                    7,027,827
                                                                 _________
                                                                 _________

                                                               EXHIBIT 12




                                   ALICO, INC.



Computation of Ratios:



                1995    Current Assets           $31,735,862
                        Current Liabilities       5,656,454

                        31,735,862 divided by 5,656,454  =  5.61:1




                1996    Current Assets           $34,876,632
                        Current Liabilities        5,114,866

                        34,876,632 divided by 5,114,866  =  6.82:1

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 1, 1996                              Ben Hill Griffin, III
Date                                          President, Chief Executive
                                              Officer and Director
                                              (Signature)


November 1, 1996                              W. Bernard Lester
Date                                          Executive Vice President,
                                              Chief Operating Officer and
                                              Director
                                              (Signature)


November 1, 1996                              L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


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

November 1, 1996
Date