Form 10-Q
period 1996-11-30
ALICO INC
filed 1997-01-13
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 1996.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at January 13, 1997.


                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)
                                                         (Unaudited)
                                                Three Months Ended November 30,
                                                     1996             1995
                                                _______________________________

Revenue:
     Citrus                                      $ 2,093,471      $ 4,170,160
     Sugarcane                                     1,077,707        1,386,324
     Ranch                                           838,407        1,534,571
     Rock products and sand                          345,945          234,392
     Oil lease and land rentals                      140,338           71,148
     Forest products                                  26,928           39,450
     Profit on sales of real estate                   23,719           16,908
     Interest and investment income                  243,596          351,632
     Other                                            21,640           19,944
                                                 ___________      ___________

          Total revenue                            4,811,751        7,824,529
                                                 ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   1,789,031        3,374,648
     Sugarcane production and harvesting             828,138        1,051,472
     Ranch                                           565,571        1,528,916
     Real estate expenses                            113,372           97,204
     Interest                                        248,943          136,311
     Other, general and administrative               702,535          650,587
                                                ____________      ___________

        Total costs and expenses                   4,247,590        6,839,138
                                                ____________      ___________

Income before income taxes                           564,161          985,391
Provision for income taxes                           182,129          338,065
                                                ____________      ___________

Net income                                           382,032          647,326

Retained earnings beginning of period             70,093,141       68,113,690
Dividends paid                                    (1,054,174)      (2,459,739)
                                                 ___________      ___________

Retained earnings end of period                   69,420,999       66,301,277
                                                 ___________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827
                                                 ___________      ___________
                                                 ___________      ___________
Per share amounts:
     Net income                                  $       .05      $       .09
     Dividends                                   $       .15      $       .35

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                (Unaudited)         (Audited)
                                           November 30, 1996   August 31, 1996
          ASSETS
Current assets:
     Cash and cash investments                 $  1,102,531       $  1,428,059
     Marketable Securities                       10,347,222          9,626,025
     Accounts and mortgage notes receivable       8,997,248         10,299,983
     Inventories                                 15,694,511         13,284,527
     Prepaid expenses                               469,340            124,752
     Interest receivable                            110,147            113,286
                                               ____________       ____________

          Total current assets                   36,720,999         34,876,632

Mortgage notes receivable, non-current            1,496,685          1,531,947
Land held for development and sale                7,889,001          7,777,942
Investments                                       1,063,184          1,016,526
Other                                                44,581                -
Property, buildings and equipment                98,134,865         97,029,453
Less:  Accumulated depreciation                 (28,292,946)       (27,728,927)
                                               ____________       ____________

          Total assets                         $117,056,369       $114,503,573
                                               ____________       ____________
                                               ____________       ____________




















                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            (Unaudited)             (Audited)
                                         November 30, 1996       August 31, 1996
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                       $  1,210,333          $  1,070,092
     Due to profit sharing plan                      -                 223,152
     Accrued ad valorem taxes                        -               1,095,427
     Accrued donation (See Note 6)             1,235,461             1,236,340
     Accrued expenses                            159,684               142,047
     Income taxes payable                        273,767               190,639
     Deferred income taxes                       212,080             1,157,169
     Note payable to bank - current portion    2,550,000                   -
                                            ____________          ____________

          Total current liabilities            5,641,325             5,114,866

Note payable to bank                          22,000,000            20,630,000

Deferred income taxes                         12,363,003            11,291,936

Deferred retirement benefits                      68,918                84,117
                                            ____________          ____________

          Total liabilities                   40,073,246            37,120,919
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Unrealized gains on marketable securities        534,297               261,686

Retained earnings                             69,420,999            70,093,141
                                            ____________          ____________

     Total stockholders' equity               76,983,123            77,382,654
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $117,056,369          $114,503,573
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                ALICO, INC. AND SUBSIDIARY                         FORM 10-Q
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                         (Unaudited)
                                                 Three Months Ended November 30,
                                                      1996             1995
                                                 _______________________________
Cash flows from operating activities:
     Net income                                    $  382,032       $  647,326
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                              1,068,727        1,042,544
          Accrued donation                               (879)         (98,397)
          Net decrease in current assets and
            liabilities                            (2,338,635)        (563,878)
          Deferred income taxes                       (38,498)         (88,159)
          Other                                      (383,944)        (497,759)
                                                   __________       __________
            Net cash provided from (used for)
              operating activities                 (1,311,197)         441,677
                                                   __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (1,896,769)      (1,698,177)
     Proceeds from sales of property and equipment    230,069           40,431
     Purchases of marketable securities            (1,371,101)        (694,369)
     Proceeds from sales of marketable securites    1,097,382        1,270,199
                                                   __________       __________
            Net cash used for
              investing activities                 (1,940,419)      (1,081,916)
                                                   __________       __________
Cash flows from (used for) financing activities:

     Notes receivable collections                      60,262           13,626
     Repayment of bank loan                        (1,950,000)      (3,270,000)
     Proceeds from bank loan                        5,870,000        6,805,000
     Dividends paid                                (1,054,174)      (2,459,739)
                                                   __________       __________

            Net cash provided from
              financing activities                  2,926,088        1,088,887
                                                   __________       __________
            Net increase (decrease) in
              cash and cash investments            $ (325,528)      $  448,648
                                                   __________       __________
                                                   __________       __________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                          $  225,056       $  118,075
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $  137,500       $  285,000
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1996.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 1996 and August 31, 1996 and the consolidated results of operations and cash flows for the three months ended November 30, 1996 and 1995.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $370,130 in 1996 and $482,211 in 1995. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             1996                1996
                                         ____________         __________

    Unharvested fruit crop on trees        $ 7,837             $ 7,064
    Unharvested sugarcane                    2,317               2,231
    Beef cattle                              5,479               3,937
    Sod                                         62                  53
                                           _______             _______

         Total inventories                 $15,695             $13,285
                                           _______             _______
                                           _______             _______







4.  Income taxes:

The provision for income taxes for the quarters ended November 30, 1996 and 1995 is summarized as follows:

                                          Three Months Ended November 30,
                                              1996                 1995
                                          _______________________________


     Current:
          Federal income tax              $  186,901           $  348,863
          State income tax                    33,727               58,322
                                          __________           __________

                                             220,628              407,185
                                          __________           __________

     Deferred:
          Federal income tax                 (34,785)             (62,452)
          State income tax                    (3,714)              (6,668)
                                          __________           __________

                                             (38,499)             (69,120)
                                          __________           __________
             Total provision for
               income taxes               $  182,129           $  338,065
                                          __________           __________
                                          __________           __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended November 30, 1996 and 1995:

                                          Three Months Ended November 30,
                                             1996                 1995
                                          _______________________________

          Expected income tax             $  191,815           $  335,033
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit                20,479               35,770
          Nontaxable interest and
            dividends                        (22,939)             (42,100)
          Other reconciling items,
            net                               (7,226)               9,362
                                          __________           __________
              Total provision for
                income taxes              $  182,129           $  338,065
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

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $30 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in 1998 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agree-ment at November 30, 1996 and August 31, 1996 was $22,000,000 and $20,630,000,
respectively.

Interest cost expensed and capitalized during the three months ended November 30, 1996 and November 30, 1995 was as follows:

                                      1996                1995
                                    ________            ________

          Interest expensed         $248,943            $136,311
          Interest capitalized       139,699             175,990
                                    ________            ________

              Total interest cost   $388,642            $312,301
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








ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $31,079,674 at November 30, 1996, up from $29,761,766 at August 31, 1996. As of November 30, 1996, the Company had cash and cash investments of $1,102,531 compared to $1,428,059 at August 31, 1996.
Marketable securities increased from $9,626,025 to $10,347,222 during the same period. The ratio of current assets to current liabilities decreased from 6.82 to 1 at August 31, 1996 to 6.51 to 1 at November 30, 1996. Total assets in-creased by $2,552,796 from $114,503,573 at August 31, 1996 to $117,056,369 at
November 30, 1996.

The working capital increase ($1,317,908) is primarily the result of an increase in inventories ($13,284,527 vs. $15,694,511 at August 31, 1996 and November 30,
1996, respectively). Additional costs incurred to produce citrus crops, and placement of cattle into western feedlots have caused both citrus and beef in-ventories to increase.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financail Statements), the Company has an unused availability of funds of approximately $5.4 million at November 30, 1996.

RESULTS OF OPERATIONS:

Net income for fiscal 1997 decreased by $265,294 when compared to the first quarter of fiscal 1996. Income before income taxes decreased $421,230 during the first quarter of fiscal 1997, when compared to the same period a year ago.
The decrease was primarily due to a decline in earnings from agricultural activities ($826,845 vs. $1,136,019 during the first three months of fiscal
1997 and 1996, respectively).

Citrus earnings decreased during the first quarter of fiscal 1997, when compared to the same period last year ($304,440 vs. $795,512). While the number of boxes harvested to date are below the first quarter of fiscal 1996 levels, this is a matter of timing and the difference will reverse as the year progresses. Market prices, however, are below the same period a year ago, a trend which is expected to continue through the end of the fiscal year.

Sugarcane earnings also decreased during the first quarter of fiscal 1997, com-pared to the same period a year ago, ($249,569 vs. $334,852 during fiscal 1997 and 1996, respectively). Fewer tons were harvested in the first quarter of fiscal 1997, compared to the first quarter a year ago, due to adverse growing conditions which reduced yields for the current year's crop. Yields for the year are expected to remain below the prior year.












                                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):

Earnings from ranching activities improved during the first quarter of fiscal
1997, compared to the first quarter a year ago ($272,836 during the first quarter of fiscal 1997, compared to $5,655 during the first quarter of fiscal
1996). Improved prices for beef products, coupled with lower feed costs, the result of more abundant grain supplies, have generated the improvement. The
Company is cautiously optimistic that these trends will continue.

Actual construction is underway for the new Florida Gulf Coast University, scheduled to open in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.

During December of 1996, the Company sold approximately 21,700 acres of land, in Hendry County, Florida, to the State of Florida for $11.5 million. This sale is expected to generate a pretax gain in excess of $11 million.

During November of 1996, the Company announced an agreement with Miromar
Development, Inc. of Montreal Canada to sell 550 acres of land surrounding the University site in Lee County for $9.35 million. The contract could possibly close as early as August of 1997. The contact calls for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. If the sale closes, it will generate a pretax gain of approximately $8.7 million.



























                                                                     FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             November 30, 1996.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 3, 1996.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 13, 1997                          W. Bernard Lester
Date                                      Exeuctive Vice President
                                          and Chief Operating Officer
                                          (Signature)

January 13, 1997                          L. Craig Simmons
Date                                      Vice President and
                                          Chief Financial Officer
                                          (Signature)

January 13, 1997                          Patrick W. Murphy
Date                                      Controller
                                          (Signature)









                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of November 30, 1996, and the related condensed consolidated statements of operations and retained earnings for the three-month periods ended
November 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the three-month periods ended November 30, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial informa-tion, applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1996 and the related consolidated statements of operations, stock-holders' equity and cash flows for the year then ended (not presented herein);
and in our report dated October 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
January 3, 1997













                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 1996:



    Number of shares outstanding at August 31, 1996       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 1996     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/96 - 11/30/96                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B


















