Form 10-Q
period 1997-02-28
ALICO INC
filed 1997-04-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 1997

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


                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at April 11, 1997.


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
                                                Feb. 28, 1997    Feb. 29, 1996      Feb. 28, 1997    Feb. 29, 1996
                                               _______________________________      _______________________________
Revenue:
     Citrus                                      $ 9,825,628      $ 7,133,182         $11,919,099      $11,303,342
     Sugarcane                                     3,517,719        4,022,309           4,595,426        5,408,633
     Ranch                                         1,661,053          195,692           2,499,460        1,730,263
     Rock products and sand                          265,317          213,244             611,262          447,636
     Oil lease and land rentals                      146,898          112,345             287,236          183,493
     Forest products                                  45,066           37,970              71,994           77,420
     Profit on sales of real estate               11,383,964           79,993          11,407,683           96,901
     Interest and investment income                  351,232          259,647             594,828          611,279
     Other                                            37,228           65,852              58,868           85,796
                                                 ___________      ___________         ___________      ___________

          Total revenue                           27,234,105       12,120,234          32,045,856       19,944,763
                                                 ___________      ___________         ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   8,596,388        5,631,314          10,385,419        9,005,962
     Sugarcane production and harvesting           3,263,134        3,146,714           4,091,272        4,198,186
     Ranch                                         1,343,907          143,914           1,909,478        1,672,830
     Real estate expenses                            116,373          161,650             229,745          258,854
     Interest                                         60,332          173,393             309,275          309,704
     Other, general and administrative               626,462          704,327           1,328,997        1,354,914
                                                 ____________      ___________        ___________      ___________


          Total costs and expenses                14,006,596        9,961,312          18,254,186       16,800,450
                                                ____________      ___________         ___________      ___________

Income before income taxes                        13,227,509        2,158,922          13,791,670        3,144,313
Provision for income taxes                         4,970,392          758,888           5,152,521        1,096,953
                                                ____________      ___________         ___________      ___________

Net income                                         8,257,117        1,400,034           8,639,149        2,047,360

Retained earnings beginning of period             69,420,999       66,301,277          70,093,141       68,113,690
Dividends paid                                           -                -            (1,054,174)      (2,459,739)
                                                 ___________      ___________         ___________      ___________

Retained earnings end of period                  $77,678,116      $67,701,311         $77,678,116      $67,701,311
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Weighted average number of shares outstanding      7,027,827        7,027,827           7,027,827        7,027,827
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Per share amounts:
     Net income                                  $      1.17      $       .20         $      1.23      $       .29
     Dividends                                   $       -        $       -           $       .15      $       .35

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                    (Unaudited)            (Audited)
                                                 February 28, 1997       August 31, 1996
                                                 _________________       _______________
          ASSETS
Current assets:
     Cash and cash investments                      $  1,197,542          $  1,428,059
     Marketable Securities                            10,650,840             9,626,025
     Accounts and mortgage notes receivable           10,809,745            10,299,983
     Inventories                                      11,812,928            13,284,527
     Prepaid expenses                                     99,992               124,752
     Interest receivable                                 137,173               113,286
                                                    ____________          ____________

          Total current assets                        34,708,220            34,876,632

Mortgage notes receivable, non-current                 1,462,805             1,531,947
Land held for development and sale                     7,940,582             7,777,942
Investments                                              872,472             1,016,526
Property, buildings and equipment                     98,173,314            97,029,453
Less:  Accumulated depreciation                      (28,221,557)          (27,728,927)
                                                    ____________          ____________

          Total assets                              $114,935,836          $114,503,573
                                                    ____________          ____________
                                                    ____________          ____________


























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                                    (Unaudited)              (Audited)
                                                 February 28, 1997       August 31, 1996
        LIABILITIES                              _________________       _______________
Current liabilities:
     Accounts payable                               $  1,043,127          $  1,070,092
     Due to profit sharing plan                              -                 223,152
     Accrued ad valorem taxes                            277,635             1,095,427
     Accrued donation (See Note 6)                     1,231,666             1,236,340
     Accrued expenses                                     72,784               142,047
     Income taxes payable                              5,212,210               190,639
     Deferred income taxes                               990,289             1,157,169
                                                    ____________          ____________

          Total current liabilities                    8,827,711             5,114,866

Note payable to bank                                   9,431,000            20,630,000

Deferred income taxes                                 11,220,405            11,291,936

Deferred retirement benefits                             110,961                84,117
                                                    ____________          ____________

          Total liabilities                           29,590,077            37,120,919
                                                    ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                        $  7,027,827          $  7,027,827

Unrealized gains on marketable securities                639,816               261,686

Retained earnings                                     77,678,116            70,093,141
                                                    ____________          ____________

     Total stockholders' equity                       85,345,759            77,382,654
                                                    ____________          ____________

     Total liabilities and stockholders' equity     $114,935,836          $114,503,573
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

                                    ALICO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)
                                                                          (Unaudited)
                                                                       Six Months Ended
                                                                Feb. 28, 1997    Feb. 29, 1996
                                                                ______________________________
Cash flows from operating activities:
     Net income                                                 $ 8,639,149      $ 2,047,360

     Adjustments to reconcile net income to cash
       provided from operating activities:
          Depreciation                                            2,122,293        2,093,538
          Accrued donation                                           (4,674)        (188,446)
          Net increase in current assets and liabilities          5,076,945         (840,910)
          Deferred income taxes                                    (466,550)         147,446
          Gain on sale of real estate                           (11,407,683)               -
          Other                                                     289,868         (584,794)
                                                                ___________      ___________

       Net cash provided from operating activities                4,249,348        2,674,194
                                                                ___________      ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                         (3,575,782)      (3,584,697)
     Proceeds from sales of real estate                          10,952,060                -
     Proceeds from sales of other property and equipment            379,415          204,693
     Purchases of marketable securities                          (2,548,667)      (3,013,372)
     Proceeds from sales of marketable securites                  2,469,760        2,601,252
                                                                ___________      ___________

       Net cash provided by (used for) investing activities       7,676,786      (3,792,124)
                                                                ___________      ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                                    96,523           23,635
     Repayment of bank loan                                     (18,513,000)      (6,441,000)
     Proceeds from bank loan                                      7,314,000        9,736,000
     Dividends paid                                              (1,054,174)      (2,459,739)
                                                                ___________      ___________

       Net cash provided from (used for) financing activities   (12,156,651)         858,896
                                                                ___________      ___________
       Net decrease in cash
         and cash investments                                   $  (230,517)     $  (259,034)
                                                                ___________      ___________
                                                                ___________      ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amount capitalized          $   372,364      $   300,528
                                                                ___________      ___________
                                                                ___________      ___________

     Cash paid for income taxes                                 $   597,500      $ 1,105,000
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1996. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 1997 and August 31, 1996 and the consolidated results of operations and cash flows for the six months ended February 28, 1997 and February 29, 1996.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,007,211 in 1997 and $1,087,772 in 1996. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                 February 28,         August 31,
                                     1997                1996
                                 ___________         ___________

Unharvested fruit crop on trees   $ 5,212             $ 7,064
Unharvested sugarcane                 491               2,231
Beef cattle                         6,026               3,937
Sod                                    84                  53
                                  _______             _______

     Total inventories            $11,813             $13,285
                                  _______             _______
                                  _______             _______

                                                                                         FORM 10-Q
4.  Income taxes:

The provision for income taxes for the quarters and six months ended February
28, 1997 and February 29, 1996 is summarized as follows:

                                        Three Months Ended                       Six Months Ended
                                  Feb. 28, 1997     Feb. 29, 1996         Feb. 28, 1997   Feb. 29, 1996
                                  _______________________________         _____________________________

     Current:
          Federal income tax      $4,611,748           $  521,295         $4,798,649        $  870,158
          State income tax           786,695               82,118            820,422           140,440
                                  __________           __________         __________        __________

                                   5,398,443              603,413          5,619,071         1,010,598
                                  __________           __________         __________        __________
     Deferred:
          Federal income tax        (386,761)             140,477           (421,546)            78,025
          State income tax           (41,290)              14,998            (45,004)             8,330
                                  __________           __________         __________         __________

                                    (428,051)             155,475           (466,550)            86,355
                                  __________           __________         __________         __________
             Total provision for
               income taxes       $4,970,392           $  758,888         $5,152,521         $1,096,953
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters and six months ended February 28, 1997 and
February 29, 1996:

                                        Three Months Ended                     Six Months Ended
                                  February 28,       February 29,         February 28,     February 29,
                                      1997               1996                 1997             1996
                                  _______________________________         _____________________________

          Expected income tax     $4,497,353          $  734,033          $4,689,168       $1,069,066
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit       480,159              78,369             500,638          114,139
          Nontaxable interest and
            dividends                (29,490)            (38,004)            (52,429)         (80,104)
          Other reconciling items,
            net                       22,370             (15,510)             15,144           (6,148)
                                  __________          __________          __________        __________
               Total provision for
                 income taxes     $4,970,392          $  758,888          $5,152,521        $1,096,953
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

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $30 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in 1998 and up to $3,000,000 which is due on demand. The total amount of long-term debt under these agreements at February 28, 1997 and August 31, 1996 was $9,431,000 and $20,630,000, respectively.

Interest cost expensed and capitalized during the six months ended February 28, 1997 and February 29, 1996 was as follows:

                                 1997                1996
                               ________            ________

     Interest expensed         $309,275            $309,704
     Interest capitalized       291,932             344,122
                               ________            ________

       Total interest cost     $601,207            $653,826
                               ________            ________
                               ________            ________

6.  Commitment:

During October 1992 the Company entered into an agreement to donate land, improvements and other items, to the State of Florida, to be used as a site for a new university. The gift included 975 acres of land, road construction, engineering and planning services, and academic chairs. The commitment was recorded as a contribution in May 1994 when the title to the land was transferred. Costs related to road construction have been accrued and capitalized into land. Other costs will be expensed as incurred.

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

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital declined to $25,880,509 at February 28, 1997, down from $29,761,766 at August 31, 1996. As of February 28, 1997, the Company had cash and cash investments of $1,197,542 compared to $1,428,059 at August 31, 1996. Marketable securities increased from $9,626,025 to $10,650,840 during the same period. The ratio of current assets to current liabilities decreased from 6.82 to 1 at August 31, 1996 to 3.93 to 1 at February 28, 1997. Total assets increased by $432,263 from $114,503,573 at August 31, 1996 to $114,935,836 at
February 28, 1997.

The working capital decrease ($3,881,257) is primarily the result of an increase in income taxes payable ($5,212,210 at February 28, 1997 vs. $190,639 at August 31, 1996). A large real estate sale ($11,500,000 gross price) to the State of Florida was closed in the second quarter of fiscal 1997, generating a large portion of the tax liability. The proceeds from the sale were used to reduce the note payable.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $20.6 million at February 28, 1997.

RESULTS OF OPERATIONS:

Net income for the three months ending February 28, 1997 increased by $6,857,083 over the second quarter of fiscal 1996, and $6,591,789 over the six-month period then ended. Income before income taxes increased $11,068,587 and $10,647,357 for the three and six months ended February 28, 1997, respectively, when compared to the same periods a year ago. This was due to the sale of approximately 21,700 acres of land in Hendry County, Florida, to the State of Florida for $11.5 million. The pretax gain from the sale totaled $11,334,156. Earnings from agriculture activities decreased from the prior year ($1,800,971 vs. $2,429,241 for the second quarter, and $2,627,816 vs. $3,565,260 during the first half of fiscal 1997 and 1996, respectively).

Citrus earnings decreased both for the quarter ($1,229,240 during fiscal 1997 vs. $1,501,868 during fiscal 1996) and for the six months ($1,533,680 during fiscal 1997 vs. $2,297,380 during fiscal 1996) ended February 28, 1997 when compared to the prior year. Despite an increase in boxes harvested, lower prices for citrus products is the primary reason for the decline in earnings for this division.

Sugarcane earnings were lower for both the quarter ($254,585 during fiscal 1997 vs. $875,595 during fiscal 1996) and for the six months ended February 28, 1997 ($504,154 in 1997 vs. $1,210,447 in 1996) when compared to the prior year. Fewer tons were harvested due to the adverse effects of less than optimal growing conditions. Specifically, we experienced a freeze during February 1996 and drought conditions during the summer months of the growing season.

                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):



Ranch earnings improved substantially during both the quarter and six months ended February 28, 1997 when compared to the prior year ($317,146 vs. $51,778 for the three months ended February 28, 1997 and February 29, 1996, respectively), and ($589,982 vs. $57,433 for the six months ending
February 28, 1997 and February 29, 1996, respectively). Improved prices for beef products, coupled with lower feed costs, the result of more abundant grain supplies, have generated the improvement. The Company is cautiously optimistic that these trends will continue.

Construction continues on the new Florida Gulf Coast University, scheduled to open in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.

During November of 1996, the Company announced an agreement with Miromar Development, Inc. of Montreal, Canada to sell 550 acres of land surrounding the University site in Lee County for $9.35 million. The contract could possibly close as early as the fall of 1997. The contract calls for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. If the sale closes, it will generate a pretax gain of approximately $8.7 million.

                                                         FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B. Computation of Weighted Average Shares Outstanding at February 28, 1997.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALICO, INC.
                                     (Registrant)



April 11, 1997                       W. Bernard Lester
Date                                 Exeuctive Vice President
                                     and Chief Operating Officer
                                     (Signature)


April 11, 1997                       L. Craig Simmons
Date                                 Vice President and
                                     Chief Financial Officer
                                     (Signature)


April 11, 1997                       Patrick W. Murphy
Date                                 Controller
                                     (Signature)

                                                        EXHIBIT A


                 INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of February 28, 1997, and the related condensed consolidated statements of operations and retained earnings for the three-month and six-month periods ended February 28, 1997 and February 29, 1996, and the related condensed consolidated statements of cash flows for the six-month periods ended February 28, 1997 and February 29, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
April 4, 1997

                                                        FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 28,
1997:



    Number of shares outstanding at August 31, 1996       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at February 28, 1997     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/96 - 2/28/97                     7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B