Form 10-Q
period 1997-05-31
ALICO INC
filed 1997-07-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 1997.

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


                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at July 14, 1997.

                                                                                                 FORM 10-Q
                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       ALICO, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (See Accountants' Review Report)
                                                          (Unaudited)                         (Unaudited)
                                                   Three Months Ended May 31,           Nine Months Ended May 31,
                                                      1997             1996                1997             1996
                                               _______________________________      _____________________________
Revenue:
     Citrus                                      $ 8,526,853      $ 8,721,183         $20,445,952      $20,024,525
     Sugarcane                                       152,949          354,709           4,748,375        5,763,342
     Ranch                                         1,741,367        1,533,122           4,240,827        3,263,385
     Rock products and sand                          297,382          228,429             908,644          676,065
     Oil lease and land rentals                      245,444          184,416             532,680          367,909
     Forest products                                  88,305           58,660             160,299          136,080
     Profit on sales of real estate                   15,311           90,637          11,422,994          187,538
     Interest and investment income                  353,298          233,763             948,126          845,042
     Other                                            28,881           35,177              87,749          120,973
                                                 ___________      ___________         ___________      ___________

          Total revenue                           11,449,790       11,440,096          43,495,646       31,384,859
                                                 ___________      ___________         ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   5,915,914        5,089,841          16,301,333       14,095,803
     Sugarcane production and harvesting                 -                -             4,091,272        4,198,186
     Ranch                                         1,642,271        3,198,471           3,551,749        4,871,301
     Real estate expenses                            125,349          110,792             355,094          369,646
     Interest                                         73,113          486,524             382,388          796,228
     Other, general and administrative               547,708          474,034           1,876,705        1,828,948
                                                 ___________      ___________         ___________      ___________

          Total costs and expenses                 8,304,355        9,359,662          26,558,541       26,160,112
                                                 ___________      ___________         ___________      ___________

Income before income taxes                         3,145,435        2,080,434          16,937,105        5,224,747
Provision for income taxes                         1,153,420          857,410           6,305,941        1,954,363
                                                 ___________      ___________         ___________      ___________

Net income                                         1,992,015        1,223,024          10,631,164        3,270,384

Retained earnings beginning of period             77,678,116       67,701,311          70,093,141       68,113,690
Dividends paid                                           -                -            (1,054,174)      (2,459,739)
                                                 ___________      ___________         ___________      ___________

Retained earnings end of period                  $79,670,131      $68,924,335         $79,670,131      $68,924,335
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827           7,027,827        7,027,827
                                                 ___________      ___________         ___________      ___________
                                                 ___________      ___________         ___________      ___________
Per share amounts:
     Net income                                  $       .28      $       .17         $      1.51      $       .47
     Dividends                                   $       -        $       -           $       .15      $       .35

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                    (Unaudited)            (Audited)
                                                    May 31, 1997         August 31, 1996
                                                 _________________       _______________
          ASSETS
Current assets:
     Cash and cash investments                      $  1,382,789          $  1,428,059
     Marketable securities                            10,842,691             9,626,025
     Accounts and mortgage notes receivable           11,060,914            10,299,983
     Inventories                                      12,372,286            13,284,527
     Prepaid expenses                                    128,637               124,752
     Interest receivable                                  31,515               113,286
                                                    ____________          ____________

          Total current assets                        35,818,832            34,876,632

Mortgage notes receivable, non-current                 1,032,222             1,531,947
Land held for development and sale                     8,116,453             7,777,942
Investments                                              893,968             1,016,526
Other                                                     34,581                   -
Property, buildings and equipment                     99,179,290            97,029,453
Less:  Accumulated depreciation                      (29,156,583)          (27,728,927)
                                                    ____________          ____________

          Total assets                              $115,918,763          $114,503,573
                                                    ____________          ____________
                                                    ____________          ____________


























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                                    (Unaudited)              (Audited)
                                                    May 31, 1997         August 31, 1996
        LIABILITIES                              _________________       _______________
Current liabilities:
     Accounts payable                               $  1,317,051          $  1,070,092
     Due to profit sharing plan                              -                 223,152
     Accrued ad valorem taxes                            690,135             1,095,427
     Accrued donation (See Note 6)                       546,712             1,236,340
     Accrued expenses                                    130,598               142,047
     Income taxes payable                              2,771,312               190,639
     Deferred income taxes                             1,001,356             1,157,169
                                                    ____________          ____________

          Total current liabilities                    6,457,164             5,114,866

Note payable to bank                                  10,581,000            20,630,000

Deferred income taxes                                 11,378,253            11,291,936

Deferred retirement benefits                             153,004                84,117
                                                    ____________          ____________

          Total liabilities                           28,569,421            37,120,919
                                                    ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                        $  7,027,827          $  7,027,827

Unrealized gains on marketable securities                651,384               261,686

Retained earnings                                     79,670,131            70,093,141
                                                    ____________          ____________

     Total stockholders' equity                       87,349,342            77,382,654
                                                    ____________          ____________

     Total liabilities and stockholders' equity     $115,918,763          $114,503,573
                                                    ____________          ____________
                                                    ____________          ____________

See accompanying notes to condensed consolidated financial statements.

                                    ALICO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)
                                                                          (Unaudited)
                                                                   Nine Months Ended May 31,
                                                                     1997             1996
                                                                ____________________________
Cash flows from operating activities:
     Net income                                                 $10,631,164      $ 3,270,384
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                            3,164,047        3,136,985
          Accrued donation                                         (689,628)        (397,800)
          Net increase (decrease) in current assets and
            liabilities                                           2,741,913       (2,293,604)
          Deferred income taxes                                    (304,615)         176,605
          Gain on sale of real estate                           (11,422,994)        (187,538)
          Other                                                    (590,656)        (190,355)
                                                                ___________      ___________

            Net cash provided from operating activities           3,529,231        3,514,677
                                                                ___________      ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                         (4,723,303)      (4,604,584)
     Proceeds from sale of real estate                           11,306,136          187,538
     Proceeds from sales of property and equipment                  604,970          101,830
     Purchases of marketable securities                          (3,605,669)      (3,490,568)
     Proceeds from sales of marketable securites                  3,514,575        2,944,187
                                                                ___________      ___________

            Net cash from (used for) investing activities         7,096,709       (4,861,597)
                                                                ___________      ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                                   431,964           26,641
     Repayment of bank loan                                     (22,243,000)      (9,091,000)
     Proceeds from bank loan                                     12,194,000       12,636,000
     Dividends paid                                              (1,054,174)      (2,459,739)
                                                                ___________      ___________
            Net cash provided from (used for)
              financing activities                              (10,671,210)       1,111,902
                                                                ___________      ___________

            Net decrease in cash and cash investments           $   (45,270)     $  (235,018)
                                                                ___________      ___________
                                                                ___________      ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amount capitalized          $   366,647      $   444,378
                                                                ___________      ___________
                                                                ___________      ___________

     Cash paid for income taxes                                 $ 4,029,884      $ 1,785,000
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1996. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 1997 and the consolidated results of operations for the three and nine months ended May 31, 1997 and May 31, 1996 and cash flows for the nine months then ended.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,007,211 in 1997 and $1,087,921 in 1996. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Recognition of revenue for real estate sales

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payments received, including interest, aggregate 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                    May 31,           August 31,
                                     1997                1996
                                 ___________         ___________

Unharvested fruit crop on trees   $ 5,133             $ 7,064
Unharvested sugarcane               1,401               2,231
Beef cattle                         5,698               3,937
Sod                                   140                  53
                                  _______             _______

     Total inventories            $12,372             $13,285
                                  _______             _______
                                  _______             _______

                                                                                         FORM 10-Q
4.  Income taxes:

The provision for income taxes for the quarters ended May 31, 1997 and May 31, 1996 is summarized as follows:

                                      Three Months Ended May 31,              Nine Months Ended May 31,
                                      1997                 1996               1997                1996
                                  _______________________________         _____________________________

     Current:
          Federal income tax      $  841,521           $  632,889         $5,640,170         $1,503,047
          State income tax           139,743               92,841            960,165            233,281
                                  __________           __________         __________         __________

                                     981,264              725,730          6,600,335          1,736,328
                                  __________           __________         __________         __________
     Deferred:
          Federal income tax         166,693              110,725           (254,853)           188,750
          State income tax             5,463               20,955            (39,541)            29,285
                                  __________           __________         __________         __________

                                     172,156              131,680           (294,394)           218,035
                                  __________           __________         __________         __________
             Total provision for
               income taxes       $1,153,420           $  857,410         $6,305,941         $1,954,363
                                  __________           __________         __________         __________
                                  __________           __________         __________         __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and 35% and the actual income tax provision for the quarters ended May 31, 1997 and 1996:

                                        Three Months Ended                    Nine Months Ended
                                     May 31,            May 31,              May 31,          May 31,
                                      1997               1996                 1997             1996
                                  _______________________________         _____________________________

          Expected income tax     $1,138,819          $  707,348          $5,827,987       $1,776,414
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit       110,363              75,519             611,001          189,658
          Nontaxable interest and
            dividends                (28,655)            (35,782)            (81,084)        (115,886)
          Other reconciling items,
            net                      (67,107)            110,325             (51,963)         104,177
                                  __________          __________          __________       __________
               Total provision for
                 income taxes     $1,153,420          $  857,410          $6,305,941       $1,954,363
                                  __________          __________          __________       __________
                                  __________          __________          __________       __________

The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1994, 1993, 1992, 1991 and 1990. The adjustments proposed to date by the Internal Revenue Service would result in approximately $6.9 million in additional income taxes. When the matter is resolved, any income taxes due will become currently payable. However, the majority of the proposed adjustments relate to the timing of recognition of certain income and expense items already provided for in the Company's deferred tax liability accounts.

Partial settlements totaling $1,385,043 have been made with the Internal Revenue Service for the year ended August 31, 1990. The items conceded related to the timing of items previously expensed. The effect of these payments was to increase interest expense by $124,784 in April of 1995 and $263,000 in May of 1996. The deferred tax liability was reduced by $260,259 and $737,000 in April 1995 and May 1996, respectively.

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $30 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in January 1998 and up to $3,000,000 which is due on demand. The total amount of long-term debt under these agreements at May 31, 1997 and August 31, 1996 was $10,581,000 and $20,630,000, respectively.

Interest cost expensed and capitalized during the nine months ended May 31, 1997 and May 31, 1996 was as follows:

                                  1997                1996
                               __________          __________

     Interest expensed         $  382,388          $  796,228
     Interest capitalized         450,626             525,867
                               __________          __________

       Total interest cost     $  833,014          $1,322,095
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

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital declined slightly to $29,361,668 at May 31, 1997, down from $29,761,766 at August 31, 1996. As of May 31, 1997, the Company had cash and cash investments of $1,382,789 compared to $1,428,059 at August 31, 1996. Marketable securities increased from $9,626,025 to $10,842,691 during the same period. The ratio of current assets to current liabilities decreased from 6.82 to 1 at August 31, 1996 to 5.55 to 1 at May 31, 1997. Total assets increased by $1,415,190 from $114,503,573 at August 31, 1996 to $115,918,763 at May 31, 1997.

The working capital decrease ($400,098) is primarily the result of an increase in income taxes payable ($2,771,312 at May 31, 1997 vs. $190,639 at August 31, 1996). A large real estate sale ($11,500,000 gross price) to the State of Florida was closed in the second quarter of fiscal 1997, generating a large portion of the tax liability. The proceeds from the sale were used to reduce the note payable.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $19.4 million at May 31, 1997.

RESULTS OF OPERATIONS:

Net income for the three months ending May 31, 1997 increased by $768,991 over the third quarter of fiscal 1996, and $7,360,780 over the nine-month period then ended. Income before income taxes increased $1,065,001 and $11,712,358 for the three and nine months ended May 31, 1997, respectively, when compared to the same periods a year ago. The increase in earnings for the quarter was due to increases in earnings from agricultural activities ($542,282), and lower interest costs ($413,411). Interest costs decreased as land sale proceeds were applied to principal balances. The year to date increase in net income is due to the sale of approximately 21,700 acres of land in Hendry County, Florida, to the State of Florida for $11.5 million. The pretax gain from the sale totaled $11,050,174.

Earnings from agriculture increased when compared to the third quarter of the prior year ($2,862,984 vs. $2,320,702 for the three months ended May 31, 1997 and 1996, respectively). Year to date earnings from agricultural activities declined when compared to the nine months ended May 31, 1996 ($5,490,800 vs. $5,885,962 in 1997 and 1996, respectively).

ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):


Citrus earnings decreased both for the quarter ($2,610,939 during fiscal 1997 vs. $3,631,342 during fiscal 1996) and for the nine months ($4,144,619 during fiscal 1997 vs. $5,928,722 during fiscal 1996) ended May 31, 1997 when compared to the prior year. Despite an increase in boxes harvested, lower prices for citrus products caused a decline in earnings for this division.

Sugarcane earnings were lower for both the quarter ($152,949 during fiscal 1997 vs. $354,709 during fiscal 1996) and for the nine months ended May 31, 1997 ($657,103 in 1997 vs. $1,565,156 in 1996) when compared to the prior year. Fewer tons were harvested due to poor growing conditions caused by weather. Specifically, we experienced a freeze during February 1996 and drought conditions during the summer months of the growing season.

Ranch earnings improved substantially during both the quarter and nine months ended May 31, 1997 when compared to the prior year ($99,096 vs. -$1,665,349 for the three months ended May 31, 1997 and May 31, 1996, respectively), and ($689,078 vs. -$1,607,916 for the nine months ending May 31, 1997 and May 31, 1996, respectively). Improved prices for beef products, coupled with lower feed costs, have generated the improvement. During the third quarter of fiscal 1996, the Company adjusted cattle and sod farming inventories to their net realizable values. These adjustments totaled approximately $1.2 million and contributed to the large ranch losses in the prior year.

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

Additionally, the Company announced an option agreement with REJ Group, Inc.. The option agreement permits the acquisition of a minimum 150 acres and a maximum of 400 acres within the 2,300 acre university village. The potential pretax gain to Alico, if the option is exercised, would vary from $8.5 million to $24.5 million, depending on the time at which the option is exercised, and the total number of acres selected.

                                                         FORM 10-Q


                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 1997.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALICO, INC.
                                     (Registrant)



July 14, 1997                        W. Bernard Lester
Date                                 Exeuctive Vice President
                                     and Chief Operating Officer
                                     (Signature)


July 14, 1997                        L. Craig Simmons
Date                                 Vice President and
                                     Chief Financial Officer
                                     (Signature)


July 14, 1997                        Patrick W. Murphy
Date                                 Controller
                                     (Signature)

                                                        EXHIBIT A


                 INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of May 31, 1997, and the related condensed consolidated statements of operations and retained earnings for the three-month and nine-month periods ended May 31, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1997 and May 31, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           KPMG PEAT MARWICK LLP
                                           (Signature)


Orlando, Florida
July 8, 1997

                                                        FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31,
1997:



    Number of shares outstanding at August 31, 1996       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 1997          7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/96 - 5/31/97                    7,027,827
                                                         _________
                                                         _________





                                                       EXHIBIT B