Form 10-K
period 1997-08-31
ALICO INC
filed 1997-11-12
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 1997.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
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

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                _________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 20, 1997 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by nonaffiliates was approximately $83,851,165.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 10, 1997 are incorporated by reference in Parts II and III, respectively.

                                 PART I
                                 ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 142,709 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 5 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 68 to 91 percent of annual revenues during the past five years. Citrus groves generate the most gross revenue. Sugarcane ranks second in revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of revenue. Approximately 10,006 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 5,042 acres in production during the 1997 fiscal year consisted of 995 acres planted in the fall of 1992, 993 acres planted in 1993, 1558 acres planted in 1994, and 1,496 acres planted in 1995.

The Company continued to expand agriculture activities during the 1997 fiscal year, continuing development of a farm leasing project.

Leasing of lands for rock mining and oil and mineral exploration, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 3 to 5 percent of total revenue.

The Company is not in the land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc.; however, it does from time to time sell properties which, in the judgment of management, are surplus to the Company's primary operations. Gross revenue from land sales during the past five years has ranged from 1 to 24 percent of total revenues.

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

Contributions by the Subsidiary to the net income of the Company, during the past five years, have ranged from 0 to 1 percent. The Subsidiary has two subdivisions near Frostproof, Florida which have been developed and are on the market. Approximately 74% of the lots have been sold.

Citrus
______
Approximately 8,358 acres of citrus were harvested during the 1997 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 1997, approximately 89% of the Company's fruit crop was marketed under this agreement, as compared to 88% in 1995/96. The Company expects that the majority of the 1997/98 crop will be marketed under the same terms. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 11% of total citrus revenue for the year.

Ranch
_____
The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 16,500 cows, bulls and replacement heifers. Approximately
45% of the herd are from one to five years old, while the remaining 55% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge up to 50% of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane
_________

The Company had 5,042 acres and 5,023 acres of sugarcane in production during the 1996/97 and 1995/96 fiscal year, respectively. The 1996/97 and 1995/96 crops yielded approximately 158,000 and 187,000 gross tons, respectively.

Forest Products
_______________

Approximately 7% of the Company's properties are classified as timberlands. The principal forest products sold by the Company are pulpwood and sabal palms. These products are sold to a paper company and various landscaping companies, respectively. The Company does not incur any of the harvesting expenses.

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

Leases for Oil and Mineral Exploration
______________________________________

The Company has leased subsurface rights to a portion of it's properties for the purpose of oil and mineral exploration. Currently, there are two leases in effect.

Twenty-four wells have been drilled during the years that the Company has been leasing subsurface rights to oil companies. The drilling has resulted in twenty-one dry holes, one marginal producer, which has been abandoned, and two average producers, still producing.

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

Employees
_________

At the end of August 1997 the Company had a total of 124 full-time employees classified as follows: Citrus 59; Ranch 12; Sugarcane 9; Facilities Maintenance Support 28; General and Administrative 16. There are no employees engaged in the development of new products or research.

Seasonal Nature of Business
___________________________

As with any agribusiness enterprise, the Company's business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs from October to June. Sugarcane is harvested during the first, second and third quarters. Other segments of the Company's business such as its cattle and sod sales, and its timber, mining and leasing operations, tend to be more successive than seasonal in nature.

Item 2.          Properties.
____________________________

At August 31, 1997, the Company owned a total of 142,709 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        550    8,848      447   --  3,148     --     --      4   12,997

Lee       3,731    1,088       --   --     --     --  1,460  3,635    9,914

Hendry    3,823   57,621   25,381  220  2,299  7,300  8,186  3,629  108,459

Collier   1,902    1,951    1,112   --  4,041     --     --  2,333   11,339
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals   10,006   69,508   26,940  220  9,488  7,300  9,646  9,601  142,709
         ______  _______   ______  ___  _____  _____  _____  _____  _______
         ______  _______   ______  ___  _____  _____  _____  _____  _______


Of the above lands, the Company utilizes 26,493 acres of improved pasture plus approximately 56,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

In addition to the land shown in the above table, the Company owns full subsurface rights to 1,064 acres and fractional subsurface rights to 18,882 acres.

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

Governmental approvals have been obtained to develop approximately 2,500 acres surrounding the University site. However, the development schedule of the University is subject to the appropriation of funds by the legislature. The University opened in August 1997.

Item 3.          Legal Proceedings.
___________________________________

There are no pending legal proceedings involving the Company.

Item 4.          Submission of Matters to a Vote of Security Holders.
_____________________________________________________________________

There were no matters submitted to a vote of security holders during the 1997 fiscal year.

Executive Officers of the Company
_________________________________

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1997.

Election of Executive Officer is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___

Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        President and Chief Executive Officer (since
                        January 1988) and Director (since March 1973)    55

W. Bernard Lester       Executive Vice President and Chief Operating
                        Officer (since January 1988) and Director
                        (since 1987), prior to July 1, 1986 was
                        Executive Director of Florida Department of
                        Citrus for over five years                       58

L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31,
                        1992) and Assistant Comptroller (from January
                        1 to December 31, 1991), prior to September
                        1990 was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          45

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1997 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 1997.

                                     PART II
                                     _______

Item 5.          Market for the Registrant's Common Stock and Related
_____________________________________________________________________
                 Stockholder Matters.
                 ____________________

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 1997 and 1996 are presented below:

                                 1997                    1996
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               22 1/4     19 1/4       22 1/4     17

Second Quarter              21 1/4     18           26 1/2     21 3/4

Third Quarter               20 1/2     17 5/8       25 1/2     20 11/16

Fourth Quarter              25 1/4     18 1/2       22 3/4     17 1/4

Approximate Number of Holders of Common Stock
_____________________________________________
As of October 20, 1997 there were approximately 928 holders of record of Alico, Inc. Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 21, 1994          November 10, 1994               $.25
   October 20, 1995          November 10, 1995               $.35
   October 25, 1996          November  8, 1996               $.15

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Item 6.          Selected Financial Data.
_________________________________________

                                          Years Ended August 3l,
DESCRIPTION                  1997      1996      1995      1994      1993
                           ________  ________  ________  ________  ________
                                (In Thousands Except Per Share Amounts)
Revenues                   $ 47,433  $ 36,089  $ 39,571  $ 38,502  $ 28,563
Costs and Expenses           29,583    29,269    25,105    26,799    24,103
Income Taxes                  6,677     2,381     5,525     3,975     1,503
Cumulative Effect of
  Accounting Change             -         -         -         -       2,337
Net Income                   11,173     4,439     8,941     7,728     5,294
Average Number of
  Shares Outstanding          7,028     7,028     7,028     7,028     7,028
Net Income per Share           1.59       .63      1.27      1.10       .75
Cash Dividend Paid per Share    .15       .35       .25       .15       .15
Current Assets               37,887    34,877    31,736    28,341    23,597
Total Assets                117,723   114,504   109,007   102,185    90,516
Current Liabilities           4,988     5,115     5,656     5,660     2,936
Ratio-Current Assets
  to Current Liabilities     7.59:1    6.82:1    5.61:1    5.01:1    8.04:1
Working Capital              32,899    29,762    26,080    22,680    20,661
Long-Term Obligations        24,582    32,006    27,945    28,568    26,296
Total Liabilities            29,570    37,121    33,601    34,228    29,232
Stockholders' Equity         88,153    77,383    75,406    67,957    61,283


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

Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $12.9 million at August 31, 1997 compared with $11.1 million at August 31, 1996. Working capital also increased, from $29.8 million at August 31, 1996 to $32.9 million at August 31, 1997. An increase in the number of animals, resulting from the Company's policy of placing cattle into feedlots, has caused the beef inventory to rise and is the primary reason for the increase in working capital.

A large real estate sale ($11.5 million gross sales price) to the State of Florida was closed in the second quarter of fiscal 1997. Proceeds from the sale were used to reduce the note payable and pay income taxes.

Cash outlay for land, equipment, building, and other improvements totaled $5.8 million, compared to $7.1 million during August 31, 1997 and 1996, respectively. Major expenditures included capitalized maintenance costs for young citrus groves. Land excavation for farm leasing also continued, as did expenditures for replacement equipment and sugarcane capital maintenance. Development is now complete on citrus groves. Capital projects are currently expected to decline during the next fiscal year.

Management believes that the Company will be able to meet its working capital requirements, for the foreseeable future, with internally generated funds. In addition, the Company has unused credit commitments which provided for revolving credit of up to $30 million of which $17.1 million was available for the Company's general use at August 31, 1997 (see note 6 of consolidated financial statements).

Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              1997       1996       1995
                                            _______    _______    _______

     Operating revenue                      $34,543    $34,505    $30,547
     Gross profit                             5,886      6,720      7,059
     Profit on sale of real estate           11,271         57      7,585
     Interest and investment income           1,137      1,033        998
     Interest expense                           444        990      1,176
     Provision for income taxes               6,677      2,381      5,525
     Effective income tax rate                 37.4%      34.9%      38.2%
     Net income                              11,173      4,439      8,941


Operating Revenue
_________________

Operating revenues for fiscal 1997 approximated those of fiscal 1996. Decreases in citrus and sugarcane sales were offset by increased cattle and rock sales, and increased land rentals.

Operating revenues for fiscal 1996 increased 13% over fiscal 1995, primarily the result of increased citrus and ranch sales revenues.

Gross Profit
____________

Gross profit during fiscal 1997 declined by 12% from fiscal 1996. The decrease was primarily due to lower market prices for citrus products and decreased sugarcane production.

Gross profit during fiscal 1996 decreased 5% from fiscal 1995. While gross profit from agriculture during the year approximated the prior year, the decline was due to increases in general and administrative expenses and allocated costs.

Profit on Sale of Real Estate
____________________________________

Profit from the sale of real estate increased to $11.27 million during fiscal 1997, as compared to $57 thousand during fiscal 1996. Sales during 1997 included the sale of approximately 21,700 acres of land in Hendry and Collier Counties, Florida, to the State of Florida for $11.5 million, the pretax gain from which was $11.1 million, and several smaller sales in Lee, Collier and Polk Counties.

Profit from the sale of real estate declined to $57 thousand during fiscal 1996, compared to $7.6 million during fiscal 1995. Sales were minimal, compared to 1995, which included a large sale in Polk County.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Investment earnings were reinvested throughout fiscal 1997 and 1996, increasing investment levels during each year. The rise in fiscal 1997 net interest and investment income resulted from higher investment levels and favorable market conditions.

The rise in fiscal 1996 net interest and investment income resulted from higher investment levels.

Interest Expense
________________

Interest expense decreased 56% during fiscal 1997 due primarily to a large reduction in total long-term debt, likewise, total interest cost, which includes capitalized interest and is discussed in Note 6, decreased 37%.

During fiscal year 1996, interest expense decreased 16% and total interest cost decreased 3% compared to fiscal year 1995, due to lower interest rates.

Provision for Income Taxes
__________________________

The effective tax rate increased to 37.4% during fiscal year 1997, from 34.9% during fiscal year 1996. Higher taxable income levels during fiscal 1997 decreased the percentage impact of certain tax exempt investment income.

Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 1997, 1996 and 1995, is presented in the following schedule and is discussed in subsequent sections:

                                               Years Ended August 31,
                                                   (in thousands)
                                         1997          1996          1995
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $22,287       $22,966       $19,674
    Less harvesting & marketing          8,210         6,948         6,569
                                       _______       _______       _______
      Net Sales                         14,077        16,018        13,105

  Cost and Expenses:
    Direct production**                  6,875         5,964         5,488
    Allocated cost*                      2,352         2,470         2,205
                                       _______       _______       _______

      Total                              9,227         8,434         7,693
                                       _______       _______       _______

        Gross profit, citrus             4,850         7,584         5,412
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                                4,967         5,851         6,026
    Less harvesting & hauling            1,120         1,237         1,294
                                       _______       _______       _______
      Net Sales                          3,847         4,614         4,732
  Costs and expenses:
    Direct production                    1,826         1,758         1,681
    Allocated cost*                      1,190         1,152         1,291
                                       _______       _______       _______

      Total                              3,016         2,910         2,972
                                       _______         _____       _______

        Gross profit, sugarcane            831         1,704         1,760
                                       _______       _______       _______












Individual Operating Divisions (Continued)


                                               Years Ended August 31,
                                                   (in thousands)
                                         1997          1996          1995
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                4,876         3,796         2,952
  Costs and expenses:
    Direct production                    3,165         3,890         1,438
    Allocated cost*                        946         1,539         1,008
                                       _______       _______       _______

      Total                              4,111         5,429         2,446
                                       _______       _______       _______

        Gross profit (loss), ranch         765        (1,633)          506
                                       _______       _______       _______
        Total gross profit,
          agriculture                    6,446         7,655         7,678
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand               1,258           935           956
    Oil leases and land rentals            831           679           678
    Forest products                        224           197           146
    Other                                  100            80           116
                                       _______       _______       _______

        Total                            2,413         1,891         1,896

Costs and expenses:
    Allocated Cost*                        481           456           384
    General and administrative,
      all operations                     2,492         2,370         2,131
                                       _______       _______       _______

        Total                            2,973         2,826         2,515
                                       _______       _______       _______

          Gross loss, other
            operations                    (560)         (935)         (619)
                                       _______       _______       _______

          Total gross profit             5,886         6,720         7,059
                                       _______       _______       _______





                                              Years Ended August 31,
                                                  (in thousands)
                                         1997          1996          1995
                                       _______       _______       _______
INTEREST & DIVIDENDS
  Revenue                                1,137         1,033           998
  Expense                                  444           990         1,176
                                       _______       _______       _______

        Interest & dividends, net          693            43          (178)
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                 11,753           551         8,026
  Expenses:
    Cost of sales                          122           151           111
    Other Costs                            360           343           330
                                       _______       _______       _______

      Total                                482           494           441
                                       _______       _______       _______

        Gain on sale of real estate     11,271            57         7,585
                                       _______       _______       _______

          Income before income taxes   $17,850       $ 6,820       $14,466
                                       _______       _______       _______
                                       _______       _______       _______


 * Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $875 thousand on 1,130 acres in 1997, $1.6 million on 1,648 acres in 1996 and $1.4 million on 1,718 acres in 1995.

Citrus
______

Gross profit was $4.8 million in fiscal 1997, $7.6 million for fiscal 1996, and $5.4 million in 1995.

Revenue from citrus sales decreased 3% during fiscal 1997, compared to fiscal 1996 ($22.3 million during fiscal 1997 vs. $22.9 million during fiscal 1996). Despite an 18% increase in production for the year (4.4 million boxes during fiscal 1997 vs. 3.7 million boxes during fiscal 1996), an offsetting 18% decline in the average market price per box ($5.09 in fiscal 1997 vs. $6.21 per box in fiscal 1996) caused the decrease.

The increase in the number of boxes harvested during fiscal 1997 generated harvesting and marketing costs in excess of the prior year ($8.2 million in fiscal 1997 vs. $6.9 million in fiscal 1996). Direct production and allocated costs likewise increased as a result of the rise in production. The production increase was attributable to the addition of the first phase of the K-T Grove, combined with improved yields from maturing groves in South Florida.

Revenue from citrus sales increased 17% during fiscal 1996, compared to fiscal 1995 ($22.9 million during fiscal 1996 vs. $19.7 million during fiscal 1995). This was largely attributable to an 8% increase in production for the year (3.7 million boxes during fiscal 1996 vs. 3.4 million during fiscal 1995), combined with an 8% increase in the average market price per box ($6.21 in fiscal 1996 vs. $5.80 in fiscal 1995).

Direct production costs, associated with the increased yield, rose 10% during fiscal 1996. The corresponding large increase in revenues from citrus sales offset the rise in costs and generated the 40% increase in gross profit for this division.

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available conservatively applied. Differences between the estimates and the final realization of revenues can be significant. Revenue collected in excess of prior year and year end estimates was $1.0 million, $1.1 million and $1.8 million during fiscal 1997, 1996 and 1995, respectively.

                               ACREAGE BY VARIETY AND AGE

VARIETY      0-1  1-2  3-4  5-6  7-8  9-10 11-12  13-14  15-16  20+   Acres
             ___  ___  ___  ___  ___  ____ _____  _____  _____  ___   _____
Early:
Parson Brown
  Oranges     -    -    -   117   30   -     -     -      -      -      147
Hamlin
  Oranges     -   386  170   32   30  714    -     110    239  1,335  3,016
Red Grapefruit-    -    -    54   -    -     -      48    158    169    429
White Grapefruit-  -    -    -   318   -     -      -      -      21    339
Tangelos      -    -    -    -    -    -     -      -      -     135    135
Navel Oranges -    -    -    15   -    -     -      54     84    -      153

Mid Season:
Pineapple
  Oranges     -    -   103   -    -    -     -      18     -     467    588
Queen Oranges -    -    -    -    -    -     -      -      -      51     51
Honey
  Tangerines  -    80   -    -    45   -     -      -      94     -     219
Midsweet
  Oranges     -    54  110   -    -    -     -      -      -      -     164

Late:
Valencia
  Oranges     -   826  310  557  329  800    -      35    165  1,225  4,247
           _____  ___  ___  ___ _____ ___   ___    ___    ___  _____  _____

  Totals:     - 1,346  693  775  752 1,514   -     265    740  3,403  9,488

Sugarcane
_________

Gross profit for fiscal 1997 was $831 thousand compared to $1.7 million in fiscal 1996 and $1.8 million in fiscal 1995.

Sales revenues from sugarcane decreased 15% during fiscal 1997, compared to fiscal 1996 ($4.9 million vs. $5.9 million, respectively). During the same period, direct production and allocated costs increased by 4% ($3.0 million in fiscal 1997 vs. $2.9 million in fiscal 1996).

Although the acres harvested during 1997 approximated fiscal 1996 levels (roughly 5 thousand acres each year), the number of gross tons harvested during fiscal 1997 was 15% below year ago levels (158 thousand gross tons harvested during 1997 vs. 187 thousand harvested during fiscal 1996). Poor weather conditions were the cause for the decrease in sugarcane production.

Sales revenues from sugarcane decreased 3% during fiscal 1996, compared to fiscal 1995 ($5.9 million vs. $6.0 million, respectively). Direct production and allocated costs also decreased 2% during the year ($2.9 million vs. $3.0 million, respectively).

The number of acres harvested and resulting yield for fiscal 1996 approximated fiscal 1995 levels, causing the relatively minor difference in operating results (5 thousand acres harvested yielded 187 thousand gross tons in fiscal 1996 vs.
5 thousand acres yielding 186 thousand gross tons during fiscal 1995).

Ranching
________

The gross profit (loss) from ranch operations for fiscal 1997, 1996 and 1995 was $765 thousand, $(1.6 million), and $506 thousand, respectively.

Revenues from cattle sales increased 28% during fiscal 1997, compared to fiscal 1996 ($4.9 million in fiscal 1997 vs. $3.8 million in fiscal 1996). The number of animals sold during the year increased 26% over the prior year (9,095 animals sold in fiscal 1997 vs. 7,211 in fiscal 1996). The rise is due to increased sales of feeder cattle inventories during the year, combined with a significant improvement in market prices for beef.

Direct and allocated costs declined from their year ago levels ($4.1 million in fiscal 1997 vs. $5.4 million in fiscal 1996). Due to market conditions, the Company was required to write down its fiscal 1996 beef inventory to net realizable value. This adjustment totaled $909 thousand. Additionally, in fiscal 1996, the Company wrote off $400 thousand of sod costs. The charge was included in ranching costs. The sod write off was necessary because of excessive rain and subsequent weed intrusion.

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Revenues from cattle sales increased 27% during fiscal 1996, compared to fiscal 1995 ($3.8 million in fiscal 1996 vs. $3.0 million in fiscal 1995). The number of animals sold increased 11% over the prior year (7,211 sold in fiscal 1996 vs. 6,482 in fiscal 1995); however, the average revenue per pound decreased 17% due to poor market conditions.

Additional costs to feed calves to maturity, increased by a grain shortage, caused direct and allocated costs to increase during fiscal 1996 when compared to fiscal 1995 ($5.4 million vs. $2.4 million during fiscal 1996 and 1995, respectively). The increased costs during fiscal 1996 also included a beef inventory write down and the write off of sod costs referred to above.

Other Operations
________________

Revenues from oil royalties and land rentals were $831 thousand for fiscal 1997 compared to $679 thousand for fiscal 1996 and $678 thousand for fiscal 1995. The rise during fiscal 1997 was primarily due to increased revenue as a result of the development of additional land for farming leases.

Returns from rock products and sand were $1.2 million for fiscal 1997 compared to $935 thousand and $956 thousand for fiscal 1996 and 1995, respectively. The variations between each of the years is due to the overall economic situation in the construction and road building industries. Rock and sand supplies are sufficient, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms, for landscaping purposes, during fiscal 1997 were $169 thousand compared to $197 thousand and $146 thousand for fiscal years 1996 and 1995, respectively. Additionally, the Company received $55 thousand from the sale of pulpwood during fiscal 1997. No such sales were made during fiscal 1996 or 1995.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to citrus, ranching, sugarcane or forestry. These expenses totaled $3.0 million during fiscal 1997 compared to $2.8 million during fiscal 1996 and $2.5 million during fiscal 1995. The fiscal 1997 increase over 1996 was partially related to costs expended for maintenance of properties used in farm lease operations ($82 thousand). The fiscal 1996 increase over 1995 was primarily attributable to increases in employee benefits ($141 thousand), worker's compensation expense ($38 thousand) and ad valorem taxes ($82 thousand).

The Florida Gulf Coast University opened its doors in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.

During November of 1996, the Company announced an agreement with Miromar Development, Inc. of Montreal, Canada to sell 550 acres of land surrounding the University site in Lee County for $9.35 million. The contract calls for 25% of the purchase price to be paid at closing, with the balance payable over the next four years. If the sale closes, it will generate a pretax gain of approximately $8.7 million.

Additionally, the Company announced an option agreement with REJ Group, Inc. The option agreement permits the acquisition of a minimum 150 acres and a maximum of 400 acres within the 2,300 acre university village. The potential pretax gain to Alico, if the option is exercised, would vary from $8.5 million to $24.5 million, depending on the time at which the option is exercised, and the total number of acres selected.

Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

                          Independent Auditors' Report
                          ____________________________


The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiary as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiary at August 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three-year period ended August 31, 1997, in conformity with generally accepted accounting principles.


                                             KPMG PEAT MARWICK LLP
                                             (Signature)

Orlando, Florida
October 10, 1997




                         CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    1997           1996
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $1,414,436 in 1997
      and $1,396,193 in 1996                  $  1,459,765     $  1,428,059
    Marketable equity securities available
      for sale, at estimated fair value in
      1997 and in 1996 (note 2)                  9,195,341        6,799,590
    Other marketable securities available for
      sale, at estimated fair value in 1997
      and in 1996 (note 2)                       2,217,574        2,826,435
    Accounts receivable ($5,549,080 in 1997 and
      $7,758,469 in 1996 due from affiliate)
      (note 9)                                   7,456,937        9,432,838
    Mortgages and notes receivable, current
      portion (note 3)                             901,112          867,145
    Inventories (note 4)                        16,387,128       13,284,527
    Other current assets                           269,463          238,038
                                              ____________     ____________

      Total current assets                      37,887,320       34,876,632
                                              ____________     ____________
Other assets:
    Land inventories                             8,345,116        7,777,942
    Mortgages and notes receivable, net of
      current portion (note 3)                     588,860        1,531,947
    Investments                                    955,779        1,016,526
                                              ____________     ____________

      Total other assets                         9,889,755       10,326,415
                                              ____________     ____________

Property, buildings and equipment (note 5)      96,709,440       97,029,453
Less accumulated depreciation                  (26,763,790)     (27,728,927)
                                              ____________     ____________

      Net property, buildings and equipment     69,945,650       69,300,526
                                              ____________     ____________

      Total assets                            $117,722,725     $114,503,573
                                              ____________     ____________
                                              ____________     ____________











                                                        August 31,
                                                   1997           1996
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  1,158,012   $  1,070,092
    Due to profit sharing plan (note 7)             230,545        223,152
    Accrued ad valorem taxes                      1,253,053      1,095,427
    Accrued road commitment (note 10)               212,075      1,236,340
    Accrued expenses                                329,772        142,047
    Income taxes payable                            934,895        190,639
    Deferred income taxes (note 8)                  869,763      1,157,169
                                               ____________   ____________

      Total current liabilities                   4,988,115      5,114,866

Notes payable to a banks (note 6)                12,856,000     20,630,000
Deferred income taxes (note 8)                   11,712,806     11,291,936
Deferred retirement benefits (note 7)                13,259         84,117
                                               ____________   ____________

      Total liabilities                          29,570,180     37,120,919
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,027,827 in 1997 and 1996                  7,027,827      7,027,827
    Unrealized gains on marketable securities
      (note 2)                                      913,059        261,686
    Retained earnings                            80,211,659     70,093,141
                                               ____________   ____________

      Total stockholders' equity                 88,152,545     77,382,654
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $117,722,725   $114,503,573
                                               ____________   ____________
                                               ____________   ____________



See accompanying notes to consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          1997         1996         1995
                                      ___________  ___________  ___________
Revenue:
  Citrus (note 9)                     $22,287,006  $22,966,004  $19,673,501
  Sugarcane                             4,966,837    5,850,764    6,025,745
  Ranch                                 4,875,826    3,795,612    2,952,214
  Forest products                         224,090      196,906      146,196
  Rock products and sand                1,257,665      934,992      955,461
  Oil lease and land rentals              831,254      679,039      677,712
  Profit on sales of real estate       11,753,199      550,578    8,026,209
  Interest and investment income        1,136,928    1,033,124      998,185
  Other income                             99,872       81,817      115,760
                                      ___________  ___________  ___________

      Total revenue                    47,432,677   36,088,836   39,570,983
                                      ___________  ___________  ___________
Costs and expenses (including charges
  from affiliate) (note 9):
  Citrus production, harvesting and
    marketing                          17,436,648   15,381,924   14,261,502
  Sugarcane production, harvesting
    and hauling                         4,136,302    4,147,284    4,265,976
  Ranch                                 4,110,969    5,429,239    2,446,117
  Real estate                             481,870      494,281      441,535
  Interest (note 6)                       444,217      990,082    1,175,599
  Other, general and administrative
    expenses                            2,972,863    2,826,422    2,514,573
                                      ___________  ___________  ___________

      Total costs and expenses         29,582,869   29,269,232   25,105,302
                                      ___________  ___________  ___________

      Income before income taxes       17,849,808    6,819,604   14,465,681

Provision for income taxes (note 8)     6,677,116    2,380,414    5,524,311
                                      ___________  ___________  ___________

      Net Income                       11,172,692  $ 4,439,190  $ 8,941,370
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted average number of shares
  outstanding                           7,027,827    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Per share amounts:
  Net income                          $      1.59  $       .63  $      1.27
  Dividends                                   .15  $       .35  $       .25

See accompanying notes to consolidated financial statements.

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                      Unrealized
                                   Common Stock                        Gains On
                         Preferred  Shares                 Retained     Securi-
                           Stock    Issued      Amount     Earnings      ities
                           _____  _________  __________  ___________    _______
Balances, August 31, 1994  $  -   7,027,827  $7,027,827  $60,929,277    $  -
________________________

  Net income for the year
    ended August 31, 1995     -         -           -      8,941,370       -
  Unrealized gains on
    securities                -         -           -            -     264,739
  Dividends paid              -         -           -     (1,756,957)      -
                          ______  _________  __________  ___________  ________

Balances, August 31, 1995     -   7,027,827   7,027,827   68,113,690   264,739
________________________

  Net income for the year
    ended August 31, 1996     -         -           -      4,439,190       -
  Unrealized losses on
    securities                -         -           -            -      (3,053)
  Dividends paid              -         -           -     (2,459,739)      -
                          ______  _________  __________  ___________  ________

Balances, August 31, 1996     -   7,027,827   7,027,827   70,093,141   261,686
________________________

Net income for the year
  ended August 31, 1997       -         -           -     11,172,692       -
Unrealized gains on
  securities                  -         -           -            -     651,373
Dividends paid                -         -           -     (1,054,174)      -
                          ______  _________  __________  ___________  ________

Balances, August 31, 1997 $   -   7,027,827  $7,027,827  $80,211,659  $913,059
                          ______  _________  __________  ___________  ________
                          ______  _________  __________  ___________  ________


See accompanying notes to consolidated financial statements.









                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended August 31,
                                                             1997           1996           1995
                                                         ___________    ___________    ___________

Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net Income                                             $11,172,692    $ 4,439,190    $ 8,941,370
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                        4,240,117      4,136,333      4,177,199
      Gain on breeding herd sales                           (526,266)      (255,277)      (185,422)
      Deferred income tax expense, net                      (259,533)      (607,302)     2,906,324
      Deferred retirement benefits                           (63,465)      (130,828)      (213,796)
      Net gain on sale of marketable securities             (414,669)      (128,473)       (14,511)
      Road commitment payments                            (1,024,265)      (401,698)      (465,013)
      Loss on sale of property and equipment                 424,915        305,485        157,334
      Gain on real estate sales                          (11,957,753)      (379,734)    (8,011,703)
      Increase in land inventories                          (567,174)      (455,202)      (565,191)
      Cash provided by (used for) changes in:
        Accounts receivable                                1,975,901     (2,443,469)       (53,005)
        Inventories                                       (2,845,384)      (227,391)    (2,375,786)
        Other assets                                         (31,425)        94,118         14,758
        Accounts payable and accrued expenses                433,271        126,145       (455,575)
        Income taxes payable                                 744,256        (63,754)       198,090
                                                         ___________    ___________    ___________

          Net cash provided by operating activities        1,301,218      4,008,143      4,055,073
                                                         ___________    ___________    ___________























                                                                   Years Ended August 31,
                                                             1997           1996           1995
                                                         ____________   ____________   ___________

Cash flows from investing activities:
  Purchases of property and equipment                     (5,752,072)    (7,141,814)    (8,340,284)
  Proceeds from disposals of property and equipment          608,658        364,398        233,813
  Proceeds from sale of real estate                       12,060,060        420,364      8,322,300
  Purchases of other assets                                 (100,896)      (215,575)      (115,108)
  Proceeds from the sale of other assets                     161,643        124,834            -
  Purchases of marketable securities                      (4,694,859)    (3,848,245)    (1,900,519)
  Proceeds from sales of marketable securities             4,367,008      3,756,639      1,622,586
  Collection of mortgages and notes receivable               909,120        695,321        719,631
                                                         ___________     __________     __________
          Net cash provided by (used for)
            investing activities                           7,558,662     (5,844,078)       542,419
                                                         ___________     __________     __________
Cash flows from financing activities:
  Proceeds of bank loans                                  18,749,000     17,316,000     17,666,002
  Repayment of loans                                     (26,523,000)   (12,741,000)   (20,325,000)
  Dividends paid                                          (1,054,174)    (2,459,739)    (1,756,957)
                                                         ___________     ___________    __________

          Net cash provided by (used for)
            financing activities                          (8,828,174)     2,115,261     (4,415,955)
                                                         ___________     ___________    __________

          Net increase in cash
            and cash investments                              31,706        279,326        181,537

Cash and Cash investments:
  At beginning of year                                     1,428,059      1,148,733        967,196
                                                         ___________     ___________    ___________

  At end of year                                         $ 1,459,765     $ 1,428,059    $ 1,148,733
                                                         ___________     ___________    ___________
                                                         ___________     ___________    ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest, net of amount capitalized      $  396,988     $   886,239    $ 1,079,939
                                                        ___________     ___________    ___________
                                                        ___________     ___________    ___________

  Cash paid for income taxes                            $ 6,183,310     $ 3,186,861    $ 2,419,600
                                                        ___________     ___________    ___________
                                                        ___________     ___________    ___________





See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 1997, 1996 and 1995


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

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,007,211, $1,087,921, and $1,770,146 during fiscal years 1997, 1996 and 1995, respectively.

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

(1), Continued

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

     (j)  Reclassifications
          _________________

          Certain amounts from 1996 and 1995 have been reclassified to conform to the 1997 presentation.

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

(l)  Financial Instruments and Accruals
     __________________________________

     The carrying amounts in the consolidated balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items. The carrying amounts reported for the Company's long-term debt approximate fair value, because the instrument is a variable rate note which reprices frequently.

(2)  Marketable Securities Available for Sale
     ________________________________________

     The Company has classified 100% of its investments in marketable securities as available-for-sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stock-holders' equity until realized.

     The amortized cost and estimated fair values of marketable securities available for sale at August 31, 1997 and 1996 (in thousands) were as follows:

                                 1997                                         1996
              __________________________________________  __________________________________________
                                 Gross         Estimated                     Gross         Estimated
                               Unrealized        Market                    Unrealized        Market
                 Cost       Gains    Losses      Value       Cost       Gains    Losses      Value
              __________  ________  ________  __________  __________  ________  ________  __________

Equity
  securities    $7,793      $1,450    $48       $ 9,195     $6,486      $421      $107      $6,800

Debt
  securities     2,155          76     13         2,218      2,721       119        14       2,826
                ______      ______    ___       _______     ______      ____      ____      ______
Marketable
  securities
  available
  for sale      $9,948      $1,526    $61       $11,413     $9,207      $540      $121      $9,626
                ______      ______    ___       _______     ______      ____      ____      ______
                ______      ______    ___       ______      ______      ____      ____      ______


















At August 31, 1997, debt instruments (net of mutual funds of $1,040,007) are collectible as follows: $2,000 within one year, $164,000 between one and five years, $348,381 between five and ten years, and $601,102 thereafter.


(3)  Notes Receivable
     ________________

     Notes receivable include mortgage and other notes receivable. Mortgage notes receivable arose principally from real estate sales. The balances (in thousands) at August 31, 1997 and 1996 are as follows:

                                                        1997      1996
                                                       ______    ______

     Mortgage notes receivable on
       retail land sales, net                          $  383    $  448
     Mortgage notes receivable on bulk land sales         936     1,735
     Other notes receivable                               171       216
                                                       ______    ______

              Total mortgage notes receivable           1,490     2,399
     Less current portion                                 901       867
                                                       ______    ______

              Non-current portion                      $  589    $1,532
                                                       ______    ______
                                                       ______    ______

     At August 31, 1997, substantially all contracts and mortgages on retail land sales were collectible over periods ranging from 1 to 10 years with expected maturities as follows: $45 thousand in 1998, $68 thousand in 1999, $59 thousand in 2000, $53 thousand in 2001, $50 thousand in 2002, and $108 thousand thereafter.

     At August 31, 1997, notes receivable, other than those from retail land sales, were collectible over periods ranging from 1 to 4 years with expected maturities as follows: $856 thousand in 1998, $178 thousand in 1999, $8 thousand in 2000, and $65 thousand in 2001.

(4)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 1997 and 1996 is shown below:

                                                 1997         1996
                                               _______      _______


          Unharvested fruit crop on trees      $ 6,909      $ 7,064
          Unharvested sugarcane                  2,322        2,231
          Beef cattle                            6,993        3,937
          Sod                                      163           53
                                               _______      _______

               Total inventories               $16,387      $13,285
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

(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 1997 and 1996 is shown below:

                                                             Estimated Use-
                                               1997     1996    ful Lives
                                             _______  _______  ___________
          Breeding herd                      $12,127  $13,184   5-7 years
          Buildings                            2,973    3,038   5-40 years
          Citrus trees                        19,820   20,109  22-40 years
          Sugarcane                            2,768    2,651   4-15 years
          Equipment and other facilities      24,477   24,624   3-40 years
                                             _______  _______

             Total depreciable properties     62,165   63,606
          Less accumulated depreciation       26,763   27,729
                                             _______  _______

             Net depreciable properties       35,402   35,877
          Land and land improvements          34,544   33,424
                                             _______  _______
             Net property, buildings
               and equipment                 $69,946  $69,301
                                             _______  _______
                                             _______  _______

     The Company's citrus trees, fruit crop, unharvested sugarcane and cattle are partially uninsured.

(6)  Indebtedness
     ____________

The Company has unsecured financing agreements with commercial banks that permit the Company to borrow up to $3,000,000 which is due on demand and up to $27,000,000 which is due in January 1999. Under these agreements, there was no current debt as of August 31, 1997 and 1996. The total amount of long-term debt under this agreement at August 31, 1997 and 1996 was $12,856,000 and $20,630,000 respectively.

Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 1997, 1996 and 1995 was as follows:

                                             1997      1996      1995
                                            ______    ______    ______

          Interest expense                  $  444    $  990    $1,176
          Interest capitalized                 618       703       576
                                            ______    ______    ______

               Total interest cost          $1,062    $1,693    $1,752
                                            ______    ______    ______
                                            ______    ______    ______

(7)  Employee Benefit Plans
     ______________________

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $230,545, $223,152 and $217,968 for the years ended August 31, 1997, 1996 and 1995, respectively.

Certain officers and employees also have employment contracts for additional retirement benefits, the cost of which is accruable on a present value basis over the remaining term of the employment agreements. The lives of such officers and employees have been insured as a means of funding such additional benefits. The accrued pension liability for these additional retirement benefits at August 31, 1997 and 1996 was $3,133 and $56,088, respectively.

Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 1997 and 1996 was $10,126 and $28,029, respectively.

Pension expenses for the additional retirement benefits were approximately $217,000, $191,000 and $167,000 for the years ended August 31, 1997, 1996 and 1995, respectively.

(8)  Income Taxes
     ____________

The provision for income taxes (in thousands) for the years ended August 31, 1997, 1996 and 1995 is summarized as follows:

                                       1997      1996      1995
                                      ______    ______    ______
          Current:
              Federal income tax      $5,919    $1,974    $1,980
              State income tax         1,000       353       322
                                      ______    ______    ______

                                       6,919     2,327     2,302
                                      ______    ______    ______
          Deferred:
              Federal income tax        (207)       48     2,911
              State income tax           (35)        5       311
                                      ______    ______    ______

                                        (242)       53     3,222
                                      ______    ______    ______
                 Total provision for
                   income taxes       $6,677    $2,380    $5,524
                                      ______    ______    ______
                                      ______    ______    ______

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 1997, 1996 and 1995:

                                       1997      1996      1995
                                      ______    ______    ______

          Expected income tax         $6,069    $2,319    $4,918
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       648       248       525
              Nontaxable interest
                and dividends           (120)     (174)     (180)
              Other reconciling
                items, net                80       (13)      261
                                      ______    ______    ______
              Total provision for
                income taxes          $6,677    $2,380    $5,524
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

At August 31, 1997 the Company had an unused charitable contribution carryover totaling $8,524,520. Management estimates that $1,000,000 will be used to reduce taxable income over the next three years. As a result, the estimated unusable portion of the carryover has been set up as the valuation amount in the deferred tax asset schedule below. The contri-bution carryover expires in 2000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                    1997       1996
                                  _______    _______
  Deferred Tax Assets:
    Contribution carryover        $(3,103)   $(3,851)
    Less valuation allowance        2,727      3,287
                                  _______    _______

    Net contribution carryover       (376)      (564)
    Beef cattle inventory            (131)      (136)
    Pension                           (84)      (116)
    Prepaid sales commissions        (489)       -
    Other                            (133)       (32)
                                  _______    _______

      Total gross deferred
        tax assets                 (1,213)      (848)
                                  _______    _______















(8), Continued
                                    1997       1996
                                  _______    _______

  Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane            432        999
    Deferred revenues               3,011      3,134
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)        9,265      8,208
    Mortgage notes receivable         348        643
    Other                             740        313
                                  _______    _______

      Total gross deferred
        tax liabilities            13,796     13,297
                                  _______    _______
  Net deferred income
        tax liabilities           $12,583    $12,449
                                  _______    _______
                                  _______    _______


The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1991, 1992, 1993 and 1994. When the examinations are resolved, any income taxes due will become currently payable. However, the majority of the proposed adjustments relate to the timing of certain income and expense items already provided for in the Company's deferred tax liability accounts.

Previously the Company had been under audit for the year ended August 31, 1990. A final settlement was reached in August of 1997. Payments totaling approximately $1.4 million resulted in a refund due of approximately $80 thousand. The items settled related to the timing of recognition of certain items previously expensed. The aforementioned payments increased interest expense by $124,784 and $263,000 during the fiscal years ended August 31, 1995 and 1996, respectively.

The adjustments proposed to date for the years ended August 31, 1991 and 1992 would potentially result in $3.3 million of additional income tax payments. Management anticipates a settlement regarding these years to occur within the next twelve months. No adjustments have yet been proposed for the years ended August 31, 1993 and 1994.

(9)  Related Party Transactions
     __________________________

     Citrus
     ______

Citrus revenues of $20,065,303, $20,386,090 and $17,398,420 were recognized for a portion of citrus crops sold under a marketing agreement with Ben
Hill Griffin, Inc. (Griffin) for the years ended August 31, 1997, 1996 and 1995, respectively. Griffin is the owner of 49.71 percent of the Company's common stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $5,549,080 and $7,758,469 at August 31, 1997 and 1996, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $7,335,825, $6,099,481, and $5,732,506 for the years ended August 31, 1997, 1996 and 1995, respectively. In addition, Griffin provided the harvesting services for citrus sold to an unrelated processor. The aggregate cost of these services was $779,715, $767,144 and $764,082 for the years ended August 31, 1997, 1996 and 1995, respectively. The accompanying balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $383,614 and $484,789 at August 31, 1997 and 1996, respectively.

Other Transactions
__________________

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $4,451,224, $5,535,086 and $4,190,784 during the years ended August 31, 1997, 1996 and 1995, respectively.

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

(11)  Business Segment Information
      ____________________________

The Company is primarily engaged in agricultural operations, which are subject to risk including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations (in thousands) for the years ended August 31, 1997, 1996 and 1995 is summarized as follows:

                                       1997        1996        1995
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 22,287    $ 22,966    $ 19,674
         Sugarcane                      4,967       5,851       6,026
         Ranch                          4,876       3,796       2,952
                                     ________    ________    ________

           Total agriculture           32,130      32,613      28,652
         Real estate                   11,753         551       8,026
         General corporate              3,550       2,925       2,893
                                     ________    ________    ________

           Consolidated total        $ 47,433    $ 36,089    $ 39,571
                                     ________    ________    ________
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  4,850    $  7,584    $  5,412
         Sugarcane                        831       1,704       1,760
         Ranch                            765      (1,633)        506
                                     ________    ________    ________

           Total agriculture            6,446       7,655       7,678
       Real estate                     11,271          56       7,585
       General corporate                3,550       2,925       2,893
                                     ________    ________    ________

           Total operating income      21,267      10,636      18,156
       Interest expense                  (444)       (990)     (1,176)
       General corporate expenses      (2,973)     (2,826)     (2,514)
                                     ________    ________    ________
           Income before
             income taxes            $ 17,850    $  6,820    $ 14,466
                                     ________    ________    ________
                                     ________    ________    ________

                                       1997        1996        1995
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  1,829    $  2,734    $  4,301
         Sugarcane                      1,890         967         743
         Ranch                          1,159       2,786       2,189
         Sod                               39          54          78
         Farm lands                       340         365         155
         Heavy equipment                   91          89         574
                                     ________    ________    ________

           Total agriculture            5,348       6,995       8,040
       General corporate                  404         147         300
                                     ________    ________    ________

           Consolidated total        $  5,752    $  7,142    $  8,340
                                     ________    ________    ________
                                     ________    ________    ________





                                       1997        1996        1995
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  1,818    $  1,706    $  1,731
         Sugarcane                        909         925         937
         Ranch                          1,101       1,040       1,035
         Sod                               17          49          81
         Farm lands                        19          11           5
         Heavy equipment                  306         311         295
                                     ________    ________    ________

           Total agriculture            4,170       4,042       4,084
       General corporate                   70          94          93
                                     ________    ________    ________

           Consolidated total        $  4,240    $  4,136    $  4,177
                                     ________    ________    ________
                                     ________    ________    ________

     Identifiable assets:
       Agriculture:
         Citrus                      $ 45,361    $ 47,874    $ 43,449
         Sugarcane                     23,746      22,846      22,154
         Ranch                         16,355      13,710      12,619
         Sod                              379         247       1,474
         Farm lands                     1,561       1,240         887
         Heavy equipment                1,246       1,461       1,699
                                     ________    ________    ________

           Total agriculture           88,648      87,378      82,282
       Real estate                      9,835      10,177      10,417
       General corporate               19,240      16,949      16,308
                                     ________    ________    ________

           Consolidated total        $117,723    $114,504    $109,007
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

                                SELECTED QUARTERLY FINANCIAL DATA
                                            (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended
August 31, 1997 and August 31, 1996, is as follows:
                                                        Quarters Ended

                           November 30,    Feb. 28, Feb. 29,       May 31,           August 31,
                          1996     1995      1997     1996      1997     1996      1997     1996
                        _______  _______   _______  _______   _______  _______   _______  _______
Revenue:
  Citrus                $ 2,093  $ 4,170   $ 9,826  $ 7,133   $ 8,527  $ 8,721   $ 1,841  $ 2,942
  Sugarcane               1,078    1,386     3,518    4,022       153      355       218       88
  Ranch                     838    1,535     1,661      196     1,741    1,533       636      532
  Property sales             24       17    11,384       80        15       91       330      363
  Interest                  244      352       351      260       353      234       189      187
  Other revenues            535      364       494      429       661      506       723      592
                        _______  _______   _______  _______   _______  _______   _______  _______

    Total revenue         4,812    7,824    27,234   12,120    11,450   11,440     3,937    4,704
                        _______  _______   _______  _______   _______  _______   _______  _______

Costs and expenses:
  Citrus                  1,789    3,375     8,596    5,631     5,916    5,090     1,136    1,286
  Sugarcane                 828    1,051     3,263    3,147       -        -          45      (51)
  Ranch                     566    1,529     1,344      144     1,642    3,198       559      558
  Interest                  249      136        60      173        73      487        62      194
  Other                     816      748       744      866       673      585     1,222    1,122
                        _______  _______   _______   _______  _______  _______   _______  _______
    Total costs and
      expenses            4,248    6,839    14,007     9,961    8,304    9,360     3,024    3,109
                        _______  _______   _______   _______  _______  _______   _______  _______

Income before
  income taxes              564      985    13,227     2,159    3,146    2,080       913    1,595

Provision for
  income taxes              182      338     4,970       759    1,154      857       371      426
                        _______  _______   _______   _______  _______   _______  _______  _______

Net income              $   382  $   647   $ 8,257   $ 1,400  $ 1,992   $ 1,223  $   542  $ 1,169
                        _______  _______   _______   _______  _______   _______  _______  _______
                        _______  _______   _______   _______  _______   _______  _______  _______

Net income
  per share             $   .06  $   .09  $   1.17   $   .20  $   .28   $   .17  $   .08  $   .17
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

     The information called for regarding directors is incorporated by reference to Proxy Statement dated November 10, 1997.

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

Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 11, 12 and 13 is incorporated by reference to Proxy Statement dated November 10, 1997.

                                    PART IV
                                    _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
_____________________________________________________________________
                  on Form 8-K.
                  ____________

(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets  -  August 31, 1997 and 1996

       Consolidated Statements of Operations - For the Years Ended August 31, 1997, 1996 and 1995

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 1997, 1996 and 1995

(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 1997 and 1996  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - For Year Ended August 31, 1997

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 1997, 1996 and 1995

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 1997, 1996 and 1995

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 1997, 1996 and 1995

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

(b)3.  Reports on Form 8-K:
       ___________________

       Form 8-K dated December 3, 1996 regarding re-election of
       Directors and election of Officers.



* Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.






                                          ALICO, INC.

                                          SCHEDULE I

                        Marketable Securities and Other Investments

                                        August 31, 1997


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
and Title of       Amounts of Bonds                         Issue at Balance Sheet   Carried in the
Each Issue         and Notes           Cost of Each Issue   Date                     Balance Sheet
______________     ________________    __________________   ______________________   _______________

Municipal Bonds       $  751,512           $  751,512             $   794,872           $   794,872

Mutual Funds          $4,607,653            4,607,653               5,833,612             5,833,612

Preferred Stocks         106,900            2,728,319               2,794,879             2,794,879

Common Stocks             35,778            1,282,737               1,416,313             1,416,313

Other Investments     $  578,591              578,591                 573,239               573,239
                                           __________             ___________           ___________

     Total:                                $9,948,812             $11,412,915           $11,412,915
                                           __________             ___________           ___________
                                           __________             ___________           ___________



                                                    ALICO, INC.

                                                    SCHEDULE V

                                          PROPERTY, PLANT AND EQUIPMENT

COLUMN A                         COLUMN B     COLUMN C     COLUMN D         COLUMN E        COLUMN F
________                         _________    _________   ___________    ______________    __________

                                  Balance                                 Other Changes    Balance at
                                 Beginning    Additions   Retirements      Debit and/or     Close of
Description                      of Period     at Cost      or Sales      Credit-Describe    Period
___________                      _________    _________   ___________    ________________  ____________

For Year Ended August 31, 1997
______________________________
Land                             $14,504,916  $  334,165  $  470,119     $                 $14,368,962
Roads                                745,525     207,656                                       953,181
Agricultural Land Preparation          9,906                                                     9,906
Forest Improvements                  100,026                                                   100,026
Pasture Improvements               2,801,321     155,453                                     2,956,774
Buildings                          3,037,575       6,007      70,096                         2,973,486
Feeding and Watering Facilities
  for Cattle Herd                     36,067                   1,900                            34,167
Water Control Facilities             871,337                 866,000                             5,337
Fences                               270,133      34,484      12,420                           292,197
Cattle Pens                          134,955                                                   134,955
Citrus Groves, Including
  Irrigation Systems              38,634,654   1,532,126   1,744,166                        38,422,614
Equipment                          6,999,963     563,979     283,365                         7,280,577
Breeding Herd                     13,184,291     935,625   1,993,227                        12,126,689
Sugarcane-Land Preparation, Etc.  14,304,486   1,603,607     630,792                        15,277,301
Sod-Land Preparation, Etc.           141,922      39,016                                       180,938
Farm Land Preparation              1,252,376     339,954                                     1,592,330
                                 ___________  __________  __________    ________________   ___________
                                 $97,029,453  $5,752,072  $6,072,085    $              0   $96,709,440
                                 ___________  __________  __________    ________________   ___________
                                 ___________  __________  __________    ________________   ___________









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

COLUMN A                        COLUMN B      COLUMN C      COLUMN D       COLUMN E       COLUMN F
________                       __________    __________    ___________  ______________   ___________

                                              Additions
                                Balance       Charged To                 Other Changes   Balance at
                               Beginning    Profit & Loss                 Add (Deduct)    Close of
Description                    of Period      of Income   Retirements       Describe
___________                    __________    __________   ___________  _______________   __________

For Year Ended August 31, 1997
______________________________
Buildings                      $ 1,152,448   $  139,550   $    70,096                   $ 1,221,902
Feeding and Watering Facilities
  for Cattle Herd                   24,044        1,915         1,900                        24,059
Water Control Facilities           866,000                    866,000                             0
Fences                             112,016       24,421        12,420                       124,017
Cattle Pens                         43,362       13,951                                      57,313
Citrus Groves, Including
  Irrigation Systems            10,189,551    1,448,900     1,744,166                     9,894,285
Equipment                        4,106,878      822,968       283,365                     4,646,481
Breeding Herd                    7,518,756      939,309     1,596,516                     6,861,549
Roads                               10,731       21,366                                      32,097
Sugarcane-Land Preparation,Etc.  3,683,734      807,626       630,791                     3,860,569
Sod-Land Preparation,Etc.            2,054        1,903                                       3,957
Farm Land Preparation               19,353       18,208                                      37,561
                               ___________   __________   __________       _______      ___________

                               $27,728,927   $4,240,117   $5,205,254            $0      $26,763,790
                               ___________   __________   __________       _______      ___________
                               ___________   __________   __________       _______      ___________



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

                                            SCHEDULE  IX
                                            ____________

                            SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            __________________________________________


____________________________________________________________________________________________________

         COLUMN A                                                    COLUMN B
____________________________________________________________________________________________________


                                                     Charged to Costs and Expenses
                                                     _____________________________

                                                         Years Ended August 31,
                                                         ______________________

           Item                              1997                  1996                   1995
           ____                              ____                  ____                   ____

1.  Maintenance and repairs              $  990,184            $  858,253             $  948,602


2.  Taxes, other than payroll
    and income taxes                      1,755,168             1,476,159              1,539,544




                                                           EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 1997:


          Number of shares outstanding at August 31, 1996        7,027,827
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 1997        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/96  -  8/31/97                    7,027,827
                                                                 _________
                                                                 _________

                                                               EXHIBIT 12




                                   ALICO, INC.



Computation of Ratios:



                1996    Current Assets           $34,876,632
                        Current Liabilities        5,114,866

                        34,876,632 divided by 5,114,866  =  6.82:1





                1997    Current Assets           $37,887,320
                        Current Liabilities        4,988,115

                        37,887,320 divided by 4,988,115  =  7.59:1

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 11, 1997                             Ben Hill Griffin, III
Date                                          President, Chief Executive
                                              Officer and Director
                                              (Signature)


November 11, 1997                             W. Bernard Lester
Date                                          Executive Vice President,
                                              Chief Operating Officer and
                                              Director
                                              (Signature)


November 11, 1997                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


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

November 11, 1997
Date