Form 10-Q
period 1997-11-30
ALICO INC
filed 1998-01-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 1997.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at January 15, 1998.


                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)
                                                         (Unaudited)
                                                Three Months Ended November 30,
                                                     1997             1996
                                                _______________________________

Revenue:
     Citrus                                      $ 3,814,858      $ 2,093,471
     Sugarcane                                     1,699,690        1,077,707
     Ranch                                         3,099,678          838,407
     Rock products and sand                          312,082          345,945
     Oil lease and land rentals                      159,896          140,338
     Forest products                                  44,491           26,928
     Profit on sales of real estate                  627,660           23,719
     Interest and investment income                  295,532          243,596
     Other                                            14,599           21,640
                                                 ___________      ___________

          Total revenue                           10,068,486        4,811,751
                                                 ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   3,443,008        1,789,031
     Sugarcane production and harvesting           1,475,296          828,138
     Ranch                                         2,818,387          565,571
     Real estate expenses                            103,625          113,372
     Interest                                        169,995          248,943
     Other, general and administrative               588,048          702,535
                                                ____________      ___________

        Total costs and expenses                   8,598,359        4,247,590
                                                ____________      ___________

Income before income taxes                         1,470,127          564,161
Provision for income taxes                           522,789          182,129
                                                ____________      ___________

Net income                                           947,338          382,032

Retained earnings beginning of period             80,211,659       70,093,141
Dividends paid                                    (4,216,696)      (1,054,174)
                                                 ___________      ___________

Retained earnings end of period                   76,942,301       69,420,999
                                                 ___________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827
                                                 ___________      ___________
                                                 ___________      ___________
Per share amounts:
     Net income                                  $       .13      $       .05
     Dividends                                   $       .60      $       .15

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                                (Unaudited)         (Audited)
                                           November 30, 1997   August 31, 1997
          ASSETS
Current assets:
     Cash and cash investments                 $  1,281,865       $  1,459,765
     Marketable Securities                       12,117,580         11,412,915
     Accounts and mortgage notes receivable       8,399,730          8,358,049
     Inventories                                 15,148,090         16,387,128
     Other current assets                           593,697            269,463
                                               ____________       ____________

          Total current assets                   37,540,962         37,887,320

Mortgage notes receivable, non-current              542,440            588,860
Land held for development and sale                8,452,124          8,345,116
Investments                                         938,247            955,779
Property, buildings and equipment                98,200,126         96,709,440
Less:  Accumulated depreciation                 (27,570,024)       (26,763,790)
                                               ____________       ____________

          Total assets                         $118,103,875       $117,722,725
                                               ____________       ____________
                                               ____________       ____________
























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            (Unaudited)             (Audited)
                                         November 30, 1997       August 31, 1997
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                       $    946,393          $  1,158,012
     Due to profit sharing plan                      -                 230,545
     Accrued ad valorem taxes                  1,083,539             1,253,053
     Accrued road commitment (See Note 6)        123,139               212,075
     Accrued expenses                            170,697               329,772
     Income taxes payable                        935,302               934,895
     Deferred income taxes                       543,110               869,763
                                            ____________          ____________

          Total current liabilities            3,802,180             4,988,115

Notes payable to banks                        17,356,000            12,856,000

Deferred income taxes                         11,927,423            11,712,806

Deferred retirement benefits                       1,682                13,259
                                            ____________          ____________

          Total liabilities                   33,087,285            29,570,180
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Unrealized gains on marketable securities      1,046,462               913,059

Retained earnings                             76,942,301            80,211,659
                                            ____________          ____________

     Total stockholders' equity               85,016,590            88,152,545
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $118,103,875           117,722,725
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                ALICO, INC. AND SUBSIDIARY                         FORM 10-Q
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                         (Unaudited)
                                                 Three Months Ended November 30,
                                                      1997             1996
                                                 _______________________________
Cash flows from operating activities:
     Net income                                    $  947,338       $  382,032
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                              1,140,337        1,068,727
          Accrued road commitment                     (88,936)            (879)
          Net decrease in current assets and
            liabilities                               140,986       (2,338,635)
          Deferred income taxes                      (192,523)         (38,498)
          Other                                      (945,573)        (383,944)
                                                   __________       __________
            Net cash provided from (used for)
              operating activities                  1,001,629       (1,311,197)
                                                   __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (1,833,714)      (1,896,769)
     Proceeds from sales of property and equipment    789,258          230,069
     Purchases of marketable securities              (994,553)      (1,371,101)
     Proceeds from sales of marketable securites      567,965        1,097,382
                                                   __________       __________
            Net cash used for
              investing activities                 (1,471,044)      (1,940,419)
                                                   __________       __________
Cash flows used for financing activities:

     Notes receivable collections                       8,211           60,262
     Repayment of bank loan                        (5,435,000)      (1,950,000)
     Proceeds from bank loan                        9,935,000        5,870,000
     Dividends paid                                (4,216,696)      (1,054,174)
                                                   __________       __________

            Net cash provided from
              financing activities                    291,515        2,926,088
                                                   __________       __________
            Net increase (decrease) in
              cash and cash investments            $ (177,900)      $ (325,528)
                                                   __________       __________
                                                   __________       __________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                          $  144,670       $  225,056
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $  798,000       $  137,500
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1997.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 1997 and August 31, 1997 and the consolidated results of operations and cash flows for the three months ended November 30, 1997 and 1996.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $663,413 in 1997 and $370,130 in 1996. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             1997                1997
                                         ____________         __________

    Unharvested fruit crop on trees        $ 7,211             $ 6,909
    Unharvested sugarcane                    1,925               2,322
    Beef cattle                              5,786               6,993
    Sod                                        226                 163
                                           _______             _______

         Total inventories                 $15,148             $16,387
                                           _______             _______
                                           _______             _______



4.  Income taxes:

The provision for income taxes for the quarters ended November 30, 1997 and 1996 is summarized as follows:

                                          Three Months Ended November 30,
                                              1997                 1996
                                          _______________________________


     Current:
          Federal income tax              $  542,685           $  186,901
          State income tax                    94,523               33,727
                                          __________           __________

                                             637,208              220,628
                                          __________           __________

     Deferred:
          Federal income tax                (103,382)             (34,785)
          State income tax                   (11,037)              (3,714)
                                          __________           __________

                                            (114,419)             (38,499)
                                          __________           __________
             Total provision for
               income taxes               $  522,789           $  182,129
                                          __________           __________
                                          __________           __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended November 30, 1997 and 1996:

                                          Three Months Ended November 30,
                                             1997                 1996
                                          _______________________________

          Expected income tax             $  499,843           $  191,815
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit                53,366               20,479
          Nontaxable interest and
            dividends                        (25,514)             (22,939)
          Other reconciling items,
            net                               (4,906)              (7,226)
                                          __________           __________
              Total provision for
                income taxes              $  522,789           $  182,129
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

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $30 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in 1999 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agree-ment at November 30, 1997 and August 31, 1997 was $17,356,000 and $12,856,000,
respectively.

Interest cost expensed and capitalized during the three months ended November 30, 1997 and November 30, 1996 was as follows:
                                      1997                1996
                                    ________            ________

          Interest expensed         $169,995            $248,943
          Interest capitalized        84,803             139,699
                                    ________            ________

              Total interest cost   $254,798            $388,642
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










7.  Dividends:

On October 7, 1997 the Company declared a year-end dividend of $.15 per share and a special dividend of $.45 per share, which were paid on November 7, 1997.

8.  Accountants' review report:

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














































ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $33,738,782 at November 30, 1997, up from $32,899,205 at August 31, 1997. As of November 30, 1997, the Company had cash and cash investments of $1,281,865 compared to $1,459,765 at August 31, 1997.
Marketable securities increased from $11,412,915 to $12,117,580 during the same period. The ratio of current assets to current liabilities increased from 7.60 to 1 at August 31, 1997 to 9.87 to 1 at November 30, 1997. Total assets increased by $381,150 from $117,722,725 at August 31, 1997 to $118,103,875 at
November 30, 1997.

The working capital increase ($839,577) resulted from an increase in cash provided by operations.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $12.6 million at November 30, 1997.

RESULTS OF OPERATIONS:

Income before income taxes and net income increased $905,966 and $565,306, respectively, during the first quarter of fiscal 1998, when compared to the same period a year ago. The increases were largely due to an increase in earnings from real estate activities ($524,035 for the three months ended
November 30, 1997 vs. a loss of ($89,653) for the three months ended November 30,
1996). Additionally, agricultural earnings for the period were slightly higher when compared to the first quarter of fiscal 1997 ($877,535 for the three months ended November 30, 1997 vs. $826,845 for the three months ended November 30,
1996).

Citrus earnings increased during the first quarter of fiscal 1998, when compared to the same period last year ($371,850 vs. $304,440). This was due to the recognition of additional revenues from the prior year's crop of $663,413 (see
Note 1 to the Condensed Consolidated Financial Statements). Lower market prices for citrus products have been experienced during the first quarter of fiscal year 1998. If this trend continues, it may result in lower earnings for this division.

Sugarcane earnings during the first quarter of fiscal 1998 approximated the same period a year ago, ($224,394 vs. $249,569 during the first quarter of fiscal
1998 and 1997, respectively). Total gross tons harvested during fiscal 1998 are expected to increase over those harvested in fiscal 1997, provided growing conditions are not negatively impacted by weather or other uncontrollable events. However, the increase in tonnage for the first quarter was offset by a decrease in sugar content, when compared to the same period a year ago.













                                                                       FORM 10-Q


ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued):

Earnings from ranching activities approximated those of a year ago ($281,291 during the first quarter of fiscal 1998, compared to $272,836 during the first quarter of fiscal 1997). Although more animals have been sold in the current period, prior year sales included a greater number of fully depreciated cows, which typically generate a higher profit margin per head sold.

The Company is continuing its marketing and permit activities for its land which surrounds the Florida Gulf Coast University.

During November of 1997, the Company announced an agreement with Miromar
Development, Inc. of Montreal, Canada to sell 550 acres of land surrounding the University site in Lee County for $9.35 million. The contract could possibly close as early as August of 1998. The contract calls for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. If the sale closes, it will generate a pretax gain of approximately
$8.7 million.

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
























                                                                     FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             November 30, 1997.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 2, 1997.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 15, 1998                          W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

January 15, 1998                          L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

January 15, 1998                          Patrick W. Murphy
Date                                      Controller
                                          (Signature)









                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of November 30, 1997, and the related condensed consolidated statements of operations and retained earnings for the three-month periods ended
November 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of
August 31, 1997 and the related consolidated statements of operations, stock-
holders' equity and cash flows for the year then ended (not presented herein);
and in our report dated October 10, 1997 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31,
1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
January 6, 1998













                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 1997:



    Number of shares outstanding at August 31, 1997       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 1997     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/97 - 11/30/97                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B


















