Form 10-K/A
period 1997-08-31
ALICO INC
filed 1998-02-25
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K/A

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

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                _________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 20, 1997 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by nonaffiliates was approximately $83,851,165.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 10, 1997 are incorporated by reference in Parts II and III, respectively.

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

The land (975 acres) was recorded as a donation in May 1994 when the title to the land was transferred. Design and planning costs, as well as the academic chairs, were accrued during the fourth quarter ending August 31, 1992 and were paid during November 1992. Of the $2.4 million commitment, accrued for road construction cost, $212,075 remained unpaid at August 31, 1997 (see footnote 10 to the Consolidated Financial Statements).

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

Executive Officers of the Company
_________________________________
Pursuant to General Instruction G(3) of Form 10-K/A, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1997.

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

                                              ALICO, INC.
                                              (Registrant)



February 24, 1998                             Ben Hill Griffin, III
Date                                          President, Chief Executive
                                              Officer and Director
                                              (Signature)


February 24, 1998                             W. Bernard Lester
Date                                          Executive Vice President,
                                              Chief Operating Officer and
                                              Director
                                              (Signature)


February 24, 1998                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


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

February 24, 1998
Date