Form 10-Q
period 1998-02-28
ALICO INC
filed 1998-04-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 1998.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at April 13, 1998.


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
                                        Feb. 28, 1998    Feb. 28, 1997      Feb. 28, 1998    Feb. 28, 1997
                                        _____________    _____________      _____________    _____________
Revenue:
     Citrus                              $ 8,372,605      $ 9,825,628        $12,187,463      $11,919,099
     Sugarcane                             2,796,753        3,517,719          4,496,443        4,595,426
     Ranch                                 1,143,736        1,661,053          4,243,414        2,499,460
     Rock products and sand                  263,586          265,317            575,668          611,262
     Oil lease and land rentals              104,113          146,898            264,009          287,236
     Forest products                          37,622           45,066             82,113           71,994
     Profit on sales of real estate            5,712       11,383,964            633,372       11,407,683
     Interest and investment income          324,505          351,232            620,037          594,828
     Other                                    28,076           37,228             42,675           58,868
                                         ___________      ___________        ___________      ___________

          Total revenue                   13,076,708       27,234,105         23,145,194       32,045,856
                                         ___________      ___________        ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                           6,557,629        8,596,388         10,000,637       10,385,419
     Sugarcane production and harvesting   2,240,340        3,263,134          3,715,636        4,091,272
     Ranch                                 1,014,643        1,343,907          3,833,030        1,909,478
     Real estate expenses                    110,794          116,373            214,419          229,745
     Interest                                208,335           60,332            378,330          309,275
     Other, general and administrative       670,050          626,462          1,258,098        1,328,997
                                         ___________      ___________        ___________      ___________

        Total costs and expenses          10,801,791       14,006,596         19,400,150       18,254,186
                                         ___________      ___________        ___________      ___________

Income before income taxes                 2,274,917       13,227,509          3,745,044       13,791,670
Provision for income taxes                   824,679        4,970,392          1,347,468        5,152,521
                                         ___________      ___________        ___________      ___________

Net income                                 1,450,238        8,257,117          2,397,576        8,639,149

Retained earnings beginning of period     76,942,301       69,420,999         80,211,659       70,093,141
Dividends paid                                   -                -           (4,216,696)      (1,054,174)
                                         ___________      ___________        ___________      ___________

Retained earnings end of period          $78,392,539      $77,678,116        $78,392,539      $77,678,116
                                         ___________      ___________        ___________      ___________
                                         ___________      ___________        ___________      ___________
Weighted average number of shares
  outstanding                              7,027,827        7,027,827          7,027,827        7,027,827
                                         ___________      ___________        ___________      ___________
                                         ___________      ___________        ___________      ___________
Per share amounts:
     Net income                          $       .21      $      1.17        $       .34      $      1.23
     Dividends                           $        -       $        -         $       .60      $       .15

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                              (Unaudited)         (Audited)
                                           February 28, 1998   August 31, 1997
          ASSETS
Current assets:
     Cash and cash investments                 $    895,279       $  1,459,765
     Marketable Securities                       12,902,859         11,412,915
     Accounts and mortgage notes receivable       9,197,389          8,358,049
     Inventories                                 13,981,919         16,387,128
     Other current assets                           173,466            269,463
                                               ____________       ____________

          Total current assets                   37,150,912         37,887,320

Mortgage notes receivable, non-current              530,065            588,860
Land held for development and sale                8,561,175          8,345,116
Investments                                         942,580            955,779
Property, buildings and equipment                98,571,971         96,709,440
Less:  Accumulated depreciation                 (28,024,184)       (26,763,790)
                                               ____________       ____________

          Total assets                         $117,732,519       $117,722,725
                                               ____________       ____________
                                               ____________       ____________
























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            (Unaudited)             (Audited)
                                         February 28, 1998       August 31, 1997
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                       $  1,438,632          $  1,158,012
     Due to profit sharing plan                      -                 230,545
     Accrued ad valorem taxes                    438,674             1,253,053
     Accrued expenses                            329,487               541,847
     Income taxes payable                        915,733               934,895
     Deferred income taxes                       197,229               869,763
                                            ____________          ____________

          Total current liabilities            3,319,755             4,988,115

Notes payable to banks                        15,256,000            12,856,000

Deferred income taxes                         12,430,783            11,712,806

Deferred retirement benefits                      34,291                13,259
                                            ____________          ____________

          Total liabilities                   31,040,829            29,570,180
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Unrealized gains on marketable securities      1,271,324               913,059

Retained earnings                             78,392,539            80,211,659
                                            ____________          ____________

     Total stockholders' equity               86,691,690            88,152,545
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $117,732,519           117,722,725
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                                      (Unaudited)
                                                          Feb. 28, 1998         Feb. 28, 1997
                                                          _____________         _____________
Cash flows from operating activities:
     Net income                                            $ 2,397,576           $ 8,639,149
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                       2,272,562             2,122,293
          Net decrease in current assets and
            liabilities                                        211,026             5,072,271
          Deferred income taxes                               (170,710)             (466,550)
          Gain on sale of real estate                         (616,268)          (11,407,683)
          Other                                               (603,317)              289,868
                                                           ___________           ___________
            Net cash provided from (used for)
              operating activities                           3,490,869             4,249,348
                                                           ___________           ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                    (2,411,878)           (3,575,782)
     Proceeds from sales of real estate                        650,000            10,952,060
     Proceeds from sales of other property
       and equipment                                           250,852               379,415
     Purchases of marketable securities                     (2,537,697)           (2,548,667)
     Proceeds from sales of marketable securites             1,788,792             2,469,760
                                                           ___________           ___________
            Net cash provided by (used for)
              investing activities                          (2,259,931)            7,676,786
                                                           ___________           ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                               21,272                96,523
     Repayment of bank loan                                (11,225,000)          (18,513,000)
     Proceeds from bank loan                                13,625,000             7,314,000
     Dividends paid                                         (4,216,696)           (1,054,174)
                                                           ___________           ___________

            Net cash provided from (used for)
              financing activities                          (1,795,424)          (12,156,651)
                                                           ___________           ___________
            Net increase (decrease) in
              cash and cash investments                    $  (564,486)          $  (230,517)
                                                           ___________           ___________
                                                           ___________           ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                                  $   362,251           $   372,364
                                                           ___________           ___________
                                                           ___________           ___________

     Cash paid for income taxes                            $ 1,612,600           $   597,500
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1997.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of its consolidated financial position at February 28, 1998 and August 31, 1997 and the consolidated results of operations and cash flows for the six months ended February 28, 1998 and 1997.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $2,536,337 in 1998 and $1,007,211 in 1997. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                         February 28,         August 31,
                                             1998                1997
                                         ____________         __________

    Unharvested fruit crop on trees        $ 6,153             $ 6,909
    Unharvested sugarcane                    1,054               2,322
    Beef cattle                              6,517               6,993
    Sod                                        258                 163
                                           _______             _______

         Total inventories                 $13,982             $16,387
                                           _______             _______
                                           _______             _______



4.  Income taxes:

The provision for income taxes for the quarters and six months ended February
28, 1998 and 1997 is summarized as follows:

                                       Three Months Ended                   Six Months Ended
                                 Feb. 28, 1998   Feb. 28, 1997       Feb. 28, 1998   Feb. 28, 1997
                                 _____________   _____________       _____________   _____________



     Current:
          Federal income tax        $678,251      $4,611,748          $1,220,936       $4,798,649
          State income tax            72,413         786,695             166,936          820,422
                                    ________      __________          __________       __________

                                     750,664       5,398,443           1,387,872        5,619,071
                                    ________      __________          __________       __________

     Deferred:
          Federal income tax          66,876        (386,761)            (36,506)        (421,546)
          State income tax             7,139         (41,290)             (3,898)         (45,004)
                                    ________      __________          __________       __________

                                      74,015        (428,051)            (40,404)        (466,550)
                                    ________      __________          __________       __________
             Total provision for
               income taxes         $824,679      $4,970,392          $1,347,468       $5,152,521
                                    ________      __________          __________       __________
                                    ________      __________          __________       __________


Following is a reconciliation of the expected income tax expense computed at the U. S. Federal statutory rate of 34% and the actual income tax provision for the quarters  and six months ended February 28, 1998 and 1997:

                                       Three Months Ended                   Six Months Ended
                                 Feb. 28, 1998   Feb. 28, 1997       Feb. 28, 1998   Feb. 28, 1997
                                 _____________   _____________       _____________   _____________

          Expected income tax       $773,472       $4,497,353         $1,273,315       $4,689,168
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit        82,579          480,159            135,945          500,638
          Nontaxable interest and
            dividends                (25,459)         (29,490)           (50,973)         (52,429)
          Other reconciling items,
            net                       (5,913)          22,370            (10,819)          15,144
                                    ________       __________         __________       __________
              Total provision for
                income taxes        $824,679       $4,970,392         $1,347,468       $5,152,521
                                    ________       __________           ________       __________
                                    ________       __________           ________       __________








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

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $30 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in 1999 and up to $3,000,000 which is due on demand. The total amount of long-term debt under this agree-ment at February 28, 1998 and August 31, 1997 was $15,256,000 and $12,856,000,
respectively.

Interest cost expensed and capitalized during the six months ended February 28, 1998 and February 28, 1997 was as follows:

                                      1998                1997
                                    ________            ________

          Interest expensed         $378,330            $309,275
          Interest capitalized       172,516             291,932
                                    ________            ________

            Total interest cost     $550,846            $601,207
                                    ________            ________
                                    ________            ________

6.  Accountants' review report:

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









ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $33,831,157 at February 28, 1998, up from $32,899,205 at August 31, 1997. As of February 28, 1998, the Company had cash and cash investments of $895,279 compared to $1,459,765 at August 31, 1997.
Marketable securities increased from $11,412,915 to $12,902,859 during the same period. The ratio of current assets to current liabilities increased to 11.19 to 1 at February 28, 1998 from 7.60 to 1 at August 31, 1997. Total assets increased by $9,794 to $117,732,519 at February 28, 1998 from $117,722,725 at
August 31, 1997.

The working capital increase of $931,952 is primarily resulting from an increase in cash provided by operations. With this cash, the Company paid several large current liabilities accrued at August 31, 1997, including ad valorem taxes of $1,083,000, and amounts due to the profit sharing plan of $230,000.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $14.7 million at February 28, 1998.

RESULTS OF OPERATIONS:

Net income for the three months ending February 28, 1998 decreased by $6,806,879 when compared to the second quarter of fiscal 1997, and $6,241,573 when compared to the six-month period then ended. Income before income taxes decreased
$10,952,592 and $10,046,626 for the three and six months ended February 28, 1998, respectively, when compared to the same periods a year ago. This was due to the sale of approximately 21,700 acres of land in Hendry County, Florida, to the State of Florida for $11.5 million in fiscal year 1997. The pretax gain from the sale totaled $11,334,156.

Earnings from agriculture activities increased from the prior year ($2,500,482 vs. $1,800,971 for the second quarter, and $3,378,017 vs. $2,627,816 during the first half of fiscal 1998 and 1997, respectively).

Citrus earnings increased both for the quarter ($1,814,976 during fiscal 1998 vs. $1,229,240 during fiscal 1997) and for the six months ($2,186,826 during fiscal 1998 vs. $1,533,680 during fiscal 1997) ended February 28, 1998 when compared to the prior year. Better than anticipated market prices for the prior year's crop (see Note 1 under Notes to Condensed Consolidated Financial
Statements) is the reason for the improved profitability of this division.

Sugarcane earnings were higher for both the quarter ($556,413 during fiscal 1998
vs. $254,585 during fiscal 1997) and for the six months ended February 28, 1998
($780,807 in 1998 vs. $504,154 in 1997) when compared to the prior year.
Improved yields per acre resulted in an increase in gross tons harvested from the prior year.





ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued)



Ranch earnings were slightly lower for both the quarter and six months ended
February 28, 1998 when compared to the prior year ($129,093 vs. $317,146 for the three months ended February 28, 1998 and February 28, 1997, respectively), and ($410,384 vs. $589,982 for the six months ending February 28, 1998 and February
28, 1997, respectively). Fewer fully depreciated animals were sold in the current year, causing the decrease.

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

































                                                                     FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             February 28, 1998.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



April 13, 1998                            W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

April 13, 1998                            L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

April 13, 1998                            Patrick W. Murphy
Date                                      Controller
                                          (Signature)










                                                        EXHIBIT A




                 Independent Accountants' Review Report
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of February 28, 1998, and the related condensed consolidated statements of operations and retained earnings for the three and six month periods ended February 28, 1998 and 1997, and the related condensed consolidated statements of cash flows for the six month periods ended February 28, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 10, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
March 26, 1998













                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 28, 1998:



    Number of shares outstanding at August 31, 1997       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at February 28, 1998     7,027,827

                                                          _________
                                                          _________



    Weighted Average 09/01/97 - 02/28/98                  7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B


















