Form 10-Q
period 1998-05-31
ALICO INC
filed 1998-07-10
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 1998.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share,
outstanding at July   , 1998.


                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (See Accountants' Review Report)
                                                 (Unaudited)                         (Unaudited)
                                             Three Months Ended                   Nine Months Ended
                                        May 31, 1998     May 31, 1997       May 31, 1998     May 31, 1997
                                        _____________    _____________      _____________    _____________
Revenue:
     Citrus                              $ 7,692,572      $ 8,526,853        $19,880,035      $20,445,952
     Sugarcane                             1,529,918          152,949          6,026,361        4,748,375
     Ranch                                 1,898,400        1,741,367          6,141,814        4,240,827
     Rock products and sand                  334,033          297,382            909,701          908,644
     Oil lease and land rentals              157,199          245,444            421,208          532,680
     Forest products                          27,216           88,305            109,329          160,299
     Gain on sales of real estate          448,871           15,311          1,082,243       11,422,994
     Interest and investment income          555,854          353,298          1,175,891          948,126
     Other                                    24,948           28,881             67,623           87,749
                                         ___________      ___________        ___________      ___________

          Total revenue                   12,669,011       11,449,790         35,814,205       43,495,646
                                         ___________      ___________        ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                           6,069,739        5,915,914         16,070,376       16,301,333
     Sugarcane production and harvesting     824,211              -            4,539,847        4,091,272
     Ranch                                 1,686,088        1,642,271          5,519,118        3,551,749
     Real estate expenses                    117,652          125,349            332,071          355,094
     Interest                                256,106           73,113            634,436          382,388
     Other, general and administrative       639,594          547,708          1,897,692        1,876,705
                                         ___________      ___________        ___________      ___________

        Total costs and expenses           9,593,390        8,304,355         28,993,540       26,558,541
                                         ___________      ___________        ___________      ___________

Income before income taxes                 3,075,621        3,145,435          6,820,665       16,937,105
Provision for income taxes                 1,173,587        1,153,420          2,521,055        6,305,941
                                         ___________      ___________        ___________      ___________

Net income                                 1,902,034        1,992,015          4,299,610       10,631,164

Retained earnings beginning of period     78,392,539       77,678,116         80,211,659       70,093,141
Dividends paid                                   -                -           (4,216,696)      (1,054,174)
                                         ___________      ___________        ___________      ___________

Retained earnings end of period          $80,294,573      $79,670,131        $80,294,573      $79,670,131
                                         ___________      ___________        ___________      ___________
                                         ___________      ___________        ___________      ___________
Weighted average number of shares
  outstanding                              7,027,827        7,027,827          7,027,827        7,027,827
                                         ___________      ___________        ___________      ___________
                                         ___________      ___________        ___________      ___________
Per share amounts:
     Earnings - Basic and Diluted        $       .27      $       .28        $       .61      $      1.51
     Dividends                           $        -       $        -         $       .60      $       .15

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY                                 FORM 10-Q
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                              (Unaudited)          (Audited)
                                              May 31, 1998      August 31, 1997
          ASSETS
Current assets:
     Cash and cash investments                 $    682,333       $  1,459,765
     Marketable Securities                       13,392,724         11,412,915
     Accounts and mortgage notes receivable      10,814,471          8,358,049
     Inventories                                 14,079,153         16,387,128
     Other current assets                           403,722            269,463
                                               ____________       ____________

          Total current assets                   39,372,403         37,887,320

Mortgage notes receivable, non-current              531,097            588,860
Land held for development and sale                8,673,138          8,345,116
Investments                                       1,130,146            955,779
Property, buildings and equipment                98,972,968         96,709,440
Less:  Accumulated depreciation                 (28,834,146)       (26,763,790)
                                               ____________       ____________

          Total assets                         $119,845,606       $117,722,725
                                               ____________       ____________
                                               ____________       ____________
























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            (Unaudited)             (Audited)
                                            May 31, 1998        August 31, 1997
        LIABILITIES                         ____________        _______________
Current liabilities:
     Accounts payable                       $  1,400,170          $  1,158,012
     Due to profit sharing plan                      -                 230,545
     Accrued ad valorem taxes                  1,121,714             1,253,053
     Accrued expenses                            273,109               541,847
     Income taxes payable                        662,085               934,895
     Deferred income taxes                     1,319,960               869,763
                                            ____________          ____________

          Total current liabilities            4,777,038             4,988,115

Notes payable to banks                        15,075,000            12,856,000

Deferred income taxes                         11,491,804            11,712,806

Deferred retirement benefits                      79,984                13,259
                                            ____________          ____________

          Total liabilities                   31,423,826            29,570,180
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Unrealized gains on marketable securities      1,099,380               913,059

Retained earnings                             80,294,573            80,211,659
                                            ____________          ____________

     Total stockholders' equity               88,421,780            88,152,545
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $119,845,606           117,722,725
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

                                ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                                    (Unaudited)
                                                              Nine Months Ended May 31,
                                                              1998                  1997
                                                          _____________         _____________
Cash flows from operating activities:
     Net income                                            $ 4,299,610           $10,631,164
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                                       3,415,600             3,164,047
          Accrued donation                                    (206,676)             (689,628)
          Cash provided by (used for) changes in
            current assets and liabilities                  (1,192,318)            2,741,913
          Deferred income taxes                                116,782              (304,615)
          Gain on sales of real estate                      (1,082,243)          (11,422,994)
          Other                                             (1,132,440)             (590,656)
                                                           ___________           ___________
            Net cash provided from
              operating activities                           4,218,315             3,529,231
                                                           ___________           ___________
Cash flows from (used for) investing activities:

     Purchases of property and equipment                    (3,155,021)           (4,723,303)
     Proceeds from sales of real estate                      1,157,153            11,306,136
     Proceeds from sales of other property
       and equipment                                           355,930               604,970
     Purchases of marketable securities                     (4,466,407)           (3,605,669)
     Proceeds from sales of marketable securites             3,090,054             3,514,575
                                                           ___________           ___________
            Net cash provided by (used for)
              investing activities                          (3,018,291)            7,096,709
                                                           ___________           ___________
Cash flows from (used for) financing activities:

     Notes receivable collections                               20,240               431,964
     Repayment of bank loan                                (16,011,000)          (22,243,000)
     Proceeds from bank loan                                18,230,000            12,194,000
     Dividends paid                                         (4,216,696)           (1,054,174)
                                                           ___________           ___________
            Net cash used for
              financing activities                          (1,977,456)          (10,671,210)
                                                           ___________           ___________
            Net decrease in cash and
              cash investments                             $  (777,432)          $   (45,270)
                                                           ___________           ___________
                                                           ___________           ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                                  $ 2,761,430           $   366,647
                                                           ___________           ___________
                                                           ___________           ___________

     Cash paid for income taxes                            $   543,959           $ 4,029,884
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1997.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of its consolidated financial position at May 31, 1998 and August 31, 1997 and the consolidated results of operations for the three months and nine months ended May 31, 1998 and 1997 and cash flows for the nine months ended May 31, 1998 and 1997.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $2,656,629 in 1998 and $1,007,211 in 1997. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Accounts and mortgage notes receivable:

Mortgage notes receivable are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                            May 31,           August 31,
                                             1998                1997
                                         ____________         __________

    Unharvested fruit crop on trees        $ 5,750             $ 6,909
    Unharvested sugarcane                    1,473               2,322
    Beef cattle                              6,571               6,993
    Sod                                        285                 163
                                           _______             _______

         Total inventories                 $14,079             $16,387
                                           _______             _______
                                           _______             _______



4.  Income taxes:

The provision for income taxes for the quarters and nine months ended May 31, 1998 and 1997 is summarized as follows:

                                      Three Months Ended                  Nine Months Ended
                                 May 31, 1998    May 31, 1997        May 31, 1998    May 31, 1997
                                 _____________   _____________       _____________   _____________



     Current:
          Federal income tax      $  893,001      $  841,521          $2,113,937       $5,640,170
          State income tax           181,212         139,743             348,148          960,165
                                  __________      __________          __________       __________

                                   1,074,213         981,264           2,462,085        6,600,335
                                  __________      __________          __________       __________

     Deferred:
          Federal income tax          89,787         166,693              53,281         (254,853)
          State income tax             9,587           5,463               5,689          (39,541)
                                  __________      __________          __________       __________

                                      99,374         172,156              58,970         (294,394)
                                  __________      __________          __________       __________
             Total provision for
               income taxes       $1,173,587      $1,153,420          $2,521,055       $6,305,941
                                  __________      __________          __________       __________
                                  __________      __________          __________       __________


Following is a reconciliation of the expected income tax expense computed at the U. S. Federal statutory rate of 34% and the actual income tax provision for the quarters  and nine months ended May 31, 1998 and
May 31, 1997:

                                       Three Months Ended                  Nine Months Ended
                                 May 31, 1998    May 31, 1997        May 31, 1998    May 31, 1997
                                 _____________   _____________       _____________   _____________

          Expected income tax     $1,045,711       $1,138,819         $2,319,026       $5,827,987
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit       111,645          110,363            247,590          611,001
          Nontaxable interest and
            dividends                (17,210)         (28,655)           (68,183)         (81,084)
          Other reconciling items,
            net                       33,441          (67,107)            22,622          (51,963)
                                  __________       __________         __________       __________
              Total provision for
                income taxes      $1,173,587       $1,153,420         $2,521,055       $6,305,941
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

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the
Company to borrow up to $30 million.  The financing agreements allow the
Company to borrow up to $27 million which is due in January 1999 and up to
$3 million which is due on demand.  The total amount of long-term debt under this agreement at May 31, 1998 and August 31, 1997 was $15,075,000 and $12,856,000,
respectively.

Interest cost expensed and capitalized during the nine months ended May 31, 1998 and May 31, 1997 was as follows:

                                      1998                1997
                                    ________            ________

          Interest expensed         $634,436            $382,388
          Interest capitalized       257,106             450,626
                                    ________            ________

            Total interest cost     $891,542            $833,014
                                    ________            ________
                                    ________            ________

6.  Accounting Statements to be Adopted During the Next Fiscal Year:

In June 1997, the FASB issued Statement of Financial Accounting Standards No.
130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is required for fiscal years beginning after December 15, 1997.






6.  Accounting Statements to be Adopted During the Next Fiscal Year (Continued):

The adoption of this standard will require the Company to disclose as a component of comprehensive income, the unrealized gains or losses on investment securities available for sale and any unrealized gains or losses resulting from futures options or contracts held as a hedge.

In June 1997, the FASB issued Statement of Financial Accounting Standards No.
131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is required for fiscal years beginning after December 15, 1997.

The adoption of this standard may change the presentation of the Company's consolidated financial statements.

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
































ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $34,595,365 at May 31, 1998, up from $32,899,205 at August 31, 1997. As of May 31, 1998, the Company had cash and cash investments of $682,333 compared to $1,459,765 at August 31, 1997. Marketable securities increased from $11,412,915 to $13,392,724 during the same period. The ratio of current assets to current liabilities increased from 7.60 to 1 at August 31, 1997 to 8.24 to 1 at May 31, 1998. Total assets increased by $2,122,881 from
$117,722,725 at August 31, 1997 to $119,845,606 at May 31, 1998.

The working capital increase of $1,696,160 is largely resulting from an increase in accounts receivable. Sales of sugarcane and citrus have generated the increase.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $14.9 million at May 31, 1998.

RESULTS OF OPERATIONS:

Net income for the three months ending May 31, 1998 decreased by $89,981 when compared to the third quarter of fiscal 1997, and $6,331,554 when compared to the nine month period then ended. Income before income taxes decreased $69,814 and $10,116,440 for the three and nine months ended May 31, 1998, respectively, when compared to the same periods a year ago. This was due to the sale of approximately 21,700 acres of land in Hendry County, Florida, to the State of Florida for $11.5 million in fiscal year 1997. The pretax gain from the sale totaled $11.1 million.

Earnings from agriculture activities increased over the prior year's nine month total ($5,918,869 vs. $5,490,800 during the first nine months of fiscal 1998 and 1997, respectively), but decreased slightly when compared to the three month totals of the prior year ($2,540,852 vs. $2,862,984 for the third quarter of fiscal 1998 and 1997, respectively).

Citrus earnings decreased both for the quarter ($1,622,833 during fiscal 1998 vs. $2,610,939 during fiscal 1997) and for the nine months ($3,809,659 during fiscal 1998 vs. $4,144,619 during fiscal 1997) ended May 31, 1998 when compared to the prior year. A decline in the current year's prices for citrus products is the reason for the decline in earnings of this division.

Sugarcane earnings were higher for both the quarter ($705,707 during fiscal 1998
vs. $152,949 during fiscal 1997) and for the nine months ended May 31, 1998
($1,486,514 in 1998 vs. $657,103 in 1997) when compared to the prior year.
Improved yields per acre, combined with an increase in the number of producing acres, resulted in an increase in gross tons harvested from the prior year.








ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued)


Ranch earnings approximated those of a year ago for both the quarter and nine months ended May 31, 1998 when compared to the prior year ($212,312 vs. $99,096 for the three months ended May 31, 1998 and May 31, 1997, respectively), and ($622,696 vs. $689,078 for the nine months ending May 31, 1998 and May 31, 1997, respectively).

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

In June of 1998, the Company announced the purchase of approximately 8,400 acres in Hendry County, Florida, for $8.1 million. Funds for the purchase are expected to come from current operations and unused credit availability.
































                                                                     FORM 10-Q



                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 1998.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



July   , 1998                             W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

July   , 1998                             L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

July   , 1998                             Patrick W. Murphy
Date                                      Controller
                                          (Signature)










                                                        EXHIBIT A




                 Independent Accountants' Review Report
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of May 31, 1998, and the related condensed consolidated statements of operations and retained earnings for the three-month and nine-month periods ended May 31, 1998 and 1997, and the related condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                           KPMG PEAT MARWICK LLP
                                           (Signature)
Orlando, Florida
June 24, 1998













                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31, 1998:



    Number of shares outstanding at August 31, 1997       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 1998          7,027,827

                                                          _________
                                                          _________



    Weighted Average 09/01/97 - 05/31/98                  7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B


















