Form 10-K
period 1998-08-31
ALICO INC
filed 1998-11-30
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 1998.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
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

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                _________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 19, 1998 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by nonaffiliates was approximately $61,156,635.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 9, 1998 are incorporated by reference in Parts II and III, respectively.




                                 PART I
                                 ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 151,067 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 5 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

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

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year.
The 5,698 acres in production during the 1998 fiscal year consisted of 565 acres planted in 1993, 1,558 acres planted in 1994, 1,496 acres planted in 1995, and 2,079 acres planted in 1997.

The Company continued to expand agriculture activities during the 1998 fiscal year, purchasing additional property (approximately 8,400 acres in Hendry County, Florida) primarily to be used as sugarcane land.

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

For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 10 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this document.





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

Citrus
______

Approximately 8,836 acres of citrus were harvested during the 1998 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 1998, approximately 90% of the Company's fruit crop was marketed under this agreement, as compared to 89% in 1996/97. The Company expects that the majority of the 1998/99 crop will be marketed under the same terms. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 10% of total citrus revenue for the year.

Ranch
_____

The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 16,200 cows, bulls and replacement heifers. Approximately
39% of the herd are from one to five years old, while the remaining 61% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane
_________

The Company had 5,698 acres and 5,042 acres of sugarcane in production during the 1997/98 and 1996/97 fiscal years, respectively. The 1997/98 and 1996/97 crops yielded approximately 204,000 and 158,000 gross tons, respectively.


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

Employees
_________

At the end of August 1998 the Company had a total of 119 full-time employees classified as follows: Citrus 51; Ranch 19; Sugarcane 9; Facilities Maintenance Support 25; General and Administrative 15. There are no employees engaged in the development of new products or research.

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

Item 2.          Properties.
____________________________

At August 31, 1998, the Company owned a total of 151,067 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        550    9,351      447   --  3,148     --     --      4   13,500

Lee       3,731    1,088       --   --     --     --  1,460  3,599    9,878

Hendry    3,823   56,026   26,495  220  2,299  7,343 16,630  3,629  116,465

Collier   1,902    1,836    1,112   --  4,041     --     --  2,333   11,224
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals   10,006   68,301   28,054  220  9,488  7,343 18,090  9,565  151,067
         ______  _______   ______  ___  _____  _____ ______  _____  _______
         ______  _______   ______  ___  _____  _____ ______  _____  _______



Of the above lands, the Company utilizes 26,407 acres of improved pasture plus approximately 56,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.


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

Item 4.          Submission of Matters to a Vote of Security Holders.
_____________________________________________________________________

There were no matters submitted to a vote of security holders during the 1998 fiscal year.

Executive Officers of the Company
_________________________________
Pursuant to General Instruction G(3) of Form 10-K/A, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 1, 1998.

Election of Executive Officer is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___
Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        Chief Executive Officer (since January
                        1988) and Director (since March 1973)            56

W. Bernard Lester       President (since December 1997) and Chief
                        Operating Officer (since January 1988) and
                        Director (since 1987), prior to July 1, 1986
                        was Executive Director of Florida Department
                        of Citrus for over five years                    59





L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31,
                        1992) and Assistant Comptroller (from January
                        1 to December 31, 1991), prior to September
                        1990 was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          46


Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1998 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 1998.

                                     PART II
                                     _______

Item 5.          Market for the Registrant's Common Stock and Related
_____________________________________________________________________
                 Stockholder Matters.
                 ____________________

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 1998 and 1997 are presented below:

                                 1998                    1997
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               25 1/2     23 7/8       22 1/4     19 1/4

Second Quarter              24 1/2     19 1/2       21 1/4     18

Third Quarter               23         19 3/4       20 1/2     17 5/8

Fourth Quarter              20 3/4     17 5/8       25 1/4     18 1/2

Approximate Number of Holders of Common Stock
_____________________________________________
As of October 19, 1998 there were approximately 854 holders of record of Alico, Inc. Common Stock.






Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 20, 1995          November 10, 1995               $.35
   October 25, 1996          November  8, 1996               $.15
   October 20, 1997          November  7, 1997               $.60

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Item 6.          Selected Financial Data.
_________________________________________

                                          Years Ended August 3l,
DESCRIPTION                  1998      1997      1996      1995      1994
                           ________  ________  ________  ________  ________
                                (In Thousands Except Per Share Amounts)
Revenues                   $ 44,679  $ 47,433  $ 36,089  $ 39,571  $ 38,502
Costs and Expenses           33,654    29,583    29,269    25,105    26,799
Income Taxes                  4,249     6,677     2,381     5,525     3,975
Net Income                    6,776    11,173     4,439     8,941     7,728
Average Number of
  Shares Outstanding          7,028     7,028     7,028     7,028     7,028
Basic Earnings Per Share        .96      1.59       .63      1.27      1.10
Cash Dividend Paid per Share    .60       .15       .35       .25       .15
Current Assets               42,354    37,887    34,877    31,736    28,341
Total Assets                130,554   117,723   114,504   109,007   102,185
Current Liabilities           5,649     4,988     5,115     5,656     5,660
Ratio-Current Assets
  to Current Liabilities     7.50:1    7.59:1    6.82:1    5.61:1    5.01:1
Working Capital              36,705    32,899    29,762    26,080    22,680
Long-Term Obligations        34,938    24,582    32,006    27,945    28,568
Total Liabilities            40,587    29,570    37,121    33,601    34,228
Stockholders' Equity         89,967    88,153    77,383    75,406    67,957


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



Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $13.2 million at August 31, 1998 compared with $12.9 million at August 31, 1997. Working capital also increased, from $32.9 million at August 31, 1997 to $36.7 million at August 31, 1998. An increase in citrus prices has caused accounts receivable to increase and is the primary reason for the increase in working capital.

During the fourth quarter, the Company purchased approximately 8,400 acres of land in Hendry County, Florida from Atlantic Gulf Communities, Inc. for $8.1 million. Funds for the purchase came from the Company's credit line (see note 5 of the consolidated financial statements). The purchase enabled the Company to take advantage of an income tax deferral arising from a sale of property in Polk County, Florida, to the State of Florida during fiscal 1995. With this purchase, the Company was able to defer, for income tax purposes, recognition of the gain on the Polk County sale by replacing the property within the stipulated three-year period.

Cash outlay for land, equipment, building, and other improvements totaled $12.2 million, compared to $5.8 million during August 31, 1998 and 1997, respectively. Major expenditures included the land purchase discussed above, as well as capitalized maintenance costs for young citrus groves. Land excavation for farm leasing also continued, as did expenditures for replacement equipment, raising of breeding cattle and sugarcane capital maintenance. Capital projects for the upcoming year are expected to include development of additional sugarcane acreage.

Management believes that the Company will be able to meet its working capital requirements, for the foreseeable future, with internally generated funds. In addition, the Company has unused credit commitments which provided for revolving credit of up to $30 million of which $7.2 million was available for the Company's general use at August 31, 1998 (see note 5 of consolidated financial statements).

Year 2000 Compliance
____________________

The Company recognizes that year 2000 issues could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has been engaged in an evaluation of its year 2000 readiness in connection with various aspects of its business. Specifically, the Company has focused on its information technology and non-information technology systems. In addition, the Company has analyzed its production processes and products. The Company has also attempted to analyze year 2000 issues relating to third parties with whom the Company has a business relationship. The current status of the Company's efforts is as follows:

Internal Systems, Processes and Products
________________________________________

Information Technology Systems:
The Company's accounting software provider and operating system provider have advised the Company that such software is year 2000 compliant.

Non-Information Technology Systems:
The Company does not believe that non-information technology systems are material to its business; however, the Company has begun reviewing and testing such systems. The Company does not believe that it will incur any material costs in connection with the review and testing of such systems.

Products:
The Company's products are not date sensitive. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue.

Year 2000 Issues Relating to Third Parties
__________________________________________

Suppliers:
Certain products purchased by the Company are obtained from a limited group of suppliers. The Company surveyed such suppliers in 1998 regarding their year 2000 status. Absent widespread difficulties affecting several major vendors, the Company does not anticipate that vendors' year 2000 issues would have a material adverse effect on the Company, because the Company believes alternative sources of supply are available for all required components.

The Company is not currently aware of the year 2000 readiness of certain outside services companies. Any adverse effect caused by the failure of these providers to be year 2000 compliant is not currently susceptible to quantification.

Customers:
Because the Company intends to distribute the majority of its agricultural products through third party distribution and marketing agreements, and because the customer base is expected to change from year to year, the Company is unable to predict the identity of most of its major customers in the year 2000 and thereafter. Accordingly, the Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are year 2000 compliant. A customer's year 2000 issues could cause a delay in receipt of purchase orders or in payment. If year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially affected.

Cautionary Statement
____________________

This annual report of form 10-K contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to, the competitive environment of the Company's products, weather forces and government regulations.

Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              1998       1997       1996
                                            _______    _______    _______

     Operating revenue                      $41,618    $34,543    $34,505
     Gross profit                             9,532      5,886      6,720
     Profit on sale of real estate              875     11,271         57
     Interest and investment income           1,734      1,137      1,033
     Interest expense                         1,116        444        990
     Provision for income taxes               4,249      6,677      2,381
     Effective income tax rate                 38.5%      37.4%      34.9%
     Net income                               6,776     11,173      4,439

Operating Revenue
_________________

Operating revenues (revenues other than real estate sales and investment income) for fiscal 1998 increased when compared to those of fiscal 1997. Revenues from agriculture operations were higher than in the prior year.

Operating revenues for fiscal 1997 approximated those of fiscal 1996. Decreases in citrus and sugarcane sales were offset by increased cattle and rock sales, and increased land rentals.

Gross Profit
____________

Gross profit from operations during fiscal 1998 increased by 62% over fiscal 1997. The increase was primarily due to larger harvest volume for sugarcane, combined with improved market prices for citrus products.

Gross profit during fiscal 1997 declined by 12% from fiscal 1996. The decrease was primarily due to lower market prices for citrus products and decreased sugarcane production.

Profit on Sale of Real Estate
____________________________________

Profit from the sale of real estate was $875 thousand during fiscal 1998, as compared to $11.27 million during fiscal 1997. Sales during 1998 included residential lot sales in Polk County, sales in Lee County and additional proceeds resulting from a final survey of the large fiscal 1997 land sale in Hendry County. During fiscal 1997 revenues included the sale of approximately 21,700 acres of land in Hendry and Collier Counties, Florida, to the State of Florida for $11.5 million, the pretax gain from which was $11.1 million, and several smaller sales in Lee, Collier and Polk Counties.

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

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Investment earnings were reinvested throughout fiscal 1998, 1997 and 1996, increasing investment levels during each year. The rise in fiscal interest and investment income for the years presented resulted from higher investment levels and favorable market conditions during each of the years. During the market downturn of August 1998, the Company experienced unrealized declines in its portfolio which have been reflected in stockholders' equity, net of related taxes.

Interest Expense
________________

Interest expense increased during fiscal 1998, primarily due to increased borrowings used to acquire the property from Atlantic Gulf Communities, and interest associated with settling the August 31, 1993 and 1994 income tax audits. Total interest cost, which includes capitalized interest and is discussed in Note 5 of the consolidated financial statements, increased 38%.


Interest expense decreased 56% during fiscal 1997 due primarily to a large reduction in total long-term debt, likewise, total interest cost, which includes capitalized interest and is discussed in Note 5, decreased 37%.

Provision for Income Taxes
__________________________

The effective tax rate increased to 38.5% during fiscal year 1998, from 37.4% during fiscal year 1997, and 34.9% during fiscal year 1996. Higher taxable income levels during fiscal 1998 and 1997, combined with the impact of decreased tax exempt investment income to raise the effective rate.

Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 1998, 1997 and 1996, is presented in the following schedule and is discussed in subsequent sections:


                                               Years Ended August 31,
                                                   (in thousands)
                                         1998          1997          1996
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $26,622       $22,287       $22,966
    Less harvesting & marketing          8,421         8,210         6,948
                                       _______       _______       _______
      Net Sales                         18,201        14,077        16,018

  Cost and Expenses:
    Direct production**                  6,908         6,875         5,964
    Allocated cost*                      2,616         2,352         2,470
                                       _______       _______       _______

      Total                              9,524         9,227         8,434
                                       _______       _______       _______

        Gross profit, citrus             8,677         4,850         7,584
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                                6,123         4,967         5,851
    Less harvesting & hauling            1,400         1,120         1,237
                                       _______       _______       _______
      Net Sales                          4,723         3,847         4,614
  Costs and expenses:
    Direct production                    1,926         1,826         1,758
    Allocated cost*                      1,189         1,190         1,152
                                       _______       _______       _______

      Total                              3,115         3,016         2,910
                                       _______         _____       _______

        Gross profit, sugarcane          1,608           831         1,704
                                       _______       _______       _______






RANCH
  Revenues:

    Sales                                6,883         4,876         3,796
  Costs and expenses:
    Direct production                    4,715         3,165         3,890
    Allocated cost*                      1,552           946         1,539
                                       _______       _______       _______

      Total                              6,267         4,111         5,429
                                       _______       _______       _______

        Gross profit (loss), ranch         616           765        (1,633)
                                       _______       _______       _______
        Total gross profit,
          agriculture                   10,901         6,446         7,655
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand               1,203         1,258           935
    Oil leases and land rentals            505           831           679
    Forest products                        161           224           197
    Other                                  122           100            80
                                       _______       _______       _______

        Total                            1,991         2,413         1,891

Costs and expenses:
    Allocated Cost*                        570           481           456
    General and administrative,
      all operations                     2,789         2,492         2,370
                                       _______       _______       _______

        Total                            3,359         2,973         2,826
                                       _______       _______       _______

          Gross loss, other
            operations                  (1,368)         (560)         (935)
                                       _______       _______       _______

          Total gross profit             9,533         5,886         6,720
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                1,734         1,137         1,033
  Expense                                1,116           444           990
                                       _______       _______       _______

        Interest & dividends, net          618           693            43
                                       _______       _______       _______







REAL ESTATE
  Revenue:
    Sale of real estate                  1,327        11,753           551
  Expenses:
    Cost of sales                           93           122           151
    Other Costs                            360           360           343
                                       _______       _______       _______

      Total                                453           482           494
                                       _______       _______       _______

        Gain on sale of real estate        874        11,271            57
                                       _______       _______       _______

          Income before income taxes   $11,025       $17,850       $ 6,820
                                       _______       _______       _______
                                       _______       _______       _______


 * Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $236 thousand on 620 acres in 1998, $875 thousand on 1,130 acres in 1997, and $1.6 million on 1,648 acres in 1996.

Citrus
______

Gross profit was $8.7 million in fiscal 1998, $4.8 million in fiscal 1997, and $7.6 million for fiscal 1996.

Revenue from citrus sales increased 19% during fiscal 1998, compared to fiscal 1997 ($26.6 million during fiscal 1998 vs. $22.3 million during fiscal 1997). The increase primarily resulted from higher prices for citrus products.

Production remained steady for the year (4.4 million boxes during fiscal 1998 and fiscal 1997), while average market prices per box increased ($6.01 in fiscal 1998 vs. $5.09 in fiscal 1997).

Harvesting and marketing costs rose slightly from the prior year, due to competing demands for labor ($8.4 million in fiscal 1998 vs. $8.2 million in fiscal 1997). Direct production and allocated costs also increased slightly (3%), largely due to inflation.

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

The increase in the number of boxes harvested during fiscal 1997 generated harvesting and marketing costs in excess of the prior year ($8.2 million in fiscal 1997 vs. $6.9 million in fiscal 1996). Direct production and allocated costs likewise increased as a result of the rise in production. The production increase was attributable to the addition of the first phase of the KT Grove, combined with improved yields from maturing groves in South Florida.



                               ACREAGE BY VARIETY AND AGE

VARIETY           3-4   5-6   7-8   9-10  11-12  13-14  15-16   17+   Acres
                  ___   ___   ___   ____  _____  _____  _____   ____  _____
Early:
Parson Brown
  Oranges          -     -    117     30     -     -      -     -       147
Hamlin
  Oranges         386   170    62     -     714    -     110   1,574  3,016
Red Grapefruit     -     -     54     -      -     -      48     327    429
White Grapefruit   -     -     -     318     -     -      -       21    339
Tangelos           -     -     -      -      -     -      -      135    135
Navel Oranges      -     -     15     -      -     -      54      84    153

Mid Season:
Pineapple
  Oranges          -    103    -      -      -     -      18     467    588
Queen Oranges      -     -     -      -      -     -      -       51     51
Honey
  Tangerines       80    -     -      45     -     -      -       94    219
Midsweet
  Oranges          54   110    -      -      -     -      -       -     164

Late:
Valencia
  Oranges         826   310   557    329    800    -      35   1,390  4,247
                _____   ___   ___    ___  _____   ___    ___   _____  _____

  Totals:       1,346   693   805    722  1,514    -     265   4,143  9,488


The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available conservatively applied. Differences between the estimates and the final realization of revenues can be significant. Revenue collected in excess of prior year and year end estimates was $2.7 million, $1.0 million and $1.1 million during fiscal 1998, 1997 and 1996, respectively.

Sugarcane
_________

Gross profit for fiscal 1998 was $1.6 million compared to $831 thousand in fiscal 1997 and $1.7 million in fiscal 1996.

Sales revenues from sugarcane increased 23% during fiscal 1998, compared to fiscal 1997 ($6.1 million vs. $4.9 million, respectively). During the same period, direct production and allocated costs increased by 3% ($3.1 million in fiscal 1998 vs. $3.0 million in fiscal 1997).

The revenue improvement during the year was largely due to increases in acres harvested (656 additional acres) and gross tons yielded per acre.
The total gross tons harvested during fiscal 1998 was 29% higher than the previous year (204 thousand gross tons harvested during fiscal 1998 vs. 158 thousand gross tons harvested during fiscal 1997). Poor weather conditions caused decreased yields during the prior year.



Sales revenues from sugarcane decreased 15% during fiscal 1997, compared to fiscal 1996 ($4.9 million vs. $5.9 million, respectively). During the same period, direct production and allocated costs increased by 4% ($3.0 million in fiscal 1997 vs. $2.9 million in fiscal 1996).

Although the acres harvested during 1997 approximated fiscal 1996 levels (roughly 5 thousand acres each year), the number of gross tons harvested during fiscal 1997 was 15% below year ago levels (158 thousand gross tons harvested during 1997 vs. 187 thousand harvested during fiscal 1996). Poor weather conditions during the growing season was the cause for the decrease in sugarcane production.

Ranching
________

The gross profit (loss) from ranch operations for fiscal 1998, 1997 and 1996 was $616 thousand, $765 thousand, and $(1.6 million), respectively.

Revenues from cattle sales increased 41% during fiscal 1998, compared to fiscal 1997 ($6.9 million in fiscal 1998 vs. $4.9 million in fiscal 1997). The number of animals sold during the year increased 17% over the prior year (10,668 animals sold in fiscal 1998 vs. 9,095 animals sold in fiscal 1997) due to increased sales of feeder cattle inventories during the year.

Direct and allocated costs increased from their year ago levels ($6.3 million in fiscal 1998 vs. $4.1 million in fiscal 1997). The costs increased as a result of the increase in the number of animals sold, and the type of animals sold. During the prior year, the Company sold a larger number of fully depreciated brood cows, resulting in a lower cost basis and a higher profit margin per unit.

The Company's cattle marketing activities include retention of calves in feedlots, and contract and auction sales.

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

Other Operations
________________

Revenues from oil royalties and land rentals were $505 thousand for fiscal 1998 compared to $831 thousand for fiscal 1997 and $679 thousand for fiscal 1996. Land rentals are expected to regain their previous levels during the next fiscal year.

Returns from rock products and sand were $1.2 million for fiscal 1998 and 1997, and $935 thousand for fiscal 1996. Rock and sand supplies are sufficient, and no major price changes have occurred over the past 3 years.







Profits from the sale of sabal palms, for landscaping purposes, during fiscal 1998 were $161 thousand compared to $169 thousand and $197 thousand for fiscal years 1997 and 1996, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to citrus, ranching, sugarcane or forestry. These expenses totaled $3.4 million during fiscal 1998 compared to $3.0 million during fiscal 1997 and to $2.8 million during fiscal 1996.

The Florida Gulf Coast University completed its first academic year since opening its doors in August 1997. The Company is continuing its marketing and permit activities for its land which surrounds the University site.

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

In October 1998, the Company signed an agreement to sell 12,728 acres of land, in Hendry and Collier Counties, Florida, to the South Florida Water Management District for $8.8 million. Prior to closing, the agreement must be approved by the South Florida Water Management District Governing Board at its November 13, 1998 meeting and the State of Florida Cabinet at its December 8, 1998 meeting. If closed, the Company expects to recognize an $8.6 million gain.

Also, the Company signed a purchase agreement for approximately 7,680 acres in Hendry County, Florida, from Hilliard Brothers of Florida, LTD for $22.5 million in November 1998.


























Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

                          Independent Auditors' Report
                          ____________________________

The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiary as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in
Item 14(a)(2) herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiary at August 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP
                                             (Signature)

Orlando, Florida
October 9, 1998













                         CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    1998           1997
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $849,905 in 1998
      and $1,414,436 in 1997                  $    908,268     $  1,459,765
    Marketable equity securities available
      for sale, at estimated fair value in
      1998 and in 1997 (note 2)                 12,291,767       11,412,915
   Accounts receivable ($8,332,514 in 1998 and
      $5,549,080 in 1997 due from affiliate)
      (note 8)                                  11,093,835        7,456,937
    Mortgages and notes receivable, current
      portion                                       99,673          901,112
    Inventories (note 3)                        17,625,923       16,387,128
    Other current assets                           334,577          269,463
                                              ____________     ____________

      Total current assets                      42,354,043       37,887,320
                                              ____________     ____________
Other assets:
    Land inventories                             8,837,957        8,345,116
    Mortgages and notes receivable, net of
      current portion                              514,796          588,860
    Investments                                    965,230          955,779
                                              ____________     ____________

      Total other assets                        10,317,983        9,889,755
                                              ____________     ____________

Property, buildings and equipment (note 4)     107,064,751       96,709,440
    Less accumulated depreciation              (29,182,416)     (26,763,790)
                                              ____________     ____________

      Net property, buildings and equipment     77,882,335       69,945,650
                                              ____________     ____________

      Total assets                            $130,554,361     $117,722,725
                                              ____________     ____________
                                              ____________     ____________














                                                        August 31,
                                                   1998           1997
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  1,464,159   $  1,158,012
    Due to profit sharing plan (note 6)             296,368        230,545
    Accrued ad valorem taxes                      1,329,136      1,253,053
    Current portion of notes payable (note 5)        28,145            -
    Accrued expenses                                538,897        541,847
    Income taxes payable                            623,128        934,895
    Deferred income taxes (note 7)                1,023,886        869,763
    Deferred revenue                                345,763            -
                                               ____________   ____________

      Total current liabilities                   5,649,482      4,988,115

Notes payable (note 5)                           23,210,723     12,856,000
Deferred income taxes (note 7)                   11,723,895     11,712,806
Deferred retirement benefits (note 6)                 3,320         13,259
                                               ____________   ____________

      Total liabilities                          40,587,420     29,570,180
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,027,827 in 1998 and 1997                  7,027,827      7,027,827
    Unrealized gains on marketable securities
      (note 2)                                      168,345        913,059
    Retained earnings                            82,770,769     80,211,659
                                               ____________   ____________

      Total stockholders' equity                 89,966,941     88,152,545
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $130,554,361   $117,722,725
                                               ____________   ____________
                                               ____________   ____________



See accompanying notes to consolidated financial statements.








                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          1998         1997         1996

                                      ___________  ___________  ___________
Revenue:
  Citrus (including charges from
    affiliate (note 8))               $26,621,714  $22,287,006  $22,966,004
  Sugarcane                             6,122,822    4,966,837    5,850,764
  Ranch                                 6,882,149    4,875,826    3,795,612
  Forest products                         161,309      224,090      196,906
  Rock and sand royalties               1,203,160    1,257,665      934,992
  Oil lease and land rentals              505,426      831,254      679,039
  Profit on sales of real estate        1,326,624   11,753,199      550,578
  Interest and investment income        1,734,023    1,136,928    1,033,124
  Other income                            121,509       99,872       81,817
                                      ___________  ___________  ___________

      Total revenue                    44,678,736   47,432,677   36,088,836
                                      ___________  ___________  ___________
Costs and expenses:
  Citrus production, harvesting and
    Marketing (including charges from
    Affiliate (note8))                 17,945,016   17,436,648   15,381,924
  Sugarcane production, harvesting
    and hauling                         4,514,424    4,136,302    4,147,284
  Ranch                                 6,266,688    4,110,969    5,429,239
  Real estate                             451,912      481,870      494,281
  Interest (note 5)                     1,116,688      444,217      990,082
  Other, general and administrative
    expenses                            3,359,392    2,972,863    2,826,422
                                      ___________  ___________  ___________

      Total costs and expenses         33,654,120   29,582,869   29,269,232
                                      ___________  ___________  ___________

      Income before income taxes       11,024,616   17,849,808    6,819,604
Provision for income taxes (note 7)     4,248,810    6,677,116    2,380,414
                                      ___________  ___________  ___________

      Net Income                        6,775,806  $11,172,692  $ 4,439,190
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted average number of shares
  outstanding                           7,027,827    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Per share amounts:
  Basic earnings                      $       .96  $      1.59  $       .63
  Dividends                                   .60  $       .15  $       .35

See accompanying notes to consolidated financial statements.






                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Unrealized
                                                                    Gains
                                   Common Stock                 (Losses) on
                     Preferred  Shares                 Retained    Securi-
                       Stock    Issued      Amount     Earnings    ities
                       _____  _________  __________  ___________   _______
Balances,
August 31, 1995        $  -   7,027,827  $7,027,827  $68,113,690   $264,739
_______________

Net income for the year
  ended August 31, 1996   -         -           -      4,439,190        -
Unrealized losses on
  securities              -         -           -            -       (3,053)
Dividends paid            -         -           -     (2,459,739)       -
                       ______ _________  __________  ___________   ________

Balances,
August 31, 1996           -   7,027,827   7,027,827   70,093,141    261,686
_______________

Net income for the year
  ended August 31, 1997   -         -           -     11,172,692        -
Unrealized gains on
  securities              -         -           -            -      651,373
Dividends paid            -         -           -     (1,054,174)       -
                       ______ _________  __________  ___________   ________

Balances,
August 31, 1997           -   7,027,827   7,027,827   80,211,659    913,059
_______________

Net income for the year
  ended August 31, 1998   -         -           -      6,775,806        -
Unrealized losses on
  securities              -         -           -            -     (744,714)
Dividends paid            -         -           -     (4,216,696)       -
                       ______ _________  __________  ___________   ________

Balances,
August 31, 1998        $  -   7,027,827  $7,027,827  $82,770,769   $168,345
                       ______ _________  __________  ___________   ________
                       ______ _________  __________  ___________   ________

See accompanying notes to consolidated financial statements.








                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Years Ended August 31,
                                           1998         1997         1996
                                        ___________  ___________  __________

Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net Income                          $ 6,775,806  $11,172,692  $ 4,439,190
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization       4,717,219    4,240,117    4,136,333
    Gain on breeding herd sales          (465,482)    (526,266)    (255,277)
    Deferred income tax expense, net      714,257     (259,533)    (607,302)
    Deferred retirement benefits           (9,939)     (63,465)    (130,828)
    Net gain on sale of marketable
      securities                         (850,446)    (414,669)    (128,473)
    (Gain) Loss on sale of property
      and equipment                       (14,678)     424,915      305,485
    Gain on real estate sales          (1,239,031) (11,957,753)    (379,734)
    Increase in land inventories         (492,841)    (567,174)    (455,202)
    Cash provided by (used for) changes in:
      Accounts receivable              (3,636,898)   1,975,901   (2,443,469)
      Inventories                      (1,924,894)  (2,845,384)    (227,391)
      Other assets                        (65,114)     (31,425)      94,118
      Deferred revenues                   345,763          -            -
      Accounts payable and accrued
        expenses                          479,862     (590,994)    (275,553)
      Income taxes payable               (311,767)     744,256)     (63,754)
                                      ___________  ___________  ___________

        Net cash provided by operating
          activities                    4,021,817    1,301,218    4,008,143
                                      ___________  ___________  ___________

Cash flows from investing activities:
  Purchases of property and
    equipment                         (12,186,976)  (5,752,072)  (7,141,814)
  Proceeds from disposals of
    property and equipment                510,432      608,658      364,398
  Proceeds from sale of real
    estate                              1,393,170   12,060,060      420,364
  Purchases of other assets               (51,446)    (100,896)    (215,575)
  Proceeds from the sale of
    other assets                           41,995      161,643      124,834
  Purchases of marketable
    securities                         (5,255,681)  (4,694,859)  (3,848,245)
  Proceeds from sales of
    marketable securities               3,933,517    4,367,008    3,756,639
  Collection of mortgages and
    notes receivable                      875,503      909,120      695,321
                                      ___________   __________  ___________
          Net cash provided by
            (used for) investing
            activities                (10,739,486)   7,558,662   (5,844,078)
                                      ___________   __________  ___________





                                              Years Ended August 31,
                                          1998         1997         1996
                                      ___________  ___________  ___________

Cash flows from financing activities:
  Proceeds of bank loans               31,573,868   18,749,000   17,316,000
  Repayment of loans                  (21,191,000) (26,523,000) (12,741,000)
  Dividends paid                       (4,216,696)  (1,054,174)  (2,459,739)
                                      ___________  ___________  ___________

          Net cash provided by
            (used for) financing
            activities                  6,166,172   (8,828,174)   2,115,261
                                      ___________  ___________  ___________

          Net increase in cash
            and cash investments         (551,497)      31,706      279,326

Cash and Cash investments:
  At beginning of year                  1,459,765    1,428,059    1,148,733
                                      ___________  ___________   __________

  At end of year                      $   908,268  $ 1,459,765  $ 1,428,059
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $   765,210  $   396,988  $   886,239
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

  Cash paid for income taxes          $ 3,800,198  $ 6,183,310  $ 3,186,861
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


See accompanying notes to consolidated financial statements.
























                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 1998, 1997 and 1996


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

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $2,656,629, $1,007,211, and $1,087,921 during fiscal years 1998, 1997 and 1996, respectively.

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

          Tangible assets that are purchased during the period to aid in the sale of the project as well as costs for services performed to obtain regulatory approval of the sales are capitalized as land and land improvements to the extent they are estimated to be recoverable from the sale of the property. Land and land improvement costs are allocated to individual parcels on a per lot basis using the relative sales value method.

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






     (d)  Marketable Securities Available for Sale
          ________________________________________

          Marketable securities available for sale are carried at the estimate fair value of the portfolio. Net unrealized investment gains and losses are recorded net of related deferred taxes in a separate component of stockholders' equity until realized.

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







     (h)  Basic Earnings Per Share
          ________________________

          Earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the year. The Company has no diluting securities.

     (i)  Cash Flows
          __________

          For purposes of the cash flows, cash and cash investments include cash on hand and amounts due from financial institutions with an original maturity of less than three months.

     (j)  Reclassifications
          _________________

          Certain amounts from 1997 and 1996 have been reclassified to conform to the 1998 presentation.

     (k)  Use of Estimates
          ________________

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate.

     (l)  Financial Instruments and Accruals
          __________________________________

          The carrying amounts in the consolidated balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items. The carrying amounts reported for the Company's long-term debts approximate fair value, because the instrument is a variable rate note which reprices frequently.

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

     The cost and estimated fair values of marketable securities available for sale at August 31, 1998 and 1997 (in thousands) were as follows:







                           1998                            1997
               _____________________________   _____________________________

                           Gross   Estimated               Gross   Estimated
                        Unrealized   Fair               Unrealized    Fair
                 Cost  Gains Losses  Value      Cost   Gains  Losses  Value
               _______  ____  ____  _______    ______  ______  ___  ________

Equity
  securities   $ 9,498  $444  $307  $ 9,635    $7,793  $1,450  $48  $ 9,195

Debt
  securities     2,623   111    77    2,657     2,155      76   13    2,218
               _______  ____  ____  _______    ______  ______  ___  _______

Marketable
  securities
  available
  for sale     $12,121  $555  $384  $12,292    $9,948  $1,526  $61  $11,413
               _______  ____  ____  _______    ______  ______  ___  _______
               _______  ____  ____  _______    ______  ______  ___  _______


At August 31, 1998, debt instruments (net of mutual funds of $1,708,757) are collectible as follows: $17,964 within one year, $264,108 between one and five years, $141,519 between five and ten years, and $490,107 thereafter.


(3)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 1998 and 1997 is shown below:

                                                 1998         1997
                                               _______      _______


          Unharvested fruit crop on trees      $ 7,466      $ 6,909
          Unharvested sugarcane                  2,358        2,322
          Beef cattle                            7,535        6,993
          Sod                                      267          163
                                               _______      _______

               Total inventories               $17,626      $16,387
                                               _______      _______
                                               _______      _______


Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements will be deferred, with the cost of the related cattle being adjusted when the contracts are settled.



(4)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 1998 and 1997 is shown below:

                                                                Estimated
                                               1998     1997   Useful Lives
                                             _______  _______  ____________
          Breeding herd                      $12,588  $12,127   5-7 years
          Buildings                            3,012    2,973   5-40 years
          Citrus trees                        20,321   19,820  22-40 years
          Sugarcane                            3,196    2,768   4-15 years
          Equipment and other facilities      24,668   24,477   3-40 years
                                             _______  _______

             Total depreciable properties     63,785   62,165
          Less accumulated depreciation       29,182   26,763
                                             _______  _______

             Net depreciable properties       34,603   35,402
          Land and land improvements          43,279   34,544
                                             _______  _______
             Net property, buildings
               and equipment                 $77,882  $69,946
                                             _______  _______
                                             _______  _______

     The Company's citrus trees, fruit crop, unharvested sugarcane and cattle are partially uninsured.

(5)  Indebtedness
     ____________

The Company has unsecured financing agreements with commercial banks that permit the Company to borrow up to $3,000,000 which is due on demand and up to $27,000,000 which is due in 2000. Under these agreements, there was no current debt as of August 31, 1998 and 1997. The total amount of long-term debt under this agreement at August 31, 1998 and 1997 was $22,850,000 and $12,856,000, respectively.

Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 1998, 1997 and 1996 was as follows:

                                             1998      1997      1996
                                            ______    ______    ______

          Interest expense                  $1,117    $  444    $  990
          Interest capitalized                 345       618       703
                                            ______    ______    ______

               Total interest cost          $1,462    $1,062    $1,693
                                            ______    ______    ______
                                            ______    ______    ______



(6)  Employee Benefit Plans

     ______________________

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $296,368, $230,545 and $223,152 for the years ended August 31, 1998, 1997 and 1996, respectively.

Certain officers and employees also have employment contracts for additional retirement benefits, the cost of which is accruable on a present value basis over the remaining term of the employment agreements. The lives of such officers and employees have been insured as a means of funding such additional benefits. The accrued pension liability for these additional retirement benefits at August 31, 1998 and 1997 was $3,320 and $3,133, respectively.

Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 1998 and 1997 was ($14,950) and $10,126, respectively.

Pension expenses for the additional retirement benefits were approximately $345,000, $217,000 and $191,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

(7)  Income Taxes
     ____________

The provision for income taxes (in thousands) for the years ended August 31, 1998, 1997 and 1996 is summarized as follows:

                                       1998      1997      1996
                                      ______    ______    ______
          Current:
              Federal income tax      $3,012    $5,919    $1,974
              State income tax           521     1,000       353
                                      ______    ______    ______

                                       3,533     6,919     2,327
                                      ______    ______    ______
          Deferred:
              Federal income tax         611      (207)       48
              State income tax           105       (35)        5
                                      ______    ______    ______

                                         716      (242)       53
                                      ______    ______    ______
                 Total provision for
                   income taxes       $4,249    $6,677    $2,380
                                      ______    ______    ______
                                      ______    ______    ______









Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 1998, 1997 and 1996:

                                       1998      1997      1996
                                      ______    ______    ______

          Expected income tax         $3,748    $6,069    $2,319
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       400       648       248
              Nontaxable interest
                and dividends            (92)     (120)     (174)
              Other reconciling
                items, net               193        80       (13)
                                      ______    ______    ______
              Total provision for
                income taxes          $4,249    $6,677    $2,380
                                      ______    ______    ______
                                      ______    ______    ______


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

At August 31, 1998 the Company had an unused charitable contribution carryover totaling $7,551,488. Management estimates that $303,000 will be used to reduce taxable income over the next two years. As a result, the estimated unusable portion of the carryover has been set up as the valuation amount in the deferred tax asset schedule below. The contri-bution carryover expires in 2000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


















                                    1998       1997
                                  _______    _______
  Deferred Tax Assets:
    Contribution carryover        $(2,841)   $(3,103)
    Less valuation allowance        2,727      2,727
                                  _______    _______

    Net contribution carryover       (114)      (376)
    Beef cattle inventory              -        (131)
    Pension                          (284)       (84)
    Prepaid sales commissions        (604)      (489)
    Other                            (289)      (133)
                                  _______    _______

      Total gross deferred
        tax assets                 (1,291)    (1,213)
                                  _______    _______

  Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane          1,174        432
    Deferred revenues                 -        3,011
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       12,619      9,265
    Mortgage notes receivable          29        348
    Other                             153        740
    Unrealized gains on securities     64         -
                                  _______    _______

      Total gross deferred
        tax liabilities            14,039     13,796
                                  _______    _______
  Net deferred income
        tax liabilities           $12,748    $12,583
                                  _______    _______
                                  _______    _______


The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1991, 1992, 1993, 1994, 1995 and 1996. When the examinations are resolved, any income taxes due will become currently payable. However, the majority of the proposed adjustments relate to, among other things, the Company's computation of the deferral of citrus revenue, timing of deductions for certain expenses, and the determination of the amounts of certain charitable contributions, all of which have been provided for in the Company's deferred tax liability account. The Company plans to continue to defend the positions taken in its amended tax returns. No adjustments have yet been proposed for the years ended August 31, 1995 and 1996.






(8)  Related Party Transactions
     __________________________

     Citrus
     ______

Citrus revenues of $24,018,251, $20,065,303 and $20,386,090 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 1998, 1997 and 1996, respectively. Griffin and its subsidiaries is the owner of 49.71 percent of the Company's common stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $8,332,514 and $5,549,080 at August 31, 1998 and 1997, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $7,610,639, $7,335,825, and $6,099,481 for the years ended August 31, 1998, 1997 and 1996, respectively. In addition, Griffin provided the harvesting services for citrus sold to an unrelated processor. The aggregate cost of these services was $758,370, $779,715 and $767,144 for the years ended August 31, 1998, 1997 and 1996, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $423,321 and $383,614 at August 31, 1998 and 1997, respectively.


Other Transactions
__________________

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $4,650,867, $4,451,224 and $5,535,086 during the years ended August 31, 1998, 1997 and 1996, respectively.

(9)   Accounting pronouncements
      _________________________

For fiscal years beginning after December 31, 1997, the Financial Accounting Standards Board (FASB) has released two new standards which the Company will adopt in the fiscal year ending August 31, 1999.

Statement 130
_____________

Statement 130 requires that an enterprise compute and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes both net income and other comprehensive income which caused the equity change.

Items included in other comprehensive income shall be classified based on their nature. For example, it would include unrealized holding gains and losses relating to securities transactions, and changes in market values of futures contracts which qualifies as a hedge among other items. The total of other comprehensive income for a period will be transferred to an equity account and displayed as "accumulated other comprehensive income."


Statement 131
_____________

Statement 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments, including the types of products and services from which each reportable segment derives it revenues, measurement of segment profit or loss and segment assets and the factors management used to identify the enterprise's reportable segments. Management believes that information disclosed in footnote 10 provides a substantial portion of the disclosures required by this statement.

(10)  Business Segment Information
      ____________________________

The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs.
Information about the Company's operations (in thousands) for the years ended August 31, 1998, 1997 and 1996 is summarized as follows:

                                       1998        1997        1996
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 26,622    $ 22,287    $ 22,966
         Sugarcane                      6,123       4,967       5,851
         Ranch                          6,882       4,876       3,796
                                     ________    ________    ________

           Total agriculture           39,627      32,130      32,613
         Real estate                    1,327      11,753         551
         General corporate              3,725       3,550       2,925
                                     ________    ________    ________

           Consolidated total        $ 44,679    $ 47,433    $ 36,089
                                     ________    ________    ________
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  8,677    $  4,850    $  7,584
         Sugarcane                      1,608         831       1,704
         Ranch                            615         765      (1,633)
                                     ________    ________    ________

           Total agriculture           10,900       6,446       7,655
       Real estate                        875      11,271          56
       General corporate                3,725       3,550       2,925
                                     ________    ________    ________

           Total operating income      15,500      21,267      10,636
       Interest expense                (1,116)       (444)       (990)
       General corporate expenses      (3,359)     (2,973)     (2,826)
                                     ________    ________    ________
           Income before
             income taxes            $ 11,025    $ 17,850    $  6,820
                                     ________    ________    ________
                                     ________    ________    ________



                                       1998        1997        1996
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  1,071    $  1,829    $  2,734
         Sugarcane                      8,846       1,890         967
         Ranch                          1,864       1,159       2,786
         Sod                                7          39          54
         Farm lands                       177         340         365
         Heavy equipment                  177          91          89
                                     ________    ________    ________

           Total agriculture           12,142       5,348       6,995
       General corporate                   45         404         147
                                     ________    ________    ________

           Consolidated total        $ 12,187    $  5,752    $  7,142
                                     ________    ________    ________
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  1,944    $  1,818    $  1,706
         Sugarcane                      1,010         909         925
         Ranch                          1,346       1,101       1,040
         Sod                               17          17          49
         Farm lands                        37          19          11
         Heavy equipment                  293         306         311
                                     ________    ________    ________

           Total agriculture            4,647       4,170       4,042
       General corporate                   70          70          94
                                     ________    ________    ________

           Consolidated total        $  4,717    $  4,240    $  4,136
                                     ________    ________    ________
                                     ________    ________    ________

     Identifiable assets:
       Agriculture:
         Citrus                      $ 48,052    $ 45,361    $ 47,874
         Sugarcane                     31,889      23,746      22,846
         Ranch                         17,295      16,355      13,710
         Sod                              473         379         247
         Farm lands                     1,702       1,561       1,240
         Heavy equipment                1,214       1,246       1,461
                                     ________    ________    ________

           Total agriculture          100,625      88,648      87,378
       Real estate                      9,452       9,835      10,177
       General corporate               20,477      19,240      16,949
                                     ________    ________    ________

           Consolidated total        $130,554    $117,723    $114,504
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

                     SELECTED QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 1998 and August 31, 1997, is as follows:
                                        Quarters Ended
             November 30,       Feb. 28,         May 31,        August 31,
             1997    1996     1998    1997    1998    1997     1998   1997
           _______ _______  _______ _______  _______ _______  _______ ______
Revenue:
  Citrus   $ 3,815 $ 2,093  $ 8,373 $ 9,826  $ 7,693 $ 8,527  $ 6,741 $1,841
  Sugarcane  1,700   1,078    2,797   3,518    1,530     153       96    218
  Ranch      3,100     838    1,144   1,661    1,898   1,741      740    636
  Property
    sales      628      24        6  11,384      449      15      244    330
  Interest     296     244      325     351      556     353      557    189
  Other
    revenues   529     535      432     494      543     661      487    723
           _______ _______  _______ _______  _______ _______  _______ ______
    Total
    revenue 10,068   4,812   13,077  27,234   12,669  11,450    8,865  3,937
           _______ _______  _______ _______  _______ _______  _______ ______

Costs and expenses:
  Citrus     3,443   1,789    6,558   8,596    6,070   5,916    1,874  1,136
  Sugarcane  1,475     828    2,240   3,263      824      -       (25)    45
  Ranch      2,818     566    1,015   1,344    1,686   1,642      748    559
  Interest     170     249      208      60      256      73      483     62
  Other        692     816      781     744      757     673    1,581  1,222
            ______  ______   ______  ______   ______   _____    _____  _____
    Total costs
      and ex-
      penses 8,598   4,248   10,802  14,007    9,593   8,304    4,661  3,024
            ______  ______   ______  ______   ______   _____    _____  _____
Income be-
  fore income
  taxes      1,470     564    2,275  13,227    3,076   3,146    4,204    913

Provision for
  income
  taxes        523     182      825   4,970    1,174   1,154    1,727    371
            ______  ______   ______  ______   ______  ______   ______  _____

Net income   $ 947   $ 382   $1,450  $8,257   $1,902  $1,992   $2,477  $ 542
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Basic earnings
  per share  $ .13   $ .06   $  .21  $ 1.17   $  .27  $  .28   $  .35  $ .08
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____

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

     The information called for regarding directors is incorporated by reference to Proxy Statement dated November 9, 1998.

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

Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 11, 12 and 13 is incorporated by reference to Proxy Statement dated November 9, 1998.


                                    PART IV
                                    _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
_____________________________________________________________________
                  on Form 8-K.
                  ____________

(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets  -  August 31, 1998 and 1997

       Consolidated Statements of Operations - For the Years Ended August 31, 1998, 1997 and 1996

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 1998, 1997 and 1996




(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 1998 and 1997  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - For Year Ended August 31, 1998

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 1998, 1997 and 1996

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 1998, 1997 and 1996

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 1998, 1997 and 1996

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

(b)3.  Reports on Form 8-K:
       ___________________

       Form 8-K dated December 2, 1997 regarding re-election of
       Directors and election of Officers.



* Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.















































                                    ALICO, INC.

                                    SCHEDULE I

                   Marketable Securities and Other Investments

                                  August 31, 1998


COLUMN A          COLUMN B          COLUMN C      COLUMN D         COLUMN E
________          ________          ________      ________         ________

                                                             Amount of Which
                                                             Each Portfolio
                                                             of Equity Secu-
                   Number of                     Market      rity Issues and
                   Shares or                    Value of      Each Other Se-
Name of Issuer  Units-Principal    Cost of      Each Issue     curity Issue
and Title of    Amounts of Bonds     Each       at Balance    Carried in the
Each Issue         and Notes         Issue      Sheet Date     Balance Sheet
______________  _______________   ___________   ____________     ___________

Municipal Bonds  $  641,512       $   641,512   $    697,094     $   697,094

Mutual Funds     $6,141,508         6,141,508      6,186,615       6,186,615

Preferred Stocks    111,500         2,827,340      2,899,890       2,899,890

Common Stocks        44,784         1,592,173      1,649,813       1,649,813

Other
 Investments     $  918,889           918,889        858,355         858,355
                                  ___________    ___________     ___________

     Total:                       $12,121,422    $12,291,767     $12,291,767
                                  ___________    ___________     ___________
                                  ___________    ___________     ___________

















                                   ALICO, INC.

                                   SCHEDULE V

                          PROPERTY, PLANT AND EQUIPMENT

COLUMN A          COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
________          _________    _________   ________    ________     ________

                                                    Other Changes
                   Balance                 Retire-  Debit and/or    Balance
                  Beginning    Additions    ments       Credit-     at Close
Description       of Period     at Cost    or Sales    Describe    of Period
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 1998
______________________________
Land              $14,368,962  $8,562,616   $  92,516  $28,586* $ 22,867,648
Roads                 953,181       4,645                            957,826
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,956,773      31,696                          2,988,469
Buildings           2,973,486     122,727     102,213              2,994,000
Feeding and Watering
  Facilities for
  Cattle Herd          34,167                   3,850                 30,317
Water Control
  Facilities            5,337                                          5,337
Fences                292,197      32,631      26,817                298,011
Cattle Pens           134,955                                        134,955
Citrus Groves,
  Including Irrigation
  Systems          38,422,614     800,602     199,257             39,023,959
Equipment           7,280,577     531,520     523,843              7,288,254
Breeding Herd      12,126,689   1,653,306   1,191,571             12,588,424
Sugarcane-Land Prep-
  aration, Etc.    15,277,301     888,486     342,937             15,822,850
Sod Land-Prep-
  aration, Etc.       180,938       3,978                            184,916
Farm Land Prep-
  aration           1,592,330     177,523                          1,769,853
                  ___________ ___________  __________  _______  ____________
                  $96,709,439 $12,809,730  $2,483,004  $28,586  $107,064,751
                  ___________ ___________  __________  _______  ____________
                  ___________ ___________  __________  _______  ____________


* Reclassification from other assets.








                                   ALICO, INC.

                                   SCHEDULE V

                          PROPERTY, PLANT AND EQUIPMENT

COLUMN A          COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
________          _________    _________   ________    ________     ________

                                                    Other Changes
                   Balance                 Retire-  Debit and/or    Balance
                  Beginning    Additions    ments       Credit-     at Close
Description       of Period     at Cost    or Sales    Describe    of Period
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 1997
______________________________
Land              $14,504,916  $  334,165  $  470,119  $         $14,368,962
Roads                 745,525     207,656                            953,181
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,801,321     155,453                          2,956,774
Buildings           3,037,575       6,007      70,096              2,973,486
Feeding and Watering
  Facilities for
  Cattle Herd          36,067                   1,900                 34,167
Water Control
  Facilities          871,337                 866,000                  5,337
Fences                270,133      34,484      12,420                292,197
Cattle Pens           134,955                                        134,955
Citrus Groves,
  Including Irrigation
  Systems          38,634,654   1,532,126   1,744,166             38,422,614
Equipment           6,999,963     563,979     283,365              7,280,577
Breeding Herd      13,184,291     935,625   1,993,227             12,126,689
Sugarcane-Land Prep-
  aration, Etc.    14,304,486   1,603,607     630,792             15,277,301
Sod-Land Prep-
  aration, Etc.       141,922      39,016                            180,938

Farm Land Prep-
  aration           1,252,376     339,954                          1,592,330
                  ___________  __________  __________   ______   ___________
                  $97,029,453  $5,752,072  $6,072,085   $    0   $96,709,440
                  ___________  __________  __________   ______   ___________
                  ___________  __________  __________   ______   ___________











                                   ALICO, INC.

                                   SCHEDULE V

                          PROPERTY, PLANT AND EQUIPMENT

COLUMN A          COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
________          _________    _________   ________    ________     ________

                                                    Other Changes
                   Balance                 Retire-  Debit and/or    Balance
                  Beginning    Additions    ments       Credit-     at Close
Description       of Period     at Cost    or Sales    Describe    of Period
___________       _________    _________   _________  ___________  __________

For the Year Ended August 31, 1996
__________________________________
Land             $14,409,797  $  133,396  $   38,277  $          $14,504,916
Roads                489,213     256,312                             745,525
Agricultural Land
  Preparation          9,906                                           9,906
Forest Improvements  100,026                                         100,026
Pasture Improve-
  ments            2,363,419     434,194                  3,708*   2,801,321
Buildings          3,034,835      82,938      80,198               3,037,575
Feeding and Watering
  Facilities for
  Cattle Herd         36,486                     419                  36,067
Water Control
  Facilities         871,337                                         871,337
Fences               228,811      47,066       5,744                 270,133
Cattle Pens          155,219                  20,264                 134,955
Citrus Groves,
  Including Irri-
  gation Systems  36,176,961   2,573,697     116,004              38,634,654
Equipment          6,815,062     328,372     143,471               6,999,963
Breeding Herd     12,094,179   2,165,878   1,075,766              13,184,291
Sugarcane-Land
  Prep.,Etc.      12,907,640     715,188                681,658*  14,304,486
Sod-Land Prep-
  aration,Etc.     1,118,258      44,615     335,585   (685,366)*    141,922
Farm Land Prep-
  aration            892,218     360,158                           1,252,376
                 ___________  __________  __________  _________  ___________

                 $91,703,367  $7,141,814  $1,815,728  $       0  $97,029,453
                 ___________  __________  __________  _________  ___________
                 ___________  __________  __________  _________  ___________

* Reclassification

(/TABLE>












                                    ALICO, INC.

                                    SCHEDULE VI

                 Reserves for Depreciation, Depletion and Amortization
                           of Property, Plant and Equipment
                 _____________________________________________________

COLUMN A           COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F
________          __________    __________  __________  ________    ________

                                 Additions               Other
                    Balance      Charged To              Changes    Balance
                   Beginning   Profit & Loss   Retire-  Add(Deduct)   at
Description        of Period     of Income     ments     Desccribe  Close Of
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 1998
______________________________

Buildings          $ 1,221,902  $  135,690   $   88,948  $       $ 1,268,644
Feeding and Watering
  Facilities for
  Cattle Herd           24,059         797        3,850               21,006
Water Control
  Facilities                 0           0            0                    0
Fences                 124,017      25,650       26,817              122,850
Cattle Pens             57,313      13,951                            71,264
Citrus Groves,
  Including Irriga-
  tion Systems       9,894,285   1,604,182      199,256           11,299,211
Equipment            4,646,481     747,006      511,742            4,881,745
Breeding Herd        6,861,549   1,202,626    1,125,043            6,939,132
Roads                   32,097      39,803                            71,900
Sugarcane Lane Prep-
  aration, Etc.      3,860,569     907,431      342,937            4,425,063
Sod Land Prepara-
  tion, Etc.             3,957       3,542                             7,499
Farm Land Preparation   37,561      36,541                            74,102
                   ___________  __________   __________    ____  ___________
                   $26,763,790  $4,717,219   $2,298,593    $  0  $29,182,416
                   ___________  __________   __________    ____  ___________
                   ___________  __________   __________    ____  ___________
















                                    ALICO, INC.

                                    SCHEDULE VI

              Reserves for Depreciation, Depletion and Amortization
                            Property, Plant and Equipment
              _____________________________________________________


COLUMN A           COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F
________          __________    __________  __________  ________    ________

                                 Additions               Other
                    Balance      Charged To              Changes    Balance
                   Beginning   Profit & Loss   Retire-  Add(Deduct)   at
Description        of Period     of Income     ments     Desccribe  Close Of
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 1997
______________________________
Buildings         $ 1,152,448  $  139,550   $    70,096   $      $ 1,221,902
Feeding and Watering
  Facilities for
  Cattle Herd          24,044       1,915         1,900               24,059
Water Control
  Facilities          866,000                   866,000                    0
Fences                112,016      24,421        12,420              124,017
Cattle Pens            43,362      13,951                             57,313
Citrus Groves,
  Including Irriga-
  tion Systems     10,189,551   1,448,900     1,744,166            9,894,285
Equipment           4,106,878     822,968       283,365            4,646,481
Breeding Herd       7,518,756     939,309     1,596,516            6,861,549
Roads                  10,731      21,366                             32,097
Sugarcane-Land Prep-
  aration, Etc.     3,683,734     807,626       630,791            3,860,569
Sod-Land Prepara-
  tion, Etc.            2,054       1,903                              3,957
Farm Land Preparation  19,353      18,208                             37,561
                  ___________  __________    __________   ____   ___________

                  $27,728,927  $4,240,117    $5,205,254   $  0   $26,763,790
                  ___________  __________    __________   ____   ___________
                  ___________  __________    __________   ____   ___________














                                    ALICO, INC.

                                    SCHEDULE VI

              Reserves for Depreciation, Depletion and Amortization
                            Property, Plant and Equipment
              _____________________________________________________


COLUMN A           COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F
________          __________    __________  __________  ________    ________

                                 Additions               Other
                    Balance      Charged To              Changes    Balance
                   Beginning   Profit & Loss   Retire-  Add(Deduct)   at
Description        of Period     of Income     ments     Desccribe  Close Of
___________        _________   ____________  __________  _________  ________

For the Year Ended August 31, 1996
__________________________________

Buildings          $ 1,092,981  $  139,665  $   80,198    $      $ 1,152,448
Feeding and Watering
  Facilities for
  Cattle Herd           21,741       2,722         419                24,044
Water Control
  Facilities           866,000                                       866,000
Fences                  96,330      21,430       5,744               112,016
Cattle Pens             49,676      13,951      20,265                43,362
Citrus Groves,
  Including Irrigation
  Systems            9,002,178   1,303,376     116,003            10,189,551
Equipment            3,329,601     904,448     127,171             4,106,878
Breeding Herd        7,559,946     867,887     909,077             7,518,756
Roads                        0      10,731                            10,731
Sugarcane-Land
  Prep.,Etc.         2,752,281     827,397                104,056* 3,683,734
Sod-Land Prep-
  aration, Etc.        174,201      33,524     101,615   (104,056)*    2,054
Farm Land
  Preparation            8,151      11,202                            19,353
                   ___________  __________  __________  _______  ___________

                   $24,953,086  $4,136,333  $1,360,492  $     0  $27,728,927
                   ___________  __________  __________  _______  ___________
                   ___________  __________  __________  _______  ___________


* Reclassification











                                        ALICO, INC.

                                       SCHEDULE  IX
                                       ____________

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      __________________________________________


_____________________________________________________________________________

       COLUMN A                                   COLUMN B
_____________________________________________________________________________


                                        Charged to Costs and Expenses
                                        _____________________________

                                            Years Ended August 31,
                                            ______________________

        Item                          1998           1997           1996
        ____                          ____           ____           ____


1.  Maintenance and repairs        $1,025,739     $  990,184     $  858,253


2.  Taxes, other than payroll
    and income taxes                1,805,322      1,755,168      1,476,159
































                                                             EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 1998:


          Number of shares outstanding at August 31, 1997        7,027,827
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 1998        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/97  -  8/31/98                    7,027,827
                                                                 _________
                                                                 _________




































                                                               EXHIBIT 12








                                   ALICO, INC.



Computation of Ratios:




                1997    Current Assets           $37,887,320
                        Current Liabilities        4,988,115

                        37,887,320 divided by 4,988,115  =  7.59:1




                1998    Current Assets           $42,354,043
                        Current Liabilities        5,649,482

                        42,354,043 divided by 5,649,482  =  7.50:1






























Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 17, 1998                             Ben Hill Griffin, III
Date                                          Chairman, Chief Executive
                                              Officer and Director
                                              (Signature)



November 17, 1998                             W. Bernard Lester
Date                                          President, Chief Operating
                                              Officer and Director
                                              (Signature)



November 17, 1998                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Richard C. Ackert                             Ben Hill Griffin, IV
Director                                      Director
(Signature)                                   (Signature)


J. C. Barrow, Jr.                             K. E. Hartsaw
Director                                      Director
(Signature)                                   (Signature)


William L. Barton                             Thomas E. Oakley
Director                                      Director
(Signature)                                   (Signature)


Walker E. Blount, Jr.
Director
(Signature)



November 17, 1998
Date