Form 10-Q
period 1998-11-30
ALICO INC
filed 1999-01-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 1998.

                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________.


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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at January 14, 1999.



                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ALICO, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                          (See Accountants' Review Report)
                                                      (Unaudited)
                                            Three Months Ended November 30,
                                                 1998             1997
                                            _______________________________
Revenue:
     Citrus                                   $ 1,586,598      $ 3,814,858
     Sugarcane                                  1,193,533        1,699,690
     Ranch                                      2,647,356        3,099,678
     Rock products and sand                       352,174          312,082
     Oil lease and land rentals                   134,449          159,896
     Forest products                               54,248           44,491
     Profit on sales of real estate                   -            627,660
     Interest and investment income               195,852          295,532
     Other                                         11,546           14,599
                                              ___________      ___________

        Total revenue                           6,175,756       10,068,486
                                              ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                1,275,238        3,443,008
     Sugarcane production and harvesting          875,922        1,475,296
     Ranch                                      2,787,028        2,818,387
     Real estate expenses                         131,112          103,625
     Interest                                     408,937          169,995
     Other, general and administrative            688,987          588,048
                                             ____________      ___________

        Total costs and expenses                6,167,224        8,598,359
                                             ____________      ___________

Income before income taxes                          8,532        1,470,127
Provision for income taxes                        (18,562)         522,789
                                             ____________      ___________

Net income                                         27,094          947,338
                                             ____________      ___________
Other comprehensive income, net of tax:
     Unrealized gains on securities               534,009          133,403
                                             ____________      ___________
Other comprehensive income                        534,009          133,403
                                            ____________      ___________

Comprehensive income                              561,103        1,080,741
                                             ____________      ___________
                                             ____________      ___________






Weighted average number of shares outstanding   7,027,827        7,027,827

Per share amounts:
     Basic                                    $      0.00      $      0.13
     Dividends                                $      0.50      $      0.60
See accompanying notes to condensed consolidated financial statements.

                          ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                          (Unaudited)
                                       November 30, 1998   August 31, 1998
          ASSETS
Current assets:
     Cash and cash investments             $    431,964       $    908,268
     Marketable securities                   13,661,538         12,291,767
     Accounts and mortgage notes receivable   8,827,948         11,193,508
     Inventories                             17,568,597         17,625,923
     Other current assets                       427,443            334,577
                                           ____________       ____________

          Total current assets               40,917,490         42,354,043

Mortgage notes receivable, non-current          537,022            514,796
Land held for development and sale            8,976,551          8,837,957
Other assets                                    977,614            965,230
Property, buildings and equipment           110,413,654        107,064,751
Less:  Accumulated depreciation             (30,303,107)       (29,182,416)
                                           ____________       ____________

          Total assets                     $131,519,224       $130,554,361
                                           ____________       ____________
                                           ____________       ____________

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                       (Unaudited)
                                    November 30, 1998       August 31, 1998
        LIABILITIES                 _________________       _______________
                                        [C]                   [C]
Current liabilities:
     Accounts payable                   $  1,463,708          $  1,464,159
     Due to profit sharing plan                  -                 296,368
     Accrued ad valorem taxes                    -               1,329,136
     Current portion of notes payable      2,528,145                28,145
     Accrued expenses                        194,433               538,897
     Income taxes payable                    117,504               623,128
     Deferred income taxes                   560,003             1,023,886
     Deferred revenue                        453,642               345,763
                                        ____________          ____________

          Total current liabilities        5,317,435             5,649,482

Notes payable                             27,360,723            23,210,723

Deferred income taxes                     11,788,947            11,723,895

Deferred retirement benefits                  37,989                 3,320
                                        ____________          ____________

          Total liabilities               44,505,094            40,587,420
                                        ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                            $  7,027,827          $  7,027,827

Accumulated other comprehensive income       702,354               168,345

Retained earnings                         79,283,949            82,770,769
                                        ____________          ____________

     Total stockholders' equity           87,014,130            89,966,941
                                        ____________          ____________
     Total liabilities and
       stockholders' equity             $131,519,224           130,554,361
                                        ____________          ____________
                                        ____________          ____________

See Accompanying notes to condensed consolidated financial statements.















                                ALICO, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (See Accountants' Review Report)



                                                              Accumulated
                                Common Stock                     Other
                             Shares                Retained  Comprehensive
                             Issued      Amount    Earnings      Income
                           __________________________________________________

Balances August 31, 1997   7,027,827  $7,027,827   $80,211,659    $913,059
  Net income for the year
    ended August 31, 1997        -           -       6,775,806         -
  Other comprehensive income,
    net of tax                   -           -             -      (744,714)
  Dividends paid                 -           -      (4,216,696)        -
                           _________________________________________________

Balances August 31, 1998   7,027,827   7,027,827    82,770,769     168,345
  Net income for the
    three months ended
    November 30, 1998            -           -          27,094         -
  Other comprehensive
    income, net of tax           -           -             -       534,009
  Dividends paid                 -           -      (3,513,914)        -
                           _________________________________________________

Balances November 30, 1998 7,027,827  $7,027,827   $79,283,949    $702,354
                           _________________________________________________
                           _________________________________________________


See accompanying notes to condensed consolidated financial statement.













                                ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                      (Unaudited)
                                            Three Months Ended November 30,
                                                 1998             1997
                                         _______________________________
Cash flows from operating activities:
                                               [C]              [C]
     Net income                                $   27,094       $  947,338
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation                          1,212,374        1,140,337
          Net decrease in current assets and
            liabilities                           (87,098)          52,050
          Deferred income taxes                  (718,306)        (192,523)
          Other                                   (97,431)        (945,573)
                                               __________       __________
            Net cash provided from
              operating activities                336,633        1,001,629
                                               __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment       (3,468,992)      (1,833,714)
     Proceeds from sales of property and
       equipment                                    4,894          789,258
     Purchases of marketable securities        (1,041,667)        (994,553)
     Proceeds from sales of marketable
       securities                                 530,014          567,965
                                               __________       __________
            Net cash used for
              investing activities             (3,975,751)      (1,471,044)
                                               __________       __________
Cash flows used for financing activities:

     Notes receivable collections                  26,728            8,211
     Repayment of bank loan                    (4,850,000)      (5,435,000)
     Proceeds from bank loan                   11,500,000        9,935,000
     Dividends paid                            (3,513,914)      (4,216,696)
                                               __________       __________
            Net cash provided from
              financing activities              3,162,814          291,515
                                               __________       __________
            Net decrease in cash and
              cash investments                 $ (476,304)      $ (177,900)
                                               __________       __________
                                               __________       __________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                      $  368,647       $  144,670
                                               __________       __________
                                               __________       __________

     Cash paid for income taxes                $  792,700       $  798,000
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1998. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position and stockholders' equity at November 30, 1998 and August 31, 1998 and the consolidated results of operations and cash flows for the three months ended November 30, 1998 and 1997.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $218,943 in 1998 and $663,413 in 1997. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             1998                1998
                                         ____________         __________

    Unharvested fruit crop on trees        $ 9,047             $ 7,466
    Unharvested sugarcane                    2,315               2,358
    Beef cattle                              5,922               7,535
    Sod                                        285                 267
                                           _______             _______

         Total inventories                 $17,569             $17,626
                                           _______             _______
                                           _______             _______




4.  Income taxes:

The provision for income taxes for the quarters ended November 30, 1998 and 1997 is summarized as follows:
                                          Three Months Ended November 30,
                                              1998                1997
                                          _______________________________
     Current:
          Federal income tax              $  100,453           $  542,685
          State income tax                    17,051               94,523
                                          __________           __________

                                             117,504              637,208
                                          __________           __________

     Deferred:
          Federal income tax                (122,940)            (103,382)
          State income tax                   (13,126)             (11,037)
                                          __________           __________

                                            (136,066)            (114,419)
                                          __________           __________
             Total provision for
               income taxes               $  (18,562)          $  522,789
                                          __________           __________
                                          __________           __________

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended November 30, 1998 and 1997:

                                          Three Months Ended November 30,
                                             1998                 1997
                                          _______________________________
          [S]                             [C]                  [C]

          Expected income tax             $    2,901           $  499,843
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit                   310               53,366
          Nontaxable interest and
            dividends                        (23,825)             (25,514)
          Other reconciling items,
            net                                2,052               (4,906)
                                          __________           __________
              Total provision for
                income taxes              $  (18,562)          $  522,789
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

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $34 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in 2000 and up to $7,000,000 which is due on demand. The total amount of debt under these agreements at November 30, 1998 and August 31, 1998 was $29,500,000 and $22,850,000, respectively.

Interest cost expensed and capitalized during the three months ended November 30, 1998 and November 30, 1997 was as follows:

                                      1998                1997
                                    ________            ________

          Interest expensed         $408,937            $169,995
          Interest capitalized        29,943              84,803
                                    ________            ________

              Total interest cost   $438,880            $254,798
                                    ________            ________
                                    ________            ________

6.  Dividends:

On October 6, 1998 the Company declared a year-end dividend of $.50 per share, which was paid on November 6, 1998.

7.  Disclosures about reportable segments:

Alico, Inc. has four reportable segments: citrus, sugarcane, ranching and general corporate. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Alico, Inc. evaluates performance based on profit or loss from operations before income taxes. Alico, Inc.'s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.


The following table presents information for each of the Company's Operating segments as of and for the three months ended November 30, 1998:

                __________________________________________________________
                                                    General   Consolidated
                  Citrus    Sugarcane     Ranch    Corporate      Total
                __________________________________________________________

Revenue         1,586,598   1,193,533   2,647,356     748,269    6,175,756
Costs and
  expenses      1,275,238     875,922   2,787,028   1,229,036    6,167,224
Depreciation and
  amortization    538,097     252,726     322,554      98,997    1,212,374
Segment profit
  (loss)          311,360     317,611    (139,672)   (480,767)       8,532
Segment assets 31,444,890  29,595,776  10,757,284  59,721,274  131,519,224

*Consists of rents, investments, real estate activities and other such items of a general corporate nature.

8.  Accounting pronouncements

As of September 1, 1998, Alico adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Statement 130 requires that an enterprise compute and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes both net income and other comprehensive income which caused the equity change.

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

9.  Subsequent events:

In December 1998, the State of Florida approved the purchase of approximately 12,728 acres of land in Hendry and Collier Counties, Florida from Alico, Inc. by the South Florida Water Management District for $8.8 million. On completion of the sale, the Company will recognize a gain of approximately $8.6 million. The Company also signed a contract to purchase approximately 7,680 acres in Hendry County, Florida, for $22.5 million. For income tax purposes, the Company plans to effect a like-kind exchange for these two real estate transactions which will allow the Company to defer income taxes resulting from the sale.

At its annual meeting of shareholders on December 1, 1998, the stockholders approved an incentive plan which is intended to provide officers, board members and other key employees of the Comnpany an opportunity to increase their stock ownership in the Company and give them additional incentive to achieve the Company's objectives. There have been 650,000 shares of the Company's Common Stock reserved for awards under the incentive plan. No grants have been made to date under this plan.

10.  Accountants' review report:

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




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $35,600,055 at November 30, 1998, down from $36,704,561 at August 31, 1998. As of November 30, 1998, the Company had cash and cash investments of $431,964 compared to $908,268 at August 31, 1998. Marketable securities increased to $13,661,538 from $12,291,767 during the same period. The ratio of current assets to current liabilities increased to 7.69 to 1 at November 30, 1998 from 7.50 to 1 at August 31, 1998. Total assets increased by $964,863 to $131,519,224 at November 30, 1998 from $130,554,361 at August 31, 1998.

The working capital decrease of $1,104,506 is largely resulting from the development of additional sugarcane acreage requiring capital outlay.

In connection with a financing agreement with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $4.5 million at November 30, 1998.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 1998 decreased by $920,244 when compared to the first quarter of fiscal 1998. Income before income taxes decreased $1,461,595 for the three months ended November 30, 1998, respectively, when compared to the same period a year ago. This was primarily due to decreases in earnings from real estate activities (a loss of ($131,112) for the three months ended November 30, 1998, as compared to a gain of $524,035 for the three months ended November 30, 1997) and agricultural activities.

Earnings from agricultural activities also decreased during the first Quarter of fiscal 1999 ($489,299 vs. $877,535 during the first three months of fiscal 1999 and 1998, respectively).




Citrus
______

Citrus revenues and earnings decreased for the quarter ended November 30, 1998 when compared to the prior year ($311,360 earnings during the first quarter of fiscal 1999 vs. $371,850 during fiscal 1998). This is largely the result of less fruit harvested during the first quarter when compared to the same period last year. Additionally, recognition of the revenues from the prior year's fresh fruit crop were less than amount realized in the first quarter of the prior year ($218,943 in the first quarter of fiscal 1999, compared to $663,413 in the first quarter of 1998, see Note 1 to the Condensed Consolidated Financial Statements). Management expects current year earnings to improve as additional fruit is harvested.

Sugarcane
_________

Sugarcane earnings were higher for the first quarter of 1999 ($317,611 during fiscal 1999 vs. $224,394 during fiscal 1998) when compared to the prior year. Although revenues declined due to fewer acres harvested, improved sugar yield per acre has generated the higher year-to-date earnings.

Ranching
________

Ranch earnings declined from those of a year ago for the quarter ended November 30, 1998 when compared to the prior year (a loss of ($139,672) vs. a profit of $281,291 for the three months ended November 30, 1998 and November 30, 1997, respectively). Lower market prices for beef is the primary cause of the decline.

General Corporate
_________________

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

Additionally, the Company announced an option agreement with REJ Group, Inc. The option agreement permits the acquisition of a minimum of 150 acres and a maximum of 400 acres within the 2,300 acre University Village. The potential pretax gain to Alico, if the option is exercised, would vary from $8.5 million to $24.5 million, depending on the time at which the option is exercised, and the total number of acres selected.

In December 1998, the State of Florida approved the purchase of approximately 12,728 acres of land in Hendry and Collier Counties, Florida from Alico, Inc. by the South Florida Water Management District for $8.8 million. On completion of the sale, the Company will recognize a gain of approximately $8.6 million. The Company also signed a contract to purchase approximately 7,680 acres in Hendry County, Florida for $22.5 million. For income tax purposes, the Company plans to effect a like-kind exchange for these two real estate transactions which will allow the Company to defer income taxes resulting from the sale.

At its annual meeting of shareholders on December 1, 1998, the stockholders approved an incentive plan which is intended to provide officers, board members and other key employees of the Company an opportunity to increase their stock ownership in the Company and give them additional incentive to achieve the Company's objectives. There are 650,000 shares of the Company's Common Stock reserved for awards under the incentive plan. No grants have yet been approved or distributed under the plan.

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

Non-Information Technology Systems:

The Company does not believe that non-information technology systems are material to its business; however, the Company has completed its review and testing of such systems. The Company is not aware of any problems concerning its non-information technology.

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

The Company is not currently aware of the year 2000 readiness of certain outside service companies. Any adverse effect caused by the failure of these providers to be year 2000 compliant is not currently susceptible to quantification.

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

Cautionary Statement
____________________

This report of Form 10-Q contains certain forward-looking statements.
Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to, the competitive environment of the Company's products, weather forces and government regulations.



















                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B. Computation of Weighted Average Shares Outstanding at November 30, 1998.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 1, 1998.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 14, 1998                          W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

January 14, 1998                          L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

January 14, 1998                          Patrick W. Murphy
Date                                      Controller
                                          (Signature)










                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of November 30, 1998, and the related condensed consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for the three-month periods ended November 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 9, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              KPMG LLP
                                              (Signature)


Orlando, Florida
January 6, 1998












                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 1998:



    Number of shares outstanding at August 31, 1998       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 1998     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/98 - 11/30/98                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B