Form 10-Q
period 1999-02-28
ALICO INC
filed 1999-04-13
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 1999.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at April 13, 1999.

                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            (See Accountants' Review Report)
                                        (Unaudited)                 (Unaudited)
                                    Three Months Ended            Six Months Ended
                           Feb. 28, 1999  Feb. 28, 1998     Feb. 28, 1999  Feb. 28, 1998
                           _____________  _____________     _____________  _____________
Revenue:
     Citrus                 $ 8,535,053    $ 8,372,605       $10,121,651    $12,187,463
     Sugarcane                2,221,271      2,796,753         3,414,804      4,496,443
     Ranch                    1,060,374      1,143,736         3,707,730      4,243,414
     Rock products and sand     279,816        263,586           631,990        575,668
     Oil lease and land
       rentals                  285,024        104,113           419,473        264,009
     Forest products             12,452         37,622            66,700         82,113
     Profit on sales of real
       estate                 4,293,376          5,712         4,293,376        633,372
     Interest and investment
       income                   240,439        324,505           436,291        620,037
     Other                       16,392         28,076            27,938         42,675
                            ___________    ___________       ___________    ___________

          Total revenue      16,944,197     13,076,708        23,119,953     23,145,194
                            ___________    ___________       ___________    ___________
Cost and expenses:
     Citrus production,
       harvesting and
       marketing              6,306,360      6,557,629         7,581,598     10,000,637
     Sugarcane production
       and harvesting         1,705,466      2,240,340         2,581,388      3,715,636
     Ranch                    1,000,815      1,014,643         3,787,843      3,833,030
     Real estate expenses        18,649        110,794           149,761        214,419
     Interest                   397,677        208,335           806,614        378,330
     Other, general and
       administrative           686,625        670,050         1,375,612      1,258,098
                            ___________    ___________       ___________    ___________

          Total costs and
            expenses         10,115,592     10,801,791        16,282,816     19,400,150
                            ___________    ___________       ___________    ___________

Income before income taxes    6,828,605      2,274,917         6,837,137      3,745,044
Provision for income taxes    3,127,489        824,679         3,108,927      1,347,468
                            ___________    ___________       ___________    ___________

Net income                    3,701,116      1,450,238         3,728,210      2,397,576
                            ___________    ___________       ___________    ___________

Other comprehensive income,
  net of tax:
     Unrealized gains on
       securities                31,620        224,862           565,629        358,265
                            ___________    ___________       ___________    ___________

Comprehensive income          3,732,736      1,675,100         4,293,839      2,755,841
                            ___________    ___________       ___________    ___________
                            ___________    ___________       ___________    ___________









Weighted average number of shares
  outstanding                 7,027,827      7,027,827         7,027,827      7,027,827

Per share amounts:

     Net income             $       .53    $       .21       $       .53    $       .34
     Dividends              $        -     $        -        $       .50    $       .60

See accompanying notes to condensed consolidated financial statements.






                          ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                              (Unaudited)
                                           February 28, 1999   August 31, 1998
          ASSETS
Current assets:
     Cash and cash investments                $    530,700        $    908,268
     Marketable Securities                      13,753,558          12,291,767
     Accounts and mortgage notes receivable      9,161,000          11,193,508
     Inventories                                16,646,791          17,625,923
     Other current assets                          501,734             334,577
                                              ____________        ____________

          Total current assets                  40,593,783          42,354,043

Mortgage notes receivable, non-current             439,234             514,796
Land held for development and sale               9,128,860           8,837,957
Other assets                                       988,118             965,230
Property, buildings and equipment              110,690,755         107,064,751
Less:  Accumulated depreciation                (29,803,315)        (29,182,416)
                                              ____________        ____________

          Total assets                        $132,037,435        $130,554,361
                                              ____________        ____________
                                              ____________        ____________




















                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            (Unaudited)
                                         February 28, 1999       August 31, 1998
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                       $  1,336,372          $  1,464,159
     Due to profit sharing plan                      -                 296,368
     Accrued ad valorem taxes                    344,470             1,329,136
     Current portion of notes payable             55,366                28,145
     Accrued expenses                            525,667               538,897
     Income taxes payable                      1,286,801               623,128
     Deferred income taxes                       247,606             1,023,886
     Deferred revenue                                -                 345,763
                                            ____________          ____________

          Total current liabilities            3,796,282             5,649,482

Notes payable                                 25,038,502            23,210,723

Deferred income taxes                         11,872,815            11,723,895

Deferred retirement benefits                     582,970                 3,320
                                            ____________          ____________

          Total liabilities                   41,290,569            40,587,420
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Accumulated other comprehensive income           733,974               168,345

Retained earnings                             82,985,065            82,770,769
                                            ____________          ____________

     Total stockholders' equity               90,746,866            89,966,941
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $132,037,435          $130,554,361
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.

ALICO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(See Accountants' Review Report)



                                                                  Accumulated
                                 Common Stock                        Other
                             Shares                  Retained    Comprehensive
                             Issued       Amount     Earnings        Income
                           ____________________________________________________

Balances August 31, 1997   7,027,827   $7,027,827   $80,211,659     $913,059
  Net income for the year
    ended August 31, 1997        -            -       6,775,806          -
  Other comprehensive income,
    net of tax                   -            -             -       (744,714)
  Dividends paid                 -            -      (4,216,696)         -
                           ____________________________________________________

Balances August 31, 1998   7,027,827    7,027,827    82,770,769      168,345
  Net income for the
    six months ended
    February 28, 1999            -            -       3,728,210          -
  Other comprehensive
    income, net of tax           -            -             -        565,629
  Dividends paid                 -            -      (3,513,914)         -
                           ____________________________________________________

Balances February 28, 1999 7,027,827   $7,027,827   $82,985,065     $733,974
                           ____________________________________________________
                           ____________________________________________________



See accompanying notes to condensed consolidated financial statement.

























                                ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See Accountants' Review Report)
                                                                 (Unaudited)
                                                     Feb. 28, 1999         Feb. 28, 1998
                                                     _____________         _____________
Cash flows from operating activities:
     Net income                                       $ 3,728,210           $ 2,397,576
     Adjustments to reconcile net income to cash
       provided from operating activities:
          Depreciation                                  2,411,785             2,272,562
          Net decrease in current assets and
            liabilities                                 1,055,830               211,026
          Deferred income taxes                          (968,626)             (170,710)
          Gain on sale of real estate                  (4,268,132)             (616,268)
          Other                                           389,952              (603,317)
                                                      ___________           ___________
            Net cash provided from
              operating activities                      2,349,019             3,490,869
                                                      ___________           ___________
Cash flows from investing activities:

     Purchases of property and equipment               (4,998,455)           (2,411,878)
     Proceeds from sales of real estate                 4,404,902               650,000
     Proceeds from sales of other property
       and equipment                                          -                 250,852
     Purchases of marketable securities                (1,986,946)           (2,537,697)
     Proceeds from sales of marketable securities       1,428,472             1,788,792
                                                      ___________           ___________
            Net cash used for
              investing activities                     (1,152,027)           (2,259,931)
                                                      ___________           ___________
Cash flows from financing activities:

     Notes receivable collections                          84,354                21,272
     Repayment of bank loan                           (16,747,000)          (11,225,000)
     Proceeds from bank loan                           18,602,000            13,625,000
     Dividends paid                                    (3,513,914)           (4,216,696)
                                                      ___________           ___________

            Net cash used for
              financing activities                     (1,574,560)           (1,795,424)
                                                      ___________           ___________
            Net decrease in cash and
              cash investments                        $  (377,568)          $  (564,486)
                                                      ___________           ___________
                                                      ___________           ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                             $   776,717           $   362,251
                                                      ___________           ___________
                                                      ___________           ___________

     Cash paid for income taxes, including            $ 3,403,372           $ 1,612,600
       interest and penalties                         ___________           ___________
                                                      ___________           ___________

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1998. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position and stockholders' equity at February 28, 1999 and August 31, 1998 and the consolidated results of operations and cash flows for the six months ended February 28, 1999 and 1998.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit caused the Company to recognize additional revenue from the prior year's crop totaling approximately $219,000 in 1999 and $2,536,000 in 1998. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:

                                         February 28,         August 31,
                                             1999                1998
                                         ____________         __________

    Unharvested fruit crop on trees        $ 8,007             $ 7,466
    Unharvested sugarcane                    1,809               2,358
    Beef cattle                              6,562               7,535
    Sod                                        269                 267
                                           _______             _______

         Total inventories                 $16,647             $17,626
                                           _______             _______
                                           _______             _______










4.  Income taxes:

The provision for income taxes for the quarters and six months ended February
28, 1999 and 1998 is summarized as follows:

                                    Three Months Ended              Six Months Ended
                              Feb. 28, 1999  Feb. 28, 1998   Feb. 28, 1999  Feb. 28, 1998
                              _____________  _____________   _____________  _____________


     Current:
          Federal income tax     $1,948,486     $678,251       $2,048,939     $1,220,936
          State income tax          172,997       72,413          190,048        166,936
                                 __________     ________       __________     __________

                                  2,121,483      750,664        2,238,987      1,387,872
                                 __________     ________       __________     __________

     Deferred:
          Federal income tax        908,948       66,876          786,008        (36,506)
          State income tax           97,058        7,139           83,932         (3,898)
                                 __________     ________       __________     __________

                                  1,006,006       74,015          869,940        (40,404)
                                 __________     ________       __________     __________
             Total provision for
               income taxes      $3,127,489     $824,679       $3,108,927     $1,347,468
                                 __________     ________       __________     __________
                                 __________     ________       __________     __________


Following is a reconciliation of the expected income tax expense computed at the
U. S. Federal statutory rate of 34% and the actual income tax provision for the quarters and six months ended February 28, 1999 and 1998:

                                  Three Months Ended              Six Months Ended
                             Feb. 28, 1999  Feb. 28, 1998    Feb. 28, 1999  Feb. 28, 1998
                             _____________  _____________    _____________  _____________

        Expected income tax    $2,321,726     $773,472          $2,324,627    $1,273,315
        Increase (decrease)
          resulting from:
        State income taxes,
          net of federal
          benefit                 247,878       82,579             248,188       135,945
        Nontaxable interest
          and dividends           (22,411)     (25,459)            (46,236)      (50,973)
        Interest and penalties
          net of federal and
          state benefit           593,878          -               593,878           -
        Other reconciling
          items, net              (13,582)      (5,913)            (11,530)      (10,819)
                               __________     ________          __________    __________
            Total provision
              for income
              taxes            $3,127,489     $824,679          $3,108,927    $1,347,468
                              __________     ________          __________    __________
                              __________     ________          __________    __________









The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1993, 1994, 1995 and 1996. Previously the Company had been under audit for the years ended August 31, 1991 and 1992. A final settlement was reached in February 1999. The resulting income taxes, related to the timing of recognition of certain items previously expensed, totaled
$1,037,803.

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $34 million. The financing agreements allow the Company to borrow up to $27,000,000 which is due in 2000 and up to $7,000,000 which is due on demand. The total amount of long-term debt under these agreements at February 28, 1999 and August 31, 1998 was $25,038,502 and
$23,210,723, respectively.

Interest cost expensed and capitalized during the six months ended February 28, 1999 and February 28, 1998 was as follows:

                                       1999               1998
                                    __________          ________

          Interest expensed          $806,614           $378,330
          Interest capitalized         74,190            172,516
                                     ________           ________

            Total interest cost      $880,804           $550,846
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















The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 1999:
              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue       $10,121,651   3,414,804   3,707,730   5,875,768   23,119,953
Costs and
  expenses      7,581,598   2,581,388   3,787,843   2,331,987   16,282,816
Depreciation and
  amortization  1,067,697     493,811     650,463     199,814    2,411,785
Segment profit
  (loss)        3,815,291   1,709,338   2,706,915  (1,394,407)   6,837,137

Segment assets 31,040,599  30,196,983  10,635,445  60,164,408  132,037,435

*Consists of rents, investments, real estate activities and other such items of a general corporate nature.

8.  Accounting pronouncements:

As of September 1, 1998, Alico adopted Statement of Financial Accounting
Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," with retroactive reporting for previous periods. Statement 130 requires that an enterprise compute and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes both net income and other comprehensive income which caused the equity change.

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

9. Stock Incentive Plan:

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

10.  Subsequent events:

In March 1999, the Company purchased 7,680 acres in Hendry County, Florida for $22.5 million. The acquisition included producing citrus and sugarcane operations. Additionally, the Company mortgaged the property for $19 million.














11. Accountants' review report:

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




























































ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $36,797,501 at February 28, 1999, up from $36,704,561 at August 31, 1998. As of February 28, 1999, the Company had cash and cash investments of $530,700 compared to $908,268 at August 31, 1998.
Marketable securities increased from $12,291,767 to $13,753,558 during the same period. The ratio of current assets to current liabilities increased to 10.69 to 1 at February 28, 1999 from 7.50 to 1 at August 31, 1998. Total assets increased by $1,483,074 to $132,037,435 at February 28, 1999 from $130,554,361 at
August 31, 1998.

The working capital increase of $92,940 largely resulted from the decrease in current liabilities, accrued at August 31, 1998. The ad valorem tax decrease
($984,666) and payment of the amount due to the profit sharing plan ($296,368) were the most significant factors.

In connection with financing agreements with commercial banks (See Note 5 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $8.9 million at February 28, 1999.

RESULTS OF OPERATIONS:

Net income for the three months ending February 28, 1999 increased by $2,250,878 when compared to the second quarter of fiscal 1998, and $1,330,634 when compared to the six-month period then ended. Income before income taxes increased
$4,553,688 and $3,092,093 for the three and six months ended February 28, 1999, respectively, when compared to the same periods a year ago. This was largely due to the sale of approximately 7,100 acres of land in Hendry County, Florida, to the South Florida Water Management District for $4.4 million during the current fiscal year. The pretax gain from the sale totaled $4.3 million.

Year-to-date earnings from agriculture activities decreased from the prior year
($2,804,057 vs. $2,500,482 for the second quarter, and $3,293,356 vs. $3,378,017 during the first half of fiscal 1999 and 1998, respectively).

Citrus
______

Citrus earnings increased both for the quarter ($2,228,693 during fiscal 1999 vs. $1,814,976 during fiscal 1998) and the six months ($2,540,053 during fiscal 1999 vs. $2,186,826 during fiscal 1998) ended February 28, 1999, when compared to the prior year. Improved market prices for this year's crop is the primary reason for the increase in earnings for this division offset by lower additional revenue from prior year's crop in 1998.

Sugarcane
_________

Sugarcane earnings were lower for the second quarter ($515,805 during fiscal 1999
vs. $556,413 during fiscal 1998) but are higher for the six months ended February
28, 1999 ($833,416 in 1999 vs. $780,807 in 1998), when compared to the prior year.
Improved sugar yield per acre continued to generate the higher year-to-date earnings.











ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued)



Ranching
________

Ranch earnings were lower for both the quarter and six months ended February
28, 1999 when compared to the prior year ($59,559 vs. $129,093 for the three months ended February 28, 1999 and February 28, 1998, respectively), and
($<80,113> vs. $410,384 for the six months ending February 28, 1999 and February
28, 1998, respectively).  Lower market prices for beef is the primary cause of the decline.

General Corporate
_________________

The Company is continuing its marketing and permit activities for its land which surrounds the Florida Gulf Coast University.

During November of 1996, the Company announced an agreement with Miromar
Development, Inc. of Montreal, Canada to sell 550 acres of land surrounding the University site in Lee County for $9.35 million. The contract calls for 25 percent of the purchase price to be paid at closing, with the balance payable over the four years. If the sale closes, it will generate a pretax gain of approximately $8.7 million. The closing is dependent upon satisfactory completion of various permit issues.

Additionally, the Company announced an option agreement with REJ Group, Inc., of Cleveland, Ohio, during May 1997. The option agreement permits the acquisition of a minimum 150 acres and a maximum of 400 acres within the 2,300 acre University
Village. The potential pretax gain to Alico, if the option is exercised, would vary from $8.5 million to $24.5 million, depending on the time at which the option is exercised, and the total number of acres selected.

In February 1999, the South Florida Water Management District purchased approximately 12,728 acres of land in Hendry and Collier Counties, Florida from Alico, Inc. for $8.8 million. Upon completion of the sale, the Company recognized a gain of approximately $4.2 million on 7,142 acres. The remaining acres were used in a like-kind exchange, as part of a $22.5 million acquisition of approximately 7,680 acres in Hendry County, Florida that was completed during March of 1999. The acquisition includes producing citrus and sugarcane operations. The transaction included like-kind exchanges totaling $6.1 million and debt restructuring that resulted in a $19 million mortgage. (See Note 10 under Notes to Consolidated Financial Statements.)

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











Cautionary Statement
____________________

This report of Form 10Q contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to, the competitive environment of the Company's products, weather forces and government regulations.




























































                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             February 28, 1999.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



April 13, 1999                            W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

April 13, 1999                            L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

April 13, 1999                            Deirdre Smith
Date                                      Controller
                                          (Signature)















                                                        EXHIBIT A




                 Independent Accountants' Review Report
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of February 28, 1999, and the related condensed consolidated statements of operations and retained earnings for the three-month and six-month periods ended February 28, 1999 and 1998, and the related condensed consolidated statements of cash flows for the six-month periods ended February 28, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                           KPMG LLP
                                           (Signature)
Orlando, Florida
March 30, 1999






















                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 28, 1999:



    Number of shares outstanding at August 31, 1998       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at February 28, 1999     7,027,827

                                                          _________
                                                          _________



    Weighted Average 09/01/98 - 02/28/99                  7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B
























