Form 10-Q
period 1999-05-31
ALICO INC
filed 1999-07-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 1999.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at July 15, 1999.

                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               ALICO, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (See Accountants' Review Report)
                                  (Unaudited)                   (Unaudited)
                               Three Months Ended             Nine Months Ended
                         May 31, 1999  May 31, 1998   May 31, 1999  May 31, 1998
                         ____________  ____________   ____________  ____________
Revenue:
 Citrus                   $12,953,171   $ 7,692,572    $23,074,822   $19,880,035
 Sugarcane                  3,584,534     1,529,918      6,999,338     6,026,361
 Ranch                      1,851,990     1,898,400      5,559,720     6,141,814
 Rock products and Sand       334,006       334,033        965,996       909,701
 Oil lease and land
   rentals                    274,653       157,199	       694,126       421,208
 Forest products               16,958        27,216	        83,658       109,329
 Profit on sales of real
   estate                      (1,065)      448,871	     4,292,311	    1,082,243
 Interest and investment
   income                     396,608       555,854        832,899   	 1,175,891
 Other                         38,688        24,948         66,626        67,623
                          ___________   ___________    ___________     _________

  Total revenue            19,449,543    12,669,011     42,569,496	   35,814,205
                          ___________   ___________    ___________   ___________
Cost and expenses:
 Citrus production,
   Harvesting and
   marketing               12,221,354     6,069,739    19,802,952	    16,070,376
 Sugarcane production
   and harvesting           2,064,833       824,211     4,646,221      4,539,847
 Ranch                      1,816,363     1,686,088     5,604,206      5,519,118
 Real estate expenses         158,162       117,652	      307,923	       332,071
 Interest                     597,950       256,106	    1,404,564        634,436
 Other, general and
   administrative             736,279       639,594    	2,111,891	     1,897,692
                          ___________    ___________   __________    ___________
    Total costs and
            expenses       17,594,941     9,593,390    33,877,757	    28,993,540
                          ___________    ___________  ___________    ___________

Income before
    income taxes            1,854,602     3,075,621    8,691,739	      6,820,665
Provision for
    income taxes              684,620     1,173,587    3,793,547       2,521,055
                          ___________   ___________  ___________     ___________

Net income                  1,169,982     1,902,034    4,898,192       4,299,610
                          ___________    ___________  ___________    ___________
	    			                  ___________    ___________  ___________    ___________

Weighted average number of
   shares outstanding       7,027,827      7,027,827     7,027,827     7,027,827

Per share amounts:
     Net income           $       .17    $       .27   $       .70   $      .61
     Dividends            $       -      $       -     $       .50   $      .60

See accompanying notes to condensed consolidated financial statements.
















    ALICO, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED BALANCE SHEETS
       (See Accountants' Review Report)

                                           (Unaudited)           (Unaudited)
                                           May 31, 1999        August 31, 1998
                                           ____________        _______________
          ASSETS
Current assets:
     Cash and cash investments              $   426,298           $    908,268
     Marketable Securities                   14,968,858  	        	 12,291,767
     Accounts and mortgage notes receivable  13,118,902		           11,193,508
     Inventories                             14,426,907              17,625,923
     Other current assets                       210,575                 334,577
                                 					     ____________            _____________

          Total current assets               43,151,540              42,354,043

Mortgage notes receivable, non-current          420,430                 514,796
Land held for development and sale            9,256,415               8,837,957
Other assets                                    998,089                 965,230
Property, buildings and equipment           129,153,336             107,064,751
Less:  Accumulated depreciation             (30,779,206)            (29,182,416)
                                           ____________            ____________

          Total assets                     $152,200,604	           $130,554,361
                                           ____________            ____________
                                           ____________            ____________















































                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (See Accountants' Review Report)
                                    (Continued)

                                            (Unaudited)             (Unaudited)
                                           May 31, 1999           August 31,1998
                                           ____________           ______________

        LIABILITIES
Current liabilities:
     Accounts payable                       $2,489,589            $  1,464,159
     Due to profit sharing plan                 -                      296,368
     Accrued ad valorem taxes                  859,589               1,329,136
     Current portion of notes payable        1,322,033                  28,145
     Accrued expenses                          383,063                 538,897
     Income taxes payable                      279,541                 623,128
     Deferred income taxes                   2,224,199	              1,023,886
     Deferred revenue                           -                      345,763
                                          ____________            ____________

          Total current liabilities          7,558,014               5,649,482

Notes payable                               40,840,168              23,210,723

Deferred income taxes                       10,887,993              11,723,895

Deferred retirement benefits                   562,428                   3,320
                                          ____________            ____________

          Total liabilities                 59,848,603              40,587,420
                                          ____________            ____________

       STOCKHOLDERS' EQUITY & COMPREHENSIVE INCOME

Common stock                              $  7,027,827             $ 7,027,827

Accumulated other comprehensive income       1,169,127                 168,345

Retained earnings                           84,155,047              82,770,769
                                          ____________            ____________

     Total stockholders' equity             92,352,001              89,966,941
       and comprehensive income           ____________            ____________

     Total liabilities and
       stockholders' equity                152,200,604            $130,554,361
                                          ____________            ____________
                                          ____________            ____________

See Accompanying notes to condensed consolidated financial statements.

                            ALICO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY & COMPREHENSIVE INCOME
                         (See Accountants' Review Report)

                                                                  Accumulated
                                 Common Stock                        Other
                             Shares                  Retained    Comprehensive
                             Issued       Amount     Earnings        Income
                           __________   _________    __________     __________

Balances August 31, 1997   7,027,827   $7,027,827   $80,211,659     $913,059
  Net income for the year
    ended May 31, 1998           -            -       4,299,610          -
  Unrealized gain
    on securities,
    net of tax                   -            -             -        186,321
  Dividends paid                 -            -      (4,216,696)         -
                          __________   __________   ___________    _________

Balances May 31, 1998      7,027,827    7,027,827    80,294,573    1,099,380
                          __________   __________   ___________    _________
                    			   __________   __________   ___________    _________

Balances August 31, 1998   7,027,827    7,027,827    82,770,769      168,345
  Net income for the
    nine months ended
    May 31, 1999                 -            -       4,898,192          -
  Unrealized gain
    on securities,
    net of tax                  -            -             -       1,000,782
  Dividends paid                 -            -      (3,513,914)         -

                    			    _________    __________   ___________   __________

Balances May 31, 1999      7,027,827   $7,027,827   $84,155,047    $1,169,127
                           _________   __________   ___________    __________
                           _________   __________   ___________    __________



See accompanying notes to condensed consolidated financial statement.

































                             ALICO, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (See Accountants' Review Report)
                                                            (Unaudited)
                                                 May 31, 1999        May 31,1998
                                                 ____________         ___________
Cash flows from operating activities:
     Net income                                  $  4,898,192         $4,299,610
     Adjustments to reconcile net income to cash
      provided from operating activities:
        Depreciation                                3,891,638          3,415,600
        Accrued donation			                         	  (5,399)          (206,676)
	  Net decrease in current assets and
          liabilities                                 130,444         (1,192,318)
        Deferred income taxes 		                    	(239,397)            116,782
        Gain on sale of real estate                (4,268,132)        (1,082,243)
        Other                                         458,695         (1,132,440)
                                                  ___________        ___________
          Net cash provided from
            operating activities                    4,866,041          4,218,315
                                                  ___________        ___________
Cash flows from investing activities:

     Purchases of property and equipment          (24,169,924)        (3,155,021)
     Proceeds from sales of real estate             4,404,902          1,157,153
     Proceeds from sales of other property
      and equipment                                    -                 355,930
     Purchases of marketable securities            (3,258,678)        (4,466,407)
     Proceeds from sales of marketable securities   2,160,714          3,090,054
                                                  ___________         __________
            Net cash used for
              investing activities                (20,862,986)        (3,018,291)
                                                  ___________         __________
Cash flows from financing activities:

     Notes receivable collections                     105,556             20,240
     Repayment of bank loan                       (26,328,667)       (16,011,000)
     Proceeds from bank loan                       45,252,000         18,230,000
     Dividends paid                                (3,513,914)        (4,216,696)
                                                  ___________        ___________
            Net cash used for
              financing activities                 15,514,975         (1,977,456)
                                                  ___________        ___________
            Net decrease in cash and
              cash investments                    $  (481,970)       $  (777,432)
                                                  ___________        ___________
                                                  ___________        ___________
Supplemental disclosures of cash flow information:
     Cash paid for interest, net of
       amount capitalized                         $ 1,671,478        $ 2,761,430
                                                  ___________        ___________
                                                  ___________        ___________

     Cash paid for income taxes, including        $ 4,379,835        $   543,959
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1998. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 1999 and August 31, 1998 and the consolidated results of operations and cash flows for the nine months ended May 31, 1999 and 1998.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit caused the Company to recognize additional revenue from the prior year's crop totaling approximately $ 160,000 in 1999 and $ 2,536,000 in 1998. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Inventories:

    A summary of the Company's inventories (in thousands) is shown below:
                                            May 31,           August 31,
                                             1999                1998
                                         ____________         __________

    Unharvested fruit crop on trees        $ 5,684             $ 7,466
    Unharvested sugarcane                    1,971               2,358
    Beef cattle                              6,597               7,535
    Sod                                        175                 267
                                           _______             _______

         Total inventories                 $14,427             $17,626
                                           _______             _______
                                           _______             _______























4.  Income taxes:

The provision for income taxes for the quarters and nine months ended May 31, 1999 and 1998 is summarized as follows:

                             Three Months Ended           Nine Months Ended
                         May 31, 1999  May 31, 1998   May 31, 1999  May 31, 1998
                         ____________  ____________   ____________  ____________

Current:
    Federal income tax    $  (369,308) $  893,001      $ 1,679,631   $2,113,937
    State income tax           83,380     181,212          273,428      348,148
                          ___________  __________      ___________   __________

                             (285,928)  1,074,213        1,953,059    2,462,085
                          ___________  __________      ___________   __________

Deferred:
    Federal income tax        870,431      89,787        1,656,439       53,281
    State income tax          100,117       9,587          184,049        5,689
                          ___________   _________      ___________   __________

                              970,548      99,374        1,840,488       58,970
                          ___________   _________      ___________   __________
Total provision for
        income taxes      $   684,620  $1,173,587      $ 3,793,547   $2,521,055
                           __________   __________      __________    __________
                           __________   __________      __________    __________

Following is a reconciliation of the expected income tax expense computed at the
U. S. Federal statutory rate of 34% and the actual income tax provision for the quarters and nine months ended May 31, 1999 and 1998:

                            Three Months Ended             Nine Months Ended
                        May 31, 1999  May 31, 1998    May 31, 1999  May 31, 1998
                       _____________  ____________    ____________  ____________


Expected income tax      $   630,564    $1,045,711	    $2,955,191    $2,319,026
  Increase (decrease)
  resulting from:
  State income taxes,
   net of federal
   benefit          	        67,322        111,645	       315,510       247,590
  Nontaxable interest
   and dividends            (22,352)       (17,210)       (68,588)      (68,183)
  Interest and penalties
   net of federal and
    state benefit               -               -         593,878          -
  Other reconciling
    items, net          	     9,086         33,441	        (2,444)       22,622
                         __________      __________     _________    __________
     Total provision
      for income
      taxes              $ 684,620      $1,173,587	    $3,793,547    $2,521,055
                        __________      __________     __________    __________
                        __________      __________     __________    __________



















The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1993, 1994, 1995 and 1996.  Previously the Company
had been under audit for the years ended August 31, 1991 and 1992.  A final settlement was reached for 1991 & 1992 in February 1999.  The resulting income taxes, related to the timing of recognition of certain items previously expensed, totaled $1,037,803 and was provided for in prior years and as such, had no financial statement impact.

5.  Indebtedness:

The Company has financing agreements with commercial banks that permit the
Company to borrow up to $34 million.  The financing agreements allow the
Company to borrow up to $27,000,000 which is due in 2001 and up to $7,000,000 which is due on demand.  In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at May 31, 1999 and
August 31, 1998 was $40,840,168 and $23,210,723, respectively.

Maturities of the indebtedness of the Company over the next five years are as follows:
2000- $1,322,033; 2001- $19,412,033; 2002- $6,322,033; 2004- $1,322,033; 2005- $1,322,033.

Interest cost expensed and capitalized during the nine months ended May 31,1999 and May 31, 1998 was as follows:

                                       1999               1998
                                    __________          ________

          Interest expensed         $1,404,564          $634,436
          Interest capitalized         135,130           257,106
                                    __________          ________

            Total interest cost     $1,539,694          $891,542
                                    __________          ________
                                    __________          ________

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


























The following table presents information for each of the Company's operating segments as of and for the nine months ended May 31, 1999:
              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  23,074,822   6,999,338   5,559,720   6,935,616   42,569,496
Costs and
  expenses     19,802,952   4,646,221   5,604,206   3,824,378   33,877,757
Depreciation and
  amortization  1,664,866     933,459     982,012     226,991    3,807,328
Segment profit
  (loss)        3,271,870   2,353,117     (44,486)  3,111,238    8,691,739

Segment assets 39,621,065  38,252,308  11,977,906  62,349,325  152,200,604

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

9. Stock Incentive Plan:

At its annual meeting of shareholders on December 1, 1998, the stockholders approved an incentive plan which is intended to provide officers, board members and other key employees of the Company an opportunity to increase their stock ownership in the Company and give them additional incentive to achieve the Company's objectives. There are 650,000 shares of the Company's Common Stock reserved for awards under the incentive plan. No grants have yet been distributed under the Plan.


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



















ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $35,593,526 at May 31, 1999, from
$36,704,561 at August 31, 1998.  As of May 31, 1999, the Company had cash and cash investments of $426,298 compared to $908,268 at August 31, 1998. Marketable securities increased from $12,291,767 to $14,968,858 during the same period.  The ratio of current assets to current liabilities decreased to 5.71 to 1 at May 31, 1999 from 7.50 to 1 at August 31, 1998.  Total assets increased by $21,646,243 to $152,200,604 at May 31,
1999 from $130,554,361 at August 31, 1998.

The working capital decrease of $1,111,035 largely resulted from the increase in current liabilities accrued at May 31, 1999.  The increases in the current portion of notes payable
($1,293,888) and current deferred income taxes($1,200,313) were the most significant current liability factors. This was offset, somewhat, by the increases in marketable securities
($2,677,091) and receivables ($1,925,394), however, inventories decreased $ 3,199,016 during the same period.

In connection with financing agreements with commercial banks (See Note 5 under
Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $ 10.9 million at May 31, 1999.

RESULTS OF OPERATIONS:

Net income for the three months ending May 31, 1999 decreased by $732,052 when compared to the third quarter of fiscal 1998, but increased $598,582 when compared to the nine-month period then ended.  Income before income taxes decreased $1,221,019 and increased $1,871,074 for the three and nine months ended
May 31, 1999,respectively, when compared to the same periods a year ago.  The year-to-date increase was largely impacted by the sale of approximately 7,100 acres of land, in Hendry
County, Florida, to the South Florida Water Management District for $4.4 million during the current fiscal year.  The pre-tax gain from the sale totaled $4.2 million.

Year-to-date earnings from agriculture activities decreased from the prior year
($2,287,145 vs. $2,540,852 for the third quarter, and $5,580,501 vs.
$5,918,869 during the first nine months of fiscal 1999 and 1998, respectively).

Citrus

Citrus earnings decreased both for the quarter ($731,817 during fiscal 1999
vs. $1,622,833 during fiscal 1998) and the nine months ($3,271,870 during fiscal
1999 vs. $3,809,659 during fiscal 1998) ended May 31, 1999, when compared to the prior year.  Market prices for citrus have improved over last year.  However, a decrease in yields has offset the price increases and is the primary cause of the earnings decline.

Sugarcane

Sugarcane earnings were higher for the third quarter ($1,519,701 during fiscal
1999 vs. $705,707 during fiscal 1998) and for the nine months ended
May 31, 1999 ($2,353,117 in 1999 vs. $1,486,514 in 1998), when compared to the prior year. Improved sugar yield per acre generated the higher year-to-date earnings.

























ITEM 2.  Management's Discussion
         RESULTS OF OPERATIONS (Continued)



Ranching
________

Ranch earnings were lower for both the quarter and nine months ended May 31, 1999 when compared to the prior year ($35,627 vs. $212,312 for the quarter ended May 31, 1999 and May 31, 1998, respectively), and
($<44,486> vs. $622,696 for the nine months ending May 31, 1999 and May 31, 1998, respectively). Lower market prices for beef is the primary cause of the decline.

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

In February 1999, the South Florida Water Management District purchased approximately 12,728 acres of land in Hendry and Collier Counties, Florida from
Alico, Inc. for $8.8 million.  Upon completion of the sale, the Company recognized a gain of approximately $4.2 million on 7,142 acres.  The remaining acres were used in a like-kind exchange, as part of a $22.5 million acquisition of approximately 7,680 acres in Hendry County, Florida that was completed during
March of 1999.  The acquisition includes producing citrus and sugarcane operations.
The transaction included like-kind exchanges totaling $6.1 million and debt restructuring that resulted in a $19 million mortgage.  (See Note 5 under Notes to
Consolidated Financial Statements.)

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

The Company is not currently aware of the Year 2000 readiness of certain outside service companies. Any adverse effect caused by the failure of these providers to be Year 2000 compliant is not currently susceptible to qualification.

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

Cautionary Statements
_____________________

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










                          PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 1999.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



July 15, 1999                              W. Bernard Lester
Date                                       President
                                           Chief Operating Officer
                                          (Signature)

July 15, 1999                              L. Craig Simmons
Date                                       Vice President
                                           Chief Financial Officer
                                          (Signature)

July 15, 1999                              Deirdre Purvis
Date                                       Controller
                                          (Signature)






























                                                        EXHIBIT A




                 Independent Accountants' Review Report
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of May 31, 1999, and the related condensed consolidated statements of operations and stockholders equity and comprehensive income for the three-month and nine-month periods ended May 31, 1999 and 1998, and the related condensed consolidated statements of cash flows for the nine-month periods ended
May 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                           KPMG LLP
                                          (Signature)
June 30, 1999
Orlando, Florida





























                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31, 1999:



    Number of shares outstanding at August 31, 1998       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 1999          7,027,827

                                                          _________
                                                          _________



    Weighted Average 09/01/98 - 05/31/99                  7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B










































