Form 10-K
period 1999-08-31
ALICO INC
filed 1999-11-29
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 1999.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
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

                                                   (863)675-2966
Registrant's telephone number, including area code______________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         Name of each exchange on
            Title of each class              which registered
            ___________________          ________________________
                   None                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                _________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 18, 1999 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by non-affiliates was approximately $56,154,229.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 15, 1999 are incorporated by reference in Parts II and III, respectively.






   PART I
   ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 145,840 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 6 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 68 to 91 percent of annual revenues during the past five years. Citrus groves generate the most gross revenue. Sugarcane ranks second in revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of revenue. Approximately 9,707 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 5,432 acres in production during the 1999 fiscal year consisted of 188 acres planted in 1993, 535 acres planted in 1994, 1,129 acres planted in 1995, 2,130 acres planted in 1996 and 1,450 acres planted in 1997.

The Company continued to expand agriculture activities during the 1999 fiscal year, purchasing additional property (approximately 7,600 acres in Hendry County, Florida) to be used as citrus, sugarcane, and pasture land.

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

For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 11 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

Subsidiary Operations
_____________________

The Company's wholly owned subsidiary, Saddlebag Lake Resorts, Inc. (the "Subsidiary"), is only active in the subdividing, development and sale of real estate. The financial results of the operation of this subsidiary are consolidated with those of the Company. (See Note 1 of Notes to Consolidated Financial Statements.)

Contributions by the Subsidiary to the net income of the Company, during the past five years, have ranged from 0 to 1 percent. The Subsidiary has two subdivisions near Frostproof, Florida which have been developed and are on the market. Approximately 74% of the lots have been sold.

Citrus
______

Approximately 9,488 acres of citrus were harvested during the 1999 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 1999, approximately 89% of the Company's fruit crop was marketed under this agreement, as compared to 90% in 1997/98. The Company expects that the majority of the 1999/00 crop will be marketed under the same terms. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 11% of total citrus revenue for the year.

Ranch
_____

The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 15,000 cows, bulls and replacement heifers. Approximately
54% of the herd are from one to five years old, while the remaining 46% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane
_________

The Company had 5,432 acres and 5,698 acres of sugarcane in production during the 1998/99 and 1997/98 fiscal years, respectively. The 1998/99 and 1997/98 crops yielded approximately 216,000 and 204,000 gross tons, respectively.

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

Leases for Oil and Mineral Exploration
______________________________________

The Company has leased subsurface rights to a portion of its properties for the purpose of oil and mineral exploration. Currently, there are two leases in effect.


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

Employees
_________

At the end of August 1999 the Company had a total of 146 full-time employees classified as follows: Citrus 56; Ranch 16; Sugarcane 13; Facilities Maintenance Support 27; General and Administrative 34. There are no employees engaged in the development of new products or research.


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


Item 2.          Properties.
____________________________

At August 31, 1999, the Company owned a total of 145,840 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        251    9,296      447   --  3,148     --     --      4   13,146

Lee       3,731    1,086       --   --     --     --  1,460  3,599    9,876

Hendry    3,823   46,417   24,794  220  4,025 12,056 16,630  3,629  111,594

Collier   1,902    1,836    1,112   --  4,041     --     --  2,333   11,224
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals    9,707   58,635   26,353  220 11,214 12,056 18,090  9,565  145,840
         ______  _______   ______  ___  _____  _____ ______  _____  _______
         ______  _______   ______  ___  _____  _____ ______  _____  _______

Of the above lands, the Company utilizes 24,178 acres of improved pasture plus approximately 67,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.
In addition to the land shown in the above table, the Company owns full subsurface rights to 1,064 acres and fractional subsurface rights to 18,882 acres.

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




Item 4.          Submission of Matters to a Vote of Security Holders.
_____________________________________________________________________

None.



Executive Officers of the Company
_________________________________
Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1999.

Election of Executive Officer is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___
Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        Chief Executive Officer (since January
                        1988) and Director (since March 1973)            57

W. Bernard Lester       President (since December 1997) and Chief
                        Operating Officer (since January 1988) and
                        Director (since 1987), prior to July 1, 1986
                        was Executive Director of Florida Department
                        of Citrus for over five years                    60

L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31, 1992)
                        and Assistant Comptroller (from January 1 to
                        December 31, 1991), prior to September 1990
                        was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          47

Section 16 - Beneficial Ownership Reporting Compliance
______________________________________________________

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1999 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 1999.



                                     PART II
                                     _______

Item 5.          Market for the Registrant's Common Stock and Related
                 Stockholder Matters.
_____________________________________________________________________

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 1999 and 1998 are presented below:

                                 1999                    1998
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               17 3/4     16           25 1/2     23 7/8

Second Quarter              19 1/2     15 7/8       24 1/2     19 1/2

Third Quarter               16 1/2     13 3/4       23         19 3/4

Fourth Quarter              17 3/4     15 1/8       20 3/4     17 5/8

Approximate Number of Holders of Common Stock
_____________________________________________
As of October 18, 1999 there were approximately 794 holders of record of Alico, Inc. Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 25, 1996          November  8, 1996               $.15
   October 20, 1997          November  7, 1997               $.60
   October 19, 1998          November  6, 1998               $.50

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.



Item 6.          Selected Financial Data.
_________________________________________

                                          Years Ended August 3l,
DESCRIPTION                  1999      1998      1997      1996      1995
                           ________  ________  ________  ________  ________
                                (In Thousands, Except Per Share Amounts)
Revenues                   $ 44,947  $ 44,679  $ 47,433  $ 36,089  $ 39,571
Costs and Expenses           37,886    33,654    29,583    29,269    25,105
Income Taxes                  2,980     4,249     6,677     2,381     5,525
Net Income                    4,081     6,776    11,173     4,439     8,941
Average Number of
  Shares Outstanding          7,028     7,028     7,028     7,028     7,028
Basic Earnings Per Share        .58       .96      1.59       .63      1.27
Cash Dividend Paid per Share    .50       .60       .15       .35       .25
Current Assets               45,182    42,354    37,887    34,877    31,736
Total Assets                156,922   130,554   117,723   114,504   109,007
Current Liabilities           8,738     5,649     4,988     5,115     5,656
Ratio-Current Assets
  to Current Liabilities     5.17:1    7.50:1    7.59:1    6.82:1    5.61:1
Working Capital              36,444    36,705    32,899    29,762    26,080
Long-Term Obligations        56,789    34,938    24,582    32,006    27,945
Total Liabilities            65,527    40,587    29,570    37,121    33,601
Stockholders' Equity         91,395    89,967    88,153    77,383    75,406


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



Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $15.8 million at August 31, 1999 compared with $13.2 million at August 31, 1998. Working capital decreased slightly, from $36.7 million at August 31, 1998 to $36.4 million August 31, 1999.

Also, the Company purchased approximately 7,680 acres of citrus, sugarcane and range lands in Hendry County, Florida, for $22.5 million in March 1999.

Cash outlay for land, equipment, building, and other improvements totaled $27.9 million, during fiscal 1999, compared to $12.2 million during August 31, 1998 and $5.8 million in 1997, respectively. The most significant expenditure was the land purchase referred to above. Land excavation for sugarcane farming development and capital maintenance continued, as did expenditures for replacement equipment and raising of breeding cattle. Capital projects for the upcoming year are expected to include development of additional sugarcane acreage.

Management believes that the Company will be able to meet its working capital requirements, for the foreseeable future, with internally generated funds. In addition, the Company has credit commitments which provided for revolving credit of up to $44 million of which $15.9 million was available for the Company's general use at August 31, 1999 (see note 5 of consolidated financial statements).

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

Non-Information Technology Systems:
The Company does not believe that non-information technology systems are material to its business; however, the Company has reviewed and testing such systems. The Company does not believe that it will incur any material costs in connection with the review and testing of such systems.

Products:
The Company's products are not date sensitive. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue.


Year 2000 Issues Relating to Third Parties
__________________________________________

Suppliers:
Certain products purchased by the Company are obtained from a limited group of suppliers. The Company surveyed such suppliers in 1999 regarding their year 2000 status. Absent widespread difficulties affecting several major vendors, the Company does not anticipate that vendors' year 2000 issues would have a material adverse effect on the Company, because the Company believes alternative sources of supply are available for all required components.

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

Cautionary Statement
____________________

Readers should note, in particular, that this document contains forward-looking Statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.


Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              1999       1998       1997
                                            _______    _______    _______

     Operating revenue                      $39,346    $41,618    $34,543
     Gross profit                             3,997      9,532      5,886
     Profit on sale of real estate            3,847        875     11,271
     Interest and investment income           1,302      1,734      1,137
     Interest expense                         2,085      1,116        444
     Provision for income taxes               2,980      4,249      6,677
     Effective income tax rate                 42.2%      38.5%      37.4%
     Net income                               4,081      6,776     11,173



Operating Revenue
_________________

Operating revenues for fiscal 1999 decreased, compared to fiscal 1998.
A decline in revenues from agricultural operations was the primary factor in the decrease.

Operating revenues for fiscal 1998 increased when compared to those of fiscal 1997. Revenues from agricultural operations were higher than in the prior year.


Gross Profit
____________

Gross profit from operations decreased 58% during fiscal 1999, when compared to the prior year. Reduced citrus yields combined with lower market prices for beef as the primary factors in the decline.

Gross profit from operations during fiscal 1998 increased by 62% over fiscal 1997. The increase was primarily due to larger harvest volume for sugarcane, combined with improved market prices for citrus products.


Profit on Sale of Real Estate
____________________________________

Profit from the sale of real estate increased from $875 thousand during fiscal 1998 to $3.8 million during fiscal 1999. Sales during the current year included ongoing residential lot sales in Polk County and a $4.2 million pre-tax gain on the sale of 7,142 acres in Hendry County to the South Florida Water Management District.

Profit from the sale of real estate was $875 thousand during fiscal 1998, as compared to $11.27 million during fiscal 1997. Sales during 1998 included residential lot sales in Polk County, sales in Lee County and additional proceeds resulting from a final survey of the large fiscal 1997 land sale in Hendry County. During fiscal 1997 revenues included the sale of approximately 21,700 acres of land in Hendry and Collier Counties, Florida, to the State of Florida for $11.5 million, the pre-tax gain from which was $11.1 million, and several smaller sales in Lee, Collier and Polk Counties.


Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal 1999, 1998 and 1997, increasing investment levels during each year. The rise in fiscal interest and realized and unrealized investment income for the years presented resulted from reinvested income and favorable market conditions during each of the years. As a result of the market downturn of August 1998, the Company experienced unrealized declines in its portfolio which have been reflected in stockholders' equity.


Interest Expense
________________

Interest expense increased during fiscal 1999, compared to fiscal 1998, primarily due to increased borrowings related to the acquisition of 7,680 acres of sugarcane, citrus and range land, and borrowings related to the development of the 8,444 acres purchased during fiscal 1998. Total interest cost increased 53%, which included capitalized interest and is discussed in
Note 5.

Interest expense increased during fiscal 1998, compared to fiscal 1997, primarily due to increased borrowings used to acquire property and interest associated with settling the 8/31/93 and 8/31/94 income tax audits. Total interest cost, which includes capitalized interest and is discussed in Note 5 to the Consolidated Financial Statements, increased 38%.


Provision for Income Taxes
__________________________

The effective tax rate increased to 42.2% during fiscal year 1999, up from 38.5% during fiscal year 1998, and 37.4% during fiscal year 1997.
Higher taxable income levels, combined with the impact of decreased tax exempt investment income and payments related to the settlement of Internal Revenue Service examinations, raised the effective rate.


Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 1999, 1998 and 1997, is presented in the following schedule and is discussed in subsequent sections:


                                             Years Ended August 31,
                                                (in thousands)
                                         1999          1998          1997
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $23,518       $26,622       $22,287
    Less harvesting & marketing          7,902         8,421         8,210
                                        _______       _______       _______
      Net Sales                         15,616        18,201        14,077

  Cost and Expenses:
    Direct production**                 10,198         6,908         6,875
    Allocated cost*                      2,977         2,616         2,352
                                       _______       _______       _______

      Total                             13,175         9,524         9,227
                                       _______       _______       _______

        Gross profit, citrus             2,441         8,677         4,850
                                       _______       _______       _______
SUGARCANE
  Revenues:
    Sales                                7,120         6,123         4,967
    Less harvesting & hauling            1,341         1,400         1,120
                                       _______       _______       _______
      Net Sales                          5,779         4,723         3,847
  Costs and expenses:
    Direct production                    1,886         1,926         1,826
    Allocated cost*                      1,257         1,189         1,190
                                       _______       _______       _______

      Total                              3,143         3,115         3,016
                                       _______         _____       _______

        Gross profit, sugarcane          2,636         1,608           831
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                6,271         6,883         4,876
  Costs and expenses:
    Direct production                    4,507         4,715         3,165
    Allocated cost*                      1,772         1,552           946
                                       _______       _______       _______

      Total                              6,279         6,267         4,111
                                       _______       _______       _______

        Gross profit (loss), ranch          (8)          616           765
                                       _______       _______       _______
        Total gross profit,
          agriculture                    5,069        10,901         6,446
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand               1,350         1,203         1,258
    Oil leases and land rentals            711           505           831
    Forest products                        136           161           224
    Other                                  240           122           100
                                       _______       _______       _______

        Total                            2,437         1,991         2,413

Costs and expenses:
    Allocated Cost*                        767           570           481
    General and administrative,
      all operations                     2,742         2,789         2,492
                                       _______       _______       _______

        Total                            3,509         3,359         2,973
                                       _______       _______       _______

          Gross loss, other
            operations                  (1,072)       (1,368)         (560)
                                       _______       _______       _______

          Total gross profit             3,997         9,533         5,886
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                1,302         1,734         1,137
  Expense                                2,085         1,116           444
                                       _______       _______       _______

        Interest & dividends, net         (783)          618           693
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                  4,299         1,327        11,753
  Expenses:
    Cost of sales                           92            93           122
    Other Costs                            360           360           360
                                       _______       _______       _______

      Total                                452           453           482
                                       _______       _______       _______

        Gain on sale of real estate      3,847           874        11,271
                                       _______       _______       _______

          Income before income taxes   $ 7,061       $11,025       $17,850
                                       _______       _______       _______
                                       _______       _______       _______



* Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $434 dollars on 134 acres in 1999, $236 thousand on 620 acres in 1998, and $875 thousand on 1,130 acres in 1997.


Citrus
______

Gross profit was $ 2.4 million in fiscal 1999, $8.7 million in fiscal 1998, and $4.9 million for fiscal 1997.

Revenue from citrus sales decreased 11.7% during fiscal 1999, compared to fiscal 1998 ($23.5 million during fiscal 1999 vs. $26.6 million during fiscal 1998).

Production declined for the year, while the average market price for citrus increased. However, this improvement did not offset the decrease in yields.

Harvesting and marketing costs decreased from the prior year, due to fewer number of boxes that were harvested during the year. Direct production and allocated costs also increased (38%), due to inflation and increased cultivation costs related to young groves recently placed in service.

Revenue from citrus sales increased 19% during fiscal 1998, compared to fiscal 1997 ($26.6 million during fiscal 1998 vs. $22.3 million during fiscal
1997).  The increase primarily resulted from higher prices for citrus products.

Production remained steady for the year, while average market prices per box increased.

Harvesting and marketing costs rose slightly from the prior year, due to competing demands for labor ($8.4 million in fiscal 1998 vs. $8.2 million in fiscal 1997). Direct production and allocated costs also increased slightly (3%), largely due to inflation.




ACREAGE BY VARIETY AND AGE

VARIETY           1-4   5-6   7-8   9-10  11-12  13-14  15-16   17+   Acres
                  ___   ___   ___   ____  _____  _____  _____   ____  _____
Early:
Parson Brown
  Oranges          -     -    117     30     -     -      -     -       147
Hamlin
  Oranges         386   170    32     30    891   222    254   1,574  3,559
Red Grapefruit     -     -     54     -      81    -      48     327    510
White Grapefruit   -     -     -     318     -     -      -       21    339
Tangelos           -     -     -      -      -     -      -      135    135
Navel Oranges      -     -     15     -      -     -      54      84    153
Mid Season:
Pineapple
  Oranges          -    103    -      -      -     -      18     467    588
Queen Oranges      -     -     -      -      -     -      -       51     51
Honey
  Tangerines       -     76    -      -      45    -      -       94    215
Midsweet
  Oranges         133   110    -      -      -     -      -       -     243
Late:
Valencia
  Oranges       1,055   308   654    689  1,053    -     125   1,390  5,274
                _____   ___   ___    ___  _____   ___    ___   _____  _____

  Totals:       1,574   767   872  1,067  2,070   222    499   4,143 11,214

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available, conservatively applied. Differences between the estimates and the final realization of revenues can be significant. Revenues collected in excess of prior year and year end estimates were $160 thousand, $2.7 million, and $1.0 million during fiscal 1999, 1998 and 1997, respectively.


Sugarcane
_________

Gross profit for fiscal 1999 was $2.6 million compared to $1.6 million in fiscal 1998 and $831 thousand in fiscal 1997.

Sales revenues from sugarcane increased 16% during fiscal 1999, compared to fiscal 1998 ($7.1 million vs. $6.1 million, respectively). During the same period, direct production and allocated costs remained the same ($3.1 million in fiscal 1998 and 1999). The rise in earnings was primarily due to improved sugar yield per acre. While the gross tons harvested during fiscal 1999 approximated fiscal 1998, this year's crop yielded a higher sugar content, generating the rise in earnings for this division.

Sales revenues from sugarcane increased 23% during fiscal 1998, compared to fiscal 1997 ($6.1 million vs. $4.9 million, respectively). During the same period, direct production and allocated costs increased by 3% ($3.1 million in fiscal 1998 vs. $3.0 million in fiscal 1997).
The revenue improvement during the year was largely due to increases in acres harvested and gross tons yielded per acre. The total gross tons harvested during fiscal 1998 was 29% higher than the previous year. Poor weather conditions caused decreased yields during the prior year.


Ranching
________

The gross profit (loss) from ranch operations for fiscal 1999, 1998 and 1997 was $(8) thousand, $616 thousand, and $765 thousand, respectively.

Revenues from cattle sales decreased 9% during fiscal 1999, compared to fiscal 1998 ($6.3 million in fiscal 1999 vs. $6.9 million in fiscal 1998). The number of animals sold during the year decreased 13% under the prior year due to decreased sales of feeder cattle during the year.

Direct and allocated costs remained unchanged from their year ago levels ($6.3 million in fiscal 1999 and 1998).

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Revenues from cattle sales increased 41% during fiscal 1998, compared to fiscal 1997 ($6.9 million in fiscal 1998 vs. $4.9 million in fiscal 1997). The number of animals sold during the year increased 17% over the prior year Due to increased sales of feeder cattle inventories during the year.

Direct and allocated costs increased from their year ago levels ($6.3 million in fiscal 1998 vs. $4.1 million in fiscal 1997). The costs increased as a result of the increase in the number of animals sold, and the type of animals sold. During the prior year, the Company sold a larger number of fully brood cows, resulting in a lower cost basis and a higher profit margin per unit.


Other Operations
________________

Revenues from oil royalties and land rentals were $711 thousand for fiscal 1999 compared to $505 thousand for fiscal 1998 and $831 thousand for fiscal 1997.

Returns from rock products and sand were $1.3 million for fiscal 1999, $1.2 for 1998 and 1.3 million during 1997. Rock and sand supplies are sufficient to meet current demand, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms, for landscaping purposes, during fiscal 1998 were $136 thousand compared to $161 thousand and $224 thousand for fiscal years 1998 and 1997, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to citrus, ranching, sugarcane divisions. These expenses totaled $3.5 million during fiscal 1999 compared to $3.4 million during fiscal 1998 and to $3.0 million during fiscal 1997.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site.

The Company announced an option agreement with REJ Group, Inc., of Cleveland, Ohio, during May 1997. The option agreement permits the acquisition of a minimum 150 acres and a maximum of 400 acres within the 2,300 acres University Village. The potential pre-tax gain to Alico, if the option is exercised, would vary from $8.5 million to $24.5 million, depending on the time at which the option is exercised, and the total number of acres selected.

In February 1999, the South Florida Water Management District acquired Approximately 12,728 acres of land in Hendry and Collier Counties, Florida, from Alico, Inc. for $8.8 million. Upon completion of the sale, the Company recognized a pre-tax gain of approximately $4.2 million on 7,142 of the acres. The remaining 5,586 acres were used in a like-kind exchange, as part of a $22.5 million acquisition of approximately 7,680 acres in Hendry County, Florida that was completed during March of 1999. The acquisition included producing citrus and sugarcane operations. The transaction included like-kind exchanges totaling $6.1 million and debt restructuring that resulted in a $19 million mortgage. (See Note 5 under Notes to Consolidated Financial Statements.)

In July of 1999, the Company entered into a contract to sell 402 acres near the University to Thomas B. Garlick, a Trustee of Florida Land Trust 996 for approximately $15.5 million. The sale is scheduled to close during fiscal 2000. If the sale is consummated, it is expected to generate a pre-tax gain of approximately $13.5 million. Additionally, the Company has agreed to sell 190 acres, also near the University, for approximately $6.6 million to South west Florida Equities Corporation. The sale is expected to close during fiscal 2001 and could potentially generate a $5.8 million pre-tax gain.

During September of 1999, the Company announced a sale to Miromar Development, Inc. of Montreal, Canada, of 1,230 acres of land surrounding the University site in Lee County for $16.5 million. The contract called for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. The sale is expected to generate a pre-tax gain of approximately $14 million.



Item 7(a).      Quantitative and Qualitative Disclosure About Market Risk
_________________________________________________________________________

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not have derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents and short-term investments as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks. The table below presents the amounts (in thousands) and related weighted interest rates of our investment portfolio at August 31, 1999:


                                 Average
Marketable                       Interest                          Estimated
Securities and                     Rate             Cost           Fair Value
 Short-term Investments (1)    _____________   ______________    _____________


         Fixed Rate               5.10%         $    2,980         $     2,887
         Variable Rate            5.24%         $   10,778         $    12,520

(1) See definition in Notes 1 and 2 to our Consolidated Financial
Statements.

The aggregate fair value of our investment in debt instruments (net of mutual funds of $1,791) as of August 31, 1999, by contractual maturity date, consisted of the following:
                                                     Aggregate Fair
                                                         Values
                                                     ______________
                                                     (in thousands)

              Due in one year or less                       $   365
              Due between one and five years                    166
              Due between five and ten years                    194
              Due thereafter                                    371
                                                     ______________

                                                            $ 1,096
                                                     ______________
                                                     ______________



Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

  Independent Auditors' Report
  ____________________________

The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiary as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in
Item 14(a)(2) herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiary at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG LLP
                                             (Signature)

Orlando, Florida
October 13, 1999




                           CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    1999           1998
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $ 335,532 in 1999
      and $ 849,905 in 1998                   $    740,829     $    908,268
    Marketable equity securities available
      for sale, at estimated fair value in
      1999 and in 1998 (note 2)                 15,043,713       12,291,767
   Accounts receivable ($6,084,064 in 1999 and
      $8,332,514 in 1998 due from affiliate)
      (note 9)                                   8,030,863       11,093,835
    Mortgages and notes receivable, current
      portion                                       73,589           99,673
    Inventories (note 3)                        20,547,215       17,625,923
    Refundable income taxes                        549,586                0
    Other current assets                           195,904          334,577
                                              ____________     ____________

      Total current assets                      45,181,699       42,354,043
                                              ____________     ____________
Other assets:
    Land inventories                             9,429,295        8,837,957
    Mortgages and notes receivable, net of
      current portion                              394,203          514,796
    Investments                                    946,145          965,230
                                              ____________     ____________

      Total other assets                        10,769,643       10,317,983
                                              ____________     ____________

Property, buildings and equipment (note 4)     132,372,839      107,064,751
    Less accumulated depreciation              (31,402,071)     (29,182,416)
                                              ____________     ____________

      Net property, buildings and equipment    100,970,768       77,882,335
                                              ____________     ____________

      Total assets                            $156,922,110     $130,554,361
                                              ____________     ____________
                                              ____________     ____________




See accompanying notes to consolidated financial statements.




                                                        August 31,
                                                   1999           1998
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  2,571,579   $  1,464,159
    Due to profit sharing plan (note 7)             269,177        296,368
    Accrued ad valorem taxes                      1,997,834      1,329,136
    Current portion of notes payable (note 5)     1,322,033         28,145
    Accrued expenses                                683,848        538,897
    Income taxes payable                                  0        623,128
    Deferred income taxes (note 8)                1,893,360      1,023,886
    Deferred revenue                                      0        345,763
                                               ____________   ____________

      Total current liabilities                   8,737,831      5,649,482

Notes payable (note 5)                           45,630,912     23,210,723
Deferred income taxes (note 8)                   10,780,521     11,723,895
Deferred retirement benefits (note 7)               377,487          3,320
                                               ____________   ____________

      Total liabilities                          65,526,751     40,587,420
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,027,827 in 1999 and 1998                  7,027,827      7,027,827
    Accumulated other Comprehensive Income
      (note 2)                                    1,029,953        168,345
    Retained earnings                            83,337,579     82,770,769
                                               ____________   ____________

      Total stockholders' equity                 91,395,359     89,966,941
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $156,922,110   $130,554,361
                                               ____________   ____________
                                               ____________   ____________



See accompanying notes to consolidated financial statements.





                CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          1999         1998         1997
                                      ___________  ___________  ___________
Revenue:
  Citrus (including charges from
    affiliate (note 9 )               $23,518,082  $26,621,714  $22,287,006
  Sugarcane                             7,119,976    6,122,822    4,966,837
  Ranch                                 6,270,988    6,882,149    4,875,826
  Forest products                         136,372      161,309      224,090
  Rock and sand royalties               1,349,856    1,203,160    1,257,665
  Oil lease and land rentals              710,731      505,426      831,254
  Profit on sales of real estate        4,299,434    1,326,624   11,753,199
  Interest and investment income        1,301,991    1,734,023    1,136,928
  Other income                            239,866      121,509       99,872
                                      ___________  ___________  ___________

      Total revenue                    44,947,296   44,678,736   47,432,677
                                      ___________  ___________  ___________
Costs and expenses:
  Citrus production, harvesting and
    Marketing (including charges from
    Affiliate (note 9)                 21,077,169   17,945,016   17,436,648
  Sugarcane production, harvesting
    and hauling                         4,483,250    4,514,424    4,136,302
  Ranch                                 6,280,000    6,266,688    4,110,969
  Real estate                             452,029      451,912      481,870
  Interest (note 5)                     2,085,065    1,116,688      444,217
  Other, general and administrative
    expenses                            3,508,845    3,359,392    2,972,863
                                      ___________  ___________  ___________

      Total costs and expenses         37,886,358   33,654,120   29,582,869
                                      ___________  ___________  ___________

      Income before income taxes        7,060,938   11,024,616   17,849,808
Provision for income taxes (note 8)     2,980,214    4,248,810    6,677,116
                                      ___________  ___________  ___________

      Net Income                        4,080,724  $ 6,775,806  $11,172,692
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Weighted average number of shares
  outstanding                           7,027,827    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Per share amounts:
  Basic earnings                      $       .58  $       .96  $      1.59
  Dividends                                   .50  $       .60  $       .15

See accompanying notes to consolidated financial statements.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Common                           Accumulated
                    Stock                               Other
                    Shares                 Retained Comprehensive
                    Issued      Amount     Earnings    Income        Total
                    ________  ________   __________   _______    ___________
Balances,
August 31, 1996   7,027,827  $7,027,827  $70,093,141  $261,686    $77,382,654
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 1997     -           -     11,172,692        -       11,172,692
  Unrealized gains
   on Securities,
   net of taxes        -           -            -      651,373        651,373
   and reclassification
   adjustment
   (see disclosure)                                              _____________
      Total Comprehensive income:  				                            11,824,065
Dividends paid         -           -     (1,054,174)       -       (1,054,174)
                  _________  __________  ___________   ________  _______________

Balances,
August 31, 1997   7,027,827  $7,027,827  $80,211,659   $913,059    $88,152,545
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 1998      -           -      6,775,806        -        6,775,806
  Unrealized losses
   on Securities,
   net of taxes         -           -            -     (744,714)      (744,714)
   and reclassification
   adjustment
   (see disclosure)                                                ____________
     Total Comprehensive income: 						    6,031,092
Dividends paid          -           -     (4,216,696)       -       (4,216,696)
                   ________  __________   ___________   ________   ____________

Balances,
August 31, 1998   7,027,827  $7,027,827  $82,770,769    $168,345   $89,966,941
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 1999      -           -      4,080,724        -        4,080,724
  Unrealized gains on
   Securities, net
   of taxes             -           -            -       861,608       861,608
   and reclassification
   adjustment
   (see disclosure)                                                 ___________
      Total Comprehensive income:	                          				     4,942,332
Dividends paid          -           -     (3,513,914)       -       (3,513,914)
                  _________  __________  ___________   ________   _____________

Balances,
August 31, 1999   7,027,827  $7,027,827  $83,337,579 $1,029,953    $91,395,359
                  _________  __________  ___________   ________   _____________
                  _________  __________  ___________   ________   _____________


Disclosure of reclassification amount:              1999      1998      1997
                                                  ________  ________  ________
 Unrealized holding gains (losses)
      arising during the period                   $824,144  $(86,587) $845,326
  Less: reclassification adjustment
      for gains (losses) included in net
      income                                       (37,464)  658,127   193,953
                                                   ________ ________  ________

    Net unrealized gains (losses) on securities   $861,608 $(744,714) $651,373
                                                  ________  _________ ________
                                                  ________  _________ ________

See accompanying notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended August 31,
                                           1999         1998         1997
                                        ___________  ___________  __________

Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net Income                          $ 4,080,724  $ 6,775,806  $11,172,692
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization       5,355,450    4,717,219    4,240,117
    Gain on breeding herd sales          (316,700)    (465,482)    (526,266)
    Deferred income tax expense, net     (631,748)     714,257     (259,533)
    Deferred retirement benefits          374,167       (9,939)     (63,465)
    Net gain on sale of marketable
      securities                          (11,736)    (850,446)    (414,669)
    (Gain) loss on sale of property
      and equipment                        33,934      (14,678)     424,915
    Gain on real estate sales          (4,299,434)  (1,239,031) (11,957,753)
    Increase in land inventories         (591,338)    (492,841)    (567,174)
    Cash provided by (used for) changes in:
      Accounts receivable               3,062,972   (3,636,898)   1,975,901
      Inventories                      (3,824,055)  (1,924,894)  (2,845,384)
      Refundable income taxes            (549,586)        -            -
      Other assets                        138,673      (65,114)     (31,425)
      Accounts payable and accrued
        expenses                        1,893,878      479,862     (590,994)
      Income taxes payable               (623,128)    (311,767)     744,256
      Deferred revenues                  (345,763)     345,763         -
                                      ___________  ___________  ___________

        Net cash provided by operating
          activities                    3,746,310    4,021,817    1,301,218
                                      ___________  ___________  ___________

Cash flows from investing activities:
  Purchases of property and
    equipment                         (27,883,421) (12,186,976)  (5,752,072)
  Proceeds from disposals of
    property and equipment                457,584      510,432      608,658
  Proceeds from sale of real
    estate                              4,466,917    1,393,170   12,060,060
  Purchases of other assets               (39,165)     (51,446)    (100,896)
  Proceeds from the sale of
    other assets                           58,250       41,995      161,643
  Purchases of marketable
    securities                         (3,461,686)  (5,255,681)  (4,694,859)
  Proceeds from sales of
    marketable securities               2,140,932    3,933,517    4,367,008
  Collection of mortgages and
    notes receivable                      146,677      875,503      909,120
                                      ___________   __________  ___________
Net cash provided by
            (used for) investing
            activities                (24,113,912)  (10,739,486)  7,558,662
                                      ___________   ___________  __________


                                             Years Ended August 31,
                                          1999         1998         1997
                                      ___________  ___________  ___________

Cash flows from financing activities:
  Proceeds of bank loans               59,952,000   31,573,868   18,749,000
  Repayment of loans                  (36,237,923) (21,191,000) (26,523,000)
  Dividends paid                       (3,513,914)  (4,216,696)  (1,054,174)
                                      ___________  ___________  ___________

          Net cash provided by
            (used for) financing
            activities                 20,200,163    6,166,172   (8,828,174)
                                      ___________  ___________  ___________

          Net increase (decrease) in
            cash and cash investments    (167,439)    (551,497)      31,706

Cash and cash investments:
  At beginning of year                    908,268    1,459,765    1,428,059
                                      ___________  ___________   __________

  At end of year                      $   740,829  $   908,268  $ 1,459,765
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $ 2,186,855  $   765,210  $   396,988
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

  Cash paid for income taxes,         $ 3,142,286  $ 3,800,198  $ 6,183,310
    including related interest (note 8)___________  ___________  ___________
                                       ___________  ___________  ___________
  Non-cash investing activities:

    Fair value adjustments to
       securities available for sale  $ 1,482,456  $(1,194,026) $ 1,044,369
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

    Income tax effect related
       to fair value adjustments      $  557,848   $  (449,312) $  392,996
                                     ___________    ___________  __________
                                     ___________    ___________  __________


See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 1999, 1998 and 1997

(1)  Summary of Significant Accounting Policies
     __________________________________________

     (a)  Basis of Consolidated Financial Statement Presentation
          ______________________________________________________

          The accompanying financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. (Saddlebag), after elimination of all significant inter-company balances and transactions.

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $ 159,748, $2,656,629, and $1,007,211 during fiscal years 1999, 1998 and 1997, respectively.

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

     (j)  Use of Estimates
          ________________

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate.

     (k)  Financial Instruments and Accruals
          __________________________________

          The carrying amounts in the consolidated balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items. The carrying amounts reported for the Company's long-term debts approximate fair value.

      l) Accumulated Other Comprehensive Income
         ______________________________________

         As of September 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which was effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence to other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes both net income and other comprehensive income.

         Items included in other comprehensive income shall be classified based on their nature. The total of other comprehensive income for a period has been transferred to an equity account and displayed as "accumulated other comprehensive income".

     (m) Operating Segment
         _________________

        As of September 1, 1998, Alico adopted Statement of Financial Accounting Standards No. 131 (SFAS 131). "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 31, 1997. SFAS 131 establishes standards for reporting information about a Company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

        Alico, Inc. has four reportable segments: citrus, sugarcane, ranching and general corporate. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are all located in Florida.

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

     The cost and estimated fair values of marketable securities available for sale at August 31, 1999 and 1998 (in thousands) were as follows:

                           1999                            1998
               _____________________________   _____________________________

                           Gross   Estimated               Gross   Estimated
                        Unrealized   Fair               Unrealized    Fair
                 Cost  Gains Losses  Value      Cost   Gains  Losses  Value
               _______  ____  ____  _______    ______  ______  ___  ________

Equity
  securities   $10,900 $1,825 $107  $12,618    $9,498  $  444  $307  $ 9,635

Debt
  securities     2,493     17   84    2,426     2,623     111    77    2,657
               _______   ____ ____  _______    ______  ______  ___  ________

Marketable
  securities
  available
  for sale     $13,393 $1,842 $191  $15,044   $12,121  $  555  $384  $12,292
               _______   ____ ____  _______    ______  ______  ___  ________
               _______   ____ ____  _______    ______  ______  ___  ________


     At August 31, 1999, debt instruments (net of mutual funds of $1,791,343) are collectible as follows: $ 0 within one year, $166,218 between one and five years, $194,618 between five and ten years, and $341,258 there after.


(3)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 1999 and 1998 is shown below:


                                                1999         1998
                                               _______      _______


          Unharvested fruit crop on trees      $ 9,359      $ 7,466
          Unharvested sugarcane                  3,639        2,358
          Beef cattle                            7,433        7,535
          Sod                                      116          267
                                               _______      _______

               Total inventories               $20,547      $17,626
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

(4)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 1999 and 1998 is shown below:


                                                                Estimated
                                               1999     1998   Useful Lives
                                             _______  _______  ____________

          Breeding herd                      $12,585  $12,588   5-7 years
          Buildings                            3,396    3,012   5-40 years
          Citrus trees                        26,797   20,321  22-40 years
          Sugarcane                            5,998    3,196   4-15 years
          Equipment and other facilities      27,373   24,668   3-40 years
                                             _______  _______

             Total depreciable properties     76,149   63,785
          Less accumulated depreciation       31,402   29,182
                                             _______  _______

             Net depreciable properties       44,747   34,603
          Land and land improvements          56,224   43,279
                                             _______  _______
             Net property, buildings
               and equipment                $100,971  $77,882
                                             _______  _______
                                             _______  _______

     The Company's citrus trees, fruit crop, unharvested sugarcane and cattle are partially uninsured.

(5)  Indebtedness
     ____________

     The Company has financial agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41,000,000 which is due in 2001 and up to $3,000,000 which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at August 31, 1999 and 1998 was $45,630,912 and $23,210,723, respectively.

     Maturities of the indebtedness of the Company over the next five years are As follows: 2000- $1,322,033; 2001- $29,442,033; 2002- $1,322,033;
     2004- $1,322,033; 2005- $1,322,033.

     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 1999, 1998 and 1997 was as follows:

                                             1999      1998      1997
                                            ______    ______    ______

          Interest expense                  $2,085    $1,117    $  444
          Interest capitalized                 158       345       618
                                            ______    ______    ______

               Total interest cost          $2,243    $1,462    $1,062
                                            ______    ______    ______
                                            ______    ______    ______

(6)  Stock Option Plan
     _________________

     On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a maximum term of ten years and have vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant.

     Effective April 6, 1999, the Company granted 34,700 options with an exercise price of $14.62 and a fair value of $14.62. Options granted have a ten year contractual life. As of August 31, 1999, the 34,700 options remained outstanding with an weighted average exercise price of $14.62 and a weighted average remaining contractual life of ten years.

     At August 31, 1999, there were no shares exercisable and 615,300 shares available and for grant under the Plan.

     The per share weighted-average fair value of stock options granted was $41,640 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                    Volatility                       10.90%
                    Dividend paid                     2.05%
                    Risk-free interest rate           4.50%
                    Expected life in years              2


     All stock options granted, except as noted in the paragraph below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the date of the grant. The Company applies APB Opinion No. 25 for issuances to directors and employees in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements through August 31, 1999.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 the Company's net income would have decreased to the pro forma amounts indicated below:


                    Net income as reported            $4,080,724
                    Pro forma net income              $4,039,084
                    Basic per share, as reported      $  .58
                    Pro forma basic earning per share $  .58


(7)  Employee Benefit Plans
     ______________________

     The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $ 269,177, $296,368 and $230,545 for the years ended August 31, 1999, 1998 and 1997, respectively.

     Certain officers and employees also have employment contracts for additional retirement benefits, the cost of which is accruable on a present value basis over the remaining term of the employment agreements. The lives of such officers and employees have been insured as a means of funding such additional benefits. The accrued pension liability for these additional retirement benefits at August 31, 1999 and 1998 was $3,320 and $3,320, respectively.

     Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 1999 and 1998 was $374,167 and ($14,950), respectively.

     Pension expenses for the additional retirement benefits were approximately $213,000, $345,000 and $217,000 for the years ended August 31, 1999, 1998 and 1997, respectively.


(8)  Income Taxes
     ____________

     The provision for income taxes (in thousands) for the years ended August 31, 1999, 1998 and 1997 is summarized as follows:

                                       1999      1998      1997
                                      ______    ______    ______
          Current:
              Federal income tax      $3,369    $3,012    $5,919
              State income tax           305       521     1,000
                                      ______    ______    ______

                                       3,674     3,533     6,919
                                      ______    ______    ______
          Deferred:
              Federal income tax        (593)      611      (207)
              State income tax          (101)      105       (35)
                                      ______    ______    ______

                                        (694)      716      (242)
                                      ______    ______    ______
                 Total provision for
                   income taxes       $2,980    $4,249    $6,677
                                      ______    ______    ______
                                      ______    ______    ______


     Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 1999, 1998 and 1997:



                                       1999      1998      1997
                                      ______    ______    ______

          Expected income tax         $2,401    $3,748    $6,069
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       135       400       648
              Nontaxable interest
                and dividends           (102)      (92)     (120)
              Internal Revenue Service
                examinations             984        -         -
              Change in valuation
                allowance               (539)       -         -
              Other reconciling
                items, net               101       193        80
                                      ______    ______    ______
     Total provision for
                income taxes          $2,980    $4,249    $6,677
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

     At August 31, 1999 the Company had an unused charitable contribution carryover totaling $7,282,297. Management estimates that $1,467,000 will be used to reduce taxable income during the next year. As a result, the estimated unusable portion of the carryover has been set up as the valuation amount in the deferred tax asset schedule below. The contri-bution carryover expires in August 31, 2000.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                     1999       1998
                                  _______    _______
  Deferred Tax Assets:
    Contribution carryover        $(2,740)   $(2,841)
    Less valuation allowance        2,188      2,727
                                  _______    _______

    Net contribution carryover       (522)      (114)
    Beef cattle inventory              -          -
    Pension                          (193)      (284)
    Prepaid sales commissions        (739)      (604)
    Other                          (2,167)      (289)
                                  _______    _______

      Total gross deferred
        tax assets                 (3,651)    (1,291)
                                  _______    _______

 Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane          1,612      1,174
 Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       12,117     12,619
    Mortgage notes receivable          27         29
    Other                           1,885        153
    Unrealized gains on securities    684         64
                                  _______    _______

      Total gross deferred
        tax liabilities            16,325     14,039
                                  _______    _______
  Net deferred income
        tax liabilities           $12,674    $12,748
                                  _______    _______
                                  _______    _______


     The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1995 and 1996. When the examination are resolved, any income taxes due will become currently payable. However, the majority of the proposed adjustments relate to, among other things, the Company's computation of the deferral of citrus revenue, timing of deductions for certain expenses, and the determination of the amounts of certain charitable contributions, all of which have been provided for in the Company's deferred tax liability account. The Company plans to continue to defend the positions taken in its amended tax returns.


     Based on the Company's history of taxable earnings and its expectations for The future, management has determined that its taxable income will more likely that not be sufficient to recognize fully all deferred tax assets.


(9)  Related Party Transactions
     __________________________


     Citrus
     ______

     Citrus revenues of $18,188,136, $24,018,251 and $20,065,303 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 1999, 1998 and 1997, respectively. Griffin and its subsidiaries is the owner of 49.71 percent of the Company's common stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $ 6,084,064 and $8,332,514 at August 31, 1999 and 1998, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

     Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $6,127,603, $7,610,639, and $7,335,825 for the years ended August 31, 1999, 1998 and 1997, respectively. In addition, Griffin provided the harvesting services for citrus sold to an unrelated processor. The aggregate cost of these services was $791,932, $758,370 and $779,715 for the years ended August 31, 1999, 1998 and 1997, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $880,283 and $423,321 at August 31, 1999 and 1998, respectively.

     Other Transactions
     __________________

     The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $6,019,927, $4,650,867 and $4,451,224 during the years ended August 31, 1999, 1998 and 1997, respectively.


(10) Future Application of Accounting Standards
     __________________________________________

     In June 1998, the Financial Standards Board issued Statements of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

     In June 1999, the FASB issued SFAS 137 which amended the implementation date for SFAS 133 to be effective for all fiscal years beginning after June 15, 2000.


(11) Business Segment Information
     ____________________________

     The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environ-mental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations (in thousands) for the years ended August 31, 1999, 1998 and 1997 is summarized as follows:

                                        1999        1998        1997
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 23,518    $ 26,622    $ 22,287
         Sugarcane                      7,120       6,123       4,967
         Ranch                          6,271       6,882       4,876
                                     ________    ________    ________

           Total agriculture           36,909      39,627      32,130
         Real estate                    4,299       1,327      11,753
         General corporate              3,739       3,725       3,550
                                     ________    ________    ________
           Consolidated total        $ 44,947    $ 44,679    $ 47,433
                                     ________    ________    ________
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  3,441    $  8,677    $  4,850
         Sugarcane                      2,636       1,608         831
         Ranch                             (8)        615         765
                                     ________    ________    ________
           Total agriculture            5,069      10,900       6,446
       Real estate                      3,847         875      11,271
       General corporate                3,739       3,725       3,550
                                     ________    ________    ________
           Total operating income      12,655      15,500      21,267
       Interest expense                (2,085)     (1,116)       (444)
       General corporate expenses      (3,509)     (3,359)     (2,973)
                                     ________    ________    ________

Income before
             income taxes            $  7,061    $ 11,025    $ 17,850
                                     ________    ________    ________
                                     ________    ________    ________

                                        1999        1998        1997
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  9,674    $  1,071    $  1,829
         Sugarcane                     13,995       8,846       1,890
         Ranch                          2,344       1,864       1,159
         Sod                               16           7          39
         Farm lands                        64         177         340
         Heavy equipment                1,015         177          91
                                     ________    ________    ________

           Total agriculture           27,108      12,142       5,348
       General corporate                  775          45         404
                                     ________    ________    ________

           Consolidated total        $ 27,883    $ 12,187    $  5,752
                                     ________    ________    ________
                                     ________    ________    ________



  Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,273    $  1,944    $  1,818
         Sugarcane                      1,460       1,010         909
         Ranch                          1,174       1,346       1,101
         Sod                               14          17          17
         Farm lands                        38          37          19
         Heavy equipment                  319         293         306
                                     ________    ________    ________

           Total agriculture            5,278       4,647       4,170
       General corporate                   77          70          70
                                     ________    ________    ________

           Consolidated total        $  5,355    $  4,717    $  4,240
                                     ________    ________    ________
                                     ________    ________    ________
Identifiable assets:
       Agriculture:
         Citrus                      $ 55,156    $ 48,052    $ 45,361
         Sugarcane                     45,629      31,889      23,746
         Ranch                         19,306      17,295      16,355
         Sod                              323         473         379
         Farm lands                     1,728       1,702       1,561
         Heavy equipment                1,835       1,214       1,246
                                     ________    ________    ________
     Total agriculture                123,977     100,625      88,648
      Real estate                       9,897       9,452       9,835
       General corporate               23,048      20,477      19,240
                                     ________    ________    ________

           Consolidated total        $156,922    $130,554    $117,723
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

                       SELECTED QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 1999 and August 31, 1998, is as follows:


                                    Quarters Ended
             November 30,       Feb. 28,         May 31,        August 31,
             1998    1997     1999    1998    1999    1998     1999   1998
           _______ _______  _______ _______  _______ _______  _______ ______
Revenue:
  Citrus   $ 1,587 $ 3,815  $ 8,535 $ 8,373  $12,953 $ 7,693  $   443 $6,741
  Sugarcane  1,194   1,700    2,221   2,797    3,585   1,530      121     96
  Ranch      2,647   3,100    1,060   1,144    1,852   1,898      711    740
  Property
    sales              628    4,293       6       (1)    449        7    244
  Interest     196     296      240     325      397     556      469    557
  Other
    revenues   552     529      595     432      664     543      627    487
           _______ _______  _______ _______  _______ _______  _______ ______
    Total
    revenue  6,176  10,068   16,944  13,077   19,450  12,669    2,378  8,865
           _______ _______  _______ _______  _______ _______  _______ ______

Costs and expenses:
  Citrus     1,275   3,443    6,306   6,558   12,221   6,070    1,274  1,874
  Sugarcane    876   1,475    1,705   2,240    2,065     824     (163)   (25)
  Ranch      2,787   2,818    1,001   1,015    1,816   1,686      676    748
  Interest     409     170    1,350     208      598     256      681    483
  Other        820     692      706     781      895     757    1,541  1,581
            ______  ______   ______  ______   ______   _____    _____  _____
    Total costs
      and ex-
      penses 6,167   8,598   11,068  10,802   17,595   9,593    4,009  4,661
            ______  ______   ______  ______   ______   _____    _____  _____
Income be-
  fore income
  taxes          9   1,470    5,876   2,275    1,855   3,076   (1,631) 4,204

Provision for
  income
  taxes        (18)    523    2,175     825      685   1,174      814  1,727
            ______  ______   ______  ______   ______  ______   ______  _____

Net income   $  27   $ 947   $3,701  $1,450   $1,170  $1,902   $ (817)$2,477
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Basic earnings
  per share  $.004   $ .13   $  .53  $  .21   $  .17  $  .27   $ (.12) $ .35
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____


The weighted average number of shares outstanding totaled 7,027,827 shares during each of the periods presented above.



Item 9.           Changes in & Disagreements with Accountants on
                  Accounting and Financial Disclosure.
_______________________________________________________________________

     None


                                  PART III
                                  ________

Item 10.          Directors and Executive Officers of the Registrant.
_____________________________________________________________________

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information called for regarding directors is incorporated by reference to Proxy Statement dated November 9, 1999.

Item 11.          Executive Compensation.
_________________________________________

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.
______________________________________________________________________

Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 11, 12 and 13 is incorporated by reference to Proxy Statement dated November 9, 1999.


      PART IV
      _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.
                  ____________________________________________________


(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Auditors'

       Consolidated Balance Sheets  -  August 31, 1999 and 1998

       Consolidated Statements of Operations - For the Years Ended August 31, 1999, 1998 and 1997

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 1999, 1998 and 1997


(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 1999 and 1998  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - at August 31, 1999

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 1999, 1998 and 1997

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 1999, 1998 and 1997

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 1999, 1998 and 1997

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
              Amended to September 13, 1994

       (4)  Instruments Defining the Rights of Security Holders,
            Including Indentures  -  Not Applicable

       (9)  Voting Trust Agreement  -  Not Applicable

       (10) Material Contracts - Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. *

       (11) Statement  -  Computation of Per Share Earnings

       (12) Statement  -  Computation of Ratios

       (18) Change in Accounting Principles  -  Not Applicable

       (19) Annual Report to Security Holders  -  By Reference

       (21) Subsidiaries of the Registrant  -  Not Applicable

       (22) Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

       (23) Consents of Experts and Counsel  -  Not Applicable

       (24) Power of Attorney  -  Not Applicable

       (28) Information From Reports Furnished to State Insurance
            Regulatory Authorities  -  Not Applicable

       (99) Additional Exhibits  -  None

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

                                  August 31, 1999


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
and Title of    Amounts of Bonds     Each       at Balance    Carried in the
Each Issue         and Notes         Issue      Sheet Date     Balance Sheet
______________  _______________   ___________   ____________     ___________

Municipal Bonds  $  591,512       $   591,512   $    608,441     $   608,441

Mutual Funds     $6,885,451         6,885,451      8,175,053       8,175,053

Preferred Stocks    135,500         3,429,589      3,322,448       3,322,448

Common Stocks        51,302         1,665,970      2,171,793       2,171,793

Other
 Investments     $  820,389           820,389        765,979         765,979
                                  ___________    ___________     ___________

     Total:                       $13,392,911    $15,043,714     $15,043,714
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 1999
______________________________
Land              $22,867,648  $9,746,174   $ 167,483  $        $ 32,446,339
Roads                 957,826     457,434                          1,415,260
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,988,469                                      2,988,469
Buildings           2,994,000     384,101                          3,378,101
Feeding and Watering
  Facilities for
  Cattle Herd          30,317                  12,863                 17,454
Water Control
  Facilities            5,337                                          5,337
Fences                298,011       1,252      32,354                266,909
Cattle Pens           134,955      20,697                            155,652
Citrus Groves,
  Including Irrigation
  Systems          39,023,959   7,160,709                         46,184,668
Equipment           7,288,254   1,830,423     958,854              8,159,823
Breeding Herd      12,588,424   1,796,523   1,800,351             12,584,592
Sugarcane-Land Prep-
  aration, Etc.    15,822,850   7,338,020     526,325             22,634,545
Sod Land-Prep-
  aration, Etc.       184,916       6,525                            191,441
Farm Land Prep-
  aration           1,769,853      64,464                          1,834,317
                  ___________ ___________  __________  _______  ____________
                 $107,064,751 $28,806,322  $3,498,230  $        $132,372,839
                  ___________ ___________  __________  _______  ____________
                  ___________ ___________  __________  _______  ____________




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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 1998
______________________________
Land              $14,368,962  $8,562,616  $   92,516  $28,586*  $22,867,648
Roads                 953,181       4,645                            957,826
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,956,774      31,695                          2,988,469
Buildings           2,973,486     122,727     102,213              2,994,000
Feeding and Watering
  Facilities for
  Cattle Herd          34,167                   3,850                 30,317
Water Control
  Facilities            5,337                                          5,337
Fences                292,197      32,631      26,817                298,011
Cattle Pens           134,955                                        134,955
Citrus Groves,
  Including Irrigation
  Systems          38,422,614     800,602     199,257             39,023,959
Equipment           7,280,577     531,520     523,843              7,288,254
Breeding Herd      12,126,689   1,653,306   1,191,571             12,588,424
Sugarcane-Land Prep-
  aration, Etc.    15,277,301     888,486     342,937             15,822,850
Sod-Land Prep-
  aration, Etc.       180,938       3,978                            184,916
Farm Land Prep-
  aration           1,592,330     177,523                          1,769,853
                  ___________  __________  __________   _______ ____________
                  $96,709,440 $12,809,729  $2,483,004   $28,586 $107,064,751
                  ___________  __________  __________   _______ ____________
                  ___________  __________  __________   _______ ____________

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
___________       _________    _________   _________  ___________  __________

For the Year Ended August 31, 1997
__________________________________
Land             $14,504,916  $  334,165  $  470,119  $          $14,368,962
Roads                745,525     207,656                             953,181
Agricultural Land
  Preparation          9,906                                           9,906
Forest Improvements  100,026                                         100,026
Pasture Improve-
  ments            2,801,321     155,453                           2,956,774
Buildings          3,037,575       6,007      70,096               2,973,486
Feeding and Watering
  Facilities for
  Cattle Herd         36,067                   1,900                  34,167
Water Control
  Facilities         871,337                 866,000                   5,337
Fences               270,133      34,484      12,420                 292,197
Cattle Pens          134,955                                         134,955
Citrus Groves,
  Including Irri-
  gation Systems  38,634,654   1,532,126   1,744,166              38,422,614
Equipment          6,999,963     563,979     283,365               7,280,577
Breeding Herd     13,184,291     935,625   1,993,227              12,126,689
Sugarcane-Land
  Prep.,Etc.      14,304,486   1,603,607     630,792              15,277,301
Sod-Land Prep-
  aration,Etc.       141,922      39,016                             180,938
Farm Land Prep-
  aration          1,252,376     339,954                           1,592,330
                 ___________  __________  __________  _________  ___________

                 $97,029,453  $5,752,072  $6,072,085  $       0  $96,709,440
                 ___________  __________  __________  _________  ___________
                 ___________  __________  __________  _________  ___________

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
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 1999
______________________________

Buildings          $ 1,268,644  $  138,613   $           $       $ 1,407,257
Feeding and Watering
  Facilities for
  Cattle Herd           21,006         353       12,863                8,496
Water Control
  Facilities                 0           0            0                    0
Fences                 122,850      26,587       32,354              117,083
Cattle Pens             71,264      13,951                            85,215
Citrus Groves,
  Including Irriga-
  tion Systems      11,299,211   1,914,089                        13,213,300
Equipment            4,881,745     809,596      897,921            4,793,420
Breeding Herd        6,939,132   1,024,231    1,686,470            6,276,893
Roads                   71,900      41,485                           113,385
Sugarcane Lane Prep-
  aration, Etc.      4,425,063   1,344,916      506,186            5,263,793
Sod Land Prepara-
  tion, Etc.             7,499       3,915                            11,414
Farm Land Preparation   74,102      37,713                           111,815
                   ___________  __________   __________    ____  ___________
                   $29,182,416  $5,355,449   $3,135,794    $  0  $31,402,071
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
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 1998
______________________________
Buildings         $ 1,221,902  $  135,690   $    88,948   $      $ 1,268,644
Feeding and Watering
  Facilities for
  Cattle Herd          24,059         797         3,850               21,006
Water Control
  Facilities                0           0             0                    0
Fences                124,017      25,650        26,817              122,850
Cattle Pens            57,313      13,951                             71,264
Citrus Groves,
  Including Irriga-
  tion Systems      9,894,285   1,604,182       199,256           11,299,211
Equipment           4,646,481     747,006       511,742            4,881,745
Breeding Herd       6,861,549   1,202,626     1,125,043            6,939,132
Roads                  32,097      39,803                             71,900
Sugarcane-Land Prep-
  aration, Etc.     3,860,569     907,431       342,937            4,425,063
Sod-Land Prep-
  aration, Etc.         3,957       3,542                              7,499
Farm Land Preparation  37,561      36,541                             74,102
                  ___________  __________    __________   ____   ___________

                  $26,763,790  $4,717,219    $2,298,593   $  0   $29,182,416
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
___________        _________   ____________  __________  _________  ________

For the Year Ended August 31, 1997
__________________________________

Buildings          $ 1,152,448  $  139,550  $   70,096    $      $ 1,221,902
Feeding and Watering
  Facilities for
  Cattle Herd           24,044       1,915       1,900                24,059
Water Control
  Facilities           866,000                 866,000                     0
Fences                 112,016      24,421      12,420               124,017
Cattle Pens             43,362      13,951                            57,313
Citrus Groves,
  Including Irrigation
  Systems           10,189,551   1,448,900   1,744,166             9,894,285
Equipment            4,106,878     822,968     283,365             4,646,481
Breeding Herd        7,518,756     939,309   1,596,516             6,861,549
Roads                   10,731      21,366                            32,097
Sugarcane-Land
  Prep.,Etc.         3,683,734     807,626     630,791             3,860,569
Sod-Land Prep-
  aration, Etc.          2,054       1,903                             3,957
Farm Land
  Preparation           19,353      18,208                            37,561
                   ___________  __________  __________  _______  ___________

                   $27,728,927  $4,240,117  $5,205,254  $     0  $26,763,790
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

                                       SCHEDULE  IX
                                       ____________

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      __________________________________________


_____________________________________________________________________________

       COLUMN A                                   COLUMN B
_____________________________________________________________________________


                                        Charged to Costs and Expenses
                                        _____________________________

                                            Years Ended August 31,
                                            ______________________

        Item                          1999           1998           1997
        ____                          ____           ____           ____


1.  Maintenance and repairs        $1,094,379     $1,025,739     $  990,253


2.  Taxes, other than payroll
    and income taxes                2,427,161      1,805,322      1,755,168




                         									 EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 1999:


          Number of shares outstanding at August 31, 1999        7,027,827
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 1998        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/98  -  8/31/99                    7,027,827
                                                                 _________
                                                                 _________




                                   EXHIBIT 12



                                   ALICO, INC.



Computation of Ratios:




                1999    Current Assets           $45,181,699
                        Current Liabilities        8,737,831

                        45,181,699 divided by 8,674,831  =  5.17:1




                1998    Current Assets           $42,354,043
                        Current Liabilities        5,649,482

                        42,354,043 divided by 5,649,482  =  7.50:1

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 16, 1999                             Ben Hill Griffin, III
Date                                          Chairman, Chief Executive
                                              Officer and Director
                                              (Signature)



November 16, 1999                             W. Bernard Lester
Date                                          President, Chief Operating
                                              Officer and Director
                                              (Signature)



November 16, 1999                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Richard C. Ackert                             Ben Hill Griffin, IV
Director                                      Director
(Signature)                                   (Signature)


K. E. Hartsaw    					                        Thomas E. Oakley
Director					                                 Director
(Signature)						                             (Signature)


William L. Barton
Director
(Signature)


Walker E. Blount, Jr.
Director
(Signature)


November 16, 1999
Date