Form 10-Q
period 1999-11-30
ALICO INC
filed 2000-01-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 1999.

                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________.


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

Registrant's telephone number, including area code     863/675-2966



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at January 14, 2000.

                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (See Accountants' Review Report)

                                              Three Months Ended November 30,
                                                    1999             1998
                                              _______________________________

Revenue:
     Citrus                                      $ 1,702,564      $ 1,586,598
     Sugarcane                                     1,451,140        1,193,533
     Ranch                                         2,986,818        2,647,356
     Rock products and sand                          348,840          352,174
     Oil lease and land rentals                      413,136          134,449
     Forest products                                  33,248           54,248
     Profit on sales of real estate               12,859,851                0
     Interest and investment income                  769,672          195,852
     Other                                                 0           11,546
                                                 ___________      ___________

          Total revenue                           20,565,269        6,175,756
                                                 ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   1,075,455        1,275,238
     Sugarcane production and harvesting           1,422,700          875,922
     Ranch                                         2,899,568        2,787,028
     Real estate expenses                            380,564          131,112
     Interest                                        632,399          408,937
     Other, general and administrative               384,848          688,987
                                                ____________      ___________

        Total costs and expenses                   6,795,534        6,167,224
                                                ____________      ___________

Income before income taxes                        13,769,735            8,532
Provision for income taxes                         5,158,364          (18,562)
                                                ____________      ___________

Net income                                         8,611,371           27,094
                                                ____________      ___________
                                                ____________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827
                                                ____________      ___________
                                                ____________      ___________
Per share amounts:
     Basic                                       $      1.23      $       .00
     Dividends                                   $       .30      $       .50

See accompanying notes to condensed consolidated financial statements.


                          ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                           November 30, 1999   August 31, 1999
                                           ___________________________________
          ASSETS
Current assets:
     Cash and cash investments                 $    708,480       $    740,829
     Marketable Securities                       15,737,773         15,043,713
     Accounts receivable                          6,785,288          8,030,863
     Notes receivable                             2,815,911             73,589
     Inventories                                 19,537,467         20,547,215
     Refundable income taxes                              0            549,586
     Other current assets                           629,986            195,904
                                               ____________       ____________

          Total current assets                   46,214,905         45,181,699

Notes receivable, non-current                     9,048,885            394,203
Land held for development and sale                7,263,651          9,429,295
Investments                                         956,317            946,145
Property, buildings and equipment               136,450,115        132,372,839
Less:  Accumulated depreciation                 (32,418,441)       (31,402,071)
                                               ____________       ____________

          Total assets                         $167,515,432       $156,922,110
                                               ____________       ____________
                                               ____________       ____________




















                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         November 30, 1999       August 31, 1999
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                       $  1,598,318          $  2,571,579
     Due to profit sharing plan                  221,512               269,177
     Accrued ad valorem taxes                          0             1,997,834
     Current portion of notes payable          1,322,033             1,322,033
     Accrued expenses                            334,111               683,848
     Income taxes payable                        192,418                     0
     Deferred income taxes                     1,815,082             1,893,360
                                            ____________          ____________

          Total current liabilities            5,483,474             8,737,831

Notes payable                                 48,454,245            45,630,912

Deferred income taxes                         15,203,895            10,780,521

Deferred retirement benefits                     422,402               377,487
                                            ____________          ____________

          Total liabilities                   69,564,016            65,526,751
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Accumulated other comprehensive income         1,082,987             1,029,953

Retained earnings                             89,840,602            83,337,579
                                            ____________          ____________

     Total stockholders' equity               97,951,416            91,395,359
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $167,515,432          $156,922,110
                                            ____________          ____________
                                            ____________          ____________

See Accompanying notes to condensed consolidated financial statements.












                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Accumulated
                       Common Stock                     Other
                    Shares                 Retained  Comprehensive
                    Issued      Amount     Earnings    Income         Total
                   _______     ________    ________    _______      _________
Balances,
August 31, 1998   7,027,827  $7,027,827  $82,770,769   $168,345    $89,966,941
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 1999      -           -      4,080,724        -        4,080,724
  Unrealized gains on
    Securities,
    net of taxes        -           -            -      861,608        861,608
    and reclassification adjustment
    (see disclosure)                                                __________
      Total Comprehensive income:                       						       4,942,332
Dividends paid          -           -     (3,513,914)       -       (3,513,914)
                 _________  __________  ___________     ________    __________

Balances,
August 31, 1999  7,027,827  $7,027,827  $83,337,579   $1,029,953   $91,395,359
_______________

Comprehensive income:
  Net income for the
    three months ended
    November 30, 1999  -           -      8,611,371        -        8,611,371
  Unrealized gains on
    Securities,
    net of taxes       -           -            -       53,034         53,034
    and reclassification adjustment
    (see disclosure)                                                __________
      Total Comprehensive income:			                                8,664,405
Dividends paid        -           -      (2,108,348)       -       (2,108,348)
                 _________  __________  ___________   ________   _____________

Balances,
November 30, 1999 7,027,827 $7,027,827  $89,840,602 $1,082,987    $97,951,416
                 _________  __________  ___________   ________   ____________
                 _________  __________  ___________   ________   ____________


                                                         2000           1999
Disclosure of reclassification amount:           	 ___________     __________
  Unrealized holding gains (losses)
      arising during the period                       $606,496       $824,144
  Less: reclassification adjustment
      for gains (losses) included
      in net income                                    553,462        (37,464)
                                                     _________     __________

        Net unrealized gains (losses) on securities   $ 53,034    $  861,608
                                                     _________     __________
                                                     _________     __________

See accompanying notes to consolidated financial statements.
















ALICO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(See Accountants' Review Report)
                                                Three Months Ended November 30,
                                                     1999             1998
                                                _______________________________
Cash flows from operating activities:
     Net income                                  $ 8,611,371       $   27,094
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization            1,458,920        1,212,374
          Net decrease in current assets and
            liabilities                           (1,104,837)         (87,098)
          Deferred income taxes                    4,198,273         (718,306)
          Gain on sales of real estate           (12,859,851)               0
          Other                                   (1,131,601)         (97,431)
                                                  __________       __________
            Net cash provided from (used for)
              operating activities                  (827,725)         336,633
                                                  __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment          (3,850,238)      (3,468,992)
     Proceeds from sales of real estate            3,971,175                0
     Proceeds from sales of property and equipment   230,457            4,894
     Purchases of marketable securities             (443,737)      (1,041,667)
     Proceeds from sales of marketable securities    173,164          530,014
                                                  __________       __________
            Net cash provide from (used for)
              investing activities                    80,821       (3,975,751)
                                                  __________       __________
Cash flows from (used for) financing activities:

     Notes receivable collections                       (430)          26,728
     Repayment of bank loan                       (9,001,667)      (4,850,000)
     Proceeds from bank loan                      11,825,000       11,500,000
     Dividends paid                               (2,108,348)      (3,513,914)
                                                  __________       __________
            Net cash provided from
              financing activities                   714,555        3,162,814
                                                  __________       __________
            Net decrease in cash and
              cash investments                    $  (32,349)      $ (476,304)
                                                  __________       __________
                                                  __________       __________
Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $  501,111       $  368,647
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes, including         $  103,817       $  792,700
       related interest                            __________       __________
                                                   __________       __________
Non-cash investing and financing activities:

     Mortgage notes receivable issued in exchange
       for land, less unamortized discount        $11,396,574       $        0
                                                  ___________       __________
                                                  ___________       __________

     Fair value adjustments to securities
       available for sale                          $   85,588       $  856,196
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $   32,554       $  322,187
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 1999.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 1999 and August 31, 1999 and the consolidated results of operations and cash flows for the three months ended November 30, 1999 and 1998.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $758,750 in 1999 and $218,943 in 1998. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Notes receivable:

Notes receivable include mortgages and other notes receivable. Mortgage notes receivable arose from real estate sales. The balances at November 30, 1999 and August 31, 1999 are as follows:
                                         November 30,         August 31,
                                             1999                1999
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $    246,879         $  246,660
    Mortgage notes receivable
       on bulk land sales                  12,344,684                  0
    Less unamortized discount based
       on imputed interest rate of 8%        (948,110)                 0
    Other notes receivable                    221,343            221,132
                                         ____________         __________

    Total mortgage notes receivable      $ 11,864,796         $  467,792
    Less current portion                    2,815,911             73,589
                                         ____________         __________

       Non-current portion               $  9,048,885         $  394,203
                                         ____________         __________
                                         ____________         __________

In September 1999, the Company received a mortgage note in exchange for land sold. The note totaled $12,344,684 and is due annually in September, bearing interest at 4%, over the next four years.

4. Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             1999                1999
                                         ____________         __________

    Unharvested fruit crop on trees      $     10,549         $    9,359
    Unharvested sugarcane                       3,751              3,639
    Beef cattle                                 5,104              7,433
    Sod                                           134                116
                                         ____________         __________

         Total inventories               $     19,538         $   20,547

5.  Income taxes:

The provision for income taxes for the quarters ended November 30, 1999 and 1998 is summarized as follows:

                                          Three Months Ended November 30,
                                              1999                 1998
                                          _______________________________

     Current:
          Federal income tax              $  692,482           $  100,453
          State income tax                   120,786               17,051
                                          __________           __________

                                             813,268              117,504
                                          __________           __________

     Deferred:
          Federal income tax               3,710,017             (122,940)
          State income tax                   635,079              (13,126)
                                          __________           __________

                                           4,345,096             (136,066)
                                          __________           __________
             Total provision for
               income taxes               $5,158,364           $  (18,562)
                                          __________           __________
                                          __________           __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended November 30, 1999 and 1998:











                                          Three Months Ended November 30,
                                             1999                 1998
                                          _______________________________

          Expected income tax             $4,681,709           $    2,901
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit               498,179                  310
          Nontaxable interest and
            dividends                        (26,736)             (23,825)
          Other reconciling items,
            net                                5,212                2,052
                                          __________           __________
              Total provision for
                income taxes              $5,158,364           $  (18,562)
                                          __________           __________
                                          __________           __________

The Company is currently under examination by the Internal Revenue Service for the years ended August 31, 1995 and 1996. When the examinations are resolved, any income taxes due will become currently payable. However, the majority of the proposed adjustments relate to, among other things, the Company's computation of the deferral determination of the amounts of certain charitable contributions, all of which have been provided for in the Company's deferred tax liability account. The Company plans to continue to defend the positions taken in its income tax returns.

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2001 and up to $3 million which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at November 30, 1999 and August 31, 1998 was $49,776,278 and
$46,952,945, respectively.

Maturities of the indebtness of the Company over the next five years are as follows: 2000- $1,322,033; 2001- $32,582,033; 2002- $1,322,033;
2004- $1,322,033; 2005- $1,322,033; thereafter $11,906,113.

Interest cost expensed and capitalized during the three months ended
November 30, 1999 and November 30, 1998 was as follows:
                                      1999                1998
                                    ________            ________

          Interest expensed         $632,399            $408,937
          Interest capitalized        95,473              29,943
                                    ________            ________

              Total interest cost   $727,872            $438,880
                                    ________            ________
                                    ________            ________
7.  Dividends:

On October 5, 1999 the Company declared a year-end dividend of $.30 per share, which was paid on November 5, 1999.
8.  Disclosures about reportable segments:

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

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 1999:
              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $   1,702,564   1,451,140   2,986,818  15,372,684   21,513,379
Costs and
  expenses      1,075,455   1,422,700   2,899,568   1,397,638    6,795,534
Depreciation and
  amortization    603,876     492,292     240,062     122,690    1,458,920

Segment profit    627,109      28,440      87,250  13,975,046   14,717,845

Segment assets 39,387,876  42,368,444  13,474,271   8,801,083  104,031,674

*Consists of rents, investments, real estate activities and other such items of a general corporate nature.

9.  Future Application of Accounting Standards

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

10. Stock Option Plan

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

Effective April 6, 1999, the Company granted 34,700 with an exercise price of $14.62 and a fair value of $14.62. Additionally, effective September 9, 1999, the Company granted 14,992 options with an exercise price of $14.62 and a fair value of $15.813. Options granted have a ten year contracual life. As of November 30, 1999, there were 49,692 options remained outstanding with an weighted average exercise price of $14.62 and a weighted average remaining contractual life of ten years.

At November 30, 1999, there were no shares exercisable and 600,308 shares available and for grant under the Plan.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $40,731,431 at November 30, 1999, up from $36,443,868 at August 31, 1999. As of November 30, 1999, the Company had cash and cash investments of $708,480 compared to $740,829 at August 31, 1999.
Marketable securities increased from $15,043,713 to $15,737,773 during the same period. The ratio of current assets to current liabilities increased to 8.43 to 1 at November 30, 1999 from 5.17 to 1 at August 31, 1999. Total assets increased by $10,593,322 to $167,515,432 at November 30, 1999 from
$156,922,110 at August 31, 1999.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $ 12.7 million at November 30, 1999.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations.
The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 1999 increased by $8,584,277 when compared to the first quarter of fiscal 1999. Income before income taxes increased $13,761,203 for the three months ended November 30, 1999, when compared to the same period a year ago. This was primarily due to increase in earnings from real estate activities (a gain of ($12,479,287 for the three months ended November 30, 1999, compared to a loss of ($131,112) for the three months ended November 30, 1998).

Earnings from agricultural activities also increased during the first quarter of fiscal 2000 ($742,799 vs. $489,299 during the first three months of fiscal
2000 and 1999, respectively).

During September of 1999, the Company completed a sale of 1,230 acres of land surrounding the University site in Lee County for $16.5 million. The contract called for 25 percent of the purchase price to be paid at closing, with the balance of $12.3 million payable annually over the next four years. The sale generated a pre-tax gain of approximately $12.9 million.

Citrus
______

Citrus earnings increased for the quarter ended November 30, 1999, when compared to the prior year ($627,109 during the first quarter of fiscal
2000 vs. $311,360 during the same period in fiscal 1999). This is largely the result of the recognition of the revenues from the prior year's fresh fruit crop which was greater than amount realized in the first quarter of the prior year ($758,750 in the first quarter of fiscal 2000, compared to $218,943 in the first quarter of fiscal 1999, see Note 1 to the Condensed Consolidated
Financial Statements). Additionally, market prices for fresh grapefruit have improved over the prior year levels.

Sugarcane
_________

Sugarcane earnings were lower during the first quarter of 2000 ($28,440 during fiscal 2000 vs. $317,611 during fiscal 1999) when compared to the prior year.
Although producing acres has increased and, as a result, more acres are being harvested, decreased yields and lower market prices have combined to generate the decline.

Ranching
________

Ranch earnings increased when compared to a year ago (a profit of $87,250 vs. a loss of ($139,672) for the three months ended November 30, 1999 and November
30, 1998, respectively). Improved market prices for beef is the primary cause of the rise.

General Corporate
_________________

In July of 1999, the Company entered into a contract to sell 402 acres near the Florida Gulf Coast University for approximately $15.5 million. The sale is scheduled to close during fiscal 2001. If the sale is consummated, it is expected to generate a pre-tax gain of approximately $13.5 million.
Additionally, the Company has agreed to sell 190 acres, also near the University, for approximately $6.6 million. This sale is expected to close during fiscal 2001 and could potentially generate a $5.8 million pre-tax gain.

The Company is continuing its marketing and permit activities for its land which surrounds the Florida Gulf Coast University.

Cautionary Statement
____________________

Readers should note, in particular, that this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange
Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may effect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

No changes




                                                                    FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             November 30, 1999.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 9, 1999.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 14, 2000                          W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

January 14, 2000                          L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

January 14, 2000                          Deirdre M. Purvis
Date                                      Controller
                                          (Signature)









                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of November 30, 1999, and the related condensed consolidated statements of operations for the three-month periods ended November 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1999 and the related consolidated statement of operations, stock-holders' equity and cash flows for the year then ended (not presented herein);
and in our report dated October 13, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       S/ KPMG LLP

Orlando, Florida
January 7, 2000




















                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 1999:



    Number of shares outstanding at August 31, 1999       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 1999     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/99 - 11/30/99                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B





















