Form 10-Q
period 2000-02-29
ALICO INC
filed 2000-04-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 29, 2000.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at February 29, 2000.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ALICO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(See Accountants' Review Report)
                               (Unaudited)                  (Unaudited)
                            Three Months Ended            Six Months Ended
                            Feb. 29,    Feb. 28,       Feb. 29,      Feb. 28,
                             2000         1999           2000          1999
                          ___________  ___________   ___________   ____________
Revenue:
  Citrus                  $ 9,169,863  $ 8,535,053  $ 10,872,427  $  10,121,651
  Sugarcane                 5,021,040    2,221,271     6,472,180      3,414,804
  Ranch                       582,446    1,060,374     3,569,264      3,707,730
  Rock products
    and sand                  333,432      279,816       682,272        631,990
  Oil lease and
    land rentals              193,876      285,024       607,012        419,473
  Forest products              12,168       12,452        45,416         66,700
  Profit on sales of real
    estate                    132,003    4,293,376    12,991,854      4,293,376
  Interest and
    investment income       1,565,781      240,439     2,335,453        436,291
  Other                        10,628       16,392        10,455         27,938
                            _________    _________    __________      _________

  Total revenue            17,021,237   16,944,197    37,586,333     23,119,953
                           __________   __________    __________     __________
Cost and expenses:
  Citrus production,
    harvesting and
    marketing               8,527,121    6,306,360     9,602,576      7,581,598
  Sugarcane production
    and harvesting          4,452,486    1,705,466     5,875,186      2,581,388
  Ranch                       523,905    1,000,815     3,423,473      3,787,843
  Real estate expenses        118,464       18,649       287,818        149,761
  Interest                    777,157      397,677     1,409,556        806,614
  Other, general and
    administrative            725,944      686,625     1,321,829      1,375,612
                            _________    _________     _________      _________

      Total costs and
        expenses           15,125,077   10,115,592    21,920,438     16,282,816
                           __________   __________    __________     __________

Income before income taxes  1,896,160    6,828,605    15,665,895      6,837,137
Provision for income taxes    643,575    3,127,489     5,801,939      3,108,927
                            _________    _________    __________     __________

Net income                  1,252,585    3,701,116     9,863,956      3,728,210
                            _________    _________     _________      _________
                            _________    _________     _________      _________

Weighted average number
  of shares outstanding     7,027,827    7,027,827     7,027,827      7,027,827
                            _________    _________     _________      _________
                            _________    _________     _________      _________

Per share amounts:
Net income                $       .18   $      .53    $     1.40     $      .53
     Dividends            $        -    $       -     $      .30     $      .50

See accompanying notes to condensed consolidated financial statements.















                          ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                           February 29, 2000   August 31, 1999
                                           _________________  ________________
          ASSETS
[S]                                               [C]                [C]
Current assets:
     Cash and cash investments                 $    777,094       $    740,829
     Marketable Securities                       16,443,333         15,043,713
     Accounts receivable                          7,994,774          8,030,863
     Notes receivable                             3,210,205             73,589
     Inventories                                 15,883,100         20,547,215
     Refundable income taxes                              0            549,586
     Other current assets                           173,119            195,904
                                               ____________       ____________

          Total current assets                   44,481,625         45,181,699

Notes receivable, non-current                     8,730,703            394,203
Land held for development and sale                7,401,489          9,429,295
Investments                                         901,606            946,145
Property, buildings and equipment               138,275,776        132,372,839
Less:  Accumulated depreciation                 (32,821,390)       (31,402,071)
                                               ____________       ____________

          Total assets                         $166,969,809       $156,922,110
                                               ____________       ____________
                                               ____________       ____________



                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         February 29, 2000       August 31, 1999
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                        $  1,690,853          $  2,571,579
     Due to profit sharing plan                         0               269,177
     Accrued ad valorem taxes                     503,760             1,997,834
     Current portion of notes payable           1,322,033             1,322,033
     Accrued expenses                             723,497               683,848
     Income taxes payable                       1,262,134                     0
     Deferred income taxes                      1,510,960             1,893,360
                                             ____________          ____________

Total current liabilities                       7,013,237             8,737,831

Notes payable                                  46,072,579            45,630,912

Deferred income taxes                          14,602,398            10,780,521

Deferred retirement benefits                      390,337               377,487
                                             ____________          ____________

          Total liabilities                    68,078,551            65,526,751
                                             ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                 $  7,027,827          $  7,027,827

Accumulated other comprehensive income            752,359             1,029,953

Additional paid in capital                         17,885                     0

Retained earnings                              91,093,187            83,337,579
                                             ____________          ____________

     Total stockholders' equity                98,891,258            91,395,359
                                             ____________          ____________
     Total liabilities and
       stockholders' equity                  $166,969,809          $156,922,110
                                             ____________          ____________
                                             ____________          ____________

See Accompanying notes to condensed consolidated financial statements.



















CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Accumulated
                    Common Stock                 Other Com- Additonal
                 Shares                Retained  prehensive Paid-In-
                 Issued      Amount    Earnings    Income   Capital    Total
                 _________  _________  __________ ________ _________ _________
Balances,
August 31,
 1998            7,027,827 $7,027,827 $82,770,769 $168,345      0   $89,966,941
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 1999     -          -     4,080,724      -        -     4,080,724
  Unrealized gains
   on Securities, net
   of taxes and
   reclassification
   adjustment
   (see disclosure)    -          -           -    861,608      -       861,608
                                                                        ________
      Total Comprehensive income:						                               4,942,332
Dividends paid         -          -    (3,513,914)     -        -    (3,513,914)

Stock based
 compensation          -          -           -        -        -           -
                  ________ __________ ___________ __________ ______ __________
Balances,
August 31,
 1999            7,027,827 $7,027,827 $83,337,579 $1,029,953    -   $91,395,359
_______________

Comprehensive income:
  Net income for the
   six months ended
   February 29, 2000   -          -     9,863,956        -      -     9,863,956
  Unrealized gains on
   Securities, net of
   taxes and
   reclassification
   adjustment
   (see disclosure)    -          -           -     (277,594)   -      (277,594)
                                                                     ___________
     Total Comprehensive income:	                  					              9,586,362
Dividends paid         -          -    (2,108,348)       -      -    (2,108,348)

Stock based
  compensation         -          -           -          -    17,885     17,885
                 _________ __________ ___________ __________________ ___________
  Balances,
February 29,
  2000           7,027,827 $7,027,827 $91,093,187 $  752,359 $17,885 $98,891,258
                 _________ __________ ___________ __________________ ___________
                 _________ __________ ___________ __________________ ___________


Disclosure of                             2000            1999
 reclassification amount:              ___________     _________
   Unrealized holding
    gains (losses) arising
    during the period 	                $1,503,219      $824,144
   Less: reclassification
    adjustment for gains
    (losses) included in
    net income                          1,780,813       (37,464)
                                      ___________     __________

      Net unrealized
       (losses) gains
       on securities                   $ (277,594)    $ 861,608
                                       ___________   __________
                                       ___________   _________

See accompanying notes to consolidated financial statements.













ALICO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(See Accountants' Review Report)
                                                        Six Months Ended
                                                Feb. 29, 2000     Feb. 28, 1999
                                                      2000             1999
                                                 _______________________________
Cash flows from operating activities:
     Net income                                  $  9,863,956    $  3,728,210
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization             2,747,779       2,411,785
          Net decrease in current assets and
            liabilities                             1,567,053       1,055,830
          Deferred income taxes                     3,342,358        (968,626)
          Gain on sales of real estate            (12,991,854)     (4,268 132)
          Other                                      (202,236)        389,952
                                                   __________      __________
            Net cash provided from
              operating activities                  4,327,056       2,349,019
                                                   __________      __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (6,642,920)     (4,998,455)
     Proceeds from sales of real estate             4,141,731       4,404 902
     Proceeds from sales of property and equipment    309,712               0
     Purchases of marketable securities            (1,024,602)     (1,986,946)
     Proceeds from sales of marketable securities     553,895       1,428,472
                                                   __________      __________
            Net cash (used for)
              investing activities                 (2,662,184)     (1,152,027)
                                                   __________      __________
Cash flows from (used for) financing activities:

     Notes receivable collections                      38,074          84,354
     Repayment of bank loan                       (16,201,724)    (16,747,000)
     Proceeds from bank loan                       16,643,391      18,602,000
     Dividends paid                                (2,108,348)     (3,513,914)
                                                   __________      __________
            Net cash (used for)
              financing activities                 (1,628,607)     (1,574,560)
                                                   __________      __________
            Net increase (decrease) in cash and
              cash investments                    $    36,265     $  (377,568)
                                                   __________      __________
                                                   __________      __________
Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                         $ 1,560,086      $  776,717
                                                   __________      __________
                                                   __________      __________

     Cash paid for income taxes, including        $   383,817      $3,403,372
       related interest                            __________      __________
                                                   __________      __________
Non-cash investing and financing activities:

     Mortgage notes receivable issued in exchange
       for land, less unamortized discount       $ 11,511,190      $        0
                                                  ___________      __________
                                                  ___________      __________

     Fair value adjustments to securities
       available for sale                         $   444,520      $  856,196
                                                   __________      __________
                                                   __________      __________
     Income tax effect related to fair
       value adjustment                           $   166,926      $  322,187
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2000.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at February 29, 2000 and August 31, 1999 and the consolidated results of operations and cash flows for the six months ended February 29, 2000 and 1999.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $849,829 in 2000 and $758,750 in 1999. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Notes receivable:

Notes receivable include mortgages and other notes receivable. Mortgage notes receivable arose from real estate sales. The balances are as follows:

                                         February 29,         August 31,
                                             2000                1999
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales             $    221,190          $  246,660
    Mortgage notes receivable
       on bulk land sales                 12,344,684                   0
    Less unamortized discount based
       on imputed interest rate of 8%       (833,494)                  0
    Other notes receivable                   208,528             221,132
                                         ___________          __________

    Total mortgage notes receivable    $  11,940,908          $  467,792
    Less current portion                   3,210,205              73,589
                                         ___________          __________

       Non-current portion             $   8,730,703          $  394,203
                                         ___________          __________
                                         ___________          __________

In September 1999, the Company received a mortgage note in exchange for land sold. The note totaled $12,344,684 and is due annually in September, bearing interest at 4%, over the next four years.



4. Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         February 29,         August 31,
                                             2000                1999
                                         ____________         __________

    Unharvested fruit crop on trees      $      8,192         $    9,359
    Unharvested sugarcane                       1,652              3,639
    Beef cattle                                 5,898              7,433
    Sod                                           141                116
                                         ____________         __________

      Total inventories                  $     15,883         $   20,547

5.  Income taxes:

The provision for income taxes for the quarters and six months ended February
29, 2000 and February 28, 1999 is summarized as follows:

                                  Three Months Ended        Six Months Ended
                                 Feb. 29,   Feb. 28,      Feb. 29,     Feb. 28,
                                   2000       1999          2000         1999
                               __________  __________  ___________  ____________
Current:
      Federal income tax      $ 1,137,366  $1,948,486  $ 1,829,848  $  2,048,936
      State income tax            139,780     172,997      260,566       190,048
                               __________  __________  ___________  ____________

                                1,277,146   2,121,483    2,090,414     2,238,987
                               __________  __________  ___________  ____________

Deferred:
      Federal income tax         (555,221)    908,948    3,154,796       786,008
      State income tax            (78,350)     97,058      556,729        83,932
                                 ________   _________    _________       _______

                                 (633,571)  1,006,006    3,711,525       869,940
                                 ________   _________    _________       _______
      Total provision for
        income taxes          $   643,575  $3,127,489  $ 5,801,939    $3,108,927
                                 ________  __________  ___________   ___________
                                 ________  __________  ___________   ___________

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters and six months ended February 29, 2000 and February 28, 1999:

                                    Three Months Ended       Six Months Ended
                                   Feb. 29,     Feb. 28,    Feb. 29,   Feb. 28,
                                     2000        1999        2000        1999
                                   ________  __________  __________  __________

      Expected income tax          $644,695  $2,321,726  $5,326,404  $2,324,627
      Increase (decrease)
       resulting from:
      State income taxes, net
        of federal benefit           41,236     247,878     539,415     248,188
      Nontaxable interest and
        dividends                   (31,052)    (22,411)    (57,788)    (46,236)
      Interest and penalties net of
        federal and state benefit         0     593,878           0     593,878
      Other reconciling items,
        net                         (11,304)    (13,582)     (6,092)    (11,530)
                                    ________  __________   _________   _________
         Total provision for
            income taxes           $643,575  $3,127,489  $5,801,939  $3,108,927
                                    _______  __________  __________  ___________
                                    _______  __________  __________  ___________



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

6. Indebtedness: The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2001 and up to $3 million which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at February 29, 2000 and August 31, 1999 was $47,394,612 and $46,952,945, respectively.

Maturities of the indebtness of the Company over the next five years are as follows: 2000- $1,322,033; 2001- $32,582,033; 2002- $1,322,033;
2004- $1,322,033; 2005- $1,322,033; thereafter $9,524,447.

Interest cost expensed and capitalized during the six months ended
February 29, 2000 and February 29, 1999 was as follows:
                                      2000                1999
                                    ________            ________

          Interest expensed        1,409,556            $806,614
          Interest capitalized       228,667              74,190
                                    ________            ________

              Total interest cost $1,638,223            $880,804
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







The following table presents information for each of the Company's  operating segments as of and for the six months ended February 29, 2000:
             ____________________________________________________________
                                                  General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  10,872,427   6,472,180   3,569,264  16,672,462   37,586,333
Costs and
  expenses      9,602,576   5,875,186   3,423,473   3,019,203   21,920,438
Depreciation and
  amortization  1,214,698     992,681     288,922     251,478    2,747,779

Segment profit  1,269,851     596,994     145,791  13,653,259   15,665,895

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

10. Stock Option Plan

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity
Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a maximum term of ten years and have vesting schedules which are at the discretion of the Board of Directors options and determined on the effective date of the grant.

Effective April 6, 1999, the Company granted 34,700 with an exercise price of $14.62 and a fair value of $14.62. Additionally, effective September 9, 1999, the Company granted 14,992 options with an exercise price of $14.62 and a fair value of $15.813. Options granted have a ten year contracual life.
As of February 29, 2000, there were 49,692 options outstanding with an weighted average exercise price of $14.62 and a weighted average remaining contractual life of ten years.

At February 29, 2000, there were no shares exercisable and 600,308 shares available and for grant under the Plan.



ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $37,468,388 at February 29, 2000, up from $36,443,868 at August 31, 1999. As of February 29, 2000, the Company had cash and cash investments of $777,094 compared to $740,829 at August 31, 1999. Marketable securities increased from $15,043,713 to $16,443,333 during the same period. The ratio of current assets to current liabilities increased to 6.34 to 1 at February 29, 2000 from 5.17 to 1 at August 31,
1999.  Total assets increased by $10,047,699 to $166,969,809 at February 29,
2000 from $156,922,110 at August 31, 1999.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $ 14.8 million at February
29, 2000.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending February 29, 2000 decreased by $2,448,531 when compared to the second quarter of fiscal 1999, but increased by $6,135,746 when compared to the six-month period then ended. Income before income taxes decreased and increased $4,932,445 and $8,828,758 for the three and six months ended February 28, 2000, respectively, when compared to the same periods a year ago.

Year-to-date earnings from agriculture activities decreased from the prior year ($1,269,837 vs. $2,804,057 for the second quarter, and $2,012,636 vs.
3,293,356 during the first half of fiscal 2000 and 1999, respectively).

During September of 1999, the Company completed a sale of 1,230 acres of land surrounding the University site in Lee County for $16.5 million. The contract called for 25 percent of the purchase price to be paid at closing, with the balance of $12.3 million payable annually over the next four years.
The sale generated a pre-tax gain of approximately $12.9 million.

Interest and investment income increased for the second quarter of fiscal
2000 and the six months ended February 29, 2000 ($1,325,342 and $1,899,162, respectively). The increase was largely due to the realization of gain from securities sales that generated a pre-tax earning of $1,522,844 during the six months ended February 29, 2000.

Citrus
______

Citrus earnings decreased for both the quarter ($642,742 during fiscal 2000 vs.
$2,228,693 during fiscal 1999) and the six months ($1,269,851 during fiscal
2000 vs. $2,540,053 during fiscal 1999) ended February 29, 2000, when compared to the prior year. Lower market prices for this year's crop is the primary reason for the decrease in earnings for this division.

Sugarcane
_________

Sugarcane earnings were somewhat improved for the second quarter ($568,554 during fiscal 2000 vs. $515,805 during fiscal year 1999) but are lower for the six months ended February 29, 2000 ($596,994 in 2000 vs. $833,416 in 1999),
when compared to the same periods a year ago. Although more acres are being harvested, decreased yields and lower market prices have combined to generate the decline.

Ranching
________

Ranch earnings were lower for the second quarter when compared to the prior year ($58,541 vs. $ 59,559 for the three months ended February 29, 2000 and February 28, 1999, respectively), but improved for the six months ended
February 29, 2000 ($145,791 vs. <80,113> for the six months ending February
29, 2000 and February 28, 1999, respectively). Improved market prices for beef is the primary cause of the rise.

General Corporate
_________________

In July of 1999, the Company entered into and announced a contract to sell
402 acres near the Florida Gulf Coast University for approximately $15.5 million. This agreement has been revised, in accordance with the original contract, to convey 44.2 acres for approximately $5 million and is still scheduled to close during fiscal 2001. If the sale is consummated, it is expected to generate a pre-tax gain of approximately $4.8 million.
Additionally, the Company has agreed to sell 190 acres, also near the University, for approximately $6.6 million. This sale is also expected to close during fiscal 2001 and could potentially generate a $5.8 million pre-tax gain.

In April of 2000, the Company entered into an agreement to sell appoximately
2,500 acres for $34 million. The subject property includes the acreage referred to above and the agreement provides for assignment of the related sales contracts to the perspective purchaser. This sale could potentially close during the current fiscal year and, if it does, a pre-tax of approximately
$32.1 million will be generated by the transaction.

In December of 1999, the Company entered into a contract to sell approximately
2,500 acres of its Lee County property for $50 million. The property is located east of the University. The date(s) of closing(s) will become determinable after the developable acreage is determined and may occur in phases.

The Company is continuing its marketing and permit activities for its land which surrounds the Florida Gulf Coast University.

Cautionary Statement
____________________

Readers should note, in particular, that this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", and other words of similar meaning, are likely to address the Company's growth strategy, financial results, and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ.
These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

No changes










                                                                    FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             February 29, 2000.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 9, 1999.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



April 14, 2000                            W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

April 14, 2000                            L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

April 14, 2000                            Deirdre M. Purvis
Date                                      Controller
                                          (Signature)









                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiary as of February 29, 2000, and the related condensed consolidated statements of operations for the six-month periods ended February 29, 2000 and February 28, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                      /s/ KPMG LLP

Orlando, Florida
March 31, 2000




















                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 29, 2000:



    Number of shares outstanding at August 31, 1999       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at February 29, 2000     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/99 - 02/29/00                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B
















