Form 10-Q
period 2000-05-31
ALICO INC
filed 2000-07-13
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 2000.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at May 31, 2000.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              ALICO, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (See Accountants' Review Report)
                                (Unaudited)                   (Unaudited)
                           Three Months Ended              Nine Months Ended
                    May 31, 2000   May 31, 1999     May 31, 2000   May 31, 1999
                    ____________  _____________    _____________  _____________
Revenue:
   Citrus           $10,117,724    $12,953,171      $ 20,990,151   $  23,074,822
   Sugarcane          2,310,378      3,584,534         8,782,558       6,999,338
   Ranch              1,668,378      1,851,990         5,237,642       5,559,720
   Rock products
     and sand           307,176        334,006           989,448         965,996
   Oil lease and
     land rentals       187,081        274,653           794,093         694,126
   Forest products        9,534         16,958            54,950          83,658
   Profit on sales of real
     estate               2,157         (1,065)       12,994,011       4,292,311
   Interest and investment
     income             912,231        396,608         3,247,684         832,899
   Other                 12,571         38,688            23,026          66,626
                    ___________    ___________      ____________    ____________

    Total revenue    15,527,230     19,449,543        53,113,563      42,569,496
                    ___________    ___________      ____________    ____________
Cost and expenses:
   Citrus production,
     harvesting and
     marketing        8,818,103     12,221,354        18,420,679      19,802,952
   Sugarcane production
     and harvesting   1,033,629      2,064,833         6,908,815       4,646,221
   Ranch              1,427,821      1,816,363         4,851,294       5,604,206
   Real estate
     expenses           151,954        158,162           439,772         307,923
   Interest             662,924        597,950         2,072,480       1,404,564
   Other, general and
     administrative     898,722        736,279         2,220,551       2,111,891
                    ___________    ___________      ____________    ____________
    Total costs and
      expenses       12,993,153     17,594,941        34,913,591      33,877,757
                    ___________    ___________      ____________    ____________

Income before
  income taxes        2,534,077      1,854,602        18,199,972       8,691,739
Provision for
  income taxes	    1,064,258        684,620         6,866,197          3,793,547
                    ___________    ___________      ____________    ____________

Net income            1,469,819      1,169,982        11,333,775       4,898,192
                    ___________    ___________      ____________    ____________
                    ___________    ___________      ____________    ____________

Weighted average number of shares
  outstanding         7,027,827      7,027,827         7,027,827       7,027,827
                    ___________    ___________      ____________    ____________
                    ___________    ___________      ____________    ____________

Per share amounts:
Net income          $       .21    $       .17      $       1.61    $       .70
     Dividends      $        -     $        -       $        .30    $       .50

See accompanying notes to condensed consolidated financial statements.














                          ALICO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                              May 31, 2000     August 31, 1999
                                           _________________  ________________
          ASSETS
Current assets:
     Cash and cash investments                 $  1,628,815       $    740,829
     Marketable Securities                       15,820,709         15,043,713
     Accounts receivable                         10,365,374          8,030,863
     Notes receivable                             3,210,205             73,589
     Inventories                                 16,646,947         20,547,215
     Refundable income taxes                              0            549,586
     Other current assets                            99,950            195,904
                                               ____________       ____________

          Total current assets                   47,772,000         45,181,699

Notes receivable, non-current                     8,882,864            394,203
Land held for development and sale                7,550,027          9,429,295
Investments                                         955,779            946,145
Property, buildings and equipment               139,256,881        132,372,839
Less:  Accumulated depreciation                 (34,094,708)       (31,402,071)
                                               ____________       ____________

          Total assets                         $170,322,843       $156,922,110
                                               ____________       ____________
                                               ____________       ____________
























                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)


                                           May 31, 2000          August 31, 1999
        LIABILITIES                      _________________       _______________
Current liabilities:
     Accounts payable                        $  1,396,162          $  2,571,579
     Due to profit sharing plan                         0               269,177
     Accrued ad valorem taxes                   1,249,180             1,997,834
     Current portion of notes payable           1,322,033             1,322,033
     Accrued expenses                             661,247               683,848
     Income taxes payable                         833,381                     0
     Deferred income taxes                      1,876,599             1,893,360
                                             ____________          ____________
            Total current liabilities           7,338,602             8,737,831

Notes payable                                  47,661,912            45,630,912

Deferred income taxes                          14,726,842            10,780,521

Deferred retirement benefits                      443,771               377,487
                                             ____________          ____________

          Total liabilities                    70,171,127            65,526,751
                                             ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                 $  7,027,827          $  7,027,827

Accumulated other comprehensive income            542,998             1,029,953

Additional paid in capital                         17,885                     0

Retained earnings                              92,563,006            83,337,579
                                             ____________          ____________

     Total stockholders' equity               100,151,716            91,395,359
                                             ____________          ____________
     Total liabilities and
       stockholders' equity                  $170,322,843          $156,922,110
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

                            ALICO, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (See Accountants' Review Report)

                 Common                       Accumulated
                 Stock                           Other      Additional
                 Shares             Retained Comprehensive   Paid-In-
                 Issued    Amount   Earnings    Income       Capital     Total
               ________  ________   ________    _______     _________  ________
Balances,
August 31, 1998 7,027,827 $7,027,827 $82,770,769 $168,345      -    $89,966,941
_______________

Comprehensive income:
 Net income for
  the year ended
  August 31, 1999   -           -      4,080,724     -         -      4,080,724
 Unrealized gains
  on securities,
  net of taxes      -           -         -      861,608       -        861,608
  and reclassification
  adjustment (see
  disclosure)                                                        __________
  Total comprehensive
    income:					                                  4,942,332
Dividends paid      -           -    (3,513,914)      -         -    (3,513,914)
Stock based
 compensation       -           -         -           -         -            -
                _________  __________ __________  _______  ________  __________

Balances,
August 31, 1999 7,027,827 $7,027,827 $83,337,579 $1,029,953     -   $91,395,359
_______________

Comprehensive income:
 Net income for the
  nine months ended
  May 31, 2000     -           -     11,333,775      -          -    11,333,775
 Unrealized gains
  on securities,
  net of taxes     -           -         -        (486,955)     -      (486,955)
  and reclassification
  adjustment(see
  disclosure)                                                       ___________
  Total comprehensive
    income:                                                          10,846,820
Dividends paid     -           -     (2,108,348)     -          -    (2,108,348)
Stock based
 Compensation      -           -         -           -      17,885       17,885
               _________  ________  ___________   ________ _______ ____________
Balances,
May 31, 2000   7,027,827 $7,027,827 $92,563,006  $ 542,998 $17,885 $100,151,716
               _________  _________ ___________   ________ _______ ____________
               _________  _________ ___________   ________ _______ ____________


                                                     2000            1999
Disclosure of reclassification amount:       	 ___________     ___________
  Unrealized holding gains (losses)
      arising during the period                $1,608,208        $824,144
  Less: reclassification adjustment
      for gains (losses) included in net
      income                                    2,095,163         (37,464)
                                              ___________      ___________

  Net unrealized (losses) gains on securities $  (486,955)     $  861,608
                                              ___________      ___________
                                              ___________      __________

See accompanying notes to condensed consolidated financial statements.









                            ALICO, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (See Accountants' Review Report)
                                                           (Unaudited)
                                                        Nine months ended
                                                  May 31, 2000     May 31, 1999
                                                 _______________________________
Cash flows from operating activities:
     Net income                                   $ 11,333,775    $  4,898,192
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization              4,234,341       3,891,638
          Net decrease in current assets and
            liabilities                             (2,110,939)        125,045
          Deferred income taxes                      3,923,881        (239,397)
          Gain on sales of real estate             (12,994,011)     (4,268,132)
          Other                                       (278,111)        458,695
                                                    __________      __________
            Net cash provided from
              operating activities                   4,108,936       4,866,041
                                                    __________      __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment            (8,047,504)    (24,169,924)
     Proceeds from sales of real estate              4,199,731       4,404,902
     Proceeds from sales of property and equipment     310,962               0
     Purchases of marketable securities             (1,169,509)     (3,258,678)
     Proceeds from sales of marketable securities    1,562,188       2,160,714
                                                    __________      __________
            Net cash (used for)
              investing activities                  (3,144,132)    (20,862,986)
                                                    __________      __________
Cash flows from (used for) financing activities:

     Notes receivable collections                          530         105,556
     Repayment of bank loan                        (21,183,391)    (26,328,667)
     Proceeds from bank loan                        23,214,391      45,252,000
     Dividends paid                                 (2,108,348)     (3,513,914)
                                                    __________      __________
            Net cash (used for)
              financing activities                     (76,818)     15,514,975
                                                    __________      __________
            Net increase (decrease) in cash and
              cash investments                     $   887,986     $  (481,970)
                                                    __________      __________
                                                    __________      __________
Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $ 2,373,057     $ 1,671,478
                                                    __________      __________
                                                    __________      __________

     Cash paid for income taxes, including         $ 1,250,229     $ 4,379,835
       related interest                             __________      __________
                                                    __________      __________
Non-cash investing and financing activities:

     Mortgage notes receivable issued in exchange
       for land, less unamortized discount        $ 11,625,807     $         0
                                                   ___________      __________
                                                   ___________      __________

     Fair value adjustments to securities
       available for sale                          $  (780,196)    $ 1,604,590
                                                    __________      __________
                                                    __________      __________
     Income tax effect related to fair
       value adjustment                            $  (293,241)     $  603,808
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

                              ALICO, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (See Accountants' Review Report)

1.  Basis of financial statement presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Saddlebag Lake Resorts, Inc., after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended
August 31, 1999. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 2000 and August 31, 1999 and the consolidated results of operations and cash flows for the nine months ended May 31, 2000 and 1999.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,839,642 in 2000 and $159,748 in 1999. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Notes receivable:

Notes receivable include mortgages and other notes receivable. Mortgage notes receivable arose from real estate sales. The balances are as follows:
                                            May 31,           August 31,
                                             2000                1999
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales             $    258,734          $  246,660
    Mortgage notes receivable
       on bulk land sales                 12,344,684                   0
    Less unamortized discount based
       on imputed interest rate of 8%       (718,877)                  0
    Other notes receivable                   208,528             221,132
                                         ___________          __________

    Total mortgage notes receivable    $  12,093,069          $  467,792
    Less current portion                   3,210,205              73,589
                                         ___________          __________

       Non-current portion             $   8,882,864          $  394,203
                                         ___________          __________
                                         ___________          __________

In September 1999, the Company received a mortgage note in exchange for land sold. The note totaled $12,344,684 and is due annually in September, bearing interest at 4%, over the next four years.

4. Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                            May 31,           August 31,
                                             2000                1999
                                         ____________         __________

    Unharvested fruit crop on trees      $ 6,874,407     $    9,359,141
    Unharvested sugarcane                  2,995,809          3,639,356
    Beef cattle                            6,609,606          7,432,806
    Sod                                      167,125            115,912
                                         ____________         __________

         Total inventories               $16,646,947     $   20,547,215

5.  Income taxes:

The provision for income taxes for the quarters and nine months ended
May 31, 2000 and May 31, 1999 is summarized as follows:

                             Three Months Ended               Nine Months Ended
                     May 31, 2000  May 31, 1999       May 31, 2000  May 31, 1999
                    _____________ _____________       ____________ _____________
Current:
  Federal              $  480,493    $ (369,308)        $2,310,341    $1,679,631
  State                    73,115        83,380            333,681       273,428
                    _____________  ____________       ____________  ____________

                          553,608      (285,928)         2,644,022     1,953,059
                    _____________  ____________      _____________  ____________

Deferred:
  Federal                 449,770       870,431          3,604,566     1,656,439
  State                    60,880       100,117            617,609       184,049
                    _____________  ____________      _____________  ____________

                          510,650       970,548          4,222,175     1,840,488
                    _____________  ____________      _____________  ____________
Total provision for
 income taxes          $1,064,258    $  684,620         $6,866,197    $3,793,547
                    _____________  ____________      _____________  ____________
                    _____________  ____________      _____________  ____________

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters and nine months ended May 31, 2000 and May 31, 1999:

                         Three Months Ended               Nine Months Ended
                      May 31, 2000  May 31, 1999     May 31, 2000   May 31, 1999
                     _____________  ____________    _____________  _____________

Expected income tax      $ 861,586  $    630,564      $ 6,187,990   $ 2,955,191
Increase (decrease)
 resulting from:
State income taxes, net
 of federal benefit         51,516        67,322          590,931       315,510
Nontaxable interest and
 dividends                 (63,031)      (22,352)        (120,819)      (68,588)
Interest and penalties
 net of federal and
 state benefit                 0             0               0          593,878
IRS audit adjustments      188,964           0            188,964          0
Other reconciling items,
 net                        25,223         9,086           19,131        (2,444)
                     _____________  _____________    _____________  ____________
  Total provision for
   income taxes         $1,064,258  $    684,620      $ 6,866,197   $ 3,793,547
                     _____________   ___________    _____________  ____________
                     _____________   ___________    _____________  ____________



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

6. Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the company to borrow up to $41 million which is due in 2001 and up to $3 million which is due on demand. In March 1999, the Company mortgaged
7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at May 31, 2000 and August 31, 1999 was $48,983,945 and $46,952,945, respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2000- $1,322,033; 2001- $32,423,033; 2002- $1,322,033;
2004- $1,322,033; 2005- $1,322,033; thereafter $11,272,780.

Interest cost expensed and capitalized during the nine months ended
May 31, 2000 and May 31, 1999 was as follows:
                                      2000                1999
                                   _________          __________

          Interest expensed        2,072,480          $1,404,564
          Interest capitalized       361,933             135,130
                                   __________         __________

           Total interest cost    $2,434,413          $1,539,694
                                   __________         __________
                                   __________         __________
7.  Dividends:

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




The following table presents information for each of the Company's  operating segments as of and for the nine months ended May 31, 2000:
              ____________________________________________________________
                                                    General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  20,990,151   8,782,558   5,237,642  18,103,212   53,113,563
Costs and
  expenses     18,420,679   6,908,815   4,851,294   4,732,803   34,913,591
Depreciation and
  amortization  1,809,726   1,580,531     453,128     390,956    4,234,341

Segment profit  2,569,472   1,873,743     386,348  13,370,409   18,199,972

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

Effective April 6, 1999, the Company granted 34,700 with an exercise price of $14.62 and a fair value of $14.62. Additionally, effective September
9, 1999, the Company granted 14,992 options with an exercise price of $14.62 and a fair value of $15.813. Options granted have a ten year contractual life. As of May 31, 2000, there were 49,692 options outstanding with an weighted average exercise price of $14.62 and a weighted average remaining contractual life of nine years.

At May 31, 2000, there were no shares exercisable and 600,308 shares available and for grant under the Plan.



ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $40,443,398 at May 31, 2000, up from $36,443,868 at August 31, 1999. As of May 31, 2000, the Company had cash and cash investments of $1,628,815 compared to $740,829 at August
31, 1999. Marketable securities increased from $15,043,713 to $15,820,709 during the same period. Accounts receivable increased to $10,365,374 at May 31, 2000 from $8,030,863 at August 31, 1999. At May 31, 2000, inventories decreased to $16,646,947 at August 31, 1999. The increase in accounts receivable and decrease in inventories is primarily due to that fact that the majority of citrus and sugarcane crops have been harvested at May 31, 2000. The rise in accounts receivable is also effected by the increase in citrus and sugarcane acreage. The ratio of current assets to current liabilities increased to 6.51 to 1 at May 31, 2000 from 5.17 to 1 at August 31, 1999. Total assets increased by $13,400,733 to $170,322,843 at May 31, 2000 from $156,922,110 at August 31, 1999.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $12.9 million at May 31, 2000.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending May 31, 2000 increased by $299,837 when compared to the third quarter of fiscal 1999 and $6,435,583 when compared to the nine-month period then ended. Income before income taxes increased $679,475 and $9,508,233 for the three and nine months ended
May 31, 2000, respectively, when compared to the same periods a year ago.

Year-to-date earnings from agriculture activities increased during the third quarter year-to-date and decreased compared to the prior year
($2,816,927 vs. $2,287,145 for the third quarter, and $4,829,563 vs.
5,580,501 during the first three quarters of fiscal 2000 and 1999, respectively).

During September of 1999, the Company completed a sale of 1,230 acres of land surrounding the University site in Lee County for $16.5 million.
The contract called for 25 percent of the purchase price to be paid at closing, with the balance of $12.3 million payable annually over the next four years. The sale generated a pre-tax gain of approximately $12.9 million.

Interest and investment income increased for the third quarter of fiscal
2000 and the nine months ended May 31, 2000 ($515,623 and $2,414,785, respectively). The increase was largely due to the realization of gains from securities sales that generated pre-tax earnings of $1,949,872 during the nine months ended May 31, 2000.





Citrus
______

Citrus earnings increased for the quarter ($1,299,621 during fiscal
2000 vs.  $731,817 during fiscal 1999), but is down for nine months
($2,569,472 during fiscal 2000 vs. $3,271,870 during fiscal 1999) ended
May 31, 2000, when compared to the prior year. Lower market prices for this year's crop is the primary reason for the decrease in year-to-date earnings for this division.

Sugarcane
_________

Sugarcane earnings were lower for the third quarter ($1,276,749 during fiscal 2000 vs. $1,519,701 during fiscal 1999) and for the nine months ended May 31, 2000 ($1,873,743 in 2000 vs. $2,353,117 in
1999), when compared to the same periods a year ago. Although more acres are being harvested, decreased yields and lower market prices have combined to generate the decline.

Ranching
________

Ranch earnings were higher for the third quarter when compared to the prior year ($240,557 vs. $ 35,627 for the three months ended May 31, 2000 and May 31, 1999, respectively), and for the nine months ended
May 31, 2000 ($386,348 vs. <44,486> for the nine months ending May 30,
2000 and May 31, 1999, respectively). Improved market prices for beef is the primary cause of the rise.

General Corporate
_________________

In July of 1999, the Company entered into and announced a contract to sell
402 acres near the Florida Gulf Coast University for approximately $15.5 million. This agreement has been revised, in accordance with the original contract, to convey 44.2 acres for approximately $5 million and is still scheduled to close during fiscal 2001. If the sale is consummated, it is expected to generate a pre-tax gain of approximately $4.8 million.
Additionally, the Company has agreed to sell 190 acres, also near the University, for approximately $6.6 million. This sale is also expected to close during fiscal 2001 and could potentially generate a $5.8 million pre-tax gain. In May 2000, the Company agreed to sell another 488 acres, near the University, for $10.6 million. The sale will generate a $9.5 million pre-tax gain and is currently scheduled to close during the current fiscal year.

In April of 2000, the Company entered into an agreement to sell approximately 2,500 acres for $34 million. The subject property included some of the acreage referred to above and the agreement provided for assignment of the related sales contracts to the prospective purchaser.
However, the prospective buyer opted not to proceed with the acquisition of this property. Marketing efforts have resumed with the remaining acreage in this parcel.

In December of 1999, the Company entered into a contract to sell approximately 2,500 acres of its Lee County property for $50 million.
The property is located east of the University. The date(s) of closing(s) will become determinable after the developable acreage is determined and may occur in phases.

In June 2000, the Board of Directors approved the inception of Agri-
Insurance Company, Ltd., a wholly owned subsidiary of Alico, Inc.
The capital was funded by transferring cash and approximately 3,000 acres of Alico, Inc.'s Lee County property. There are currently sales contracts for approximately 700 of the acres totaling $18.6 million. The contracts, while still subject to the buyers' due diligence efforts, have also been assigned to the subsidiary. In connection with the transaction, management is of the opinion that the Company will have the opportunity to insure its' risk of catastrophic crop loss. Additionally, Agri-Insurance Company, Ltd., will be able to underwrite previously uninsurable risk and have access to re-insurance markets otherwise inaccessible. The Company will begin writing coverages before the end of the year 2000. For calendar year
2000, Agri-Insurance is projected to incur little or no tax liability resulting from it's careful integration into the Alico, Inc. business operations and underwriting safeguards against initial catastrophic risk exposures.

The Company is continuing its marketing and permit activities for its land which is adjacent to the Florida Gulf Coast University.

Cautionary Statement
____________________

Readers should note, in particular, that this Form 10-Q contains forward looking Statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words
"anticipate", "believe", "estimate", "may", "intend" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ.
These considerations are not intended to represent a complete list of the general or specific risks that may effect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.


ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

No changes















                                                                   FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 2000.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         December 9, 1999.

         July 13, 2000.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)




July 13, 2000                              W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



July 13, 2000                              L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



July 13, 2000                              Deirdre M. Purvis
Date                                      Controller
                                          (Signature)






                                                EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
  Board of Directors
Alico, Inc:


We have reviewed the condensed consolidated balance sheet of Alico, Inc.
and subsidiary as of May 31, 2000, and the related condensed consolidated statements of operations for the three and nine-month periods ended
May 31, 2000 and May 31, 1999, and the condensed consolidated statements of stockholders' equity for the nine-month period May 31, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiary as of August 31, 1999 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 13, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ KPMG LLP

Orlando, Florida
June 28, 2000
















                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31, 2000:



    Number of shares outstanding at August 31, 1999       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 2000          7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/99 - 05/31/00                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B






















