Form 10-K
period 2000-08-31
ALICO INC
filed 2000-11-29
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 2000.
                                 OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
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

            COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
            _____________________________________________________
                             (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   _____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____
As of October 13, 2000 there were 7,027,827 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by non-affiliates was approximately $55,232,725.
                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report and Proxy Statement dated November 15, 2000 are incorporated by reference in Parts II and III, respectively.

                                 PART I
                                 ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 141,530 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 6 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 68 to 91 percent of annual revenues during the past five years. Citrus groves generate the most gross revenue. Sugarcane ranks second in revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of revenue. Approximately 6,719 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 9,588 acres in production during the 2000 fiscal year consisted of 229 acres planted in 1994, 903 acres planted in 1995, 2,649 acres planted in 1996 and 2,430 acres planted in 1997 and 3,377 acres planted in 1998.

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

For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 12 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

Subsidiary Operations
_____________________

The Company has two wholly owned subsidiaries; Saddlebag Lake Resorts, Inc. (Saddlebag) and Agri-Insurance Company, Ltd. (Agri).

Saddlebag,is active in the subdividing, development and sale of real estate. Saddlebag has two subdivisions near Frostproof, Florida which have been developed and are on the market. Approximately 60% of the lots have been sold.

Agri, newly formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and/or disease.
The subsidiary wrote a minor policy in August 2000 and expects to write additional coverages during the next fiscal year. The financial results of the operation of these subsidiaries are consolidated with those of the Company. (See Note 1 of Notes to Consolidated Financial Statements.)


Citrus
______

Approximately 10,761 acres of citrus were harvested during the 2000 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 2000, approximately 76% of the Company's fruit crop was marketed under this agreement, as compared to 89% in 1998/99. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 24% of total citrus revenue for the year.

Ranch
_____

The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 15,000 cows, bulls and replacement heifers. Approximately
59% of the herd are from one to five years old, while the remaining 41% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane
_________

The Company had 9,588 acres and 5,432 acres of sugarcane in production during the 1999/00 and 1998/99 fiscal years, respectively. The 1999/00 and 1998/99 crops yielded approximately 321,000 and 216,000 gross tons, respectively.

Forest Products
_______________

Approximately 5% of the Company's properties are classified as timberlands. The principal forest products sold by the Company are pulpwood and sabal palms. These products are sold to a paper company and various landscaping companies, respectively. The Company does not incur any of the harvesting expenses.

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

Mining Operations: Rock and Sand
_________________________________

The Company leases 7,927 acres in Lee County, Florida to CSR America, Inc. of West Palm Beach, Florida for mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

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

The Company's share of the market for citrus, sugarcane, cattle and forest products in the United States is insignificant.

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

Employees
_________

At the end of August 2000, the Company had a total of 144 full-time employees classified as follows: Citrus 57; Ranch 14; Sugarcane 12; Facilities Maintenance Support 27; General and Administrative 34. There are no employees engaged in the development of new products or research.


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

Item 2.          Properties.
____________________________

At August 31, 2000, the Company owned a total of 141,530 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        251    9,295      447   --  3,251     --     --      4   13,248

Lee         743    1,086       --   --     --     --  1,460  2,369    5,658

Hendry    3,823   46,417   24,774  220  3,763 12,056 16,630  3,629  111,312

Collier   1,902    1,836    1,112   --  4,129     --     --  2,333   11,312
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals    6,719   58,634   26,333  220 11,143 12,056 18,090  8,335  141,530
         ______  _______   ______  ___  _____  _____ ______  _____  _______
         ______  _______   ______  ___  _____  _____ ______  _____  _______



Of the above lands, the Company utilizes 24,178 acres of improved pasture plus approximately 58,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation. In addition to the land shown in the above table, the Company owns full subsurface rights to 1,064 acres and fractional subsurface rights to 18,707 acres.

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

There are no material pending legal proceedings involving the Company.


Item 4.          Submission of Matters to a Vote of Security Holders.
_____________________________________________________________________

None.


Executive Officers of the Company
_________________________________
Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 2000.

Election of Executive Officers is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___
Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        Chief Executive Officer (since January
                        1988) and Director (since March 1973)            58

W. Bernard Lester       President (since December 1997) and Chief
                        Operating Officer (since January 1988) and
                        Director (since 1987), prior to July 1, 1986
                        was Executive Director of Florida Department
                        of Citrus for over five years                    61

L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31,1992)
                        and Assistant Comptroller (from January 1 to
                        December 31,1991),prior to September 1990
                        was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          48


Section 16 - Beneficial Ownership Reporting Compliance
______________________________________________________

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 2000 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 2000.

                                     PART II
                                     _______

Item 5.          Market for the Registrant's Common Stock and Related
                 Stockholder Matters.
_____________________________________________________________________

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 2000 and 1999 are presented below:

                                 2000                    1999
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               16 5/16    14 1/2       17 3/4     16

Second Quarter              18 1/8     15 1/4       19 1/2     15 7/8

Third Quarter               17 1/4     15 1/16      16 1/2     13 3/4

Fourth Quarter              18         14 13/16     17 3/4     15 1/8

Approximate Number of Holders of Common Stock
_____________________________________________
As of October 13, 2000, there were approximately 734 holders of record of Alico, Inc. Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 20, 1997          November  7, 1997               $.60
   October 19, 1998          November  6, 1998               $.50
   October 18, 1999          November  5, 1999               $.30

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Item 6.          Selected Financial Data.
_________________________________________

                                          Years Ended August 3l,
DESCRIPTION                  2000      1999      1998      1997      1996
                           ________  ________  ________  ________  ________
                                (In Thousands, Except Per Share Amounts)
Revenues                   $ 62,305  $ 44,947  $ 44,679  $ 47,433  $ 36,089
Costs and Expenses           41,730    37,886    33,654    29,583    29,269
Income Taxes                  6,464     2,980     4,249     6,677     2,381
Net Income                   14,111     4,081     6,776    11,173     4,439
Average Number of
  Shares Outstanding          7,028     7,028     7,028     7,028     7,028
Net Income Per Share           2.01       .58       .96      1.59       .63
Cash Dividend Paid per Share    .30       .50       .60       .15       .35
Current Assets               56,578    45,182    42,354    37,887    34,877
Total Assets                176,876   156,922   130,554   117,723   114,504
Current Liabilities          12,346     8,738     5,649     4,988     5,115
Ratio-Current Assets
  to Current Liabilities     4.58:1    5.17:1    7.50:1    7.59:1    6.82:1
Working Capital              44,232    36,444    36,705    32,899    29,762
Long-Term Obligations        60,985    56,789    34,938    24,582    32,006
Total Liabilities            73,331    65,527    40,587    29,570    37,121
Stockholders' Equity        103,545    91,395    89,967    88,153    77,383


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



Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $19.9 million at August 31, 2000 compared with $15.8 million at August 31, 1999. Working capital increased from $36.4 million at August 31, 1999 to $41.8 million at August 31, 2000.

Cash outlay for land, equipment, building, and other improvements totaled $10.0 million during fiscal 2000, compared to $27.9 million during August 31, 1999 and $12.2 million in 1998, respectively. Land excavation for sugarcane farming development and capital maintenance continued, as did expenditures for replacement equipment and raising of breeding cattle. Capital projects for the upcoming year are expected to include development of additional sugarcane and sod acreage.

Management believes that the Company will be able to meet its working capital requirements, for the foreseeable future, with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $44 million of which $19.9 million was available for the Company's general use at August 31, 2000 (see Note 6 of Notes to consolidated financial statements).


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

Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              2000       1999       1998
                                            _______    _______    _______

     Operating revenue                      $45,099    $39,346    $41,618
     Gross profit                             7,202      3,997      9,532
     Profit on sale of real estate           13,299      3,847        875
     Interest and investment income           3,094      1,302      1,734
     Interest expense                         3,020      2,085      1,116
     Provision for income taxes               6,464      2,980      4,249
     Effective income tax rate                 31.4%      42.2%      38.5%
     Net income                              14,111      4,081      6,776



Operating Revenue
_________________

Operating revenues for fiscal 2000 increased compared to fiscal 1999. An increase in revenues from agricultural activities was the most significant factor in the rise.

Operating revenues for fiscal 1999 decreased when compared to those of fiscal 1998. The primary reason was revenues from agricultural operations were less than in the prior year.


Gross Profit
____________

Gross profit from operations increased 80% during fiscal 2000. Improved market prices for both citrus and beef combined with increased citrus production were the primary factors in the rise.

Gross profit from operations decreased 58% during fiscal 1999, when compared to the prior year. Reduced citrus yields combined with lower market prices for beef were the primary factors in the decline.


Profit on Sale of Real Estate
____________________________________

Real estate profits increased from $3.8 million to $13.3 million during fiscal 2000. The most significant factor in the increase was the sale of 1,270 acres in Lee County, Florida for $16.5 million. The sale generated a $13.4 million pre-tax gain.

Profit from the sale of real estate increased from $875 thousand during fiscal 1998 to $3.8 million during fiscal 1999. Sales during the fiscal 1999 year included ongoing residential lot sales in Polk County and a $4.2 million pre-tax gain on the sale of 7,142 acres in Hendry County to the South Florida Water Management District.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal 2000, 1999 and 1998, increasing investment levels during each year. The rise in fiscal 2000 and 1999 interest and realized and unrealized investment income for the years presented resulted from reinvested investment income and favorable market conditions during each of the years. As a result of the market downturn of August 1998, the Company experienced unrealized declines in its portfolio, which were reflected in stockholders' equity.

Interest Expense
________________

Interest expense increased during fiscal 2000 and 1999, compared to each respective prior year. This was primarily due to increased borrowings related to the acquisition of 7,680 acres of sugarcane, citrus and ranch during fiscal 1999, and borrowings related to the development of 8,444 acres purchased during fiscal 1998. Total interest cost increased 54% and 53% during fiscal 2000 and 1999, respectively.


Provision for Income Taxes
__________________________

The effective tax rate decreased to 31.4% during fiscal year 2000, down from 42.2% during fiscal year 1999, and 38.5% during fiscal year 1998. Higher taxable income levels combined with the impact of decreased tax exempt investment income and payments related to the settlement of Internal Revenue Service examinations combined to raise the effective rates in the prior fiscal years.


Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 2000, 1999 and 1998, is presented in the following schedule and is discussed in subsequent sections:


                                             Years Ended August 31,
                                                (in thousands)
                                         2000          1999          1998
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $28,172       $23,518       $26,622
    Less harvesting & marketing          9,737         7,902         8,421
                                       _______       _______       _______
      Net Sales                         18,435        15,616        18,201

  Cost and Expenses:
    Direct production**                  8,447        10,198         6,908
    Allocated cost*                      3,013         2,977         2,616
                                       _______       _______       _______

      Total                             11,460        13,175         9,524
                                       _______       _______       _______

        Gross profit, citrus             6,975         2,441         8,677
                                       _______       _______       _______
SUGARCANE
  Revenues:
    Sales                                8,501         7,120         6,123
    Less harvesting & hauling            1,997         1,341         1,400
                                       _______       _______       _______
      Net Sales                          6,504         5,779         4,723

  Costs and expenses:
    Direct production                    2,787         1,886         1,926
    Allocated cost*                      2,178         1,257         1,189
                                       _______       _______       _______

      Total                              4,965         3,143         3,115
                                       _______         _____       _______

        Gross profit, sugarcane          1,539         2,636         1,608
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                6,062         6,271         6,883

  Costs and expenses:
    Direct production                    3,844         4,507         4,715
    Allocated cost*                      1,479         1,772         1,552
                                       _______       _______       _______

      Total                              5,323         6,279         6,267
                                       _______       _______       _______

        Gross profit (loss), ranch         739            (8)          616
                                       _______       _______       _______
        Total gross profit,
          agriculture                    9,253         5,069        10,901
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand               1,320         1,350         1,203
    Oil leases and land rentals            923           711           505
    Forest products                         84           136           161
    Other                                   37           240           122
                                       _______       _______       _______

        Total                            2,364         2,437         1,991

Costs and expenses:
    Allocated Cost*                        658           767           570
    General and administrative,
      all operations                     3,757         2,742         2,789
                                       _______       _______       _______

        Total                            4,415         3,509         3,359
                                       _______       _______       _______

          Gross loss, other
            operations                  (2,051)       (1,072)       (1,368)
                                       _______       _______       _______

          Total gross profit             7,202         3,997         9,533
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                3,094         1,302         1,734
  Expense                                3,020         2,085         1,116
                                       _______       _______       _______

        Interest & dividends, net           74          (783)          618
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                 14,112         4,299         1,327

  Expenses:
    Cost of sales                          126            92            93
    Other Costs                            687           360           360
                                       _______       _______       _______

      Total                                813           452           453
                                       _______       _______       _______

        Gain on sale of real estate     13,299         3,847           874
                                       _______       _______       _______

          Income before income taxes   $20,575       $ 7,061       $11,025
                                       _______       _______       _______
                                       _______       _______       _______



* Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $309 thousand on 411 acres in 2000, $434 on 134 acres in 1999, and $236 thousand on 620 acres in 1998.

Citrus
______

Gross profit was $ 7.0 million in fiscal 2000, $2.4 million in fiscal 1999, and $8.7 million for fiscal 1998.

Revenue from citrus sales increased 20% during fiscal 2000, compared to fiscal 1999 ($28.2 million during fiscal 2000 vs. $23.5 million during fiscal 1999).

Production and the average market price improved during fiscal 2000, compared to fiscal 1999.

Harvesting and marketing costs increased from the prior year, corresponding with an increase in yields. Direct production and allocated costs decreased 13% resulting from more favorable growing conditions, requiring less caretaking expenses.

Revenue from citrus sales decreased 11.7% during fiscal 1999, compared to fiscal 1998 ($23.5 million during fiscal 1999 vs. $26.6 million during fiscal 1998).

Production declined during fiscal 1999, while the average market price for citrus increased. However, this improvement did not offset the decrease in yields.

Harvesting and marketing costs decreased from fiscal 1998, due to the fewer number of boxes that were harvested during the year. Direct production and allocated costs also increased (38%), due to inflation and increased cultivation costs related to young groves recently placed in service.

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available. Differences between the estimates and the final realization of revenues can be significant. Revenues collected in excess of prior year and year end estimates were $1.8 million, $160 thousand, and $2.7 million during fiscal 2000, 1999 and 1998, respectively.


ACREAGE BY VARIETY AND AGE

VARIETY           1-4   5-6   7-8   9-10  11-12  13-14  15-16   17+   Acres
                  ___   ___   ___   ____  _____  _____  _____   ____  _____
Early:
Parson Brown
  Oranges          -     -     -     117     30    -      -     -       147
Hamlin
  Oranges          -    386   170     62    159   913    130   1,684  3,504
Red Grapefruit     -     -     -      54     73    -      -      327    454
White Grapefruit   -     -     -      -     306    -      -       21    327
Tangelos           -     -     -      -      -     -      -      135    135
Navel Oranges      -     -     -      15     -     -      -      138    153
Mid Season:
Pineapple
  Oranges          -     -    103     -      -     -      -      485    588
Queen Oranges      -     -     -      -      -     -      -       51     51
Honey
  Tangerines       -     80    -      -      45    -      -       94    219
Midsweet
  Oranges         118    54   110     -      -     -      -       -     282
Late:
Valencia
  Oranges         554   826   310    898    619   571     81   1,425  5,283
                _____   ___   ___    ___  _____   ___    ___   _____  _____

  Totals:         672 1,346   693  1,146  1,232 1,484    211   4,360 11,143

Sugarcane
_________

Gross profit for fiscal 2000 was $1.5 million compared to $2.6 million in fiscal 1999, and $1.6 million in fiscal 1998.

Sales revenues from sugarcane increased 20% during fiscal 2000, compared to fiscal 1999 ($8.5 million vs. $7.1 million, respectively). Direct production costs increased 61% ($50 million vs. $3.1 million during fiscal 2000 and 1999, respectively.) The rise in revenue and related costs was the result of the increase in the number of producing acres. However, a decline in the market price for sugar and sugar yield per acre offset the increased production, creating a 42% decrease in division earnings.

Sales revenues from sugarcane increased 16% during fiscal 1999, compared to fiscal 1998 ($7.1 million vs. $6.1 million, respectively). During the same period, direct production and allocated costs remained the same ($3.1 million in fiscal 1998 and 1999). The rise in earnings was primarily due to improved sugar yield per acre. While the gross tons harvested during fiscal 1999 approximated fiscal 1998, the fiscal 1999 crop yielded a higher sugar content, generating the rise in earnings for this division.

The revenue improvement during fiscal 1999 was largely due to increases in acres harvested and gross tons yielded per acre. The total gross tons harvested during fiscal 1998 was 29% higher than the previous year. Poor weather conditions caused decreased yields during the prior year.

Ranching
________

The gross profit (loss) from ranch operations for fiscal 2000, 1999 and 1998 was $739 thousand, ($8) thousand, and $616 thousand, respectively.

Revenues from cattle sales decreased 3% during fiscal 2000, compared to fiscal 1999 ($6.1 million in fiscal 2000 vs. $6.3 million in fiscal 1999). The number of animals sold during the year decreased 13% under the prior year due to decreased sales of feeder cattle during the year. However, a significant improvement in market price for beef is the primary cause of the increase in earnings for this division.

Direct and allocated costs decreased 16% when compared to the prior year ($5.3 million during fiscal 2000 and $6.3 million during fiscal 1999) corresponding to the decrease in the number of animals sold.

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Revenues from cattle sales decreased 9% during fiscal 1999, compared to fiscal 1998 ($6.3 million in fiscal 1999 vs. $6.9 million in fiscal 1998). The number of animals sold during fiscal 1999 decreased 13% under the prior year due to decreased sales of feeder cattle during the year.

Direct and allocated costs remained unchanged from their levels a year ago ($6.3 million in fiscal 1999 and 1998).

Other Operations
________________

Revenues from oil royalties and land rentals were $923 thousand for fiscal 2000, compared to $711 thousand for fiscal 1999 and $505 thousand for fiscal 1998. This trend is commensurate with the increase in the land leased for farming.

Returns from rock products and sand were $1.3 million for fiscal 2000, $1.3 for 1999 and 1.2 million during 1998. Rock and sand supplies are sufficient to meet current demand, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms, for landscaping purposes, during fiscal 2000 were $84 thousand compared to $136 thousand and $161 thousand for fiscal years 1999 and 1998, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to the citrus, ranching, sugarcane divisions. These expenses totaled $4.4 million during fiscal 2000 compared to $3.5 million during fiscal 1999 and to $3.4 million during fiscal 1998.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property (along with sales contracts totaling $8 million). Through Agri, the Company expects to be able to underwrite previously uninsurable risk related to catastrophic crop and other losses. Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. While Agri underwrote a small policy during August of 2000, it is expected to begin writing more significant coverages before the end of December 2000.

In December of 1999, the Company entered into a contract to sell approximately 2,500 acres for $50 million to Naples/Dallas Venture, Inc. The agreement calls for closings to occur on 250 acres per year for 10 years. The first closing is expected during fiscal 2001.

During September of 1999, the Company announced a sale to Miromar Development, Inc. of Montreal, Canada, of 1,270 acres of land surrounding the University site in Lee County for $16.5 million. The contract called for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. In August of 2000, Agri sold another 488 acres to Miromar, also near the University, for $10.6 million. In connection with the sale, Miromar agreed to pay off the $12.3 million mortgage related to the September 1999 sale and pay 10% of the contract price for their second purchase at closing. The balance is payable over the next four years. The first sale generated a pre-tax gain of $13.4 million. The gain related to the second sale has only been recognized to the extent that 10% of the purchase price has been collected net of closing costs ($959 thousand). The remainder of the gain and related mortgage will be recognized upon receipt of 20% of the contract price. This is expected to occur during August of 2001.

In July of 1999, the Company entered into a contract to sell up to 402 acres near the University to Thomas B. Garlick, a Trustee of Florida
Land Trust 996 for approximately $15.5 million. The contract was subsequently renegotiated, as provided for in the original agreement, and calls for the sale of 44 acres for $5 million.

In February of 1999, the South Florida Water Management District acquired approximately 12,728 acres of land in Hendry and Collier Counties, Florida, from Alico, Inc. for $8.8 million. Upon completion of the sale, the Company recognized a pre-tax gain of approximately $4.2 million on 7,142 of the acres. The remaining 5,586 acres were used in a like-kind exchange, as part of a $22.5 million acquisition of approximately 7,680 acres in Hendry County, Florida, that was completed during March of 1999. The acquisition included producing citrus and sugarcane operations. The transaction included like-kind exchanges totaling $6.1 million and debt restructuring that resulted in a $19 million mortgage. (See Note 6 under Notes to Consolidated Financial Statements.)

The Company announced an option agreement with REJ Group, Inc., of Cleveland, Ohio, during May 1997. The option agreement permits the acquisition of a minimum 150 acres and a maximum of 244 acres within the 2,300 acres of University Village. The potential pre-tax gain to Alico, if the option is exercised, would vary from $8.5 million to $24.5 million, depending on the time at which the option is exercised, and the total number of acres selected.

Item 7(a).      Quantitative and Qualitative Disclosure About Market Risk
_________________________________________________________________________

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not have derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents and short-term investments as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks. The table below presents the amounts (in thousands) and related weighted interest rates of our investment portfolio at August 31, 2000:

                             Average Interest                       Estimated
Marketable Securities and          Rate            Cost             Fair Value
 Short-term Investments (1)  ________________  ______________    ______________

         Fixed Rate               5.58%         $    3,187         $     3,070
         Variable Rate            4.89%         $   13,191         $    15,167

(1) See definition in Notes 1 and 2 to our Notes to Consolidated Financial Statements.

The aggregate fair value of our investment in debt instruments (net of mutual funds of $1,251) as of August 31, 2000, by contractual maturity date, consisted of the following:

                                                     Aggregate Fair
                                                         Values
                                                     ______________
                                                     (in thousands)

              Due in one year or less                       $    50
              Due between one and five years                    253
              Due between five and ten years                    242
              Due thereafter                                  1,293
                                                     ______________

                                                            $ 1,838
                                                     ______________
                                                     ______________

Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

                          Independent Auditors' Report
                          ____________________________

The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiary as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiary at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG LLP
                                             (Signature)

Orlando, Florida
October 12, 2000


                      CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    2000           1999
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $179,311 in 2000
      and $ 335,532 in 1999                   $  1,796,428     $    740,829
    Marketable securities available for
      sale, at estimated fair value in
      2000 and in 1999 (Note 2)                 18,055,099       15,043,713
   Accounts receivable ($7,717,325 in 2000 and
      $6,084,064 in 1999 due from affiliate)
      (Note 10)                                 11,954,721        8,030,863
    Mortgages and notes receivable, current
      portion (Note 3)                           2,509,034           73,589
    Inventories (Note 4)                        21,915,039       20,547,215
    Refundable income taxes                              0          549,586
    Other current assets                           348,062          195,904
                                              ____________     ____________

      Total current assets                      56,578,383       45,181,699
                                              ____________     ____________
Other assets:
    Land inventories                             7,147,937        9,429,295
    Mortgages and notes receivable, net of
      current portion (Note 3)                   7,334,579          394,203
    Investments                                    959,252          946,145
                                              ____________     ____________

      Total other assets                        15,441,768       10,769,643
                                              ____________     ____________

Property, buildings and equipment (Note 5)     136,822,381      132,372,839
    Less accumulated depreciation              (31,966,492)     (31,402,071)
                                              ____________     ____________

      Net property, buildings and equipment    104,855,889      100,970,768
                                              ____________     ____________

      Total assets                            $176,876,040     $156,922,110
                                              ____________     ____________
                                              ____________     ____________

See accompanying Notes to Consolidated Financial Statements.


                                                       August 31,
                                                   2000           1999
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  2,429,242   $  2,571,579
    Due to profit sharing plan (Note 8)             429,784        269,177
    Accrued ad valorem taxes                      1,780,807      1,997,834
    Current portion of notes payable (Note 6)     1,298,890      1,322,033
    Accrued expenses                                988,011        683,848
    Income taxes payable                          4,169 517              0
    Deferred income taxes (Note 9)                1,250,026      1,893,360
                                               ____________   ____________

      Total current liabilities                  12,346,277      8,737,831

Deferred revenue                                  9,540,000         -
Notes payable (Note 6)                           40,302,855     45,630,912
Deferred income taxes (Note 9)                   10,889,095     10,780,521
Deferred retirement benefits (Note 8)               252,809        377,487
                                               ____________   ____________

      Total liabilities                          73,331,036     65,526,751
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,027,827 in 2000 and 1999                  7,027,827      7,027,827
    Additional paid in capital                       17,885          -
    Accumulated other comprehensive income        1,159,445      1,029,953
    Retained earnings                            95,339,847     83,337,579
                                               ____________   ____________

      Total stockholders' equity                103,545,004     91,395,359
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $176,876,040   $156,922,110
                                               ____________   ____________
                                               ____________   ____________


See accompanying Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          2000         1999         1998
                                       ___________  ___________  ___________
Revenue:
  Citrus (including charges from
    affiliate (Note 10)               $28,172,057  $23,518,082  $26,621,714
  Sugarcane                             8,501,549    7,119,976    6,122,822
  Ranch                                 6,062,224    6,270,988    6,882,149
  Forest products                          84,104      136,372      161,309
  Rock and sand royalties               1,319,525    1,349,858    1,203,160
  Oil lease and land rentals              923,535      710,731      505,426
  Profit on sales of real estate       14,111,938    4,299,434    1,326,624
  Interest and investment income        3,093,203    1,301,991    1,734,023
  Other income                             37,177      239,866      121,509
                                      ___________  ___________  ___________

      Total revenue                    62,305,312   44,947,296   44,678,736
                                      ___________  ___________  ___________
Costs and expenses:
  Citrus production, harvesting and
    marketing (including charges from
    affiliate (Note 10)                21,196,521   21,077,169   17,945,016
  Sugarcane production, harvesting
    and hauling                         6,962,366    4,483,250    4,514,424
  Ranch                                 5,323,002    6,280,000    6,266,688
  Real estate                             813,016      452,029      451,912
  Interest (Note 6)                     3,019,819    2,085,065    1,116,688
  Other, general and administrative
    expenses                            4,415,614    3,508,845    3,359,392
                                      ___________  ___________  ___________

      Total costs and expenses         41,730,338   37,886,358   33,654,120
                                      ___________  ___________  ___________

      Income before income taxes       20,574,974    7,060,938   11,024,616
Provision for income taxes (Note 9)     6,464,358    2,980,214    4,248,810
                                      ___________  ___________  ___________

      Net Income                       14,110,616  $ 4,080,724  $ 6,775,806
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Weighted-average number of shares
  outstanding                           7,027,827    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Per share amounts:
  Basic and diluted earnings          $      2.01  $       .58  $       .96
  Dividends                           $       .30  $       .50  $       .60

See accompanying Notes to Consolidated Financial Statements.



                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Accumulated
                                                     Other
                        Common Stock       Other    Compre-  Additional
                      Shares              Retained  hensive   Paid-In-
                      Issued    Amount    Earnings  Income    Capital   Total
                    _________ _________   _________ _______  ________  ________
Balances,
August 31, 1997     7,027,827 $7,027,827 $80,211,659 $913,059 $   -  $88,152,545
_______________

Comprehensive income:
 Net income for
  the year ended
  August 31, 1998       -           -      6,775,806     -        -    6,775,806
 Unrealized losses on
  securities, net of
  taxes and reclassi-
  fication adjustment   -           -          -     (744,714)    -    (744,714)
                                                                      _________
Total comprehensive income:                                           6,031,092
Dividends paid          -           -     (4,216,696)    -        -  (4,216,696)
Stock based
  compensation          -           -          -         -        -        -
                  _________   ________   __________ ________ ________ __________

Balances,
August 31, 1998   7,027,827 $7,027,827 $82,770,769 $168,345  $   -   $89,966,941
_______________

Comprehensive income:
 Net income for
  the year ended
  August 31, 1999     -          -       4,080,724    -          -     4,080,724
 Unrealized gains on
  securities, net of
  taxes and reclassi-
  fication adjustment -          -           -      861,608      -       861,608
                                                                      __________
Total comprehensive income:                                            4,942,332
Dividends paid         -          -      (3,513,914)    -         -  (3,513,914)
Stock based
 compensation          -          -           -         -         -         -
                 _________   _________ __________  ________   _______ _________
Balances,
August 31, 1999  7,027,827 $7,027,827 $83,337,579 $1,029,953 $   -  $91,395,359
______________

Comprehensive income:
 Net income for
  the year ended
  August 31, 2000    -          -      14,110,616      -         -    14,110,616
 Unrealized gains on
  securities, net of
  taxes and reclassi-
  fication adjustment -         -           -       129,492      -       129,492
                                                                      __________
Total comprehensive income:	                                         14,240,108
Dividends paid        -         -     (2,108,348)      -         -   (2,108,348)
Stock based
 compensation       -          -           -          -      17,885      17,885
                _________ _________  ___________  ________ __________ __________

Balances,
August 31, 2000 7,027,827 $7,027,827 $95,339,847 $1,159,445 $17,885 $103,545,004
               _________ __________  __________  ________   _______ ___________
               _________ __________  __________  ________   _______ ___________


Disclosure of reclassification amount:      2000        1999       1998
  Unrealized holding gains (losses)        ________    ________   ________
      arising during the period           $2,176,940   $ 824,144  $(86,587)
  Less: reclassification adjustment
      for gains (losses) included in net
      income                               2,047,448    (37,464)   658,127
                                           _________   _________  ________

Net unrealized gains (losses)
    on securities                         $  129,492  $ 861,608  $(744,714)
                                           _________  _________  _________
                                           _________  _________  _________

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Years Ended August 31,
                                        2000         1999         1998
                                     ___________  ___________  __________

Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net income                          $14,110,616 $ 4,080,724 $ 6,775,806
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization       5,118,854   5,355,450   4,717,219
    (Gain) loss on breeding herd sales     99,766    (316,700)   (465,482)
    Deferred income tax expense, net     (613,097)   (631,748)    714,257
    Deferred retirement benefits         (124,678)    374,167     ( 9,939)
    Net gain on sale of marketable
      securities                       (1,868,010)    (11,736)   (850,446)
    (Gain) loss on sale of property
      and equipment                     1,232,535      33,934     (14,678)
    Gain on real estate sales         (13,967,688) (4,299,434) (1,239,031)
    Stock options granted below fair
      market value                         17,885         -            -
    Cash provided by (used for) changes in:
      Accounts receivable              (3,930,668)  3,062,972  (3,636,898)
      Inventories                      (2,214,387) (3,824,055) (1,924,894)
      Income taxes refundable               -        (549,586)        -
      Other assets                       (201,767)    138,673     (65,114)
      Accounts payable and accrued
        expenses                          161,824   1,893,878     479,862
      Income taxes payable              4,719,103    (623,128)   (311,767)
      Deferred revenues                     -        (345,763)    345,763
                                      ___________  ___________  _________

        Net cash provided by operating
          activities                    2,540,288   4,337,648   4,514,658
                                      ___________  ___________  _________

Cash flows from investing activities:
  Increase in land inventories           (713,832)   (591,338)   (492,841)
  Purchases of property and
    equipment                          (9,995,159)(27,883,421)(12,186,976)
  Proceeds from disposals of
    property and equipment                522,091     457,584     510,432
  Proceeds from sale of real
    estate                             17,089,222   4,466,917   1,393,170
  Purchases of other assets               (69,937)    (39,165)    (51,446)
  Proceeds from the sale of
    other assets                           56,829      58,250      41,995
  Purchases of marketable
    securities                         (2,902,598) (3,461,686) (5,255,681)
  Proceeds from sales of
    marketable securities               1,967,397   2,140,932   3,933,517
  Collection of mortgages and
    notes receivable                       20,846     146,677     875,503
                                      ___________   _________ ___________
Net cash provided by
            (used for) investing
            activities                  5,974,859 (24,705,250)(11,232,327)
                                      ___________  __________  __________



                                              Years Ended August 31,
                                          2000         1999         1998
                                      ___________  ___________  ___________

Cash flows from financing activities:
  Proceeds of bank loans               33,086,000   59,952,000   31,573,868
  Repayment of loans                  (38,437,200) (36,237,923) (21,191,000)
  Dividends paid                       (2,108,348)  (3,513,914)  (4,216,696)
                                      ___________  ___________  ___________

          Net cash provided by
            (used for) financing
            activities                 (7,459,548)  20,200,163    6,166,172
                                      ___________  ___________  ___________

          Net increase (decrease) in
            cash and cash investments   1,055,599     (167,439)    (551,497)

Cash and cash investments:
  At beginning of year                    740,829      908,268    1,459,765
                                      ___________  ___________   __________

  At end of year                      $ 1,796,428  $   740,829  $   908,268
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $ 2,863,215  $ 2,186,855  $   765,210
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

  Cash paid for income taxes,         $ 2,472,505  $ 3,142,286  $ 3,800,198
    including related interest (Note 9)__________  ___________  ___________
                                       ___________  ___________  ___________
  Noncash investing activities:

    Fair value adjustments to
       securities available for sale  $   208,175  $ 1,482,456  $(1,194,026)
                              						  ___________  ___________  ___________
	                              					  ___________  ___________  ___________

    Income tax effect related
       to fair value adjustments      $   78,336   $   557,848  $ (449,312)
	                              					  ___________  ___________  __________
						                                ___________  ___________  __________

See accompanying Notes to Consolidated Financial Statements.

              			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 2000, 1999 and 1998

(1)  Summary of Significant Accounting Policies
     __________________________________________

     (a)  Basis of Consolidated Financial Statement Presentation
          ______________________________________________________

          The consolidated financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag), and Agri-Insurance Company, Ltd. (Agri), after elimination of all significant intercompany balances and transactions.

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $1,839,642, $159,748, and $2,656,629 during fiscal years 2000, 1999 and 1998, respectively.

     (c)  Real Estate
          ___________

          Real estate sales are recorded under the accrual method of accounting. Retail land sales are not recognized until payments received, including interest, aggregate 10 percent of the contract sales price for residential real estate or 20 percent for commercial real estate. At August 31, 2000, the Company had deferred revenue of $9,540,000 related to commercial real estate which was sold subject to a mortgage note receivable (note 3). Sales are discounted to yield the market rate of interest where the stated rate is less than the market rate.
          The recorded valuation discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

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

     (h)  Basic Earnings Per Share
          ________________________

          Earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the year. The Company has no dilutive securities.

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

     (k)  Financial Instruments and Accruals
          __________________________________

          The carrying amounts in the consolidated balance sheets for accounts receivable, mortgage and notes receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items.
          The carrying amounts reported for the Company's long-term debts approximate fair value.

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

         Items included in other comprehensive income are classified based on their nature. The total of other comprehensive income for a period has been transferred to an equity account and displayed as "accumulated other comprehensive income".


     (m) Stock-Based Compensation
         ________________________

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123,"Accounting for Stock-based Compensation" (SFAS 123).

     (n) Operating Segment
         _________________

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

         Alico, Inc. has four reportable segments: citrus, sugarcane, ranch and general corporate. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are all located in Florida.

(2)  Marketable Securities Available for Sale
     ________________________________________

     The Company has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholders' equity until realized.

     The cost and estimated fair values of marketable securities available for sale at August 31, 2000 and 1999 (in thousands) were as follows:

                           2000                            1999
               ____________________________    ____________________________

                          Gross   Estimated               Gross   Estimated
                        Unrealized   Fair               Unrealized    Fair
                 Cost  Gains Losses  Value      Cost   Gains  Losses  Value
               _______  ____  ____  _______    ______  ______  ___  ________

Equity
  securities   $13,107 $2,260 $(284)$15,083   $10,900  $1,825 $(107) $12,618

Debt
  securities     3,089     16  (133)  2,972     2,493      17   (84)   2,426
               _______   ____ ____  _______    ______  ______  ___  ________


Marketable
  securities
  available
  for sale     $16,196 $2,276 $(417)$18,055   $13,393  $1,842 $(191) $15,044
               _______   ____ ____  _______    ______  ______  ___  ________
               _______   ____ ____  _______    ______  ______  ___  ________


     At August 31, 2000, debt instruments (net of mutual funds of $1,250,864) are collectible as follows:$50,004 within one year, $253,258 between one and five years, $241,850 between five and ten years, and $1,293,247 there after.

(3)  Mortgage and Notes Receivable
     ____________________________

     Mortgage and notes receivable arose from real estate sales. The balances are as follows:

                                  August 31, 2000        August 31, 1999
                                  _______________        _______________
Mortgage notes receivable
 on retail land sales             $       238,417        $       246,660
Mortgage notes receivable
 on bulk land sales                     9,540,000                      0
Other notes receivable                     65,196                221,132
                                 ________________        _______________

Total mortgage and notes
 receivable                      $      9,843,613        $       467,792
Less current portion                    2,509,034                 73,589
                                 ________________        _______________
  Non-current portion            $      7,334,579        $       394,203
                                 ________________        _______________
                                 ________________        _______________

     In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over the next four years.

(4)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 2000 and 1999 is shown below:


                                                2000         1999
                                               _______      _______


          Unharvested fruit crop on trees      $ 9,160      $ 9,359
          Unharvested sugarcane                  5,096        3,639
          Beef cattle                            7,470        7,433
          Sod                                      189          116
                                               _______      _______

               Total inventories               $21,915      $20,547
                                               _______      _______
                                               _______      _______

     Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. Effective September 1, 2000,gains and losses under these agreements will be recognized as incurred in accordance with SFAS 133, as further discussed in Note 11.

(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 2000 and 1999 is shown below:

                                                        Estimated
                                      2000     1999   Useful Lives
                                    _______  _______  ____________
        Breeding herd               $13,713  $12,585   5-7 years
        Buildings                     3,571    3,396   5-40 years
        Citrus trees                 25,839   26,797  22-40 years
        Sugarcane                     7,651    5,998   4-15 years
        Equipment and other
         facilities                  27,670   27,373   3-40 years
                                    _______  _______

        Total depreciable
          properties                 78,444   76,149
        Less accumulated
            depreciation             31,966   31,402
                                    _______  _______

        Net depreciable properties   46,478   44,747
        Land and land improvements   58,378   56,224
                                    _______  _______
     Net property, buildings
      and equipment                $104,856 $100,971
                                    _______  _______
                                    _______  _______

     The Company's citrus trees, fruit crop, unharvested sugarcane and cattle are partially uninsured.

(6)  Indebtedness
     ____________

     The Company has financial agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41,000,000 which is due in 2002 and up to $3,000,000 which is due on demand. The outstanding debt under these agreements was $24.1 million and $28.1 million at August 31, 2000 and 1999, respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at August 31, 2000 and 1999 was $40,302,855 and $45,630,912, respectively.

     Maturities of the indebtedness of the Company over the next five years are as follows: 2001- $1,298,890; 2002- $15,366,729; 2003- $1,303,559;
     2004- $1,306,142; 2005- $1,308,905.

     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 2000, 1999 and 1998 was as follows:

                                             2000      1999      1998
                                            ______    ______    ______

          Interest expense                  $3,020    $2,085    $1,117
          Interest capitalized                 431       158       345
                                            ______    ______    ______

               Total interest cost          $3,451    $2,243    $1,462
                                            ______    ______    ______
                                      				  ______    ______    ______
</TABLE

(7)  Stock Option Plan
     __________

     On November 3, 1998, the Company adopted the Alico, Inc., Incentive
     Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options have vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant.

                                                              Weighted
                                             Weighted         average
                                              average        remaining
                                             exercise       contractual
                              Shares          price       Life (in years)
                              ______        _________     _______________
     Balance outstanding,
     August 31, 1998            -               -              -

     Granted                  34,700         $14.62       _______________
                              ______        _________     _______________
     Balance outstanding,
     August 31, 1999          34,700          14.62            11
                                                          _______________
     Granted                  14,992          14.62       _______________
                              ______        _________

     Balance outstanding,
     August 31, 2000          49,692         $14.62            10
                              ______        _________     _______________
                              ______        _________     _______________

     On August 31, 2000 and 1999, there were 600,308 and 615,300 shares available for grant, respectively.

     The fair value of stock options granted was $15,667 in 2000 and $41,640 in 1999 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                              						 2000              1999
                                     ____              ____
     Volatility                      7.26%            10.90%

     Dividend paid                   6.84%             2.05%

     Risk-free interest rate         5.75%             4.50%

     Expected life in years           1                 2

     All stock options granted, except as noted in the paragraph below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the date of the grant. The Company applies APB Opinion No. 25 for issuances to directors and employees in accounting for its Plan. No compensation cost has been recognized in the consolidated financial statements through August 31, 1999, as options were issued at or above fair value.

     On September 9, 1999, the Company granted 14,992 stock options with an exercise price of $14.62 and a fair value of $15.813. The Company recorded $17,885 of unearned compensation at the date of the grant.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                       2000              1999
                                       ____              ____
     Net income as reported         $14,110,616        $4,080,724

     Pro forma net income           $14,112,834        $4,039,084

     Basic earning per
       share, as reported           $      2.01        $      .58

     Pro forma basic earning
       per share                    $      2.01        $      .58


(8)  Employee Benefit Plans
     ______________________

     The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code
     Section 401(k). Contributions made to the profit sharing plan were $429,784, $269,177 and $296,368 for the years ended August 31,
     2000, 1999 and 1998, respectively.

     Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 2000 and 1999 was $249,488 and $374,167, respectively.

     Pension expenses for the additional retirement benefits were approximately $128,000, $213,000 and $345,000 for the years ended August 31, 2000, 1999 and 1998, respectively.

(9)  Income Taxes
     ____________

     The provision for income taxes (in thousands) for the years ended August 31, 2000, 1999 and 1998 is summarized as follows:

                                       2000      1999      1998
                                      ______    ______    ______
          Current:
              Federal income tax      $6,218    $3,369    $3,012
              State income tax           860       305       521
                                      ______    ______    ______

                                       7,078     3,674     3,533
                                      ______    ______    ______
          Deferred:
              Federal income tax        (528)     (593)      611
              State income tax           (86)     (101)      105
                                      ______    ______    ______

                                        (614)     (694)      716
                                      ______    ______    ______
                 Total provision for
                   income taxes       $6,464    $2,980    $4,249
                                      ______    ______    ______
                                      ______    ______    ______


     Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 2000, 1999 and 1998:


                                       2000      1999      1998
                                      ______    ______    ______

          Expected income tax         $6,995    $2,401    $3,748
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       516       135       400
              Nontaxable interest
                and dividends           (127)     (102)      (92)
              Internal Revenue Service
                examinations            (352)      984        -
              Change in valuation
		    allowance                 -       (539)       -
              Utilization of
                charitable
                contribution
                carryforward            (136)       -         -
              Other reconciling
                items, net              (432)      101       193
                                      ______    ______    ______
     Total provision for
                income taxes          $6,464    $2,980    $4,249
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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                    2000       1999
                                  _______    _______
  Deferred Tax Assets:
    Contribution carryover        $   -      $(2,740)
    Less valuation allowance          -        2,188
                                  _______    _______

    Net contribution carryover        -         (552)
    Pension                          (171)      (193)
    Prepaid sales commissions        (875)      (739)
    Other                          (2,365)    (2,167)
                                  _______    _______

      Total gross deferred
        tax assets                 (3,411)    (3,651)
                                  _______    _______

 Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane            654      1,612
 Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       12,814     12,117
    Mortgage notes receivable          27         27
    Other                           1,355      1,885
    Unrealized gains on securities    700        684
                                  _______    _______

      Total gross deferred
        tax liabilities            15,550     16,325
                                  _______    _______
  Net deferred income
        tax liabilities           $12,139    $12,674
                                  _______    _______
                                  _______    _______


     Based on the Company's history of taxable earnings and its expectations for the future, management has determined that its taxable income will more likely that not be sufficient to recognize fully all deferred tax assets.

(10) Related Party Transactions
     __________________________

     Citrus
     ______

     Citrus revenues of $20,032,730, $18,188,136 and $24,018,251 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2000, 1999 and 1998, respectively. Griffin and its subsidiaries is the owner of approximately 49.71 percent of the Company's common stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $7,717,325 and $6,084,064 at August 31, 2000 and 1999,
     respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

     Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $7,531,491, $6,127,603, and $7,610,639 for the years ended August 31, 2000, 1999 and 1998, respectively.
     In addition, Griffin provided the harvesting services for citrus sold to unrelated processors. The aggregate cost of these services was $1,987,660, $791,932 and $758,370 for the years ended August 31,
     2000, 1999 and 1998, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $616,430 and $880,283 at August 31, 2000 and 1999, respectively.

     Other Transactions
     __________________

     The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $7,371,356, $6,019,927 and $4,650,857 during the years ended August 31, 2000, 1999 and 1998, respectively.

(11) Future Application of Accounting Standards
     __________________________________________

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

     In June 1999, the FASB issued SFAS 137 which amended the implementation date for SFAS 133 to be effective for all fiscal years beginning after June 15, 2000. Adoption of SFAS 133, effective September 1, 2000, resulted in a transition adjustment of approximately $41,000.


(12) Business Segment Information
     ____________________________

     The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations (in thousands) for the years ended August 31, 2000, 1999 and 1998 is summarized as follows:

                                        2000        1999        1998
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 28,172    $ 23,518    $ 26,622
         Sugarcane                      8,501       7,120       6,123
         Ranch                          6,062       6,271       6,882
                                     ________    ________    ________

           Total agriculture           42,735      36,909      39,627
         Real estate                   14,112       4,299       1,327
         General corporate              5,458       3,739       3,725
                                     ________    ________    ________
     Consolidated totals             $ 62,305    $ 44,947    $ 44,679
                                     ________    ________    ________
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  6,975    $  2,441    $  8,677
         Sugarcane                      1,539       2,636       1,608
         Ranch                            739          (8)        615
                                     ________    ________    ________
           Total agriculture            9,253       5,069      10,900
       Real estate                     13,299       3,847         875
       General corporate                5,458       3,739       3,725
                                     ________    ________    ________
           Total operating income      28,010      12,655      15,500
       Interest expense                (3,020)     (2,085)     (1,116)
       General corporate expenses      (4,415)     (3,509)     (3,359)
                                     ________    ________    ________

       Income before
             income taxes            $ 20,575    $  7,061    $ 11,025
                                     ________    ________    ________
                                     ________    ________    ________

                                      2000        1999        1998
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  1,331    $  9,674    $  1,071
         Sugarcane                      5,861      13,995       8,846
         Ranch                          1,950       2,344       1,864
         Sod                               80          16           7
         Farm lands                         8          64         177
         Heavy equipment                  708       1,015         177
                                     ________    ________    ________

           Total agriculture            9,938      27,108      12,142
       General corporate                   57         775          45
                                     ________    ________    ________

           Consolidated totals       $  9,995    $ 27,883    $ 12,187
                                     ________    ________    ________
                                     ________    ________    ________


  Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,417    $  2,273    $  1,944
         Sugarcane                      2,235       1,460       1,010
         Ranch                            (66)      1,174       1,346
         Sod                               11          14          17
         Farm lands                        39          38          37
         Heavy equipment                  396         319         293
                                     ________    ________    ________

           Total agriculture            5,032       5,278       4,647
       General corporate                   87          77          70
                                     ________    ________    ________

           Consolidated totals       $  5,119    $  5,355    $  4,717
                                     ________    ________    ________
                                     ________    ________    ________
Identifiable assets:
       Agriculture:
         Citrus                      $ 56,173    $ 55,156    $ 48,052
         Sugarcane                     50,784      45,629      31,889
         Ranch                         21,765      19,306      17,295
         Sod                              474         323         473
         Farm lands                     1,697       1,728       1,702
         Heavy equipment                1,989       1,835       1,214
                                     ________    ________    ________
     Total agriculture                132,882     123,977     100,625
       Real estate                     16,992       9,897       9,452
       General corporate               27,002      23,048      20,477
                                     ________    ________    ________

           Consolidated totals       $176,876    $156,922    $130,554
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


                     SELECTED QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 2000 and August 31, 1999, is as follows:

                                        Quarters Ended
             November 30,       Feb. 28,         May 31,        August 31,
             1999    1998     2000    1999    2000    1999     2000   1999
           _______ _______  _______ _______  _______ _______  _______ ______
Revenue:
  Citrus   $ 1,703 $ 1,587  $ 9,170 $ 8,535  $10,118 $12,953  $ 7,182 $  443
  Sugarcane  1,451   1,194    5,021   2,221    2,310   3,585     (281)   121
  Ranch      2,987   2,647      582   1,060    1,668   1,852      825    711
  Property
    sales   12,860       0      132   4,293        2      (1)   1,118      7
  Interest     770     196    1,566     240      912     397     (154)   469
  Other
    revenues   794     552      550     595      517     664      502    627
           _______ _______  _______ _______  _______ _______  _______ ______
    Total
    revenue 20,565   6,176   17,021  16,944   15,527  19,450    9,192  2,378
           _______ _______  _______ _______  _______ _______  _______ ______

Costs and expenses:
  Citrus     1,075   1,275    8,527   6,306    8,818  12,221    2,776  1,274
  Sugarcane  1,423     876    4,452   1,705    1,034   2,065       54   (163)
  Ranch      2,900   2,787      524   1,001    1,428   1,816      472    676
  Interest     632     409      777   1,350      663    (354)     947    681
  Other        765     820      845     706    1,050     895    2,568  1,541
            ______  ______   ______  ______   ______   _____    _____  _____
    Total costs
      and ex-
      penses 6,795   6,167   15,125  11,068   12,993  16,643    6,817  4,009
           	______  ______   ______  ______   ______   _____    _____  _____
Income be-
  fore income
  taxes     13,770       9    1,896   5,876    2,534   2,807    2,375 (1,631)

Provision for
  income
  taxes      5,158     (18)     644   2,175    1,064   1,637     (402)  (814)
            ______  ______   ______  ______   ______  ______   ______  _____

Net income  $8,612   $  27   $1,252  $3,701   $1,470  $1,170   $2,777 $ (817)
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Basic earnings
  per share  $1.23   $.004   $  .18  $  .53   $  .21  $  .17   $  .39  $(.12)
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

The information called for regarding directors is incorporated by reference to the Company's Proxy Statement dated November 15, 2000.

Item 11.          Executive Compensation.
_________________________________________

Information called for by Items 11 is incorporated by reference to the Company's Proxy Statement dated November 15, 2000. As disclosed in the Proxy Statement, on September 9, 1999, the Company granted options for 14,992 shares of the Company's common stock to its employees pursuant to the Company's Incentive Equity Plan, 8,376 of which were awarded to the Company's two most highest compensated employees. The options had an exercise price of $14.62 and fair market value of $15.813 at the time of the grant.


Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.
______________________________________________________________________
Information called for by Items 12 is incorporated by reference to the Company's Proxy Statement dated November 15, 2000.



Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 13 is incorporated by reference to the Company's Proxy Statement dated November 15, 2000.

                                    PART IV
                                    _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.
                  ____________________________________________________


(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Auditors'

       Consolidated Balance Sheets  -  August 31, 2000 and 1999

       Consolidated Statements of Operations - For the Years Ended August 31, 2000, 1999 and 1998

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 2000, 1999 and 1998


(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 2000 and 1999  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - at August 31, 2000

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 2000, 1999 and 1998

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 2000, 1999 and 1998

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 2000, 1999 and 1998

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

(b)3.  Reports on Form 8-K:
       ___________________

       Form 8-K dated December 9, 1999 regarding re-election of
       Directors and election of Officers.

       Form 8-K dated July 13, 2000 regarding disposition of land.

       Form 8-K dated November 3, 2000 regarding disposition of land.

* Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.


                                 	ALICO, INC.

                                    SCHEDULE I

                   Marketable Securities and Other Investments

                                  August 31, 2000


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
and Title of    Amounts of Bonds     Each       at Balance    Carried in the
Each Issue         and Notes         Issue      Sheet Date     Balance Sheet
______________  _______________   ___________   ____________     ___________

Municipal Bonds  $  691,512       $   691,512   $    707,094     $   707,094

Mutual Funds     $8,765,618         8,765,618     10,688,283      10,688,283

Preferred Stocks    135,500         3,429,589      3,145,272       3,145,272

Common Stocks        81,106         2,162,555      2,469,292       2,469,292

Other
 Investments     $1,146,847         1,146,847      1,045,158       1,045,158
                                  ___________    ___________     ___________

     Total:                       $16,196,121    $18,055,099     $18,055,099
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 2000
______________________________
Land              $32,446,339  $   15,821   $  66,406  $        $ 32,395,754
Roads               1,415,260     741,192                          2,156,452
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,988,469      24,438                          3,012,907
Buildings           3,378,101     293,695     118,406              3,553,390
Feeding and Watering
  Facilities for
  Cattle Herd          17,454       5,541                             22,995
Water Control
  Facilities            5,337                                          5,337
Fences                266,909      24,402      14,209                277,102
Cattle Pens           155,652      31,157                            186,809
Citrus Groves,
  Including Irrigation
  Systems          46,184,668     849,070   2,706,198             44,327,540
Equipment           8,159,823   1,555,882     759,411              8,956,294
Breeding Herd      12,584,592   2,619,785   1,490,988             13,713,389
Sugarcane-Land Prep-
  aration, Etc.    22,634,545   4,736,794   1,379,895             25,991,444
Sod Land-Prep-
  aration, Etc.       191,441      79,278                            270,719
Farm Land Prep-
  Aration, Etc.     1,834,317       8,000                          1,842,317
                  ___________ ___________  __________  _______  ____________
                 $132,372,839 $10,985,055  $6,535,513  $        $136,822,381
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 1999
______________________________
Land              $22,867,648  $9,746,174  $  167,483  $         $32,446,339
Roads                 957,826     457,434                          1,415,260
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,988,469                                      2,988,469
Buildings           2,994,000     384,101                          3,378,101
Feeding and Watering
  Facilities for
  Cattle Herd          30,317                  12,863                 17,454
Water Control
  Facilities            5,337                                          5,337
Fences                298,011       1,252      32,354                266,909
Cattle Pens           134,955      20,697                            155,652
Citrus Groves,
  Including Irrigation
  Systems          39,023,959   7,160,709                         46,184,668
Equipment           7,288,254   1,830,423     958,854              8,159,823
Breeding Herd      12,588,424   1,796,519   1,800,351             12,584,592
Sugarcane-Land Prep-
  aration, Etc.    15,822,850   7,338,020     526,325             22,634,545
Sod-Land Prep-
  aration, Etc.       184,916       6,525                            191,441
Farm Land Prep-
  aration           1,769,853      64,464                          1,834,317
                  ___________  __________  __________   _______ ____________
                 $107,064,751 $28,806,318  $3,498,230   $       $132,372,839
                  ___________  __________  __________   _______ ____________
                  ___________  __________  __________   _______ ____________


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
___________       _________    _________   _________  ___________  __________

For the Year Ended August 31, 1998
__________________________________
Land             $14,368,962  $8,562,616  $   92,516  $ 28,586*  $22,867,648
Roads                953,181       4,645                             957,826
Agricultural Land
  Preparation          9,906                                           9,906
Forest Improvements  100,026                                         100,026
Pasture Improve-
  ments            2,956,774      31,695                           2,988,469
Buildings          2,973,486     122,727     102,213               2,994,000
Feeding and Watering
  Facilities for
  Cattle Herd         34,167                   3,850                  30,317
Water Control
  Facilities           5,337                                           5,337
Fences               292,197      32,631      26,817                 298,011
Cattle Pens          134,955                                         134,955
Citrus Groves,
  Including Irri-
  gation Systems  38,422,614     800,602     199,257              39,023,959
Equipment          7,280,577     531,520     523,843               7,288,254
Breeding Herd     12,126,689   1,653,306   1,191,571              12,588,424
Sugarcane-Land
  Prep.,Etc.      15,277,301     888,486     342,937              15,822,850
Sod-Land Prep-
  aration,Etc.       180,938       3,978                             184,916
Farm Land Prep-
  aration          1,592,330     177,523                           1,769,853
                 ___________  __________  __________  _________  ___________

                 $96,709,440 $12,809,729  $2,483,004  $  28,586 $107,064,751
                 ___________  __________  __________  _________  ___________
                 ___________  __________  __________  _________  ___________


* Reclassification from other assets.
(/TABLE>



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
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 2000
______________________________

Buildings          $ 1,407,257  $  153,267   $   58,124  $       $ 1,502,400
Feeding and Watering
  Facilities for
  Cattle Herd            8,496         571                             9,067
Water Control
  Facilities                 0           0            0                    0
Fences                 117,083      26,647       14,209              129,521
Cattle Pens             85,215      13,797                            99,012
Citrus Groves,
  Including Irriga-
  tion Systems      13,213,300   1,986,634    1,484,300           13,715,634
Equipment            4,793,420     989,713      694,620            5,088,513
Breeding Herd        6,276,893    (220,982)     923,286            5,132,625
Roads                  113,385      59,667                           173,052
Sugarcane Lane Prep-
  aration, Etc.      5,263,793   2,066,746    1,379,894            5,950,645
Sod Land Prepara-
  tion, Etc.            11,414       4,652                            16,066
Farm Land Preparation  111,815      38,142                           149,957
                   ___________  __________   __________    ____  ___________
                   $31,402,071  $5,118,854   $4,554,433    $  0  $31,966,492
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
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 1999
______________________________
Buildings         $ 1,268,644  $  138,613   $             $      $ 1,407,257
Feeding and Watering
  Facilities for
  Cattle Herd          21,006         353        12,863                8,496
Water Control
  Facilities                0           0             0                    0
Fences                122,850      26,587        32,354              117,083
Cattle Pens            71,264      13,951                             85,215
Citrus Groves,
  Including Irriga-
  tion Systems     11,299,211   1,914,089                         13,213,300
Equipment           4,881,745     809,596       897,921            4,793,420
Breeding Herd       6,939,132   1,024,231     1,686,470            6,276,893
Roads                  71,900      41,485                            113,385
Sugarcane-Land Prep-
  aration, Etc.     4,425,063   1,344,916       506,186            5,263,793
Sod-Land Prepara-
  tion, Etc.            7,499       3,915                             11,414
Farm Land Preparation  74,102      37,713                            111,815
                  ___________  __________    __________   ____   ___________

                  $29,182,416  $5,355,449    $3,135,794   $  0   $31,402,071
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
___________        _________   ____________  __________  _________  ________

For the Year Ended August 31, 1998
__________________________________

Buildings          $ 1,221,902  $  135,690  $   88,948    $      $ 1,268,644
Feeding and Watering
  Facilities for
  Cattle Herd           24,059         797       3,850                21,006
Water Control
  Facilities                 0           0           0                     0
Fences                 124,017      25,650      26,817               122,850
Cattle Pens             57,313      13,951                            71,264
Citrus Groves,
  Including Irrigation
  Systems            9,894,285   1,604,182     199,256            11,299,211
Equipment            4,646,481     747,006     511,742             4,881,745
Breeding Herd        6,861,549   1,202,626   1,125,043             6,939,132
Roads                   32,097      39,803                            71,900
Sugarcane-Land
  Prep.,Etc.         3,860,569     907,431     342,937             4,425,063
Sod-Land Prep-
  aration, Etc.          3,957       3,542                             7,499
Farm Land
  Preparation           37,561      36,541                            74,102
                   ___________  __________  __________  _______  ___________

                   $26,763,790  $4,717,219  $2,298,593  $     0  $29,182,416
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

                                       SCHEDULE  IX
                                       ____________

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      __________________________________________


_____________________________________________________________________________

       COLUMN A                                   COLUMN B
_____________________________________________________________________________

                                        Charged to Costs and Expenses
                                        _____________________________

                                            Years Ended August 31,
                                            ______________________

        Item                          2000           1999           1998
        ____                          ____           ____           ____


1.  Maintenance and repairs        $1,294,131     $1,094,379     $1,025,739


2.  Taxes, other than payroll
    and income taxes                2,130,749      2,427,161      1,805,322


   	                             EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 2000:


          Number of shares outstanding at August 31, 2000        7,027,827
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 1999        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/99  -  8/31/00                    7,027,827
                                                                 _________
                                                                 _________

                                   EXHIBIT 12



                                   ALICO, INC.



Computation of Ratios:




                2000    Current Assets           $56,578,383
                        Current Liabilities       12,346,277

                        56,578,383 divided by 12,346,277  =  4.58:1




                1999    Current Assets           $45,181,699
                        Current Liabilities        8,737,831

                        45,181,699 divided by 8,737,831  =  5.17:1

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 15, 2000                             Ben Hill Griffin, III
Date                                          Chairman, Chief Executive
                                              Officer and Director
                                              (Signature)



November 15, 2000                             W. Bernard Lester
Date                                          President, Chief Operating
                                              Officer and Director
                                              (Signature)



November 15, 2000                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


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


November 15, 2000
Date