Form 10-Q
period 2000-11-30
ALICO INC
filed 2001-01-12
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 2000.

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



                           Yes  X          No



There were 7,027,827 shares of common stock, par value $1.00 per share, outstanding at January 12, 2001.

                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited - See Accountants' Review Report)

                                              Three Months Ended November 30,
                                                    2000             1999
                                              _______________________________

Revenue:
     Citrus                                      $ 1,095,619      $ 1,702,564
     Sugarcane                                     2,938,210        1,451,140
     Ranch                                         4,799,772        2,986,818
     Rock products and sand                          421,645          348,840
     Oil lease and land rentals                      204,740          413,136
     Forest products                                  27,707           33,248
     Profit on sales of real estate                  195,264       12,859,851
     Interest and investment income                  501,922          769,672
     Other                                            90,605                0
                                                 ___________      ___________

          Total revenue                           10,275,484       20,565,269
                                                 ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                     835,154        1,075,455
     Sugarcane production and harvesting           2,236,378        1,422,700
     Ranch                                         4,315,279        2,899,568
     Real estate expenses                             98,348          380,564
     Interest                                        728,810          632,399
     Other, general and administrative               881,374          384,848
                                                ____________      ___________

        Total costs and expenses                   9,095,343        6,795,534
                                                ____________      ___________

Income before income taxes                         1,180,141       13,769,735
Provision for income taxes                           375,397        5,158,364
                                                ____________      ___________

Net income                                           804,744        8,611,371
                                                ____________      ___________
                                                ____________      ___________

Weighted average number of shares outstanding      7,027,827        7,027,827
                                                ____________      ___________
                                                ____________      ___________
Per share amounts:
     Basic and diluted                           $       .11      $      1.23
     Dividends                                   $      1.00      $       .30

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                           November 30, 2000   August 31, 2000
                                              (Unaudited)
                                           _________________   _______________
          ASSETS
Current assets:
     Cash and cash investments                 $  2,057,446       $  1,796,428
     Marketable Securities                       17,523,548         18,055,099
     Accounts receivable                         10,076,584         11,954,721
     Mortgage and notes receivable                2,514,851          2,509,034
     Inventories                                 21,229,161         21,915,039
     Other current assets                           800,814            348,062
                                               ____________       ____________

          Total current assets                   54,202,404         56,578,383

Notes receivable, non-current                     7,322,222          7,334,579
Land held for development and sale                7,452,436          7,147,937
Investments                                       1,156,447            959,252
Property, buildings and equipment               138,664,934        136,822,381
Less:  Accumulated depreciation                 (32,938,708)       (31,966,492)
                                               ____________       ____________

          Total assets                         $175,859,735       $176,876,040
                                               ____________       ____________
                                               ____________       ____________


















                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         November 30, 2000     August 31, 2000
                                            (Unaudited)
                                         _________________     _______________
Current liabilities:
     Accounts payable                       $  1,061,341          $  2,429,242
     Due to profit sharing plan                        0               429,784
     Accrued ad valorem taxes                     17,577             1,780,807
     Current portion of notes payable          1,298,890             1,298,890
     Accrued expenses                            997,329               988,011
     Income taxes payable                        232,937             4,169,517
     Deferred income taxes                     1,105,521             1,250,026
                                            ____________          ____________

          Total current liabilities            4,713,595            12,346,277

Deferred revenue                               9,540,000             9,540,000

Notes payable                                 53,639,433            40,302,855

Deferred income taxes                         10,767,775            10,889,095

Deferred retirement benefits                     277,017               252,809
                                            ____________          ____________

          Total liabilities                   78,937,820            73,331,036
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Additional paid in capital                       104,354                17,885

Accumulated other comprehensive income           672,970             1,159,445

Retained earnings                             89,116,764            95,339,847
                                            ____________          ____________

     Total stockholders' equity               96,921,915           103,545,004
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $175,859,735          $176,876,040
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.












                            ALICO, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (See Accountants' Review Report)
                                                Accumulated
                      Common Stock                 Other    Additional
                   Shares              Retained Comprehensive Paid in
                   Issued    Amount    Earnings   Income      Capital   Total
                 _________ __________ _________  _______  __________ ________
Balances,
August 31, 1999   7,027,827 $7,027,827 $83,337,579 $1,029,953        $91,395,359
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 2000   -           -     14,110,616        -       -   14,110,616
  Unrealized gains on
   securities,
   net of taxes and  -           -            -     129,492      -      129,492
   reclassification
   adjustment
                                                                     __________

 Total comprehensive income:                                         14,240,108
Dividends paid       -           -    (2,108,348)       -        -   (2,108,348)
Stock based
 compensation        -           -            -         -    $17,885     17,885
               _________  __________  ___________  ________ ________ ___________

Balances,
August 31,
  2000         7,027,827 $7,027,827 $95,339,847 $1,159,445  $17,885 $103,545,004
_______________

Comprehensive income:
  Net income for the
   three months ended
   November 30, 2000  -          -        804,744       -        -      804,744
  Unrealized gains on
   securities,
   net of taxes       -          -            -     (486,475)    -     (486,475)
    and reclassification adjustment
                                                                      _________
     Total comprehensive income:                                        318,269
Dividends paid        -          -     (7,027,827)      -        -  (7,027,827)
Stock based
   compensation       -          -            -         -   $86,469     86,469
                _________ __________ ___________ ________  ________ ___________

Balances,
November 30, 2000
(Unaudited)     7,027,827 $7,027,827 $89,116,764  $672,970 $104,354 $96,921,915
               _________  __________ ___________  ________ ________  __________
               _________  __________ ___________  ________ ________  __________



                                                      November 30,    August 31,
                                                         2000            2000
                                                      (Unaudited)
Disclosure of reclassification amount:         	     ____________   ___________
  Unrealized holding gains (losses)
      arising during the period 	                      $(444,707)   $2,176,940

  Less: reclassification adjustment
      for gains (losses) included in net
      income                 				                         41,768     2,047,448
                                                        _________     ________

        Net unrealized gains (losses) on securities    $(486,475)   $  129,492
                                                       _________     __________
                                                       _________     __________

See accompanying Notes to Condensed Consolidated Financial Statements.









                           ALICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - See Accountants' Review Report)
                                                Three Months Ended November 30,
                                                      2000             1999
                                                _______________________________
Cash flows from operating activities:
     Net income                                   $   804,744       $8,611,371
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization             1,750,647        1,458,920
          Net decrease in current assets and
            liabilities                            (6,180,210)      (2,133,048)
          Deferred income taxes                        27,682        4,312,542
          Gain on sales of real estate                (96,916)     (12,859,851)
          Other                                      (383,640)        (217,659)
                                                   __________       __________
            Net cash provided from (used for)
              operating activities                 (4,077,693)        (827,725)
                                                   __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (2,462,959)      (3,850,238)
     Proceeds from sales of real estate               210,595        3,971,175
     Proceeds from sales of property and equipment    409,800          230,457
     Purchases of marketable securities            (1,209,992)        (443,737)
     Proceeds from sales of marketable securities   1,075,976          173,164
                                                   __________       __________
            Net cash provide from (used for)
              investing activities                 (1,976,580)          80,821
                                                   __________       __________
Cash flows from (used for) financing activities:

     Notes receivable collections                       6,540             (430)
     Repayment of bank loan                       (13,277,249)      (9,001,667)
     Proceeds from bank loan                       26,613,827       11,825,000
     Dividends paid                                (7,027,827)      (2,108,348)
                                                   __________       __________
            Net cash provided from
              financing activities                  6,315,291          714,555
                                                   __________       __________
            Net decrease in cash and
              cash investments                     $  261,018       $  (32,349)
                                                   __________       __________
                                                   __________       __________
Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $  749,395       $  501,111
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $4,284,296       $  103,817
                                                   __________       __________
                                                   __________       __________
Non-cash investing and financing activities:

     Mortgage and notes receivable issued in exchange
       for land, less unamortized discount        $     -0-        $11,396,574
                                                  ___________       __________
                                                  ___________       __________
     Fair value adjustments to securities
       available for sale                          $  779,982       $   85,588
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $  293,507       $   32,554
                                                   __________       __________
                                                   __________       __________

See accompanying Notes to Condensed Consolidated Financial Statements.

                              ALICO, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (See Accountants' Review Report)

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag) and Agri-Insurance Company, Ltd. (Agri), after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2000.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 2000 and August 31, 2000 and the consolidated results of operations and cash flows for the three months ended November 30, 2000 and 1999.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $280,758 in 2000 and $1,839,642 in 1999. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at November 30, 2000 and August 31, 2000 are as follows:
                                         November 30,         August 31,
                                             2000                2000
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $    201,877         $  238,417
    Mortgage notes receivable
       on bulk land sales                   9,540,000          9,540,000
    Other notes receivable                     95,196             65,196
                                         ____________         __________

    Total mortgage notes receivable      $  9,837,073         $9,843,613
    Less current portion                    2,514,851          2,509,034
                                         ____________         __________

       Non-current portion               $  7,322,222         $7,334,579
                                         ____________         __________
                                         ____________         __________

In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over the next four years.


4. Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             2000                2000
                                         ____________        ___________

    Unharvested fruit crop on trees      $ 11,253,072        $ 9,160,234
    Unharvested sugarcane                   4,797,383          5,095,514
    Beef cattle                             4,960,370          7,469,897
    Sod                                       218,336            189,394
                                         ____________        ___________

         Total inventories               $ 21,229,161        $21,915,039
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. Effective September 1, 2000, gains and losses under these agreements are recognized as incurred in accordance with SFAS 133, as further discussed in Note 9.

5.  Income taxes:

The provision for income taxes for the quarters ended November 30, 2000 and 1999 is summarized as follows:

                                          Three Months Ended November 30,
                                              2000                 1999
                                          _______________________________

     Current:
          Federal income tax              $  552,774           $  692,482
          State income tax                    88,449              120,786
                                          __________           __________

                                             641,223              813,268
                                          __________           __________

     Deferred:
          Federal income tax                (226 973)           3,710,017
          State income tax                   (38,853)             635,079
                                          __________           __________

                                            (265,826)           4,345,096
                                          __________           __________
             Total provision for
               income taxes               $  375,397           $5,158,364
                                          __________           __________
                                          __________           __________


Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters ended November 30, 2000 and 1999:


                                          Three Months Ended November 30,
                                             2000                 1999
                                          _______________________________

          Expected income tax             $  401,248           $4,681,709
          Increase (decrease) resulting
            from:
          State income taxes, net
            of federal benefit                32,173              498,179
          Nontaxable interest and
            dividends                        (32,420)             (26,736)
          Other reconciling items,
            net                              (25,604)               5,212
                                          __________           __________
              Total provision for
                income taxes              $  375,397           $5,158,364
                                          __________           __________
                                          __________           __________

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2002 and up to $3 million which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at November 30, 2000 and August 31, 2000 was $53,639,433 and
$40,302,855, respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2001- $1,298,890; 2002- $38,301,146; 2003- $1,303,559;
2004- $1,306,142; 2005- $1,308,905; thereafter $11,419,681.

Interest cost expensed and capitalized during the three months ended
November 30, 2000 and 1999 was as follows:
                                      2000                1999
                                    ________            ________

          Interest expensed         $728,810            $632,399
          Interest capitalized        53,930              95,473
                                    ________            ________

              Total interest cost   $782,740            $727,872
                                    ________            ________
                                    ________            ________

7.  Dividends:

On October 3, 2000 the Company declared a year-end dividend of $1.00 per share, which was paid on October 27, 2000.

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

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2000:
              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $   1,095,619   2,938,210   4,799,772   1,441,883   10,275,484
Costs and
  expenses        835,154   2,236,378   4,315,279   1,708,532    9,095,343
Depreciation and
  amortization    610,453     652,679     356,917     130,598    1,750,647

Segment profit    260,465     701,832     484,493    (266,649)   1,180,141

Segment assets 54,259,074  52,036,655  20,930,064  48,633,942  175,859,735


The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 1999:
              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $   1,702,564   1,451,140   2,986,818  14,424,747   20,565,269
Costs and
  expenses      1,075,455   1,422,700   2,899,568   1,397,811    6,795,534
Depreciation and
  amortization    603,876     492,292     240,062     122,690    1,458,920

Segment profit    627,109      28,440      87,250  13,026,936   13,769,735

Segment assets 39,387,876  42,368,444  13,474,271  72,284,841  167,515,432


*Consists of rents, investments, real estate activities and other such items of a general corporate nature.


9.  Adoption of Accounting Standard

As of September 1, 2000, the Company adopted Statements of Financial
Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative instruments and Hedging Activities" as amended by SFAS 137 and 138.

SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Upon adoption, the Company's management decided not to designate any of its derivative instruments as hedge transactions and, accordingly, the changes in fair value of derivatives are recorded each period in current operations.

At September 1, 2000, the fair value of these derivatives was equal to a gain of $41,620. This adjustment was recorded against operations as of September 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income taxes of $15,662, or $25,958 after-tax.

10. Stock Option Plan

On November 3, 1998, the Company adopted the Alico, Inc., Incentive
Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant.

                                                            Weighted
                                            Weighted         average
                                             average        remaining
                                             exercise       contractual
                              Shares          price       Life (in years)
                             _______        _________     _______________
     Balance outstanding,
     August 31, 1998            -               -              -

     Granted                  34,700         $14.62       _______________
                             _______        _________     _______________
     Balance outstanding,
     August 31, 1999          34,700          14.62            11
                                                          _______________
     Granted                  14,992          14.62       _______________
                             _______        _________

     Balance outstanding,
     August 31, 2000          49,692          14.62            10
                                                          _______________
     Granted                  51,074          14.62       _______________
                             _______        _________

     Balance outstanding,
     November 30, 2000       100,766          14.62
                             _______        _________
                             _______        _________


On November 30, 2000, there were 49,692 shares exercisable and 549,234 shares available for grant.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $49,488,809 at November 30, 2000, up from $44,232,006 at August 31, 2000. As of November 30, 2000, the Company had cash and cash investments of $2,057,446 compared to $1,796,428 at August 31, 2000. Marketable securities decreased from $18,055,099 to
$17,523,548 during the same period. The ratio of current assets to current liabilities increased to 11.5 to 1 at November 30, 2000 from
4.58 to 1 at August 31, 2000. Total assets decreased by $1,016,305 to $175,859,735 at November 30, 2000 from $176,876,040 at August
31, 2000.

In connection with financing agreements with commercial banks (See
Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately
$6.3 million at November 30, 2000.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 2000 decreased by $7,806,627 when compared to the first quarter of fiscal 2000. Income before income taxes decreased $12,589,594 for the three months ended
November 30, 2000, when compared to the same period a year ago. This was primarily due to the decrease in earnings from real estate activities
($96,916 for the three months ended November 30, 2000 compared to $12,479,287 for the three months ended November 30, 1999).

Earnings from agricultural activities increased during the first quarter of fiscal 2001 ($1,446,790 vs. $742,799 during the first three months of fiscal 2001 and 2000, respectively).


Citrus
______

Citrus earnings decreased for the quarter ended November 30, 2000, when compared to the prior year ($260,465 during the first quarter of fiscal
2001 vs. $627,109 during the same period in fiscal 2000). This is largely the result of the recognition of revenue from the fiscal 1999 fresh fruit crop which was greater than the comparable amount realized in the first quarter of the current year ($280,758 in the first quarter of fiscal
2001, compared to $758,750 in the first quarter of fiscal 2000, see
Note 1 to the Notes to Condensed Consolidated Financial Statements).

Sugarcane
_________

Sugarcane earnings increased during the first quarter of 2001 ($701,832 during fiscal 2001 vs. $28,440 during fiscal 2000) when compared to the prior year. Producing acres have increased and, as a result, more acres are being harvested. Improved yields and market prices have also contributed to the rise.

Ranching
________

Ranch earnings also increased when compared to a year ago ($484,493 vs.
$87,250 for the three months ended November 30, 2000 and November 30, 1999, respectively). Increased market prices for beef are the primary cause of the improvement.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company has been capitalized by transferring cash and approximately 6,000 acres of the Lee County property along with the sales contracts, referred to below.
Through Agri, the Company expects to be able to underwrite previously uninsurable risk related to catastrophic crop and other losses.
Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. While Agri underwrote a small policy during August of 2000, it is expected to begin writing more significant coverages before the end of fiscal 2001.

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

No changes













































                                                                    FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             November 30, 2000.

         C.  Exhibit 27  -  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         November 3, 2000
         December 7, 2000
         December 14, 2000
         December 18, 2000





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 12, 2001                          W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

January 12, 2001                          L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

January 12, 2001                          Deirdre M. Purvis
Date                                      Controller
                                          (Signature)




                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc.
and subsidiaries as of November 30, 2000, and the related condensed consolidated statements of operations for the three month periods ended November 30, 2000 and 1999, the condensed consolidated statements of stockholders' equity for the three month period November 30, 2000, and the condensed consolidated statements of cash flows for the three month periods ended November 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 12, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


							s/s KPMG LLP


Orlando, Florida
January 4, 2001














                                                                    FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 2000:



    Number of shares outstanding at August 31, 2000       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 2000     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/00 - 11/30/00                    7,027,827
                                                          _________
                                                          _________





                                                       EXHIBIT B



















