Form 10-Q
period 2001-02-28
ALICO INC
filed 2001-04-12
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 2001.

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



                           Yes  X          No



There were 7,031,625 shares of common stock, par value $1.00 per share, outstanding at April 12, 2001.



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 ALICO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited - See Accountants' Review Report)

                         Three Months Ended               Six Months Ended
                    Feb. 28, 2001  Feb. 29, 2000    Feb. 28, 2001  Feb. 29, 2000
                    _____________  _____________    _____________ ______________
Revenue:
     Citrus           $10,421,372    $ 9,169,863    $ 11,516,991   $  10,872,427
     Sugarcane          6,303,311      5,021,040       9,241,521       6,472,180
     Ranch                951,472        582,446       5,751,244       3,569,264
     Rock products
       and sand           412,213        333,432         833,858         682,272
     Oil lease and
       land rentals       167,860        193,876         372,600         607,012
     Forest products          576         12,168          28,283          45,416
     Profit on sales of
       real estate      1,025,459        132,003       1,220,723      12,991,854
     Interest and
       investment income  229,659      1,565,781         731,581       2,335,453
     Other                 51,251         10,628         141,856          10,455
                      ___________    ___________    ____________    __________

 Total revenue         19,563,173     17,021,237      29,838,657      37,586,333
                      ___________    ___________    ____________   ____________
Cost and expenses:
     Citrus production,
       harvesting and
       marketing        9,424,949      8,527,121      10,260,103      9,602,576
     Sugarcane production
       and harvesting   5,056,250      4,452,486       7,292,628      5,875,186
     Ranch                918,405        523,905       5,233,684      3,423,473
     Real estate expenses  84,003        118,464         182,351        287,818
     Interest             979,890        777,157       1,708,700      1,409,556
     Other, general and
       administrative   1,165,033        725,944       2,046,407      1,321,829
                      ___________    ___________     ___________     __________

 Total costs and
    expenses          17,628,530      15,125,077     26,723,873      21,920,438
                     ___________     ___________   ____________     ___________

Income before
  income taxes        1,934,643       1,896,160      3,114,784       15,665,895

Provision for
  income taxes	         643,777         643,575      1,019,174        5,801,939
                    ___________     ___________   ____________      ___________

Net income            1,290,866       1,252,585      2,095,610        9,863,956
                    ___________     ___________   ____________      ___________
                    ___________     ___________   ____________      ___________

Weighted average number of shares
  outstanding         7,027,827       7,027,827      7,027,827        7,027,827
                    ___________     ___________   ____________      ___________
                    ___________     ___________   ____________      ___________

Per share amounts:
 Basic and diluted  $       .18    $       .18     $        .30    $      1.40
 Dividends          $        -     $        -      $       1.00    $       .30

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                             February 28, 2001   August 31, 2000
                                                (Unaudited)
                                             _________________   _______________
       ASSETS
Current assets:
     Cash and cash investments                 $  2,489,053       $  1,796,428
     Marketable Securities                       18,428,247         18,055,099
     Accounts receivable                         10,392,243         11,954,721
     Mortgage and notes receivable                2,544,976          2,509,034
     Inventories                                 17,243,833         21,915,039
     Other current assets                           393,641            348,062
                                               ____________       ____________

          Total current assets                   51,491,993         56,578,383

Notes receivable, non-current                     7,553,043          7,334,579
Land held for development and sale                7,502,494          7,147,937
Investments                                       1,163,388            959,252
Property, buildings and equipment               137,747,147        136,822,381
Less:  Accumulated depreciation                 (33,002,429)       (31,966,492)
                                               ____________       ____________

          Total assets                         $172,455,636       $176,876,040
                                               ____________       ____________
                                               ____________       ____________


                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         February 28, 2001     August 31, 2000
                                            (Unaudited)
   LIABILITIES                           _________________     _______________
Current liabilities:
     Accounts payable                       $  1,367,540          $  2,429,242
     Due to profit sharing plan                        0               429,784
     Accrued ad valorem taxes                    374,360             1,780,807
     Current portion of notes payable          1,298,890             1,298,890
     Accrued expenses                          1,187,928               988,011
     Income taxes payable                      1,290,946             4,169,517
     Deferred income taxes                       895,833             1,250,026
                                            ____________          ____________

          Total current liabilities            6,415,497            12,346,277

Deferred revenue                               9,652,407             9,540,000

Notes payable                                 46,782,766            40,302,855

Deferred income taxes                         10,592,354            10,889,095

Deferred retirement benefits                     350,502               252,809
                                            ____________          ____________

          Total liabilities                   73,793,526            73,331,036
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,027,827          $  7,027,827

Additional paid in capital                       104,354                17,885

Accumulated other comprehensive income         1,122,299             1,159,445

Retained earnings                             90,407,630            95,339,847
                                            ____________          ____________

     Total stockholders' equity               98,662,110           103,545,004
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $172,455,636          $176,876,040
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.



                        ALICO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (See Accountants' Review Report)

                                                 Accumulated
                      Common Stock                  Other     Additional
                    Shares              Retained Comprehensive Paid in
                    Issued    Amount    Earnings   Income      Capital    Total
                   _________ _________ __________  _______   _________  _______
Balances,
August 31, 1999    7,027,827 $7,027,827$83,337,579 $1,029,953     - $91,395,359
_______________

Comprehensive income:
Net income for
 the year ended
 August 31, 2000         -         -   14,110,616       -         -  14,110,616
Unrealized gains
 on securities,
 net of taxes            -         -         -       129,492      -     129,492
 and reclassification
 adjustment                                                          __________
Total comprehensive income             						                        14,240,108
Dividends paid           -         -   (2,108,348)      -         -  (2,108,348)
Stock based compensation -         -         -          -    $17,885     17,885
                   _________  _______  ___________ ________ ________ __________
Balances,
August 31, 2000    7,027,827$7,027,827 $95,339,847$1,159,445$17,885 $103,545,004
_______________

Comprehensive income:
Net income for
 the six months ended
 February 28, 2001       -         -     2,095,610      -        -    2,095,610
Unrealized gains on
 securities, net of
 taxes and               -         -          -     (37,146)     -      (37,146)
 reclassification
 adjustment
                                                                     ___________
Total comprehensive income                                            2,058,464
Dividends paid           -         -    (7,027,827)     -        -   (7,027,827)
Stock based compensation -         -          -         -    $86,469     86,469
                    ________  _________ ___________ ________ ________ __________

Balances,
 February 28, 2001
 (Unaudited)       7,027,827 $7,027,827$90,407,630$1,122,299$104,354 $98,662,110
                   _________ __________ __________ ________ ________ __________
                   _________ __________ __________ ________ ________ __________


                                                      February 28,    August 31,
                                                          2001           2000
                                                      (Unaudited)
Disclosure of reclassification amount:         	     ____________    ___________
  Unrealized holding gains (losses)
      arising during the period                        $(552,477)   $2,176,940
  Less: reclassification adjustment
      for gains (losses) included
      in net income                                     (515,331)    2,047,448
                                                       _________    __________

    Net unrealized gains (losses) on securities        $ (37,146)   $  129,492
                                                       _________    __________
                                                       _________    __________

See accompanying Notes to Condensed Consolidated Financial Statements.



                           ALICO, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountants' Review Report)
                                                 Six Months Ended February 28,
                                                      2001             2000
                                                 _______________________________
Cash flows from operating activities:
    Net income                                   $ 2,095,610       $9,863,956
    Adjustments to reconcile net income to cash
     provided from (used for) operating activities:
    Depreciation and amortization                  3,470,493        2,747,779
          Net decrease in current assets and
            liabilities                            1,528,714        1,197,886
          Deferred income taxes                     (628,525)       3,711,525
          Gain on sales of real estate            (1,038,372)     (12,991,854)
          Other                                     (318,693)        (202,236)
                                                   __________      __________
            Net cash provided from
              operating activities                 5,109,227        4,327,056
                                                  __________       __________
Cash flows from (used for) investing activities:

    Purchases of property and equipment           (4,719,030)      (6,642,920)
    Proceeds from sales of real estate               692,676        4,141,731
    Proceeds from sales of property and equipment    880,351          309,712
    Purchases of marketable securities            (1,558,796)      (1,024,602)
    Proceeds from sales of marketable securities   1,090,519          553,895
                                                   __________       __________
            Net cash used for
             investing activities                 (3,614,280)      (2,662,184)
                                                   __________       __________
Cash flows from (used for) financing activities:

    Notes receivable collections                    (254,406)          38,074
    Repayment of bank loan                       (24,038,916)     (16,201,724)
    Proceeds from bank loan                       30,518,827       16,643,391
    Dividends paid                                (7,027,827)      (2,108,348)
                                                  __________       __________
          Net cash used for
              financing activities                  (802,322)      (1,628,607)
                                                  __________       __________
            Net increase in cash and
              cash investments                    $  692,625       $   36,265
                                                  __________       __________
                                                  __________       __________

Cash at beginning of period                        1,796,428          740,829
                                                  __________       __________
                                                  __________       __________

Cash at end of period                              2,489,053          777,094
                                                  __________       __________
                                                  __________       __________


Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
      amount capitalized                          $1,857,944       $1,560,086
                                                  __________       __________
                                                  __________       __________

    Cash paid for income taxes                    $4,291,269       $  383,817
                                                  __________       __________
                                                  __________       __________
Non-cash investing and financing activities:

    Mortgage and notes receivable issued in
      exchange for land, less unamortized
      discount                                  $     -0-         $11,511,190
                                                 ___________       __________
                                                 ___________       __________

    Fair value adjustments to securities
      available for sale                          $  (59,557)      $  444,520
                                                  __________       __________
                                                  __________       __________
    Income tax effect related to fair
      value adjustment                            $   22,411       $  166,926
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2000.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 2001 and August 31, 2000 and the consolidated results of operations and cash flows for the three and six months ended February 28, 2001 and February 29, 2000.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $280,758 in 2001 and $1,839,642 in 2000. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at February 28, 2001 and August 31, 2000 are as follows:
                                         February 28,         August 31,
                                             2001                2000
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $    238,019         $  238,417
    Mortgage notes receivable
       on bulk land sales                   9,540,000          9,540,000
    Other notes receivable                    320,000             65,196
                                         ____________         __________

    Total mortgage notes receivable      $ 10,098,019        $ 9,843,613
    Less current portion                    2,544,976          2,509,034
                                         ____________         __________

       Non-current portion               $  7,553,043         $7,334,579
                                         ____________         __________
                                         ____________         __________

In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over the next four years.


4. Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         February 28,         August 31,
                                             2001                2000
                                         ____________        ___________

    Unharvested fruit crop on trees      $  8,661,770        $ 9,160,234
    Unharvested sugarcane                   2,134,993          5,095,514
    Beef cattle                             6,232,666          7,469,897
    Sod                                       214,404            189,394
                                         ____________        ___________

         Total inventories               $ 17,243,833        $21,915,039
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. As discussed in the Company's first quarter 10-Q, effective September 1, 2000, gains and losses under these agreements are recognized as incurred. The Company recorded losses under these agreements for the three months ended February 28, 2001 totaling
$38,000.


5.  Income taxes:

The provision for income taxes for the quarters and six months ended February
28, 2001 and February 29, 2000 is summarized as follows:

                          Three Months Ended               Six Months Ended
                  Feb. 28, 2001  Feb. 29, 2000    Feb. 28, 2001  Feb. 29, 2000
                  _____________  _____________    _____________  ______________
Current:
Federal income tax   $  842,581    $1,137,366        $1,395,355      $1,829,848
State income tax        163,895       139,780           252,344         260,566
                  _____________  _____________    _____________  ______________

                      1,006,476     1,277,146         1,647,699       2,090,414
                  _____________  _____________    _____________  ______________

Deferred:
Federal income tax     (308,573)     (555,221)         (535,546)      3,154,796
State income tax        (54,126)      (78,350)          (92,979)        556,729
                  _____________  _____________    _____________  ______________

                       (362,699)     (633,571)         (628,525)      3,711,525
                  _____________  _____________    _____________  ______________
Total provision for
    income taxes      $ 643,777    $  643,575        $1,019,174      $5,801,939
                  _____________  _____________    _____________  ______________
                  _____________  _____________    _____________  ______________



Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters and six months ended February 28, 2001 and February 29, 2000:

                        Three Months Ended               Six Months Ended
                  Feb. 28, 2001  Feb. 29, 2000    Feb. 28, 2001  Feb. 29, 2000
                  _____________  _____________    _____________  ______________

Expected income tax  $  657,779   $    644,695      $ 1,059,027   $  5,326,404
Increase (decrease)
  resulting from:
State income taxes, net
  of federal benefit     71,581         41,236         103,754         539,415
Nontaxable interest and
  dividends             (31,606)       (31,052)        (64,026)        (57,788)
Tax exempt income from
  Agri-Insurance
  Co, Ltd              (133,585)           -0-        (133,585)           -0-
Other reconciling items,
  net                   (20,392)       (11,304)         54,004          (6,092)
                    ____________   ____________    ____________    ___________

 Total provision for
  income taxes        $ 643,777   $    643,575     $ 1,019,174     $  5,801,939
                   ____________   _____________   ____________      ___________
                   ____________   _____________   ____________      ____________


6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2002 and up to $3 million which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at February 28, 2001 and August 31, 2000 was $46,782,766 and
$40,302,855, respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2001- $1,298,890; 2002- $32,479,973; 2003- $1,303,559;
2004- $1,306,142; 2005- $1,308,905; thereafter $10,384,187.

Interest cost expensed and capitalized during the six months ended
February 28, 2001 and February 29, 2000 was as follows:

                                      2001                2000
                                    ________            ________

          Interest expensed       $1,708,700          $1,409,556
          Interest capitalized       109,909             228,667
                                    ________            ________

          Total interest cost     $1,818,609          $1,638,223
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

The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2001:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  11,516,991   9,241,521   5,751,244   3,328,901   29,838,657
Costs and
  expenses     10,260,103   7,292,628   5,233,684   3,937,458   26,723,873
Depreciation and
  amortization  1,243,000   1,256,219     718,639     252,635    3,470,493

Segment profit  1,256,888   1,948,893     517,560    (608,557)   3,114,784

Segment assets 54,845,676  51,831,962  20,407,345   45,370,653 172,455,636


The following table presents information for each of the Company's operating segments as of and for the six months ended February 29, 2000:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  10,872,427   6,472,180   3,569,264  16,672,462   37,586,333
Costs and
  expenses      9,602,576   5,875,186   3,423,473   3,019,203   21,920,438
Depreciation and
  amortization  1,214,698     992,681     288,922     251,478    2,747,779

Segment profit  1,269,851     596,994     145,791  13,653,259   15,665,895

Segment assets 56,030,620  49,794,338  20,969,288  40,175,563  166,969,809

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

                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       Life (in years)
                               _______        _________     _______________

     Balance outstanding,
     August 31, 2000            49,692          14.62            10
                                                            _______________
     Granted                    51,074          14.62       _______________
                               _______        _________

     Balance outstanding,
     February 28, 2001         100,766          14.62
                               _______        _________
                               _______        _________

On February 28, 2001, there were 49,692 shares exercisable and 549,234 shares available for grant.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $45,076,496 at February 28, 2001, up from $44,232,006 at August 31, 2000. As of February 28, 2001, the Company had cash and cash investments of $2,489,053 compared to $1,796,428 at August 31, 2000.
Marketable securities increased from $18,055,099 to $18,428,247 during the same period. The ratio of current assets to current liabilities increased to 8.03 to 1 at February 28, 2001 from 4.58 to 1 at August 31, 2000. Total assets decreased to $172,455,636 at February 28, 2001, compared to $176,876,040 at August 31, 2000.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $12.8 million at February 28, 2001.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations.
The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the six months ending February 28, 2001 decreased by $7,768,346 when compared to the same period a year ago. ($2,095,610 vs. $9,863,956 for the six months ended February 28, 2001 and February 29, 2000, respectively). Net income increased during the three months ended February 28, 2001, compared to the same period a year ago ($1,290,866 vs. $1,252,585).

Income before income taxes decreased $12,551,111 for the six months ended
February 28, 2001, when compared to the same period a year ago. This was primarily due to the decrease in earnings from real estate activities
($1,038,372 for the six months ended February 28, 2001 compared to $12,704,036 for the six months ended February 29, 2000).

Earnings from agricultural activities increased from the prior year
($2,276,551 vs. $1,269,837 for the second quarter, and $3,723,341 vs.
$2,012,636 during the first six months of fiscal 2001 and 2000, respectively).

Citrus
______

Citrus earnings increased for the second quarter ($996,423 during fiscal
2001 vs. $642,742 during fiscal 2000) but decreased slightly during the six months ended February 28, 2001, when compared to the prior year ($1,256,888 during the first half of fiscal 2001 vs. $1,269,851 during the same period in fiscal 2000). This is largely the result of the recognition of revenue from the fiscal 1999 fresh fruit crop which was greater than the comparable amount realized in the second quarter of the current year
($280,758 in the second quarter of fiscal 2001, compared to $758,750 in the second quarter of fiscal 2000, see Note 1 to the Notes to Condensed
Consolidated Financial Statements).

Sugarcane
_________

Sugarcane earnings increased both for the second quarter ($1,247,061 for fiscal 2001 vs. $568,554 for fiscal 2000) and the six months ended
February 28, 2001 ($1,948,893 vs. $596,994 for the six months ended
February 29, 2000) Producing acres have increased and, as a result, more acres are being harvested. The increased yields and market prices continue to contribute to the improvement.

Ranching
________

Ranch earnings decreased for the second quarter ($33,067 vs. $58,541 for the three months ended February 28, 2001 and February 29, 2000, respectively) but increased when compared to a year ago ($517,560 vs. $145,791 for the six months ended February 28, 2001 and February 29, 2000, respectively).
Increased production and improved market prices for beef are the primary cause of the improvement.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company has been capitalized by transferring cash and approximately 6,000 acres of the Lee County property along with the sales contracts, referred to below. General and administrative expenses increased $725 thousand, primarily due to the formation of Agri. Through Agri, the Company expects to be able to underwrite previously uninsurable risk related to catastrophic crop and other losses.

Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. While Agri has underwritten a modest amount of coverage (approximately $3.2 million) during August and December of 2000, it is expected that more significant coverages will be written before the end of 2001.


In December of 1999, the Company entered into a contract to sell approximately 2,500 acres for $50 million to Naples/Dallas Venture, Inc.
The agreement called for closings to occur on 250 acres per year for 10 years. In January 2001, a third party contracted with the Company to purchase approximately 2000 additional acres. The purchaser has assumed the Naples/Dallas contract, combining the two parcels for a total purchase price of approximately $112 million. The new contract calls for closings to occur on 450 acres per year for 10 years. The first closing is expected during fiscal 2003.

During September of 1999, the Company completed a sale of 1,230 acres of land surrounding the University site in Lee County for $16.5 million.
The contract called for 25 percent of the purchase price to be paid at closing, with the balance of $12.3 million payable annually over the next four years. In August of 2000, Agri sold another 488 acres to Miromar, also near the University, for $10.6 million. In connection with the sale, they agreed to pay off the $12.3 million mortgage related to the September 1999 sale and pay 10% of the contract price for their second purchase at closing. The balance is payable over the next four years. The first sale generated a pre-tax gain of $13.4 million. The gain related to the second sale has only been recognized to the extent that 10% of the purchase price has been collected net of closing costs ($959 thousand). The remainder of the gain and related mortgage will be recognized upon receipt of 20% of the contract price.
This is expected to occur during August of 2001.

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

No changes



                                                        FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             February 28, 2001.


    (b)  Reports on Form 8-K.

         November 3, 2000
         December 7, 2000
         December 14, 2000
         December 18, 2000
         December 21, 2000
         March 7, 2001
         March 23, 2001


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



April 12, 2001                            W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

April 12, 2001                            L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

April 12, 2001                            Deirdre M. Purvis
Date                                      Controller
                                          (Signature)




                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc.
and subsidiaries as of February 28, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended February 28, 2001 and February 29, 2000, the condensed consolidated statements of stockholders' equity for the six-month period
February 28, 2001, and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 2001 and February 29, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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


                                  							s/s KPMG LLP


Orlando, Florida
April 2, 2001




                                                           EXHIBIT B


                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 28, 2001:



    Number of shares outstanding at August 31, 2000       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at February 28, 2001     7,027,827

                                                          _________
                                                          _________



    Weighted Average 9/1/00 - 02/28/01                    7,027,827
                                                          _________
                                                          _________






