Form 10-Q
period 2001-05-31
ALICO INC
filed 2001-07-16
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 2001.

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



                           Yes  X          No



There were 7,044,513 shares of common stock, par value $1.00 per share, outstanding at July 16, 2001.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             ALICO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited - See Accountants' Review Report)

                          Three Months Ended             Nine Months Ended
                     May 31, 2001   May 31, 2000   May 31, 2001   May 31, 2000
                    _____________  _____________  _____________  _____________
Revenue:
  Citrus              $12,658,475    $10,117,724   $ 24,175,466   $ 20,990,151
  Sugarcane             2,697,707      2,310,378     11,939,228      8,782,558
  Ranch                 2,156,471      1,668,378      7,907,715      5,237,642
  Rock products
    and sand              447,055        307,176      1,280,913        989,448
  Oil lease and
    land rentals          298,838        187,081        671,438        794,093
  Forest products           7,700          9,534         35,983         54,950
  Profit on sales of real
    estate                514,948          2,157      1,735,671     12,994,011
  Interest and
    investment income     214,852        912,231        946,433      3,247,684
  Other                    49,067         12,571        190,923         23,026
                      ___________    ___________   ____________   ____________

    Total revenue      19,045,113     15,527,230     48,883,770     53,113,563
                      ___________    ___________   ____________   ____________

Cost and expenses:
  Citrus production,
    harvesting and
    marketing           9,396,475      8,818,103     19,656,578     18,420,679
  Sugarcane production
    and harvesting      2,031,410      1,033,629      9,324,038      6,908,815
  Ranch                 1,445,549      1,427,821      6,679,233      4,851,294
  Real estate expenses     84,171        151,954        266,522        439,772
  Interest                647,342        662,924      2,356,042      2,072,480
  Other, general and
    administrative      1,043,296        898,722      3,089,703      2,220,551
                      ___________    ___________   ____________   ____________

     Total costs and
       expenses        14,648,243     12,993,153     41,372,116     34,913,591
                      ___________    ___________   ____________   ____________

Income before
    income taxes        4,396,870      2,534,077      7,511,654     18,199,972
Provision for
    income taxes	      1,425,128      1,064,258      2,444,302      6,866,197
                      ___________    ___________   ____________   ____________

Net income              2,971,742      1,469,819      5,067,352     11,333,775
                      ___________    ___________   ____________   ____________
                      ___________    ___________   ____________   ____________


Weighted average number of shares
  outstanding           7,031,585      7,027,827      7,029,023     7,027,827
                      ___________    ___________   ____________  ____________
                      ___________    ___________   ____________  ____________
Per share amounts:
  Basic and diluted   $       .42    $       .21   $        .72   $      1.61
  Dividends           $        -     $        -    $       1.00   $       .30

See accompanying Notes to Condensed Consolidated Financial Statements.

                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)
                                             May 31, 2001   August 31, 2000
                                           ___(Unaudited)___________________
          ASSETS
Current assets:
     Cash and cash investments                 $  2,502,156     $  1,796,428
     Marketable securities                       19,160,246       18,055,099
     Accounts receivable                         12,717,078       11,954,721
     Mortgage and notes receivable                2,544,976        2,509,034
     Inventories                                 17,248,119       21,915,039
     Other current assets                           293,744          348,062
                                               ____________     ____________

          Total current assets                   54,466,319       56,578,383

Notes receivable, non-current                     7,545,097        7,334,579
Land held for development and sale                7,739,661        7,147,937
Investments                                       1,163,827          959,252
Property, buildings and equipment               138,480,258      136,822,381
Less:  Accumulated depreciation                 (34,376,433)     (31,966,492)
                                               ____________     ____________

          Total assets                         $175,018,729     $176,876,040
                                               ____________     ____________
                                               ____________     ____________



























                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            May 31, 2001    August 31, 2000
        LIABILITIES                      ___(Unaudited)_____________________
Current liabilities:
     Accounts payable                       $  1,306,198        $  2,429,242
     Due to profit sharing plan                        0             429,784
     Accrued ad valorem taxes                    930,470           1,780,807
     Current portion of notes payable          1,298,890           1,298,890
     Accrued expenses                            814,191             988,011
     Income taxes payable                      1,093,195           4,169,517
     Deferred income taxes                     1,672,411           1,250,026
                                            ____________        ____________

          Total current liabilities            7,115,355          12,346,277

Deferred revenue                               9,622,861           9,540,000

Notes payable                                 45,336,099          40,302,855

Deferred income taxes                         10,512,747          10,889,095

Deferred retirement benefits                     433,527             252,809
                                            ____________        ____________

          Total liabilities                   73,020,589          73,331,036
                                            ____________        ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,041,865        $  7,027,827

Additional paid in capital                       295,551              17,885

Accumulated other comprehensive income         1,281,352           1,159,445

Retained earnings                             93,379,372          95,339,847
                                            ____________        ____________

     Total stockholders' equity              101,998,140         103,545,004
                                            ____________        ____________
     Total liabilities and
       stockholders' equity                 $175,018,729        $176,876,040
                                            ____________        ____________
                                            ____________        ____________

See accompanying Notes to Condensed Consolidated Financial Statements.



                      ALICO, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (See Accountants' Review Report)
                                                Accumulated
                     Common Stock                   Other
                                                   Compre- Additional
                  Shares                Retained  hensive  Paid in
                  Issued     Amount     Earnings   Income  Capital   Total
                _________ __________ ___________ _______ _______ ___________
Balances,
August 31, 1999 7,027,827 $7,027,827 $83,337,579 $1,029,953  $-   $91,395,359
_______________

Comprehensive income:
  Net income for
   the year ended
   August 31, 2000   -           -    14,110,616       -     -     14,110,616
  Unrealized gains on
   securities, net of
   taxes and
   reclassification
   adjustment        -           -           -     129,492   -        129,492
                                                                 ____________

Total comprehensive
   income                                                          14,240,108
Dividends paid       -           -    (2,108,348)      -      -    (2,108,348)
Stock options
   exercised         -           -            -         -      -        -
Stock based
   compensation      -           -            -         -  17,88       17,885
               _________  __________ ___________  ________ _______  _________
Balances,
August 31,2000 7,027,827 $7,027,827 $95,339,847 $1,159,445$17,885$103,545,004
_______________

Comprehensive income:
  Net income for
   the nine months ended
   May 31, 2001     -            -     5,067,352      -        -    5,067,352
  Unrealized gains on
    securities, net
    of taxes and
    reclassification
    adjustment      -            -           -     121,907     -      121,907
                                                                  ___________
Total comprehensive
    income                                                          5,189,259
Dividends paid      -           -    (7,027,827)       -      -    (7,027,827)
Stock options
    exercised    14,038      14,038          -         -  191,198     205,236
Stock based
    compensation    -           -            -         -   86,468      86,468
               ________     _______   ___________   ______  _______ _________

Balances,
May 31, 2001
 (Unaudited) 7,041,865 $7,041,865 $93,379,372 $1,281,352 $295,551$101,998,140
             _________  __________ ___________  ________ ________ ___________
             _________  __________ ___________  ________ ________ ___________


                                                      May 31,     August 31,
2001 2000
Disclosure of reclassification amount:       	   _(Unaudited)_  __________
  Unrealized holding gains (losses)
      arising during the period                      $(389,118)   $2,176,940
  Less: reclassification adjustment
      for gains (losses) included in net
      income                                          (511,025)    2,047,448
                                                      _________   __________

        Net unrealized gains on securities          $  121,907    $  129,492
                                                      _________   __________
                                                      _________   __________

See accompanying Notes to Condensed Consolidated Financial Statements.


































                         ALICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited - See Accountants' Review Report)
                                                   Nine Months Ended May 31,
                                                     2001             2000
                                                 ____________________________
Cash flows from operating activities:
     Net income                                   $ 5,067,352     $11,333,775
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization             5,224,329       4,234,341
          Net decrease in current assets and
            liabilities                            (2,284,912)     (2,409,233)
          Deferred income taxes                       (27,516)      4,222,175
          Gain on sales of real estate             (1,735,671)    (12,994,011)
          Other                                       367,484        (278,111)
                                                   __________      __________
            Net cash provided from
              operating activities                  6,611,066       4,108,936
                                                   __________      __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (6,277,820)     (8,047,504)
     Proceeds from sales of real estate             2,606,304       4,199,731
     Proceeds from sales of property and equipment    901,190         310,962
     Purchases of marketable securities            (2,525,341)     (1,169,509)
     Proceeds from sales of marketable securities   1,631,371       1,562,188
                                                   __________      __________
            Net cash used for
              investing activities                 (3,664,296)     (3,144,132)
                                                   __________      __________
Cash flows from (used for) financing activities:

     Net (issuance of) collection on
         notes receivable                            (246,459)            530
     Repayment of bank loan                       (30,980,583)    (21,183,391)
     Proceeds from bank loan                       36,013,827      23,214,391
     Dividends paid                                (7,027,827)     (2,108,348)
                                                   __________      __________
            Net cash used for
              financing activities                 (2,241,042)        (76,818)
                                                   __________      __________
            Net increase in cash and
              cash investments                        705,728         887,986


Cash at beginning of period                         1,796,428         740,829
                                                   __________      __________

Cash at end of period                             $ 2,502,156     $ 1,628,815
                                                   __________      __________
                                                   __________      __________






Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $2,575,648      $2,373,057
                                                   __________      __________
                                                   __________      __________

     Cash paid for income taxes                    $5,548,139      $1,250,229
                                                   __________      __________
                                                   __________      __________
Non-cash investing and financing activities:

     Mortgage and notes receivable issued in
       exchange for land, less unamortized
       discount                                    $   64,000     $11,625,807
                                                  ___________      __________
                                                  ___________      __________

     Fair value adjustments to securities
       available for sale                          $  195,458      $ (780,196)
                                                   __________      __________
                                                   __________      __________
     Income tax effect related to fair
       value adjustment                            $  (73,551)     $ (293,241)
                                                   __________      __________
                                                   __________      __________

See accompanying Notes to Condensed Consolidated Financial Statements.

                              ALICO, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (See Accountants' Review Report)

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag) and Agri-Insurance Company, Ltd. (Agri), after elimination of all significant inter-company balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2000. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 2001 and August 31, 2000 and the consolidated results of operations and cash flows for the nine months ended May 31, 2001 and 2000.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $617,086 in 2001 and $1,839,642 in 2000. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at May 31, 2001 and August 31, 2000 are as follows:

                                           May 31,            August 31,
                                             2001                2000
                                         ____________         __________
   Mortgage notes receivable
       on retail land sales              $    230,073         $  238,417
    Mortgage notes receivable
       on bulk land sales                   9,540,000          9,540,000
    Other notes receivable                    320,000             65,196
                                         ____________         __________

    Total mortgage notes receivable      $ 10,090,073        $ 9,843,613
    Less current portion                    2,544,976          2,509,034
                                         ____________         __________

       Non-current portion               $  7,545,097         $7,334,579
                                         ____________         __________
                                         ____________         __________

In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over the next four years. In connection with the sale, the Company received 10% of the sales price at closing. Consequently, the Company has deferred recognition of the revenue associated with the mortgage until 20%, including interest, is received.

4. Inventories:

A summary of the Company's inventories is shown below:

                                            May 31,           August 31,
                                             2001                2000
                                         ____________        ___________
    Unharvested fruit crop on trees      $  7,515,006        $ 9,160,234
    Unharvested sugarcane                   2,776,832          5,095,514
    Beef cattle                             6,740,401          7,469,897
    Sod                                       215,880            189,394
                                         ____________        ___________

         Total inventories               $ 17,248,119        $21,915,039
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. As discussed in the Company's first quarter 10-Q, effective September 1, 2000, gains and losses under these agreements are recognized as incurred. The Company recorded losses under these agreements for the nine months ended May 31, 2001 totaling $1,929.


5.  Income taxes:

The provision for income taxes for the quarters and nine months ended May 31, 2001 and May 31, 2000 is summarized as follows:

                           Three Months Ended         Nine Months Ended
                     May 31, 2001  May 31, 2000   May 31, 2001   May 31, 2000
                    _____________  _____________  ______________ ____________
Current:
Federal income tax     $  705,690      $480,493      $2,101,045    $2,310,341
State income tax          118,429        73,115         370,773       333,681
                    _____________  _____________  _____________  ____________

                          824,119       553,608       2,471,818     2,644,022
                    _____________  _____________  _____________  ____________

Deferred:
Federal income tax        508,397       449,770         (27,149)    3,604,566
State income tax           92,612        60,880            (367)      617,609
                    _____________  _____________  _____________  ____________

                          601,009       510,650         (27,516)    4,222,175
                    _____________  _____________  _____________  ____________
Total provision for
      income taxes     $1,425,128    $1,064,258      $2,444,302    $6,866,197
                    _____________  _____________  _____________  ____________
                    _____________  _____________  _____________  ____________

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the quarters and nine months ended May 31, 2001 and May 31, 2000:

                            Three Months Ended            Nine Months Ended
                       May 31, 2001  May 31, 2000   May 31, 2001  May 31, 2000
                      _____________  _____________  ____________ _____________

Expected income tax    $ 1,330,841   $   861,586     $ 2,389,868   $ 6,187,990
Increase (decrease)
  resulting from:
State income taxes, net
  of federal benefit       145,633        51,516         249,387       590,931
Nontaxable interest and
  dividends                (58,365)      (63,031)       (122,391)     (120,819)
Tax exempt income from
  Agri-Insurance Co, Ltd   (51,543)          -0-        (185,128)          -0-
IRS audit adjustments          -0-       188,964             -0-       188,964
Other reconciling items,
  net                       58,562        25,223         112,566        19,131
                     _____________   ____________   ____________   ___________
 Total provision for
  income taxes         $1,425,128    $ 1,064,258    $  2,444,302   $ 6,866,197
                     _____________   ____________   ____________  ____________
                     _____________   ____________   ____________  ____________

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million, which is due in 2002 and up to $3 million which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at May 31, 2001 and August 31, 2000 was $45,336,099 and $40,302,855,
respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2001- $1,298,890; 2002- $31,349,973; 2003- $1,303,559;
2004- $1,306,142; 2005- $1,308,905; thereafter $10,067,520.

Interest cost expensed and capitalized during the nine months ended May 31, 2001 and May 31, 2000 was as follows:

                                     2001                 2000
                                    ________            ________
     Interest expensed            $2,356,042          $2,072,480
     Interest capitalized            138,959             361,933
                                    ________            ________

     Total interest cost incurred $2,495,001          $2,434,413
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

The following table presents information for each of the Company's operating segments as of and for the nine months ended May 31, 2001:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________
Revenue     $  24,175,466  11,939,228   7,907,715   4,861,361   48,883,770
Costs and
  expenses     19,656,578   9,324,038   6,679,233   5,712,267   41,372,116
Depreciation and
  amortization  1,847,958   1,929,626   1,067,935     378,810    5,224,329

Segment profit  4,518,888   2,615,190   1,228,482    (850,906)   7,511,654

Segment assets 54,025,358  52,274,626  19,743,567   48,948,178 175,018,729

The following table presents information for each of the Company's operating segments as of and for the nine months ended May 31, 2000:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________
Revenue     $  20,990,151   8,782,558   5,237,642  18,103,212   53,113,563
Costs and
  expenses     18,420,679   6,908,815   4,851,294   4,732,803   34,913,591
Depreciation and
  amortization  1,809,726   1,580,531     453,128     390,956    4,234,341

Segment profit  2,569,472   1,873,743     386,348  13,370,409   18,199,972

Segment assets 56,189,604  50,481,751  20,765,904  42,885,584  170,322,843

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

                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       Life (in years)
                                _______        _________    _______________
    Balance outstanding,
     August 31, 2000            49,692          14.62            10
                                                            _______________

     Granted                    51,074          14.62       _______________

     Exercised                  14,038          14.62
                               _______        _________

     Balance outstanding,
     May 31, 2001               86,728          14.62
                               _______        _________
                               _______        _________

On May 31, 2001, 14,038 shares have been exercised. There were 35,654 shares exercisable and 549,234 shares available for grant.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $47,350,964 at May 31, 2001, up from $44,232,106 at August 31, 2000. As of May 31, 2001, the Company had cash and cash investments of $2,502,156 compared to $1,796,428 at August 31, 2000. Marketable securities increased from $18,055,099 to $19,160,246 during the same period. The ratio of current assets to current liabilities increased to 7.66 to 1 at May 31, 2001 from 4.58 to 1 at August 31, 2000. Total assets decreased to $175,018,729 at May 31, 2001, compared to $176,876,040 at August 31,
2000.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $12.7 million at May 31, 2001.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the nine months ending May 31, 2001 decreased by $6,266,423 when compared to the same period a year ago. ($5,067,352 vs. $11,333,775 for the nine months ended May 31, 2001 and May 31, 2000, respectively). Net income increased during the three months ended May 31, 2001, compared to the same period a year ago ($2,971,742 vs. $1,469,819).


Income before income taxes decreased $10,688,318 for the nine months ended May 31, 2001, when compared to the same period a year ago. This was primarily due to the decrease in earnings from real estate activities ($1,735,671 for the nine months ended May 31, 2001 compared to $12,994,011 for the nine months ended May 31, 2000).

Earnings from agricultural activities increased from the prior year
($4,639,219 vs. $2,816,927 for the third quarter, and $8,362,560 vs.
$4,829,563 during the first nine months of fiscal 2001 and 2000, respectively).

Citrus
______

Citrus earnings increased for both the third quarter ($3,262,000 during fiscal 2001 vs. $1,299,621 during fiscal 2000) and the nine months ended May 31, 2001, when compared to the prior year ($4,518,888 for 2001 vs. $2,569,472 for 2000). Overall, market prices have increased when compared to the prior year. Additionally, increased yields and a decrease in overall production costs have combined to generate the earnings improvement.

Sugarcane
_________

Sugarcane earnings decreased for the third quarter ($666,297 for fiscal 2001 vs. $1,276,749 for fiscal 2000) but increased for the nine months ended May 31, 2001 ($2,615,190 vs. $1,873,743 for the nine months ended May 31, 2000) Producing acres have increased and, as a result, more acres are being harvested. The increased yields and market prices are the primary factors in the year to date rise in earnings.

Ranching
________

Ranch earnings increased for the third quarter ($710,922 vs. $240,557 for May 31, 2001 and May 31, 2000, respectively) and for the nine months ended May 31, 2001 ($1,228,482 vs. $386,348 for 2001 and 2000,
respectively). Increased production and improved market prices for beef are the primary cause of the improvement.

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

In December of 1999, the Company entered into a contract to sell approximately 2,500 acres for $50 million to Naples/Dallas Venture, Inc. The agreement called for closings to occur on 250 acres per year for 10 years. In January 2001, a third party contracted with the Company to purchase approximately 2000 additional acres. The purchaser has assumed the Naples/Dallas contract, combining the two parcels for a total purchase price of approximately $110 million. The new contract calls for closings to occur on 450 acres per year for 10 years. The first closing is expected during fiscal 2003.

During September of 1999, the Company completed a sale of 1,230 acres of land surrounding the University site in Lee County for $16.5 million. The contract called for 25 percent of the purchase price to be paid at closing, with the balance of $12.3 million payable annually over the next four years. In August of 2000, Agri sold another 488 acres to the same buyer, also near the University, for $10.6 million. In connection with the sale, they agreed to pay off the $12.3 million mortgage related to the September 1999 sale and pay 10% of the contract price for their second purchase at closing. The balance is payable over the next four years. The first sale generated a pre-tax gain of $13.4 million. The gain related to the second sale has only been recognized to the extent that 10% of the purchase price has been collected net of closing costs ($959 thousand). The remainder of the gain and related mortgage will be recognized upon receipt of 20% of the contract price. This is expected to occur before the end of fiscal 2001 (see Note 3 to Condensed Consolidated Financial Statements).

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

No changes

                                                         FORM 10-Q


                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 2001.


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



                                          ALICO, INC.
                                          (Registrant)



July 16, 2001                             W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



July 16, 2001                             L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



July 16, 2001                             Deirdre M. Purvis
Date                                      Controller
                                          (Signature)

                                                        EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of May 31, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended May 31, 2001 and May 31, 2000, the condensed consolidated statement of stockholders' equity for the nine-month period May 31, 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2001 and May 31, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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


							s/s KPMG LLP


Orlando, Florida
June 29, 2001








                                                                   FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31, 2001:



    Number of shares outstanding at August 31, 2000       7,027,827

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 2001          7,041,865

                                                          _________
                                                          _________



    Weighted Average 9/1/00 - 05/31/01                    7,029,023
                                                          _________
                                                          _________





                                                       EXHIBIT B