Form 10-Q/A
period 2001-05-31
ALICO INC
filed 2001-07-16
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q/A


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


General Corporate
_________________

During May 2001, the Company entered into a contract to sell approximately 2,500 acres of its Lee County property for $29 million.