Form 10-K
period 2001-08-31
ALICO INC
filed 2001-11-30
CIK 3545

Alico, Inc.
P. O. Box 338
La Belle, FL  33975

November 13, 2001

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for the year ending August 31, 2001.

Sincerely,

ALICO, INC.

L. Craig Simmons

L. Craig Simmons
Vice President and
Chief Financial Officer

























             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 2001.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
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

As of October 12, 2001 there were 7,059,039 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by non-affiliates was approximately $88,722,551.


               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement dated November 16, 2001 are incorporated by reference in Parts II and III, respectively.

                                 PART I
                                 ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 142,551 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 7 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 68 to 91 percent of annual revenues during the past five years. Citrus groves generate the most gross revenue. Sugarcane ranks second in revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of revenue. Approximately 9,197 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year.
The 11,722 acres in production during the 2001 fiscal year consisted of 903 acres planted in 1995, 2,649 acres planted in 1996, 2,430 acres planted in 1997, 3,377 acres planted in 1998, 2,363 acres planted in 1999.

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

For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 14 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

Subsidiary Operations
_____________________

The Company has two wholly owned subsidiaries; Saddlebag Lake Resorts, Inc. ("Saddlebag") and Agri-Insurance Company, Ltd. ("Agri").

Saddlebag has been active in the subdividing, development and sale of real estate since its inception in 1971. Saddlebag has two subdivisions near Frostproof, Florida which have been developed and are on the market. Approximately 61% of the lots have been sold.

Agri, formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and disease. The subsidiary wrote minor policies during 2000. During fiscal 2001, Agri supplied reinsurance to an independent underwriter who insured catastrophic business interruption coverage for Ben Hill Griffin, Inc.
The total coverage under the policy was $3,143,537 and the premium charged was $126,860. The coverage term was from December 19, 2000 to December 19, 2001. There was a claim incurred during the year totaling $212,000. The Company expects to renew the policy and appropriately adjust premium rates. The financial results of the operation of these subsidiaries are consolidated with those of the Company. (See Note 1 of Notes to Consolidated Financial Statements.)

Citrus
______

Approximately 10,371 acres of citrus were harvested during the 2000 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to August 1st, preceding the fruit season immediately following. Under the terms of the contract the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 2001, approximately 77% of the Company's fruit crop was marketed under this agreement, as compared to 76% in 1999/00. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 23% of total citrus revenue for the year. In fiscal year 1999, approximately 89% of the Company's fruit crop was marketed under this agreement.



Ranch
______

The Company has a cattle operation located in Hendry and Collier counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 14,000 cows, bulls and replacement heifers. Approximately
44% of the herd are from one to five years old, while the remaining 56% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane
_________

The Company had 11,722 acres, 9,588 acres, and 5,432 acres of sugarcane in production during the 2000/01,1999/00, and 1998/99 fiscal years, respectively. The 2000/01, 1999/00, and 1998/99 crops yielded approximately 417,000, 321,000, and 216,000 gross tons, respectively.

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

Land Rental for Grazing, Agricultural and Other Uses
____________________________________________________

The Company rents land to others for grazing, farming and recreational uses, on a tenant-at-will basis, for an annual fee. The income is not significant when compared to overall gross income, however, it does help to offset the expense of carrying these properties until they are put to a more profitable use. The Company has developed additional land to lease for farming.

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

Employees
_________

At the end of August 2001, the Company had a total of 150 full-time employees classified as follows: Citrus 71; Ranch 22; Sugarcane 15; Facilities Maintenance Support 28; General and Administrative 14. There are no employees engaged in the development of new products or research. Management is not aware of any efforts by employees or outside organizers to create any type of labor union arrangement. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

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

Item 2.          Properties.
____________________________

At August 31, 2001, the Company owned a total of 142,551 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        251    9,270      447   --  3,251     --     --      1   13,220

Lee       3,221    1,086       --   --     --     --  1,460  2,369    8,136

Hendry    3,823   45,741   24,774  280  3,763 12,056 15,953  3,629  110,019

Collier   1,902    1,700    1,112   --  4,129     --     --  2,333   11,176
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals    9,197   57,797   26,333  280 11,143 12,056 17,413  8,332  142,551
         ______  _______   ______  ___  _____  _____ ______  _____  _______
         ______  _______   ______  ___  _____  _____ ______  _____  _______

Of the above lands, the Company utilizes 24,178 acres of improved pasture plus approximately 50,000 acres of native pasture for cattle production and 7,927 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

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

Item 3.          Legal Proceedings.
___________________________________

The Company has been informed by Ben Hill Griffin III that he is party to a lawsuit filed against him in Polk County, Florida Circuit
Court by the families of his four sisters, most of the members of whom are beneficiaries of a trust, entitled the Ben Hill Griffin, Jr.
Revocable Intervisos Trust #1 (the "Trust"). The plaintiffs in the lawsuit (The Four Sisters Protectorate, et al. v. Ben Hill Griffin,
III, Trustee, Case No. GC-G-0054, Section 81) sought to impose judicial sanctions on Mr. Griffin III, including his removal as Trustee of the Trust based on allegations of over-compensation and receipt of an illegal bonus. On March 29, 2001, after court-ordered mediation pending completion of which the trial was adjourned, Mr. Griffin III and a representative of the Four Sisters Protectorate, joined by their respective counsel, executed a "Settlement Agreement" which set forth the basic elements of a settlement of the lawsuit, contingent upon several events, including Internal Revenue Service approval of the proposed transaction as a tax free split-off for federal income tax purposes, and the Court's judicial termination of the Trust.
The terms contained in the Settlement Agreement were not intended, nor were they sufficient, to resolve all specific items necessary to consummate a settlement of the lawsuit. The Settlement Agreement provided that the shares of Alico stock then owned by Ben Hill Griffin Investments would be utilized in the tax free split-off, along with other assets, as a means of allocating to the Four Sisters Protectorate assets approximating the value of their interests in Ben Hill Griffin Investments, a holding company wholly owned by the Trust, Ben Hill
Griffin III, and the families represented in the Four Sisters Protectorate.

Mr. Griffin III has indicated that almost immediately following execution of the Settlement Agreement the parties disagreed as to its validity or enforceability on various grounds. On May 14, 2001, the Harris Family filed a motion in the Circuit Court of the 10th Judicial Circuit in and for Polka County, Florida (Case No. GC-G-0054) seeking to have the Settlement Agreement set aside as invalid and unenforceable. On
November 2, 2001 the Court entered a written order that the Settlement Agreement is enforceable. Mr. Griffin III's attorneys indicate that a large number of issues related to the mechanism and terms of the proposed distribution of certain of the assets of the Trust to the families of the four sisters, including the Alico stock beneficially owned by the Trust, remain to be worked out between the representatives of the four sisters and Ben Hill Griffin III and are currently being negotiated. According to them these terms are expected to be set forth in a definitive separation agreement, which is still being negotiated by the parties to the litigation but is expected to be finalized shortly. The Company further understands that consummation of the settlement will be subject to various conditions which are still being discussed, but will include the requirement that the parties receive a favorable
IRS Revenue Ruling. Mr. Griffin III's attorneys indicate that no ruling request has yet been submitted. Neither the Company nor Mr. Griffin III know when or if the settlement will be implemented but believe the IRS ruling process alone could take 6 months from the date a ruling request is submitted.

Mr. Griffin III has also informed the Company that immediately before the hearing on the enforcement of the State court action, lawyers for the Harris family provided Mr. Griffin III's attorneys with copies of a federal court action naming among others as defendants, Mr. Griffin III, individually and as Trustee of the Ben Hill Griffin Jr. Revocable Intervisos Trust #1, and BHG Inc. According to Mr. Griffin III's attorneys, this Litigation was filed in the federal district court for the Northern District of Florida (Case No: 4:olcv 432-5PM). The complaint, among other things, seeks to set aside the settlement agreement based on alleged violations of the securities laws, fraud, and negligence. Although this suit was filed on October 2, 2001, Mr. Griffin III's attorneys indicate that, as of this date, neither Mr. Griffin III nor BHG Inc. has been served in this action. Mr. Griffin III's attorneys have indicated that they believe this suit is without merit, if not frivolous, and have stated that if Mr. Griffin III is ever served, he will defend it vigorously.

Since the Company opted out of the Florida Business Corporation Act's provisions on Affiliated Transactions and Control Share Acquisitions (currently FBCA s. 607.0901 and s. 607.0902) under the predecessor statutes to such sections, transactions contemplated by the Settlement Agreement may not be subject to shareholder approval or review by the Company's Board of Directors.

The Company is not a party to any of this litigation.

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

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 2001 and 2000 are presented below:

                                 2001                    2000
                               Bid Price               Bid Price
                               _________               _________
                            High       Low          High       Low
First Quarter               16 13/16   15 5/16      16 5/16    14 1/2

Second Quarter              17  3/4    15 5/8       18 1/8     15 1/4

Third Quarter               28  5/8    15 3/4       17 1/4     15 1/16

Fourth Quarter              32  1/16   26 5/8       18         14 13/16

Approximate Number of Holders of Common Stock
_____________________________________________

As of October 12, 2001, there were approximately 680 holders of record of Alico, Inc. Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid, and during the last three fiscal years were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 19, 1998          November  6, 1998               $ .50
   October 18, 1999          November  5, 1999               $ .30
   October 13, 2000           October 27, 2000               $1.00

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.


Item 6.          Selected Financial Data.
_________________________________________

                                          Years Ended August 3l,
DESCRIPTION                  2001      2000(a)    1999      1998      1997
                           ________  ________  ________  ________  ________
                                (In Thousands, Except Per Share Amounts)
Revenues                   $ 68,318  $ 62,540  $ 44,947  $ 44,679  $ 47,433
Costs and Expenses           48,205    41,965    37,886    33,654    29,583
Income Taxes                  4,046     6,464     2,980     4,249     6,677
Net Income                   16,066    14,111     4,081     6,776    11,173
Average Number of
  Shares Outstanding          7,033     7,028     7,028     7,028     7,028
Net Income Per Share           2.29      2.01       .58       .96      1.59
Cash Dividend Paid per Share   1.00       .30       .50       .60       .15
Current Assets               61,345    56,578    45,182    42,354    37,887
Total Assets                179,134   176,876   156,922   130,554   117,723
Current Liabilities           7,691    12,346     8,738     5,649     4,988
Ratio-Current Assets
  to Current Liabilities     7.98:1    4.58:1    5.17:1    7.50:1    7.59:1
Working Capital              53,654    44,232    36,444    36,705    32,899
Long-Term Obligations        58,818    60,985    56,789    34,938    24,582
Total Liabilities            66,508    73,331    65,527    40,587    29,570
Stockholders' Equity        112,625   103,545    91,395    89,967    88,153

(a)	Certain amounts from 2000 have been reclassified to conform to the
2001 presentation.


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

Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $25.0 million at August 31, 2001 compared with $19.9 million at August 31, 2000. Working capital increased from $44.2 million at August 31, 2000 to $53.7 million at August 31, 2001.

Cash outlay for land, equipment, building, and other improvements totaled $8.9 million during fiscal 2001, compared to $10.0 million during August 31, 2000 and $27.9 million in 1999, respectively. Land preparation for sugarcane development and capital maintenance continued, as did expenditures for replacement equipment and raising of breeding cattle. Capital projects for the upcoming year are expected to include development of additional sod acreage.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $44 million of which $12.2 million was available for the Company's general use at August 31, 2001 (see Note 6 of Notes to consolidated financial statements).

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

Results of Operations
_____________________

Summary of results (in thousands):

                                                Years Ended August 31,
                                              2001       2000       1999
                                            _______    _______    _______

     Operating revenue                      $54,609    $45,335    $39,346
     Gross profit                             9,665      7,202      3,997
     Profit on sale of real estate           11,352     13,299      3,847
     Interest and investment income           2,124      3,094      1,302
     Interest expense                         3,029      3,020      2,085
     Provision for income taxes               4,046      6,464      2,980
     Effective income tax rate                 20.1%      31.4%      42.2%
     Net income                              16,066     14,111      4,081


Operating Revenue
_________________

Operating revenues for fiscal 2001 increased compared to fiscal 2000. An increase in revenues from agricultural activities was the most significant factor in the rise.

Operating revenues for fiscal 2000 increased when compared to those of fiscal 1999. An increase in revenues from agricultural activities was the most significant factor in the rise.

Gross Profit
____________

Gross profit from operations increased 35% during fiscal 2001. Increased sugarcane production and cattle sales are, combined with improved market prices, the primary factors in the rise.

Gross profit from operations increased 80% during fiscal 2000. Improved market prices for both citrus and beef combined with increased citrus production as the primary factors in the rise.

Profit on Sale of Real Estate
____________________________________

Profit from the sale of real estate decreased from $13.3 million in fiscal 2000 to $11.4 million in fiscal 2001. The Company recognized a $9.5 million gain on the sale of 488 acres, sold during fiscal 2000, upon receipt of the first annual mortgage payment which, combined with the initial payment in fiscal 2000, exceeded 20% of the contract price.

Real estate profits increased from $3.8 million to $13.3 million during fiscal 2000. The most significant factor in the increase was the sale of 1,270 acres in Lee County, Florida for $16.5 million. The sale generated a $13.4 million pre-tax gain.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal 2001, 2000 and 1999, increasing investment levels during each year. The decrease in fiscal 2001 interest and realized and unrealized investment income resulted from unfavorable market conditions. The rise in fiscal 2000 and 1999 interest and realized and unrealized investment income for the years presented resulted from reinvested investment income and favorable market conditions during each of the years.

Interest Expense
________________

Interest expense increased during fiscal 2001, 2000 and 1999, compared to each respective prior year. This was primarily due to increased borrowings related to the acquisition of 7,680 acres of sugarcane, citrus and ranch during fiscal 1999. Total interest cost increased slightly in 2001 and increased 54% and 53% during 2000 and 1999, respectively.

Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 2001, 2000 and 1999, is presented in the following schedule and is discussed in subsequent sections:

                                             Years Ended August 31,
                                                 (in thousands)
                                         2001          2000          1999
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $27,570       $28,172       $23,518
    Less harvesting & marketing         10,046         9,737         7,902
                                       _______       _______       _______
      Net Sales                         17,524        18,435        15,616

  Cost and Expenses:
    Direct production**                  8,932         8,665        10,198
    Allocated cost*                      3,472         3,040         2,977
                                       _______       _______       _______

      Total                             12,404        11,695        13,175
                                       _______       _______       _______

        Gross profit, citrus             5,120         6,740         2,441
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                               11,939         8,501         7,120
    Less harvesting & hauling            2,516         1,997         1,341
                                       _______       _______       _______
      Net Sales                          9,423         6,504         5,779
  Costs and expenses:
    Direct production                    3,810         2,787         1,886
    Allocated cost*                      2,992         2,178         1,257
                                       _______       _______       _______

      Total                              6,802         4,965         3,143
                                       _______         _____       _______

        Gross profit, sugarcane          2,621         1,539         2,636
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                9,299         6,062         6,271
  Costs and expenses:
    Direct production                    5,571         3,844         4,507
    Allocated cost*                      2,133         1,479         1,772
                                       _______       _______       _______

      Total                              7,704         5,323         6,279
                                       _______       _______       _______

        Gross profit (loss), ranch       1,595           739            (8)
                                       _______       _______       _______
        Total gross profit,
          agriculture                    9,336         9,018         5,069
                                       _______       _______       _______

OTHER OPERATIONS
  Revenues:
    Rock products and sand               1,726         1,320         1,350
    Oil leases and land rentals            770           923           711
    Forest products                         91            84           136
    Other                                3,213           272           240
                                       _______       _______       _______

        Total                            5,800         2,599         2,437

Costs and expenses:
    Allocated Cost*                        604           658           767
    General and administrative,
      all operations                     4,867         3,757         2,742
                                       _______       _______       _______

        Total                            5,471         4,415         3,509
                                       _______       _______       _______

        Gross loss, other
            operations                     329        (1,816)       (1,072)
                                       _______       _______       _______

          Total gross profit             9,665         7,202         3,997
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                2,124         3,094         1,302
  Expense                                3,029         3,020         2,085
                                       _______       _______       _______

        Interest & dividends, net         (905)           74          (783)
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                 12,442        14,112         4,299
  Expenses:
    Cost of sales                          857           126            92
    Other Costs                            233           687           360
                                       _______       _______       _______

      Total                              1,090           813           452
                                       _______       _______       _______

        Gain on sale of real estate     11,352        13,299         3,847
                                       _______       _______       _______

          Income before income taxes   $20,112       $20,575       $ 7,061
                                       _______       _______       _______
                                       _______       _______       _______

* Allocated expense includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $200 thousand on 570 acres in 2001 $309 thousand on 411 acres in 2000, and $434 thousand on 134 acres in 1999.


Citrus
______

Gross profit was $ 5.1 million in fiscal 2001, $6.7 million in fiscal 2000, and $2.4 million for fiscal 1999.

Revenue from citrus sales decreased 2% during fiscal 2001, compared to fiscal 2000 ($27.6 million during fiscal 2001 vs. $28.2 million during fiscal 2000).

Production increased during fiscal 2001, however, the average market price decreased, compared to fiscal 2000.

Harvesting and marketing costs increased over the prior year due to the increase in boxes harvested during the year. Direct production and allocated costs increased 8% due to inflation and increased cultivation costs related to replanting trees.

Revenue from citrus sales increased 20% during fiscal 2000, compared to fiscal 1999 ($28.2 million during fiscal 2000 vs. $23.5 million during fiscal 1999).

Production and the average market price improved during fiscal 2000, compared to fiscal 1999.

Harvesting and marketing costs increased over the prior year, corresponding with an increase in yields. Direct production and allocated costs decreased 13% resulting from more favorable growing conditions, requiring less caretaking expenses.

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available. Differences between the estimates and the final realization of revenues can be significant. Revenues collected in excess of prior year and year end estimates were $617 thousand, $1.8 million, and $160 thousand during fiscal 2001, 2000 and 1999, respectively.


ACREAGE BY VARIETY AND AGE

VARIETY           1-4   5-6   7-8   9-10  11-12  13-14  15-16   17+   Acres
                  ___   ___   ___   ____  _____  _____  _____   ____  _____
Early:
Parson Brown
  Oranges          -     -     -     117     -     30     -     -       147
Hamlin
  Oranges          158   22    -      63     -    159    915   2,152  3,469
Red Grapefruit     -     -     -      -      -     73     -      335    408
White Grapefruit   -     -     -      -      -     -      -     -       -
Tangelos           -     -     -      -      -     -      -       38     38
Navel Oranges      -     -     -      -      -     -      -      138    138
Mid Season:
Pineapple
  Oranges          -     -    102     -      -     -      -      518    620
Queen Oranges      -     -     -      -      -     -      -     -       -
Honey
  Tangerines       -     -     76     -      -     -      -      143    219
Midsweet
  Oranges         117    -    164     -      -     -      -       -     281
Late:
Valencia
  Oranges         540   238   585    366    958   291    493   1,504  4,975
                _____   ___   ___    ___  _____   ___    ___   _____  _____

  Totals:         815   260   927    546    958   553  1,408   4,828 10,295


Sugarcane
_________

Gross profit for fiscal 2001 was $2.6 million compared to $1.5 million in fiscal 2000, and $2.6 million in fiscal 1999.

Sales revenues from sugarcane increased 40% during fiscal 2001, compared to fiscal 2000 ($11.9 million vs. $8.5 million, respectively). Direct production costs increased 37% during fiscal 2001, compared to fiscal 2000, respectively.) The rise in revenue and related costs was the result of the increase in the number of producing acres and improved market prices for sugar.

Sales revenues from sugarcane increased 20% during fiscal 2000, compared to fiscal 1999 ($8.5 million vs. $7.1 million, respectively). The rise in revenue and related costs was the result of the increase in the number of producing acres. However, a decline in the market price for sugar and sugar yield per acre offset the increased production, creating a 42% decrease in division earnings.

Ranching
________

The gross profit (loss) from ranch operations for fiscal 2001, 2000 and 1999 was $1.6 million, $739 thousand, and ($8) thousand, respectively.

Revenues from cattle sales increased 54% during fiscal 2001, compared to fiscal 2000 ($9.3 million in fiscal 2001 vs. $6.1 million in fiscal 2000). The number of animals sold during fiscal 2001 increased 52% over the prior year due to increased in the number of feeder cattle sold during the current year. The rise in revenue was also affected by improved market prices for beef.

Direct and allocated costs increased 45% when compared to the prior year ($7.5 million during fiscal 2001 and $5.1 million during fiscal 2000) corresponding to the decrease in the number of animals sold.

Revenues from cattle sales decreased 3% during fiscal 2000, compared to fiscal 1999 ($6.1 million in fiscal 2000 vs. $6.3 million in fiscal 1999). The number of animals sold during the year decreased 13% under the prior year due to decreased sales of feeder cattle during the year. However, a significant improvement in market prices for beef is the primary cause of the increase in earnings for the division.

Direct and allocated costs decreased 16% when compared to the prior year ($5.3 million during fiscal 2000 and $6.3 million during fiscal 1999) corresponding to the decrease in the number of animals sold.

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Other Operations
________________

Revenues from oil royalties and land rentals were $770 thousand as compared to $923 thousand for fiscal 2000 and $711 thousand for fiscal 1999.

Returns from rock products and sand were $1.7 million for fiscal 2001, $1.3 million for 2000 and $1.3 million during 1999. Rock and sand supplies are sufficient to meet current demand, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms, for landscaping purposes, during fiscal 2001 were $91 thousand compared to $84 thousand and $136 thousand for fiscal years 2000 and 1999, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to the citrus, ranching, sugarcane divisions. These expenses totaled $5.5 million during fiscal 2001 compared to $4.4 million during fiscal 2000 and to $3.5 million during fiscal 1999.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. There are sales contracts in place for more than 7,400 acres of the Lee County, Florida property totaling $167 million. The agreements are at various stages of the due diligence periods with closing dates over the next ten years.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property (along with sales contracts totaling $8 million). Through Agri, the Company expects to be able to underwrite previously uninsurable risk related to catastrophic crop and other losses. Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres was transferred during fiscal 2001. Agri underwrote a limited amount of coverage during fiscal 2001, and is expected to begin writing more significant coverages before the end of December 2001.

During September of 1999, the Company announced a sale of 1,270 acres of land surrounding the University site in Lee County for $16.5 million.
The contract called for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. In August of 2000, Agri sold another 488 acres to the same buyer, also near the University, for $10.6 million. In connection with the sale, the purchaser agreed to pay off the $12.3 million mortgage related to the September 1999 sale and pay 10% of the contract price for their second purchase at closing, with the balance payable over the next four years. The first sale generated a pre-tax gain of $13.4 million. The gain related to the second sale was recognized during fiscal 2000, to the extent that 10% of the purchase price has been collected net of closing costs ($959 thousand). The remainder of the gain and related mortgage were recognized during the current fiscal year upon receipt of the first annual mortgage payment which, combined with the initial payment in fiscal 2000, exceeded 20% of the contract price.

Item 7(a).      Quantitative and Qualitative Disclosure About Market Risk
_________________________________________________________________________

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not have derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents and short-term investments as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks. The table below presents the amounts (in thousands) and related weighted interest rates of our investment portfolio at August 31, 2001:


                                 Average Interest                    Estimated
Marketable Securities and              Rate              Cost        Fair Value
 Short-term Investments (1)      ________________   _____________   ___________
              Fixed Rate               5.92%         $    3,098     $     3,131
              Variable Rate            2.45%         $   14,232     $    15,596

(1)	See definition in Notes 1 and 2 to our Notes to Consolidated Financial Statements.


The aggregate fair value of our investment in debt instruments (net of mutual funds of $1,426) as of August 31, 2001, by contractual maturity date, consisted of the following:
                                                     Aggregate Fair
                                                         Values
                                                     ______________
                                                     (in thousands)

              Due in one year or less                       $    68
              Due between one and five years                    100
              Due between five and ten years                    242
              Due thereafter                                  1,262
                                                     ______________

                                                            $ 1,672
                                                     ______________
                                                     ______________



Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

                           Independent Auditors' Report
                          ____________________________

The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG LLP
                                             (Signature)

Orlando, Florida
October 12, 2001


 CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    2001           2000
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $478,260 in 2001
      and $179,311 in 2000                    $  6,225,088     $  1,796,428
    Marketable securities available for
      sale, at estimated fair value in
      2001 and in 2000 (Note 2)                 18,726,723       18,055,099
   Accounts receivable ($6,901,275 in 2001 and
      $7,717,325 in 2000 due from affiliate)
      (Note 10)                                 10,153,205       11,954,721
    Mortgages and notes receivable, current
      portion (Note 3)                           2,482,454        2,509,034
    Inventories (Note 4)                        23,246,609       21,915,039
    Other current assets                           510,760          348,062
                                              ____________     ____________

      Total current assets                      61,344,839       56,578,383
                                              ____________     ____________
Other assets:
    Land inventories                             8,031,544        7,147,937
    Mortgages and notes receivable, net of
      current portion (Note 3)                   5,112,309        7,334,579
    Investments                                  1,170,898          959,252
                                              ____________     ____________

      Total other assets                        14,314,751       15,441,768
                                              ____________     ____________

Property, buildings and equipment (Note 5)     138,352,300      136,822,381
    Less accumulated depreciation              (34,878,310)     (31,966,492)
                                              ____________     ____________

      Net property, buildings and equipment    103,473,990      104,855,889
                                              ____________     ____________

      Total assets                            $179,133,580     $176,876,040
                                              ____________     ____________
                                              ____________     ____________

See accompanying Notes to Consolidated Financial Statements.

August 31,
                                                   2001           2000
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  1,810,094   $  2,429,242
    Due to profit sharing plan (Note 8)             443,942        429,784
    Accrued ad valorem taxes                      1,383,111      1,780,807
    Current portion of notes payable (Note 6)     1,301,146      1,298,890
    Accrued expenses                              1,494,940        988,011
    Income taxes payable                             22,670      4,169,517
    Deferred income taxes (Note 9)                1,234,697      1,250,026
                                               ____________   ____________

      Total current liabilities                   7,690,600     12,346,277

Deferred revenue                                     52,987      9,540,000
Notes payable (Note 6)                           46,704,954     40,302,855
Deferred income taxes (Note 9)                   11,909,252     10,889,095
Deferred retirement benefits (Note 8)               150,429        252,809
                                               ____________   ____________

      Total liabilities                          66,508,222     73,331,036
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,044,513 in 2001 and 7,027,827 in 2000     7,044,513      7,027,827
    Additional paid in capital                      331,617         17,885
    Accumulated other comprehensive income          871,077      1,159,445
    Retained earnings                           104,378,151     95,339,847
                                               ____________   ____________

      Total stockholders' equity                112,625,358    103,545,004
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $179,133,580   $176,876,040
                                               ____________   ____________
                                               ____________   ____________


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          2001         2000         1999

                                      ___________  ___________  ___________
Revenue:
  Citrus (including revenues from
    affiliate (Note 10)               $27,569,705  $28,172,057  $23,518,082
  Sugarcane                            11,939,228    8,501,549    7,119,976
  Ranch                                 9,299,477    6,062,224    6,270,988
  Forest products                          90,861       84,104      136,372
  Rock and sand royalties               1,725,997    1,319,525    1,349,856
  Oil lease and land rentals              770,170      923,535      710,731
  Profit on sales of real estate       11,585,627   14,111,938    4,299,434
  Interest and investment income        2,123,595    3,093,203    1,301,991
  Recovery of citrus eradication costs
    in excess of basis (Note 13)        2,967,950      234,920        -
  Other income                            245,165       37,177      239,866
                                      ___________  ___________  ___________

      Total revenue                    68,317,775   62,540,232   44,947,296
                                      ___________  ___________  ___________
Costs and expenses:
  Citrus production, harvesting and
    marketing (including charges from
    affiliate (Note 10))               22,450,086   21,431,441   21,077,169
  Sugarcane production, harvesting
    and hauling                         9,317,739    6,962,366    4,483,250
  Ranch                                 7,704,467    5,323,002    6,280,000
  Real estate                             233,409      813,016      452,029
  Interest (Note 6)                     3,028,631    3,019,819    2,085,065
  Other, general and administrative
    expenses                            5,471,128    4,415,614    3,508,845
                                      ___________  ___________  ___________

      Total costs and expenses         48,205,460   41,965,258   37,886,358
                                      ___________  ___________  ___________

      Income before income taxes       20,112,315   20,574,974    7,060,938
Provision for income taxes (Note 9)     4,046,184    6,464,358    2,980,214
                                      ___________  ___________  ___________

      Net Income                       16,066,131  $14,110,616  $ 4,080,724
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding                           7,032,929    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Per share amounts:
  Basic and diluted earnings          $      2.29  $      2.01  $       .58
  Dividends                           $      1.00  $       .30  $       .50

See accompanying Notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Accumulated
                 Common Stock                    Other       Additional
             Shares                 Retained Comprehensive   Paid in
             Issued      Amount     Earnings    Income       Capital     Total
            ________  __________  ___________   _______     ________   ________
Balances,
August 31,
 1998      7,027,827  $7,027,827  $82,770,769   $168,345   $   -   $89,966,941
_________

Comprehensive
 income:
  Net income
   for the year
   ended
   August 31, 1999 -         -      4,080,724        -         -     4,080,724
  Unrealized gains
   on securities,
   net of taxes    -         -           -       861,608       -       861,608
   and reclass-
   ification adjustment                                             __________
    Total comprehensive
      income:        		                                       4,942,332
Dividends paid   -           -     (3,513,914)       -         -    (3,513,914)
           _________  _________    ___________   ________   _____  ___________

Balances,
August 31,
 1999      7,027,827 $7,027,827   $83,337,579 $1,029,953  $    -   $91,395,359
_________

Comprehensive
 income:
  Net income
  for the year
  ended
  August 31, 2000 -         -      14,110,616        -         -    14,110,616
 Unrealized gains
  on securities,
  net of taxes    -         -            -      129,492        -       129,492
  and reclass-
  ification adjustment                                             ___________
   Total comprehensive
     income: 	   				                          14,240,108
Dividends paid    -           -    (2,108,348)       -         -    (2,108,348)
Stock based
 compensation     -           -          -           -     17,885       17,885
             _________  _________  __________   _______   _______  ___________
Balances,
August 31,
2000	       7,027,827 $7,027,827 $95,339,847 $1,159,445 $ 17,885 $103,545,004
_________

Comprehensive
 income:
  Net income
  for the year
  ended
  August 31, 2001 -          -     16,066,131       -         -     16,066,131
  Unrealized losses
  on securities,
  net of taxes    -          -           -    (288,368)       -       (288,368)
  and reclass-
  ification adjustment                                             ___________
   Total comprehensive income:		                          15,777,763
Dividends paid    -          -     (7,027,827)      -         -     (7,027,827)
Stock options
 exercised     16,686     16,686      -          -       227,264       243,950
Stock based
 compensation     -           -       -          -        86,468        86,468
            _________  _________  _________   _______   _________  ___________
Balances,
August 31,
 2001       7,044,513 $7,044,513$104,378,151 $871,077    $331,617 $112,625,358
            _________ __________ ___________ ________    ________  ___________
            _________ __________ ___________ ________    ________  ___________

Disclosure of reclassification amount:       2001         2000         1999
                                           ________    __________   ________
  Unrealized holding gains (losses)
      arising during the period 	    $ (206,715)   $2,176,940   $824,144
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				        81,653     2,047,448    (37,464)
                                           ________    __________   _________

        Net unrealized gains
         (losses) on securities          $ (288,368)   $  129,492   $ 861,608
                                          _________     _________   _________
                                          _________     _________   _________

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended August 31,
                                            2001        2000          1999
                                        ___________  ___________  __________
Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net income                          $16,066,131  $14,110,616  $ 4,080,724
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization       6,946,005    5,118,854    5,355,450
    (Gain) loss on breeding herd sales    (76,993)      99,766     (316,700)
    Deferred income tax expense, net    1,178,810     (613,097)    (631,748)
    Deferred retirement benefits         (102,380)    (124,678)     374,167
    Net gain on sale of marketable
      securities                         (159,830)  (1,868,010)     (11,736)
    Loss on sale of property
      and equipment                     1,641,938    1,232,535       33,934
    Gain on real estate sales         (11,585,627) (13,967,688)  (4,299,434)
    Stock options granted below fair
      market value                         86,468       17,885         -
    Cash provided by (used for) changes in:
      Accounts receivable               1,846,507   (3,930,668)   3,062,972
      Inventories                      (1,701,762)  (2,214,387)  (3,824,055)
      Income taxes refundable               -            -         (549,586)
      Other assets                       (600,335)    (201,767)     138,673
    Accounts payable and accrued
        expenses                         (112,219)     161,824    1,893,878
      Income taxes payable             (4,146,847)   4,719,103     (623,128)
      Deferred revenues                    52,987        -         (345,763)
                                      ___________  ___________  ___________

        Net cash provided by operating
          activities                    9,332,853    2,540,288    4,337,648
                                      ___________  ___________  ___________
Cash flows from investing activities:
  Increase in land inventories           (924,851)    (713,832)    (591,338)
  Purchases of property and
    equipment                          (8,502,483)  (9,995,159) (27,883,421)
  Proceeds from disposals of
    property and equipment                959,324      522,091      457,584
  Proceeds from sale of real
    estate                              2,880,279   17,089,222    4,466,917
  Purchases of investments               (211,646)     (69,937)     (39,165)
  Proceeds from the sale of
    other assets                            -           56,829       58,250
  Purchases of marketable
    securities                         (3,013,303)  (2,902,598)  (3,461,686)
  Proceeds from sales of
    marketable securities               2,039,159    1,967,397    2,140,932
  Collection of mortgages and
    notes receivable                    2,248,850       20,846      146,677
                                      ___________   __________  ___________
          Net cash provided by
            (used for) investing
            activities                 (4,524,671)   5,974,859  (24,705,250)
                                      ___________  ___________  ___________

                                             Years Ended August 31,
                                          2001         2000         1999
                                      ___________  ___________  ___________

Cash flows from financing activities:
  Proceeds from exercising
      stock options                       243,950        -             -
  Proceeds from bank loans             43,193,828   33,086,000   59,952,000
  Repayment of bank                   (36,789,473) (38,437,200) (36,237,923)
  Dividends paid                       (7,027,827)  (2,108,348)  (3,513,914)
                                      ___________  ___________  ___________

          Net cash provided by
            (used for) financing
            activities                   (379,522)  (7,459,548)  20,200,163
                                      ___________  ___________  ___________

          Net increase (decrease) in
            cash and cash investments   4,428,660    1,055,599     (167,439)

Cash and cash investments:
  At beginning of year                  1,796,428      740,829      908,268
                                      ___________  ___________   __________

  At end of year                      $ 6,225,088  $ 1,796,428  $   740,829
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $ 3,101,692  $ 2,863,215  $ 2,186,855
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


  Cash paid for income taxes,         $ 7,014,227  $ 2,472,505  $ 3,142,286
    including related interest (Note 9)___________  ___________  ___________
                                      ___________  ___________  ___________
  Noncash investing activities:

    Fair value adjustments to
       securities available for sale  $  (462,350) $   208,175  $ 1,482,456
						  ___________  ___________  ___________
						  ___________  ___________  ___________

    Income tax effect related
       to fair value adjustments      $ (173,982)  $    78,336  $   557,848
						  ___________  ___________  ___________
						  ___________  ___________  ___________

    Reclassification of breeding
       herd to Property & Equipment   $  370,192   $   989,896  $   902,763
						  ___________  ___________  ___________
						  ___________  ___________  ___________

See accompanying Notes to Consolidated Financial Statements.

   			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 2001, 2000 and 1999

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

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $617,086, $1,839,642, and $159,748 during fiscal years 2001, 2000 and 1999, respectively.

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

      (l) Derivative and Hedging Instruments
          __________________________________

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 138 in June 2000, in part, to allow "normal purchases and normal sales" transactions to be excluded from SFAS 133. At September 1, 2000, the Company had no open derivatives. Accordingly, the Company's adoption of the provisions of SFAS No. 133, as amended, on September 1, 2000, did not result in a transition adjustment.

          The Company engages in cattle futures trading activities for the purpose of economically hedging against price fluctuations. The Company records gains and losses related to economic hedges in costs of goods sold. At August 31, 2001, the Company had no open positions.

     (m) Accumulated Other Comprehensive Income
         ______________________________________

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

     (n) Stock-Based Compensation
         ________________________

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

     (o) Operating Segment
        _________________

        Alico, Inc. has four reportable segments: citrus, sugarcane, ranch and general corporate. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are all located in Florida.

    (p) Reclassifications
        _________________

        Certain amounts from 2000 have been reclassified to conform to the 2001 presentation.

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

        The cost and estimated fair values of marketable securities available for sale at August 31, 2001 and 2000 (in thousands) were as follows:

                           2001                            2000
               _____________________________   _____________________________

                           Gross   Estimated               Gross   Estimated
                        Unrealized   Fair               Unrealized    Fair
                 Cost  Gains Losses  Value      Cost   Gains  Losses  Value
               _______  ____  ____  _______    ______  ______  ___  ________

Equity
  securities   $14,232 $1,364 $ (-)  $15,596   $13,107  $2,260 $(284) $15,083

Debt
  securities     3,098     82  (49)    3,131     3,089      16  (133)   2,972
               _______   ____ _____  _______    ______  ______  ___   _______

Marketable
  securities
  available
  for sale     $17,330 $1,446 $ (49)$18,727   $16,196  $2,276 $ (417) $18,055
               _______  _____  _____ _______    ______  ______  ____  _______
               _______  _____  _____ _______    ______  ______  ____  _______

     At August 31, 2001, debt instruments (net of mutual funds of $1,426,046) are collectible as follows:$67,968 within one year, $100,250 between one and five years, $241,850 between five and ten years, and $1,261,609 there after.


(3)  Mortgage and Notes Receivable
     ____________________________

     Mortgage and notes receivable arose from real estate sales. The balances (in thousands) are as follows:

                                    August 31, 2001        August 31, 2000
                                    _______________        _______________
Mortgage notes receivable
 on retail land sales               $           242        $           239
Mortgage notes receivable
 on bulk land sales                           7,262                  9,540
Other notes receivable                           90                     65
                                   ________________        _______________

Total mortgage and notes
 receivable                        $          7,594        $         9,844
Less current portion                          2,482                  2,509
                                   ________________        _______________

  Non-current portion              $          5,112        $         7,335
                                   ________________        _______________
                                   ________________        _______________

    In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over four years.

(4)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 2001 and 2000 is shown below:

                                                 2001         2000
                                               _______      _______


          Unharvested fruit crop on trees      $ 9,626      $ 9,160
          Unharvested sugarcane                  5,387        5,096
          Beef cattle                            8,076        7,470
          Sod                                      158          189
                                               _______      _______

               Total inventories               $23,247      $21,915
                                               _______      _______
                                               _______      _______

(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 2001 and 2000 is shown below:

                                                               Estimated
                                               2001     2000   Useful Lives
                                             _______  _______  ____________
          Breeding herd                      $12,465  $13,713   5-7 years
          Buildings                            3,806    3,571   5-40 years
          Citrus trees                        25,328   25,839  22-40 years
          Sugarcane                            8,378    7,651   4-15 years
          Equipment and other facilities      29,993   27,670   3-40 years
                                             _______  _______

             Total depreciable properties     79,970   78,444
          Less accumulated depreciation       34,878   31,966
                                             _______  _______

             Net depreciable properties       45,092   46,478
          Land and land improvements          58,382   58,378
                                             _______  _______
             Net property, buildings
               and equipment                $103,474 $104,856
                                             _______  _______
                                             _______  _______

     The Company's citrus trees, fruit crop, unharvested sugarcane and cattle are partially uninsured.

(6)  Indebtedness
     ____________

     The Company has financial agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2003 and up to $3 million which is due on demand. The outstanding debt under these agreements was $31.8 million and $24.1 million at August 31, 2001 and 2000, respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at August 31, 2001 and 2000 was $46,704,954 and $40,302,855, respectively.

     Maturities of the indebtedness of the Company over the next five years are as follows: 2002- $1,301,146; 2003- $18,072,386; 2004- $1,306,142;
     2005- $1,308,905; 2006- $1,311,862.

     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 2001, 2000 and 1999 was as follows:

                                             2001      2000      1999
                                            ______    ______    ______

          Interest expense                  $3,029    $3,020    $2,085
          Interest capitalized                 175       431       158
                                            ______    ______    ______

               Total interest cost          $3,204    $3,451    $2,243
                                            ______    ______    ______
                      				  ______    ______    ______

(7)  Stock Option Plan
     __________

     On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan ("The Plan") pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options have vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant.

                                                                Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       Life (in years)
                                ______        _________     _______________
     Balance outstanding,
     August 31, 1999            34,700         $14.42             8

     Granted                    14,992         $14.62       _______________
                                ______        _________     _______________
     Balance outstanding,
     August 31, 2000            46,692          14.62             9
                                                            _______________
     Granted                    51,074          14.62       _______________

     Exercised                  16,686          14.62
                                ______        _________

     Balance outstanding,
     August 31, 2001            84,080         $14.62            10
                                ______        _________     _______________
                                ______        _________     _______________

     On August 31, 2001 and 2000, there were 549,234 and 600,308 shares available for grant, respectively.

     The fair value of stock options granted was $78,858 in 2001 and $15,667 in 2000 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                     2001              2000
                                     ____              ____

     Volatility                     10.19%             7.26%

     Dividend paid                   6.84%             6.84%

     Risk-free interest rate         5.75%             5.75%

     Expected life in years           1                 1

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

     On September 9, 1999, the Company granted 14,992 stock options with an exercise price of $14.62 and a fair value of $15.813. The Company recorded $17,885 of unearned compensation at the date of the grant. On September 12, 2000, the Company granted an additional 51,074 stock options with an exercise price of $14.62 and a fair value of $16.313. The Company recorded $86,468 of unearned compen-sation at the date of the grant.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

2001 2000
                                                  ____              ____

     Net income as reported                   $16,066,131       $14,110,616

     Pro forma net income                     $16,073,741       $14,112,834

     Basic earning per share, as reported     $      2.29       $      2.01

     Pro forma basic earning per share        $      2.29       $      2.01

(8)  Employee Benefit Plans
     ______________________

     The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $443,942, $429,784 and $269,177 for the years ended August 31, 2001, 2000 and 1999, respectively.

     Additionally, the Company implemented a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 2001 and 2000 was $147,108 and $249,488, respectively.

     Pension expenses for the additional retirement benefits were approximately $395,000, $128,000 and $213,000 for the years ended August 31, 2001, 2000 and 1999, respectively.

(9)  Income Taxes
     ____________

     The provision for income taxes (in thousands) for the years ended August 31, 2001, 2000 and 1999 is summarized as follows:

                                       2001      2000      1999
                                      ______    ______    ______
          Current:
              Federal income tax      $2,428    $6,218    $3,311
              State income tax           439       860       300
                                      ______    ______    ______

                                       2,867     7,078     3,611
                                      ______    ______    ______
          Deferred:
              Federal income tax       1,058      (528)     (539)
              State income tax           121       (86)     ( 92)
                                      ______    ______    ______

                                       1,179      (614)     (631)
                                      ______    ______    ______
                 Total provision for
                   income taxes       $4,046    $6,464    $2,980
                                      ______    ______    ______
                                      ______    ______    ______

     Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 2001, 2000 and 1999:

                                        2001      2000      1999
                                      ______    ______    ______

          Expected income tax         $6,838    $6,995    $2,401
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       328       516       135
              Nontaxable interest
                and dividends           (113)     (127)     (102)
              Internal Revenue Service
                examinations             479      (352)      984
              Change in valuation
		    allowance                 -         -       (539)
              Utilization of
                charitable
                contribution
                carryforward              -       (136)       -
              Income from Agri-
                Insurance
                Company, Ltd.         (3,829)       -         -
              Other reconciling
                items, net               343      (432)      101
                                      ______    ______    ______
     Total provision for
                income taxes          $4,046    $6,464    $2,980
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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                    2001       2000
                                  _______    _______
 Deferred Tax Assets:
    Pension                          (168)      (171)
    Prepaid sales commissions        (776)      (875)
    Inventory-beef                   (376)      (416)
    Land inventories                 (435)      (300)
    Other                          (1,246)    (1,649)
                                  _______    _______

      Total gross deferred
        tax assets                 (3,001)    (3,411)
                                  _______    _______

 Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane            861        654
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       12,390     12,814
    Mortgage notes receivable         117         27
    A/R citrus                        671        546
    Other                           1,580        809
    Unrealized gains on securities    526        700
                                  _______    _______

      Total gross deferred
        tax liabilities            16,145     15,550
                                  _______    _______
  Net deferred income
        tax liabilities           $13,144    $12,139
                                  _______    _______
                                  _______    _______

     Based on the Company's history of taxable earnings and its expectations for the future, management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.

     Agri Insurance Company, Ltd. (Agri), a wholly owned insurance company subsidiary of Alico, is treated as a U.S. taxpayer, pursuant to an election under Internal Revenue Code Section 953
     (d), for all purposes except for consolidating an operating loss by virtue of the dual consolidated loss rules. (Dual consolidated losses prevent operating losses (not capital losses) from occurring in insurance companies domiciled outside of the United States from offsetting operating income irrespective of the fact that the insurance company is a member of the consolidated return group.)

     Agri was established to provide agricultural insurance that falls outside of the Federal Crop Insurance Program, for catastrophic perils. Agri was domiciled in Bermuda because it offers easy access to reinsurance markets.

     Agri issued its initial policy in August 2000 to a third party. Agri's ability to underwrite insurance risks has been limited to its operational liquidity, by the Registrar of Companies in Bermuda. Agri will be able to underwrite additional insurance as its liquidity is increased from additional asset sales and as payments are received on prior sales. For Federal income tax purposes, only premiums received by Agri from policies of insurance issued to parties other than its parent, Alico, are considered insurance premiums. The preceding limiting factors resulted in Agri not incurring a tax liability on underwriting profits or investment income. Agri's tax status resulted in it filing its Federal tax return on a stand alone basis on a
     calendar year period ending December 31, 2000.   It should be
     noted that during the fiscal year ending August 31, 2001, Agri incurred an underwriting loss of approximately $212,000.

(10) Related Party Transactions
     __________________________

     Citrus
     ______

     Citrus revenues of $19,908,087, $20,032,730 and $18,188,136 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2001, 2000 and 1999, respectively. Griffin and its subsidiaries is the owner of approximately 50.78 percent of the Company's common stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $6,901,275 and $7,717,325 at August 31, 2001 and 2000,
     respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

     Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $7,614,788, $7,531,491, and $6,127,603 for the years ended August 31, 2001, 2000 and 1999, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors. The aggregate cost of these services was $2,185,899, $1,987,660 and $791,932 for the years ended August 31, 2001, 2000 and 1999, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $414,126 and $616,430 at August 31, 2001 and 2000, respectively.

     Other Transactions
     __________________

     The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $6,029,491, $5,518,087 and $6,019,927 during the years ended August 31, 2001, 2000 and 1999, respectively.


(11) Future Application of Accounting Standards
     __________________________________________

     In June 2001, the Financial Accounting Standard Board (FASB) issued Financial Accounting Standards (SFAS) No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principal Board (APB) Option No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method which the date of acquisition is July 1, 2001, or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements with fiscal years beginning after June 15, 2002. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting Provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business."
     This Statement is effective for financial statements with fiscal years beginning after December 15, 2001. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

(12) Commitments and Contingencies
     _____________________________

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

 13) Recovery of Citrus Canker Eradication Costs in Excess of Basis
     ______________________________________________________________

     The Company incurred losses during the years ended August 31, 2001 and 2000, related to citrus canker eradication. The eradication program called for the removal of 507 acres of citrus trees from a grove in Hendry County, Florida. While the trees were insured under the Federal Crop Insurance Program, additional relief funding was available and secured by the Company from both Federal and State government sources. A summary of the recovery sources, related basis of the trees removed and the crop inventory losses are summarized (in thousands) as follows:

                                                   2001            2000
                                                 ______          ______
          Recovery Sources
             Federal                           $  2,830        $  1,423
             State                                  157             -
             Insurance                              219             383
                                                 ______          ______

                Total Recovery                    3,206           1,806

          Loss Basis
             Net Book Value of Trees                238           1,222
             Fruit Inventory                         -              349
                                                 ______          ______

                Total Basis                         238           1,571
                                                 ______          ______

          Excess of Recovery over Basis        $  2,968        $    235
                                                 ______          ______
                                                 ______          ______

14) Business Segment Information
    ____________________________

    The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations (in thousands) for the years ended August 31, 2001, 2000 and 1999 is summarized as follows:

                                        2001        2000        1999
                                     ________    ________    ________
     Revenues:
       Agriculture:
         Citrus                      $ 27,570    $ 28,172    $ 23,518
         Sugarcane                     11,939       8,501       7,120
         Ranch                          9,299       6,062       6,271
                                     ________    ________    ________

           Total agriculture           48,808      42,735      36,909
         Real estate                   11,586      14,112       4,299
         General corporate              7,924       5,693       3,739
                                     ________    ________    ________
     Consolidated totals             $ 68,318    $ 62,540    $ 44,947
                                     ________    ________    ________
                                     ________    ________    ________





                                       2001        2000        1999
                                     ________    ________    ________
     Operating income (loss):
       Agriculture:
         Citrus                      $  5,120    $  6,740    $  2,441
         Sugarcane                      2,621       1,539       2,636
         Ranch                          1,595         739          (8)
                                     ________    ________    ________
           Total agriculture            9,336       9,018       5,069
       Real estate                     11,352      13,299       3,847
       General corporate                7,924       5,693       3,739
                                     ________    ________    ________
           Total operating income      28,612      28,010      12,655
       Interest expense                (3,029)     (3,020)     (2,085)
       General corporate expenses      (5,471)     (4,415)     (3,509)
                                     ________    ________    ________

          Income before
             income taxes            $ 20,112    $ 20,575    $  7,061
                                     ________    ________    ________
                                     ________    ________    ________

     Capital expenditures:
       Agriculture:
         Citrus                      $  3,310    $  1,331    $  9,674
         Sugarcane                      2,632       5,861      13,995
         Ranch                          2,157       1,950       2,344
         Sod                              606          80          16
         Farm lands                         6           8          64
         Heavy equipment                   71         708       1,015
                                     ________    ________    ________

           Total agriculture            8,782       9,938      27,108
       General corporate                   91          57         775
                                     ________    ________    ________

           Consolidated totals       $  8,873    $  9,995    $ 27,883
                                     ________    ________    ________
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,405    $  2,417    $  2,273
         Sugarcane                      2,587       2,235       1,460
         Ranch                          1,456         (66)      1,174
         Sod                               18          11          14
         Farm lands                        39          39          38
         Heavy equipment                  353         396         319
                                     ________    ________    ________

           Total agriculture            6,858       5,032       5,278
       General corporate                   88          87          77
                                     ________    ________    ________

           Consolidated totals       $  6,946    $  5,119    $  5,355
                                     ________    ________    ________
                                     ________    ________    ________

     Identifiable assets:
       Agriculture:
         Citrus                      $ 53,266    $ 56,173    $ 55,156
         Sugarcane                     51,678      50,784      45,629
         Ranch                         22,205      21,765      19,306
         Sod                            1,030         474         323
         Farm lands                     1,664       1,697       1,728
         Heavy equipment                1,656       1,989       1,835
                                     ________    ________    ________
     Total agriculture          131,499     132,882     123,977
       Real estate                     15,626      16,992       9,897
       General corporate               32,099      27,002      23,048
                                     ________    ________    ________

           Consolidated totals       $179,134    $176,876    $156,922
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

SELECTED QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 2001 and August 31, 2000, is as follows:

                                    Quarters Ended
             November 30,       Feb. 28,         May 31,        August 31,
             2000    1999     2001    2000    2001    2000     2001   2000
           _______ _______  _______ _______  _______ _______  _______ ______
 S>
Revenue:
  Citrus   $ 1,096 $ 1,703  $10,421 $ 9,170  $12,658 $10,118  $ 3,395 $7,182
  Sugarcane  2,938   1,451    6,303   5,021    2,698   2,310        0   (281)
  Ranch      4,800   2,987      951     582    2,156   1,668    1,392    825
  Property
    sales      195  12,860    1,025     132      515       2    9,850  1,118
  Interest     502     770      230   1,566      215     912    1,177   (154)
  Other
    revenues   744     794      633     550      803     517    3,620    737
           _______ _______  _______ _______  _______ _______  _______ ______
    Total
    revenue 10,275  20,565   19,563  17,021   19,045  15,527   19,434  9,427
           _______ _______  _______ _______  _______ _______  _______ ______

Costs and expenses:
  Citrus       835   1,075    9,425   8,527    9,396   8,818    2,794  3,011
  Sugarcane  2,236   1,423    5,056   4,452    2,031   1,034       (5)    54
  Ranch      4,315   2,900      918     524    1,446   1,428    1,025    472
  Interest     729     632      980     777      647     663      673    947
  Other        980     765    1,249     845    1,128   1,050    2,347  2,568
            ______  ______   ______  ______   ______   _____    _____  _____
    Total costs
    and ex-
    penses   9,095   6,795   17,628  15,125   14,648  12,993    6,834  7,052
		______  ______   ______  ______   ______   _____    _____  _____
Income be-
  fore income
  taxes      1,180  13,770    1,935   1,896    4,397   2,534   12,600  2,375

Provision for
  income
  taxes        375   5,158      644     644    1,425   1,064    1,602   (402)
            ______  ______   ______  ______   ______  ______   ______  _____

Net income  $  805  $8,612   $1,291  $1,252   $2,972  $1,470  $10,998 $2,777
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Basic earnings
  per share  $ .11   $1.23   $  .18  $  .18   $  .42  $  .21   $ 1.58  $ .39
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____

The weighted average number of shares outstanding totaled 7,027,827 shares during the first and second quarters, 7,031,585 in the third quarter, and 7,032,929 in the fourth quarter.

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

Executive Officers of the Company
_________________________________

Election of Executive Officers is held each year at the Annual Meeting of the Board of Directors following the Annual Meeting of the Stockholders.

Name                        Title                                       Age
____                        _____                                       ___
Ben Hill Griffin, III   Chairman of the Board (since March 1990),
                        Chief Executive Officer (since January
                        1988) and Director (since March 1973)            59

W. Bernard Lester       President (since December 1997) and Chief
                        Operating Officer (since January 1988) and
                        Director (since 1987), prior to July 1, 1986
                        was Executive Director of Florida Department
                        of Citrus for over five years                    62

L. Craig Simmons        Vice President (effective February, 1995),
                        Treasurer and Chief Financial Officer
                        (effective September 1, 1992), prior thereto
                        was Controller (from January 1 to August 31,1992)
                        and Assistant Comptroller (from January 1 to
                        December 31,1991),prior to September 1990
                        was Controller of Farm/Citrus Division,
                        Collier Enterprises, Agribusiness Group          49




Section 16 - Beneficial Ownership Reporting Compliance
______________________________________________________

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 2001 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 2001. For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

The information called for regarding directors is incorporated by reference to the Company's Proxy Statement dated November 16, 2001.

Item 11.          Executive Compensation.
_________________________________________

Information called for by Items 11 is incorporated by reference to the Company's Proxy Statement dated November 16, 2001. As disclosed in the Proxy Statement, on September 12, 2000, the Company granted options for 51,074 shares of the Company's common stock to its employees pursuant to the Company's Incentive Equity Plan, 23,302 of which were awarded to the Company's two most highest compensated employees. The options had an exercise price of $14.62 and fair market value of $16.313 at the time of the grant.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.
______________________________________________________________________
Information called for by Items 12 is incorporated by reference to the Company's Proxy Statement dated November 16, 2001.



Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

     Information called for by Items 13 is incorporated by reference to the Company's Proxy Statement dated November 16, 2001.

                                   PART IV
                                    _______

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.
                  ____________________________________________________


(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Auditors'

       Consolidated Balance Sheets  -  August 31, 2001 and 2000

       Consolidated Statements of Operations - For the Years Ended August 31, 2001, 2000 and 1999

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 2001, 2000 and 1999


(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 2001 and 2000  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - at August 31, 2001

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 2001, 2000 and 1999

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 2001, 2000 and 1999

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 2001, 2000 and 1999

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

       (21) Subsidiaries of the Registrant - Sadddlebag Lake Resorts, Inc. (incorporated in 1971) and Agri-Insurance Company, Ltd. (incorporated in 2000).

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

(b)3.  Reports on Form 8-K:
       ___________________

       Form 8-K dated December 15, 2000 regarding re-election of
       Directors and election of Officers.

       Form 8-K dated November 3, 2000 regarding disposition of land.

       Form 8-K dated December 14, 2000 regarding disposition of land.

       Form 8-K dated December 19, 2000 regarding disposition of land.

       Form 8-K dated December 21, 2000 regarding disposition of land.

       Form 8-K dated March 7, 2001 regarding election of new Director.

       Form 8-K dated March 23, 2001 regarding disposition of land.

       Form 8-K dated May 18, 2000 regarding disposition of land.

       Form 8-K dated June 12, 2001 regarding Chairman and CEO taking leave of absence.

       Form 8-K dated August 3, 2001 regarding Chairman and CEO returning from leave of absence.

       Form 8-K dated October 9, 2001 regarding a settlement agreement and litigation in State Court, Polk County, Florida.

       Form 8-K dated October 29, 2001 regarding disposition of land.




Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.

                                 	ALICO, INC.

                                    SCHEDULE I

                   Marketable Securities and Other Investments

                                  August 31, 2001

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
and Title of    Amounts of Bonds     Each       at Balance    Carried in the
Each Issue         and Notes         Issue      Sheet Date     Balance Sheet
______________  _______________   ___________   ____________     ___________

Municipal Bonds     750,083       $   750,083   $    787,201     $   787,201

Mutual Funds      9,934,236         9,934,236     11,044,493      11,044,493

Preferred Stocks    141,500         3,564,585      3,592,295       3,592,295

Common Stocks        57,986         2,151,892      2,412,188       2,412,188

Other
 Investments        929,298           929,298        890,546         890,546
                                  ___________    ___________     ___________

     Total:                       $17,330,094    $18,726,723     $18,726,723
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 2001
______________________________
Land              $32,395,754  $   42,266   $ 814,295  $        $ 31,623,725
Roads               2,156,452      32,041                          2,188,493
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      3,012,907      50,446      24,438              3,038,915
Buildings           3,553,390     235,226                          3,788,616
Feeding and Watering
  Facilities for
  Cattle Herd          22,995                   4,956                 18,039
Water Control
  Facilities            5,337                                          5,337
Fences                277,102      10,669       1,498                286,273
Cattle Pens           186,809                  10,736                176,073
Interest-Ranch              0      16,963                             16,963
Irrigation System-
  Ranch                     0     329,801                            329,801
Citrus Groves,
  Including Irrigation
  Systems          44,327,540   2,817,916   2,032,908             45,112,548
Equipment           8,956,294   1,100,457     609,866              9,446,885
Breeding Herd      13,713,389   1,531,307   2,779,829             12,464,867
Sugarcane-Land Prep-
  aration, Etc.    25,991,444   2,112,392   1,064,230             27,039,605
Sod Land-Prep-
  aration, Etc.       270,719     587,191                            857,910
Farm Land Prep-
  aration, Etc.     1,842,317       6,000                          1,848,317
                  ___________ ___________  __________  _______  ____________
                 $136,822,381 $ 8,872,675  $7,342,756  $        $138,352,300
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 2000
______________________________
Land              $32,446,339  $   15,821  $   66,406  $         $32,395,754
Roads               1,415,260     741,192                          2,156,452
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      2,988,469      24,438                          3,012,907
Buildings           3,378,101     293,695     118,406              3,553,390
Feeding and Watering
  Facilities for
  Cattle Herd          17,454       5,541                             22,995
Water Control
  Facilities            5,337                                          5,337
Fences                266,909      24,402      14,209                277,102
Cattle Pens           155,652      31,157                            186,809
Citrus Groves,
  Including Irrigation
  Systems          46,184,668     849,070   2,706,198             44,327,540
Equipment           8,159,823   1,555,882     759,411              8,956,294
Breeding Herd      12,584,592   2,619,785   1,490,988             13,713,389
Sugarcane-Land Prep-
  aration, Etc.    22,634,545   4,736,794   1,379,895             25,991,444
Sod-Land Prep-
  aration, Etc.       191,441      79,278                            270,719

Farm Land Prep-
  aration           1,834,317       8,000                          1,842,317
                  ___________  __________  __________   _______ ____________
                 $132,372,839 $10,985,055  $6,535,513   $       $136,822,381
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
___________       _________    _________   _________  ___________  __________

For the Year Ended August 31, 1999
__________________________________
Land             $22,867,648  $9,746,174  $  167,483  $          $32,446,339
Roads                957,826     457,434                           1,415,260
Agricultural Land
  Preparation          9,906                                           9,906
Forest Improvements  100,026                                         100,026
Pasture Improve-
  ments            2,988,469                                       2,988,469
Buildings          2,994,000     384,101                           3,378,101
Feeding and Watering
  Facilities for
  Cattle Herd         30,317                  12,863                  17,454
Water Control
  Facilities           5,337                                           5,337
Fences               298,011       1,252      32,354                 266,909
Cattle Pens          134,955      20,697                             155,652
Citrus Groves,
  Including Irri-
  gation Systems  39,023,959   7,160,709                          46,184,668
Equipment          7,288,254   1,830,423     958,854               8,159,823
Breeding Herd     12,588,424   1,796,519   1,800,351              12,584,592
Sugarcane-Land
  Prep.,Etc.      15,822,850   7,338,020     526,325              22,634,545
Sod-Land Prep-
  aration,Etc.       184,916       6,525                             191,441
Farm Land Prep-
  aration          1,769,853      64,464                           1,834,317
                 ___________  __________  __________  _________  ___________

                $107,064,751 $28,806,318  $3,498,230  $         $132,372,839
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
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 2001
______________________________

Buildings          $ 1,502,400  $  160,109   $           $       $ 1,662,509
Feeding and Watering
  Facilities for
  Cattle Herd            9,067         734        4,956                4,845
Water Control
  Facilities                 0           0            0                    0
Fences                 129,521      28,165          203              157,483
Cattle Pens             99,012      14,525       10,736              102,801
Interest-Ranch               0         283                               283
Irrigation System-
   Ranch                     0       3,997                             3,997
Citrus Groves,
  Including Irriga-
  tion Systems      13,715,634   1,949,064      828,499           14,836,199
Equipment            5,088,513   1,037,208      503,729            5,621,992
Breeding Herd        5,132,625   1,275,138    1,940,507            4,467,256
Roads                  173,052     115,467                           288,519
Sugarcane Lane Prep-
  aration, Etc.      5,950,645   2,314,161      745,557            7,519,249
Sod Land Prepara-
  tion, Etc.            16,066       8,487                            24,553
Farm Land Preparation  149,957      38,667                           188,624
                   ___________  __________   __________    ____  ___________
                   $31,966,492  $6,946,005   $4,034,187    $  0  $34,878,310
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
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 2000
______________________________
Buildings         $ 1,407,257  $  153,267   $    58,124   $      $ 1,502,400
Feeding and Watering
  Facilities for
  Cattle Herd           8,496         571                              9,067
Water Control
  Facilities                0           0             0                    0
Fences                117,083      26,647        14,209              129,521
Cattle Pens            85,215      13,797                             99,012
Citrus Groves,
  Including Irriga-
  tion Systems     13,213,300   1,986,634     1,484,300           13,715,634
Equipment           4,793,420     989,713       694,620            5,088,513
Breeding Herd       6,276,893    (220,982)      923,286            5,132,625
Roads                 113,385      59,667                            173,052
Sugarcane-Land Prep-
  aration, Etc.     5,263,793   2,066,746     1,379,894            5,950,645
Sod-Land Prepara-
  tion, Etc.           11,414       4,652                             16,066
Farm Land Preparation 111,815      38,142                            149,957
                  ___________  __________    __________   ____   ___________

                  $31,402,071  $5,118,854    $4,554,433   $  0   $31,966,492
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
___________        _________   ____________  __________  _________  ________

For the Year Ended August 31, 1999
__________________________________

Buildings          $ 1,268,644  $  138,613  $             $      $ 1,407,257
Feeding and Watering
  Facilities for
  Cattle Herd           21,006         353      12,863                 8,496
Water Control
  Facilities                 0           0           0                     0
Fences                 122,850      26,587      32,354               117,083
Cattle Pens             71,264      13,951                            85,215
Citrus Groves,
  Including Irrigation
  Systems           11,299,211   1,914,089                        13,213,300
Equipment            4,881,745     809,596     897,921             4,793,420
Breeding Herd        6,939,132   1,024,231   1,686,470             6,276,893
Roads                   71,900      41,485                           113,385
Sugarcane-Land
  Prep.,Etc.         4,425,063   1,344,917     506,187             5,263,793
Sod-Land Prep-
  aration, Etc.          7,499       3,915                            11,414
Farm Land
  Preparation           74,102      37,713                           111,815
                   ___________  __________  __________  _______  ___________

                   $29,182,416  $5,355,450  $3,135,795  $     0  $31,402,071
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

                                        ALICO, INC.

                                       SCHEDULE  IX
                                       ____________
                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      __________________________________________


_____________________________________________________________________________

       COLUMN A                                   COLUMN B
_____________________________________________________________________________


                                        Charged to Costs and Expenses
                                        _____________________________

                                            Years Ended August 31,
                                            ______________________

        Item                          2001           2000           1999
        ____                          ____           ____           ____

1.  Maintenance and repairs        $1,475,565     $1,294,131     $1,094,379

2.  Taxes, other than payroll
    and income taxes                1,616,942      2,130,749      2,427,161





   									 EXHIBIT 11



                                   ALICO, INC.



Computation of Weighted Average Shares Outstanding as of August 31, 2001:


          Number of shares outstanding at August 31, 2001        7,044,513
                                                                 _________
                                                                 _________


          Number of shares outstanding at August 31, 2000        7,027,827
                                                                 _________
                                                                 _________


          Weighted Average 9/1/99  -  8/31/01                    7,032,929
                                                                 _________
                                                                 _________

                                                               EXHIBIT 12








                                   ALICO, INC.



Computation of Ratios:




                2001    Current Assets           $61,344,839
                        Current Liabilities        7,690,600

                        61,344,839 divided by  7,690,600  =  7.98:1

                2000    Current Assets           $56,578,383
                        Current Liabilities       12,346,277

                        56,578,383 divided by 12,346,277  =  4.58:1

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)



November 13, 2001                             Ben Hill Griffin, III
Date                                          Chairman, Chief Executive
                                              Officer and Director
                                              (Signature)



November 13, 2001                             W. Bernard Lester
Date                                          President, Chief Operating
                                              Officer and Director
                                              (Signature)



November 13, 2001                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer
                                              (Signature)


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


William L. Barton                             Monterey Campbell, III
Director                                      Director
(Signature)                                   (Signature)


Walker E. Blount, Jr.
Director
(Signature)


November 13, 2001
Date

1

43