Form 10-Q
period 2001-11-30
ALICO INC
filed 2002-01-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 2001.

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



                           Yes  X          No



There were 7,064,829 shares of common stock, par value $1.00 per share, outstanding at January 14, 2001.

                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited - See Accountants' Review Report)

                                               Three Months Ended November 30,
                                                    2001             2000
                                              _______________________________

Revenue:
     Citrus                                      $ 1,505,998      $ 1,095,619
     Sugarcane                                     2,255,263        2,938,210
     Ranch                                         3,589,560        4,799,772
     Rock products and sand                          454,797          421,645
     Oil lease and land rentals                      169,425          204,740
     Forest products                                 104,484           27,707
     Profit on sales of real estate                2,821,890          195,264
     Interest and investment income                  497,479          501,922
     Other                                           149,726           90,605
                                                 ___________      ___________

          Total revenue                           11,548,622       10,275,484
                                                 ___________      ___________
Cost and expenses:
     Citrus production, harvesting and
       marketing                                   1,485,057          835,154
     Sugarcane production and harvesting           1,854,842        2,236,378
     Ranch                                         3,010,443        4,315,279
     Real estate expenses                             36,782           98,348
     Interest                                        514,243          728,810
     Other, general and administrative             1,366,640          881,374
                                                ____________      ___________

        Total costs and expenses                   8,268,007        9,095,343
                                                ____________      ___________

Income before income taxes                         3,280,615        1,180,141
Provision for income taxes                           276,963          375,397
                                                ____________      ___________

Net income                                         3,003,652          804,744
                                                ____________      ___________
                                                ____________      ___________

Weighted average number of shares outstanding      7,055,720        7,027,827
                                                ____________      ___________
                                                ____________      ___________
Per share amounts:
     Basic and diluted                           $       .43      $       .11
     Dividends                                   $      1.00      $      1.00

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                           November 30, 2001   August 31, 2001
                                           ___(Unaudited)_____________________
          ASSETS
Current assets:
     Cash and cash investments                 $  8,711,027       $  6,225,088
     Marketable Securities                       18,478,754         18,726,723
     Accounts receivable                          7,274,827         10,153,205
     Mortgage and notes receivable                2,924,727          2,482,454
     Inventories                                 24,185,341         23,246,609
     Other current assets                           951,044            510,760
                                               ____________       ____________

          Total current assets                   62,525,720         61,344,839

Notes receivable, non-current                     6,451,252          5,112,309
Land held for development and sale                7,906,852          7,931,544
Investments                                       1,283,210          1,170,898
Property, buildings and equipment               140,345,408        138,352,300
Less:  Accumulated depreciation                 (36,253,606)       (34,878,310)
                                               ____________       ____________

          Total assets                         $182,258,836       $179,033,580
                                               ____________       ____________
                                               ____________       ____________






















                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         November 30, 2001     August 31, 2001
        LIABILITIES                      ___(Unaudited)_______________________
Current liabilities:
     Accounts payable                       $  1,092,912          $  1,810,094
     Due to profit sharing plan                        0               443,942
     Accrued ad valorem taxes                          0             1,383,111
     Current portion of notes payable          4,301,146             1,301,146
     Accrued expenses                          1,652,704             1,394,940
     Income taxes payable                        211,274                22,670
     Deferred income taxes                       960,514             1,234,697
                                            ____________          ____________

          Total current liabilities            8,218,550             7,590,600

Deferred revenue                                  25,024                52,987

Notes payable                                 53,129,274            46,704,954

Deferred income taxes                         11,643,630            11,909,252

Deferred retirement benefits                     219,488               150,429
                                            ____________          ____________

          Total liabilities                   73,235,966            66,408,222
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,062,465          $  7,044,513

Additional paid in capital                       803,963               331,617

Accumulated other comprehensive income           833,678               871,077

Retained earnings                            100,322,764           104,378,151
                                            ____________          ____________

     Total stockholders' equity              109,022,870           112,625,358
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $182,258,836          $179,033,580
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.










                                      ALICO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (See Accountants' Review Report)
                                                                Accumulated
                                   Common Stock                    Other     Additional
                                Shares                 Retained Comprehensive Paid in
                                Issued      Amount     Earnings    Income     Capital       Total
                              _________  __________  ___________   _______   __________ ____________
Balances,
August 31, 2000               7,027,827  $7,027,827  $95,339,847 $1,159,445   $ 17,885  $103,545,004
_______________

Comprehensive income:
  Net income for the year
    ended August 31, 2000           -           -     16,066,131        -         -       16,066,131
  Unrealized gains on
    securities, net of taxes
    and reclassification adjustment -           -            -     (288,368)      -         (288,368)
                                                                                         ___________
      Total comprehensive income: 						               15,777,763
Dividends paid                      -           -     (7,027,827)       -         -       (7,027,827)
Stock options exercised          16,686       16,686         -          -      227,264       243,950
Stock based compensation            -           -            -          -       86,468        86,468
                              _________  __________  ___________   ________             ____________

Balances,
August 31, 2001               7,044,513  $7,044,513 $104,378,151   $871,077   $331,617  $112,625,358
_______________

Comprehensive income:
  Net income for the three months
    ended November 30, 2001         -           -      3,003,652        -         -        3,003,652  Unrealized gains on
    securities, net of taxes
    and reclassification adjustment -           -            -      (37,399)      -          (37,399)
                                                                                         ___________
      Total comprehensive income:						                2,966,253
Dividends paid                      -           -     (7,059,039)       -         -       (7,059,039)
Stock options exercised          17,952      17,952          -          -      249,632       267,584
Stock based compensation            -           -            -          -      222,714       222,714
                              _________  __________  ___________   ________              ___________

Balances,
November 30, 2001 (Unaudited) 7,062,465  $7,062,465 $100,322,764 $  833,678   $803,963  $109,022,870
                              _________  __________  ___________   ________              ___________
                              _________  __________  ___________   ________              ___________


                                                      November 30,    August 31,
2001           2001
Disclosure of reclassification amount:       	 _(Unaudited)  ___________
  Unrealized holding gains (losses)
      arising during the period 	                 $ 211,256    $ (206,715)
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				                   248,655        81,653
                                                       _________     __________

        Net unrealized losses on securities            $ (37,399)   $ (288,368)
                                                       _________     __________
                                                       _________     __________

See accompanying Notes to Condensed Consolidated Financial Statements.







ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Review Report)

                                                Three Months Ended November 30,
                                                      2001             2000
                                                 _______________________________
Cash flows from operating activities:
     Net income                                   $ 3,003,652       $  804,744
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization             1,770,604        1,750,647
          Net decrease in current assrts
            and liabilities                        (1,337,086)      (6,180,210)
          Deferred income taxes                      (517,241)          27,682
          Gain on sales of real estate             (2,785,108)         (96,916)
          Stock options granted below fair
             market value                             222,714           86,468
          Other                                        20,076         (470,108)
                                                   __________       __________
            Net cash provided from (used for)
              operating activities                    377,611       (4,077,693)
                                                   __________       __________
Cash flows from (used for) investing activities:

     Purchases of property and equipment           (2,176,516)      (2,462,959)
     Proceeds from sales of real estate             1,113,702          210,595
     Proceeds from sales of property and equipment    185,662          409,800
     Purchases of marketable securities            (1,042,966)      (1,209,992)
     Proceeds from sales of marketable securities   1,417,338        1,075,976
                                                   __________       __________
            Net cash used for
              investing activities                   (502,780)      (1,976,580)
                                                   __________       __________
Cash flows from (used for) financing activities:

     Notes receivable (additions) collections         (21,757)           6,540
     Repayment of bank loan                        (7,271,853)     (13,277,249)
     Proceeds from bank loan                       16,696,173       26,613,827
     Proceeds from exercising stock options           267,584                0
     Dividends paid                                (7,059,039)      (7,027,827)
                                                   __________       __________
            Net cash provided from
              financing activities                  2,611,108        6,315,291
                                                   __________       __________
            Net increase in cash and
              cash investments                     $2,485,939       $  261,018
                                                   __________       __________
                                                   __________       __________
Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $  635,971       $  749,395
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $  605,600       $4,284,296
                                                   __________       __________
                                                   __________       __________















Non-cash investing and financing activities:

     Mortgage and notes receivable issued in exchange
       for land, less unamortized discount        $ 1,759,459      $      -0-
                                                  ___________       __________
                                                  ___________       __________

     Fair value adjustments to securities
       available for sale                          $   59,962       $  779,982
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $   22,563       $  293,507
                                                   __________       __________
                                                   __________       __________
     Reclassification of breeding herd
       to property & equipment                     $  515,398       $  370,192
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2001.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 2001 and August 31, 2001 and the consolidated results of operations and cash flows for the three months ended November 30, 2001 and 2000.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $185,697 in 2001 and $280,758 in 2000. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2000 have been reclassified to conform to 2001 presentation.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.








3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at November 30, 2001 and August 31, 2001 are as follows:

                                         November 30,         August 31,
                                             2001                2001
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $        249         $      242
    Mortgage notes receivable
       on bulk land sales                       8,787              7,262
    Other notes receivable                        340                 90
                                         ____________         __________

    Total mortgage notes receivable      $      9,376         $    7,594
    Less current portion                        2,925              2,482
                                         ____________         __________

       Non-current portion               $      6,451         $    5,112
                                         ____________         __________
                                         ____________         __________

In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over four years.

In November 2001, the Company received a mortgage note in exchange for land sold. The note totaled $1,759,459 and principal payments of $439,865 are due annually on November 15, bearing interest at 1/2% under prime, over four years.

4. Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         November 30,         August 31,
                                             2001                2001
                                         ____________        ___________
    Unharvested fruit crop on trees      $     11,468        $     9,626
    Unharvested sugarcane                       5,440              5,387
    Beef cattle                                 7,109              8,076
    Sod                                           168                158
                                         ____________        ___________

         Total inventories               $     24,185        $    23,247
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. At November 30, 2001, the Company had no open positions.







5.  Income taxes:

The provision for income taxes for the quarters ended November 30, 2001 and 2000 is summarized as follows:

                                           Three Months Ended November 30,
                                             2001                 2000
                                          _______________________________
    Current:
          Federal income tax              $  697,389           $  552,774
          State income tax                   119,379               88,449
                                          __________           __________

                                             816,768              641,223
                                          __________           __________

     Deferred:
          Federal income tax                (468,122)            (226,973)
          State income tax                   (71,683)             (38,853)
                                          __________           __________

                                            (539,805)            (265,826)
                                          __________           __________
             Total provision for
               income taxes               $  276,963           $  375,397
                                          __________           __________
                                          __________           __________

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $44 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2003 and up to $3 million which is due on demand. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at November 30, 2001 and August 31, 2001 was $53,129,274 and $46,704,954, respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2002- $4,301,146; 2003- $39,813,373; 2004- $1,306,142;
2005- $1,308,905; 2006- $1,311,862; thereafter $9,388,992.

Interest cost expensed and capitalized during the three months ended November 30, 2001 and 2000 was as follows:

                                      2001                2000
                                    ________            ________

          Interest expensed         $514,243            $728,810
          Interest capitalized        51,233              53,930
                                    ________            ________

              Total interest cost   $565,476            $782,740
                                    ________            ________
                                    ________            ________



7.  Dividends:

On October 2, 2001 the Company declared a year-end dividend of $1.00 per share, which was paid on October 26, 2001.

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

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2001:
              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $   1,505,998   2,255,263   3,589,560   4,197,801   11,548,622
Costs and
  expenses      1,485,057   1,854,842   3,010,443   1,917,665    8,268,007
Depreciation and
  amortization    604,196     660,346     380,954     125,108    1,770,604

Segment profit     20,941     400,421     579,117   2,280,136    3,280,615

Segment assets 54,748,884  53,042,121  20,371,634  54,096,197  182,258,836


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


9.  Stock Option Plan

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant. The strike price cannot be less than 55% of the market price.

                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       Life (in years)
                               _______        _________     _______________
     Balance outstanding,
     August 31, 1999            34,700         $14.42             8

     Granted                    15,042          14.62       _______________
                               _______        _________     _______________
     Balance outstanding,
     August 31, 2000            49,742          14.62             9
                                                            _______________
     Granted                    51,074          14.62       _______________
     Exercised                  16,686          14.62
                               _______        _________

     Balance outstanding,
     August 31, 2001            84,130          14.62            10
                                                            _______________
     Granted                    69,598          15.68       _______________
     Exercised                  17,952          14.91
                               _______        _________

     Balance outstanding,
     November 30, 2001         135,776          15.11
                               _______        _________
                               _______        _________

On November 30, 2001, there were 135,776 shares exercisable and 479,636 shares available for grant.

10. Future Application of Accounting Standards

In June 2001, the Financial Accounting standard Board (FASB) issued Financial Accounting Standards (SFAS) No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principal Board (APB) Opinion
No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operation of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have any impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", relates to the accounting for the obligations associated with the retirement of long-lived assets. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations, and cash flow. The Company will adopt Statement 143 beginning in the first quarter of its fiscal year ending August 31, 2003.

Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" establishes methods of accounting and reporting for impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing this statement and the impact of its adoption on is financial position, results of operations and cash flows. The Company will adopt Statement 144 beginning in the first quarter of its fiscal year ending August 31, 2003.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $54,307,170 at November 30, 2001, up from $53,754,239 at August 31, 2001. As of November 30, 2001, the Company had cash and cash investments of $8,711,027 compared to $6,225,088 at August 31, 2001. Marketable securities decreased from $18,726,723 to $18,478,754 during the same period. The ratio of current assets to current liabilities decreased to 7.61 to 1 at November 30, 2001 from 8.08 to 1 at August 31, 2001. Total assets increased by $3,225,256 to $182,258,836 at November 30, 2001 from $179,033,580 at August 31, 2001.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $ 2.5 million at November 30, 2001. During December 2001, the Company secured a $10 million mortgage. The terms of the mortgage call for interest to be paid quarterly and annual principal to be made evenly over the next five years.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 2001 increased by $2,198,908 when compared to the first quarter of fiscal 2001. Income before income taxes increased $2,100,474 for the three months ended November 30, 2001, when compared to the same period a year ago. This was primarily due to an increase in earnings from land sales during the first quarter of fiscal 2001, compared to the same period a year ago. ($2,821,890 vs. $195,264 during the first three months of fiscal 2001 and 2000, respectively.


Citrus
______

Citrus earnings decreased for the quarter ended November 30, 2001, when compared to the prior year ($20,941 during the first quarter of fiscal
2002 vs. $260,465 during the same period in fiscal 2001). This is partially the result of the recognition of revenue from the fiscal 2000 fresh fruit crop which was greater than the comparable amount realized in the first quarter of the current year from the fiscal 2001 fresh fruit crop
($185,697 in the first quarter of fiscal 2002, compared to $280,758 in the first quarter of fiscal 2001, see Note 1 to the Notes to Condensed Consolidated Financial Statements). Additionally, producing acreage decreased when compared to the prior year, resulting in higher unit costs for both the boxes harvested and the related pounds of solids.

Sugarcane
_________

Sugarcane earnings decreased during the first quarter of 2002 ($400,421 during fiscal 2002 vs. $701,832 during fiscal 2001) when compared to the prior year. Fewer acres have been harvested to date, when compared to the same period last year. However, this is a matter of timing and it is early in the harvesting cycle. The difference in yields will turnaround as remaining acres are harvested, baring unforeseen circumstances.

Ranching
________

Ranch earnings increased when compared to a year ago ($579,117 vs.
$484,493 for the three months ended November 30, 2001 and November 30, 2000, respectively). Reduced operating expenses for beef are the primary cause of the improvement. Market prices for the first quarter of fiscal 2002 were approximately the same as a year ago. While the number of cattle sold decreased 32%, total revenue remained consistent due to the average weight per head sold increasing 8%.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. At November 30, 2001, there were sales contracts in place for more than 7,400 acres of the Lee County, Florida property totaling $164 million. The agreements are at various stages of the due diligence periods with closing dates over the next ten years.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property (along with the sales contracts totaling $8 million). Through Agri, the Company expects to be able to underwrite previously uninsurable risk related to catastrophic crop and other losses.
Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, through land sales, another 5,600 acres was transferred during fiscal 2001. Agri underwrote a limited amount of coverage during fiscal 2001.

During November 2001, Agri began closing on a 2,500 acre, $30 million sale, of which 40 acres were transferred in November and 1,740 acres were transferred in December. The remaining 720 acres are expected to be transferred by the end of calendar year 2002. Also in December 2001, the Company agreed to donate $5 million to Florida Gulf Coast University for a new athletic complex, scholarships and athletic programs. The agreement calls for $1 million to be donated during the current fiscal year and $800 thousand to be donated each year over the next five years.

During January 2002, the Company acquired 40 acres of Lee County property for $9.5 million. The property is located near one of the interstate highway access ramps to Florida Gulf Coast University.


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

No changes

                                                                    FORM 10-Q




                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B. Computation of Weighted Average Shares Outstanding at November 30, 2001.


    (b)  Reports on Form 8-K.

         October 2, 2001
         October 9, 2001
         December 5, 2001
         December 7, 2001
         December 7, 2001
         December 12, 2001
         December 13, 2001
         January 7, 2002
         January 7, 2002


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 14, 2002                          W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)

January 14, 2002                          L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

January 14, 2002                          Deirdre M. Purvis
Date                                      Controller
                                          (Signature)

                                                        EXHIBIT A



                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of November 30, 2001, and the related condensed consolidated statements of operations for the three month periods ended November 30, 2001 and 2000, the condensed consolidated statements of stockholders' equity for the three month period ended November 30, 2001, and the condensed consolidated statements of cash flows for the three month periods ended November 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 12, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ KPMG LLP

Orlando, Florida
January 4, 2002

                                                EXHIBIT B



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of November 30, 2001:



    Number of shares outstanding at August 31, 2001       7,044,513

                                                          _________
                                                          _________


    Number of shares outstanding at November 30, 2001     7,062,465

                                                          _________
                                                          _________



    Weighted Average 9/1/01 - 11/30/01                    7,055,720
                                                          _________
                                                          _________