Form 10-Q
period 2002-02-28
ALICO INC
filed 2002-04-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 2002.

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



                           Yes  X          No



There were 7,073,466 shares of common stock, par value $1.00 per share, outstanding at April 15, 2002.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - See Accountants' Review Report)

                                       Three Months Ended               Six Months Ended
                                  Feb. 28, 2002  Feb. 28, 2001    Feb. 28, 2002  Feb. 28, 2001
                                  _____________  _____________    _____________  ______________
Revenue:
     Citrus                       $ 7,688,526    $10,421,372      $  9,194,524   $  11,516,991
     Sugarcane                      6,978,177      6,303,311         9,233,440       9,241,521
     Ranch                          2,012,991        951,472         5,602,551       5,751,244
     Rock products
       and sand                       403,757        412,213           858,554         833,858
     Oil lease and
       land rentals                   169,565        167,860           338,990         372,600
     Forest products                   37,096            576           141,580          28,283
     Retail land sales                      -         47,500            39,450          62,500
                                   ___________    __________       ___________     ___________

       Total revenue               17,290,112     18,304,304        25,409,089      27,806,997
                                  ___________    ___________      ____________    ____________
Cost of sales:
     Citrus production,
       harvesting and
       marketing                    7,348,174      9,424,949         8,833,231      10,260,103
     Sugarcane production
       and harvesting               5,497,042      5,056,250         7,351,884       7,292,628
     Ranch                          1,857,346        918,405         4,867,789       5,233,684
     Retail land sales                 12,884         50,939            46,566          74,044
                                   ___________    __________       ___________     ___________

       Total cost of sales         14,715,446     15,450,543        21,099,470      22,860,459
                                   ___________    __________       ___________     ___________

         Gross Profit               2,574,666      2,853,761         4,309,619       4,946,538

General and administration
   expenses                         5,874,340      1,165,033         7,240,980       2,046,407
                                   ___________    __________       ___________     ___________

     Income (loss)
          from operations          (3,299,674)     1,688,728        (2,931,361)      2,900,131

Other income (expenses):
     Profit on sales of real
       estate                       8,547,447        944,895        11,326,787       1,049,916
     Interest and
       investment income              336,087        229,659           833,566         731,581
     Interest expense                (531,376)      (979,890)       (1,045,619)     (1,708,700)
     Other                            (41,801)        51,251           107,925         141,856
                                   ___________    ___________      ____________    ____________

      Total other income, net       8,310,357        245,915        11,222,659         214,653
                                   ___________    ___________      ____________    ____________

Income before income taxes          5,010,683      1,934,643         8,291,298       3,114,784
Provision for income taxes	        294,336        643,777           571,299       1,019,174
                                   ___________    ___________      ____________    ____________

Net income                        $ 4,716,347    $ 1,290,866       $ 7,719,999    $  2,095,610
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________

Weighted average number of shares
  outstanding                       7,060,928      7,027,827         7,060,928       7,027,827
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________

Per share amounts:
     Basic                         $       .67    $       .18      $       1.09    $       .30
     Fully diluted                 $       .66    $       .18      $       1.08    $       .30
     Dividends                     $        -     $        -       $       1.00    $      1.00

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                           February 28, 2002   August 31, 2001
                                           ___(Unaudited)_____________________
          ASSETS
Current assets:
     Cash and cash investments                 $  8,928,099       $  6,225,088
     Marketable securities                       19,707,554         18,726,723
     Accounts receivable                          8,289,452         10,153,205
     Mortgage and notes receivable                2,491,682          2,482,454
     Income taxes refundable                        290,881                  -
     Inventories                                 19,450,674         23,246,609
     Other current assets                           782,773            510,760
                                               ____________       ____________

          Total current assets                   59,941,115         61,344,839

Notes receivable, non-current                     5,126,135          5,112,309
Land held for development and sale               16,345,903          7,931,544
Investments                                       1,288,659          1,170,898
Property, buildings and equipment               142,392,239        138,352,300
Less:  Accumulated depreciation                 (37,450,205)       (34,878,310)
                                               ____________       ____________

          Total assets                         $187,643,846       $179,033,580
                                               ____________       ____________
                                               ____________       ____________





























                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         February 28, 2002     August 31, 2001
        LIABILITIES                      ___(Unaudited)_______________________
Current liabilities:
     Accounts payable                       $  1,911,758          $  1,810,094
     Due to profit sharing plan                        -               443,942
     Accrued ad valorem taxes                    237,545             1,383,111
     Current portion of notes payable          3,301,146             1,301,146
     Accrued expenses                          1,434,991             1,394,940
     Income taxes payable                              -                22,670
     Deferred revenue                            211,607                52,987
     Deferred income taxes                     2,044,357             1,234,697
                                            ____________          ____________

          Total current liabilities            9,141,404             7,643,587

Notes payable                                 50,167,793            46,704,954

Deferred income taxes                         11,199,387            11,909,252

Accrued donation                               2,917,819                     -

Deferred retirement benefits                     325,879               150,429
                                            ____________          ____________

          Total liabilities                   73,752,282            66,408,222
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                   7,069,757             7,044,513

Additional paid in capital                     1,125,994               331,617

Accumulated other comprehensive income           656,702               871,077

Retained earnings                            105,039,111           104,378,151
                                            ____________          ____________

     Total stockholders' equity              113,891,564           112,625,358
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $187,643,846          $179,033,580
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.











                                      ALICO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (See Accountants' Review Report)
                                                                Accumulated
                                   Common Stock                    Other     Additional
                                Shares                 Retained Comprehensive Paid in
                                Issued      Amount     Earnings    Income     Capital       Total
                              _________  __________  ___________   _______   __________ ____________
Balances,
August 31, 2000               7,027,827  $7,027,827  $95,339,847 $1,159,445   $ 17,885  $103,545,004
_______________

Comprehensive income:
  Net income for the year
    ended August 31, 2001           -           -     16,066,131        -         -       16,066,131
  Unrealized gains on
    securities, net of taxes
    and reclassification adjustment -           -          -       (288,368)      -         (288,368)
                                                                                         ___________
      Total comprehensive income 						               15,777,763
Dividends paid                      -           -     (7,027,827)       -         -       (7,027,827)
Stock options exercised          16,686      16,686          -          -      227,264       243,950
Stock based compensation            -           -            -          -       86,468        86,468
                              _________  __________  ___________   ________              ___________

Balances,
August 31, 2001               7,044,513  $7,044,513 $104,378,151 $  871,077   $331,617  $112,625,358
_______________

Comprehensive income:
  Net income for the six months
    ended February 28, 2002         -           -      7,719,999        -          -       7,719,999
  Unrealized gains on
    securities, net of taxes
    and reclassification adjustment -           -            -    (214,375)        -        (214,375)
                                                                                         ___________
      Total comprehensive income						                7,505,624
Dividends paid                      -           -     (7,059,039)       -          -      (7,059,039)
Stock options exercised          25,244      25,244          -          -      348,949       374,193
Stock based compensation            -           -            -          -      445,428       445,428
                              _________  __________  ___________   ________              ___________

Balances,
February 28, 2002 (Unaudited) 7,069,757  $7,069,757 $105,039,111 $  656,702 $1,125,994  $113,891,564
                              _________  __________  ___________   ________              ___________
                              _________  __________  ___________   ________              ___________


                                                      February 28,    August 31,
2002           2001
Disclosure of reclassification amount:       	 _(Unaudited)  ___________
  Unrealized holding gains (losses)
      arising during the period 	                 $ 134,187    $ (206,715)
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				                   348,562        81,653
                                                       _________    __________

        Net unrealized gains (losses) on securities   $(214,375)   $ (288,368)
                                                       _________    __________
                                                       _________    __________

See accompanying Notes to Condensed Consolidated Financial Statements.













ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Review Report)
                                                 Six Months Ended February 28,
                                                      2002             2001
                                                 _______________________________
Cash flows from operating activities:
     Net income                                   $ 7,719,999       $2,095,610
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization             3,544,473        3,470,493
          Contribution expense accrued              3,581,800             -
          Net decrease in current assets and
            liabilities                             5,140,394        1,528,714
          Deferred income taxes                       216,124         (628,525)
          Gain on sales of real estate            (11,326,787)      (1,049,916)
          Other                                     1,190,617         (318,693)
                                                   __________       __________
            Cash provided from
              operating activities                 10,066,620        5,097,683
                                                   __________       __________
Cash flows from (used for) investing activities:

     Notes receivable issuances                       (24,800)        (312,300)
     Notes receivable collections                       1,746           57,894
     Purchases of real estate                      (9,946,814)            -
     Purchases of property and equipment           (5,062,659)      (4,719,030)
     Proceeds from sales of real estate            12,802,198          704,220
     Proceeds from sales of property and equipment    367,896          880,351
     Purchases of marketable securities            (3,540,773)      (1,558,796)
     Proceeds from sales of marketable securities   2,553,615        1,090,519
                                                   __________       __________
            Cash used for
              investing activities                 (2,849,591)      (3,857,142)
                                                   __________       __________
Cash flows from (used for) financing activities:

     Repayment of bank loan                       (35,690,325)     (24,038,916)
     Proceeds from bank loan                       38,235,346       30,518,827
     Dividends paid                                (7,059,039)      (7,027,827)
                                                   __________       __________
            Cash used for
              financing activities                 (4,514,018)        (547,916)
                                                   __________       __________
            Increase in cash and
              cash investments                      2,703,011          692,625
                                                   __________       __________


Cash at beginning of period                         6,225,088        1,796,428
                                                   __________        _________

Cash at end of period                             $ 8,928,099      $ 2,489,053
                                                   __________       __________
                                                   __________       __________


























Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $1,202,643       $1,857,944
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $  925,600       $4,291,269
                                                   __________       __________
                                                   __________       __________


Non-cash investing and financing activities:


     Fair value adjustments to securities
       available for sale                          $ (330,704)      $  (59,557)
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $  116,329       $   22,411
                                                   __________       __________
                                                   __________       __________
     Reclassification of breeding herd
      to property & equipment                      $  515,398       $ 370,192
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2001.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 2002 and August 31, 2001 and the consolidated results of operations and cash flows for the three and six months ended February 28, 2002 and February 28, 2001.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2001 have been reclassified to conform to 2002 presentation.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". This Statement requires the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

2.  Real Estate:

Real Estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at February 28, 2002 and August 31, 2001 are as follows:

                                         February 28,         August 31,
                                             2002                2001
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $    239,784         $  241,852
    Mortgage notes receivable
       on bulk land sales                   7,143,033          7,052,911
    Other notes receivable                    235,000            300,000
                                         ____________         __________

    Total mortgage notes receivable      $  7,617,817        $ 7,594,763
    Less current portion                    2,491,682          2,482,454
                                         ____________         __________

       Non-current portion               $  5,126,135         $5,112,309
                                         ____________         __________
                                         ____________         __________

In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at the LIBOR, over four years.


4.	Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                         February 28,         August 31,
                                             2002                2001
                                         ____________        ___________
    Unharvested fruit crop on trees      $  9,363,003        $ 9,626,006
    Unharvested sugarcane                   2,641,746          5,386,633
    Beef cattle                             7,237,247          8,075,729
    Sod                                       208,678            158,241
                                         ____________        ___________

         Total inventories               $ 19,450,674        $23,246,609
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. At February 28, 2002, the Company had no open positions.


5.  Income taxes:

The provision for income taxes for the quarters and six months ended February 28, 2002 and February 28, 2001 is summarized as follows:

                          Three Months Ended               Six Months Ended
                     Feb. 28, 2002  Feb. 28, 2001    Feb. 28, 2002  Feb. 28, 2001
                    _____________  _____________    _____________  ______________
Current:
Federal income tax     $ (389,139)    $ 842,581        $  308,250     $1,395,355
State income tax          (72,454)      163,895            46,925        252,344
                    _____________  _____________    _____________  ______________

                         (461,593)    1,006,476           355,175      1,647,699
                    _____________  _____________    _____________  ______________

Deferred:
Federal income tax        621,989     (308,573)          153,867       (535,546)
State income tax          133,940      (54,126)           62,257        (92,979)
                    _____________  _____________    _____________  ______________

                          755,929     (362,699)          216,124       (628,525)
                    _____________  _____________    _____________  ______________
Total provision for
      income taxes      $ 294,336   $  643,777        $  571,299     $1,019,174
                    _____________  _____________    _____________  ______________
                    _____________  _____________    _____________  ______________

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. Financing agreements allowing the Company to borrow up to $41 million are due in 2003 and up to $3 million are due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10 million to be paid in equal principal installments over five years with interest to be paid quarterly.
In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at February 28, 2002 and August 31, 2001 was $50,167,793 and $46,704,954,
respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2002- $3,301,146; 2003- $31,168,559; 2004- $3,306,142;
2005- $3,308,905; 2006- $3,311,862; thereafter $9,072,325.

Interest cost expensed and capitalized during the six months ended February 28, 2002 and February 28, 2001 was as follows:

                                      2002                2001
                                    ________            ________

      Interest expensed           $1,045,619          $1,708,700
      Interest capitalized           129,366             109,909
                                    ________            ________

       Total interest cost        $1,174,985          $1,818,609
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

The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2002:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $   9,194,524   9,233,440   5,602,551  13,646,852   37,677,367
Costs and
  expenses      8,833,231   7,351,884   4,867,789   8,333,165   29,386,069
Depreciation and
  amortization  1,202,541   1,340,356     755,403     246,173    3,544,473

Segment profit    361,293   1,881,556     734,762   5,313,687    8,291,298

Segment assets 56,168,167  53,447,255  21,697,849  56,330,575  187,643,846


The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2001:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  11,516,991   9,241,521   5,751,244   3,220,594   29,730,350
Costs and
  expenses     10,260,103   7,292,628   5,233,684   3,829,151   26,615,566
Depreciation and
  amortization  1,243,000   1,256,219     718,639     252,635    3,470,493

Segment profit  1,256,888   1,948,893     517,560    (608,557)   3,114,784

Segment assets 54,845,676  51,831,962  20,407,345  45,370,653  172,455,636

*Consists of amounts related to forest products sales, rock and sand royalties, oil lease and land rentals, investments, real estate activities and other such items of a general corporate nature.

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

                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       life (in years)
                               _______        _________     _______________
     Balance outstanding,
     August 31, 1999            34,700        $ 14.62             10
                                                            _______________
     Granted                    15,042          14.62       _______________
                               _______        _________

     Balance outstanding,
     August 31, 2000            49,742          14.62             9.3
                                                            _______________
     Granted                    51,074          14.62       _______________
     Exercised                  16,686          14.62
                               _______        __________

     Balance outstanding,
     August 31, 2001            84,130          14.62             9.3
                                                            _______________
     Granted                    69,598          15.68       _______________
     Exercised                  25,244          14.82
                               _______        __________

     Balance outstanding,
     February 28, 2002         128,484        $ 15.15             9.15
                               _______        _________     _______________
                               _______        _________     _______________

On February 28, 2002, there were 128,484 shares exercisable and 479,586 shares available for grant.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $50,799,711 at February 28, 2002, down from $53,701,252 at August 31, 2001. As of February 28, 2002, the Company had cash and cash investments of $8,928,099 compared to $6,225,088 at August 31, 2001. Marketable securities increased from $18,726,723 to $19,707,554 during the same period. The ratio of current assets to current liabilities decreased to 6.56 to 1 at February 28, 2002 from 8.03 to 1 at August 31, 2001. The decrease in working capital ($50,799,711 vs. $53,701,252 as of February 28, 2002 and August 31, 2001, respectively) was largely due to the $2,000,000 increase in the current portion of notes payable during the same period. Total assets increased to $187,643,846 at February 28, 2002, compared to $179,033,580 at August 31, 2001.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $16.1 million at February 28, 2002.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the six months ending February 28, 2002 increased by $5,624,389 when compared to the same period a year ago. ($7,719,999 vs. $2,095,610 for the six months ended February 28, 2002 and February 28, 2001, respectively). Net income increased during the three months ended February 28, 2002, compared to the same period a year ago ($4,716,347 vs. $1,290,866).

Income before income taxes increased $5,176,514 for the six months ended February 28, 2002, when compared to the same period a year ago. This was primarily due to the increase in earnings from real estate activities ($11,366,237 for the six months ended February 28, 2002 compared to $1,112,416 for the six months ended February 28, 2001).

Earnings from agricultural activities decreased from the prior year ($1,977,132 vs. $2,276,551 for the second quarter, and $2,977,611 vs.
$3,723,341 during the first six months of fiscal 2002 and 2001, respectively).


Citrus
______

Citrus earnings decreased for the second quarter ($340,352 during fiscal 2002 vs. $996,423 during fiscal 2001) and during the six months ended February 28, 2002, when compared to the prior year ($361,293 during the first half of fiscal 2002 vs. $1,256,888 during the same period in fiscal 2001). This is in part the result of the recognition of revenue from the fiscal 2000 fresh fruit crop which was greater than the comparable amount realized in the first quarter of the current year ($185,697 in the second quarter of fiscal 2002, compared to $280,758 in the second quarter of fiscal 2001, see Note 1 to the Notes to Condensed Consolidated Financial Statements). Additionally, producing acreage
And boxes produced per acre decreased when compared to the prior year, resulting in higher unit costs for both the boxes harvested and the related pounds of solids.


Sugarcane
_________

Sugarcane earnings increased for the second quarter ($1,481,135 for fiscal 2002 vs. $1,247,061 for fiscal 2001) but decreased for the six months ended February 28, 2002 ($1,881,556 vs. $1,948,893 for the six months ended February 28, 2001). The number of producing acres are down slightly when compared to the prior year. This factor, combined with the effects of drought conditions early in the growing cycle, has combined to decrease the yield from this years crop.

Ranching
________

Ranch earnings increased for both the second quarter ($155,645 vs. $33,067 for the three months ended February 28, 2002 and February 28, 2001, respectively) and for the six months ($734,762 vs. $517,560 for the six months ended February 28, 2002 and February 28, 2001, respectively). Reduced operating expenses for beef are the primary reason for the improvement. Market prices for the second quarter were approximately the same as a year ago, while the number of cattle sold has decreased. Total revenue decreased slightly as a result of the decrease in sales quantity.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. At February 28, 2002, there were sales contracts in place for more than 5,400 acres of the Lee County, Florida property totaling $146 million. The agreements are at various stages of the due diligence periods with closing dates over the next ten years.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property (along with the sales contracts totaling $8 million). Through Agri, the Company expects to be able to underwrite previously uninsurable risk related to catastrophic crop and other losses.
Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. However, the current Federal Crop
Insurance Program does not provide business interruption coverage. The coverages contemplated by Agri would indemnify the insured for the loss of the revenue stream resulting from a catastrophic event that would cause a grove to be replanted. The insurance market is bifurcated into insurers and reinsurers. Reinsurers provide wholesale insurance coverage to the industry. Same specialized reinsurers will only deal with insurance companies. As a result, the only way to access the wholesale insurance market is through the formation of a captive insurance company. Reinsurers provide greater insurance coverage flexibility than can be found in the primary insurance market.

To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses through land sales, another 5,600 acres was transferred during fiscal 2001. Agri underwrote a limited amount of coverage during fiscal 2001. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance program.

During November 2001, Agri began to close on a 2,500 acre, $30 million sale, of which 40 acres were transferred in November and 1,744 acres were transferred by the end of December. However, upon mutual consent 323 acres, representing $9.6 million was released from the contract and retained by Agri for sale at a future date. The remaining 393 acres are scheduled to be transferred by the end of calendar year 2002.
The profit from this transaction is included in statement of operations under gain on sales of real estate.

Also in December 2001, the Company agreed to donate $5 million to Florida Gulf Coast University for a new athletic complex, scholarships and athletic programs. The agreement calls for $1 million to be donated during the current fiscal year and $800 thousand to be donated each year over the next five years. The donation has been accrued and is included in general and administrative expenses in the statement of operations.

During January 2002, the Company acquired 40 acres of Lee County property for $9.5 million. The property is located near one of the interstate highway access ramps to Florida Gulf Coast University and the Southwest Florida International Airport.

Critical Accounting Policies and Estimates
__________________________________________

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumption under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Alico records inventory at the lower of cost or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $185,697 during fiscal 2002 and $280,758 in 2001.

In accordance with Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives", the cost of growing crops (citrus and sugarcane) are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.


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

No changes

                                                    FORM 10-Q

                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B. Computation of Weighted Average Shares Outstanding at February 28, 2002.


    (b)  Reports on Form 8-K.

         October 2, 2001
         October 9, 2001
         December 5, 2001
         December 7, 2001
         December 7, 2001
         December 12, 2001
         December 13, 2001
         January 7, 2002
         January 7, 2002
         January 31, 2002
         February 25, 2002


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



April 15, 2002                            W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



April 15, 2002                            L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



April 15, 2002                            Deirdre M. Purvis
Date                                      Controller
                                          (Signature)

                                                   EXHIBIT A




                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc.
and subsidiaries as of February 28, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended February 28, 2002 and February 28, 2001, the condensed consolidated statements of stockholders' equity for the six-month period February 28, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 2002 and February 28, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


							s/s KPMG LLP


Orlando, Florida
April 5, 2002

                                                                   FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of February 28, 2002:



    Number of shares outstanding at August 31, 2001       7,044,513

                                                          _________
                                                          _________


    Number of shares outstanding at February 28, 2002     7,069,757

                                                          _________
                                                          _________



    Weighted Average 9/1/01 - 02/28/02                    7,060,928
                                                          _________
                                                          _________





                                                       EXHIBIT B