Form 10-Q
period 2002-05-31
ALICO INC
filed 2002-07-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 2002.

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



                           Yes  X          No



There were 7,074,966 shares of common stock, par value $1.00 per share, outstanding at July 15, 2002.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  ALICO, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited - See Accountants' Review Report)

                                       Three Months Ended               Nine Months Ended
                                   May 31, 2002   May 31, 2001    May 31, 2002   May 31, 2001
                                  _____________  _____________    _____________  ______________
Revenue:
     Citrus                       $ 9,889,128    $12,658,475      $ 19,083,652  $   24,175,466
     Sugarcane                      1,882,782      2,697,707        11,116,222      11,939,228
     Ranch                          2,535,861      2,156,471         8,138,412       7,907,715
     Rock products
       and sand                       570,417        447,055         1,428,971       1,280,913
     Oil lease and
       land rentals                   308,233        298,838           647,223         671,438
     Forest products                  110,744         7,700            252,324          35,983
     Retail land sales                 49,100        53,850             88,550         116,350
                                   ___________    __________       ___________     ___________

       Total revenue               15,346,265     18,320,096        40,755,354      46,127,093
                                  ___________    ___________      ____________    ____________
Cost of sales:
     Citrus production,
       harvesting and
       marketing                    7,605,387      9,396,475        16,438,618      19,656,578
     Sugarcane production
       and harvesting               1,863,944      2,031,410         9,215,828       9,324,038
     Ranch                          2,433,630      1,445,549         7,301,419       6,679,233
     Retail land sales                 44,434         48,171            91,000         122,215
                                   ___________    __________       ___________     ___________

       Total cost of sales         11,947,395     12,921,605        33,046,865      35,782,064
                                   ___________    __________       ___________     ___________

         Gross Profit               3,398,870      5,398,491         7,708,489      10,345,029

General and administration
   expenses                         1,296,650      1,043,296         8,537,630       3,089,703
                                   ___________    __________       ___________     ___________

     Income (loss)
          from operations           2,102,220      4,355,195          (829,141)      7,255,326

Other income (expenses):
     Profit on sales of real
       estate                         202,444        425,098        11,529,231       1,475,014
     Interest and
       investment income              403,478        214,852         1,237,044         946,433
     Interest expense                (682,486)      (647,342)       (1,728,105)     (2,356,042)
     Other                             (5,915)        49,067           102,010         190,923
                                   ___________    ___________      ____________    ____________

      Total other income, net        (82,479)         41,675        11,140,180         256,328
                                   ___________    ___________      ____________    ____________

Income before income taxes          2,019,741      4,396,870        10,311,039       7,511,654
Provision for income taxes	      1,588,437      1,425,128         2,159,736       2,444,302
                                   ___________    ___________      ____________    ____________

Net income                        $   431,304    $ 2,971,742       $ 8,151,303    $  5,067,352
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________

Weighted average number of shares
  outstanding                       7,065,053      7,031,585         7,065,053      7,029,023
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________

Per share amounts:
     Basic                         $       .06    $       .42      $       1.15    $       .72
     Fully diluted                 $       .06    $       .42      $       1.14    $       .72
     Dividends                     $        -     $        -       $       1.00    $      1.00

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                             May 31, 2002   August 31, 2001
                                           ___(Unaudited)_____________________
          ASSETS
Current assets:
     Cash and cash investments                 $  8,145,555       $  6,225,088
     Marketable securities                       21,118,518         18,726,723
     Accounts receivable                         10,781,186         10,153,205
     Mortgage and notes receivable                2,518,435          2,482,454
     Income taxes refundable                        477,567                  -
     Inventories                                 18,866,678         23,246,609
     Other current assets                           874,901            510,760
                                               ____________       ____________

          Total current assets                   62,782,840         61,344,839

Notes receivable, non-current                     5,111,145          5,112,309
Land held for development and sale               16,641,653          7,931,544
Investments                                       1,290,734          1,170,898
Property, buildings and equipment               144,363,298        138,352,300
Less:  Accumulated depreciation                 (38,918,694)       (34,878,310)
                                               ____________       ____________

          Total assets                         $191,270,976       $179,033,580
                                               ____________       ____________
                                               ____________       ____________






























                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                           May 31, 2002     August 31, 2001
        LIABILITIES                      ___(Unaudited)_______________________
Current liabilities:
     Accounts payable                       $  1,545,386          $  1,810,094
     Due to profit sharing plan                        -               443,942
     Accrued ad valorem taxes                    592,974             1,383,111
     Current portion of notes payable          3,301,146             1,301,146
     Accrued expenses                          1,506,410             1,394,940
     Income taxes payable                              -                22,670
     Deferred revenue                            150,523                52,987
     Deferred income taxes                     1,620,459             1,234,697
                                            ____________          ____________

          Total current liabilities            8,716,898             7,643,587

Notes payable                                 51,236,127            46,704,954

Deferred income taxes                          9,531,532            11,909,252

Other non-current liability                    3,640,593                     -

Accrued donation                               2,917,819                     -

Deferred retirement benefits                     430,816               150,429
                                            ____________          ____________

          Total liabilities                   76,473,785            66,408,222
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                   7,074,966             7,044,513

Additional paid in capital                     1,419,654               331,617

Accumulated other comprehensive income           832,156               871,077

Retained earnings                            105,470,415           104,378,151
                                            ____________          ____________

     Total stockholders' equity              114,797,191           112,625,358
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $191,270,976          $179,033,580
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.




                                      ALICO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (See Accountants' Review Report)
                                                                Accumulated
                                   Common Stock                    Other     Additional
                                Shares                 Retained Comprehensive Paid in
                                Issued      Amount     Earnings    Income     Capital       Total
                              _________  __________  ___________   _______   __________ ____________
Balances,
August 31, 2000               7,027,827  $7,027,827  $95,339,847 $1,159,445   $ 17,885  $103,545,004
_______________

Comprehensive income:
  Net income for the year
    ended August 31, 2001           -           -     16,066,131        -         -       16,066,131
  Unrealized losses on
    securities, net of taxes
    and reclassification adjustment -           -          -       (288,368)      -         (288,368)
                                                                                         ___________
      Total comprehensive income 						               15,777,763
Dividends paid                      -           -     (7,027,827)       -         -       (7,027,827)
Stock options exercised          16,686      16,686          -          -      227,264       243,950
Stock based compensation            -           -            -          -       86,468        86,468
                              _________  __________  ___________   ________              ___________

Balances,
August 31, 2001               7,044,513  $7,044,513 $104,378,151 $  871,077   $331,617  $112,625,358
_______________

Comprehensive income:
  Net income for the nine months
    ended May 31 , 2002             -           -      8,151,303        -          -       8,151,303
  Unrealized losses on
    securities, net of taxes
    and reclassification adjustment -           -            -      (38,921)        -        (38,921)
                                                                                         ___________
      Total comprehensive income						                8,112,382
Dividends paid                      -           -     (7,059,039)       -          -      (7,059,039)
Stock options exercised          30,453      30,453          -          -      419,896       450,349
Stock based compensation            -           -            -          -      668,141       668,141
                              _________  __________  ___________  _________              ___________

Balances,
May 31, 2002     (Unaudited) 7,074,966  $7,074,966 $105,470,415 $  832,156  $1,419,654  $114,797,191
                              _________  __________  ___________  _________              ___________
                              _________  __________  ___________  _________              ___________


                                                        May 31,      August 31,
2002           2001
Disclosure of reclassification amount:       	 _(Unaudited)  ___________
  Unrealized holding gains (losses)
      arising during the period 	                 $ 432,748    $ (206,715)
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				                   393,827        81,653
                                                       _________    __________

        Net unrealized losses on securities          $  (38,921)   $ (288,368)
                                                       _________    __________
                                                       _________    __________

See accompanying Notes to Condensed Consolidated Financial Statements.

                                   ALICO, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - See Accountants' Review Report)
                                                    Nine Months Ended May 31,
                                                      2002             2001
                                                 _______________________________
Cash flows from operating activities:
     Net income                                   $ 8,151,303      $ 5,067,352
     Adjustments to reconcile net income to cash
       provided from (used for) operating activities:
          Depreciation and amortization             5,208,871        5,224,329
          Contribution expense accrued              3,627,140             -
          Net decrease in current assets and
            liabilities                              (154,602)      (2,551,434)
          Deferred income taxes                    (1,941,699)         (27,516)
          Other non-current liability               3,640,593             -
          Gain on sales of real estate            (11,526,781)      (1,469,149)
          Other                                     1,553,994          367,484
                                                   __________       __________
            Cash provided from
              operating activities                  8,558,819        6,611,066
                                                   __________       __________
Cash flows from (used for) investing activities:

     Notes receivable issuances                      (171,295)        (324,000)
     Notes receivable collections                     136,478           77,541
     Purchases of real estate                     (10,135,343)            -
     Purchases of property and equipment           (7,439,353)      (6,277,820)
     Proceeds from sales of real estate            13,109,833        2,606,304
     Proceeds from sales of property and equipment    440,031          901,190
     Purchases of marketable securities            (5,349,439)      (2,525,341)
     Proceeds from sales of marketable securities   3,298,602        1,631,371
                                                   __________       __________
            Cash used for
              investing activities                 (6,110,486)      (3,910,755)
                                                   __________       __________
Cash flows from (used for) financing activities:

     Repayment of bank loan                       (40,146,992)     (30,980,583)
     Proceeds from bank loan                       46,678,165       36,013,827
     Dividends paid                                (7,059,039)      (7,027,827)
                                                   __________       __________
            Cash used for
              financing activities                   (527,866)      (1,994,583)
                                                   __________       __________
            Increase in cash and
              cash investments                      1,920,467          705,728
                                                   __________       __________


Cash at beginning of period                         6,225,088        1,796,428
                                                   __________        _________

Cash at end of period                             $ 8,145,555      $ 2,502,156
                                                   __________       __________
                                                   __________       __________





















Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $2,005,171       $2,575,648
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $  961,078       $5,548,139
                                                   __________       __________
                                                   __________       __________


Non-cash investing and financing activities:


     Fair value adjustments to securities
       available for sale                          $ (89,181)      $  195,458
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $ (50,260)      $  (73,551)
                                                   __________       __________
                                                   __________       __________
     Reclassification of breeding herd
      to property & equipment                      $  515,398       $ 370,192
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2001.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 2002 and August 31, 2001 and the consolidated results of operations and cash flows for the three month and nine month periods ended May 31, 2002 and 2001.

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

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at May 31, 2002 and August 31, 2001 are as follows:





















                                            May 31,           August 31,
                                             2002                2001
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $    297,859         $  241,852
    Mortgage notes receivable
       on bulk land sales                   7,156,407          7,052,911
    Other notes receivable                    175,314            300,000
                                         ____________         __________

    Total mortgage notes receivable      $  7,629,580        $ 7,594,763
    Less current portion                    2,518,435          2,482,454
                                         ____________         __________

       Non-current portion               $  5,111,145         $5,112,309
                                         ____________         __________
                                         ____________         __________

In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at LIBOR, over four years.


4.	Inventories:

A summary of the Company's inventories (in thousands) is shown below:

                                            May 31,            August 31,
                                             2002                2001
                                         ____________        ___________
    Unharvested fruit crop on trees      $  8,524,469        $ 9,626,006
    Unharvested sugarcane                   3,258,773          5,386,633
    Beef cattle                             6,842,327          8,075,729
    Sod                                       241,109            158,241
                                         ____________        ___________

         Total inventories               $ 18,866,678        $23,246,609
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements are deferred, with the cost of the related cattle being adjusted when the contracts are settled. At May 31, 2002, the Company had no open positions.















5.  Income taxes:

The provision for income taxes for the quarters and nine months ended May 31, 2002 and May 31, 2001 is summarized as follows:

                          Three Months Ended               Nine Months Ended
                     May 31, 2002  May 31, 2001      May 31, 2002   May 31, 2001
                    _____________  _____________    _____________  ______________
Current:
Federal income tax    $ 3,177,970     $ 705,690       $ 3,486,220     $2,101,045
State income tax          568,290       118,429           615,215        370,773
                    _____________  _____________    _____________  ______________

                        3,746,260       824,119         4,101,435      2,471,818
                    _____________  _____________    _____________  ______________

Deferred:
Federal income tax     (1,551,890)      508,397       (1,398,023)        (27,149)
State income tax         (605,933)       92,612         (543,676)           (367)
                    _____________  _____________    _____________  ______________

                       (2,157,823)      601,009       (1,941,699)        (27,516)
                    _____________  _____________    _____________  ______________

Total provision for
      income taxes     $1,588,437   $ 1,425,128       $2,159,736     $ 2,444,302
                    _____________  _____________    _____________  ______________
                    _____________  _____________    _____________  ______________

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. Financing agreements allowing the Company to borrow up to $26 million are due in 2003, $15 million in 2004, and up to $3 million due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10 million to be paid in equal principal installments over five years with interest to be paid quarterly. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt under these agreements at May 31, 2002 and August 31, 2001 was $51,236,127 and $46,704,954 respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2002- $3,301,146; 2003- $17,553,559; 2004- $18,306,142
2005- $3,308,905; 2006- $3,311,862; thereafter $8,755,659.














Interest cost expensed and capitalized during the nine months ended May 31, 2002 and May 31, 2001 was as follows:

                                      2002                2001
                                    ________            ________

      Interest expensed           $1,728,105          $2,356,042
      Interest capitalized           216,662             138,959
                                    ________            ________

       Total interest cost        $1,944,767          $2,495,001
                                    ________            ________
                                    ________            ________

7.  Other non-current liability:

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico's goal included not only prefunding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those assets by Agri, management has decided to record a contingent liability, providing for potential differences in the tax treatment of sales of Agri's assets in its initial year of operation. Management's decision has been influenced by perceived changes in the regulatory environment.

8.  Dividends:

On October 2, 2001 the Company declared a year-end dividend of $1.00 per share, which was paid on October 26, 2001.

9.  Disclosures about reportable segments:

Alico, Inc. has three reportable segments: citrus, sugarcane, and ranch. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

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




The following table presents information for each of the Company's operating segments as of and for the nine months ended May 31, 2002:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  19,083,652  11,116,222   8,138,412   2,417,068   40,755,354
Costs and
  expenses     16,438,618   9,215,828   7,301,419      91,000   33,046,865
Depreciation and
  amortization  1,796,862   1,929,899   1,119,446     362,664    5,208,871

Segment profit  2,645,034   1,900,394     836,993   2,326,068    7,708,489

Segment assets 57,818,342  53,486,709  20,357,175  59,608,750  191,270,976


The following table presents information for each of the Company's operating segments as of and for the six months ended May 31, 2001:

              ____________________________________________________________
                                                   General    Consolidated
                 Citrus    Sugarcane    Ranch     Corporate*      Total
              ____________________________________________________________

Revenue     $  24,175,466  11,939,228   7,907,715   2,104,684   46,127,093
Costs and
  expenses     19,656,578   9,324,038   6,679,233     122,215   35,782,064
Depreciation and
  amortization  1,847,958   1,929,626   1,067,935     378,810    5,224,329

Segment profit  4,518,888   2,615,190   1,228,482   1,982,469   10,345,029

Segment assets 54,025,358  52,274,626  19,743,567  48,975,178  175,018,729

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












                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       life (in years)
                               _______        _________     _______________
     Balance outstanding,
     August 31, 1999            34,700        $ 14.62             10.6
                                                            _______________
     Granted                    15,042          14.62       _______________
                               _______        _________

     Balance outstanding,
     August 31, 2000            49,742          14.62             9.7
                                                            _______________
     Granted                    51,074          14.62       _______________
     Exercised                  16,686          14.62
                               _______        __________

     Balance outstanding,
     August 31, 2001            84,130          14.62             9.5
                                                            _______________
     Granted                    69,598          15.68       _______________
     Exercised                  30,453          14.79
                               _______        __________

     Balance outstanding,
     May 31, 2002              123,275       $  15.18             10
                               _______        _________     _______________
                               _______        _________     _______________

On May 31, 2002, there were 123,275 shares exercisable and 479,586 shares available for grant.



























ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $54,065,942 at May 31, 2002, up from $53,701,252 at August 31, 2001. As of May 31, 2002, the Company had cash and cash investments of $8,145,555 compared to $6,225,088 at August 31, 2001. Marketable securities increased from $18,726,723 to $21,118,518 during the same period. The ratio of current assets to current liabilities decreased to 7.20 to 1 at May 31, 2002 from 8.03 to 1 at August 31, 2001. The increase in working capital ($54,065,942 vs. $53,701,252 as of May 31, 2002 and August 31, 2001, respectively) was largely due to the increase in the marketable securities. Total assets increased to $191,270,976 at May 31, 2002, compared to $179,033,580 at August 31, 2001.

In connection with financing agreements with commercial banks (See Note 6 under Notes to Condensed Consolidated Financial Statements), the Company has an unused availability of funds of approximately $14.8 million at May 31, 2002.


RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the nine months ending May 31, 2002 increased by $3,083,951 when compared to the same period a year ago. ($8,151,303 vs. $5,067,352 for the nine months ended May 31, 2002 and May 31, 2001, respectively). Net income decreased during the three months ended
May 31, 2002, compared to the same period a year ago ($431,304 vs. $2,971,742).

Income before income taxes increased $2,799,385 for the nine months ended May 31, 2002, when compared to the same period a year ago.
This was largely due to the increase in earnings from real estate activities ($11,529,231 for the nine months ended May 31, 2002 compared to $1,475,014 for the nine months ended May 31, 2001).

Earnings from agricultural activities decreased from the prior year ($2,404,810 vs. $4,639,219 for the third quarter, and $5,382,421 vs.
$8,362,560 during the first nine months of fiscal 2002 and 2001, respectively).


Citrus
______

Citrus earnings decreased for the third quarter ($2,283,741 during fiscal 2002 vs. $3,262,000 during fiscal 2001) and during the nine months ended May 31, 2002, when compared to the prior year ($2,645,034 during the nine months of fiscal 2002 vs. $4,518,888 during the same period in fiscal 2001). This is in part the result of the recognition of additional revenue from the fiscal 2001 fruit crop which was less than the comparable amount realized in the first quarter of the prior year ($568,269 in fiscal 2002, compared to $617,086 in fiscal 2001).
Additionally, producing acreage and boxes produced per acre decreased when compared to the prior year, resulting in higher unit costs for both the boxes harvested and the related pounds of solids.


Sugarcane
_________

Sugarcane earnings decreased for the third quarter ($18,838 for fiscal 2002 vs. $666,297 for fiscal 2001) and for the nine months ended May 31, 2002 ($1,900,394 vs. $2,615,190 for the nine months ended May 31, 2001). The number of producing acres are down slightly when compared to the prior year. This factor, combined with the effects of drought conditions early in the growing cycle, has combined to decrease the yield from this years crop.

Ranching
________

Ranch earnings decreased for both the third quarter ($102,231 vs. $710,922 for the nine months ended May 31, 2002 and May 31, 2001, respectively) and for the nine months ($836,993 vs. $1,228,482 for the nine months ended May 31, 2002 and May 31, 2001, respectively). Market prices, as well as the number of cattle sold for the third quarter, were lower than the same period a year ago.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. At May 31, 2002, there were sales contracts in place for more than 5,400 acres of the Lee County, Florida property totaling $146 million. The agreements are at various stages of the due diligence periods with closing dates over the next ten years.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri)
a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. The Federal Crop Insurance Program provides coverage for certain perils e.g. freeze damage, windstorm, disease, etc. However, the current Federal Crop Insurance Program does not provide business interruption coverage. The coverages currently underwritten by Agri will indemnify the insured for a loss of their revenue stream resulting from a catastrophic event that would cause a grove to be replanted. The insurance market is bifurcated into insurers and reinsurers. Reinsurers provide wholesale insurance coverage to the industry. Some specialized reinsurers will only deal with insurance companies. As a result, the only way to access the wholesale insurance market is through the formation
of a captive insurance company.   Reinsurers provide greater insurance
coverage flexibility than can be found in the primary insurance market.

Agri is a newly created entity. It would be difficult, if not impossible, to speculate about the impact that Agri could have on our financial position, results of operations and liquidity in future periods. Since future coverages that will be written, as liquidity is generated, will be primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri underwrote a limited amount of coverage, referred to above, during fiscal 2001. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance program.

During September of 1999, the Company announced a sale of 1,270 acres of land surrounding the University site in Lee County for $16.5 million.
The contract called for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. In July of 2000, Agri sold another 488 acres to the same buyer, also near the University, for $10.6 million. In connection with the sale, the purchaser agreed to pay off the $12.3 million mortgage related to the September 1999 sale and pay 10% of the contract price for their second purchase at closing, with the balance payable over the next four years. The first sale generated a pre-tax gain of $13.4 million. The gain related to the second sale was recognized during fiscal 2000, to the extent that 10% of the purchase price has been collected net of closing costs ($959 thousand). The remainder of the gain and related mortgage were recognized during the current fiscal year upon receipt of the first annual mortgage payment which, combined with the initial payment in fiscal 2000, exceeded 20% of the contract price.

During November 2001, Agri began to close on a 2,500 acre, $30 million sale, of which 40 acres were transferred in November and 1,744 acres were transferred by the end of December. However, upon mutual consent 323 acres, representing $9.6 million were released from the contract and retained by Agri for sale at a future date. The remaining 393 acres are scheduled to be transferred by the end of calendar year 2002.
The profit from this transaction is included in statement of operations under gain on sales of real estate.

As discussed above and in Note 7 to the Condensed Consolidated Financial Statements, Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those assets by Agri, management has decided to record a contingent liability, providing for potential differences in the tax treatment of sales of Agri's assets in its initial year of operation. Management's decision has been influenced by perceived changes in the regulatory environment.

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $568,269 during fiscal 2002 and $617,086 in 2001.

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

No changes

                                                   FORM 10-Q

                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         A.  Accountant's Report.

         B.  Computation of Weighted Average Shares Outstanding at
             May 31, 2002.


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



                                          ALICO, INC.
                                          (Registrant)



July 15, 2002                             W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



July 15, 2002                             L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



July 15, 2002                             Deirdre M. Purvis
Date                                      Controller
                                          (Signature)




                                                   EXHIBIT A



                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of May 31, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended May 31, 2002 and May 31, 2001, the condensed consolidated statements of stockholders' equity for the nine-month period May 31, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2002 and May 31, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


							s/s KPMG LLP


Orlando, Florida
June 27,2002

                                                                   FORM 10-Q



                              ALICO, INC.



Computation of Weighted Average Shares Outstanding as of May 31, 2002:



    Number of shares outstanding at August 31, 2001       7,044,513

                                                          _________
                                                          _________


    Number of shares outstanding at May 31, 2002          7,074,966

                                                          _________
                                                          _________



    Weighted Average 9/1/01 - 05/31/02                    7,065,053
                                                          _________
                                                          _________





                                                       EXHIBIT B