Form 10-K/A
period 2001-08-31
ALICO INC
filed 2002-07-19
CIK 3545

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

Profit on Sale of Real Estate
____________________________________

Profit from the sale of real estate retail land sales, made through Saddlebag, decreased from $18 thousand 13.3 million in fiscal
2000 to $(2) thousand 11.4 million in fiscal 2001. Profit from the sale of bulk land sales, made through Agri, decreased from $13.3 million in fiscal 2000 to $11.4 million in fiscal 2001. The Company Additionally, Agri recognized a $9.54 million gain on the sale of 488 acres, sold during fiscal 2000, upon receipt of the first annual mortgage payment which, combined with the initial payment in fiscal 2000, exceeded 20 30% of the contract price.

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

Individual Operating Divisions
______________________________

Gross profit for the individual operating divisions, for fiscal 2001, 2000 and 1999, is presented in the following schedule and is discussed in subsequent sections:






                                             Years Ended August 31,
                                                 (in thousands)
                                         2001          2000          1999
                                       _______       _______       _______
CITRUS
  Revenues:
    Sales                              $27,570       $28,172       $23,518
    Less harvesting & marketing         10,046         9,737         7,902
                                       _______       _______       _______
      Net Sales                         17,524        18,435        15,616

  Cost and Expenses:
    Direct production**                  8,932         8,665        10,198
    Allocated cost*                      3,472         3,040         2,977
                                       _______       _______       _______

      Total                             12,404        11,695        13,175
                                       _______       _______       _______

        Gross profit, citrus             5,120         6,740         2,441
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                               11,939         8,501         7,120
    Less harvesting & hauling            2,516         1,997         1,341
                                       _______       _______       _______
      Net Sales                          9,423         6,504         5,779
  Costs and expenses:
    Direct production                    3,810         2,787         1,886
    Allocated cost*                      2,992         2,178         1,257
                                       _______       _______       _______

      Total                              6,802         4,965         3,143
                                       _______         _____       _______

        Gross profit, sugarcane          2,621         1,539         2,636
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                9,299         6,062         6,271
  Costs and expenses:
    Direct production                    5,571         3,844         4,507
    Allocated cost*                      2,133         1,479         1,772
                                       _______       _______       _______

      Total                              7,704         5,323         6,279
                                       _______       _______       _______

        Gross profit (loss), ranch       1,595           739            (8)
                                       _______       _______       _______
        Total gross profit,
          agriculture                    9,336         9,018         5,069
                                       _______       _______       _______


OTHER OPERATIONS
  Revenues:
    Rock products and sand               1,726         1,320         1,350
    Oil leases and land rentals            770           923           711
    Forest products                         91            84           136
    Recovery of citrus eradication costs
     in excess of basis                  2,968           235             -
    Other                                  245            37           240
                                       _______       _______       _______

        Total                            5,800         2,599         2,437

Costs and expenses:
    Allocated Cost*                        604           658           767
    General and administrative,
      all operations                     4,867         3,757         2,742
                                       _______       _______       _______

        Total                            5,471         4,415         3,509
                                       _______       _______       _______

        Gross loss, other
            operations                     329        (1,816)       (1,072)
                                       _______       _______       _______

          Total gross profit             9,665         7,202         3,997
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                2,124         3,094         1,302
  Expense                                3,029         3,020         2,085
                                       _______       _______       _______

        Interest & dividends, net         (905)           74          (783)
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                 12,442        14,112         4,299
  Expenses:
    Cost of sales                          857           126            92
    Other Costs                            233           687           360
                                       _______       _______       _______

      Total                              1,090           813           452
                                       _______       _______       _______

        Gain on sale of real estate     11,352        13,299         3,847
                                       _______       _______       _______

          Income before income taxes   $20,112       $20,575       $ 7,061
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

Agri is a newly created entity. It would be difficult, if not impossible, to speculate about the impact that Agri could have on our financial position, results of operations and liquidity in future periods. Since the coverages that will be written, as liquidity is generated, will be primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres was transferred during fiscal 2001. Agri underwrote a limited amount of coverage during fiscal 2001, and is expected to begin writing more significant coverages before the end of December 2001. As Agri gains underwriting experience and increases its liquidlity, it will be able to increase its insurance program.

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $617,086, $1,839,642, and $159,748 during fiscal 2001, 2000, and
1999, respectively.

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
                                               ____________   ____________
                                               ____________   ____________


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          2001         2000         1999

                                      ___________  ___________  ___________
Revenue:
  Citrus (including revenues from
    affiliate (Note 10)               $27,569,705  $28,172,057  $23,518,082
  Sugarcane                            11,939,228    8,501,549    7,119,976
  Ranch                                 9,299,477    6,062,224    6,270,988
  Forest products                          90,861       84,104      136,372
  Rock and sand royalties               1,725,997    1,319,525    1,349,856
  Oil lease and land rentals              770,170      923,535      710,731
  Retail land sales                       137,950      144,250       39,750
                                      ___________   __________  ___________

     Total revenue                     51,533,388   45,207,244   39,145,755
                                      ___________   __________  ___________

Costs of sales:
  Citrus production, harvesting and
    marketing (including charges from
    affiliate (Note 10))               22,450,086   21,431,441   21,077,169
  Sugarcane production, harvesting
    and hauling                         9,317,739    6,962,366    4,483,250
  Ranch                                 7,704,467    5,323,002    6,280,000
  Retail land sales                       140,102      126,012       92,029
                                       __________  ___________  ___________

      Total costs of sales             39,612,394   33,842,821   31,932,448
                                       __________  ___________  ___________


      Gross profit                     11,920,994   11,364,423    7,213,307

  Other, General and administrative
    expenses                            5,471,128    4,415,614    3,508,845
                                       __________  ___________  ___________

      Income (loss) from operations     6,449,866    6,948,809    3,704,462

Other income (expenses):

  Profit on sales of real estate:
    Sales                              12,840,652   27,575,329    4,506,667
    Cost of sales                       1,486,282    4,754,645      606,983
                                       ___________  ___________  ___________

      Gross profit                     11,354,370   22,820,684    3,899,684
      Gross profit not yet
        recognized                            -      9,540,000          -
                                       ___________  ___________  ___________

      Profit on sales of
        real estate, net               11,354,370   13,280,684    3,899,684
  Interest and investment income        2,123,595    3,093,203    1,301,991
  Recovery of citrus eradication costs
    in excess of basis (Note 13)        2,967,950      234,920        -
  Interest expense (Note 6)            (3,028,631)  (3,019,819)  (2,085,065)
  Other income                            245,165       37,177      239,866
                                      ___________  ___________  ___________

      Total other income, net          13,662,449   13,626,165    3,356,476
                                      ___________  ___________  ___________

Income before income taxes             20,112,315   20,574,974    7,060,938
Provision for income taxes (Note 9)     4,046,184    6,464,358    2,980,214
                                      ___________  ___________  ___________

      Net Income                       16,066,131  $14,110,616  $ 4,080,724
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding                           7,032,929    7,027,827    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of dilutive
  shares outstanding                    7,057,395    7,031,861    7,032,432
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Per share amounts:
  Basic                               $      2.29  $      2.01  $       .58
  Fully diluted                       $      2.28  $      2.01  $       .58
  Dividends                           $      1.00  $       .30  $       .50

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
                                          _________     _________   _________
                                          _________     _________   _________

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended August 31,
                                            2001        2000          1999
                                        ___________  ___________  __________
Increase (Decrease) in Cash and Cash Investments:

Cash flows from operating activities:
  Net income                          $16,066,131  $14,110,616  $ 4,080,724
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization       6,946,005    5,118,854    5,355,450
    (Gain) loss on breeding herd sales    (76,993)      99,766     (316,700)
    Deferred income tax expense, net    1,178,810     (613,097)    (631,748)
    Deferred retirement benefits         (102,380)    (124,678)     374,167
    Net gain on sale of marketable
      securities                         (159,830)  (1,868,010)     (11,736)
    Loss on sale of property
      and equipment                     1,641,938    1,232,535       33,934
    Gain on real estate sales         (11,585,627) (13,967,688)  (4,299,434)
    Stock options granted below fair
      market value                         86,468       17,885         -
    Cash provided by (used for) changes in:
      Accounts receivable               1,846,507   (3,930,668)   3,062,972
      Inventories                      (1,701,762)  (2,214,387)  (3,824,055)
      Income taxes refundable               -            -         (549,586)
      Other assets                       (600,335)    (201,767)     138,673
    Accounts payable and accrued
        expenses                         (112,219)     161,824    1,893,878
      Income taxes payable             (4,146,847)   4,719,103     (623,128)
      Deferred revenues                    52,987        -         (345,763)
                                      ___________  ___________  ___________

        Net cash provided by operating
          activities                    9,332,853    2,540,288    4,337,648
                                      ___________  ___________  ___________
Cash flows from investing activities:
  Increase in land inventories           (924,851)    (713,832)    (591,338)
  Purchases of property and
    equipment                          (8,502,483)  (9,995,159) (27,883,421)
  Proceeds from disposals of
    property and equipment                959,324      522,091      457,584
  Proceeds from sale of real
    estate                              2,880,279   17,089,222    4,466,917
  Purchases of investments               (211,646)     (69,937)     (39,165)
  Proceeds from the sale of
    other assets                            -           56,829       58,250
  Purchases of marketable
    securities                         (3,013,303)  (2,902,598)  (3,461,686)
  Proceeds from sales of
    marketable securities               2,039,159    1,967,397    2,140,932
  Issuances of mortgages and
    notes receivable                     (381,425)     (85,080)       -
  Collection of mortgages and
    notes receivable                    2,630,275      105,926     146,677
                                      ___________   __________  ___________
          Net cash provided by
            (used for) investing
            activities                 (4,524,671)   5,974,859  (24,705,250)
                                      ___________  ___________  ___________

                                             Years Ended August 31,
                                          2001         2000         1999
                                      ___________  ___________  ___________

Cash flows from financing activities:
  Proceeds from exercising
      stock options                       243,950        -             -
  Proceeds from bank loans             43,193,828   33,086,000   59,952,000
  Repayment of bank                   (36,789,473) (38,437,200) (36,237,923)
  Dividends paid                       (7,027,827)  (2,108,348)  (3,513,914)
                                      ___________  ___________  ___________

          Net cash provided by
            (used for) financing
            activities                   (379,522)  (7,459,548)  20,200,163
                                      ___________  ___________  ___________

          Net increase (decrease) in
            cash and cash investments   4,428,660    1,055,599     (167,439)

Cash and cash investments:
  At beginning of year                  1,796,428      740,829      908,268
                                      ___________  ___________   __________

  At end of year                      $ 6,225,088  $ 1,796,428  $   740,829
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $ 3,101,692  $ 2,863,215  $ 2,186,855
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


  Cash paid for income taxes,         $ 7,014,227  $ 2,472,505  $ 3,142,286
    including related interest (Note 9)___________  ___________  ___________
                                      ___________  ___________  ___________
  Noncash investing activities:

    Fair value adjustments to
       securities available for sale  $  (462,350) $   208,175  $ 1,482,456
						  ___________  ___________  ___________
						  ___________  ___________  ___________

    Income tax effect related
       to fair value adjustments      $ (173,982)  $    78,336  $   557,848
						  ___________  ___________  ___________
						  ___________  ___________  ___________

    Reclassification of breeding
       herd to Property & Equipment   $  370,192   $   989,896  $   902,763
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

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. The revenue is based on the Company's estimates of the amounts to be received as the sales of pooled products are completed. Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $617,086, $1,839,642, and $159,748 during fiscal years 2001, 2000 and 1999, respectively.

          Revenue from sugarcane is recognized when the harvested product is taken for processing. The earnings process is complete at that time and the resulting revenue is determinable for the sugarcane crop as of year-end, therefore, no estimations are necessary.

          The Company recognizes revenue from cattle sales at the time the cattle are sold at auction.

     (c)  Real Estate
          ___________

          Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Saddlebag are not recognized until payments received, including interest, aggregate the buyer's initial investment or cumulative payments of principal and interest equal or exceed 10 percent of the contract sales price for residential real estate or 20 percent for commercial real estate. Commercial or bulk land sales, made through Agri, are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25%, of the contract sales price. At August 31, 2000, the Company had deferred revenue of did not recognize gross profit totaling $9,540,000 related to commercial real estate which was sold subject to a mortgage note receivable (note 3). The terms of the sale called for 10% of the contract price of $10,600,000 to be paid at closing. The $1,060,000 less the land basis and closing costs was recognized as a gain on the sale of real estate totaling $287,880 during August 31, 2000. During the year ended August 31, 2001, the purchaser made the first of four equal annual installments, required in the mortgage, totaling $2,385,000, plus interest. The deferred profit on the sale was then recognized as 32.5 percent of the contract price was received and the buyer's continuing investment became adequate to demonstrate its commitment to pay for the property.

          Sales Profits from commercial real estate sales are discounted to yield reflect the market rate of interest where the stated rate is less than the market rate. The recorded valuation discounts are realized as the balances due are collected.
          In the event of early liquidation, interest is recognized on the simple interest method.

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



     (e)  Inventories
          ___________

          The costs of growing citrus and sugarcane are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

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

          All costs related to the development of citrus groves, through planting, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, etc. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs, except for land excavation become the depreciable basis of a grove and are written off over 25 years.

          Development costs for sugarcane are capitalized the same as citrus. However, sugarcane matures in one year and the Company is able to harvest an average of 3 crops (1 per year) from one planting.
          As a result, cultivation/caretaking costs are expensed as the crop is harvested, while the appropriate development and planting costs are depreciated over 3 years.

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

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". This Statement requires the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


         (g) Land Inventories
          ___________________
          Land inventories are carried at cost and consists of property located in Lee County, Florida and owned by Agri-Insurance Co., Ltd. The property is held for sale as commercial real estate.
-

         (h) Other Investments
          ___________________

          Other investments are carried at cost which primarily includes stock owned in cooperatives. The Company uses cooperatives to process and sell sugarcane and cattle.
          Cooperatives typically require members to acquire ownership as a term of use of its services.


         (i) Income Taxes
          ____________

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

         (j)  Basic Net Earnings Per Share
          ________________________

          Earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the year. The Company has no had 7,057,395 shares of dilutive securities. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted earnings per share computation.

          There were no stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

         (k)  Cash Flows
          __________

          For purposes of the cash flows, cash and cash investments include cash on hand and amounts due from financial institutions with an original maturity of less than three months.

         (l)  Use of Estimates
          ________________

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate.

         (m)  Financial Instruments and Accruals
          __________________________________

          The carrying amounts in the consolidated balance sheets for accounts receivable, mortgage and notes receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items.
          The carrying amounts reported for the Company's long-term debts approximate fair value.

          (n) Derivative and Hedging Instruments
          __________________________________

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


         (o) Accumulated Other Comprehensive Income
         ______________________________________

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

         (p) Stock-Based Compensation
         ________________________

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

        (q) Reportable Operating Segments
        _________________

        Alico, Inc. The Company has three four reportable segments: citrus, sugarcane, and ranch and general corporate. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are all located
        in Florida.   The citrus segment produces fruit for both the fresh
        fruit and processed juice markets. The sugarcane segment produces sugarcane for processing. The ranch segment raises beef cattle to be sold in the wholesale market.

        The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different operating strategies.


       (r) Reclassifications
        _________________

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
                                                 ______          ______
                                                 ______          ______

14) Business Reportable Segment Information
    ____________________________

    The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's operations reportable segments (in thousands) for the years ended
    August 31, 2001, 2000 and 1999 is summarized as follows:

                                        2001        2000        1999
                                     ________    ________    ________
     Revenues from external customers:
       Agriculture:
         Citrus                      $ 27,570    $ 28,172    $ 23,518
         Sugarcane                     11,939       8,501       7,120
         Ranch                          9,299       6,062       6,271
                                     ________    ________    ________

           Total agriculture revenues
             from external customers
             for reportable segments   48,808      42,735      36,909
         Real estate
         General corporate
         Other revenues from
             external customers         2,725       2,472       2,237
                                     ________    ________    ________
     Consolidated totals


     Total consolidated revenues     $ 51,533    $ 45,207    $ 39,146
                                     ________    ________    ________
                                     ________    ________    ________

     Costs of sales:
         Citrus                      $ 22,450    $ 21,431    $ 21,077
         Sugarcane                      9,318       6,962       4,483
         Ranch                          7,704       5,323       6,280
                                     ________    ________    ________

           Total costs of sales
            for reportable segments    38,472      33,716      31,840

       Other costs of sales             1,140         127          92
                                     ________    ________    ________

           Total consolidated
            costs of sales           $ 39,612    $ 33,843    $ 31,932
                                     ________    ________    ________
                                     ________    ________    ________


                                       2001        2000        1999
                                     ________    ________    ________
     Operating income (loss) Gross profit:
       Agriculture:
         Citrus                      $  5,120    $  6,741    $  2,441
         Sugarcane                      2,621       1,539       2,637
         Ranch                          1,595         739          (9)
                                     ________    ________    ________
           Total agriculture profit
            for reportable segments     9,336       9,019       5,069

       Real estate
       General corporate

           Total operating income
       Interest expense
       General corporate expenses
       Other gross profit               2,585       2,345       2,144
                                     ________    ________    ________

          Income before
             income taxes

          Consolidated gross profit    11,921      11,364       7,213
                                     ________    ________    ________
     Unallocated amounts:
       Profit on sale of bulk
         real estate                   11,354      13,281       3,900
       Other corporate expense         (3,163)     (4,070)     (4,052)
                                     ________    ________    ________

Income before income taxes           $ 20,112    $ 20,573    $  7,061
                                     ________    ________    ________
                                     ________    ________    ________

     Capital expenditures:
       Agriculture:
         Citrus                      $  3,310    $  1,331    $  9,674
         Sugarcane                      2,632       5,861      13,995
         Ranch                          2,157       2,940       3,247

         Sod
         Farm lands
         Heavy equipment
                                     ________    ________    ________

           Total agriculture capital
             expenditures for
             reportable segments        8,099      10,132      26,916
       General corporate
       Other capital expenditures         773         853       1,870
       Cattle transferred from
        inventory held for sale
        into breeding stock              (370)       (990)       (903)
                                     ________    ________    ________

           Total consolidated totals
             capital expenditures    $  8,502    $  9,995    $ 27,883
                                     ________    ________    ________
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,405    $  2,417    $  2,273
         Sugarcane                      2,587       2,235       1,460
         Ranch                          1,456         (66)      1,174
         Sod
         Farm lands
         Heavy equipment
                                     ________    ________    ________

           Total agriculture depreciation,
            depletion and amortization
            for reportable segments     6,448       4,586       4,907
       General corporate
       Other depreciation, depletion,
        and amortization                  498         533         448
                                     ________    ________    ________

           Consolidated totals
           Total consolidated depreciation,
            depletion and
            amortization             $  6,946    $  5,119    $  5,355
                                     ________    ________    ________
                                     ________    ________    ________

     Identifiable Assets:
       Agriculture:
         Citrus                      $ 53,266    $ 56,173    $ 55,156
         Sugarcane                     51,678      50,784      45,629
         Ranch                         22,205      21,765      19,306
         Sod
         Farm lands
         Heavy equipment
                                     ________    ________    ________

     Total agriculture assets for
      reportable segments             127,149     128,722     120,091
       Real estate
       General corporate
       Other assets                    51,985      48,154      36,831
                                     ________    ________    ________

           Consolidated totals
           Total consolidated assets $179,134    $176,876    $156,922
                                     ________    ________    ________
                                     ________    ________    ________

      Identifiable assets represents assets on hand at year-end which are allocable to a particular segment either by their direct use or by allocation when used jointly by two or more segments. General corporate Other assets consist principally of cash, temporary investments, mortgage notes receivable, bulk land inventories, and property and equipment used in general corporate business.

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