Form 10-K
period 2002-08-31
ALICO INC
filed 2002-11-15
CIK 3545

Alico, Inc.
P. O. Box 338
La Belle, FL  33975

November 15, 2002

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10-K for the year ending August 31, 2002.

Sincerely,

ALICO, INC.

L. Craig Simmons

L. Craig Simmons
Vice President and
Chief Financial Officer

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549
                       FORM 10-K

__X__  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 2002.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______ to________.
Commission file number 0-261.
                       ALICO, INC.
  ______________________________________________________
 (Exact name of registrant as specified in its charter)

          Florida                                    59-0906081
_______________________________
                                           ____________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

   P. O. Box 338, La Belle, Florida                       33975
______________________________________               __________
(Address of principal executive offices)             (Zip Code)

                                                  (863)675-2966
Registrant's telephone number, including area code_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__     No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by eference in Part III of this Form 10-K or any amendment to this
Form 10-K.   _____

As of October 11, 2002 there were 7,093,092 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by non-affiliates was approximately $101,184,156.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement dated November 8,
2002 are incorporated by reference in Parts II and III, respectively.

                          PART I
                          ______

Item 1.          Business.
__________________________

Alico, Inc. (the "Company") is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 140,526 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 7 for location and acreage by current primary use.)
The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farm-ing, grazing,recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 69 to 89 percent of annual revenues during the past five years. Citrus groves generate the most gross revenue. Sugarcane ranks second in revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of revenue. Approximately 9,197 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 11,680 acres in production during the 2002 fiscal year consisted of 1,520 acres planted in 1997, 3,326 acres planted in 1998, 4,152 acres planted in 1999 and 2,682 acres planted in 2000.

Leasing of lands for rock mining and oil and mineral explor-ation, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 4 to 5 percent of total revenue.

The Company is not in the retail land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc.. However,it does from time to time sell properties which, in the judgment of management, are surplus to the Company's primary operations. Additionally, the Company's wholly owned subsidiary, Agri-Insurance Company, Ltd., engages in bulk land sales in connection with the gene-ration of underwriting capital. Gains from sales of real estate during the past five years has ranged from 3 to 23 per-cent of total revenues.

For further discussion of the relative importance of the various segments of the Company's operations, including finan-cial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 15 of Notes to Consolidated Financial State-ments and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.


Subsidiary Operations
_____________________

The Company has two wholly owned subsidiaries; Saddlebag Lake Resorts, Inc. ("Saddlebag") and Agri-Insurance Company, Ltd. ("Agri"). Saddlebag has been active in the subdividing, deve-lopment and sale of real estate since its inception in 1971. Saddlebag has two subdivisions near Frostproof, Florida which have been developed and are on the market. While one of the subdivisions has been sold out, approximately 62% of the lots in the second development have been sold.

Agri, formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and disease. During fiscal 2002, Agri supplied reinsurance to an independent underwriter who insured catastrophic business interruption coverage for Ben Hill Griffin, Inc.. The total coverage under the policy was $3.2 million and the premium charged was $128 thousand. The coverage term was from Decem-ber 2001 to December 2002. The Company expects to renew the policy and appropriately adjust premium rates. Additionally, Agri directly underwrote catastrophic business interruption coverage for its parent company, Alico, Inc., insuring all of Alico's citrus groves. The coverage term was from August 31, 2002 to August 2003. Total coverage under the policy was $12.7 million and the premium charged was $803 thousand.

The financial results of the operation of these subsidiaries are consolidated with those of the Company. (See Note 1 of Notes to Consolidated Financial Statements.)


Citrus
______

Approximately 9,756 acres of citrus were harvested during the 2001/02 season. Since 1983 the Company has maintained a mar-keting contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to the first day of August preceding each fruit season. Under the terms of the contract, the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold. During the year ended August 31, 2002, approximately 77% of the Company's fruit crop was marketed under this agreement, the same percen-tage as in the year ended August 31, 2001. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 23% of total citrus revenue for the year.
For the year ended August 31, 2000, approximately 76% of the Company's fruit crop was marketed under this agreement.

Ranch
______

The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 13,755 cows, bulls and replacement heifers. Approximately 47% of the herd are from one to five years old, while the remaining 53% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane
_________

The Company had 11,680 acres, 11,722 acres, and 9,588 acres of sugarcane in production during the 2001/02,2000/01, and 1999/00 fiscal years, respectively. The 2001/02, 2000/01, and 1999/00 crops yielded approximately 376,000, 417,000, and 321,000 gross tons, respectively.

Forest Products
_______________

Approximately 7% of the Company's properties are classified as timberlands. The principal forest products sold by the Company are sabal palms and other horticultural commodities. These products are sold to various landscaping companies. The Company does not incur any of the harvesting expenses.

Part of the lands, from which the timber was removed, is being converted to semi-improved pasture and other uses.

Land Rental for Grazing, Agricultural and Other Uses
____________________________________________________

The Company rents land to others for grazing, farming and recreational uses, on a tenant-at-will basis, for an annual fee. The income is not significant when compared to overall gross income, however, it does help to offset the expense of carrying these properties until they are put to a more profit-able use. The Company has developed additional land to lease for farming.

There were no significant changes in the method of rental for these purposes during the past fiscal year.

Leases for Oil and Mineral Exploration
______________________________________

The Company has leased subsurface rights to a portion of its properties for the purpose of oil and mineral exploration.
Currently, there are two leases in effect.

Twenty-four wells have been drilled during the years that the Company has been leasing subsurface rights to oil companies. The drilling has resulted in twenty-one dry holes, one marginal producer, which has been abandoned,and two average producers, still producing.

Mining Operations: Rock and Sand
_________________________________

The Company leases 6,143 acres in Lee County, Florida to CSR
America,Inc. of West Palm Beach, Florida for mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

Royalties which the company receives for these products are based on a percentage of the F.O.B. plant sales price.

Competition
___________

As indicated, the Company is primarily engaged in a limited number of agricultural activities, all of which are highly competitive. For instance, citrus is grown in several states, the most notable of which are: Florida, California, Arizona and Texas. In addition, citrus and sugarcane products are im-ported from some foreign countries. Beef cattle are produced throughout the United States and domestic beef sales must also compete with sales of imported beef. Additionally, forest and rock products are produced in most parts of the United States. Leasing of land for oil exploration is also widespread.

The Company's share of the market for citrus, sugarcane, cattle and forest products in the United States is insignificant.

Environmental Regulations
_________________________

The Company's operation is subject to various federal, state and local laws regulating the discharge of materials into the environment. The Company is in compliance with all such rules and such compliance has not had a material effect upon capital expenditures, earnings or the competitive position of the Company.

While compliance with environmental regulations has not had a material economic effect on the Company's operations, execu-tive officers are required to spend a considerable amount of time keeping current on these matters. In addition, there are ongoing costs incurred in complying with the permitting and reporting requirements.

Employees
_________

At the end of August 2002, the Company had a total of 152 full-time employees classified as follows: Citrus 73; Ranch 19; Sugarcane 16; Facilities Maintenance Support 27; General and Administrative 17. There are no employees engaged in the deve-lopment of new products or research. Management is not aware of any efforts by employees or outside organizers to create any type of labor union arrangement. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business
___________________________

As with any agribusiness enterprise, the Company's business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs from October to June. Sugarcane is harvested during the first, second and third quar-ters. Other segments of the Company's business such as its cattle and sod sales, and its timber, mining and leasing oper-ations, tend to be more successive than seasonal in nature.


Item 2.          Properties.
____________________________

At August 31, 2002, the Company owned a total of 140,526 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________
          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________
Polk        251    9,268      359   --  3,253     --     --      1   13,132

Lee       3,221    1,086       --   --     --     --  1,460    625    6,392

Hendry    3,823   43,138   24,774  580  3,765 14,358 15,953  3,435  109,826

Collier   1,902    1,700    1,112   --  4,129     --     --  2,333   11,176
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals    9,197   55,192   26,245  580 11,147 14,358 17,413  6,394  140,526
         ______  _______   ______  ___  _____  _____ ______  _____  _______
         ______  _______   ______  ___  _____  _____ ______  _____  _______

Of the above lands, the Company utilizes 24,178 acres of imp-roved pasture plus approximately 46,000 acres of native pasture for cattle production and 6,143 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

In addition to the land shown in the above table, the Company owns full subsurface rights to 1,064 acres and fractional sub-surface rights to 18,707 acres located throughout the Counties referred to above.

From the inception of the Company's initial development program in 1948, the goal has been to develop the lands for the most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. It is the opinion of Management that the lands are suitable for agricultural, residential and commercial uses. However, since the Company is primarily engaged in agri-cultural activities, some of the lands are considered surplus to its needs for this purpose and, as indicated under Item 1 of this report, sales of real property are made from time to time.

Management believes that each of the major programs is adequately supported by agricultural equipment, buildings, fences, irrigation systems and other amenities required for the operation of the projects.

Item 3.          Legal Proceedings.
___________________________________

The Company has been informed by Ben Hill Griffin III, Chairman of the Board, that he is party to a lawsuit filed against him in Polk County, Florida Circuit Court by the families of his four sisters, most of the members of whom are beneficiaries of a trust, entitled the Ben Hill Griffin, Jr. Revocable Inter Vivos Trust #1 (the "Trust"). The plaintiffs in the lawsuit (The Four Sisters Protectorate, et al. v. Ben Hill Griffin, III, Trustee, Case No. GC-G-0054, Section 81) sought to impose judicial sanctions on Mr. Griffin III, including his removal as Trustee of the Trust based on allegations of over-compen-sation and receipt of an illegal bonus. On March 29, 2001, after court-ordered mediation pending completion of which the trial was adjourned, Mr. Griffin III and a representative of the Four Sisters Protectorate, joined by their respective counsel, executed a "Settlement Agreement" which set forth the basic elements of a settlement of the lawsuit, contingent upon several events, including Internal Revenue Service approval of the proposed transaction as a tax free split-off for federal income tax purposes, and the Court's judicial termination of the Trust. The terms contained in the Settle-ment Agreement were not intended, nor were they sufficient, to resolve all specific items necessary to consummate a settlement of the lawsuit. The Settlement Agreement provided that the shares of Alico, Inc., stock then owned by Ben Hill Griffin Investments Inc. would be utilized in the tax free split-off, along with other assets, as a means of allocating to the Four Sisters Protectorate assets approximating the value of their interests in Ben Hill Griffin Investments
Inc., a holding company wholly owned by the Trust, Ben Hill Griffin III, The Four Sisters Protectorate and its members.

Mr. Griffin III has indicated that following execution of the Settlement Agreement the parties disagreed as to its validity or enforceability on various grounds. On May 14, 2001, the Harris Family filed a motion in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida (Case No. GC-G-0054) seeking to have the Settlement Agreement set aside as invalid and unenforceable. On November 2, 2001 the Court entered a written order that the Settlement Agreement is en-forceable. The Harris family has filed an Appeal in response to the order. Mr. Griffin, III has informed the Company that the issues related to the mechanism and terms of the proposed distribution of certain of the assets of the Trust to the families of the four sisters, including the Alico stock bene-ficially owned by the Trust, have been worked out between the representatives of the four sisters and Ben Hill Griffin III, and are set forth in a definitive separation agreement. The Company further understands that consummation of the settle-ment continues to be subject to certain conditions which are still pending, specifically, the Harris family litigation.
The Company has been informed by Mr. Griffin III that the arties have received a favorable IRS Revenue Ruling. Neither the Company nor Mr. Griffin III or his attorneys know when the settlement will be implemented, but believe related litigation proceedings could take 6 months to a year to be resolved.

Mr. Griffin III has also informed the Company that immediately before the hearing on the enforcement of the State court action, lawyers for the Harris family provided Mr. Griffin III's attorneys with copies of a federal court action naming among others as defendants, Mr. Griffin III, individually and as Trustee of the Ben Hill Griffin, Jr., revocable Inter Vivos Trust #1, and BHG Inc. According to Mr. Griffin III's attor-neys, this litigation was filed in the federal district court for the Northern District of Florida (Case No: 4:olcv 432-5PM). The complaint, among other things,seeks to set aside the settlement agreement based on alleged violations of the secur-ities laws, fraud, and negligence. This suit was filed on October 2, 2001. Mr. Griffin III's attorneys have indicated that they believe this suit is without merit, if not frivolous, and have stated that Mr. Griffin III will defend it vigorously.

Since the Company opted out of the Florida Business Corporation Act's provisions on Affiliated Transactions and Control Share Acquisitions (currently FBCA s. 607.0901 and s. 607.0902) under the predecessor statutes to such sections, transactions contem-plated by the Settlement Agreement may not be subject to share-holder approval or review by the Company's Board of Directors.

The Company is not a party to any of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders.
____________________________________________________________
None.

                         PART II
                         _______

Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.
____________________________________________________________


Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low sales prices, by fiscal quarter, during the years ended August 31, 2002 and 2001 are presented below:

                         2002                    2001
                      Bid Price               Bid Price
                      _________               _________
                    High       Low          High       Low
First Quarter      30.21      24.90        16.81      15.31

Second Quarter     32.17      28.50        17.75      15.63

Third Quarter      29.70      28.20        28.63      15.75

Fourth Quarter     29.54      28.01        32.06      26.63

Approximate Number of Holders of Common Stock
_____________________________________________

As of October 11, 2002, there were approximately 619 holders of record of the Company's Common Stock.

Dividend Information
____________________

Only year-end dividends have been paid and during the last three fiscal years the dividends were as follows:
                                                      Amount
                                                      Paid
Record Date               Payment Date                Per
                                                      Share
 _________               ____________            ___________

October 18, 1999         November 5, 1999        $       .30
October 13, 2000         October 27, 2000        $      1.00
October 12, 2001         October 26, 2001        $      1.00

Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Equity Compensation Plan Information
____________________________________
                                               Number of
                                               securities
                     Number of                 remaining
                     securities                available for
                     to be                     future issuance
                     issued upon  Weighted     under equity
                     exercise of  Average      compensation
                     outstanding  exercise     plans
                     options,     price of     (excluding
                     warrants     outstanding  securities
                     and          options,     reflected in
                     rights       warrants     column (a)
Plan category                     and rights
_____________        ________      ________       ________
                       (a)           (b)             (c)
Equity compensation
 plans approved by
 security holders    117,847        $15.20          479,636

Equity compensation
 plans not approved
 by security holders    -             -                -
                     ________       ________       _________

        Total        117,847        $15.20          479,636
                    ________       ________       _________
                    ________       ________       _________

Item 6.          Selected Financial Data.
_________________________________________

                                  Years Ended August 3l,
DESCRIPTION        2002      2001       2000      1999    1998
                ________  ________  ________  ________  ________
                  (In Thousands, Except Per Share Amounts)
Revenues        $ 62,530  $ 68,318  $ 62,540  $ 44,947  $ 44,679
Costs & Expenses  52,737    48,205    41,965    37,886    33,654
Income Taxes       2,258     4,046     6,464     2,980     4,249
Net Income         7,535    16,066    14,111     4,081     6,776
Average Number of
Shares Outstanding 7,070     7,033     7,028     7,028     7,028
Net Income
  Per Share         1.07      2.29      2.01       .58       .96
Cash Dividend Paid
   per Share        1.00      1.00       .30       .50       .60
Current Assets    66,267    61,345    56,578    45,182    42,354
Total Assets     191,909   179,134   176,876   156,922   130,554
Current
 Liabilities       9,543     7,691    12,346     8,738     5,649
Ratio-Current Assets
  to Current
  Liabilities     6.94:1    7.98:1    4.58:1    5.17:1    7.50:1
Working Capital   56,724    53,654    44,232    36,444    36,705
Long-Term
  Obligations     69,149    58,818    60,985    56,789    34,938
Total Liabilities 78,692    66,508    73,331    65,527    40,587
Stockholders'
 Equity          113,217   112,625   103,545    91,395    89,967


Item 7.   Management's Discussion and Analysis of  Financial
______________________________________________________________

                 Condition and Results of Operations.
                 ____________________________________

Cautionary Statement
____________________

Readers should note, in particular, that this document contains forward-looking Statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "esti-mate", "may","intend", "expect" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Com-pany to a greater extent than indicated.

The following discussion focuses on the results of operations and the financial condition of the Company.

This section should be read in conjunction with the consolidated financial statements and notes.


Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $31.6 million at August 31, 2002, compared with $25.0 million at August 31,
2001. Working capital was $56.7 million and $53.7 million at August 31, 2002 and August 31, 2001 respectively.

Cash outlay for land, equipment, buildings, and other improve-ments totaled $9.3 million during fiscal 2002, compared to

$8.5 million during fiscal 2001 and $10.0 million during fiscal 2000, respectively. Land preparation for citrus development and capital maintenance continued, as did expenditures for replace-ment equipment and raising of breeding cattle. Additional sod acreage also was developed.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $13.0 million was available for the Company's general use at August 31, 2002 (see Note 6 of Notes to consolidated financial statements).

Results of Operations
_____________________

Summary of results (in thousands):

                                 Years Ended August 31,
                                 2002       2001       2000
                               _______    _______   _______

     Operating revenue         $49,185    $51,533    $45,207
     Gross profit                9,679     11,921     11,364
     General &
       administrative
       expenses                 10,806      5,471      4,416
     Income (loss)
       from operations          (1,127)     6,450      6,949
     Profit on sale of
      real estate               11,641     11,354     13,281
     Interest and
       investment income         1,471      2,124      3,093
     Interest expense            2,421      3,029      3,020
     Other income                  229      3,213        272
     Provision for income taxes  2,258      4,046      6,464
     Effective income tax rate    23.1%      20.1%      31.4%
     Net income                  7,535     16,066     14,111


Operating Revenue
_________________

Operating revenues for fiscal 2002 decreased compared to fiscal
2001. A decrease in revenues from agricultural activities was the most significant factor in the decline.

Operating revenues for fiscal 2001 increased when compared to those of fiscal 2000. An increase in revenues from agricul-tural activities was the most significant factor in the rise.

Income (loss) from Operations
_____________________________

Earnings from operations decreased significantly during fiscal 2002 when compared to the prior year ( $(1,127) in fiscal 2002 vs. $6,450 in fiscal 2001). The decrease was largely impacted by the Company's commitment to donate $5.0 million to Florida Gulf Coast University (the University) in December 2001, for a new athletic complex, scholarships and athletic programs. In accordance with the Company's agreement with the University, $1.0 million was donated in fiscal 2002, and $800 thousand will be donated each year over the next five years. The entire donation has been accrued and is included in general and administrative expenses in the current year. The remain-ing decline in gross profits from operations was due to a decline in earnings from agricultural activities.

Income from operations decreased 7% during fiscal 2001 due to increased general and administrative expenses.

Profit on Sale of Real Estate
____________________________________

Profit from retail land sales, made through Saddlebag, were at breakeven for fiscal 2002 and 2001. Profit from bulk land sales, increased from $11.4 million in fiscal 2001 to $11.6 million in fiscal 2002.

Real estate profits decreased from $13.3 million in fiscal
2000 to $11.4 million during fiscal 2001.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal 2002, 2001 and 2000, increasing investment levels during each year. The decrease in fiscal 2002 and 2001 interest and realized and unrealized investment income resulted from unfa-vorable financial conditions. The rise in fiscal 2000 interest and realized and unrealized investment income resulted from favorable market conditions during the year.

Interest Expense
________________

Interest expense declined during fiscal 2002 when compared to fiscal 2001, as interest rates on borrowings have declined.

Interest expense increased during fiscal 2001 and 2000, compared to each respective prior year. This was primarily due to increased borrowings related to the acquisition of 7,680 acres of sugarcane, citrus and ranch during fiscal 1999. Total interest cost decreased slightly in 2001 while increasing 54% during fiscal 2000.

Individual Operating Divisions
______________________________
Gross profit for the individual operating divisions, for fiscal
2002, 2001 and 2000, is presented in the following schedule and is discussed in subsequent sections:

                              Years Ended August 31,
                                  (in thousands)
                         2002          2001           2000
                       _______       _______        _______
CITRUS
  Revenues:
    Sales              $25,105       $27,570         $28,172
    Less harvesting
        & marketing      9,364        10,046           9,737
                       _______       _______         _______
      Net sales         15,741        17,524          18,435

  Cost and expenses:
    Direct production**  8,594         8,932           8,655
    Allocated cost*      3,463         3,472           3,040
                       _______       _______         _______

      Total             12,057        12,404          11,695
                       _______       _______         _______

 Gross profit, citrus    3,684         5,120           6,740
                       _______       _______         _______
SUGARCANE
  Revenues:
    Sales               11,300        11,939           8,501
    Less harvesting
    & hauling            2,239         2,516           1,997
                       _______       _______         _______
      Net sales          9,061         9,423           6,504

  Costs and expenses:
    Direct production    3,731         3,810           2,787
    Allocated cost*      3,220         2,992           2,178
                       _______       _______         _______

      Total              6,951         6,802           4,965
                       _______        ______         _______

 Gross profit, sugarcane 2,110         2,621           1,539
                       _______       _______         _______

                               Years Ended August 31,
                                  (in thousands)
                         2002          2001            2000
                       _______       _______         _______
RANCH
  Revenues:
    Sales                9,591         9,299           6,062
  Costs and expenses:
    Direct production    6,321         5,571           3,844
    Allocated cost*      2,461         2,133           1,479
                       _______       _______         _______

      Total              8,782         7,704           5,323
                       _______       _______         _______

Gross profit, ranch        809         1,595             739
                       _______       _______         _______
   Total gross profit,
     agriculture         6,603         9,336           9,018
                       _______       _______         _______

OTHER OPERATIONS
  Revenues:
  Rock products & sand   1,999         1,726           1,320
  Oil leases &
    land rentals           721           770             923
    Forest products        355            91              84
    Recovery of citrus
     eradication costs
     in excess of basis     -          2,968             235
    Other                  229           245              37
                       _______       _______         _______

        Total            3,304         5,800           2,599

Costs and expenses:
    Allocated cost*        735           604             658
    General &
      administrative,
      all operations    10,070         4,867           3,757
                       _______       _______         _______

        Total           10,805         5,471           4,415
                       _______       _______         _______
        Gross (loss)
          income, other
          operations    (7,501)          329          (1,816)
                       _______       _______         _______

                                Years Ended August 31,
                                  (in thousands)
                         2002          2001            2000
                       _______       _______         _______
Total gross
  profit (loss)           (898)        9,665           7,202
                       _______       _______         _______

INTEREST & DIVIDENDS
  Revenue                1,471         2,124           3,094
  Expense                2,421         3,029           3,020
                       _______       _______         _______

Interest & dividends,
  net                     (950)         (905)             74
                       _______       _______         _______

REAL ESTATE
  Revenue:
  Sale of real estate   11,758        12,442          14,112
  Expenses:
    Cost of sales           61           857             126
    Other Costs             56           233             687
                       _______       _______         _______

      Total                117         1,090             813
                       _______       _______         _______

Gain on sale of
 real estate            11,641        11,352          13,299
                       _______       _______         _______

Income before
 income taxes          $ 9,793       $20,112         $20,575
                       _______       _______         _______
                       _______       _______         _______

* Allocated cost includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $2.5 million on 1,326 acres in 2002, $200 thousand on 570 acres in 2001, and $309 thousand on 411 acres in 2000.

Citrus
______

Gross profit was $3.7 million in fiscal 2002, $5.1 million in fiscal 2001, and $6.7 million for fiscal 2000.

Revenue from citrus sales decreased 9% during fiscal 2002, compared to fiscal 2001 ($25.1 million during fiscal 2002 vs.
$27.6 million during fiscal 2001).

Production decreased during fiscal 2002, compared to fiscal
2001, and was the primary cause of the decline.

Harvesting and marketing costs decreased when compared to fis-cal 2001due to the decrease in boxes harvested during the year.
Direct production and allocated costs decreased 3% due to a de-cline in the number of producing acres.

Revenue from citrus sales decreased 2% during fiscal 2001, compared to fiscal 2000 ($27.6 million during fiscal 2001 vs.
$28.2 million during fiscal 2000).

Production improved during fiscal 2001, however, the average market price decreased compared to fiscal 2000.

Harvesting and marketing costs increased in fiscal 2001 com-pared to fiscal 2000, corresponding with an increase in boxes harvested. Direct production and allocated costs increased 6% resulting from inflation and increased cultivation costs related to replanted trees.

The final returns from citrus pools are not precisely deter-minable at year end. Returns are estimated each year based on the most current information available. Differences between the estimates and the final realization of revenues can be sig-nificant. Revenues collected in excess of prior year and year end estimates were $568 thousand, $617 thousand, and $1.8 million during fiscal 2002, 2001 and 2000, respectively.


ACREAGE BY VARIETY AND AGE

VARIETY           1-4   5-6   7-8   9-10  11-12  13-14  15-16   17+   Acres
                  ___   ___   ___   ____  _____  _____  _____   ____  _____
Early:
Parson Brown
  Oranges          -     -     -      -     118    30     -     -       148
Hamlin
  Oranges          225   -     22     63     -    159    872   2,152  3,493
Red Grapefruit     -     -     -      -      -     73     -      335    408
Tangelos           -     -     -      -      -     -      -       38     38
Navel Oranges      -     -     -      -      -     -      -      138    138
Mid Season:
Pineapple
  Oranges          -     -     -     102     -     -      -      518    620
Honey
  Tangerines       -     -     76     -      -     -      -      143    219
Midsweet
  Oranges          46    71    54    110     -     -      -       -     281
Late:
Valencia
  Oranges       1,161   206   513    310    253 1,071    784   1,504  5,802
                _____   ___   ___    ___  _____   ___    ___   _____  _____

  Totals:       1,432   277   665    585    371 1,333  1,656   4,828 11,147


Sugarcane
_________

Gross profit for fiscal 2002 was $2.1 million, compared to $2.6 million in fiscal 2001 and $1.5 million in fiscal 2000.

Sales revenues from sugarcane decreased 5% during fiscal 2002, compared to fiscal 2001 ($11.3 million vs. $11.9 million, re-spectively). The decline inrevenue was the result of a de-creased yield per acre resulting from drought conditions during the growing season. Direct production costs decreased 2% during fiscal 2002, compared to fiscal 2001. However, allo-cated costs increased 8% during 2002 over 2001 levels due to an increase in ad valorem taxes.

Sales revenues from sugarcane increased 40% during fiscal 2001, compared to fiscal 2000 ($11.9 million vs. $8.5 million, respectively). The rise in revenue and related costs was the result of the increase in the number of producing acres.

Ranching
________

The gross profit from ranch operations for fiscal 2002, 2001 and 2000 was $809 thousand, $1.6 million, and $739 thousand, respectively.

Revenues from cattle sales increased 3% during fiscal 2002, compared to fiscal 2001 ($9.6 million in fiscal 2002 vs. $9.3 million in fiscal 2001). The proportion of animals sold from feedlots increased in the current year resulting in higher sales weights per head and higher revenues. The increase in revenues was offset, however, by a 14% rise in direct and allocated costs when compared to the prior year ($8.8 million during fiscal 2002 and $7.7 million during fiscal 2001).

Revenues from cattle sales increased 54% during fiscal 2001, compared to fiscal 2000 ($9.3 million in fiscal 2001 vs. $6.1 million in fiscal 2000). The number of animals sold during the year increased 52% over the prior year due to increased sales of feeder cattle during the year and market prices for beef improved.

Direct and allocated costs increased 45% when compared to the prior year ($7.7 million during fiscal 2001 and $5.3 million during fiscal 2000) corresponding to the increase in the number of animals sold.

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Other Operations
________________

Revenues from oil royalties and land rentals were $721 thousand in fiscal 2002 as compared to $770 thousand for fis-cal 2001 and $923 thousand for fiscal 2000.

Returns from rock products and sand were $2.0 million for fis-cal 2002,$1.7 million for 2001 and $1.3 million during 2000. Rock and sand supplies are sufficient to meet current demand, and no major price changes have occurred over the past 3 years.

Profits from the sale of sabal palms and other horticultural items, for landscaping purposes, during fiscal 2002 were $355 thousand compared to $91 thousand and $84 thousand for fiscal years 2001 and 2000, respectively.

Direct and allocated expenses charged to the "Other" opera-tions category included general and administrative and other costs not charged directly to the citrus, ranching, sugarcane divisions. These expenses totaled $10.8 million during fiscal 2002, compared to $5.5 million during fiscal 2001 and to $4.4 million during fiscal 2000.

In December 2001, the Company agreed to donate $5.0 million to the Florida Gulf Coast University for a new athletic complex, scholarships and athletic programs. As per the agreement with the University, $1.0 million was donated in fiscal 2002, and $800 thousand will be donated each year over the next five years. The net present value of the total donation was ac-crued and included in general and administrative expenses in fiscal 2002 and was the primary cause for the increase in general and administrative expenses for the year.

General Corporate
_________________

The Company is continuing its marketing and permitting activi-ties for its land which surrounds the Florida Gulf Coast Uni-versity site. There are sales contracts in place for more than 5,400 acres of the Lee County, Florida property totaling $146.0 million. The agreements are at various stages in the due diligence process with closing dates over the next ten years.

The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000.
The insurance company was initially capitalized by transfer-ring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to under-write previously uninsurable risk related to catastrophic crop and other losses. Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible.
The Federal Crop Insurance Program provides coverage for cer-tain perils such as freeze damage, windstorm damage, disease, etc. However, the current Federal Crop Insurance Program does not provide business interruption coverage. The coverages cur-rently underwritten by Agri will indemnify the insured for the loss of the revenue stream resulting from a catastrophic event that would cause a grove to be replanted. The insurance market is bifurcated into direct insurers and reinsurers. Reinsurers provide wholesale insurance coverage to direct insurers. Some specialized reinsurers will only deal with insurance companies. As a result, the only way to access the wholesale insurance market is through the formation of a captive insurance company. Reinsurers provide greater insurance coverage flexibility than can be found in the primary insurance market.

Agri is a recently created entity. It would be difficult, if not impossible, to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods. Since the cover-ages that will be written, as liquidity is generated, will be primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres was trans-ferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal 2002 and 2001 and in August 31, 2002 began insuring all of the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance program.

During September of 1999, the Company announced a sale of 1,270 acres of land surrounding the University site in Lee County for $16.5 million. The contract called for 25 percent of the purchase price to be paid at closing, with the balance payable over the next four years. In July of 2000, Agri sold another 488 acres to the same buyer, also near the University, for $10.6 million. In connection with the sale, the purchaser agreed to pay off the $12.3 million mortgage related to the September 1999 sale and pay 10% of the contract price for their second purchase at closing, with the balance payable over the next four years. The first sale generated a pre-tax gain of $13.4 million. The gain related to the second sale was recognized during fiscal 2000, to the extent that 10% of the purchase price has been collected net of closing costs ($959 thousand). The remainder of the gain and related mort-gage were recognized during the 2001 fiscal year upon receipt of the first annual mortgage payment which, combined with the initial payment in fiscal 2000, exceeded 20% of the contract price.

During November 2001, Agri began to close on a 2,500 acre, $30.0 million sale, of which 40 acres were transferred in November 2001 and 1,744 acres were transferred by the end of December 2001. However, upon mutual consent, 323 acres, representing $9.6 million were released from the contract and retained by Agri for sale at a future date. The remaining 393 acres are expected to be transferred by the end of fiscal 2003. The profits from portions of this transaction that have closed are included in the statement of operations under gain on sales of real estate.

Also in December 2001, the Company agreed to donate $5.0 mil-lion to Florida Gulf Coast University for a new athletic com-plex, scholarships and athletic programs. The agreement called for $1.0 million to be donated in the current fiscal year, and $800 thousand to be donated each year over the next five years. The entire donation has been accrued and is in-cluded in general and administrative expenses in the statement of operations.

During January 2002, the Company acquired 40 acres of Lee
County, Florida property for $9.5 million. The property is located near one of the interstate highway access ramps to Florida Gulf Coast University and the Southwest Florida
International Airport.

Critical Accounting Policies and Estimates
__________________________________________
The preparation of the Company's financial statements and rela-ted disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the re-ported amounts of assets and liabilities, revenues and ex-penses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies have been identi-fied that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

The Company records inventory at the lower of cost or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from prior years' crop totaling $568 thousand, $617 thousand, and $1.8 million, during fiscal 2002, 2001 and 2000, respectively.

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

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance avail-ability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to pro-vide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico's goal included not only prefunding its poten-tial exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is suc-cessful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.

Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen result-ing from differing viewpoints related to the tax treatment of insurance companies for other federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those assets by Agri, management has decided to record a contingent liability, providing for potential differences in the tax treatment of sales of Agri's assets in its initial year of operation. Management's decision has been influenced by perceived changes in the regulatory environment.

Item 7(a).      Quantitative and Qualitative Disclosure About
                Market Risk
______________________________________________________________

Alico's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. There are no derivative financial instruments in the investment port-folio. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and ensures the safety and preservation of invested funds by limiting default, market and reinvestment risk. The Company classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and short-term in-vestments are classified as variable-rate if the rate of return on such investments varies based on the change in a pre-determined index or set of indices during their term. These variable-rate investments primarily include money market ac-counts, mutual funds and equities held at various securities brokers and investment banks. The table below presents the amounts (in thousands) and related weighted interest/dividend yield rates of the investment portfolio at August 31, 2002:


                                 Average Interest                    Estimated
Marketable Securities and       Rate/Dividend Yield      Cost       Fair Value
 Short-term Investments (1)      ________________   _____________   ___________
              Fixed Rate               3.35%         $    7,141     $     6,404
              Variable Rate            2.29%         $   14,802     $    15,013

(1)	See definition in Notes 1 and 2 to our Notes to Consolidated
Financial Statements.


The aggregate fair value of investments in debt instruments
(net of mutual funds of $4,768) as of August 31, 2002, by contractual maturity date, consisted of the following:

                                             Aggregate Fair
                                                 Values
                                             ______________
                                            (in thousands)

              Due in one year or less            $   118
              Due between one and five years         234
              Due between five and ten years         433
              Due thereafter                         851
                                             ______________

                                                 $ 1,636
                                             ______________
                                             ______________

Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________
                           Independent Auditors' Report
                          ____________________________
The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico,Inc. and subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                             KPMG LLP
                                            (Signature)
Orlando, Florida
October 12, 2002


 CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                    2002          2001
                                               _____________   ____________
           ASSETS
Current assets:
    Cash, including time deposits and other
      cash investments of $10,028,199 in 2002
      and $478,260 in 2001                    $ 10,139,659     $  6,225,088
    Marketable securities available for
      sale, at estimated fair value in
      2002 and in 2001 (Note 2)                 21,417,046       18,726,723
    Accounts receivable ($6,456,783 in 2002 and
      $6,901,275 in 2001 due from affiliate)
      (Note 12)                                  9,460,834       10,153,205
    Mortgages and notes receivable, current
      portion (Note 3)                           2,451,340        2,482,454
    Inventories (Note 4)                        21,671,964       23,246,609
    Income tax refund receivable                   271,036              -
    Other current assets                           855,447          510,760

                                              ____________     ____________

      Total current assets                      66,267,326       61,344,839
                                              ____________     ____________
Other assets:
    Land inventories                            16,786,717        8,031,544
    Mortgages and notes receivable, net of
      current portion (Note 3)                   2,693,186        5,112,309
    Investments                                    908,049        1,170,898
                                              ____________     ____________

      Total other assets                        20,387,952       14,314,751
                                              ____________     ____________

Property, buildings and equipment (Note 5)     142,354,775      138,352,300
    Less accumulated depreciation              (37,100,353)     (34,878,310)
                                              ____________     ____________

      Net property, buildings and equipment    105,254,422      103,473,990
                                              ____________     ____________

      Total assets                            $191,909,700     $179,133,580
                                              ____________     ____________
                                              ____________     ____________

See accompanying Notes to Consolidated Financial Statements.

                                                        August 31,
                                                   2002           2001
                                               ____________   ____________


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  1,437,756   $  1,810,094
    Due to profit sharing plan (Note 10)            284,649        443,942
    Accrued ad valorem taxes                      1,523,980      1,383,111
    Current portion of notes payable (Note 6)     3,318,524      1,301,146
    Accrued expenses                              1,168,652      1,494,940
    Income taxes payable                                -           22,670
    Deferred income taxes (Note 11)               1,038,727      1,234,697
    Donation payable                                770,721          -
                                               ____________   ____________

      Total current liabilities                   9,543,009      7,690,600

Deferred revenue                                    113,532         52,987
Notes payable (Note 6)                           52,657,508     46,704,954
Deferred income taxes (Note 11)                   9,727,889     11,909,252
Deferred retirement benefits (Note 10)              119,247        150,429
Other non-current liability (Note 8)              3,640,593          -
Donation payable                                  2,890,423          -
                                               ____________   ____________

      Total liabilities                          78,692,201     66,508,222
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,080,344 in 2002 and 7,044,513 in 2001     7,080,344      7,044,513
    Additional paid in capital                    1,715,616        331,617
    Accumulated other comprehensive income         (432,577)       871,077
    Retained earnings                           104,854,116    104,378,151
                                               ____________   ____________

      Total stockholders' equity                113,217,499    112,625,358
                                               ____________   ____________
      Total liabilities and stockholders'
        equity                                 $191,909,700   $179,133,580
                                               ____________   ____________
                                               ____________   ____________

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended August 31,
                                          2002         2001         2000

                                      ___________  ___________  ___________
Revenue:
  Citrus (including revenues from
    affiliate (Note 12)               $25,105,126  $27,569,705  $28,172,057
  Sugarcane                            11,300,199   11,939,228    8,501,549
  Ranch                                 9,591,237    9,299,477    6,062,224
  Forest products                         354,699       90,861       84,104
  Rock and sand royalties               1,998,863    1,725,997    1,319,525
  Oil lease and land rentals              721,239      770,170      923,535
  Retail land sales                       114,000      137,950      144,250
                                      ___________   __________  ___________

     Total revenue                     49,185,363   51,533,388   45,207,244
                                      ___________   __________  ___________

Costs of sales:
  Citrus production, harvesting and
    marketing (including charges from
    affiliate (Note 12))               21,420,816   22,450,086   21,431,441
  Sugarcane production, harvesting
    and hauling                         9,189,734    9,317,739    6,962,366
  Ranch                                 8,781,819    7,704,467    5,323,002
  Retail land sales                       114,398      140,102      126,012
                                       __________  ___________  ___________

      Total costs of sales             39,506,767   39,612,394   33,842,821
                                       __________  ___________  ___________


      Gross profit                      9,678,596   11,920,994   11,364,423

  General and administrative
    expenses                           10,806,157    5,471,128    4,415,614
                                       __________  ___________  ___________

Income (loss) from operations          (1,127,561)   6,449,866    6,948,809

Other income (expenses):

  Profit on sales of real estate:
    Sales                              12,658,954   12,840,652   27,575,329
    Cost of sales                       1,017,635    1,486,282    4,754,645
                                       ___________  ___________  ___________

      Gross profit                     11,641,319   11,354,370   22,820,684
      Gross profit not yet
        recognized                            -            -      9,540,000
                                       ___________  ___________  ___________

      Profit on sales of
        real estate, net               11,641,319   11,354,370   13,280,684
  Interest and investment income        1,471,056    2,123,595    3,093,203
  Recovery of citrus eradication costs
    in excess of basis (Note 14)             -       2,967,950      234,920
  Interest expense (Note 6)            (2,420,893)  (3,028,631)  (3,019,819)
  Other                                   229,276      245,165       37,177
                                      ___________  ___________  ___________

      Total other income, net          10,920,758   13,662,449   13,626,165
                                      ___________  ___________  ___________

Income before income taxes              9,793,197   20,112,315   20,574,974
Provision for income taxes (Note 11)    2,258,192    4,046,184    6,464,358
                                      ___________  ___________  ___________

      Net Income                      $ 7,535,005  $16,066,131  $14,110,616
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding                           7,070,024    7,032,929    7,027,827
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding assuming dilution         7,198,191    7,057,395    7,031,861
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Per share amounts:
  Basic                               $      1.07  $      2.29  $      2.01
  Diluted                             $      1.05  $      2.28  $      2.01
  Dividends                           $      1.00  $      1.00  $       .30

See accompanying Notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Accumulated
                 Common Stock                    Other       Additional
             Shares                 Retained Comprehensive   Paid in
             Issued      Amount     Earnings    Income       Capital     Total
            ________  __________  ___________   _______     ________   ________
Balances,
August 31,
 1999      7,027,827  $7,027,827  $83,337,579 $1,029,953   $   -   $91,395,359
_________

Comprehensive
 income:
  Net income
   for the year
   ended
   August 31, 2000 -         -     14,110,616        -         -    14,110,616
  Unrealized gains
   on securities,
   net of taxes    -         -           -       129,492       -       129,492
   and reclass-
   ification adjustment                                             __________
    Total comprehensive
      income:        		                                      14,240,108
Dividends paid   -           -     (2,108,348)       -         -    (2,108,348)
Stock based
  compensation   -           -           -           -      17,885      17,885
           _________  _________    ___________   ________   _____  ___________

Balances,
August 31,
 2000      7,027,827 $7,027,827  $95,339,847 $1,159,445  $17,885  $103,545,004
_________

Comprehensive
 income:
  Net income
  for the year
  ended
  August 31, 2001 -         -      16,066,131        -         -    16,066,131
 Unrealized gains
  on securities,
  net of taxes    -         -            -     (288,368)       -      (288,368)
  and reclass-
  ification adjustment                                             ___________
   Total comprehensive
     income: 	   				                                  15,777,763
Dividends paid    -           -    (7,027,827)       -         -    (7,027,827)
Stock options
  exercised  16,686      16,686         -            -    227,264      243,950
Stock based
 compensation     -           -          -           -     86,468       86,468
             _________  _________  __________   _______   _______  ___________

Balances,
August 31,
2001	      7,044,513  $7,044,513  $104,378,151  $871,077 $331,617 $112,625,358
_________

Comprehensive
 income:
  Net income
  for the year
  ended
  August 31, 2002 -          -      7,535,005       -         -      7,535,005
  Unrealized losses
  on securities,
  net of taxes    -          -           -  (1,303,654)       -     (1,303,654)
  and reclass-
  ification adjustment                                             ___________
   Total comprehensive income:		                               6,231,351
Dividends paid    -          -     (7,059,040)      -         -     (7,059,040)
Stock options
 exercised     35,831     35,831      -          -       493,197       529,028
Stock based
 compensation     -           -       -          -       890,802       890,802
            _________  _________  _________   _______   _________  ___________
Balances,
August 31,
 2002      7,080,344 $7,080,344  $104,854,116 $(432,577) $1,715,616 $113,217,499
            _________ __________ ___________   ________    ________  ___________
            _________ __________ ___________   ________    ________  ___________

Disclosure of reclassification amount:       2002         2001         2000
                                           ________    __________   ________
  Unrealized holding gains (losses)
      arising during the period 	      $(1,774,892)   $ (206,715) $2,176,940
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				              (471,238)       81,653   2,047,448
                                           ________    __________   _________

        Net unrealized gains
         (losses) on securities         $(1,303,654)   $ (288,368) $  129,492
                                          _________     _________   _________
                                          _________     _________   _________

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended August 31,
                                            2002        2001          2000
                                      ___________  ___________   __________
Increase (Decrease) in Cash and Cash Investments:
Cash flows from operating activities:
  Net income                          $ 7,535,005  $16,066,131  $14,110,616
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization       6,982,221    6,946,005    5,118,854
    (Gain) loss on breeding herd sales    (84,279)     (76,993)      99,766
    Deferred income tax expense, net    1,263,260    1,178,810     (613,097)
    Deferred retirement benefits          (31,182)    (102,380)    (124,678)
    Net (gain) loss on sale of marketable
      securities                          380,579     (159,830)  (1,868,010)
    (Gain) Loss on sale of property
      and equipment                      (149,970)   1,641,938    1,232,535
    Gain on real estate sales         (11,758,419) (11,585,627) (13,967,688)
    Stock options granted below fair
      market value                        890,802       86,468       17,885
    Cash provided by (used for) changes in:
      Accounts receivable                 692,371    1,846,507   (3,930,668)
      Inventories                       1,059,247   (1,701,762)  (2,214,387)
      Other assets                         57,255     (600,335)    (201,767)
      Accounts payable and accrued
        expenses                        2,944,094     (112,219)     161,824
      Income taxes payable               (293,706)  (4,146,847)   4,719,103
      Deferred revenues                    47,845       52,987        -
                                      ___________  ___________  ___________
        Net cash provided by operating
          activities                    9,535,123    9,332,853    2,540,288
                                      ___________  ___________  ___________
Cash flows from investing activities:
  Increase in land inventories         (9,785,254)    (924,851)    (713,832)
  Purchases of property and
    equipment                          (9,269,856)  (8,502,483)  (9,995,159)
  Proceeds from disposals of
    property and equipment              1,256,850      959,324      522,091
  Proceeds from sale of real
    estate                             12,788,500    2,880,279   17,089,222
  Purchases of investments               (126,393)    (211,646)     (69,937)
  Proceeds from the sale of
    other assets                            -              -         56,829
  Purchases of marketable
    securities                         (8,047,072)  (3,013,303)  (2,902,598)
  Proceeds from sales of
    marketable securities               3,672,516    2,039,159    1,967,397
  Issuances of mortgages and
    notes receivable                      (79,256)    (381,425)     (85,080)
  Collection of mortgages and
    notes receivable                    2,529,493    2,630,275      105,926
                                      ___________   __________  ___________
          Net cash provided by
            (used for) investing
            activities                 (7,060,472)  (4,524,671)   5,974,859
                                      ___________  ___________  ___________

                                             Years Ended August 31,
                                          2002         2001         2000
                                      ___________  ___________  ___________
Cash flows from financing activities:
  Proceeds from exercising
      stock options                       529,028      243,950         -
  Proceeds from bank loans             43,597,058   43,193,828   33,086,000
  Repayment of bank loans             (35,627,126) (36,789,473) (38,437,200)
  Dividends paid                       (7,059,040)  (7,027,827)  (2,108,348)
                                      ___________  ___________  ___________
          Net cash provided by
            (used for) financing
            activities                  1,439,920     (379,522)  (7,459,548)
                                      ___________  ___________  ___________
          Net increase (decrease) in
            cash and cash investments   3,914,571    4,428,660    1,055,599

Cash and cash investments:
  At beginning of year                  6,225,088    1,796,428      740,829
                                      ___________  ___________   __________

  At end of year                      $10,139,659  $ 6,225,088  $ 1,796,428
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________
Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $ 2,123,822  $ 3,101,692  $ 2,863,215
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


  Cash paid for income taxes,         $   942,811  $ 3,115,896  $ 2,472,505
   including related interest (Note 11)___________  ___________  ___________
                                       ___________  ___________  ___________
  Noncash investing activities:

    Fair value adjustments to
       securities available for sale  $(1,925,167) $  (462,350) $   208,175
						          ___________  ___________  ___________
						          ___________  ___________  ___________

    Income tax effect related
       to fair value adjustments      $ (621,513)  $  (173,982) $    78,336
						          ___________  ___________  ___________
						          ___________  ___________  ___________

    Reclassification of breeding
       herd to Property & Equipment   $  515,398   $   370,192  $   989,896
                                       ___________  ___________  ___________
						          ___________  ___________  ___________

See accompanying Notes to Consolidated Financial Statements.

		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years Ended August 31, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies
     __________________________________________

  (a)  Basis of Consolidated Financial Statement Presentation
       ______________________________________________________

          The consolidated financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiaries,Saddlebag Lake Resorts, Inc.
         (Saddlebag), and Agri Insurance Company, Ltd. (Agri), after elimination of all significant intercompany balances and transactions.

     (b)  Revenue Recognition
          ___________________

          Income from sales of citrus under marketing pool agreements is recognized at the time the crop is harvested. Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $568 thousand, $617 thousand, and $1.8 million during fiscal years 2002, 2001 and 2000, respectively.

          Revenue from sugarcane is recognized when the har-vested product is taken for processing. The earnings process is complete at that time and the resulting revenue is determinable for the sugarcane crop as of year-end, therefore, no estimations are necessary.

          The Company recognizes revenue from cattle sales at the time the cattle are sold at auction.

     (c)  Real Estate
          ___________

          Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Saddlebag are not recognized until the buyer's initial investment or cumulative payments of principal and interest equal or exceed 10 percent of the contract sales price Commercial or bulk land sales,made mostly through Agri, are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25%, of the contract sales price. At August 31, 2000, the Company did not recognize gross profit totaling $9.5 million related to commercial real estate which was sold subject to a mortgage note receivable
         (note 3).  The terms of the sale called for 10% of
          the contract price of $10.6 million to be paid at
          closing. The $1.1 million less the land basis and closing costs was recognized as a gain on the sale of real estate totaling $288 thousand during August 31, 2000.

          During the year ended August 31, 2001, the purchaser made the first of four equal annual installments, required in the mortgage, totaling $2.4 million, plus interest. The deferred profit on the sale was then recognized as 32.5 percent of the contract price was received and the buyer's continuing invest-ment became adequate to demonstrate its commitment to pay for the property.

          Profits from commercial real estate sales are discounted to reflect the market rate of interest where the stated rate is less than the market rate. The recorded valuation discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

          Tangible assets that are purchased during the period to aid in the sale of the project as well as costs for services performed to obtain regulatory approval of the sales are capitalized as land and land im-provements to the extent they are estimated to be recoverable from the sale of the property. Land and land improvement costs are allocated to individual parcels on a per lot basis using the relative sales value method.

          The Company has entered into an agreement with a real estate consultant to assist in obtaining the necessary regulatory approvals for the development and marketing of a tract of raw land. The marketing costs under this agreement are being expensed as in-curred. The costs incurred to obtain the necessary regulatory approvals are capitalized into land costs when paid. These costs will be expensed as cost of sales when the underlying real estate is sold.

     (d)  Marketable Securities Available for Sale
          ________________________________________

          Marketable securities available for sale are carried at their estimated fair value. Net unrealized investment gains and losses are recorded net of related deferred taxes in accumulated other comprehensive income within stockholders' equity until realized.

          Fair value for debt and equity investments is based on quoted market prices at the reporting date for those or similar investments. The cost of all marketable securities available for sale are deter-mined on the specific identification method.

     (e)  Inventories
          ___________

          The costs of growing citrus and sugarcane are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inven-toried costs are recognized as a cost of sale to pro-vide an appropriate matching of costs incurred with the related revenue earned.

          Beef cattle inventories are stated at the lower of cost or market. The cost of the beef cattle inven-tory is based on the accumulated cost of developing such animals for sale. Unharvested crops are stated at the lower of cost or market. The cost for unhar-vested crops is based on accumulated production costs incurred during the eight month period from January 1 through August 31.

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

          All costs related to the development of citrus groves, through planting, are capitalized. Such costs include land clearing, excavation and construc-tion of ditches, dikes, roads, and reservoirs, etc. After the planting, caretaking costs or preproductive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs, except for land excavation become the depreciable basis of a grove and are written off over 25 years.

          Development costs for sugarcane are capitalized the same as citrus. However, sugarcane matures in one year and the Company is able to harvest an average of 3 crops (1 per year) from one planting. As a re-sult, cultivation/caretaking costs are expensed as the crop is harvested, while the appropriate deve-lopment and planting costs are depreciated over 3 years.

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

          The Company accounts for long-lived assets in accor-dance with the provisions of SFAS No. 121, "Accoun-ting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". This Statement requires the long-lived assets and certain identifi-able intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


         (g) Land Inventories

          Land inventories are carried at cost and consists of property located in Lee County, Florida and owned by Agri-Insurance Co., Ltd. The property is held for sale as commercial real estate.

         (h) Other Investments

          Other investments are carried at cost which primarily includes stock owned in cooperatives. The Company uses cooperatives to process and sell sugarcane and cattle. Cooperatives typically require members to ac-quire ownership as a term of use of its services.

         (i) Income Taxes
          ____________

          The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those tem-porary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (j) Net Earnings Per Share
          ________________________

          Outstanding stock options issued by the Company represent the only dilutive effect reflected in the computation of diluted weighted average shares outstanding assuming dilution. Options do not impact the numerator of the earnings per share computation.

          There were no stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share assuming dilution.

         (k)  Cash Flows
          __________

          For purposes of the cash flows, cash and cash invest-ments include cash on hand and amounts due from financial institutions with an original maturity of less than three months.

         (l)  Use of Estimates
          ________________

          In preparing the consolidated financial statements, management is required to make estimates and assump-tions that effect the reported amounts of assets and liabilities. Actual results could differ signifi-cantly from those estimates. Although some variability is inherent in these estimates, manage-ment believes that the amounts provided are adequate.

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

          (n) Derivative and Hedging Instruments
          __________________________________
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain deriva-tive instruments embedded in other contracts (collec-tively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 138 in June 2000, in part, to allow "normal purchases and normal sales" transactions to be excluded from SFAS
          133. At September 1, 2000, the Company had no open derivatives. Accordingly, the Company's adoption of the provisions of SFAS No. 133, as amended, on September 1, 2000, did not result in a transition adjustment.

          The Company engages in cattle futures trading acti-vities for the purpose of economically hedging against price fluctuations. The Company records gains and losses related to economic hedges in costs of goods sold. At August 31, 2002 and 2001, the
          Company had no open positions.

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

         (p) Stock-Based Compensation
         ________________________

         The Company applies Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" (APB 25) for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123,"Accounting for Stock-based Compensation" (SFAS 123).

        (q) Reportable Segments
        _________________

        The Company has three reportable segments: citrus, sugarcane, and ranch. The citrus segment produces fruit for both the fresh fruit and processed juice mar-kets. The sugarcane segment produces sugarcane for processing. The ranch segment raises beef cattle to be sold in the wholesale market.

        The Company's reportable segments are strategic busi-ness units that offer different products. They are managed separately because each business requires different operating strategies.

       (r) Reclassifications
        _________________

        Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

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

        The cost and estimated fair values of marketable securities available for sale at August 31, 2002 and 2001 (in thousands) were as follows:

                           2002                            2001
               _____________________________   _____________________________

                           Gross   Estimated               Gross   Estimated
Equity                  Unrealized   Fair               Unrealized    Fair
  securities:    Cost  Gains Losses  Value      Cost   Gains  Losses  Value
               _______  ____  ____  _______    ______  ______  ___  ________
Preferred
  stocks       $ 3,160 $  65( $  79) $ 3,146   $ 3,565 $    27 $ -  $  3,592
Common stocks    1,734   135(   242)   1,627     2,152     261   -     2,413
Mutual funds     9,908   479(   147)  10,240     8,515   1,076   -     9,591
               _____________________________   ______________________________
Total equity
  securities    14,802   679(   468)  15,013    14,232   1,364   -    15,596
               _____________________________   ______________________________

Debt securities:

Mutual bonds       559    36      -      595       750      37    -       787
Mutual funds     5,418   232 (  882)   4,768     1,986      45    -     2,031
Fixed maturity
  funds            282    15 (    1)     296        -       -     -       -
Corporate bonds    882    14 (  151)     745       362      -    (49)     313
               _____________________________   ______________________________

Total debt
  securities     7,141   297 (1,034)   6,404     3,098      82   (49)   3,131
               _____________________________   ______________________________

Marketable
  securities
  available
  for sale      21,943   976 (1,502)  21,417    17,330   1,446   (49)  18,727
               _____________________________   ______________________________
               _____________________________   ______________________________


     At August 31, 2002, debt instruments (net of mutual funds of $4,768) are collectible as follows: $118 within one year, $234 between one and five years, $433 between five and ten years, and $851 there after.

(3)  Mortgage and Notes Receivable
     ____________________________
     Mortgage and notes receivable arose from real estate sales. The balances (in thousands) are as follows:

                        August 31, 2002        August 31, 2001
                        _______________        _______________
Mortgage notes receivable
 on retail land sales          $     193             $     242
Mortgage notes receivable
 on bulk land sales                4,926                 7,262
Other notes receivable                25                    90
                        ________________       _______________

Total mortgage and notes
 receivable                    $   5,144             $   7,594
Less current portion               2,451                 2,482
                        ________________        _______________

  Non-current portion          $   2,693             $   5,112
                        ________________        _______________
                        ________________        _______________

    In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9.5 million and principal payments of $2.4 million are due annually on July 14, bearing interest at LIBOR, over four years.

(4)  Inventories
     ___________
     A summary of the Company's inventories (in thousands) at August 31, 2002 and 2001 is shown below:

                                           2002         2001
                                          _______      _______
          Unharvested fruit crop on trees $ 8,599      $ 9,626
          Unharvested sugarcane             5,274        5,387
          Beef cattle                       7,507        8,076
          Sod                                 292          158
                                          _______      _______

               Total inventories          $21,672      $23,247
                                          _______      _______
                                          _______      _______

(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equip-ment (in thousands) at August 31, 2002 and 2001 is shown below:

Estimated
                                   2002     2001
Useful Lives
                                 _______  _______  ____________
          Breeding herd          $12,618  $12,465   5-7 years
          Buildings                3,945    3,806   5-40 years
          Citrus trees            28,555   25,328  22-40 years
          Sugarcane                8,360    8,378   4-15 years
          Equipment and
            other facilities      29,996   29,993   3-40 years
                                 _______  _______

 Total depreciable properties     83,474   79,970
 Less accumulated depreciation    37,100   34,878
                                 _______  _______

 Net depreciable properties       46,374   45,092
 Land & land improvements         58,880   58,382
                                 _______  _______
  Net property, buildings
   and equipment                $105,254 $103,474
                                 _______  _______
                                 _______  _______


     The Company's citrus trees, fruit crop, unharvested sugarcane and cattle are partially uninsured.

(6)  Indebtedness
     ____________

     The Company has financial agreements with commercial banks that permit the Company to borrow up to $54 million. The financing agreements allow the Company to borrow up to $41 million which is due in 2004 and up to $3 million which is due on demand. In December 2001, the Company entered into an additional financing agreement to borrow

     $10 million to be paid in equal principal installments over five years with interest to be paid quarterly. The outstanding debt under these agreements was $41.0 million and $31.8 million at August 31, 2002 and 2001, respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt at August 31, 2002 and 2001 was $52.7 million and $46.7 million, respectively.

     Maturities of the indebtedness of the Company over the next five years (in thousands) are as follows: 2003-
     $3,319; 2004- $34,321; 2005- $3,319; 2006- $3,312; 2007-
     $3,315 and $8,390 thereafter.

     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 2002, 2001 and 2000 was as follows:

                                   2002      2001      2000
                                  ______    ______    ______

          Interest expense        $2,421    $3,029    $3,020
          Interest capitalized       322       175       431
                                  ______    ______    ______

           Total interest cost    $2,743    $3,204    $3,451
                                  ______    ______    ______
                                  ______    ______    ______


(7)  Commitments and Contingencies
     _____________________________

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management,the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

(8)  Other non-current liability
     ___________________________

     Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insur-ance availability, both in the traditional commercial in-surance markets and governmental sponsored insurance pro-grams, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico's goal in-cluded not only prefunding its potential exposures related to the aforementioned events, but also to attempt to at-tract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those as-sets by Agri,management has decided to record a contin-gent liability, providing for potential differences in the tax treatment of sales of Agri's assets in its initial year of operation. Management's decision has been influenced by perceived changes in the regulatory environment.

(9)  Stock Option Plan
     __________

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

                                                                Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                                Shares          price       Life (in years)
                                ______        _________     _______________
     Balance outstanding,
     August 31, 2000            49,692         $14.62             8

     Granted                    51,074         $14.62       _______________

     Exercised                  16,686         $14.62
                                ______        _________     _______________
     Balance outstanding,
     August 31, 2001            84,080          14.62             9
                                                            _______________
     Granted                    69,598          15.68       _______________

     Exercised                  35,831          14.76
                                ______        _________
     Balance outstanding,
     August 31, 2002           117,847         $15.20             8
                                ______        _________     _______________
                                ______        _________     _______________

     On August 31, 2002 and 2001, there were 479,636 and
     549,234 shares available for grant, respectively.

     The fair value of stock options granted was $819 thousand in 2002 and $79 thousand in 2001 on the date of the grant using the Black Scholes option-pricing model with the fol-lowing weighted average assumptions:

                                     2002              2001
                                     ____              ____
     Volatility                      8.39%            10.19%

     Dividend paid                   6.38%             6.84%

     Risk-free interest rate         4.75%             5.75%

     Expected life in years           1                 1

     All stock options granted, except as noted in the para-graph below, have been granted to directors or employees with an exercise price equal to the fair value of the com-mon stock at the date of the grant. The Company applies APB Opinion No. 25 for issuances to directors and employees in accounting for its Plan. No compensation cost was recognized in the consolidated financial statements through August 31, 2000, as options were issued at or above fair value.

     On September 9, 1999, the Company granted 14,992 stock options with an exercise price of $14.62 and a fair value of $15.813. The Company recorded $18 thousand of unearned compensation at the date of the grant. On September 12, 2000, the Company granted an additional 51,074 stock options with an exercise price of $14.62 and a fair value of $16.313. The Company recorded $86 thousand of unearned compensation at the date of the grant.

     On September 11, 2001, the Company granted an additional
     69,598 stock options with an exercise price of $15.68 and a fair value of $28.48. The Company recorded $891 thousand of unearned compensation at the date of the grant.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                        2002          2001
                                        ____          ____

     Net income as reported         $ 7,535,005    $16,066,131

     Pro forma net income           $ 7,606,899    $16,073,741

     Basic earnings per share,
       as reported                  $      1.07    $      2.29

     Pro forma basic
      earnings per share            $      1.08    $      2.29

(10) Employee Benefit Plans
     ______________________

     The Company has a profit sharing plan covering substan-tially all employees. The plan was established under In-ternal Revenue Code Section 401(k). Contributions made to the profit sharing plan (in thousands) were $285, $444 and $430 for the years ended August 31, 2002, 2001 and 2000, respectively.

     Additionally, the Company implemented a nonqualified de-
	fined benefit retirement plan covering the officers and other key management personnel of the Company. The plan is being funded by the purchase of insurance contracts. The accrued pension liability for the nonqualified defined benefit retirement plan at August 31, 2002 and 2001 was $119,247 and $150,429, respectively.

     Pension expenses (in thousands) for the additional retire-ment benefits were $488, $395 and $128 for the years ended
     August 31, 2002, 2001 and 2000, respectively.

(11) Income Taxes
     ____________

     The provision for income taxes (in thousands) for the years ended August 31, 2002, 2001 and 2000 is summarized as follows:


                                 2002      2001      2000
                                 ______    ______    ______
     Current:
         Federal income tax      $3,713    $2,428    $6,218
         State income tax           396       439       860
                                 ______    ______    ______
                                  4,109     2,867     7,078
                                 ______    ______    ______
     Deferred:
         Federal income tax      (1,673)    1,058      (528)
         State income tax          (178)      121      ( 86)
                                 ______    ______    ______
                                 (1,851)    1,179      (614)
                                 ______    ______    ______
            Total provision for
              income taxes       $2,258    $4,046    $6,464
                                 ______    ______    ______
                                 ______    ______    ______

     Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 2002, 2001 and 2000:

                                   2002      2001      2000
                                 ______    ______    ______
     Expected income tax         $3,330    $6,838    $6,995
     Increase (decrease)
       resulting from:
         State income taxes, net
           of federal benefit       144       328       516
         Nontaxable interest
           and dividends           (102)     (113)     (127)
         Internal Revenue Service
           examinations              11       479      (352)
         Utilization of
           charitable
           contribution
           carryforward              -         -       (136)
         Income from Agri-
           Insurance
           Company, Ltd.         (1,156)   (3,829)       -
         Other reconciling
           items, net                31       343      (432)
                                 ______    ______    ______
     Total provision for
           income taxes          $2,258    $4,046    $6,464
                                 ______    ______    ______
                                 ______    ______    ______

     Some items of revenue and expense included in the state-ment of operations may not be currently taxable or de-ductible on the income tax returns. Therefore, income tax assets and liabilities are divided into a current portion, which is the amount attributable to the current year's tax return,and a deferred portion, which is the amount attributable to another year's tax return. The revenue and expense items not currently taxable or deductible are called temporary differences.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                    2002       2001
                                  _______    _______
 Deferred Tax Assets:
    Contribution carry forward     (1,698)        -
    Pension                          (168)      (168)
    Prepaid sales commissions        (789)      (776)
    Inventory-beef                     -        (376)
    Land inventories                 (480)      (435)
    Deferred retirement benefits     (502)      (303)
    Other                          (1,380)      (943)
                                  _______    _______

      Total gross deferred
        tax assets                 (5,017)    (3,001)
                                  _______    _______

 Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane            458        861
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       12,645     12,390
    Mortgage notes receivable          10        117
    Inventories                       886        468
    Deferred real estate gains      1,600      1,600
    Unrealized gains on securities     -         526
    Other                             185        183
                                  _______    _______

      Total gross deferred
        tax liabilities            15,784     16,145
                                  _______    _______
  Net deferred income
        tax liabilities           $10,767    $13,144
                                  _______    _______
                                  _______    _______

     Based on the Company's history of taxable earnings and its expectations for the future, management has determined that its taxable income will more likely than not be suf-ficient to fully recognize all deferred tax assets.

     Agri Insurance Company, Ltd. (Agri), a wholly owned insurance company subsidiary of Alico, is treated as a U.S. taxpayer,pursuant to an election under Internal Revenue Code Section 953(d), for all purposes except for consolidating an operating loss by virtue of the dual con-solidated loss rules. (Dual consolidated losses prevent operating losses (not capital losses) from occurring in insurance companies domiciled outside of the United States from offsetting operating income irrespective of the fact that the insurance company is a member of the consolidated return group.)

     Agri was established to provide agricultural insurance that falls outside of the Federal Crop Insurance Program, for catastrophic perils. Agri was domiciled in Bermuda because it offers easy access to reinsurance markets.

     Agri issued its initial policy in August 2000 to a third party. Agri's ability to underwrite insurance risks has been limited to its operational liquidity, by the Regis-trar of Companies in Bermuda. Agri will be able to under-write additional insurance as its liquidity is increased from additional asset sales and as payments are received on prior sales. For Federal income tax purposes, only premiums received by Agri from policies of insurance is-sued to parties other than its parent, Alico Inc., are considered insurance premiums. The preceding limiting factors resulted in Agri not incurring a tax liability on underwriting profits or investment income. Agri's tax status resulted in it filing its Federal tax return on a stand alone basis for the calendar year periods ending December 31, 2001 and 2000.

(12) Related Party Transactions
     __________________________

     Citrus
     ______

     Citrus revenues of $19.1 million, $19.9 million and $20.0 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc.
    (Griffin) for the years ended August 31, 2002, 2001 and 2000, respectively. Griffin and its subsidiaries is the owner of approximately 49.85 percent of the Company's com-mon stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $6.5 mil-lion and $6.9 million at August 31, 2002 and 2001, res-pectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

     Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $7.1 million, $7.6 million, and $7.5 million for the years ended August 31, 2002, 2001 and 2000, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors. The aggregate cost of these services was $2.0 million, $2.2 million and $2.0 million for the years ended August 31, 2002, 2001 and 2000, respectively. The accompanying consolidated balance sheets include ac-counts payable to Griffin for citrus production, harvest-ing and processing costs in the amount of $594 thousand and $414 thousand at August 31, 2002 and 2001, respectively.

     Other Transactions
     __________________

     The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugar-cane, sod and citrus operations. Such purchases totaled $6.2 million, $6.0 million and $5.5 million during the years ended August 31, 2002, 2001 and 2000, respectively.

(13) Future Application of Accounting Standards
     __________________________________________

     In June 2001, the Financial Accounting Standard Board
    (FASB) issued Financial Accounting Standards (SFAS) No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combina-tions and supersedes Accounting Principal Board (APB) Option No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated af-ter June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method which the date of acquisition is July 1, 2001, or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses finan-cial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations asso-ciated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construc-tion, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements with fiscal years beginning after June 15, 2002. Adoption of this Statement is not expected to have a significant im-pact on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and report-ing for the impairment or disposal of long-lived assets. This Statement supercedes both FASB Statement No. 121,
    "Accounting for the Impairment of Long-Lived Assets to Be
     Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Dis-posal of a Segment of a Business, and Extraordinary, Un-usual and Infrequently Occurring Events and Transactions of a Segment of a Business." This Statement is effective for financial statements with fiscal years beginning af-ter December 15, 2001. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

(14) Recovery of Citrus Canker Eradication Costs
                in Excess of Basis
______________________________________________________________
     The Company incurred losses during the years ended August 31, 2001 and 2000, related to citrus canker eradication. The eradication program called for the removal of 507 acres of citrus trees from a grove in Hendry County, Flo-rida. While the trees were insured under the Federal Crop Insurance Program, additional relief funding was available and secured by the Company from both Federal and State government sources. A summary of the recovery sources, related basis of the trees removed and the crop inventory losses are summarized (in thousands) as follows:

                                     2002     2001     2000
                                    ______    ______   ______
          Recovery Sources
             Federal              $     -  $  2,830   $1,423
             State                      -       157       -
             Insurance                  -       219      383
                                    ______   ______   ______

                Total Recovery          -     3,206    1,806

          Loss Basis
             Net Book Value of Trees    -       238    1,222
             Fruit Inventory            -        -       349
                                    ______   ______   ______

                Total Basis             -       238    1,571
                                    ______   ______   ______

      Excess of Recovery over Basis $   -  $  2,968  $   235
                                    ______   ______   ______
                                    ______   ______   ______

15) Reportable Segment Information
    ____________________________
    The Company is primarily engaged in agricultural opera-tions, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's reportable segments (in thousands) for the years ended August 31, 2002, 2001 and 2000 is summarized as follows:

                                        2002        2001        2000
                                     ________    ________    ________
     Revenues
       Agriculture:
         Citrus                      $ 25,105    $ 27,570    $ 28,172
         Sugarcane                     11,300      11,939       8,501
         Ranch                          9,591       9,299       6,062
                                     ________    ________    ________
           Total revenues from
             external customers
             for reportable segments   45,996      48,808      42,735
         Other revenues from
             external customers         3,189       2,725       2,472
                                     ________    ________    ________

     Total consolidated revenues     $ 49,185    $ 51,533    $ 45,207
                                     ________    ________    ________
                                     ________    ________    ________

     Costs of sales:
         Citrus                      $ 21,421    $ 22,450    $ 21,431
         Sugarcane                      9,190       9,318       6,962
         Ranch                          8,782       7,704       5,323
                                     ________    ________    ________

           Total costs of sales
            for reportable segments    39,393      39,472      33,716

       Other costs of sales               114         140         127
                                     ________    ________    ________

           Total consolidated
            costs of sales           $ 39,507    $ 39,612    $ 33,843
                                     ________    ________    ________
                                     ________    ________    ________
                                       2002        2001        2000
                                     ________    ________    ________
     Gross profit:
       Agriculture:
         Citrus                      $  3,684    $  5,120    $  6,741
         Sugarcane                      2,110       2,621       1,539
         Ranch                            809       1,595         739
                                     ________    ________    ________
           Total profit for
            reportable segments         6,603       9,336       9,019

       Other gross profit               3,075       2,585       2,345
                                     ________    ________    ________

          Consolidated gross profit     9,678      11,921      11,364
                                     ________    ________    ________
     Unallocated amounts:
       Profit on sale of bulk
         real estate                   11,641      11,354      13,281
       Other corporate expense        (11,526)     (3,163)     (4,070)
                                     ________    ________    ________

Income before income taxes           $  9,793    $ 20,112    $ 20,575
                                     ________    ________    ________
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  4,704    $  3,310    $  1,331
         Sugarcane                      1,293       2,632       5,861
         Ranch                          3,240       2,157       2,940
                                     ________    ________    ________

           Total agriculture capital
             expenditures for
             reportable segments        9,237       8,099      10,132
       Other capital expenditures         548         773         853
       Cattle transferred from
        inventory held for sale
        into breeding stock              (515)       (370)       (990)
                                     ________    ________    ________

           Total consolidated
             capital expenditures    $  9,270    $  8,502    $  9,995
                                     ________    ________    ________
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,394    $  2,405    $  2,417
         Sugarcane                      2,527       2,587       2,235
         Ranch                          1,573       1,456         (66)
                                     ________    ________    ________



           Total depreciation,
            depletion and amortization
            for reportable segments     6,494       6,448       4,586
       Other depreciation, depletion,
        and amortization                  488         498         533
                                     ________    ________    ________

           Total consolidated depreciation,
            depletion and
            amortization             $  6,982    $  6,946    $  5,119
                                     ________    ________    ________
                                     ________    ________    ________
     Assets:
       Agriculture:
         Citrus                      $ 53,876    $ 53,266    $ 56,173
         Sugarcane                     50,083      51,678      50,784
         Ranch                         23,852      22,205      21,765
                                     ________    ________    ________
     Total assets for
      reportable segments             127,811     127,149     128,722
       Other assets                    64,098      51,985      48,154
                                     ________    ________    ________

           Total consolidated assets $191,909    $179,134    $176,876
                                     ________    ________    ________
                                     ________    ________    ________

      Identifiable assets represent assets on hand at year-end which are allocable to a particular segment either by their direct use or by allocation when used jointly by two or more segments. Other assets consist principally of cash, temporary investments, mortgage notes receivable, bulk land inventories, and property and equipment used in general corporate business.

                     SELECTED QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 2002 and August 31, 2001, is as follows:

                                    Quarters Ended
             November 30,       Feb. 28,         May 31,        August 31,
             2001    2000     2002    2001    2002    2001     2002   2001
           _______ _______  _______ _______  _______ _______  _______ ______
Revenue:
  Citrus   $ 1,506 $ 1,096  $ 7,689 $10,421  $ 9,889 $12,658  $ 6,021 $3,395
  Sugarcane  2,255   2,938    6,978   6,303    1,883   2,698      184    -
  Ranch      3,590   4,800    2,013     951    2,536   2,156    1,452  1,392
  Property
    sales    2,822     195    8,544   1,025      252     515      140  9,850
  Interest     497     502      336     230      403     215      235  1,177
  Other
    revenues   879     744      569     633      983     803      874  3,620
           _______ _______  _______ _______  _______ _______  _______ ______
    Total
    revenue 11,549  10,275   26,129  19,563   15,946  19,045    8,906 19,434
           _______ _______  _______ _______  _______ _______  _______ ______
 Costs and expenses:
  Citrus     1,485     835    7,348   9,425    7,605   9,396    4,983  2,794
  Sugarcane  1,855   2,236    5,497   5,056    1,864   2,031      (26)    (5)
  Ranch      3,010   4,315    1,857     918    2,434   1,446    1,481  1,025
  Interest     514     729      531     980      682     647      694    673
  Other      1,404     980    5,885   1,249    1,341   1,128    2,292  2,347
            ______  ______   ______  ______   ______   _____    _____  _____
    Total costs
    and ex-
    penses   8,268   9,095   21,118  17,628   13,926  14,648    9,424  6,834
	       ______  ______   ______  ______   ______   _____    _____  _____
Income be-
  fore income
  taxes      3,281   1,180    5,011   1,935    2,020   4,397     (518)12,600
Provision for
  income
  taxes        277     375      295     644    1,589   1,425       98  1,602
            ______  ______   ______  ______   ______  ______   ______  _____
Net income  $3,004  $  805   $4,716  $1,291   $  431  $2,972  $  (616)10,998
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Basic earnings
  per share  $ .43   $ .11   $  .66  $  .18   $  .06  $  .42   $ (.08) $1.58
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Weighted average
 Shares out-
 standing    7,056   7,028    7,061   7,028    7,065   7,032    7,070   7,033
            ______  ______   ______  ______   ______  ______   ______  ______
            ______  ______   ______  ______   ______  ______   ______  ______

Item 9.     Changes in & Disagreements with Accountants on
                Accounting and Financial Disclosure.
______________________________________________________________
     None

                                  PART III
                                  ________

Item 10.   Directors and Executive Officers of the Registrant.
______________________________________________________________

Executive Officers of the Company
_________________________________

Information with respect to Directors and Executive Officers may be found under the captions "Nomination for Election as Directors" and "Executive Offices" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held December 5, 2002 (the "Proxy Statement"). Such information is incorporated herein by reference.

Section 16 - Beneficial Ownership Reporting Compliance
______________________________________________________

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) dur-ing the 2002 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 1992 and certain written representations, if any, made to the Company, no offi-cer, director or beneficial owners of 10% or more of the Com-pany's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 2002. For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

The information called for regarding directors is incorporated by reference to the Company's Proxy Statement dated November 8, 2002.

Item 11.          Executive Compensation.
_________________________________________

The information in the Proxy Statement set forth under the cap-tions "Executive Compensation" and "Directors' Compensation,
Committees of the Board of Directors and certain meetings" is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners
                       and Management.
______________________________________________________________

Information called for by Items 12 is incorporated by reference to the Company's Proxy Statement dated November 8, 2002.


Item 13.       Certain Relationships and Related Transactions.
______________________________________________________________

Information called for by Items 13 is incorporated by reference to the Company's Proxy Statement dated November 8, 2002.


Item 14.       Controls and Procedures
______________________________________________________________

Evaluation of disclosure controls and procedures

The Company maintans controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Secu-rities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief executive and Chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in internal controls

The Company made no significant changes in its internal con-trols or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those con-trols by the Chief Executive and Chief Financial officers.

                                   PART IV
                                   _______
Item 15.       Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K.
______________________________________________________________

(a)1.  Financial Statements:
       ____________________
       Included in Part II, Item 8 of this Report

       Report of Independent Auditors'

       Consolidated Balance Sheets  -  August 31, 2002 and 2001

       Consolidated Statements of Operations  -  For the Years
       Ended August 31, 2002, 2001 and 2000

       Consolidated Statements of Stockholders' Equity - For the Years Ended August 31, 2002, 2001 and 2000

       Consolidated Statements of Cash Flows  -  For the Years
       Ended August 31, 2002, 2001 and 2000

(a)2.  Financial Statement Schedules:
       _____________________________
       Selected Quarterly Financial Data  -  For the Years
       Ended August 31, 2002 and 2001  -  Included in Part II,
       Item 8

       Schedule I  -  Marketable Securities and Other
       Investments - at August 31, 2002

       Schedule V  -  Property, Plant and Equipment  -  For the
       Years Ended August 31, 2002, 2001 and 2000

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment - For the Years Ended August 31, 2002, 2001 and 2000

       Schedule IX  -  Supplementary Income Statement
       Information  - For the Years Ended August 31, 2002,
       2001 and 2000

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
                 Amended to September 13, 1994

       (4)  Instruments Defining the Rights of Security
            Holders, Including Indentures  -  Not Applicable

       (10) Material Contracts  -  Citrus Processing and
            Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. *

       (11) Statement  -  Computation of Per Share Earnings

       (12) Statement  -  Computation of Ratios

       (19) Annual Report to Security Holders  -  By Reference

       (21) Subsidiaries of the Registrant  -  Sadddlebag Lake
            Resorts, Inc. (incorporated in 1971) and
            Agri-Insurance Company, Ltd.(incorporated in 2000).

       (22) Published Report Regarding Matters Submitted to
            Vote of Security Holders  - Not Applicable

 (99) Additional Exhibits  -  None

(b)    Reports on Form 8-K:
       ___________________

       Form 8-K dated September 17, 2002 regarding disposition
                  of land.

       Form 8-K dated September 16, 2002 announcing new
                  Director.

       Form 8-K dated February 25, 2002 regarding Chairman adopting a written sales plan.

       Form 8-K dated February 25, 2002 regarding amendment of sales plan.

       Form 8-K dated January 7, 2002 announcing of 13D/A filing by majority shareholder group.

       Form 8-K dated January 7, 2002 regarding purchase of land.

       Form 8-K dated January 31, 2002 regarding land disposition revision.

       Form 8-K dated December 12, 2001 announcing donation to
                 Florida Gulf Coast University.

       Form 8-K dated December 7, 2001 announcing purchase of land.

       Form 8-K dated December 7, 2001 revising announcements of land purchase.

       Form 8-K dated December 6, 2001 regarding re-election of
                 Directors and election of officers.

       Form 8-K dated December 4, 2001 regarding land disposition.

       Form 8-K dated November 20, 2001 regarding land disposition.

       Form 8-K dated October 26, 2001 regarding land disposition.

       Form 8-K dated October 9, 2001 regarding a settlement agreement and litigation in State Court, Polk County, Florida.

       Form 8-K dated October 2, 2001 announcing 13D/A filing by Majority shareholder group.


Material has been filed with the Securities and Exchange
Commission and NASDAQ and may be obtained upon request.

                                 	ALICO, INC.

                                  SCHEDULE I

                   Marketable Securities and Other Investments

                                  August 31, 2002

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
and Title of    Amounts of Bonds     Each       at Balance    Carried in the
Each Issue         and Notes         Issue      Sheet Date     Balance Sheet
______________  _______________   ___________   ____________     ___________

Municipal Bonds     558,829       $   558,829   $    595,254     $   595,254

Corporate Bonds     882,176           882,176        745,850         745,850

Mutual-Debt       5,417,604         5,417,604      4,766,982       4,766,982

Preferred Stocks    125,500         3,159,887      3,146,153       3,146,153

Common Stocks        57,695         1,733,592      1,626,919       1,626,919

Mutual Equity     9,908,936         9,908,936     10,239,657      10,239,657

Other
 Investments        281,561           281,561        296,231         296,231
                                  ___________    ___________     ___________

     Total:                       $21,942,585    $21,417,046     $21,417,046
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 2002
______________________________
Land              $31,623,725  $   51,201   $ 133,242  $        $ 31,541,684
Roads               2,188,493      58,138                          2,246,631
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      3,038,915     135,064                          3,173,979
Buildings           3,788,616     138,770                          3,927,386
Feeding and Watering
  Facilities for
  Cattle Herd          18,039       7,316       2,738                 22,617
Water Control
  Facilities            5,338                                          5,338
Fences                286,273      17,461       1,037                302,697
Cattle Pens           176,073                   9,329                166,744
Interest-Ranch         16,963      17,105                             34,068
Irrigation System-
  Ranch               329,801     346,334                            676,135
Citrus Groves,
  Including Irrigation
  Systems          45,112,548   4,064,545   1,295,996             47,881,097
Equipment           9,446,885   1,316,095   1,405,396              9,357,584
Breeding Herd      12,464,867   1,723,202   1,570,420             12,617,649
Sugarcane-Land Prep-
  aration, Etc.    27,039,605   1,177,767   1,364,621             26,852,751
Sod Land-Prep-
  aration, Etc.       857,910     725,806                          1,583,716
Farm Land Prep-
  aration, Etc.     1,848,317       6,450                          1,854,767
                  ___________ ___________  __________  _______  ____________
                 $138,352,300 $ 9,785,254  $5,782,779  $        $142,354,775
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
___________       _________    _________   _________  ___________  __________

For Year Ended August 31, 2001
______________________________
Land              $32,395,754  $   42,266  $  814,295  $         $31,623,725
Roads               2,156,452      32,041                          2,188,493
Agricultural Land
  Preparation           9,906                                          9,906
Forest Improvements   100,026                                        100,026
Pasture
  Improvements      3,012,907      50,446      24,438              3,038,915
Buildings           3,553,390     235,226                          3,788,616
Feeding and Watering
  Facilities for
  Cattle Herd          22,995                   4,956                 18,039
Water Control
  Facilities            5,338                                          5,338
Fences                277,102      10,669       1,498                286,273
Cattle Pens           186,809                  10,736                176,073
Interest-Ranch              0      16,963                             16,963
Irrigation System-
   Ranch                    0     329,801                            329,801
Citrus Groves,
  Including Irrigation
  Systems          44,327,540   2,817,916   2,032,908             45,112,548
Equipment           8,956,294   1,100,457     609,866              9,446,885
Breeding Herd      13,713,389   1,531,307   2,779,829             12,464,867
Sugarcane-Land Prep-
  aration, Etc.    25,991,443   2,112,392   1,064,230             27,039,605
Sod-Land Prep-
  aration, Etc.       270,719     587,191                            857,910

Farm Land Prep-
  aration           1,842,317       6,000                          1,848,317
                  ___________  __________  __________   _______ ____________
                 $136,822,381 $ 8,872,675  $7,342,756   $       $138,352,300
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
___________       _________    _________   _________  ___________  __________

For the Year Ended August 31, 2000
__________________________________
Land             $32,446,339  $   15,821  $   66,406  $          $32,395,754
Roads              1,415,260     741,192                           2,156,452
Agricultural Land
  Preparation          9,906                                           9,906
Forest Improvements  100,026                                         100,026
Pasture Improve-
  ments            2,988,469      24,438                           3,012,907
Buildings          3,378,101     293,695     118,406               3,553,390
Feeding and Watering
  Facilities for
  Cattle Herd         17,454       5,541                              22,995
Water Control
  Facilities           5,338                                           5,338
Fences               266,909      24,402      14,209                 277,102
Cattle Pens          155,652      31,157                             186,809
Citrus Groves,
  Including Irri-
  gation Systems  46,184,668     849,070   2,706,198              44,327,540
Equipment          8,159,823   1,555,882     759,411               8,956,294
Breeding Herd     12,584,592   2,619,785   1,490,988              13,713,389
Sugarcane-Land
  Prep.,Etc.      22,634,544   4,736,794   1,379,895              25,991,443
Sod-Land Prep-
  aration,Etc.       191,441      79,278                             270,719
Farm Land Prep-
  aration          1,834,317       8,000                           1,842,317
                 ___________  __________  __________  _________  ___________

                $132,372,839 $10,985,055  $6,535,513  $         $136,822,381
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

                                    SCHEDULE VI

                 Reserves for Depreciation, Depletion and
             Amortization of Property, Plant and Equipment

             _____________________________________________________

COLUMN A           COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F
________          __________    __________  __________  ________    ________

                                 Additions               Other      Balance
                    Balance      Charged To              Changes      at
                   Beginning   Profit & Loss   Retire-  Add(Deduct) Close of
Description        of Period     of Income     ments     Desccribe  Period
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 2002
______________________________

Buildings          $ 1,662,509  $  170,298   $           $       $ 1,832,807
Feeding and Watering
  Facilities for
  Cattle Herd            4,845       1,344        2,738                3,451
Fences                 157,483      29,323        1,037              185,769
Cattle Pens            102,801      13,155        9,329              106,627
Interest-Ranch             283       2,124                             2,407
Irrigation System-
   Ranch                 3,997      24,028                            28,025
Citrus Groves,
  Including Irriga-
  tion Systems      14,836,199   1,922,057      992,449           15,765,807
Equipment            5,621,992   1,080,638    1,350,503            5,352,127
Breeding Herd        4,467,256   1,332,142    1,039,502            4,759,896
Roads                  288,519     122,624                           411,143
Sugarcane Lane Prep-
  aration, Etc.      7,519,249   2,220,866    1,364,620            8,375,495
Sod Land Prepara-
  tion, Etc.            24,553      24,799                            49,352
Farm Land Preparation  188,624      38,823                           227,447
                   ___________  __________   __________    ____  ___________
                   $34,878,310  $6,982,221   $4,760,178    $  0  $37,100,353
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

                                    SCHEDULE VI

                      Reserves for Depreciation, Depletion and
                   Amortization of Property, Plant and Equipment

_____________________________________________________


COLUMN A           COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F
________          __________    __________  __________  ________    ________

                                 Additions               Other      Balance
                    Balance      Charged To              Changes      at
                   Beginning   Profit & Loss   Retire-  Add(Deduct) Close of
Description        of Period     of Income     ments     Desccribe  Period
___________        _________   ____________  __________  _________  ________

For Year Ended August 31, 2001
______________________________
Buildings         $ 1,502,400  $  160,109   $             $      $ 1,662,509
Feeding and Watering
  Facilities for
  Cattle Herd           9,067         734         4,956                4,845
Fences                129,521      28,165           203              157,483
Cattle Pens            99,012      14,525        10,736              102,801
Interest- Ranch             0         283                                283
Irrigation System-
   Ranch                    0       3,997                              3,997
Citrus Groves,
  Including Irriga-
  tion Systems     13,715,634   1,949,064       828,499           14,836,199
Equipment           5,088,513   1,037,208       503,729            5,621,992
Breeding Herd       5,132,625   1,275,138     1,940,507            4,467,256
Roads                 173,052     115,467                            288,519
Sugarcane-Land Prep-
  aration, Etc.     5,950,645   2,314,161       745,557            7,519,249
Sod-Land Prepara-
  tion, Etc.           16,066       8,487                             24,553
Farm Land Preparation 149,957      38,667                            188,624
                  ___________  __________    __________   ____   ___________

                  $31,966,492  $6,946,005    $4,034,187   $  0   $34,878,310
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

                                    SCHEDULE VI

                       Reserves for Depreciation, Depletion and
                    Amortization of Property, Plant and Equipment

                _____________________________________________________


COLUMN A           COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F
________          __________    __________  __________  ________    ________

                                 Additions               Other      Balance
                    Balance      Charged To              Changes      at
                   Beginning   Profit & Loss   Retire-  Add(Deduct) Close of
Description        of Period     of Income     ments     Desccribe  Period
___________        _________   ____________  __________  _________  ________

For the Year Ended August 31, 2000
__________________________________
Buildings          $ 1,407,257  $  153,267  $   58,124    $      $ 1,502,400
Feeding and Watering
  Facilities for
  Cattle Herd            8,496         571                             9,067
Fences                 117,083      26,647      14,209               129,521
Cattle Pens             85,215      13,797                            99,012
Citrus Groves,
  Including Irrigation
  Systems           13,213,300   1,986,634   1,484,300            13,715,634
Equipment            4,793,420     989,713     694,620             5,088,513
Breeding Herd        6,276,893    (220,982)    923,286             5,132,625
Roads                  113,385      59,667                           173,052
Sugarcane-Land
  Prep.,Etc.         5,263,793   2,066,746   1,379,894             5,950,645
Sod-Land Prep-
  aration, Etc.         11,414       4,652                            16,066
Farm Land
  Preparation          111,815      38,142                           149,957
                   ___________  __________  __________  _______  ___________

                   $31,402,071  $5,118,854  $4,554,433  $     0  $31,966,492
                   ___________  __________  __________  _______  ___________
                   ___________  __________  __________  _______  ___________

                            ALICO, INC.

                           SCHEDULE  IX
                           ____________

            SUPPLEMENTARY INCOME STATEMENT INFORMATION
            __________________________________________

______________________________________________________________

       COLUMN A                                   COLUMN B
______________________________________________________________



                                Charged to Costs and Expenses
                                _____________________________

                                     Years Ended August 31,
                                     ______________________

        Item                    2002        2001        2000
        ____                    ____        ____        ____

1.  Maintenance
      and repairs           $  861,587  $1,475,565  $1,294,131

2.  Taxes, other
      than payroll
      and income taxes       2,053,763   1,616,942   2,130,749





					 EXHIBIT 11



                         ALICO, INC.



Computation of Weighted Average Shares Outstanding as of
      August 31, 2002:


  Number of shares outstanding at August 31, 2002:   7,080,344
                                                     _________
                                                     _________


  Number of shares outstanding at August 31, 2001:   7,044,513
                                                     _________
                                                     _________


  Weighted Average 9/1/01  -  8/31/02:               7,070,024
                                                     _________
                                                     _________

                          EXHIBIT 12








                         ALICO, INC.



Computation of Ratios:




        2002    Current Assets           $66,267,326
                Current Liabilities        9,543,009

                66,267,326 divided by  9,543,009  =  6.94:1


        2001    Current Assets           $61,344,839
                Current Liabilities        7,690,600

                61,344,839 divided by  7,690,600  =  7.98:1

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                                    ALICO, INC.
                                    (Registrant)


November 12, 2002                   /s/ Ben Hill Griffin, III
_________________                   _________________________
                                    Ben Hill Griffin, III
Date                                Chairman, Chief Executive
                                    Officer and Director



November 12, 2002                   /s/ W. Bernard Lester
_________________                   _________________________
                                    W. Bernard Lester
Date                                President, Chief Operating
                                    Officer and Director



November 12, 2002                   /s/ L. Craig Simmons
_________________                   _________________________
                                    L. Craig Simmons
Date                                Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Richard C. Ackert               /s/ Ben Hill Griffin, IV
_____________________               _________________________
Richard C. Ackert                   Ben Hill Griffin, IV
Director                            Director



/s/ K. E. Hartsaw                   /s/ Thomas E. Oakley
_____________________               _________________________
K. E. Hartsaw    		            Thomas E. Oakley
Director					       Director



/s/ William L. Barton               /s/ Monterey Campbell, III
_____________________               _________________________
William L. Barton                   Monterey Campbell, III
Director                            Director



/s/ Walker E. Blount, Jr.           /s/ Amy Gravina
_____________________               _________________________
Walker E. Blount, Jr.               Amy Gravina
Director                            Director



November 12, 2002
_________________
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of the registrant and in the capacities and on the date indicated:

I, Ben Hill Griffin, III, certify that:

1. I have reviewed this annual report on Form 10-K of Alico, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are respon-sible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on September 10, 2002;
and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the regist-rant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the regist-rant's internal controls;
and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2003
     __________________

                             /s/ Ben Hill Griffin, III
                             _______________________
                              Ben Hill Griffin, III
	          			Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of the registrant and in the capacities and on the date indicated:

I, L. Craig Simmons, certify that:

1. I have reviewed this annual report on Form 10-K of Alico, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are respon-sible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on September 10, 2002;
and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the regist-rant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the regist-rant's internal controls;
and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2003
     __________________

                             /s/ L. Craig Simmons
                             _______________________
                              L. Craig Simmons
	          			Chief Financial Officer
                               and Vice President