Form 10-Q
period 2002-11-30
ALICO INC
filed 2003-01-13
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                              FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 2002.

                               OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.


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

                           Yes  X          No

There were 7,064,829 shares of common stock, par value $1.00 per share, outstanding at January 14, 2002.

             PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                 ALICO, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountants' Review Report)

                               Three Months Ended November 30,
                                    2002             2001
                               _______________________________
Revenue:
     Citrus                     $ 1,620,698      $ 1,505,998
     Sugarcane                    2,748,216        2,255,263
     Ranch                        2,117,870        3,589,560
     Rock products and sand         517,478          454,797
     Oil lease and land rentals     246,315          169,425
     Forest products                 49,958          104,484
     Retail land sales               83,897           39,450
                                ___________      ___________

         Total revenue           7,384,432        8,118,977
                                ___________      ___________
Cost of sales
     Citrus production,
       harvesting and marketing   1,580,421        1,485,057
     Sugarcane production and
       harvesting                 2,224,093        1,854,842
     Ranch                        2,213,779        3,010,443
     Retail land sales               68,714           33,682
                               ____________      ___________

Total costs of sales              6,087,007        6,384,024
                               ____________      ___________

          Gross Profit            1,297,425        1,734,953

General and administration
  expenses                        1,278,135        1,366,640
                               ____________      ___________

     Income from operations          19,290          368,313



Other income (expenses):
  Profit on sales of real estate    451,035        2,779,340
  Interest and investment income    276,063          497,479
  Interest expense                 (540,769)        (514,243)
  Other                             143,681          149,726
                               ____________      ___________

Total other income, net             330,010        2,912,302
                               ____________      ___________

Income before income taxes          349,300        3,280,615
Provision for income taxes           91,062          276,963
                               ____________      ___________

Net income                          258,238        3,003,652
                               ____________      ___________
                               ____________      ___________

Weighted average number
  of shares outstanding           7,096,644        7,055,720
                               ____________      ___________
                               ____________      ___________

Per share amounts:
     Basic                      $       .04     $        .43
     Fully diluted              $       .04     $        .43
     Dividends                  $       .35     $       1.00

See accompanying Notes to Condensed Consolidated Financial
  Statements.


                ALICO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
              (See Accountants' Review Report)


                                  November 30,     August 31,
                                      2002            2002
                                   (Unaudited)
                                  ____________      __________
      ASSETS
Current assets:
     Cash and cash investments    $ 12,663,658    $ 10,139,659
     Marketable securities          20,295,222      21,417,046
     Accounts receivable             7,411,379       9,460,834
     Mortgage and notes receivable   2,451,340       2,451,340
     Inventories                    22,076,982      21,671,964
     Other current assets              921,769       1,126,483
                                  ____________     ___________

          Total current assets      65,820,350      66,267,326

Notes receivable, non-current        2,688,835       2,693,186
Land held for development and sale  16,601,451      16,786,717
Investments                            908,049         908,049
Property, buildings and equipment  145,194,423     142,354,775
Less:  Accumulated depreciation    (38,700,857)    (37,100,353)
                                  ____________    ____________

          Total assets            $192,512,251    $191,909,700
                                  ____________    ____________
                                  ____________    ____________













                  ALICO, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                (See Accountants' Review Report)
                          (Continued)

                                  November 30,     August 31,
                                      2002            2002
        LIABILITIES                (Unaudited)
                                  ____________    ____________
Current liabilities:
  Accounts payable                $    446,480    $  1,437,756
  Accrued ad valorem taxes           2,086,987       1,523,980
  Current portion of notes payable   3,318,524       3,318,524
  Accrued expenses                   1,277,009       1,168,652
  Deferred income taxes                946,176       1,038,727
  Due to profit sharing                      -         284,649
  Other current liabilities            777,330         770,721
                                  ____________    ____________
       Total current liabilities     8,852,506       9,543,009

Deferred revenue                             -         113,532
Notes payable                       55,101,100      52,657,508
Deferred income taxes                9,847,461       9,727,889
Deferred retirement benefits           209,766         119,247
Other non-current liability          3,785,418       3,640,593
Donation payable                     2,917,819       2,890,423
                                  ____________    ____________

          Total liabilities         80,714,070      78,692,201
                                  ____________    ____________
       STOCKHOLDERS' EQUITY

Common stock                      $  7,104,906    $  7,080,344
Additional paid in capital           2,284,539       1,715,616
Accumulated other comprehensive loss  (221,036)       (432,577)
Retained earnings                  102,629,772     104,854,116
                                  ____________    ____________

     Total stockholders' equity    111,798,181     113,217,499
                                  ____________    ____________
     Total liabilities and
       stockholders' equit        $192,512,251    $191,909,700
                                  ____________    ____________
                                  ____________    ____________

See accompanying Notes to Condensed Consolidated Financial
Statements.

                                      ALICO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (See Accountants' Review Report)
                                                                Accumulated
                                   Common Stock                    Other     Additional
                                Shares                 Retained Comprehensive Paid in
                                Issued      Amount     Earnings    Income     Capital       Total
                              _________  __________  ___________   _______   __________ ____________
Balances,
August 31, 2001               7,044,513  $7,044,513 $104,378,151 $  871,077   $331,617  $112,625,358
_______________

Comprehensive income:
  Net income for the year
    ended August 31, 2002           -           -      7,535,005        -         -        7,535,005
  Unrealized losses on
    securities, net of taxes
    and reclassification adjustment -           -            -   (1,303,654)      -       (1,303,654)
                                                                                         ___________
      Total comprehensive income: 						                6,231,351
Dividends paid                      -           -     (7,059,040)       -         -       (7,059,040)
Stock options exercised          35,831       35,831         -          -      493,197       529,028
Stock based compensation            -           -            -          -      890,802       890,802
                              _________  __________  ___________   ________             ____________

Balances,
August 31, 2002               7,080,344  $7,080,344 $104,854,116 $(432,577) $1,715,616  $113,217,499
_______________

Comprehensive income:
  Net income for the three months
    ended November 30, 2002         -           -        258,238        -         -          258,238  Unrealized gains on
    securities, net of taxes
    and reclassification adjustment -           -            -      211,541       -          211,541
                                                                                         ___________
      Total comprehensive income:						                  469,779
Dividends paid                      -           -     (2,482,582)       -         -       (2,482,582)
Stock options exercised          24,562      24,562          -          -      359,178       383,740
Stock based compensation            -           -            -          -      209,745       209,745
                              _________  __________  ___________   ________              ___________

Balances,
November 30, 2002 (Unaudited) 7,104,906  $7,104,906 $102,629,772 $ (221,036)$2,284,539  $111,798,181
                              _________  __________  ___________   ________              ___________
                              _________  __________  ___________   ________              ___________


                                                      November 30,    August 31,
2002           2002
Disclosure of reclassification amount:       	 _(Unaudited)  ___________
  Unrealized holding gains (losses)
      arising during the period 	                 $ 393,717    $(1,774,892)
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				                   182,176       (471,238)
                                                       _________     __________

        Net unrealized gains (losses) on securities    $ 211,541    $(1,303,654)
                                                       _________     __________
                                                       _________     __________

See accompanying Notes to Condensed Consolidated Financial Statements.










































                   ALICO, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited - See Accountants' Review Report)


                               Three Months Ended November 30,
                                      2002             2001
                               _______________________________

Cash flows from operating
 activities:

  Net income                          $   258,238   $3,003,652
  Adjustments to reconcile net income
   to cash provided from (used for)
   operating activities:
    Depreciation and amortization       1,685,464    1,770,604
       Net decrease in current assets
         and liabilities                  532,442   (1,337,086)
       Deferred income taxes               27,021     (517,241)
       Gain on sales of real estate      (466,218)  (2,785,108)
       Stock options granted below
          fair market value               209,745      222,714
       Other                              119,922       20,076
                                       __________   __________
         Net cash provided from
           operating activities         2,366,614      377,611
                                       __________   __________


Cash flows used for investing
 activities:
  Purchases of property and equipment  (2,270,444)  (2,176,516)
  Proceeds from sales of real estate      541,027    1,113,702
  Proceeds from sales of
    property and equipment                156,640      185,662
  Purchases of marketable securities     (814,251)  (1,042,966)
  Proceeds from sales of
    marketable securities               2,195,312    1,417,338
  Notes receivable collections
    (additions)                             4,351      (21,756)
                                       __________   __________
         Net cash used for
           investing activities          (187,365)    (524,536)
                                       __________   __________


Cash flows used for financing
 activities:
  Repayment of bank loan               (6,683,990)  (7,271,853)
  Proceeds from bank loan               9,127,582   16,696,173
  Proceeds from exercising
   stock options                          383,740      267,584
  Dividends paid                       (2,482,582)  (7,059,040)
                                       __________   __________
         Net cash provided from
           financing activities           344,750    2,632,864
                                       __________   __________
         Net increase in cash and
           cash investments            $2,523,999   $2,485,939

Cash and cash investments:

  At the beginning of the period       10,139,659    6,225,088
                                       __________   __________

  At the end of the period             12,663,658    8,711,027
                                       __________   __________
                                       __________   __________

Supplemental disclosures of cash
 flow information:

     Cash paid for interest, net of
       amount capitalized              $  337,927   $  635,971
                                       __________   __________
                                       __________   __________

     Cash paid for income taxes        $        -   $  605,600
                                       __________   __________
                                       __________   __________


Non-cash investing and financing activities:

  Mortgage and notes receivable issued
   in exchange for land,
   less unamortized discount           $         -  $ 1,759,459
                                       ___________   __________
                                       ___________   __________

  Fair value adjustments to securities
   available for sale                  $  257,741   $    59,962
                                       __________    __________
                                       __________    __________


Income tax effect related to fair
   value adjustment                    $   46,200    $   22,563
                                       __________    __________
                                       __________    __________


  Reclassification of breeding herd
   to property & equipment             $  700,347    $  515,398
                                       __________    __________
                                       __________    __________

See accompanying Notes to Condensed Consolidated Financial
Statements.

                 ALICO, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (See Accountants' Review Report)
          (in thousands except for per share data)

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag) and Agri-Insurance Company, Ltd. (Agri),after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2002. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 2002 and the consolidated results of operations and cash flows for the three months ended November 30, 2002 and 2001.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $193 in 2002 and $186 in 2001. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2001 have been reclassified to conform to the 2002 presentation.

2.  Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales.
The balances at November 30, 2002 and August 31, 2002 are as follows:

                                November 30,         August 31,
                                   2002                 2002
                                (Unaudited)
                                   ________           ________
Mortgage notes receivable
   on retail land sales            $    194           $    193
Mortgage notes receivable
   on bulk land sales                 4,926              4,926
Other notes receivable                   20                 25
                                   ________           ________

Total mortgage notes receivable    $  5,140           $  5,144
Less current portion                  2,451              2,451
                                   ________           ________

   Non-current portion             $  2,689           $  2,693
                                   ________           ________
                                   ________           ________

4. Inventories:

A summary of the Company's inventories is shown below:

                                November 30,         August 31,
                                   2002                 2002
                                (Unaudited)
                                   ________          _________
Unharvested fruit crop on trees    $  9,856          $   8,599
Unharvested sugarcane                 5,103              5,274
Beef cattle                           6,722              7,507
Sod                                     396                292
                                   ________          _________

     Total inventories             $ 22,077          $  21,672
                                   ________          _________
                                   ________          _________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. At November 30, 2002, the Company had no open positions.

5.  Income taxes:

The provision for income taxes for the quarters ended
November 30, 2002 and 2001 is summarized as follows:

                                Three Months Ended November 30,
                                  2002                  2001
                              (Unaudited)          (Unaudited)
                                ______________________________
Current:
      Federal income tax          $      55         $      698
      State income tax                    9                119
                                 __________         __________

                                         64                817
                                 __________         __________

 Deferred:
      Federal income tax                 23               (468)
      State income tax                    4                (72)
                                 __________         __________

                                         27               (540)
                                 __________         __________
Total provision for
   income taxes                  $       91         $      277
                                 __________         __________
                                 __________         __________

6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. Financing agreements allowing the Company to borrow up to $41 million are due in 2004, and up to $3 million which is due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10 million to be paid in equal principal installments over five years with interest to be paid quarterly. The outstanding debt under these agreements was $43.8 million and $41.0 million at November 30 and at August 31, 2002 respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt at November 30, 2002 and August 31, 2002 was $55.1 million and $52.7 million respectively.

Maturities of the indebtedness of the Company over the next five years are as follows : 2003- $3,319; 2004- $37,085;
2005- $3,315; 2006- $3,312; 2007- $3,315; and $8,074 there-
after.

Interest cost expensed and capitalized during the three months ended November 30, 2002 and 2001 was as follows:

                                      2002                2001
                                  ________            ________

     Interest expensed            $    541            $    514
     Interest capitalized               60                  51
                                  ________            ________

         Total interest cost      $    601            $    565
                                  ________            ________
                                  ________            ________

7.  Other non-current liability:

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico's goal included not only prefunding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those assets by Agri, management has decided to record a contingent liability, providing for potential differences in the tax treatment of sales of Agri's assets. Management's decision has been influenced by perceived changes in the regulatory environment.

8.  Dividends:

On October 11, 2002 the Company declared a year-end dividend of $.35 per share, which was paid on October 25, 2002.

9.  Disclosures about reportable segments:

Alico, Inc. has three reportable segments: citrus, sugarcane, and ranching. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

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

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2002:
              ________________________________________________
                                                        Consol
                Citrus  Sugarcane   Ranch     Other*     Total
              ________________________________________________

Revenue       $  1,621     2,748     2,118     1,768     8,255
Costs and
  expenses       1,581     2,224     2,214     1,887     7,906
Depreciation and
  amortization     593       592       364       136     1,685

Segment
  profit (loss)     40       524       (96)     (119)      349

Segment assets  53,388    50,461    24,169    64,494   192,512

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2001:
              ________________________________________________
                                                        Consol
                Citrus  Sugarcane    Ranch    Other*     Total
              ________________________________________________


Revenue       $  1,506     2,255     3,590     4,198    11,549
Costs and
  expenses       1,485     1,855     3,011     1,917     8,268
Depreciation and
  amortization     604       660       381       126     1,771

Segment profit      21       400       579     2,281     3,281

Segment assets  54,749    53,042    20,372    54,096   182,259

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

                                                  Weighted
                                  Weighted         average
                                   average        remaining
                                  exercise       contractual
                       Options     price       Life (in years)
                       _______   _________     _______________
Balance outstanding,
August 31, 2000         49,742    $14.62             8

Granted                 51,074     14.62       _______________
Exercised               16,686     14.62       _______________
                       _______   _________
Balance outstanding,
August 31, 2001         84,130     14.62             9
                                               _______________
Granted                 69,598     15.68       _______________
Exercised               35,831     14.76
                       _______   _________

Balance outstanding,
August 31, 2002        117,897     15.20             8
                                               _______________
Granted                 67,280     15.68       _______________
Exercised               24,562     15.62
                       _______   _________
Balance outstanding,
November 30, 2002      160,615     15.34
                       _______   _________
                       _______   _________

On November 30, 2002, there were 160,615 shares exercisable and 412,306 shares available for grant.

11. Future Application of Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the plan commitment date. An exit or disposal activity is defined as including the sale or termination of a line of business, the closure of a business in a particular location, the relocation of a business, change in management structure or a fundamental reorganization that affects the nature and focus of operations. The Statement is effective for any exit or disposal activities that are initiated after December 31, 2002.

The adoption of this statement is not expected to have any impact on the financial position or results of operations of the Company.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $56.9 million at November 30, 2002, up from $56.7 million at August 31, 2002. As of November 30, 2002, the Company had cash and cash investments of $12.7 million compared to $10.1 million at August 31, 2002.
Marketable securities decreased to $20.3 million from $21.4 million during the same period. The ratio of current assets to current liabilities increased to 7.44 to 1 at November 30, 2002 up from 6.94 to 1 at August 31, 2002. Total assets increased by $600 thousand to $192.5 million at November 30, 2002, compared to $191.9 million at August 31, 2002.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $10.2 million was available for the Company's general use at November 30, 2002 (see Note 6 to consolidated financial statements).

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 2002 decreased by $2.7 million when compared to the first quarter of the prior year. This was primarily due to a decrease in earnings from land sales for the quarter ended November 30, 2002 when compared to the quarter ended November 30, 2001 ($450 thousand vs. $2.8 million during the first three months of fiscal 2003 and 2002, respectively).

Income from operations decreased to $19 thousand for the first quarter of fiscal 2003 from $368 thousand for the first quarter of fiscal 2002. The decline was primarily due to a decrease in earnings from agricultural operations. Specifically, ranch earnings are down compared to the same period a year ago.

Citrus
______

Citrus earnings were $40 thousand for the first quarter of fiscal 2003 as compared to $21 thousand during the first quarter of fiscal 2002. Recognition of revenue from the prior year's crop totaled $193 thousand in fiscal 2003 vs. $186 thousand in the first quarter of fiscal 2002 (see Note 1 to Condensed Consolidated Financial Statements). While it is too early in the harvest cycle to evaluate current year financial results for this division, citrus yields are expected to be lower in fiscal 2003, when compared to fiscal 2002. The anticipated production decline is primarily the result of disease damage in prior years.

Sugarcane
_________

Sugarcane earnings were $524 thousand for the first quarter of fiscal 2003, an increase of $124 thousand over the $400 thousand earnings during the first quarter of fiscal 2002. More acres were harvested during the first quarter of fiscal 2003 than fiscal 2002. This difference is largely due to the timing of the harvest.

Ranching
________

Ranch earnings decreased during the first quarter of 2003 when compared to the same period a year ago (($96 thousand) vs.
$579 thousand for the three months ended November 30, 2002 and 2001, respectively). The number of cattle sold decreased by 40% during the first quarter of fiscal 2003 compared to the same period in 2002. Additionally, costs per head increased over the prior year due to increased costs of ad valorem taxes, depreciation, pasture cultivation and feed costs.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. At November 30, 2002, there were sales contracts for over 5,230 acres at various stages in the due diligence process with potential closing dates varying from a few months to two years. Potential revenues from the contracts, if closed, total $147.5 million with terms varying from cash at closing to ten year mortgage terms.

In Polk County, real estate activities include an option for the sale of 267 acres for $618 thousand. In Hendry County, sales contracts for 514 acres total $669 thousand.

In July 2000, the Company formed Agri-Insurance Company, Ltd.
(Agri)a wholly owned subsidiary. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. Additionally, the insurance company will have access to reinsurance markets, otherwise inaccessible. The Federal Crop Insurance Program provides coverage for certain perils e.g. freeze damage, windstorm, disease, etc. However, the current Federal Crop Insurance Program does not provide business interruption coverage. The coverages currently underwritten by Agri will indemnify the insured for a loss of their revenue stream resulting from a catastrophic event that would cause a grove to be replanted. The insurance market is bifurcated into insurers and reinsurers. Reinsurers provide wholesale insurance coverage to the industry. Some specialized reinsurers will only deal with insurance companies. As a result, the only way to access the wholesale insurance market is through the formation of a captive insurance company. Reinsurers provide greater insurance coverage flexibility than can be found in the primary insurance market.

Agri is in a relatively early stage of financial development. Therefore, it would be difficult, if not impossible, to speculate about the impact it could have on our financial position, results of operations and liquidity in future periods. Since future coverages that will be written, as liquidity is generated, will be primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.
To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001.
Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during Fiscal 2001, 2002 and 2003.
In August 2002, Agri began insuring all of Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs.

As discussed above and in Note 7 to the Condensed Consolidated Financial Statements, Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the subsequent sales of those assets by Agri, management has decided to record a contingent liability, providing for potential differences in the tax treatment of certain sales of Agri's assets. Management's decision has been influenced by perceived changes in the regulatory environment.

During November 2001, Agri began to close on a 2,500 acres, $30 .0 million sale, of which 40 acres were transferred in November 2001 and 1,744 acres were transferred by the end of December 2001. However, upon mutual consent, 323 acres, representing $9.6 million were released from the contract and retained by Agri for sale at a future date. The remaining 393 acres are expected to be transferred by the end of fiscal 2003. The profits from portions of this transaction, that have closed, are included in the fiscal 2002 statement of operations under profit on sales of real estate.

During January 2002, Agri acquired 40 acres of Lee County,
Florida property for $9.5 million. The property is located near one of the interstate highway access ramps to Florida Gulf
Coast University and the Southwest Florida International
Airport.

In December 2001, the Company agreed to donate $5.0 million to Florida Gulf Coast University for a new athletic complex, scholarships and athletic programs. The agreement called for $1.0 million to be donated in fiscal 2002, and $800 thousand to be donated each year over the next five years. The entire donation was accrued and included in general and administrative expenses in the fiscal 2002 statement of operations.

Critical Accounting Policies and Estimates
__________________________________________

The preparation of the Company's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements are discussed below.

Alico records inventory at the lower of cost or market.
Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $193 thousand during fiscal 2003 and $185 thousand in 2002.

In accordance with Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives", the cost of growing crops (citrus and sugarcane) are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as cost of sales to provide an appropriate matching of costs incurred with the related revenue earned.

Cautionary Statement
____________________

Readers should note, in particular, that this Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe","estimate", "may", "intend" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs.

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

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk

No changes

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                                     FORM 10-Q

                        PART II.  OTHER INFORMATION

ITEMS 1-5 have been emitted as there are no items to report during this interim period.


ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         Exhibit 11.  Computation of Weighted Average Shares
                      Outstanding at November 30, 2002.

         Exhibit 99.  Accountant's Report.

         Exhibit 99.1 Certifications.

    (b)  Reports on Form 8-K.

         December 6, 2002
         December 9, 2002


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALICO, INC.
                                          (Registrant)


January 14, 2003                       W. Bernard Lester
Date                                   President
                                       Chief Operating Officer
                                       (Signature)

January 14, 2003                       L. Craig Simmons
Date                                   Vice President
                                       Chief Financial Officer
                                       (Signature)

January 14, 2003                       Patrick W. Murphy
Date                                   Controller
                                       (Signature)

                                                    EXHIBIT 11

                              ALICO, INC.



Computation of Weighted Average Shares Outstanding and basic earnings per share as of November 30, 2002:


                         Outstanding                 Total
Date         Days         Shares               (days X shares)

09/01/02       2          7,080,344                 14,160,688
09/03/02       1          7,083,592                  7,083,592
09/04/02       1          7,089,392                  7,089,392
09/05/02       1          7,089,562                  7,089,562
09/06/02       3          7,090,492                 21,271,476
09/09/02      46          7,093,092                326,282,232
10/25/02       4          7,095,092                 28,380,368
10/29/02       2          7,100,406                 14,200,812
10/31/02       4          7,101,706                 28,406,824
11/04/02       1          7,102,106                  7,102,106
11/05/02      26          7,104,906                184,727,556
           _____                                   ___________

Total         91                                   645,794,608
           _____                                   ___________
           _____                                   ___________



Average outstanding shares
 (Total weight / days)                               7,096,644
                                                   ___________
                                                   ___________

Net income for the three months
 ended November 30, 2002                           $   258,238
                                                   ___________
                                                   ___________

Earnings per share

(Net income / Average outstanding shares)                 $.04
                                                   ___________
                                                   ___________

EXHIBIT 99
                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________
The Stockholders and Board of Directors Alico, Inc.:

We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of November 30, 2002, and the related condensed consolidated statements of operations for the three month periods ended November 30, 2002 and 2001, the con-densed consolidated statements of stockholders' equity for the three month period ended November 30, 2002,and the condensed consolidated statements of cash flows for the three month periods ended November 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards establi-shed by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and ac-counting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modi-fications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 8, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2002, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                     /s/ KPMG LLP
Orlando, Florida
January 4, 2003

CERTIFICATION

I, Ben Hill Griffin, III certify that;

1. I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this quarterly report;
4. Alico's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alico and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Alico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Alico's other certifying officer and I have disclosed, based on our most recent evaluation to Alico's auditors and audit committee of Alico's Board of Directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alico's ability to record, process, summarize and report financial data and have identified for Alico's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alico's internal controls; and

6. Alico's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: ________________              /S/ BEN HILL GRIFFIN, III
                                     Ben Hill Griffin, III
                                     Chairman and Chief
                                     Executive Officer

CERTIFICATION

I, L. Craig Simmons certify that;

1. I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this quarterly report;
4. Alico's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alico and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Alico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Alico's other certifying officer and I have disclosed, based on our most recent evaluation to Alico's auditors and audit committee of Alico's Board of Directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alico's ability to record, process, summarize and report financial data and have identified for Alico's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alico's internal controls; and

6. Alico's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: ________________              /S/ L. CRAIG SIMMONS
                                     L. Craig Simmons
                                     Vice President and
                                     Chief Financial Office