Form 10-Q
period 2003-02-28
ALICO INC
filed 2003-04-11
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 2003.

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

                           Yes  X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes  X          No

There were 7,109,595 shares of common stock, par value $1.00 per share, outstanding at April 11, 2003.

                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                ALICO, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited - See Accountants' Review Report)

                                 Three months ended February 28, Six months ended February 28,
                                      2003           2002             2003           2002
                                  _____________  _____________    _____________  ______________
Revenue:
     Citrus                       $ 9,773,993    $ 7,688,526      $ 11,394,691   $   9,194,524
     Sugarcane                      5,212,007      6,978,177         7,960,223       9,233,440
     Ranch                          1,145,629      2,012,991         3,263,499       5,602,551
     Rock products
       and sand                       562,752        403,757         1,080,230         858,554
     Oil lease and
       land rentals                   288,950        169,565           535,265         338,990
     Forest products                   77,654         37,096           127,612         141,580
     Retail land sales                 31,953              -           115,850          39,450
                                   ___________    __________       ___________     ___________

       Total revenue               17,092,938     17,290,112        24,477,370      25,409,089
                                  ___________    ___________      ____________    ____________
Cost of sales:
     Citrus production,
       harvesting and
       marketing                    9,404,744      7,348,174        10,985,165       8,833,231
     Sugarcane production
       and harvesting               4,061,809      5,497,042         6,285,902       7,351,884
     Ranch                          1,024,790      1,857,346         3,238,569       4,867,789
     Retail land sales                 30,378         12,884            99,092          46,566
                                   ___________    __________       ___________     ___________

       Total cost of sales         14,521,721     14,715,446        20,608,728      21,099,470
                                   ___________    __________       ___________     ___________

         Gross Profit               2,571,217      2,574,666         3,868,642       4,309,619

General and administration
   expenses                         1,368,777      5,874,340         2,646,912       7,240,980
                                   ___________    __________       ___________     ___________

     Income (loss) from operations  1,202,440     (3,299,674)        1,221,730      (2,931,361)

Other income (expense):
     Profit on sales of real
       estate                         102,271      8,547,447           553,306      11,326,787
     Interest and
       investment income              244,864        336,087           520,927         833,566
     Interest expense                (483,234)      (531,376)       (1,024,003)     (1,045,619)
     Other                             13,137        (41,801)          156,818         107,925
                                   ___________    ___________      ____________    ____________

      Total other income
       (expense),  net               (122,962)     8,310,357           207,048      11,222,659
                                   ___________    ___________      ____________    ____________

Income before income taxes          1,079,478      5,010,683         1,428,778       8,291,298
Provision for income taxes	        289,883        294,336           380,945         571,299
                                   ___________    ___________      ____________    ____________

Net income                        $   789,595    $ 4,716,347       $ 1,047,833    $  7,719,999
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________
Weighted average number of shares
  outstanding                       7,107,852      7,065,440         7,102,217       7,060,686
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________
Per share amounts:
     Basic                         $       .11    $       .67      $        .15    $      1.09
     Fully diluted                 $       .11    $       .66      $        .14    $      1.08
     Dividends                     $        -     $        -       $        .35    $      1.00

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                           February 28, 2003   August 31, 2002
                                           ___(Unaudited)_____________________
          ASSETS
Current assets:
     Cash and cash investments                 $ 12,760,030       $ 10,139,659
     Marketable securities                       19,985,413         21,417,046
     Accounts receivable                          9,416,871          9,460,834
     Mortgage and notes receivable                2,514,698          2,451,340
     Inventories                                 18,887,122         21,671,964
     Other current assets                           874,765          1,126,483
                                               ____________       ____________

          Total current assets                   64,438,899         66,267,326

Notes receivable, non-current                     2,652,873          2,693,186
Land held for development and sale               16,606,704         16,786,717
Investments                                         885,614            908,049
Property, buildings and equipment               144,479,051        142,354,775
Less:  Accumulated depreciation                 (38,426,285)       (37,100,353)
                                               ____________       ____________

          Total assets                         $190,636,856       $191,909,700
                                               ____________       ____________
                                               ____________       ____________


                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                         February 28, 2003     August 31, 2002
        LIABILITIES                      ___(Unaudited)_______________________
Current liabilities:
     Accounts payable                       $  2,286,044          $  1,437,756
     Accrued ad valorem taxes                    388,094             1,523,980
     Current portion of notes payable          3,318,524             3,318,524
     Accrued expenses                          1,260,003             1,168,652
     Deferred income taxes                       706,262             1,038,727
     Due to profit sharing                             -               284,649
     Current portion of donation payable         698,430               770,721
                                            ____________          ____________

          Total current liabilities            8,657,357             9,543,009

Deferred revenue                                 123,644               113,532

Notes payable                                 53,406,692            52,657,508

Deferred income taxes                          9,784,843             9,727,889

Deferred retirement benefits                     333,974               119,247

Other non-current liability                    3,797,797             3,640,593

Donation payable                               2,228,623             2,890,423
                                            ____________          ____________

          Total liabilities                   78,332,930            78,692,201
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,109,595          $  7,080,344

Additional paid in capital                     2,559,473             1,715,616

Accumulated other comprehensive loss            (784,509)             (432,577)

Retained earnings                            103,419,367           104,854,116
                                            ____________          ____________

     Total stockholders' equity              112,303,926           113,217,499
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $190,636,856          $191,909,700
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      ALICO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (See Accountants' Review Report)
                                                                Accumulated
                                   Common Stock                    Other     Additional
                                Shares                 Retained Comprehensive Paid in
                                Issued      Amount     Earnings    Income     Capital       Total
                                                                   (loss)
                              _________  __________  ___________   _______   __________ ____________
Balances,
August 31, 2001               7,044,513  $7,044,513 $104,378,151 $  871,077   $331,617  $112,625,358
_______________

Comprehensive income:
  Net income for the year
    ended August 31, 2002           -           -      7,535,005        -         -        7,535,005
  Unrealized losses on
    securities, net of taxes
    and reclassification adjustment -           -            -   (1,303,654)      -       (1,303,654)
                                                                                         ___________
      Total comprehensive income: 						                6,231,351
Dividends paid                      -           -     (7,059,040)       -         -       (7,059,040)
Stock options exercised          35,831       35,831         -          -      493,197       529,028
Stock based compensation            -           -            -          -      890,802       890,802
                              _________  __________  ___________   ________             ____________

Balances,
August 31, 2002               7,080,344  $7,080,344 $104,854,116 $(432,577) $1,715,616  $113,217,499
_______________

Comprehensive income:
  Net income for the six months
    ended February 28, 2003         -           -      1,047,833        -         -        1,047,833  Unrealized losses on
    securities, net of taxes
    and reclassification adjustment -           -            -     (351,932)      -         (351,932)
                                                                                         ___________
      Total comprehensive income:						                  695,901
Dividends paid                      -           -     (2,482,582)       -         -       (2,482,582)
Stock options exercised          29,251      29,251          -          -      424,366       453,617
Stock based compensation            -           -            -          -      419,491       419,491
                              _________  __________  ___________   ________              ___________

Balances,
February 28, 2003 (Unaudited) 7,109,595  $7,109,595 $103,419,367 $ (784,509)$2,559,473  $112,303,926
                              _________  __________  ___________   ________              ___________
                              _________  __________  ___________   ________              ___________


                                                      February 28,    August 31,
2003           2002
Disclosure of reclassification amount:         	 _(Unaudited)  ___________
  Unrealized holding losses
      arising during the period 	                 $(552,756)   $(1,774,892)
  Less: reclassification adjustment
      for losses included in net
      income  				                  (200,824)      (471,238)
                                                       _________     __________

        Net unrealized losses on securities            $(351,932)   $(1,303,654)
                                                       _________     __________
                                                       _________     __________

See accompanying Notes to Condensed Consolidated Financial Statements.








ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Review Report)

                                                Six Months Ended February 28,
                                                      2003             2002
                                                 _______________________________
Cash flows from operating activities:
     Net income                                   $ 1,047,833       $7,719,999
     Adjustments to reconcile net income to cash
       provided from operating activities:
          Depreciation and amortization             3,399,991        3,544,473
          Net decrease in current assets
            and liabilities                         1,853,703        1,848,383
          Deferred income taxes                      (275,511)         216,124
          Gain on sales of real estate               (570,064)     (11,319,671)
          Stock options granted below fair
             market value                             419,491          445,428
          Other                                       776,388          738,073
          Donation accrual                                  -        3,581,800
                                                   __________       __________
            Net cash provided from
              operating activities                  6,651,831        6,774,609
                                                   __________       __________
Cash flows used for investing activities:

     Purchases of property and equipment           (4,719,689)     (15,009,473)
     Proceeds from sales of real estate               773,235       12,802,198
     Proceeds from sales of property and equipment    358,717          367,896
     Purchases of marketable securities            (1,766,733)      (3,540,773)
     Proceeds from sales of marketable securities   2,625,836        2,553,615
     Notes receivable collections (additions)         (23,045)         (23,054)
                                                   __________       __________
            Net cash used for
              investing activities                 (2,751,679)      (2,849,591)
                                                   __________       __________
Cash flows used for financing activities:

     Repayment of bank loan                       (16,763,398)     (25,690,326)
     Proceeds from bank loan                       17,512,582       31,153,165
     Proceeds from exercising stock options           453,617          374,193
     Dividends paid                                (2,482,582)      (7,059,039)
                                                   __________       __________
            Net cash used for
              financing activities                 (1,279,781)      (1,222,007)
                                                   __________       __________
            Net increase in cash and
              cash investments                     $2,620,371       $2,703,011

Cash and cash investments

     At the beginning of year                      10,139,659        6,225,088
                                                   __________       __________

     At end of period                              12,760,030        8,928,099
                                                   __________       __________
                                                   __________       __________
Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $  922,211       $1,202,643
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $        -       $  925,600
                                                   __________       __________
                                                   __________       __________









Non-cash investing and financing activities:

     Mortgage and notes receivable issued in exchange
       for land, less unamortized discount        $    51,080      $ 1,759,459
                                                  ___________       __________
                                                  ___________       __________

     Fair value adjustments to securities
       available for sale                          $ (552,756)      $ (330,704)
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $ (200,824)      $  116,329
                                                   __________       __________
                                                   __________       __________
     Reclassification of breeding herd
       to property & equipment                     $  700,347       $  515,398
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended
August 31, 2002. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 2003 and the consolidated results of operations and cash flows for the three and six month periods ended February 28, 2003 and 2002.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $196 in 2003 and $186 in 2002. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2002 have been reclassified to conform to the 2003 presentation.

2.  Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances (in thousands) at February 28, 2003 and August 31, 2002 are as follows:

                                         February 28,         August 31,
2003               2002
                                         (Unaudited)
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $        198         $      193
    Mortgage notes receivable
       on bulk land sales                       4,950              4,926
    Other notes receivable                         20                 25
                                         ____________         __________

    Total mortgage notes receivable      $      5,168         $    5,144
    Less current portion                        2,515              2,451
                                         ____________         __________

       Non-current portion               $      2,653         $    2,693
                                         ____________         __________
                                         ____________         __________



4. Inventories:

A summary of the Company's inventories is shown below:

                                         February 28,         August 31,
2003               2002
                                         (Unaudited)
                                         ____________        ___________
    Unharvested fruit crop on trees      $      7,308        $     8,599
    Unharvested sugarcane                       3,276              5,274
    Beef cattle                                 7,827              7,507
    Sod                                           476                292
                                         ____________        ___________

         Total inventories               $     18,887        $    21,672
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements are deferred, with the cost of the related cattle being adjusted when the contracts are settled. At February 28, 2003, the Company had 11 contracts with a combined fair market value of $83.

5.  Income taxes:

The provision for income taxes for the quarters and six months ended February 28, 2003 and February 28, 2002 is summarized as follows:

                    Three months ended February 28, Six months ended February 28,
                         2003          2002             2003           2002
                    _____________  _____________    _____________  ______________
Current:
Federal income tax     $      248     $    (389)       $      303     $      308
State income tax               23           (73)               32             47
                    _____________  _____________    _____________  ______________

                              271          (462)              335            355
                    _____________  _____________    _____________  ______________

Deferred:
Federal income tax             19          622                42            154
State income tax                -          134                 4             62
                    _____________  _____________    _____________  ______________

                               19          756                46            216
                    _____________  _____________    _____________  ______________
Total provision for
      income taxes      $     290   $      294        $      381     $      571
                    _____________  _____________    _____________  ______________
                    _____________  _____________    _____________  ______________


6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. Financing agreements allowing the Company to borrow up to $41 million are due in 2004, and up to $3 million which is due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10 million to be paid in equal principal installments over five years with interest to be paid quarterly. The outstanding debt under these agreements was $42.4 million and $41.0 million at February 28, 2003 and August 31, 2002 respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt at February 28, 2003 and August 31, 2002 was $53.4 million and $52.7 million respectively.

Maturities of the indebtedness of the Company over the next five years are as follows : 2003- $3,319; 2004- $37,711; 2005- $3,311;
2006- $3,311; 2007- $1,315; and $7,758 thereafter.

Interest cost expensed and capitalized during the six months ended February 28, 2003 and 2002 was as follows:

                                      2003                2002
                                    ________            ________

          Interest expensed         $  1,024          $    1,046
          Interest capitalized           123                 129
                                    ________            ________

              Total interest cost   $  1,147          $    1,175
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

The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2003:
              ____________________________________________________________
                                                                Consolidated
                   Citrus    Sugarcane    Ranch         Other*      Total
              ____________________________________________________________

Revenue       $      11,395       7,960       3,263       3,090       25,708
Costs and
  expenses           10,985       6,286       3,239       3,770       24,280
Depreciation and
  amortization        1,179       1,215         766         240        3,400

Segment profit (loss)   410       1,674          24        (680)       1,428

Segment assets       52,676      48,013      24,934      65,014      190,637


The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2002:
              ____________________________________________________________
                                                                 Consolidated
                     Citrus    Sugarcane      Ranch      Other*      Total
              ____________________________________________________________


Revenue     $         9,195       9,233       5,603      13,646       37,677
Costs and
  expenses            8,833       7,352       4,868       8,333       29,386
Depreciation and
  amortization        1,203       1,340         755         246        3,544

Segment profit          362       1,881         735       5,313        8,291

Segment assets       56,168      53,447      21,698      56,331      187,644

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

                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                               Options          price       Life (in years)
                               _______        _________     _______________
     Balance outstanding,
     August 31, 2000            49,692         $14.62             6

     Granted                    51,074          14.62       _______________
     Exercised                  16,686          14.62       _______________
                               _______        _________
     Balance outstanding,
     August 31, 2001            84,080          14.62             9
                                                            _______________
     Granted                    69,598          15.68       _______________
     Exercised                  35,831          14.76
                               _______        _________

     Balance outstanding,
     August 31, 2002           117,847          15.20            10
                                                            _______________
     Granted                    67,280          15.68       _______________
     Exercised                  29,251          15.68
                               _______        _________
     Balance outstanding,
     February 28, 2003         155,876          15.35
                               _______        _________
                               _______        _________

On February 28, 2003, there were 155,876 shares exercisable and 412,356 shares available for grant.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurements provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. Interpretation No. 45 was adopted in December of fiscal 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The adoption of these statements are not expected to have any impact on the financial position or results of operations of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $55.8 million at February 28, 2003, down from $56.7 million at August 31, 2002. As of February 28, 2003, the Company had cash and cash investments of $12.8 million compared to $10.1 million at August 31, 2002. Marketable securities decreased to $20.0 million from $21.4 million during the same period. The ratio of current assets to current liabilities increased to 7.44 to 1 at February 28, 2003 up from 6.94 to 1 at August 31, 2002. Total assets decreased by $1.3 million to $190.6 million at February 28, 2003, compared to $191.9 million at August 31, 2002.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $11.6 million was available for the Company's general use at February 28, 2003 (see Note 6 to condensed consolidated financial statements).





RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the six months ending February 28, 2003 decreased by $6.7 million when compared to the first six months of the prior year. This was primarily due to a decrease in earnings from real estate sales for the six months ended February 28, 2003 when compared to the six months ended
February 28, 2002 ($0.6 million vs. $11.3 million during the first six months of fiscal 2003 and 2002, respectively).

Income from operations increased to $1.2 million for the first six months of fiscal 2003, compared to a $2.9 million loss for the first six months of fiscal 2002. The increase was largely due to a decrease in general and administrative expenses as a donation of $5.0 million was accrued at its net present value and charged against earnings in the second quarter of the prior fiscal year.

Earnings from agricultural activities decreased from the prior year ($1.6 million vs. $2.0 million for the second quarter, and $2.1 million vs. $3.0 million during the first six months of fiscal 2003 and 2002, respectively).

Citrus
______

Citrus earnings were $369 thousand and $340 thousand for the second quarter, and $410 thousand and $362 thousand for the first six months of fiscal 2003 and fiscal 2002, respectively. While it is too early in the harvest cycle to evaluate current year financial results for this division, citrus yields are expected to be lower in fiscal 2003, when compared to fiscal 2002. The anticipated production decline is primarily the result of disease damage incurred in prior years.

Sugarcane
_________

Sugarcane earnings were $1.2 and $1.5 million for the second quarter of fiscal 2003, and fiscal 2002, respectively. Sugarcane earnings were $1.7 million vs. $1.9 million for the first six months of fiscal 2003 and fiscal 2002, respectively. Less acres were harvested during the first six months of fiscal 2003 than fiscal 2002. This difference is largely due to the timing of the harvest.

Ranching
________

Ranch earnings were $121 thousand and $156 thousand during the second quarter of 2003 and 2002, respectively. Ranch earnings were $25 thousand vs. $735 thousand for the six months ended February 28, 2003 and 2002, respectively. The number of cattle sold decreased by 38% during the first six months of fiscal 2003 compared to the same period in 2002. Additionally, costs per head increased over the prior year due to increased costs of ad valorem taxes, depreciation, pasture cultivation and feed costs.




General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. At February 28, 2003, there were sales contracts for all of the Lee County, Florida property (approximately 6,200 acres) at various stages in the due diligence process with potential closing dates varying from a few months to two years. Potential revenues from the contracts, if closed, total $197.5 million with terms varying from cash at closing to ten year mortgage terms.

In Polk County, real estate activities include an option for the sale of 267 acres for $618 thousand. In Hendry County, sales contracts for 514 acres total $669 thousand.

In July 2000, the Company formed Agri-Insurance Company, Ltd. (Agri)
a wholly owned subsidiary. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property from the Company to Agri. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. Additionally, the insurance company will have access to otherwise inaccessible reinsurance markets. The Federal Crop Insurance Program provides coverage for certain perils, e.g. freeze damage, windstorm, disease, etc. However, the current Federal Crop Insurance Program does not provide business interruption coverage. The coverages currently underwritten by Agri will indemnify the insured for a loss of their revenue stream resulting from a catastrophic event that would cause a grove to be replanted. The insurance market is bifurcated into insurers and reinsurers. Reinsurers provide wholesale insurance coverage to the industry. Some specialized reinsurers will only deal with insurance companies. As a result, the only way to access the wholesale insurance market is through the formation of a captive insurance
company.   Reinsurers provide greater insurance coverage flexibility than can be found in the primary insurance market.

Agri is in a relatively early stage of financial development. Therefore, it would be difficult, if not impossible, to speculate about the impact it could have on our financial position, results of operations and liquidity in future periods. Since future coverages that will be written, as liquidity is generated, will be primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during Fiscal 2001, 2002 and 2003. In August 2002, Agri began insuring all of Alico, Inc.'s citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs.

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

During November 2001, Agri began to close on a 2,500 acres, $30.0 million sale, of which 40 acres were transferred in November 2001 and 1,744 acres were transferred by the end of December 2001. However, upon mutual consent, 323 acres, representing $9.6 million were released from the contract and retained by Agri for sale at a future date. The remaining 393 acres are expected to be transferred by the end of fiscal 2003. The profits from portions of this transaction that have closed are included in the fiscal 2002 statement of operations under profit on sales of real estate.

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

Critical Accounting Policies and Estimates
__________________________________________

The preparation of the Company's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed below.

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

ITEM 6.  Exhibits and reports on Form 8-K.

 (a)  Exhibits:

      Exhibit 11.1 Computation of Weighted Average Shares Outstanding at February 28, 2003.

      Exhibit 99.1  Accountant's Report.

      Exhibit 99.2  Certifications pursuant to 18 U.S.C. 1350

 (b)  Reports on Form 8-K.

     December 6, 2002  Press release of annual meeting highlights
     December 9, 2002 Press release announcing land sale in Lee County, FL February 24, 2003 Announcement of enforceability of settlement agreement
     March 10, 2003    Press release announcing land sale in Lee County, FL
     March 25, 2003    Press release announcing land sale in Lee County, FL
     April 8, 2003     Settlement agreement update

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



April 14, 2003                            W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



April 14, 2003                            L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



April 14, 2003                            Patrick W. Murphy
Date                                      Controller
                                          (Signature)

CERTIFICATION



I, Ben Hill Griffin, III certify that;


1.  I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this quarterly report;
4. Alico's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alico and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Alico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Alico's other certifying officer and I have disclosed, based on our most recent evaluation to Alico's auditors and audit committee of Alico's Board of Directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alico's ability to record, process, summarize and report financial data and have identified for Alico's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alico's internal controls; and
6. Alico's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 11, 2003                            /S/ BEN HILL GRIFFIN, III
                                                 Ben Hill Griffin, III
                                                 Chairman and Chief
                                                 Executive Officer







CERTIFICATION



I, L. Craig Simmons certify that;


1.  I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this quarterly report;
4. Alico's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alico and we have:
d) designed such disclosure controls and procedures to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
e) evaluated the effectiveness of Alico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Alico's other certifying officer and I have disclosed, based on our most recent evaluation to Alico's auditors and audit committee of Alico's Board of Directors:
c) all significant deficiencies in the design or operation of internal controls which could adversely affect Alico's ability to record, process, summarize and report financial data and have identified for Alico's auditors any material weakness in internal controls; and
d) any fraud, whether or not material, that involves management or other employees who have a significant role in Alico's internal controls; and
6. Alico's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 11, 2003                            /S/ L. CRAIG SIMMONS
                                                 L. Craig Simmons
                                                 Vice President and
                                                 Chief Financial Officer


















Exhibit Index


Exhibit No.                  Description
___________                  ___________

11.1                        Computation of Weighted Average shares
                              Outstanding at February 28, 2003

99.1                        Accountant's Report dated April 2, 2003

99.2                        Certifications pursuant to 18 U.S.C 1350









































                                                EXHIBIT 11.1




                              ALICO, INC.

                                Outstanding
    Date              Days         Shares           Total (days X shares)

    12/01/02         22          7,104,906                156,307,932
    12/23/02         43          7,108,345                305,658,835
    02/04/03         25          7,109,595                177,739,875
                  _____                                 _____________

Total                90                                   639,706,642
                  _____                                 _____________
                  _____                                 _____________


Average outstanding shares (Total weight / days)            7,107,852
                                                          ___________
                                                          ___________


Net income for the three months ended February 28, 2003    $  789,595
                                                          ___________
                                                          ___________


Earnings per share (Net income/Average outstanding shares  $      .11
                                                          ___________
                                                          ___________



Computation of Weighted Average Shares Outstanding as of February 28, 2003:

                                Outstanding
    Date              Days         Shares           Total (days X shares)

    09/01/02          2          7,080,344                 14,160,688
    09/03/02          1          7,083,592                  7,083,592
    09/04/02          1          7,089,392                  7,089,392
    09/05/02          1          7,089,562                  7,089,562
    09/06/02          3          7,090,492                 21,271,476
    09/09/02         46          7,093,092                326,282,232
    10/25/02          4          7,095,092                 28,380,368
    10/29/02          2          7,100,406                 14,200,812
    10/31/02          4          7,101,706                 28,406,824
    11/04/02          1          7,102,106                  7,102,106
    11/05/02         48          7,104,906                341,035,488
    12/23/02         43          7,108,345                305,658,835
    02/04/03         25          7,109,595                177,739,875
                  _____                                 _____________

Total               181                                 1,285,501,250
                  _____                                 _____________
                  _____                                 _____________






Average outstanding shares (Total weight / days)            7,102,217
                                                          ___________
                                                          ___________


Net income for the six months ended February 28, 2003     $ 1,047,833
                                                          ___________
                                                          ___________

Earnings per share

(Net income / Average outstanding shares)                        $.15
                                                          ___________
                                                          ___________











































                                                        EXHIBIT 99.1



                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of February 28, 2003, and the related condensed consolidated statements of operations for the three and six month periods ended February 28, 2003 and 2002, the condensed consolidated statements of stockholders' equity for the six month period ended February 28, 2003, and the condensed consolidated statements of cash flows for the six month periods ended February 28, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                      /s/ KPMG LLP

Orlando, Florida
April 2, 2003

                                                        EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Alico, Inc. (the "Company") on Form 10-Q for the six months ended February 28, 2003 as filed with the Securities and Exchange Commission on April 11, 2003 (the "Form 10-Q"), I, Ben Hill Griffin, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 11, 2003

Ben Hill Griffin, III
Chief Executive Officer



































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Alico, Inc. (the "Company") on Form 10-Q for the six months ended February 28, 2003 as filed with the Securities and Exchange Commission on April 11, 2003 (the "Form 10-Q"), I,
L. Craig Simmons, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 11, 2003

L. Craig Simmons
Chief Financial Officer