Form 10-Q
period 2003-05-31
ALICO INC
filed 2003-07-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended May 31, 2003.

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

                           Yes  X          No

There were 7,109,595 shares of common stock, par value $1.00 per share, outstanding at July 14, 2003.

                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                      Item 1.  Financial Statements
ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - See Accountants' Review Report)

                                       Three Months Ended              Nine Months Ended
                                  May 31, 2003   May 31, 2002     May 31, 2003   May 31, 2002
                                  _____________  _____________    _____________  ______________
Revenue:
     Citrus                       $ 9,246,732    $ 9,889,128      $ 20,641,423   $  19,083,652
     Sugarcane                      4,977,091      1,882,782        12,937,314      11,116,222
     Ranch                          3,086,389      2,535,861         6,349,888       8,138,412
     Rock products
       and sand                       391,647        570,417         1,471,877       1,428,971
     Oil lease and
       land rentals                   154,702        308,233           689,967         647,223
     Forest products                   93,953        110,744           221,565         252,324
     Retail land sales                 36,650         49,100           152,500          88,550
                                   ___________    __________       ___________     ___________

       Total revenue               17,987,164     15,346,265        42,464,534      40,755,354
                                  ___________    ___________      ____________    ____________
Cost of sales:
     Citrus production,
       harvesting and
       marketing                    7,385,353      7,605,387        18,370,518      16,438,618
     Sugarcane production
       and harvesting               3,476,021      1,863,944         9,761,923       9,215,828
     Ranch                          2,658,250      2,433,630         5,896,819       7,301,419
     Retail land sales                 32,170         44,434           131,262          91,000
                                   ___________    __________       ___________     ___________

       Total cost of sales         13,551,794     11,947,395        34,160,522      33,046,865
                                   ___________    __________       ___________     ___________

         Gross Profit               4,435,370      3,398,870         8,304,012       7,708,489

General and administration
   expenses                         1,403,202      1,296,650         4,050,114       8,537,630
                                   ___________    __________       ___________     ___________

     Income (loss) from operations  3,032,168      2,102,220         4,253,898        (829,141)

Other income (expense):
     Profit on sales of real
       estate                         141,460        202,444           694,766      11,529,231
     Interest and
       investment income              228,805        403,478           749,732       1,237,044
     Interest expense                (517,561)      (682,486)       (1,541,564)     (1,728,105)
     Other                             62,815         (5,915)          219,633         102,010
                                   ___________    ___________      ____________    ____________

      Total other income
       (expense),  net                (84,481)       (82,479)          122,567      11,140,180
                                   ___________    ___________      ____________    ____________

Income before income taxes          2,947,687      2,019,741         4,376,465      10,311,039
Provision for income taxes	        882,224      1,588,437         1,263,169       2,159,736
                                   ___________    ___________      ____________    ____________

Net income                        $ 2,065,463    $   431,304       $ 3,113,296    $  8,151,303
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________
Weighted average number of shares
  outstanding                       7,109,595      7,073,385         7,104,703       7,066,932
                                   ___________    ___________      ____________    ____________
                                   ___________    ___________      ____________    ____________
Per share amounts:
     Basic                         $       .29    $       .06      $        .44    $      1.15
     Fully diluted                 $       .28    $       .06      $        .43    $      1.14
     Dividends                     $        -     $        -       $        .35    $      1.00

See accompanying Notes to Condensed Consolidated Financial Statements.


                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (See Accountants' Review Report)


                                             May 31, 2003      August 31, 2002
                                           ___(Unaudited)_____________________
          ASSETS
Current assets:
     Cash and cash investments                 $ 14,800,230       $ 10,139,659
     Marketable securities                       21,910,172         21,417,046
     Accounts receivable                         10,928,104          9,460,834
     Mortgage and notes receivable                2,435,727          2,451,340
     Inventories                                 17,249,098         21,671,964
     Other current assets                           806,695          1,126,483
                                               ____________       ____________

          Total current assets                   68,130,026         66,267,326

Notes receivable, non-current                     2,652,873          2,693,186
Land held for development and sale               17,112,367         16,786,717
Investments                                         876,791            908,049
Property, buildings and equipment               145,336,351        142,354,775
Less:  Accumulated depreciation                 (39,871,184)       (37,100,353)
                                               ____________       ____________

          Total assets                         $194,237,224       $191,909,700
                                               ____________       ____________
                                               ____________       ____________

























                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                (See Accountants' Review Report)
                                           (Continued)

                                            May 31, 2003       August 31, 2002
        LIABILITIES                      ___(Unaudited)_______________________
Current liabilities:
     Accounts payable                       $  1,374,915          $  1,437,756
     Accrued ad valorem taxes                  1,057,296             1,523,980
     Current portion of notes payable          3,318,524             3,318,524
     Accrued expenses                          1,134,582             1,168,652
     Income taxes payable                      1,150,544                     -
     Deferred income taxes                     1,474,030             1,038,727
     Due to profit sharing                             -               284,649
     Current portion of donation payable         735,366               770,721
                                            ____________          ____________

          Total current liabilities           10,245,257             9,543,009

Deferred revenue                                 110,538               113,532
Notes payable                                 51,641,285            52,657,508
Deferred income taxes                          9,690,637             9,727,889
Deferred retirement benefits                     475,380               119,247
Other non-current liability                    3,797,797             3,640,593
Donation payable                               2,219,388             2,890,423
                                            ____________          ____________

          Total liabilities                   78,180,282            78,692,201
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $  7,109,595          $  7,080,344

Additional paid in capital                     2,769,218             1,715,616

Accumulated other comprehensive income (loss)    693,298              (432,577)

Retained earnings                            105,484,831           104,854,116
                                            ____________          ____________

     Total stockholders' equity              116,056,942           113,217,499
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $194,237,224          $191,909,700
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      ALICO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (See Accountants Review Report)
                                                                Accumulated
                                   Common Stock                    Other     Additional
                                Shares                 Retained Comprehensive Paid in
                                Issued      Amount     Earnings    Income     Capital       Total
                                                                   (loss)
                              _________  __________  ___________   _______   __________ ____________
Balances,
August 31, 2001               7,044,513  $7,044,513 $104,378,151 $  871,077   $331,617  $112,625,358
_______________

Comprehensive income:
  Net income for the year
    ended August 31, 2002           -           -      7,535,005        -         -        7,535,005
  Unrealized losses on
    securities, net of taxes
    and reclassification adjustment -           -            -   (1,303,654)      -       (1,303,654)
                                                                                         ___________
      Total comprehensive income: 						                      6,231,351
Dividends paid                      -           -     (7,059,040)       -         -       (7,059,040)
Stock options exercised          35,831       35,831         -          -      493,197       529,028
Stock based compensation            -           -            -          -      890,802       890,802
                              _________  __________  ___________   ________             ____________

Balances,
August 31, 2002               7,080,344  $7,080,344 $104,854,116 $(432,577) $1,715,616  $113,217,499
_______________

Comprehensive income:
  Net income for the nine months
    ended May 31, 2003              -           -      3,113,296        -         -        3,113,296
  Unrealized gain on
    securities, net of taxes
    and reclassification adjustment -           -            -    1,125,875       -        1,125,875
                                                                                         ___________
      Total comprehensive income:						                      4,239,171
Dividends paid                      -           -     (2,482,581)       -         -       (2,482,581)
Stock options exercised          29,251      29,251          -          -      424,366       453,617
Stock based compensation            -           -            -          -      629,236       629,236
                              _________  __________  ___________   ________              ___________

Balances,
May 31, 2003 (Unaudited)      7,109,595  $7,109,595 $105,484,831 $  693,298 $2,769,218  $116,056,942
                              _________  __________  ___________   ________              ___________
                              _________  __________  ___________   ________              ___________








                                                       May 31,      August 31,
    2003           2002
Disclosure of reclassification amount:             _(Unaudited)  ___________
  Unrealized holding gains (losses)
      arising during the period 	                   $1,818,599    $(1,774,892)
  Less: reclassification adjustment
      for (gains) losses included in net
      income  			                      692,724       (471,238)
                                                       _________     __________

        Net unrealized gains (losses) on securities   $1,125,875    $(1,303,654)
                                                       _________     __________
                                                       _________     __________

See accompanying Notes to Condensed Consolidated Financial Statements.

















ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Review Report)

                                                     Nine Months Ended May 31,
                                                      2003             2002
                                                 _______________________________
Cash flows from operating activities:
     Net income                                   $ 3,113,296       $8,151,303
     Adjustments to reconcile net income to cash
       provided from operating activities:
          Depreciation and amortization             5,090,503        5,208,871
          Net decrease in current assets
            and liabilities                         2,159,114         (154,602)
          Deferred income taxes                       398,051       (1,941,699)
          Gain on sales of real estate               (716,004)     (11,526,781)
          Stock options granted below fair
             market value                             629,236          668,142
          Other                                        72,459        4,526,445
          Donation accrual                                  -        3,627,140
                                                   __________       __________
            Net cash provided from
              operating activities                 10,746,655        8,558,819
                                                   __________       __________
Cash flows used for investing activities:

     Purchases of property and equipment           (5,647,157)     (17,574,696)
     Proceeds from sales of real estate               822,404       13,109,833
     Proceeds from sales of property and equipment    739,666          440,031
     Purchases of marketable securities            (2,523,990)      (5,349,439)
     Proceeds from sales of marketable securities   3,512,254        3,298,602
     Notes receivable collections (additions)          55,926          (34,817)
                                                   __________       __________
            Net cash used for
              investing activities                 (3,040,897)      (6,110,486)
                                                   __________       __________
Cash flows used for financing activities:

     Repayment of bank loan                       (26,289,805)     (30,146,991)
     Proceeds from bank loan                       25,273,582       36,678,165
     Proceeds from exercising stock options           453,617                -
     Dividends paid                                (2,482,581)      (7,059,040)
                                                   __________       __________
            Net cash used for
              financing activities                 (3,045,187)        (527,866)
                                                   __________       __________
            Net increase in cash and
              cash investments                     $4,660,571       $1,920,467

Cash and cash investments

     At the beginning of year                      10,139,659        6,225,088
                                                   __________       __________

     At end of period                              14,800,230        8,145,555
                                                   __________       __________
                                                   __________       __________


Supplemental disclosures of cash flow information:

     Cash paid for interest, net of
       amount capitalized                          $1,287,741       $2,005,171
                                                   __________       __________
                                                   __________       __________

     Cash paid for income taxes                    $   50,000       $  961,078
                                                   __________       __________
                                                   __________       __________

Non-cash investing and financing activities:

     Fair value adjustments to securities
       available for sale                          $1,818,599       $  (89,181)
                                                   __________       __________
                                                   __________       __________
     Income tax effect related to fair
       value adjustment                            $  692,724       $  (50,260)
                                                   __________       __________
                                                   __________       __________
     Reclassification of breeding herd
       to property & equipment                     $  700,347       $  515,398
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

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), and Alico/Agri, Ltd. after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2002.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recur-ring accruals) necessary for a fair presentation of its consolidated financial position and consolidated stockholders equity at May 31, 2003 and the consolidated results of operations and cash flows for the three month and nine month periods ended May 31, 2003 and 2002.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $282 in 2003 and $568 in 2002. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2002 have been reclassified to conform to the 2003 presentation.

2.  Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until payment is received, including interest, aggregating 10% of the contract sales price for residential properties and 20% for commercial properties.

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances (in thousands) at May 31, 2003 and August 31, 2002 are as follows:
















                                            May 31,          August 31,
2003               2002
                                         (Unaudited)
                                         ____________         __________
    Mortgage notes receivable
       on retail land sales              $        171         $      193
    Mortgage notes receivable
       on bulk land sales                       4,898              4,926
    Other notes receivable                         20                 25
                                         ____________         __________

    Total mortgage notes receivable      $      5,089         $    5,144
    Less current portion                        2,436              2,451
                                         ____________         __________

       Non-current portion               $      2,653         $    2,693
                                         ____________         __________
                                         ____________         __________



Inventories:

A summary of the Company's inventories is shown below:

                                            May 31,           August 31,
2003               2002
                                         (Unaudited)
                                         ____________        ___________
    Unharvested fruit crop on trees      $      6,517        $     8,599
    Unharvested sugarcane                       3,330              5,274
    Beef cattle                                 6,769              7,507
    Sod                                           633                292
                                         ____________        ___________

         Total inventories               $     17,249        $    21,672
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements are deferred, with the cost of the related cattle being adjusted when the contracts are settled. At May 31, 2003, the Company had no open positions.








5.  Income taxes:

The provision for income taxes for the three and nine month periods ended May 31, 2003 and May 31, 2002 is summarized as follows:

                    Three months ended May 31,       Nine months ended May 31,
                         2003          2002             2003           2002
                    _____________  _____________    _____________  ______________
Current:
Federal income tax     $      478     $   3,178        $      781     $    3,486
State income tax               52           568                84            615
                    _____________  _____________    _____________  ______________

                              530         3,746               865          4,101
                    _____________  _____________    _____________  ______________

Deferred:
Federal income tax            317        (1,552)              359        (1,398)
State income tax               35          (606)               39          (543)
                    _____________  _____________    _____________  ______________

                              352        (2,158)              398        (1,941)
                    _____________  _____________    _____________  ______________
Total provision for
      income taxes      $     882   $     1,588       $     1,263    $    2,160
                    _____________  _____________    _____________  ______________
                    _____________  _____________    _____________  ______________


6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. Financing agreements allowing the Company to borrow up to $41 million are due in 2004, and up to $3 million which is due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10 million to be paid in equal principal installments over five years with interest to be paid quarterly. The outstanding debt under these agreements was $40.9 million and $41.0 million at May 31, 2003 and August 31, 2002 respectively.
In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total amount of long-term debt at May 31, 2003 and August 31, 2002 was $51.6 million and $52.7 million respectively.

Maturities of the indebtedness of the Company over the next five years are as follows : 2003- $3,319; 2004- $36,265; 2005- $3,309;
2006- $3,311; 2007- $1,315; and $7,441 thereafter.

Interest cost expensed and capitalized during the nine months ended May 31, 2003 and 2002 was as follows:

                                      2003                2002
                                    ________            ________

          Interest expensed         $  1,542          $    1,728
          Interest capitalized           191                 217
                                    ________            ________

              Total interest cost   $  1,733          $    1,945
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

The following table presents information for each of the Company's operating segments as of and for the  nine months ended May 31, 2003:
              ____________________________________________________________
                                                                Consolidated
                   Citrus    Sugarcane    Ranch         Other*      Total
              ____________________________________________________________

Revenue       $      20,641      12,937       6,350       4,216       44,144
Costs and
  expenses           18,371       9,762       5,897       5,738       39,768
Depreciation and
  amortization        1,761       1,817       1,152         361        5,091

Segment profit (loss)
  before income taxes 2,270       3,175         453      (1,522)       4,376

Segment assets       53,939      48,163      23,728      68,407      194,237

























The following table presents information for each of the Company's operating segments as of and for the nine months ended May 31, 2002:
              ____________________________________________________________
                                                                 Consolidated
                     Citrus    Sugarcane      Ranch      Other*      Total
              ____________________________________________________________


Revenue     $        19,084      11,116       8,138      15,287       53,625
Costs and
  expenses           16,439       9,216       7,301      10,358       43,314
Depreciation and
  amortization        1,797       1,930       1,119         363        5,209

Segment profit
  before income taxes 2,645       1,900         837       4,929       10,311

Segment assets       57,818      53,487      20,357      59,609      191,271

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


























                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                               Options          price       Life (in years)
                               _______        _________     _______________
     Balance outstanding,
     August 31, 2000            49,692         $14.62             6

     Granted                    51,074          14.62       _______________
     Exercised                  16,686          14.62       _______________
                               _______        _________
     Balance outstanding,
     August 31, 2001            84,080          14.62             9
                                                            _______________
     Granted                    69,598          15.68       _______________
     Exercised                  35,831          14.76
                               _______        _________

     Balance outstanding,
     August 31, 2002           117,847          15.20            10
                                                            _______________
     Granted                    67,280          15.68       _______________
     Exercised                  29,251          15.68
                               _______        _________
     Balance outstanding,
     May 31, 2003              155,876          15.35
                               _______        _________
                               _______        _________

On May 31, 2003, there were 155,876 shares exercisable and 412,356 shares available for grant.

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








In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurements provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. Interpretation No. 45 was adopted in December of fiscal 2003.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $57.9 million at May 31, 2003, up from $56.7 million at August 31, 2002. As of May 31, 2003, the Company had cash and cash investments of $14.8 million compared to $10.1 million at August 31, 2002. Marketable securities increased to $21.9 million from $21.4 million during the same period. The ratio of current assets to current liabilities decreased to 6.65 to 1 at May 31, 2003 from 6.94 to 1 at August 31, 2002. Total assets increased by $2.3 million to $194.2 million at May 31, 2003, compared to $191.9 million at August 31, 2002.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $13.1 million was available for the Company's general use at May 31, 2003 (see Note 6 to condensed consolidated financial statements).












RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the nine months ending May 31, 2003 decreased by $5.0 million when compared to the first nine months of the prior year. This was primarily due to a decrease in earnings from real estate sales for the nine months ended May 31, 2003 when compared to the nine months ended May 31, 2002 ($0.7 million vs. $11.5 million during the first nine months of fiscal 2003 and 2002, respectively).

Income from operations increased to $4.3 million for the first nine months of fiscal 2003, compared to a $0.8 million loss for the first nine months of fiscal 2002. The earnings increase was largely due to a decrease in general and administrative expenses as a donation of $5.0 million was accrued at its net present value and charged against earnings in the second quarter of the prior fiscal year.

Earnings from agricultural activities increased when compared to the second quarter and year to date of the prior year ($3.9 million vs. $2.5 million for the second quarter, and $6.1 million vs. $5.6 million during the first nine months of fiscal 2003 and 2002, respectively).

Citrus
______

Citrus earnings were $1.9 million and $2.3 million for the third quarter of fiscal 2003, and fiscal 2002, respectively. Citrus earnings were $2.3 million and $2.6 million for the first nine months of fiscal 2003 and fiscal 2002, respectively. While the anticipated production decline will be smaller than originally expected, earnings from citrus will probably be similar to the prior year's results.

Sugarcane
_________

Sugarcane earnings were $1.5 million and $19 thousand for the third quarter of fiscal 2003, and fiscal 2002, respectively. Sugarcane earnings were $3.2 million vs. $1.9 million for the first nine months of fiscal 2003 and fiscal 2002, respectively. The sugarcane harvest is complete for fiscal 2003 and yields and prices for the current year surpassed preliminary estimates and prior year results.
















Ranching
________

Ranch earnings were $428 thousand and $102 thousand during the third quarter of 2003 and 2002, respectively. Ranch earnings were $453 thousand vs. $837 thousand for the nine months ended May 31, 2003 and 2002, respectively.
The number of cattle sold decreased by 26% during the first nine months of fiscal 2003 compared to the same period in 2002. Additionally, costs per head increased over the prior year due to increased costs of ad valorem taxes, depreciation, pasture cultivation and feed costs.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds the Florida Gulf Coast University site. At May 31, 2003, there were sales contracts for all of the Lee County, Florida property (approximately 6,200 acres) at various stages in the due diligence process with potential closing dates varying from a few weeks to two years. Potential revenues from the contracts, if closed, total $197.5 million with terms varying from cash at closing to ten year mortgage terms.

In Polk County, real estate activities include an option for the sale of 267 acres for $618 thousand. In Hendry County, sales contracts for 514 acres total $669 thousand. All of these sales will close in the fourth quarter of fiscal 2003.

During April 2003, Alico and Agri formed Alico/Agri Limited Partnership (Alico/Agri, Ltd.). Under the terms of the partnership, Agri contributed its real estate holdings in Lee County, Florida, in exchange for a 99% equity position and a limited partner standing. Alico contributed cash equal to a 1% equity position and is the general partner. The financial statements of Alico/Agri, Ltd., are consolidated with Alico and Agri for financial reporting purposes.

In June 2003, Alico/Agri, Ltd., sold 41 acres of land in Lee County, Florida, for $5.5 million. The resulting $5.0 million gain will be recognized in the fourth quarter of fiscal 2003.

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

As discussed above and in Note 7 to the Condensed Consolidated Financial Statements, Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the subsequent sales of those assets by Agri, management has recorded a contingent liability, providing for potential differences in the tax treatment of certain sales of Agri's assets. Management's decision to record the liability has been influenced by perceived changes in the regulatory environment.

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

In December 2001, the Company agreed to donate $5.0 million to Florida
Gulf Coast University for a new athletic complex, scholarships and athletic programs. The agreement called for $1.0 million to be donated in fiscal 2002, and $800 thousand to be donated each year over the next five years. The entire donation was accrued and fully recognized in general and administrative expenses in the fiscal 2002 statement of operations.

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, and combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $193 thousand during fiscal 2003 and $185 thousand in 2002.

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's disclosures related to certain market risks as reported in part II, item 7 (a), "Quantitative & Qualitative disclosures about market risk" in the Company's annual report on form 10-K for the year ended August 31, 2002 as filed with the Securities Exchange Commission.

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


























                                                                    FORM 10-Q

                        PART II.  OTHER INFORMATION

ITEMS 1-5 have been omitted as there are no items to report during this interim period.

ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         Exhibit 11.1 Computation of Weighted Average Shares Outstanding at May 31, 2003.
         Exhibit 99.1  Accountant's Report.
         Exhibit 99.2  Certifications pursuant to 18 U.S.C. paragraph 1350

    (b)  Reports on Form 8-K.

         March 10, 2003    Press release announcing land sale in Lee County, FL
         March 25, 2003    Press release announcing land sale in Lee County, FL
         April 8, 2003     Settlement agreement update
         June 12, 2003     Announcement of land sale in Lee County, FL

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALICO, INC.
                                          (Registrant)



July 14, 2003                             W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



July 14, 2003                             L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



July 14, 2003                             Patrick W. Murphy
Date                                      Controller
                                          (Signature)

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


Dated: July 14, 2003                             /S/ BEN HILL GRIFFIN, III
                                                 Ben Hill Griffin, III
                                                 Chairman and Chief
                                                 Executive Officer









CERTIFICATION

I, L. Craig Simmons certify that;

1.  I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this quarterly report;
4. Alico's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alico and we have:
    a)designed such disclosure controls and procedures to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of Alico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Alico's other certifying officer and I have disclosed, based on our most recent evaluation to Alico's auditors and audit committee of Alico's Board of Directors:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alico's ability to record, process, summarize and report financial data and have identified for Alico's auditors any material weakness in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alico's internal controls; and
6. Alico's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: July 14, 2003                             /S/ L. CRAIG SIMMONS
                                                 L. Craig Simmons
                                                 Vice President and
                                                 Chief Financial Officer


















Exhibit Index


Exhibit No.                  Description
___________                  ___________

11.1	                       Computation of Weighted Average shares
                             outstanding at May 31, 2003

99.1                         Accountant's Report dated July 2, 2003

99.2                         Certifications pursuant to 18 U.S.C paragraph
                             1350







































                                                EXHIBIT 11.1

                              ALICO, INC.

                                Outstanding
    Date              Days         Shares           Total (days X shares)

    05/31/03         92          7,109,595                654,082,740
                  _____                                 _____________

Total                92                                   654,082,740
                  _____                                 _____________
                  _____                                 _____________


Average outstanding shares (Total weight / days)            7,109,595
                                                          ___________
                                                          ___________


Net income for the three months ended May 31, 2003         $2,065,463
                                                          ___________
                                                          ___________


Earnings per share (Net income/Average outstanding shares  $      .29
                                                          ___________
                                                          ___________

Computation of Weighted Average Shares Outstanding as of May 31, 2003:

                                Outstanding
    Date              Days         Shares           Total (days X shares)

    09/01/02          2          7,080,344                 14,160,688
    09/03/02          1          7,083,592                  7,083,592
    09/04/02          1          7,089,392                  7,089,392
    09/05/02          1          7,089,562                  7,089,562
    09/06/02          3          7,090,492                 21,271,476
    09/09/02         46          7,093,092                326,282,232
    10/25/02          4          7,095,092                 28,380,368
    10/29/02          2          7,100,406                 14,200,812
    10/31/02          4          7,101,706                 28,406,824
    11/04/02          1          7,102,106                  7,102,106
    11/05/02         48          7,104,906                341,035,488
    12/23/02         43          7,108,345                305,658,835
    02/04/03         25          7,109,595                177,739,875
    05/31/03         92          7,109,595                654,082,740
                  _____                                 _____________

Total               273                                 1,939,583,990
                  _____                                 _____________
                  _____                                 _____________











Average outstanding shares (Total weight / days)            7,104,703
                                                          ___________
                                                          ___________


Net income for the nine months ended May 31, 2003         $ 3,113,296
                                                          ___________
                                                          ___________

Earnings per share

(Net income / Average outstanding shares)                        $.44
                                                          ___________
                                                          ___________












































                                                        EXHIBIT 99.1



                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of May 31, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended May 31, 2003 and 2002, the condensed consolidated statements of stockholders' equity for the nine month period ended May 31, 2003, and the condensed consolidated statements of cash flows for the nine month periods ended May 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Orlando, Florida
July 2, 2003

                                                        EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Alico, Inc. (the "Company") on Form 10-Q for the nine months ended May 31, 2003 as filed with the Securities and Exchange Commission on July 14, 2003 (the "Form 10-Q"), I, Ben Hill Griffin, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 14, 2003




Ben Hill Griffin, III
Chief Executive Officer



































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Alico, Inc. (the "Company") on Form 10-Q for the nine months ended May 31, 2003 as filed with the Securities and Exchange Commission on July 14, 2003 (the "Form 10-Q"), I,
L. Craig Simmons, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 14, 2003



L. Craig Simmons
Chief Financial Officer