Form 10-K
period 2003-08-31
ALICO INC
filed 2003-11-19
CIK 3545

Alico, Inc.
P. O. Box 338
La Belle, FL  33975

November 19, 2003

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for the year ending August 31, 2003.

Sincerely,

ALICO, INC.

L. Craig Simmons

L. Craig Simmons
Vice President and
Chief Financial Officer


























             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 31, 2003.
                                 OR
_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to_______________.
Commission file number 0-261.
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







As of October 17, 2003 there were 7,141,197 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on NASDAQ) of the common stock held by non-affiliates was approximately $108,013,944.

























































               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement dated November 10, 2003 are incorporated by reference in Parts II and III, respectively.

                                 PART I
                                 ______
Item 1.          Business.
__________________________

Alico, Inc. (the "Company"), was formed February 29, 1960 as a spinoff of the Atlantic Coast Line Railroad Company and is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 141,764 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 7 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 67 to 82 percent of total annual revenues during the past five years. Citrus groves generate the most gross operating revenue. Sugarcane ranks second in operating revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of operating revenue. Approximately 8,748 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 11,840 acres in production during the 2003 fiscal year consisted of 2,477 acres planted in 1998, 4,052 acres planted in 1999, 2,550 acres planted in 2000 and 2,761 acres planted in 2001.

Leasing of lands for rock mining and oil and mineral exploration, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 4 to 5 percent of total revenue.

The Company is not in the retail land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. However, it does from time to time sell properties which, in the judgment of management, are surplus to the Company's primary operations. Additionally, the Company's wholly owned subsidiary, Alico-Agri, Ltd., engages in bulk land sales in connection with the generation of underwriting capital. Revenues from sales of real estate during the past five years has ranged from 10 to 26 percent of total revenues.








For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits (losses) and assets attributable to each major segment of the Company's business, see Note 15 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

Subsidiary Operations
_____________________

The Company has three wholly owned subsidiaries; Saddlebag Lake Resorts, Inc. ("Saddlebag") Agri-Insurance Company, Ltd. ("Agri") and Alico-Agri, Ltd. ("A/A").

Saddlebag has been active in the subdividing, development and sale of real estate since its inception in 1971. Saddlebag has two subdivisions near Frostproof, Florida which have been developed and are on the market. While one of the subdivisions has been sold out, approximately 69% of the lots in the second development have been sold.

Agri, formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and disease. During fiscal
2002, Agri supplied reinsurance to an independent underwriter who insured catastrophic business interruption coverage for Ben Hill Griffin, Inc.
The total coverage under the policy was $3.5 million and the premium charged was $138 thousand. The coverage term was from December 2002 to December 2003. The Company expects to renew the policy and appropriately adjust premium rates. Additionally, Agri directly underwrote catastrophic business interruption coverage for its parent company, Alico, Inc., insuring all but two of Alico's citrus groves. The coverage term was from August 2002 to August 2003. Total coverage under the policy was $12.7 million and the premium charged was $803 thousand. Alico, Inc., renewed the policy in August 2003, extending the coverage term to August 2004. The coverage under the renewal was $13.6 million and the premium charge was $858 thousand.

Agri underwrote catastrophic business coverage for Alico's remaining two groves under a policy covering the term from January 2003 to January 2004. Total coverage under the policy is $2.0 million, and the premium charged was $119 thousand.

Alico-Agri, Ltd. was formed during fiscal 2003 to manage the real estate holdings of Agri. The partnership allows Alico to provide management and administrative services so that Agri can focus on insurance issues. Agri transferred all of its property holdings and the related contracts to A/A for a 99% partnership interest. Alico, the managing partner, transferred cash for a 1% interest in the partnership.

The financial results of the operation of these subsidiaries are consolidated with those of the Company. (See Note 1 of Notes to Consolidated Financial Statements.)











Citrus
______

Approximately 9,715 acres of citrus were harvested during the 2002/03 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to the first day of August preceding each fruit season. Under the terms of the contract, the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold.

During the year ended August 31, 2003, approximately 75% of the Company's fruit crop was marketed under this agreement, as compared to 77% for each of the years ended August 31, 2002 and August 31, 2001. In addition,
Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 25% of total citrus revenue for the year.

Sugarcane
_________

The Company had 11,840 acres, 11,680 acres, and 11,722 acres of sugarcane in production during the 2003, 2002, and 2001 fiscal years, respectively. The 2003, 2002, and 2001 fiscal year crops yielded approximately 413,000, 376,000, and 417,000 gross tons, respectively.

Ranch
______

The Company has a cattle operation located in Hendry and Collier Counties, Florida which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 13,428 cows, bulls and replacement heifers. Approximately
42% of the herd are from one to five years old, while the remaining 58% are six and older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Forest Products
_______________

Approximately 6% of the Company's properties are classified as timberlands. The principal forest products sold by the Company are sabal palms and other horticultural commodities. These products are sold to various landscaping companies. The Company does not incur any of the harvesting expenses.









Part of the land, from which the timber was removed, is being converted to semi-improved pasture and other uses.

Mining Operations: Rock and Sand
_________________________________

The Company leases approximately 5,714 acres in Lee County, Florida to CSR America, Inc. of West Palm Beach, Florida for mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

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








All of the Company's sales are to United States purchasers. The Company's share of the market for citrus, sugarcane, cattle and forest products in the United States is insignificant.

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

Employees
_________

At the end of August 2003, the Company had a total of 143 full-time employees classified as follows: Citrus 75; Ranch 15; Sugarcane 12; Facilities Maintenance Support 26; General and Administrative 15. There are no employees engaged in the development of new products or research. Management is not aware of any efforts by employees or outside organizers to create any type of labor union arrangement. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

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

Available information
______________________

The Company's internet address is: http://www.alicoinc.com. The Company files reports with the Securities Exchange Commission ("SEC") as required by SEC rules and regulations on Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.

The Company is an electronic filer with the SEC and these reports are available through the SEC internet site (http:/www.sec.gov), and through the Company's website as soon as reasonably practicable after filing with the SEC. Copies of SEC filed documents are also available free of charge upon request.







Item 2.          Properties.
____________________________

At August 31, 2003, the Company owned a total of 141,764 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:


                 ACREAGE BY CURRENT PRIMARY USE
                 ______________________________

          Timber  Native  Improved     Citrus  Sugar-  Agri-
County     Land  Pasture  Pasture  Sod  Land    cane  culture  Other  Total
___________________________________________________________________________

Polk        251    8,559      359   --  3,253     --     --      1   12,423

Lee       2,792    1,086       --   --     --     --  1,460    625    5,963

Hendry    3,823   48,735   21,573  580  3,765 14,358 15,953  3,435  112,222

Collier   1,882    1,700    1,112   --  4,129     --     --  2,333   11,156
         ______  _______   ______  ___  _____  _____  _____  _____  _______

Totals    8,748   60,080   23,044  580 11,147 14,358 17,413  6,394  141,764
         ______  _______   ______  ___  _____  _____ ______  _____  _______
         ______  _______   ______  ___  _____  _____ ______  _____  _______

Of the above lands, the Company utilizes approximately 20,977 acres of improved pasture plus approximately 49,000 acres of native pasture for cattle production and approximately 5,714 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

In addition to the land shown in the above table, the Company owns full subsurface rights to 1,064 acres and fractional subsurface rights to 18,707 acres located throughout the Counties referred to above.

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


Item 3.          Legal Proceedings.
___________________________________

Ben Hill Griffin III, Chairman of
the Board, was a party to a lawsuit filed against him in Polk County, Florida Circuit Court by the families of his four sisters, most of the members of whom are beneficiaries of a trust, entitled the Ben Hill Griffin, Jr. Revocable Inter Vivos Trust #1 (the "Trust"). The plaintiffs in the lawsuit (The Four Sisters Protectorate, et al. v. Ben Hill Griffin, III, Trustee, Case No. GC-G-0054, Section 81) sought to impose judicial sanctions on Mr. Griffin III, including his removal as Trustee of the Trust based on allegations of over-compensation and receipt of an illegal bonus.

The Company has been informed by Mr. Griffin III, that he has executed a "Settlement Agreement" with the families of his four sisters, The Four Sisters Protectorate, and that the enforceability of the settlement agreement was affirmed by both the Circuit court, Case number GC-G-0054, and the second District Court of Appeals for the State of Florida, Case numbers 2D01-5407 and 2D03-0499. A second litigation challenging the enforceability of the settlement Agreement, Case number 4:01CU432-RH, was dismissed with prejudice by the United States District Court for the Northern District of Florida, Tallahassee Division.

The Settlement Agreement had been entered into subject to certain conditions, including Internal Revenue Service approval of the proposed transaction as a tax free split-off for federal income tax purposes and judicial termination of the Trust. Mr. Griffin, III has informed the Company that (a) the issues related to the mechanism and terms of the proposed distribution of certain of the assets of the Trust to the families of the four sisters, including the Alico stock beneficially owned by the Trust, have been worked out between the representatives of the four sisters and Ben Hill Griffin, III and are set forth in a definitive separation agreement, and (b) the parties have received a favorable IRS Revenue Ruling related to the original "Settlement Agreement".

On June 11, 2003, BHG Investments, a wholly owned subsidiary of Ben Hill Griffin, Inc. (BHG) and the record owner of 3,493,777 shares of the Company (the "Alico Shares") was merged into Alico Holding, LLC (the "Merger"), another entity wholly owned by BHG. Also on June 11, 2003, Mr. Griffin,
III, individually and as trustee of the Trust, BHG, and BHG Investments (prior to consummation of the Merger) and certain beneficiaries of the Trust entered into a supplemental settlement agreement (the "Griffin Agreement"), which set forth certain actions to be performed by Mr. Griffin, III, as Trustee, to facilitate the performance of a separate supplement agreement that had been executed on June 5, 2003, by and among other of the Trust's beneficiaries and members of their respective families (the "2003 Mediated Settlement Agreement"). The purpose of both the Griffin Agreement and the 2003 Mediated Settlement Agreement, each resulting from further mediation, was to finally settle all disputes among the parties to the Mediation Settlement Agreement, thereby facilitating final performance of the Settlement Agreement.







On August 6, 2003, an Order Approving Supplemental Mediation Settlement Agreements was entered by the Tenth Judicial Circuit Court in and for Polk County, Florida, Case No. GC-G-0054, approving the Griffin Agreement and the 2003 Mediated Settlement Agreements as being in the best interests of all persons having any interest in the Trust and authorizing Mr. Griffin III, as trustee, to perform all of the actions required of him under each agreement. Those actions, following receipt of a favorable private letter ruling from the Internal Revenue Service that takes into account the changes to the Griffin Agreement and the "2003 Mediated Settlement Agreement", will result in the transfer and assignment of the Alico Shares to a Florida corporation formed for the purpose of transferring and assigning of substantially all shares of that corporation's issued and outstanding voting stock to Atlantic Blue Trust, Inc. (ABT), an entity to be formed as a subsidiary of BHG Investments. BHG Investments will then distribute the stock of ABT up to BHG the parent company of BHG Investments, which will then transfer such Stock to The Four Sisters Protectorate and the Protectorate Family Trusts, trusts for the benefit of Mr. Griffin, III's four sisters and their lineal descendants, so as to cause control of Alico to shift from Mr. Griffin, III to such trusts.

The Company is not a party to any of this litigation.

The Company is also involved in certain other claims and legal actions arising in the ordinary course of its business. The ultimate disposition of all such matters is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.



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

Common Stock Prices
___________________

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low prices, by fiscal quarter, during the years ended August 31, 2003 and 2002 are presented below:
                                 2003                    2002
                               Bid Price               Bid Price
                               _________               _________

                             High       Low          High       Low

First Quarter               28.80      22.25        30.21      24.90

Second Quarter              28.04      21.15        32.17      28.50

Third Quarter               27.30      21.00        29.70      28.20

Fourth Quarter              28.70      22.72        29.54      28.01


Approximate Number of Holders of Common Stock
_____________________________________________

As of October 17, 2003, there were approximately 553 holders of record of the Company's Common Stock.

The closing price for the Company's stock was $32.80 on November 13,2003.

Dividend Information
____________________

Only year-end dividends have been paid and during the last three fiscal years the dividends were as follows:
                                                          Amount Paid
     Record Date               Payment Date                Per Share
     ___________               ____________               ___________

   October 13, 2000           October 27, 2000               $1.00
   October 12, 2001           October 26, 2001               $1.00
   October 11, 2002           October 25, 2002               $0.35













The Company's Board of directors, at its meeting on October 7, 2003, declared a dividend of $.60 per share payable on October 31, 2003 to shareholders of record on October 17, 2003. Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Equity Compensation Plan Information
____________________________________
                                                         Number of securities
                                                         remaining available
               Number of securities                      for future issuance
                   to be issued       Weighted-average   under equity
                 upon exercise of    exercise price of   compensation plans
               outstanding options, outstanding options, (excluding securities Plan category warrants and rights warrants and rights reflected in column(a)
_____________  ___________________  ___________________  _____________________
                       (a)                 (b)                    (c)

Equity compensation
 plans approved by
 security holders    149,401              $15.34               412,356

Equity compensation
 plans not approved
 by security holders    -                    -                    -
                    ________             ________             _________

        Total        149,401              $15.34               412,356
                    ________             ________             _________
                    ________             ________             _________




























Item 6.          Selected Financial Data.
_________________________________________

                                          Years Ended August 3l,
DESCRIPTION                  2003      2002       2001      2000      1999
                           ________  ________  ________  ________  ________
                                (In Thousands, Except Per Share Amounts)

Total Revenues             $ 66,532  $ 63,545  $ 69,710  $ 62,540  $ 44,947
Costs and Expenses           47,448    53,752    49,598    41,965    37,886
Income Taxes                  6,425     2,258     4,046     6,464     2,980
Net Income                   12,659     7,535    16,066    14,111     4,081
Average Number of
  Shares Outstanding          7,106     7,070     7,033     7,028     7,028
Net Income Per Share           1.78      1.07      2.29      2.01       .58
Cash Dividend Paid per Share   0.35      1.00      1.00       .30       .50
Current Assets               90,204    66,267    61,345    56,578    45,182
Total Assets                212,748   191,910   179,134   176,876   156,922
Current Liabilities          10,722     9,543     7,691    12,346     8,738
Ratio-Current Assets
  to Current Liabilities     8.41:1    6.94:1    7.98:1    4.58:1    5.17:1
Working Capital              79,482    56,724    53,654    44,232    36,444
Long-Term Obligations        75,844    69,149    58,818    60,985    56,789
Total Liabilities            86,566    78,692    66,508    73,331    65,527
Stockholders' Equity        126,182   113,218   112,625   103,545    91,395

Item 7.          Management's Discussion and Analysis of Financial
__________________________________________________________________

                 Condition and Results of Operations.
                 ____________________________________

Cautionary Statement
____________________

Readers should note, in particular, that this document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company.
It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.








The following discussion focuses on the results of operations and the financial condition of the Company.

This section should be read in conjunction with the consolidated financial statements and notes.

Liquidity and Capital Resources
_______________________________

The Company had cash and marketable securities of $55.2 million at August 31, 2003, compared with $31.6 million at August 31, 2002. Working capital was $79.5 million and $56.7 million at August 31, 2003 and August 31, 2002 respectively.

Cash outlay for land, equipment, buildings, and other improvements totaled $7.3 million during fiscal 2003, compared to $9.3 million during fiscal
2002 and $8.5 million during fiscal 2001, respectively. Land preparation for citrus re-development and capital maintenance continued, as did expenditures for replacement equipment and raising of breeding cattle.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $10.2 million was available for the Company's general use at August 31, 2003 (see Note 6 of Notes to consolidated financial statements).

Results of Operations
_____________________

Summary of results (in thousands):
                                                Years Ended August 31,
                                              2003       2002       2001
                                            _______    _______    _______


     Operating revenue                      $48,285    $49,185    $51,533
     Gross profit                            11,022      9,678     11,921
     General & administrative expenses        6,319     10,806      5,471
     Income (loss) from operations            4,703     (1,128)     6,450
     Profit on sale of real estate           14,994     11,641     11,354
     Interest and investment income           1,201      1,471      2,124
     Interest expense                         2,081      2,421      3,029
     Other income                               267        230      3,213
     Provision for income taxes               6,425      2,258      4,046
     Effective income tax rate                 33.7%      23.1%      20.1%
     Net income                              12,659      7,535     16,066

Operating Revenue
_________________

Operating revenues for fiscal 2003 decreased compared to fiscal 2002. A decrease in revenues from agricultural activities was the most significant factor in the decline.







Operating revenues for fiscal 2002 decreased when compared to those of fiscal 2001. A decrease in revenues from agricultural activities was the most significant factor in the decline.

Income (loss) from Operations
_____________________________

Earnings from operations increased significantly during fiscal 2003 when compared to the prior year ( $ 4,703 in fiscal 2003 vs. $(1,128) in fiscal
2002). The improvement in earnings was largely impacted by the Company's fiscal 2002 commitment to donate $5.0 million to Florida Gulf Coast University (the University) in December 2001, for a new athletic complex, scholarships and athletic programs. In accordance with the Company's agreement with the University, $1.0 million was paid in fiscal 2002, $800 thousand was paid in fiscal 2003, and $800 thousand will be paid each year over the next four years. The entire donation was accrued and included in general and administrative expenses during fiscal 2002. The remaining increase in gross profits from operations was due to an increase in earnings from agricultural activities.

Income from operations decreased 117% during fiscal 2002 when compared to fiscal 2001, primarily due to increased general and administrative expenses resulting from the accrued University donation.

Interest and Investment Income
______________________________

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal 2003, 2002 and 2001, increasing investment levels during each year. The decrease in fiscal 2003, 2002 and 2001, interest and realized and unrealized investment income resulted from unfavorable conditions in the financial markets.

Interest Expense
________________

Interest expense declined during fiscal 2003 when compared to fiscal 2002, as interest rates on borrowings have declined.

Interest expense decreased during fiscal 2002, compared to fiscal 2001. This was due to a decline in interest rates on borrowings.

















Individual Operating Divisions
______________________________

Gross profits for the individual operating divisions, for fiscal 2003, 2002 and 2001, are presented in the following schedule and are discussed in subsequent sections:

                                             Years Ended August 31,
                                                 (in thousands)
                                         2003          2002          2001
                                       _______       _______       _______

CITRUS
  Revenues:
    Sales                              $24,107       $25,105       $27,570
    Less harvesting & marketing          8,910         9,364        10,046
                                       _______       _______       _______
      Net sales                         15,197        15,741        17,524

  Cost and expenses:
    Direct production**                  7,671         8,594         8,932
    Allocated cost*                      3,525         3,463         3,472
                                       _______       _______       _______

      Total                             11,196        12,057        12,404
                                       _______       _______       _______

        Gross profit, citrus             4,001         3,684         5,120
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                               13,373        11,789        12,450
    Less harvesting & hauling            2,915         2,239         2,516
                                       _______       _______       _______
      Net sales                         10,458         9,550         9,934

  Costs and expenses:
    Direct production                    3,844         3,965         4,094
    Allocated cost*                      3,429         3,253         3,018
                                       _______       _______       _______

      Total                              7,273         7,218         7,112
                                       _______         _____       _______

        Gross profit, sugarcane          3,185         2,332         2,822
                                       _______       _______       _______














                                             Years Ended August 31,
                                                 (in thousands)
                                         2003          2002          2001
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                7,175         9,102         8,788
  Costs and expenses:
    Direct production                    4,937         6,087         5,287
    Allocated cost*                      1,853         2,428         2,107
                                       _______       _______       _______

      Total                              6,790         8,515         7,394
                                       _______       _______       _______

        Gross profit, ranch                385           587         1,394
                                       _______       _______       _______
        Total gross profit,
          agriculture                    7,571         6,603         9,336
                                       _______       _______       _______
OTHER OPERATIONS
  Revenues:
    Rock products and sand               2,154         1,999         1,726
    Oil leases and land rentals            973           721           770
    Forest products                        292           355            91
    Recovery of citrus eradication costs
     in excess of basis                     -              -         2,968
    Other                                  267           230           245
                                       _______       _______       _______
        Total                            3,686         3,305         5,800

Costs and expenses:
    Allocated cost*                        882           735           604
    General and administrative,
      all operations                     5,437        10,071         4,867
                                       _______       _______       _______

        Total                            6,319        10,806         5,471
                                       _______       _______       _______

        Gross (loss) income, other
            operations                  (2,633)       (7,501)          329
                                       _______       _______       _______

          Total gross profit (loss)      4,938          (898)        9,665
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                1,201         1,471         2,124
  Expense                                2,081         2,421         3,029
                                       _______       _______       _______

        Interest & dividends, net         (880)         (950)         (905)
                                       _______       _______       _______







                                            Years Ended August 31,
                                                 (in thousands)
                                         2003          2002          2001
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                 16,990        12,773        12,978
  Expenses:
    Cost of sales                        1,925         1,076         1,393
    Other Costs                             39            56           233
                                       _______       _______       _______

      Total                              1,964         1,132         1,626
                                       _______       _______       _______

        Gain on sale of real estate     15,026        11,641        11,352
                                       _______       _______       _______

          Income before income taxes   $19,084       $ 9,793       $20,112
                                       _______       _______       _______
                                       _______       _______       _______


* Allocated cost includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of $2.3 million on 1,617 acres in 2003, $2.5 million on 1,326 acres in 2002, and $200 thousand on 570 acres in 2001.


Citrus
______

Gross profit was $4.0 million in fiscal 2003, $3.7 million in fiscal 2002, and $5.1 million for fiscal 2001.

Revenue from citrus sales decreased 4% during fiscal 2003, compared to fiscal 2002 ($24.1 million during fiscal 2003 vs. $25.1 million during fiscal 2002).

Pounds of fruit solids per box decreased during fiscal 2003, compared to fiscal 2002, and was the primary cause of the decline.

Harvesting and marketing costs decreased when compared to fiscal 2002 due to procedural efficiencies that resulted in a decrease in the per box rate during the year. Direct production and allocated costs decreased 7% due to a decrease in the costs of cultivation and irrigation impacted by improved weather conditions.

Revenue from citrus sales decreased 9% during fiscal 2002, compared to fiscal 2001 ($25.1 million during fiscal 2002 vs. $27.6 million during fiscal 2001).








Production decreased during fiscal 2002, compared to fiscal 2001 and was the primary cause of the decline.
Harvesting and marketing costs decreased in fiscal 2002 compared to fiscal 2001, corresponding to a decrease in boxes harvested. Direct production and allocated costs decreased 3% due to a decline in the number of producing acres.

The final returns from citrus pools are not precisely determinable at year end. Returns are estimated each year based on the most current information available. Differences between the estimates and the final realization of revenues can be significant. Revenues collected in excess of prior year and year end estimates were $198 thousand, $568 thousand, and $617 thousand during fiscal 2003, 2002 and 2001, respectively.


ACREAGE BY VARIETY AND AGE

VARIETY           1-4   5-6   7-8   9-10  11-12  13-14  15-16   17+   Acres
                  ___   ___   ___   ____  _____  _____  _____   ____  _____
Early:
Parson Brown
  Oranges          -     -     -      -     118     -     30    -       148
Hamlin
  Oranges          314   -     22     -      63     -    159   2,934  3,492
Red Grapefruit     -     -     -      -      -      -     73     335    408
Tangelos           -     -     -      -      -     -      -       38     38
Navel Oranges      -     -     -      -      -     -      -      138    138
Mid Season:
Pineapple
  Oranges          -     -     -     102     -     -      -      518    620
Honey
  Tangerines       -     -     -      76     -     -      -      143    219
Midsweet
  Oranges          46    71    -     164     -     -      -       -     281
Late:
Valencia
  Oranges       1,259   206   237    585    366   959    271   1,920  5,803
                _____   ___   ___    ___  _____   ___    ___   _____  _____

  Totals:       1,619   277   259    927    547   959    533   6,026 11,147

Sugarcane
_________

Gross profit for fiscal 2003 was $3.2 million, compared to $2.3 million in fiscal 2002 and $2.8 million in fiscal 2001.

Sales revenue from sugarcane increased 13% during fiscal 2003, compared to fiscal 2002 ($13.4 million vs. $11.8 million, respectively). The increase was the result of an improvement in the yield per acre brought about by favorable weather conditions during the growing season. Direct production costs decreased 3% during fiscal 2003, compared to fiscal 2002. This was offset by a 5% rise in allocated costs during 2003, compared to 2002 levels, due to increases in insurance costs and ad valorem taxes.







Sales revenues from sugarcane decreased 5% during fiscal 2002, compared to fiscal 2001 ($11.8 million vs. $12.5 million, respectively). The decrease in revenue and related costs was the result of lower yields resulting from a drought.

Ranching
________

The gross profit from ranch operations for fiscal 2003, 2002 and 2001 was $385 thousand, $587 thousand, and $1.4 million, respectively.

Revenues from cattle sales decreased 21% during fiscal 2003, compared to fiscal 2002 ($7.2 million in fiscal 2003 vs. $9.1 million in fiscal 2002). Direct and allocated production costs decreased by 20% during fiscal 2003, as compared to fiscal 2002 ($6.8 million in fiscal 2003 vs. $8.5 million in fiscal 2002). The decline in revenue and total production costs primarily resulted from a corresponding decrease in the total number of cattle sold during fiscal 2003 when compared to fiscal 2002.

Revenues from cattle sales increased 3% during fiscal 2002, compared to fiscal 2001 ($9.1 million in fiscal 2002 vs. $8.8 million in fiscal 2001) due to increased sales of feeder cattle during the year.

Direct and allocated costs increased 15% when compared to the prior year ($8.5 million during fiscal 2002 and $7.4 million during fiscal 2001) due to the increase in the number of animals sold from feedlots.

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Other Operations
________________

Returns from rock products and sand were $2.2 million for fiscal 2003, $2.0 million for 2002 and $1.7 million during 2001. Rock and sand supplies are sufficient to meet current demand, and no major price changes have occurred over the past 3 years.

Revenues from oil royalties and land rentals were $973 thousand in fiscal 2003 as compared to $721 thousand in fiscal 2002 and $770 thousand for fiscal 2001. The fiscal 2003 improvement is primarily due to an increase in the amount of land leased for farming.

Profits from the sale of sabal palms and other horticultural items, for landscaping purposes, during fiscal 2003 were $292 thousand compared to $355 thousand and $91 thousand for fiscal years 2002 and 2001, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to the citrus, ranching or sugarcane divisions. These expenses totaled $6.3 million during fiscal 2003, compared to $10.8 million during fiscal 2002 and to $5.5 million during fiscal 2001. In December 2001, the Company agreed to donate $5.0 million to the Florida Gulf Coast University for a new athletic complex, scholarships and athletic programs. As per the agreement with the







University, $1.0 million was paid in fiscal 2002, $800 thousand was paid in fiscal 2003 and $800 thousand will be paid each year over the next four years. The net present value of the total donation was accrued and included in general and administrative expenses in fiscal 2002 and was the primary cause for the increase in general and administrative expenses that year.



Profit on Sale of Real Estate
____________________________________

Profit from retail land sales, made through Saddlebag, were $32 thousand in fiscal 2003, vs. breaking even during fiscal 2002. Profit from bulk land sales, increased from $11.6 million in fiscal 2002 to $15.0 million in fiscal 2003.

Real estate profits increased from $11.4 million in fiscal 2001 to $11.6 million during fiscal 2002.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds Florida Gulf Coast University in Lee County, Florida. There are sales contracts in place for all this property, totaling $171.8 million. The agreements are at various stages in the due diligence process with closing dates expected over the next three years.

During January 2002, the Company acquired 40 acres of Lee County, Florida property for $9.5 million. The property is located near one of the interstate highway access ramps to Florida Gulf Coast University and the Southwest Florida International Airport. During the third quarter of fiscal 2003, Agri announced a contract to sell the 40 acres. The contract price is $13.1 million and the closing may occur by December 10, 2004.

During the second quarter of fiscal 2003, Agri contracted to sell an additional 53 acres in Lee County, Florida to the Ginn Company. The contract price is $10.6 million. Agri also announced an addition to the original Ginn Company contract, adding 555 acres for a price of $13.3 million. This amendment brought the total acreage of the contract to 5,060.

During the third quarter of fiscal 2003, the Company entered into a limited partnership with its wholly owned subsidiary, Agri-Insurance Company, Ltd. The partnership was created to manage Agri's real estate holdings. Agri transferred all of the Lee County property and associated sales contracts to the limited partnership, Alico-Agri, Ltd (Alico-Agri) in return for a 99% partnership interest. Alico, Inc. transferred $1.2 million cash for a 1% interest. The creation of the partnership allows Agri to concentrate solely on insurance matters while utilizing Alico's knowledge of real estate management. The partnership will pay Alico a management fee for real estate management and administrative services.










In the fourth quarter of fiscal 2003, the Company, through Alico-Agri, completed the sale of 313 acres in Lee County, Florida to Airport Interstate Associates, LLC. The sales price was $9.7 million and resulted in a gain of $8.7 million. Additionally, Alico-Agri completed the sale of 40 acres in Lee County, Florida to University Club Apartments/Gulf Coast, LLC. The sales price of the property was $5.5 million and generated a gain of $4.7 million.

During the fourth quarter of fiscal 2003, the Company sold 358 acres in Hendry County, Florida for $669 thousand. The sale generated a gain of $335 thousand. Additionally, the Company sold 266 acres in Polk County, Florida for $617 thousand, generating a gain of $612 thousand.


The Company announced the formation of Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. The coverages currently underwritten by Agri will indemnify insured's for the loss of the revenue stream resulting from a catastrophic event that would cause a grove to be replanted. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres was transferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal 2003, 2002 and 2001 and in August 2002 began insuring the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs. Agri is a recently created entity. It would be difficult, if not impossible, to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods. Since the coverages that have been written, as liquidity has been generated, are primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

The Company records inventory at the lower of cost or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.







Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from prior years' crop totaling $198 thousand, $568 thousand, and $617 thousand during fiscal 2003, 2002, and 2001, respectively.

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

Off-Balance Sheet Arrangements
______________________________

The Company is not involved in any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

















Item 7(a).      Quantitative and Qualitative Disclosure About Market Risk
_________________________________________________________________________

Alico's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. There are no derivative financial instruments in the investment portfolio. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and ensures the safety and preservation of invested funds by limiting default, market and reinvestment risk. The Company classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit.
Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks. The table below presents the amounts (in thousands) and related weighted interest/dividend yield rates of the investment portfolio at August 31, 2003:

                               Average Interest                    Estimated
Marketable Securities and     Rate/Dividend Yield      Cost        Fair Value
 Short-term Investments (1)    ________________   _____________   ___________

              Fixed Rate             5.38%         $   14,423     $    14,259
              Variable Rate          2.93%         $   23,013     $    24,561

(1) See definition in Notes 1 and 2 to our Notes to Consolidated Financial Statements.

The aggregate fair value of investments in debt instruments (net of mutual funds of $8,435) as of August 31, 2003, by contractual maturity date, consisted of the following:
                                                     Aggregate Fair
                                                         Values
                                                     ______________
                                                     (in thousands)

              Due in one year or less                       $ 8,115
              Due between one and five years                  4,454
              Due between five and ten years                  1,335
              Due thereafter                                    355
                                                     ______________

                                                            $14,259
                                                     ______________
                                                     ______________

The Company has debt which has interest rates that vary with the LIBOR and prime rate. A 1% change in these rates would impact the Company's annual interest expense by approximately $438 thousand based on the Company's outstanding debt under these agreements as of August 31, 2003.








Item 8.          Financial Statements and Supplementary Data.
_____________________________________________________________

                           Independent Auditors' Report
                          ____________________________

The Stockholders and Board of Directors
Alico, Inc.:

We have audited the consolidated balance sheets of Alico, Inc. and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August
31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 15(a)(2) herein. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiaries at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG LLP
                                             (Signature)

Orlando, Florida
October 10, 2003

















 CONSOLIDATED BALANCE SHEETS
       (in thousands)
                                                         August 31,
                                                    2003           2002
                                               _____________   ____________

           ASSETS

Current assets:
    Cash, including time deposits and other
      cash investments of $16,303 in 2003
      and $10,028 in 2002                         $ 16,352         $ 10,140
    Marketable securities available for
      sale, at estimated fair value in
      2003 and in 2002 (Note 2)                     38,820           21,417
    Accounts receivable ($6,470 in 2003 and
      $6,457 in 2002 due from affiliate)
      (Note 12)                                      9,680            9,461
    Mortgages and notes receivable, current
      portion (Note 3)                               2,534            2,451
    Inventories (Note 4)                            21,845           21,672
    Income tax refund receivable                       229              271
    Other current assets                               744              855
                                              ____________     ____________

      Total current assets                          90,204           66,267
                                              ____________     ____________
Other assets:
    Land inventories                                16,587           16,787
    Mortgages and notes receivable, net of
      current portion (Note 3)                         234            2,693
    Investments                                        886              908
                                              ____________     ____________

      Total other assets                            17,707           20,388
                                              ____________     ____________

Property, buildings and equipment (Note 5)         144,578          142,355
    Less accumulated depreciation                  (39,741)         (37,100)
                                              ____________     ____________

      Net property, buildings and equipment        104,837          105,255
                                              ____________     ____________

      Total assets                            $    212,748     $    191,910
                                              ____________     ____________
                                              ____________     ____________

See accompanying Notes to Consolidated Financial Statements.









                                                        August 31,
                                                   2003           2002
                                               ____________   ____________



      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $      2,110   $      1,438
    Due to profit sharing plan (Note 10)                350            285
    Accrued ad valorem taxes                          1,519          1,524
    Current portion of notes payable (Note 6)         3,321          3,318
    Accrued expenses                                    988          1,169
    Deferred income taxes (Note 11)                   1,680          1,038
    Donation payable                                    754            771
                                               ____________   ____________

      Total current liabilities                      10,722          9,543

Deferred revenue                                         91            113
Notes payable (Note 6)                               54,127         52,658
Deferred income taxes (Note 11)                       9,668          9,728
Deferred retirement benefits (Note 10)                  120            119
Other non-current liability (Note 8)                  9,609          3,641
Donation payable                                      2,229          2,890
                                               ____________   ____________

      Total liabilities                              86,566         78,692
                                               ____________   ____________

Stockholders' equity:
    Preferred stock, no par value.  Authorized
      1,000,000 shares; issued, none                  -              -
    Common stock, $1 par value.  Authorized
      15,000,000 shares; issued and outstanding
      7,116,070 in 2003 and 7,080,344 in 2002         7,116          7,080
    Additional paid in capital                        3,074          1,716
    Accumulated other comprehensive income (loss)       961           (432)
    Retained earnings                               115,031        104,854
                                               ____________   ____________

      Total stockholders' equity                    126,182        113,218
                                               ____________   ____________

      Total liabilities and stockholders'
        equity                                 $    212,748   $    191,910
                                               ____________   ____________
                                               ____________   ____________


See accompanying Notes to Consolidated Financial Statements.









CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands except per share data)
                                              Years Ended August 31,
                                          2003         2002         2001

                                      ___________  ___________  ___________

Revenue:
  Citrus (including revenues from
    affiliate (Note 12)               $    24,107      $25,105      $27,570
  Sugarcane                                13,373       11,789       12,450
  Ranch                                     7,175        9,102        8,788
  Forest products                             292          355           91
  Rock and sand royalties                   2,154        1,999        1,726
  Oil lease and land rentals                  973          721          770
  Retail land sales                           211          114          138
                                      ___________   __________  ___________

     Operating revenue                     48,285       49,185       51,533
                                      ___________   __________  ___________

Costs of sales:
  Citrus production, harvesting and
    marketing (including charges from
    affiliate (Note 12))                   20,106       21,421       22,450
  Sugarcane production, harvesting
    and hauling                            10,188        9,457        9,628
  Ranch                                     6,790        8,515        7,394
  Retail land sales                           179          114          140
                                       __________  ___________  ___________

      Total costs of sales                 37,263       39,507       39,612
                                       __________  ___________  ___________


      Gross profit                         11,022        9,678       11,921

  General and administrative
    expenses                                6,319       10,806        5,471
                                       __________  ___________  ___________

Income (loss) from operations               4,703       (1,128)       6,450

Other income (expenses):

  Profit on sales of real estate:
    Sales                                  16,779       12,659       12,840
    Cost of sales                           1,785        1,018        1,486
                                       ___________  ___________  ___________












      Profit on sales of
        real estate, net                   14,994       11,641       11,354
  Interest and investment income            1,201        1,471        2,124
  Recovery of citrus eradication costs
    in excess of basis (Note 14)             -               -        2,968
  Interest expense (Note 6)                (2,081)      (2,421)      (3,029)
  Other                                       267          230          245
                                      ___________  ___________  ___________

      Total other income, net              14,381       10,921       13,662
                                      ___________  ___________  ___________

Income before income taxes                 19,084        9,793       20,112
Provision for income taxes (Note 11)        6,425        2,258        4,046
                                      ___________  ___________  ___________

      Net Income                           12,659  $     7,535  $    16,066
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding                               7,106        7,070        7,033
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding assuming dilution             7,256        7,188        7,057
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Per share amounts:
  Basic                               $      1.78  $      1.07  $      2.29
  Diluted                             $      1.74  $      1.05  $      2.28
  Dividends                           $      0.35  $      1.00  $      1.00

See accompanying Notes to Consolidated Financial Statements.























CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME(LOSS)
                                    (in thousands)
                                              Accumulated
                Common Stock      Additional    Other
            Shares                 Paid in  Comprehensive  Retained
            Issued      Amount     Capital      Income     Earnings    Total
            _______  __________  ___________   _______     ________   ________
Balances,
August 31,
 2000         7,028  $    7,028  $        18 $    1,159   $95,340 $    103,545
_________
Comprehensive
 income:
  Net income
   for the year
   ended
   August 31, 2001 -        -             -         -      16,066      16,066
  Unrealized gains
   on securities,
   net of taxes of $(174)   -             -        (288)      -          (288)
   of and reclass-
   ification adjustment                                            __________
    Total comprehensive
      income:        	                                               15,778
Dividends paid  -           -             -         -      (7,028)     (7,028)
Stock options
  Exercised      17         17           227                   -          244
Stock based
  compensation  -           -             86        -          -           86
          _________  _________    ___________   ________   _____  ___________

Balances,
August 31,
 2001         7,045 $    7,045 $         331   $   871 $  104,378  $  112,625
_________
Comprehensive
 income:
  Net income
  for the year
  ended
  August 31, 2002-         -              -         -       7,535       7,535
 Unrealized gains
  on securities
  net of taxes of $(622)   -              -     (1,303)       -        (1,303)
  and reclass-
  ification adjustment                                            ___________
   Total comprehensive
     income: 	   	                                                6,232
Dividends paid   -           -            -         -      (7,059)     (7,059)
Stock options
  exercised      35         35           494        -         -           529
Stock based
 compensation    -           -           891        -         -           891
            _________  _________  __________   _______   _______  ___________






Balances,
August 31,
2002	        7,080 $    7,080 $   1,716    $ (432)    $104,854   $   113,218
_________

Comprehensive
 income:
  Net income
  for the year
  ended
  August 31, 2003          -         -         -         12,659        12,659
  Unrealized gains
  (losses) on securities,
  net of taxes of $552     -         -       1,393          -           1,393
  of and reclass-
  ification adjustment                                            ___________
   Total comprehensive income:	                                   14,052
Dividends paid  -          -         -         -         (2,482)       (2,482)
Stock options
 exercised       36         36       519       -            -             555
Stock based
 compensation   -           -        839       -            -             839
          _________  _________  _________   _______   _________   ___________
Balances,
August 31,
 2003         7,116  $   7,116 $   3,074    $  961     $115,031    $  126,182
          _________ __________ ___________   ________  ________   ___________
          _________ __________ ___________   ________  ________   ___________

Disclosure of reclassification amount:       2003         2002         2001
                                           ________    __________   ________
  Unrealized holding gains (losses)
      arising during the period 	   $     2,651   $    (1,774)   $  (207)
  Less: reclassification adjustment
      for gains (losses) included in net
      income  				         1,258          (471)        81
                                           ________    __________   _________

        Net unrealized gains
         (losses) on securities        $     1,393   $    (1,303)$     (288)
                                          _________     _________   _________
                                          _________     _________   _________

See accompanying Notes to Consolidated Financial Statements.


















                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                              Years Ended August 31,
                                            2003        2002          2001
                                        ___________  ___________  __________
Increase (Decrease) in Cash and Cash Investments:
Cash flows from operating activities:
  Net income                          $    12,659  $     7,535  $    16,066
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization           6,723        6,982        6,946
    (Gain) loss on breeding herd sales        (16)         (84)         (77)
    Deferred income tax expense, net          582        1,263        1,179
    Deferred retirement benefits                1          (31)        (102)
    Net (gain) loss on sale of marketable
      securities                             (691)         381         (160)
    (Gain) Loss on sale of property
      and equipment                           606         (150)       1,642
    Gain on real estate sales             (15,026)     (11,758)     (11,586)
    Stock options granted below fair
      market value                            839          891           86
    Cash provided by (used for) changes in:
      Accounts receivable                    (218)         692        1,847
      Inventories                            (173)       1,059       (1,702)
      Other assets                            111           57         (600)
      Accounts payable and accrued
        expenses                            5,840        2,944         (112)
      Income taxes payable                     42         (294)      (4,147)
      Deferred revenues                       (23)          48           53
                                      ___________  ___________  ___________
        Net cash provided by operating
          activities                       11,256        9,535        9,333
                                      ___________  ___________  ___________
Cash flows from investing activities:
  Increase in land inventories               (684)      (9,785)        (925)
  Purchases of property and
    equipment                              (7,325)      (9,270)      (8,502)
Proceeds from disposals of
    property and equipment                    431        1,257          959
  Proceeds from sale of real
    estate                                 15,911       12,789        2,880
  Purchases of investments                  -             (126)        (212)
  Purchases of marketable
    securities                            (20,257)      (8,047)      (3,013)
  Proceeds from sales of
    marketable securities                   4,958        3,673        2,039
  Issuances of mortgages and
    notes receivable                        -              (79)        (381)
  Collection of mortgages and
    notes receivable                        2,377        2,528        2,630
                                      ___________   __________  ___________
          Net cash used for
            investing activities           (4,589)      (7,060)      (4,525)
                                      ___________  ___________  ___________







                                             Years Ended August 31,
                                          2003         2002         2001
                                      ___________  ___________  ___________

Cash flows from financing activities:
  Proceeds from exercising
      stock options                           555          529          244
  Proceeds from bank loans                 33,169       43,597       43,194
  Repayment of bank loans                 (31,697)     (35,627)     (36,789)
  Dividends paid                           (2,482)      (7,059)      (7,028)
                                      ___________  ___________  ___________
          Net cash provided by
            (used for) financing
            activities                       (455)       1,440         (379)
                                      ___________  ___________  ___________
          Net increase (decrease) in
            cash and cash investments       6,212        3,915        4,429

Cash and cash investments:
  At beginning of year                     10,140        6,225        1,796
                                      ___________  ___________   __________

  At end of year                      $    16,352  $    10,140  $     6,225
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________
Supplemental disclosures of cash flow information:

  Cash paid for interest,
    net of amount capitalized         $     1,767  $     2,124  $     3,102
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


  Cash paid for income taxes,         $     1,060  $       943  $     3,116
    including related interest (Note 11)__________  ___________  ___________
                                       ___________  ___________  ___________
  Noncash investing activities:

    Fair value adjustments to
       securities available for sale  $     1,945  $    (1,925) $      (462)
						  ___________  ___________  ___________
						  ___________  ___________  ___________

    Income tax effect related
       to fair value adjustments      $      552   $      (622) $      (174)
						  ___________  ___________  ___________
						  ___________  ___________  ___________

    Reclassification of breeding
       herd to Property & Equipment   $      700   $       515  $       370
						  ___________  ___________  ___________
						  ___________  ___________  ___________

See accompanying Notes to Consolidated Financial Statements.







   			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended August 31, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies
     __________________________________________

     (a)  Basis of Consolidated Financial Statement Presentation
          ______________________________________________________

          The consolidated financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), and Alico-Agri, Ltd. after elimination of all significant intercompany balances and transactions.

     (b)  Revenue Recognition
          ___________________

          Income from the sale of citrus is recognized at the time the crop is harvested. Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $198 thousand, $568 thousand, and $617 thousand during fiscal years
          2003, 2002 and 2001, respectively.

          Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor's advance payment, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price increases to the sugar pool have caused the Company to recognize additional revenue from the prior year's crop totaling $356 thousand, $318 thousand and $49 thousand during the fiscal year's 2003, 2002, and 2001, respectively.

          The Company recognizes revenue from cattle sales at the time the cattle are sold at auction.

     (c)  Real Estate
          ___________

          Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Saddlebag are not recognized until the buyer's initial investment or cumulative payments of principal and interest equal or exceed 10 percent of the contract sales price. Commercial or bulk land sales, made mostly through Alico-Agri, Ltd. are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25%, of the contract sales price. At August 31, 2000, the Company did not recognize gross profit totaling $9,540,000 related to commercial real estate which was sold subject to a mortgage note receivable (note 3). The terms of the sale called for 10% of the contract price of $10,600,000 to be paid at closing. The $1,060,000 less the land basis and closing costs was recognized as a gain on the sale of real estate totaling $287,880 during the year ended August 31, 2000.

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








     (e)  Inventories
          ___________

          The costs of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

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

          Depreciation for financial reporting purposes is computed on straight-line or accelerated methods over the estimated useful lives of the various classes of depreciable assets.










          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets".
          This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (g) Land Inventories

          Land inventories are carried at cost and consist of property located in Lee County, Florida and owned by Alico-Agri, Ltd., and residential lots in Polk County, Florida and owned by Saddlebag. The Lee County property is held for sale as commercial real estate.

         (h) Other Investments

          Other investments are carried at cost which primarily includes stock owned in agricultural cooperatives. The Company uses cooperatives to process and sell sugarcane and citrus.
          Cooperatives typically require members to acquire ownership as a term of use of its services.

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

         (j) Net Earnings Per Share
          ________________________

          Outstanding stock options issued by the Company represent the only dilutive effect reflected in the computation of weighted average shares outstanding assuming dilution. Options do not impact the numerator of the earnings per share computation.







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

         (l)  Use of Estimates
          ________________

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate. The valuation of the Company's inventories and the recognition of citrus and sugarcane revenues are two of the more significant estimates made by Management.

         (m)  Financial Instruments and Accruals
          __________________________________

          The carrying amounts in the consolidated balance sheets for accounts receivable, mortgage and notes receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items.
          The carrying amounts reported for the Company's long-term debts approximate fair value because they are arms length transactions with commercial lenders at market interest rates.

          (n) Derivative and Hedging Instruments
          __________________________________

          The Company engages in cattle futures trading activities for the purpose of economically hedging against price fluctuations. The Company records gains and losses related to economic hedges in costs of goods sold. At August 31, 2003 and 2002, the Company had no open positions.

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







         (p) Stock-Based Compensation
         ________________________

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123,"Accounting for Stock-based Compensation"
        (SFAS 123)and amended by Statement of Financial Accounting Standards
         No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

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

       (r) Reclassifications
        _________________

        Certain amounts from 2002 and 2001 have been reclassified to conform to the 2003 presentation.

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























        The cost and estimated fair values of marketable securities available for sale at August 31, 2003 and 2002 (in thousands) were as follows:

                           2003                            2002
               _____________________________   _____________________________

                           Gross   Estimated               Gross   Estimated
Equity                  Unrealized   Fair               Unrealized    Fair
  securities:    Cost  Gains Losses  Value      Cost   Gains  Losses  Value
               _______  ____  ____  _______    ______  ______  ___  ________

Preferred
  stocks       $ 2,504 $  85  $ (65) $ 2,524   $ 3,160  $ 65   $(79)$  3,146
Common stocks    1,893   221   (306)   1,808     1,734   135   (242)   1,627
Mutual funds*   10,181 1,801      -   11,982     9,908   479   (147)  10,240
               _____________________________   ______________________________
Total equity
  securities    14,578 2,107   (371)  16,314    14,802   679   (468)  15,013
               _____________________________   ______________________________

Debt securities:

Municipal bonds    515    28     -       543       559    36     -       595
Mutual funds     8,435   421   (609)   8,247     5,418   232   (882)   4,768
Fixed maturity
  funds         11,146     -    (31)  11,115       282    15     (1)     296
Corporate bonds  2,762    22   (183)   2,601       882    14   (151)     745
               _____________________________   ______________________________

Total debt
  securities    22,858   471   (823)  22,506     7,141   297 (1,034)   6,404
               _____________________________   ______________________________

Marketable
  securities
  available
  for sale      37,436 2,578 (1,194)  38,820    21,943   976 (1,502)  21,417
               _____________________________   ______________________________
               _____________________________   ______________________________

* Includes shares held by regulated investment companies as well as a limited partnership hedge fund primarily investing in marketable equity securities.

     At August 31, 2003, debt instruments (net of mutual funds of $8,435) are collectible as follows: $8,115 within one year, $4,454 between one and five years, $1,335 between five and ten years, and $519 there after.














(3)  Mortgage and Notes Receivable
     ____________________________

     Mortgage and notes receivable arose from real estate sales. The balances (in thousands) are as follows:


                                    August 31, 2003        August 31, 2002
                                    _______________        _______________


Mortgage notes receivable
 on retail land sales               $           235        $           193
Mortgage notes receivable
 on bulk land sales                           2,420                  4,926
Other notes receivable                          113                     25
                                   ________________        _______________

Total mortgage and notes
 receivable                        $          2,768        $         5,144
Less current portion                          2,534                  2,451
                                   ________________        _______________

  Non-current portion              $            234        $         2,693
                                   ________________        _______________
                                   ________________        _______________


    In July 2000, the Company received a mortgage note in exchange for land sold. The note totaled $9,540,000 and principal payments of $2,385,000 are due annually on July 14, bearing interest at LIBOR, over four years.

(4)  Inventories
     ___________

     A summary of the Company's inventories (in thousands) at August 31, 2003 and 2002 is shown below:


                                                 2003         2002
                                               _______      _______


          Unharvested fruit crop on trees      $ 8,135      $ 8,599
          Unharvested sugarcane                  5,159        5,274
          Beef cattle                            7,892        7,507
          Sod                                      659          292
                                               _______      _______

               Total inventories               $21,845      $21,672
                                               _______      _______
                                               _______      _______






(5)  Property, Buildings and Equipment
     _________________________________

     A summary of the Company's property, buildings and equipment (in thousands) at August 31, 2003 and 2002 is shown below:



                                                               Estimated
                                               2003     2002   Useful Lives
                                             _______  _______  ____________

          Breeding herd                      $12,711  $12,618   5-7 years
          Buildings                            3,875    3,945   5-40 years
          Citrus trees                        31,109   28,555  22-40 years
          Sugarcane                            8,350    8,360   4-15 years
          Equipment and other facilities      29,526   29,996   3-40 years
                                             _______  _______

             Total depreciable properties     85,571   83,474
          Less accumulated depreciation       39,741   37,100
                                             _______  _______

             Net depreciable properties       45,830   46,374
          Land and land improvements          59,007   58,881
                                             _______  _______
             Net property, buildings
               and equipment                $104,837 $105,255
                                             _______  _______
                                             _______  _______

     The Company's unharvested sugarcane and cattle are partially uninsured.

(6)  Indebtedness
     ____________

     The Company has financial agreements with commercial banks that permit the Company to borrow up to $54.0 million. The financing agreements allow the Company to borrow up to $41.0 million which is due in 2005 and up to $3.0 million which is due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10.0 million to be paid in equal principal installments over five years with interest to be paid quarterly. The outstanding debt under these agreements was $43.8 million and $41.0 million at August 31, 2003 and 2002, respectively.

     In March 1999, the Company mortgaged 7,680 acres for $19.0 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The outstanding debt under the mortgage was $13.4 million and $14.7 million as of August 31, 2003 and 2002, respectively. The total long-term portion of the Company's indebtedness at August 31, 2003 and 2002 was $54.1 million and $52.7 million, respectively.

     Maturities of the indebtedness of the Company over the next five years (in thousands) are as follows: 2004- $3,321; 2005- $36,264; 2006-
     $3,312; 2007- $3,315; 2008- $1,318 and $9,918 thereafter.








     Interest cost expensed and capitalized (in thousands) during the three years ended August 31, 2003, 2002 and 2001 was as follows:

                                             2003      2002      2001
                                            ______    ______    ______


          Interest expense                  $2,081    $2,421    $3,029
          Interest capitalized                 267       322       175
                                            ______    ______    ______

               Total interest cost          $2,348    $2,743    $3,204
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

                                                               Weighted
                                               Weighted         average
                                Shares          average        remaining
                                Under          exercise       contractual
                                Option          price       Life (in years)
                                ______        _________     _______________

     Balance outstanding,
     August 31, 2001            84,080         $14.62             7

     Granted                    69,598         $15.68       _______________

     Exercised                  35,831         $14.76
                                ______        _________     _______________
     Balance outstanding,
     August 31, 2002           117,847          15.20             7
                                                            _______________
     Granted                    67,280          15.68       _______________

     Exercised                  35,726          15.53
                                ______        _________

     Balance outstanding,
     August 31, 2003           149,401         $15.34             9
                                ______        _________     _______________
                                ______        _________     _______________


     On August 31, 2003 and 2002, there were 412,356 and 479,636 shares available for grant, respectively.

     The fair value of stock options granted was $845 thousand in 2003 and $819 thousand in 2002 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:
                                     2003              2002
                                     ____              ____

     Volatility                      8.39%             8.39%
     Dividend paid                   2.23%             6.38%
     Risk-free interest rate         4.75%             4.75%
     Expected life in years           1                 1







     All stock options granted, except as noted in the paragraph below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the date of the grant, and a vesting period of one year.

     The Company applies APB Opinion No. 25 for issuances to directors and employees in accounting for its Plan. No compensation cost was recognized in the consolidated financial statements through August 31, 2001, as options were issued at or above fair value. On September 9, 1999, the Company granted 14,992 stock options with an exercise price of $14.62 and a fair value of $15.813. The Company recorded $18 thousand of unearned compensation at the date of the grant. On September 12, 2000, the Company granted an additional 51,074 stock options with an exercise price of $14.62 and a fair value of $16.313. The Company recorded $86 thousand of unearned compensation at the date of the grant.

     On September 11, 2001, the Company granted an additional 69,598 stock options with an exercise price of $15.68 and a fair value of $28.48. The Company recorded $891 thousand of unearned compensation at the date of the grant. On September 10, 2002, the Company granted an additional 67,280 stock options with an exercise price of $15.68 and a fair value of $28.15. The Company recorded $839 thousand of unearned compensation at the date of the grant.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below (in thousands):

                                                  2003              2002
                                                  ____              ____


     Net income as reported                   $    12,659       $     7,535

     Pro forma net income                     $    12,653       $     7,607

     Basic earnings per share, as reported    $      1.78       $      1.07

     Pro forma basic earnings per share       $      1.78       $      1.08


(10) Employee Benefit Plans
     ______________________

     The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan (in thousands) were $350, $285 and $444 for the years ended August 31, 2003, 2002 and 2001, respectively.

     Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning this plan are as follows:







                                                         August 31,
                                                   2003             2002
                                                  _____             ______

Beginning benefit obligation                      3,785   		2,446
   Service cost			    			    626		  714
   Interest cost						    234 		  185
   Benefits paid						   (132)		  (79)
   Actuarial losses					     -  		  517
   Other							      2  		    2
                        			        ______ 		______

Ending benefit obligation				  4,515		3,785
								  ______		______

Changes in plan assets

Beginning plan assets					  3,666		2,299
   Return on plan assets				    109		  834
   Employer contributions				     39		  545
   Plan participant contributions			    115		   67
   Benefits paid						   (132)  		  (79)
								  ______		______

Ending plan assets					  3,797		3,666
								  ______		______

Net pension liability		 	 		    718		  119
   Less: current payable				   (598)		   -
								  ______		______

Long term portion						    120		  119
								  ______		______

Components of net pension cost

   Service cost, net of participant contributions   511		  301
   Interest cost						    234		  185
   Expected return on plan assets			     -		   -
   Prior service cost amortization			      2		    2
								  ______		______

Net pension cost for defined benefit plan		    747		  488
								  ______		______

The net benefit obligation was computed using a discount rate of 6.25%.















(11) Income Taxes
     ____________
     The provision for income taxes (in thousands) for the years ended August 31, 2003, 2002 and 2001 is summarized as follows:


                                       2003      2002      2001
                                      ______    ______    ______

          Current:
              Federal income tax      $5,872    $3,713    $2,428
              State income tax           628       396       439
                                      ______    ______    ______

                                       6,500     4,109     2,867
                                      ______    ______    ______
          Deferred:
              Federal income tax         (68)   (1,673)    1,058
              State income tax            (7)     (178)      121
                                      ______    ______    ______

                                         (75)   (1,851)    1,179
                                      ______    ______    ______
                 Total provision for
                   income taxes       $6,425    $2,258    $4,046
                                      ______    ______    ______
                                      ______    ______    ______



































     Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 2003, 2002 and 2001:


                                        2003      2002      2001
                                      ______    ______    ______

          Expected income tax         $6,489    $3,330    $6,838
          Increase (decrease)
            resulting from:
              State income taxes, net
                of federal benefit       410       144       328
              Nontaxable interest
                and dividends            (97)     (102)     (113)
              Internal Revenue Service
                examinations              14        11       479
              Income from Agri-
                Insurance
                Company, Ltd.           (752)   (1,156)   (3,829)
              Other reconciling
                items, net               361        31       343
                                      ______    ______    ______
     Total provision for
                income taxes          $6,425    $2,258    $4,046
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






















     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                    2003       2002
                                  _______    _______

 Deferred Tax Assets:
    Contribution carry forward     (1,632)    (1,698)
    Pension                          (183)      (168)
    Prepaid sales commissions        (802)      (789)
    Land inventories                 (488)      (480)
    Deferred retirement benefits     (749)      (502)
    Other                          (1,256)    (1,380)
                                  _______    _______
      Total gross deferred
        tax assets                 (5,110)    (5,017)
                                  _______    _______

 Deferred Tax Liabilities:
    Revenue recognized from
      citrus and sugarcane            607        458
    Property and equipment
      (principally due to
       depreciation and soil
       and water deductions)       12,981     12,645
    Mortgage notes receivable          11         10
    Inventories                     1,205        886
    Deferred real estate gains      1,625      1,600
    Other                              29        184
                                  _______    _______
      Total gross deferred
        tax liabilities            16,458     15,783
                                  _______    _______
  Net deferred income
        tax liabilities           $11,348    $10,766
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

     Agri issued its initial policy in August 2000 to a third party. Agri's ability to underwrite insurance risks has been limited to its operational liquidity, by the Registrar of Companies in Bermuda. Agri will be able to underwrite additional insurance as its liquidity is increased from additional asset sales and as payments are received on prior sales. For Federal income tax purposes, only premiums received by Agri from policies of insurance issued to parties other than its parent, Alico, are considered insurance premiums. The preceding limiting factors resulted in Agri not incurring a tax liability on underwriting profits or investment income. Agri's tax status resulted in it filing its Federal tax return on a stand alone basis for the calendar year periods ending December 31, 2002, 2001 and 2000.

     The Internal Revenue Service has notified the Company of its intent to examine the Company tax returns for the years ended August 31, 2001 and 2002. Any adjustments resulting from the examination will be currently due and payable. No adjustments have been proposed to date.

(12) Related Party Transactions
     __________________________

     Citrus
     ______

     Citrus revenues of $17.7 million, $19.1 million and $19.9 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2003, 2002 and 2001, respectively. Griffin and its subsidiaries is the owner of approximately 49.52 percent of the Company's common stock. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling
     $6.5 million at both August 31, 2003 and 2002. These amounts represent estimated revenues to be received periodically under pooling agreements as sale of pooled products is completed.

     Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $6.6 million, $7.1 million, and $7.6 million for the years ended August 31, 2003, 2002 and 2001, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors. The aggregate cost of these services was $2.1 million, $2.0 million and $2.2 million for the years ended August 31, 2003, 2002 and 2001, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $435 thousand and $594 thousand at August 31, 2003 and 2002, respectively.









     Other Transactions
     __________________

     The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $6.4 million, $6.2 million and $6.0 million during the years ended August 31, 2003, 2002 and 2001, respectively.

     Griffin purchased catastrophic business interruption coverage from Agri during fiscal 2003, 2002 and 2001. The total coverage under the policy was $3.5 million, $3.2 million and $3.2 million for the fiscal years 2003, 2002 and 2001, respectively. The policy renews annually in December for a one year term. The premiums charged under this policy were $138 thousand, $128 thousand and $114 thousand for 2003, 2002 and 2001, respectively.

(13) Future Application of Accounting Standards
     __________________________________________
     In May 2003 the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enter-prise obtains an interest after that date, and for variable interest entities created before that date, the provisions are effective July 1, 2003. The adoption of Interpretation No. 46 is not expected to have a material effect on the financial condition, results of operations, or liquidity of the Company.







(14) Recovery of Citrus Canker Eradication Costs in Excess of Basis
     ______________________________________________________________

     The Company incurred losses during the year ended August 31, 2001 related to citrus canker eradication. The eradication program called for the removal of 507 acres of citrus trees from a grove in Hendry County, Florida. While the trees were insured under the Federal Crop Insurance Program, additional relief funding was available and secured by the Company from both Federal and State government sources. A summary of the recovery sources, related basis of the trees removed and the crop inventory losses are summarized (in thousands) as follows:

                                         2003     2002     2001
                                        ______    ______   ______

          Recovery Sources
             Federal                  $     -  $      -   $2,830
             State                          -         -      157
             Insurance                      -         -      219
                                        ______   ______   ______

                Total Recovery              -         -    3,206

          Loss Basis
             Net Book Value of Trees        -         -      238
             Fruit Inventory                -         -        -
                                        ______   ______   ______

                Total Basis                 -         -      238
                                        ______   ______   ______

          Excess of Recovery over Basis $   -  $      -  $ 2,968
                                        ______   ______   ______
                                        ______   ______   ______


























15) Reportable Segment Information
    ____________________________

    The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's reportable segments (in thousands) for the years ended August 31, 2003, 2002 and 2001 is summarized as follows:



                                        2003        2002        2001
                                     ________    ________    ________

     Revenues
       Agriculture:
         Citrus                      $ 24,107    $ 25,105    $ 27,570
         Sugarcane                     13,373      11,789      12,450
         Ranch                          7,175       9,102       8,788
                                     ________    ________    ________
           Total revenues from
             external customers
             for reportable segments   44,655      45,996      48,808
         Other revenues from
             external customers         3,630       3,189       2,725
                                     ________    ________    ________

     Total operating revenue         $ 48,285    $ 49,185    $ 51,533
                                     ________    ________    ________
                                     ________    ________    ________

     Costs of sales:
         Citrus                      $ 20,106    $ 21,421    $ 22,450
         Sugarcane                     10,188       9,457       9,628
         Ranch                          6,790       8,515       7,394
                                     ________    ________    ________

           Total costs of sales
            for reportable segments    37,084      39,393      39,472

       Other costs of sales               179         114         140
                                     ________    ________    ________

           Total consolidated
            costs of sales           $ 37,263    $ 39,507    $ 39,612
                                     ________    ________    ________
                                     ________    ________    ________













                                       2003        2002        2001
                                     ________    ________    ________

     Gross profit:
       Agriculture:
         Citrus                      $  4,001    $  3,684    $  5,120
         Sugarcane                      3,185       2,332       2,822
         Ranch                            385         587       1,394
                                     ________    ________    ________
           Total profit for
            reportable segments         7,571       6,603       9,336

       Other gross profit               3,451       3,075       2,585
                                     ________    ________    ________

          Consolidated gross profit    11,022       9,678      11,921
                                     ________    ________    ________
     Unallocated amounts:
       Profit on sale of bulk
         real estate                   14,994      11,641      11,354
       Other corporate expense         (6,932)    (11,526)     (3,163)
                                     ________    ________    ________

Income before income taxes           $ 19,084    $  9,793    $ 20,112
                                     ________    ________    ________
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  3,216    $  4,704    $  3,310
         Sugarcane                      1,451       1,293       2,632
         Ranch                          2,245       3,240       2,157
                                     ________    ________    ________

           Total agriculture capital
             expenditures for
             reportable segments        6,912       9,237       8,099
       Other capital expenditures       1,113         548         773
       Cattle transferred from
        inventory held for sale
        into breeding stock              (700)       (515)       (370)
                                     ________    ________    ________

           Total consolidated
             capital expenditures    $  7,325    $  9,270    $  8,502
                                     ________    ________    ________
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,354    $  2,394    $  2,405
         Sugarcane                      2,414       2,527       2,587
         Ranch                          1,474       1,573       1,456
                                     ________    ________    ________







           Total depreciation,
            depletion and amortization
            for reportable segments     6,242       6,494       6,448
       Other depreciation, depletion,
        and amortization                  481         488         498
                                     ________    ________    ________

           Total consolidated depreciation,
            depletion and
            amortization             $  6,723    $  6,982    $  6,946
                                     ________    ________    ________
                                     ________    ________    ________
     Assets:
       Agriculture:
         Citrus                      $ 54,549    $ 53,876    $ 53,266
         Sugarcane                     52,283      52,015      51,678
         Ranch                         22,430      21,920      22,205
                                     ________    ________    ________
     Total assets for
      reportable segments             129,262     127,811     127,149
       Other assets                    83,486      64,099      51,985
                                     ________    ________    ________

           Total consolidated assets $212,748    $191,910    $179,134
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




























                     SELECTED QUARTERLY FINANCIAL DATA
                                (UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 2003 and August 31, 2002, is as follows:
                                    Quarters Ended
             November 30,       Feb. 28,         May 31,        August 31,
             2002    2001     2003    2002    2003    2002     2003   2002
           _______ _______  _______ _______  _______ _______  _______ ______
Revenue:
  Citrus   $ 1,621 $ 1,506  $ 9,774 $ 7,689  $ 9,247 $ 9,889  $ 3,465 $6,021
  Sugarcane  2,748   2,255    5,212   6,978    4,977   1,883      436    673
  Ranch      2,118   3,590    1,146   2,013    3,086   2,536      825    963
  Property
    sales      535   2,819      134   8,547      178     252   16,143  1,155
  Interest     276     497      245     336      229     403      451    235
  Other
    revenues   957     879      942     569      703     983    1,084    874
           _______ _______  _______ _______  _______ _______  _______ ______
    Total
    revenue  8,255  11,546   17,453  26,132   18,420  15,946   22,404  9,921
           _______ _______  _______ _______  _______ _______  _______ ______
 Costs and expenses:
  Citrus     1,580   1,485    9,405   7,348    7,385   7,605    1,736  4,983
  Sugarcane  2,224   1,855    4,062   5,497    3,476   1,864      426    241
  Ranch      2,214   3,010    1,025   1,857    2,658   2,434      893  1,214
  Interest     541     514      483     531      518     682      539    694
  Other      1,347   1,401    1,398   5,888    1,436   1,341    4,102  3,308
            ______  ______   ______  ______   ______   _____    _____  _____
Total costs
    and
    expenses 7,906   8,265   16,373  21,121   15,473  13,926    7,696 10,440
		______  ______   ______  ______   ______   _____    _____  _____
Income (loss) be-
  fore income
  taxes        349   3,281    1,080   5,011    2,947   2,020   14,708   (519)
Provision for
  income
  taxes         91     277      290     295      882   1,589    5,162     97
            ______  ______   ______  ______   ______  ______   ______  _____
Net income
    (loss)  $  258  $3,004   $  790  $4,716   $2,065  $  431  $ 9,546   (616)
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Basic earnings (loss)
  per share  $ .04   $ .43   $  .11  $  .66   $  .29  $  .06   $ 1.34  $(.08)
            ______  ______   ______  ______   ______  ______   ______  _____
            ______  ______   ______  ______   ______  ______   ______  _____
Weighted average
 Shares out-
 standing    7,097   7,056    7,108   7,065    7,110   7,073    7,111   7,070
            ______  ______   ______  ______   ______  ______   ______  ______
            ______  ______   ______  ______   ______  ______   ______  ______







Item 9.           Changes in & Disagreements with Accountants on
                  Accounting and Financial Disclosure.
_______________________________________________________________________

     None

Item 9 (a)  Controls and Procedures.
__________________________________________

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

                                  PART III
                                  ________

Item 10.          Directors and Executive Officers of the Registrant.
_____________________________________________________________________

Executive Officers of the Company
_________________________________

Information with respect to Directors and Executive Officers may be found under the captions "Nomination for Election as Directors" and "Executive Officers" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held December 4, 2003 (the "Proxy Statement"). Such information is incorporated herein by reference.

Section 16 (a) - Beneficial Ownership Reporting Compliance
______________________________________________________

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 2003 fiscal year and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 2003, with the following two exceptions. William L. Barton filed one late Form 4 related to the sale of shares in the Company and Amy Gravina filed one late Form 3 related to the initial acquisition of shares in the Company by a family member.

For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

The information called for regarding directors is incorporated by reference to the Company's Proxy Statement dated November 10, 2003.

Code of Ethics
______________

The Company adopted a code of Business Conduct and Ethics during fiscal
2003. This Code of Ethics applies to all directors, officers and employees and includes a "Whistleblower Policy" with procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of the Code of Ethics is attached as an Exhibit to this annual Report on Form 10-K, and is also posted on the Company's website. Any person will be provided with a copy of such Code of Ethics without charge upon written request to the Company's address, attention: Denise Plair, Corporate Secretary.

Item 11.          Executive Compensation.
_________________________________________

The information in the Proxy Statement set forth under the captions "Executive Compensation" and "Directors' Compensation, Committees of the Board of Directors and certain meetings" is incorporated herein by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.
______________________________________________________________________

Information called for by Items 12 is incorporated by reference to the Company's Proxy Statement dated November 10, 2003.


Item 13.          Certain Relationships and Related Transactions.
_________________________________________________________________

Information called for by Items 13 is incorporated by reference to the Company's Proxy Statement dated November 10, 2003.

Item 14.          Principal Accountant's Fees and Services.
_________________________________________________________________

Information called for by Items 14 is incorporated by reference to the Company's Proxy Statement dated November 10, 2003.










                                   PART IV
                                   _______

Item 15.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.
                  ____________________________________________________


(a)1.  Financial Statements:
       ____________________

       Included in Part II, Item 8 of this Report

       Report of Independent Auditors'

       Consolidated Balance Sheets  -  August 31, 2003 and 2002

       Consolidated Statements of Operations - For the Years Ended August 31, 2003, 2002 and 2001

       Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) - For the Years Ended August 31, 2003, 2002 and 2001

       Consolidated Statements of Cash Flows - For the Years Ended August 31, 2003, 2002 and 2001


(a)2.  Financial Statement Schedules:
       _____________________________

       Selected Quarterly Financial Data  -  For the Years Ended
       August 31, 2003 and 2002  -  Included in Part II, Item 8

       Schedule I - Marketable Securities and Other Investments - at August 31, 2003

       Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 2003, 2002 and 2001

       Schedule VI  -  Reserves for Depreciation, Depletion and
       Amortization of Property, Plant and Equipment  -  For the
       Years Ended August 31, 2003, 2002 and 2001

       Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 2003, 2002 and 2001

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
              Amended to September 13, 1994

       (4)  Instruments Defining the Rights of Security Holders,
            Including Indentures  -  Not Applicable

       (10) Material Contracts - Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. *

       (11) Statement  -  Computation of Weighted Average Shares
            Outstanding and Per Share Earnings.

       (12) Statement  -  Computation of Ratios

	 (14) Code of ethics

       (19) Annual Report to Security Holders  -  By Reference

       (21) Subsidiaries of the Registrant - Sadddlebag Lake Resorts, Inc. (incorporated in 1971) and Agri-Insurance Company, Ltd. (incorporated in 2000).

       (22) Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

 (99) Additional Exhibits  -  None
























(b)    Reports on Form 8-K:
       ___________________

       Form 8-K dated August 12, 2003 regarding settlement agreement proceedings.

       Form 8-K dated July 15, 2003 regarding land sale.

       Form 8-K dated June 12, 2003 regarding land sale.

       Form 8-K dated April 8, 2003 regarding settlement agreement enforceability.

       Form 8-K dated March 26, 2003 regarding land sale.

       Form 8-K dated March 12, 2003 regarding land sale.

       Form 8-K dated February 24, 2003 regarding settlement agreement enforceability.

       Form 8-K dated December 10, 2002 regarding land sale.

       Form 8-K dated December 6, 2002 regarding re-election of directors, Officers, and additional comments by the chairman.

       Form 8-K dated September 17, 2002 regarding land sale.

       Form 8-K dated September 16, 2002 announcing new director.

*Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.



























                                 	ALICO, INC.

                                    SCHEDULE I

                   Marketable Securities and Other Investments
                                (in thousands)

                                  August 31, 2003

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
and Title of    Amounts of Bonds     Each       at Balance    Carried in the
Each Issue         and Notes         Issue      Sheet Date     Balance Sheet
______________  _______________   ___________   ____________     ___________


Municipal Bonds         500       $       515   $        543     $       543

Corporate Bonds       2,557             2,762          2,601           2,601

Mutual-Debt           8,435             8,435          8,247           8,247

Preferred Stocks         99             2,504          2,524           2,524

Common Stocks            67             1,893          1,808           1,808

Mutual Equity        10,181            10,181         11,982          11,982

Fixed maturity
 Funds               11,146            11,146         11,115          11,115
                                  ___________    ___________     ___________

     Total:                       $    37,436    $    38,820     $    38,820
                                  ___________    ___________     ___________
                                  ___________    ___________     ___________



See accompanying independent auditors report















                                   ALICO, INC.
                                   SCHEDULE V
                                 (In Thousands)

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

For Year Ended August 31, 2003
______________________________

Land              $    31,542  $      126   $     374  $        $     31,294
Roads                   2,247          33                              2,280
Agricultural Land
  Preparation              10                                             10
Forest Improvements       100                                            100
Pasture
  Improvements          3,174         154                              3,328
Buildings               3,927         168         238                  3,857
Feeding and Watering
  Facilities for
  Cattle Herd              23                                             23
Water Control
  Facilities                5                                              5
Fences                    303           9          39                    273
Cattle Pens               167          10          29                    148
Interest-Ranch             34           4                                 38
Irrigation System-
  Ranch                   676                                            676
Citrus Groves,
  Including Irrigation
  Systems              47,881       2,709         374                 50,216
Equipment               9,358         761         470                  9,649
Breeding Herd          12,618       1,859       1,766                 12,711
Sugarcane-Land Prep-
  aration, Etc.        26,853       1,256       1,812                 26,297
Sod Land-Prep-
  aration, Etc.         1,583         193                              1,776
Farm Land Prep-
  aration, Etc.         1,854          43                              1,897
                  ___________ ___________  __________  _______  ____________
                 $    142,355 $     7,325  $    5,102  $        $    144,578
                  ___________ ___________  __________  _______  ____________
                  ___________ ___________  __________  _______  ____________


   See accompanying independent auditors report







                                   ALICO, INC.
                                   SCHEDULE V
                                 (In thousands)

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

For Year Ended August 31, 2002
______________________________

Land              $    31,624  $       51  $      133  $         $    31,542
Roads                   2,189          58                              2,247
Agricultural Land
  Preparation              10                                             10
Forest Improvements       100                                            100
Pasture
  Improvements          3,039         135                              3,174
Buildings               3,789         138                              3,927
Feeding and Watering
  Facilities for
  Cattle Herd              18           7           2                     23
Water Control
  Facilities                5                                              5
Fences                    286          18           1                    303
Cattle Pens               176                       9                    167
Interest-Ranch             17          17                                 34
Irrigation System-
   Ranch                  330         346                                676
Citrus Groves,
  Including Irrigation
  Systems              45,112       4,065       1,296                 47,881
Equipment               9,447       1,316       1,405                  9,358
Breeding Herd          12,465       1,723       1,570                 12,618
Sugarcane-Land Prep-
  aration, Etc.        27,039       1,180       1,366                 26,853
Sod-Land Prep-
  aration, Etc.           858         725                              1,583

Farm Land Prep-
  aration               1,848           6                              1,854
                  ___________  __________  __________   _______ ____________
                 $    138,352 $     9,785  $    5,782   $       $    142,355
                  ___________  __________  __________   _______ ____________
                  ___________  __________  __________   _______ ____________

See accompanying independent auditors report







                                   ALICO, INC.
                                   SCHEDULE V
                                 (In thousands)

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

For the Year Ended August 31, 2001
__________________________________

Land             $    32,396  $       42  $      814  $          $    31,624
Roads                  2,157          32                               2,189
Agricultural Land
  Preparation             10                                              10
Forest Improvements      100                                             100
Pasture Improve-
  ments                3,012          51          24                   3,039
Buildings              3,554         235                               3,789
Feeding and Watering
  Facilities for
  Cattle Herd             23                       5                      18
Water Control
  Facilities               5                                               5
Fences                   277          10           1                     286
Cattle Pens              187                      11                     176
Interest-Ranch             0          17                                  17
Irrigation System-
  Ranch                    0         330                                 330
Citrus Groves,
  Including Irri-
  gation Systems      44,327       2,818       2,033                  45,112
Equipment              8,956       1,101         610                   9,447
Breeding Herd         13,714       1,531       2,780                  12,465
Sugarcane-Land
  Prep.,Etc.          25,991       2,112       1,064                  27,039
Sod-Land Prep-
  aration,Etc.           271         587                                 858
Farm Land Prep-
  aration              1,842           6                               1,848
                 ___________  __________  __________  _________  ___________

                $    136,822 $     8,872  $    7,342  $         $    138,352
                 ___________  __________  __________  _________  ___________
                 ___________  __________  __________  _________  ___________
* Reclassification from other assets.
See accompanying independent auditors report







                                    ALICO, INC.
                                    SCHEDULE VI
                                  (In thousands)

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

For Year Ended August 31, 2003
______________________________


Buildings          $     1,833  $      181   $      238  $       $     1,776
Feeding and Watering
  Facilities for
  Cattle Herd                3           2                                 5
Fences                     186          30           32                  184
Cattle Pens                106          12           29                   89
Interest-Ranch               3           3                                 6
Irrigation System-
   Ranch                    28          34                                62
Citrus Groves,
  Including Irriga-
  tion Systems          15,765       1,867          374               17,258
Equipment                5,352       1,071          470                5,953
Breeding Herd            4,760       1,242        1,127                4,875
Roads                      411         127                               538
Sugarcane Lane Prep-
  aration, Etc.          8,376       2,058        1,812                8,622
Sod Land Prepara-
  tion, Etc.                49          57                               106
Farm Land Preparation      228          39                               267
                   ___________  __________   __________    ____  ___________
                   $    37,100  $    6,723   $    4,082    $  0  $    39,741
                   ___________  __________   __________    ____  ___________
                   ___________  __________   __________    ____  ___________



    See accompanying independent auditors report












                                    ALICO, INC.
                                    SCHEDULE VI
                                  (In thousands)

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

For Year Ended August 31, 2002
______________________________

Buildings         $     1,663  $      170   $             $      $     1,833
Feeding and Watering
  Facilities for
  Cattle Herd               5           1             3                    3
Fences                    158          29             1                  186
Cattle Pens               102          13             9                  106
Interest- Ranch             1           2                                  3
Irrigation System-
   Ranch                    4          24                                 28
Citrus Groves,
  Including Irriga-
  tion Systems         14,835       1,922           992               15,765
Equipment               5,622       1,081         1,351                5,352
Breeding Herd           4,467       1,332         1,039                4,760
Roads                     288         123                                411
Sugarcane-Land Prep-
  aration, Etc.         7,520       2,221         1,365                8,376
Sod-Land Prepara-
  tion, Etc.               24          25                                 49
Farm Land Preparation     189          39                                228
                  ___________  __________    __________   ____   ___________

                  $    34,878  $    6,982    $    4,760   $  0   $    37,100
                  ___________  __________    __________   ____   ___________
                  ___________  __________    __________   ____   ___________


 See accompanying independent auditors report












                                    ALICO, INC.
                                    SCHEDULE VI
                                  (In thousands)

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

For the Year Ended August 31, 2001
__________________________________


Buildings          $     1,503  $      160  $             $      $     1,663
Feeding and Watering
  Facilities for
  Cattle Herd                9           1           5                     5
Fences                     130          28           0                   158
Cattle Pens                 99          14          11                   102
Citrus Groves,
Interest-Ranch               0           1                                 1
Irrigation System-
  Ranch                      0           4                                 4
  Including Irrigation
  Systems               13,714       1,949         828                14,835
Equipment                5,089       1,037         504                 5,622
Breeding Herd            5,133       1,275       1,941                 4,467
Roads                      172         116                               288
Sugarcane-Land
  Prep.,Etc.             5,951       2,314         745                 7,520
Sod-Land Prep-
  aration, Etc.             16           8                                24
Farm Land
  Preparation              150          39                               189
                   ___________  __________  __________  _______  ___________

                   $    31,966  $    6,946  $    4,034  $     0  $    34,878
                   ___________  __________  __________  _______  ___________
                   ___________  __________  __________  _______  ___________



See accompanying independent auditors report









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

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      __________________________________________


_____________________________________________________________________________

       COLUMN A                                   COLUMN B
_____________________________________________________________________________


                                        Charged to Costs and Expenses
                                        _____________________________

                                               (In thousands)

                                            Years Ended August 31,
                                            ______________________

        Item                          2003           2002           2001
        ____                          ____           ____           ____


1.  Maintenance and repairs        $    1,156     $      862     $    1,476

2.  Taxes, other than payroll
    and income taxes                    2,081          2,054          1,617
































      								 EXHIBIT 11
                                   ALICO, INC.
Computation of weighted average shares outstanding at August 31, 2003:

	         Outstanding
Date	         Shares 	          Days	           Total (days X shares)
09/01/02        7,080,344 	       2                        14,160,688
09/03/02        7,083,592 	       1                         7,083,592
09/04/02        7,089,392 	       1                         7,089,392
09/05/02        7,089,562 	       1	                     7,089,562
09/06/02        7,090,492 	       3	                    21,271,476
09/09/02        7,093,092 	      46	                   326,282,232
10/25/02        7,095,092 	       4	                    28,380,368
10/29/02        7,100,406 	       2	                    14,200,812
10/31/02        7,101,706 	       4	                    28,406,824
11/04/02        7,102,106 	       1	                     7,102,106
11/05/02        7,104,906 	      48	                   341,035,488
12/23/02        7,108,345 	      43	                   305,658,835
02/04/03        7,109,595 	     168	                 1,194,411,960
07/22/03        7,110,095 	       7	                    49,770,665
07/29/03        7,111,295 	      22	                   156,448,490
08/20/03        7,111,495 	       1	                     7,111,495
08/21/03        7,114,295            1                         7,114,295
08/22/03        7,115,320 	       3	                    21,345,960
08/25/03        7,116,070            7	                    49,812,490
                   	           ___                    ______________

                                   365	                 2,593,776,730

Total Weight 2,593,776,730 divided by 365 days = 7,106,238
                                                __________
                                                __________

Computation of Basic Earnings per Share:

Net income $12,659 divided by total
        weighted average shares 7,106 (in thousands)=               $1.78
                                                                 _________
                                                                 _________
Computation of fully diluted Earnings per Share:

Weighted average shares                           7,106
Dilutive options outstanding                        150
                                                  ______

Total shares, assuming exercise                   7,256
                                                  ______
                                                  ______

Net income $12,659 divided by total
        weighted average shares (assuming
        dilution) 7,256 (in thousands) =                            $1.74
                                                                    _____
                                                                    _____












                                                               EXHIBIT 12








                                   ALICO, INC.



Computation of Ratios:




                2003    Current Assets           $90,204
                        Current Liabilities       10,722

                        90,204 divided by  10,722  =  8.41:1

                2002    Current Assets           $66,267
                        Current Liabilities        9,543

                        66,267 divided by  9,543  =   6.94:1


























                                                                   EXHIBIT 14
                                     ALICO, INC.
                       CODE OF ETHICS AND WHISTLEBLOWER POLICY

ALICO, INC.

CODE OF BUSINESS CONDUCT AND ETHICS

Preamble

Our Company has always insisted that our employees, officers and directors maintain the highest level of integrity in their dealings with each other and with the public on behalf of the Company. This Code of Ethics (this "Code") is intended to document some of the specific principles of conduct and ethics which will be followed by our directors, officers and employees in the performance of their responsibilities with respect to the Company's business.

Its purpose is to:

     Promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     Promote full, fair, accurate, timely and understandable disclosure to the public including our periodic reports required to be filed with the Securities Exchange Commission;

     Promote compliance with applicable governmental rules and regulations;

     Provide guidance to directors, officers and employees to help them recognize and deal with ethical issues;

     Provide a mechanism to report unethical conduct;

     Help foster a culture of honesty and accountability.

Our directors have committed that they will comply at all times with the principles set forth in this Code and they expect each of our Officers and employees to do likewise. A violation is grounds for disciplinary action up to and including discharge and possible legal prosecution.

Article I.	Ethical Conduct

Each director, officer and employee of the Company will at all times deal fairly with our customers, suppliers, partners, stockholders and employees, and will conduct business activities and operations in an ethical manner and in compliance with all applicable laws, rules, regulations, Company policies and the standards set forth in this Code.

Each director, officer and employee must:











Avoid all conflicts of interest between his or her personal and professional relationships; provided, however, that if the best interests of the Company dictate that the Company engage in a business situation which places or appears to place a director, officer or employee in a conflict of interest situation such conflict or potential conflict must be immediately and fully disclosed to the Company's Board of Directors prior to any commitment by the Company with respect thereto and the conflict should be dealt with in accordance with our Board's procedures for handling disclosed potential conflicts as set forth in Article III below;

provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

comply, and take reasonable actions to encourage others within the Company to comply, with applicable governmental laws, rules and regulations;

promptly report violations of this Code as required and specified in the Reporting Procedures developed by our Audit Committee a copy of which is attached hereto as Exhibit A.; and

promote accountability for adherence to this Code.

Our Company records must at all times be prepared accurately and maintained properly, in accordance with our records management policies and all applicable laws, rules and regulations. No false, artificial or deceptive entries may be made in the Company's records for any reason. The simple rule of thumb is that the Company's books must accurately reflect the transactions they record. In addition, it is important to remember that the Company records belong to the Company. Therefore, the Company records should not be removed from the Company property except for a legitimate business reason, and any documents so removed should be returned to the Company's property as soon as practical. Accounting procedures and controls are prescribed by Company policies. Within these policies, the senior officers of our Company have the primary responsibility for establishing and monitoring adequate systems of internal accounting and controls in accordance with sound accounting principles, and all employees must adhere to these controls. The Company's auditors will be asked from time to time to monitor and report upon these internal controls. Our employees are required to cooperate completely and forthrightly with the Company's internal and independent auditors.
No employee, officer or director may engage in, allow or conceal any financial or bookkeeping irregularity.

Article II.	Compliance with Laws, Rules and Regulations

Our employees must comply, at all times and in all material respects, with all applicable laws, rules and regulations.

Our directors, officers and employees who are in possession of material, non-public information must refrain from (i) buying or selling securities, either personally or on behalf of others on the basis of such information, (ii) using such information for personal gain or (iii) disclosing such information to anyone outside the Company who does not require such information for business purposes in the performance of their services to the Company and agrees to abide by our non use and non selective disclosure policies. Material, non-public information is factual information that a reasonable investor would want to know before making an investment decision to buy or sell our securities which has not been disclosed to the public.

Article III.	Disclosure of Conflicts of Interest and Board Procedures
                  for Resolution of the same.

Directors, officers and employees have a primary business responsibility to the Company and must take all reasonable actions necessary to avoid conflicts of interest or the appearance of conflicts of interest. A conflict of interest occurs when an individual's private interest is detrimental to the interests of the Company as a whole. Examples of situations involving a conflict of interest include but are not limited to:

     (i) conducting business with a firm owned, partially owned or controlled by a director, officer, or employee or a relative of such person;

    (ii) owning a financial interest in Alico's vendors, customers, or competitors (ownership of less than 1% of the stock of a publicly traded company that competes or does business with our Company is permissible);

   (iii) performing work, with or without compensation, for a competitor, governmental or regulatory entity, customer or supplier of our Company, or doing any work for a third party that may adversely affect your performance or judgment on the job or diminish your ability to devote the necessary time and attention to your duties;

    (iv) using Company property, materials, supplies funds or other resources for personal purposes. These situations and others like them, where loyalties to our Company could be compromised, must be avoided. If you believe that you are involved in a potential conflict of interest, you must discuss it with your supervisor and report it to our chief legal officer.

The chief legal officer shall file a report with our Board of Directors of any reported conflicts or potential conflicts which shall include a statement as to the resolution if any of such conflict. Conflicts which are unresolved or which otherwise need to be considered by our Board should be placed upon the agenda for the next Board meeting. If the potential conflict involves a member of our Board of Directors, such member shall abstain from participating in the resolution of such conflict by the Board or any special committee to which the Board may refer such matter. Disclosed conflicts of interest or potential conflicts of interest will not be considered to violate our conflicts policy if and only if our Board less any member who may have a conflict of interest with regard to the matter under consideration or a special independent committee of our board to whom review of such conflict has been referred, has determined that the activity which gives rise to the disclosed conflict of interest or potential conflict of interest is none-the-less in the best interest of the Company and is fair to the Company and its stockholders.

Article IV.	Corporate Opportunities

No director, officer or employee shall:

     (i) take for himself or herself personally any opportunity of which he or she becomes aware through the use of Company property, information or position when such opportunity could be of benefit or interest to the Company;

    (ii) make it possible for others to take any opportunity of which he or she becomes aware through the use of Company property, information or position when such opportunity could be of benefit or interest to the Company, unless the Company has expressly decided not to attempt to take such opportunity;

   (iii) use Company property, information or position for personal gain; or

    (iv) compete with the Company in any way.

Article V.	Confidentiality

Directors, officers and employees must maintain inviolable confidentiality of all information entrusted to them by the Company, unless disclosure is authorized by the Company or legally required. Confidential information includes all information relating to the Company that may be of use to the Company's competitors that is not otherwise public information or information that has been entrusted to the Company by its customers, vendors or others that have a relationship with the Company. Directors, officers and employees shall comply with all confidentiality policies adopted by the Company from time to time, and with confidentiality provisions contained in agreements to which they or the Company is a party.

Article VI.	Company Assets

Directors, officers and employees shall take reasonable steps to protect the Company's assets and ensure their efficient use, and directors, officers and employees shall use the Company's assets only for the Company's legitimate business purposes.

Article VII.	Reporting Violations

The Audit Committee of our Board of Directors has established many options for any director, officer and employee seeking compliance advice or reporting misconduct or violations of this Code of Ethics. You can contact your supervisor; our chief legal officer; the chairman of our Audit Committee, Richard C. Ackert (telephone 239-896-1783); our outside legal counsel,
David C. Shobe, Esq., Fowler White Boggs Banker P.A., 501 East Kennedy Blvd., Suite 1700, Tampa, Florida 33602; or you can place a report to our specially designated Compliance Reporting Post Office Box 339, LaBelle, Florida, on an







identified or anonymous basis or call our Compliance Hotline at 877-778-5463 which is staffed by independent third parties. The procedures for handling compliance reports and questions as adopted by the Audit Committee from time to time are attached to this Code as Exhibit A.

Anyone who seeks advice, raises a concern or reports misconduct or a violation of this Code is following the requirements of this Code and the desires of our Board of Directors. We encourage such action. Call our Compliance Hotline if you have reason to believe there is a problem. Retaliation against anyone who makes a good faith report of misconduct is illegal and will not be tolerated. We will take appropriate disciplinary action, including severance from the Company, against any individuals engaging in improper retaliatory conduct.

Article VIII.	Amendment to, or Waiver of, this Code

Any amendment to, or waiver of, any provision of this Code with regard to any director, officer or employee must be approved by the Board. In the event that members of the Board will be personally affected by a waiver of this Code, such waiver shall be approved by a committee consisting entirely of members of the Board who will not be personally affected by such waiver.

No amendment to, or waiver of, this Code will be effective until the waiver has been reported to the person responsible for the preparation and filing of the Company's current reports on Form 8-K, in sufficient detail to enable such person to accurately disclose such amendment or waiver in the current report on Form 8-K if necessary. The Company shall promptly disclose on Form 8-K, by means of filing such form with the SEC, any amendment to, or waiver of, this Code that applies to the Company's directors or executive officers.

THE INFORMATION PROVIDED AND PROCEDURES SET FORTH IN THIS PUBLICATION DO NOT CONFER CONTRACTUAL RIGHTS OF ANY KIND UPON ANY EMPLOYEE OR THIRD PARTY OR CREATE CONTRACTUAL OBLIGATIONS OF ANY KIND FOR ALICO, INC.

Exhibit A

Whistleblower Policy

Procedures for the Submission of Complaints or Concerns
Regarding Financial Statement or other Disclosures, Accounting,
Internal Accounting or Disclosure Controls, Auditing Matters or Violations of the Alico, Inc., Code of Business Ethics and Conduct



Section 301 of the Sarbanes-Oxley Act requires the Audit Committee of the Board of Directors of Alico, Inc. (the "Company") to establish procedures for:
     (a) the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters; and

     (b) the submission by employees of the Company and others, on a confidential and anonymous basis, of good faith concerns regarding questionable accounting or auditing matters.







In accordance with Section 301, the Audit Committee has adopted the following procedures:

     1. The Company shall promptly forward to the Audit Committee any complaints that it has received regarding financial statement disclosures, accounting, internal accounting or disclosure controls or auditing matters, disclosure violations or violations of our Code of Business Conduct and Ethics.

     2. Any employee of the Company may submit, on a confidential, anonymous basis if the employee so desires, any good faith concerns regarding financial statement or other disclosure, accounting, internal accounting or disclosure controls, auditing matters or violations of the Company's Code of Business Conduct and Ethics. All such concerns shall be set forth in writing and forwarded in a sealed envelope to the chairman of the Audit Committee, in care of the Company's Chief Legal Officer, L. Craig Simmons, in an envelope labeled with a legend such as: "To be opened by the Audit Committee only. Being submitted pursuant to the "whistleblower policy" adopted by the Audit Committee." If an employee would like to discuss any matter with the Audit Committee, the employee should indicate this in the submission and include a telephone number at which he or she might be contacted if the Audit Committee deems it appropriate. Any such envelopes received by the Company's Chief Legal Officer shall be forwarded promptly and unopened to the chairman of the Audit Committee. If the employee would prefer an alternative method of contact, the employee may contact our "Employee Whistleblower Hotline" using the contact information set forth below or may mail a complaint as indicated above to our Employer Whistleblower post office box using the address listed below.

     3. Following the receipt of any complaints submitted hereunder, the Audit Committee will investigate each matter so reported and take corrective and disciplinary actions, if appropriate, which may include, alone or in combination, a warning or letter of reprimand, demotion, loss of merit increase, bonus or stock options, suspension without pay or termination of employment.

     4. The Audit Committee may enlist committee members, employees of the Company and/or outside legal, accounting or other advisors, as appropriate, to conduct any investigation of complaints regarding financial statement disclosures, disclosure concerns or violations, accounting, internal accounting controls, auditing matters or violations of the Company's Code of Business Conduct and Ethics. In conducting any investigation, the Audit Committee shall use reasonable efforts to protect the confidentiality and anonymity of the complainant.

     5. The Company does not permit retaliation of any kind against employees for complaints submitted hereunder that are made in good faith. Additionally, no employee shall be adversely affected because the employee refuses to carry out a directive which, in fact, constitutes corporate fraud, or is a violation of state or federal law or the Company's Code of Business Conduct and Ethics.







     6. The Audit Committee shall retain as a part of the records of the Audit Committee any such complaints or concerns for a period of no less than seven (7) years.

     7. Problems or concerns related to financial statement or other disclosures, accounting, internal or disclosure controls, auditing matters or questions, disclosure violations or violations of the Company's Code of Business Conduct and Ethics which an employee wishes to discuss or report on a non-confidential or non-anonymous basis should be reported immediately to the company's Chief Legal Officer using the contact information specified below or if the employee is uncomfortable reporting to such person, the Company's outside legal counsel using the contact information specified below.

The Chief Legal Officer or outside counsel, as the case may be, shall keep a written record of all such reports or inquiries and make monthly reports of the same to the Chairman of the Audit Committee in any month in which an inquiry or complaint is received by them. If the contact is in the nature of an alleged violation of the Company's Code of Conduct and Ethics or an impropriety with regard to the Company's financial statements or other disclosures, accounting, internal or disclosure controls, or auditing matters, the allegation shall immediately be relayed by the Chief Legal Officer or the Company's outside legal counsel to the Chairman of the Audit Committee, who shall immediately notify the complainant that the complaint has been received and begin the procedures outlined above.

Contact Information

Chief Legal Officer
L Craig Simmons
Alico, Inc.
P O Box 338
LaBelle, FL 33975
Phone 863-675-2966

Audit Committee Chairman
Richard C. Ackert
South Trust Bank, N.A.
P O Box 2425
Fort Myers, FL 33902
Phone 239-896-1779

Outside Legal Counsel
David C. Shobe, Esq.
Fowler White Boggs Banker P.A.
501 East Kennedy Blvd.
Suite 1700
Tampa, FL  33602
Phone 813-222-1123













Whistleblower Hotline
877-778-5463

Whistleblower Post Office Box
P O Box 339
LaBelle, FL 33975






















































Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALICO, INC.
                                              (Registrant)

November 13, 2003                             Ben Hill Griffin, III
Date                                          Chairman, Chief Executive
                                              Officer and Director

                                              /s/ Ben Hill Griffin, III

November 13, 2003                             W. Bernard Lester
Date                                          President, Chief Operating
                                              Officer and Director

                                              /s/ W. Bernard Lester

November 13, 2003                             L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer

                                              /s/ L. Craig Simmons


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Richard C. Ackert                             Amy Gravina
Director                                      Director

/s/ Richard C. Ackert                         /s/ Amy Gravina

K. E. Hartsaw    					    Thomas E. Oakley
Director					          Director

/s/ K. E. Hartsaw                             /s/ Thomas E. Oakley

William L. Barton                             Monterey Campbell, III
Director                                      Director

/s/ William L. Barton                         /s/ Monterey Campbell, III


Walker E. Blount, Jr.
Director

/s/ Walker E. Blount, Jr.

November 13, 2003
Date








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and











6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2003

                                    /s/ Ben Hill Griffin, III
                                    _____________________________________
                                    Ben Hill Griffin, III
						Chief Executive Officer

















































Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (As defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and













6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2003

                                    /s/ L. Craig Simmons
                                    _____________________________________
                                    L. Craig Simmons
						Vice President and
                                    Chief Financial Officer