Form 10-Q
period 2003-11-30
ALICO INC
filed 2004-01-13
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended November 30, 2003.

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



                           Yes  X          No



There were 7,159,104 shares of common stock, par value $1.00 per share, outstanding at January 13, 2004.







                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ALICO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                      (Unaudited - See Accountants' Review Report)

                                               Three Months Ended November 30,
                                                    2003             2002
                                              _______________________________

Revenue:
     Citrus                                      $     1,354      $     1,621
     Sugarcane                                         2,591            2,748
     Ranch                                             3,344            2,118
     Rock products and sand                              765              517
     Oil lease and land rentals                          289              246
     Forest products                                      82               50
     Retail land sales                                    14               84
                                                 ___________      ___________

          Total operating revenue                      8,439            7,384
                                                 ___________      ___________
Cost of sales
     Citrus production, harvesting and
       marketing                                       2,254            1,580
     Sugarcane production and harvesting               2,107            2,224
     Ranch                                             2,620            2,214
     Retail land sales                                    16               69
                                                ____________      ___________

        Total costs of sales                           6,997            6,087
                                                ____________      ___________

          Gross Profit                                 1,442            1,297
General and administration expenses                    1,409            1,278
                                                ____________      ___________

     Income from operations                               33               19


Other income (expenses):
     (loss) profit on sales of real estate                 -              451
     Interest and investment income                      450              276
     Interest expense                                   (488)            (541)
     Other                                                79              144
                                                ____________      ___________

        Total other income, net                           41              330
                                                ____________      ___________













Income before income taxes                                74              349
Provision for income taxes                                25               91
                                                ____________      ___________

Net income                                                49              258
                                                ____________      ___________
                                                ____________      ___________

Weighted average number of shares outstanding          7,140            7,097
                                                ____________      ___________
                                                ____________      ___________

Per share amounts:
     Basic                                      $       .01      $        .04
     Fully diluted                              $       .01      $        .04
     Dividends                                  $       .60      $        .35

See accompanying Notes to Condensed Consolidated Financial Statements.








































                          ALICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                       (See Accountants' Review Report)


                                           November 30, 2003   August 31, 2003
                                              (unaudited)
                                           _________________   _______________
          ASSETS

Current assets:
     Cash and cash investments                 $      7,244       $     16,352
     Marketable securities                           44,720             38,820
     Accounts receivable                              5,933              9,680
     Mortgage and notes receivable                    2,514              2,534
     Inventories                                     21,160             21,845
     Other current assets                             1,084                973
                                               ____________       ____________

          Total current assets                       82,655             90,204

Notes receivable, non-current                           221                234
Land held for development and sale                   16,714             16,587
Investments                                             856                886
Property, buildings and equipment                   147,034            144,578
Less:  Accumulated depreciation                     (41,022)           (39,741)
                                               ____________       ____________

          Total assets                         $    206,458       $    212,748
                                               ____________       ____________
                                               ____________       ____________




























                                 ALICO, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands)
                                (See Accountants' Review Report)
                                           (Continued)

                                         November 30, 2003     August 31, 2003
                                            (unaudited)
        LIABILITIES                      _________________    ________________

Current liabilities:
     Accounts payable                       $        908          $      2,110
     Accrued ad valorem taxes                          -                 1,519
     Current portion of notes payable              3,321                 3,321
     Accrued expenses                                978                   988
     Deferred income taxes                         1,638                 1,680
     Due to profit sharing                             -                   350
     Other current liabilities                       863                   754
                                            ____________          ____________

          Total current liabilities                7,708                10,722

Deferred revenue                                      10                    91
Notes payable                                     53,276                54,127
Deferred income taxes                              9,574                 9,668
Deferred retirement benefits                         511                   120
Other non-current liability                        9,609                 9,609
Donation payable                                   2,228                 2,229
                                            ____________          ____________

          Total liabilities                       82,916                86,566
                                            ____________          ____________

       STOCKHOLDERS' EQUITY

Common stock                                $      7,152          $      7,116
Additional paid in capital                         3,810                 3,074
Accumulated other comprehensive income             1,784                   961
Retained earnings                                110,796               115,031
                                            ____________          ____________

     Total stockholders' equity                  123,542               126,182
                                            ____________          ____________
     Total liabilities and
       stockholders' equity                 $    206,458          $    212,748
                                            ____________          ____________
                                            ____________          ____________

See accompanying Notes to Condensed Consolidated Financial Statements.














ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited - See Accountants' Review Report)

                                              Three Months Ended November 30,
                                                     2003             2002
                                                ____________    _____________
Cash flows from operating activities:

            Net cash provided from
             operating activities                  $   2,448        $   2,367
                                                  __________       __________
Cash flows used for investing activities:

    Purchases of property and equipment               (2,343)          (2,270)
    Proceeds from sales of real estate                     -              541
    Proceeds from sales of property and equipment        143              157
    Purchases of marketable securities                (5,690)            (814)
    Proceeds from sales of marketable securities         999            2,195
    Other                                                (95)               4
                                                  __________       __________
            Net cash used for
             investing activities                     (6,986)            (187)
                                                  __________       __________
Cash flows used for financing activities:

    Repayment of bank loan                            (8,561)          (6,684)
    Proceeds from bank loan                            7,710            9,127
    Proceeds from exercising stock options               566              383
    Dividends paid                                    (4,285)          (2,482)
                                                  __________       __________
            Net cash (used for) provided from
             financing activities                     (4,570)             344
                                                  __________       __________
            Net (decrease)increase in cash
             and cash investments                 $   (9,108)      $    2,524

Cash and cash investments

    At the beginning of year                          16,352           10,140
                                                  __________       __________

    At end of period                                   7,244           12,664
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

1.  Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag),Agri-Insurance Company, Ltd. (Agri), and Alico-Agri, LLC after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2003.
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of its consolidated financial position at November 30, 2003 and the consolidated results of operations and cash flows for the three months ended November 30, 2003 and 2002.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $174 in 2003 and $193 in 2002. Due to current market conditions for citrus, the Company recorded a valuation allowance of ($722) for its unharvested fruit crop on trees at November 30, 2003.

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

3.  Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at November 30, 2003 and August 31, 2003 are as follows:

















                                         November 30,         August 31,
                                               2003               2003
                                         (Unaudited)
                                         ____________         __________

    Mortgage notes receivable
       on retail land sales              $        235         $      235
    Mortgage notes receivable
       on bulk land sales                       2,410              2,420
    Other notes receivable                         90                113
                                         ____________         __________

    Total mortgage notes receivable      $      2,735         $    2,768
    Less current portion                        2,514              2,534
                                         ____________         __________

       Non-current portion               $        221         $      234
                                         ____________         __________
                                         ____________         __________



4. Inventories:

A summary of the Company's inventories is shown below:

                                         November 30,         August 31,
2003                2003
                                         (Unaudited)
                                         ____________        ___________

    Unharvested fruit crop on trees      $      8,692        $     8,135
    Unharvested sugarcane                       4,829              5,159
    Beef cattle                                 6,943              7,892
    Sod                                           696                659
                                         ____________        ___________

         Total inventories               $     21,160        $    21,845
                                         ____________        ___________
                                         ____________        ___________

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. At November 30, 2003, the Company had no open positions.














5.  Income taxes:

The provision for income taxes for the quarters ended November 30, 2003 and 2002 is summarized as follows:

                                           Three Months Ended November 30,
                                                 003                 2002
                                          (Unaudited)          (Unaudited)
                                          _______________________________

    Current:
          Federal income tax              $      281           $       55
          State income tax                        30                    9
                                          __________           __________

                                                 311                   64
                                          __________           __________

     Deferred:
          Federal income tax                    (258)                  23
          State income tax                       (28)                   4
                                          __________           __________

                                                (286)                  27
                                          __________           __________
             Total provision for
               income taxes               $       25           $       91
                                          __________           __________
                                          __________           __________

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2000, 2001 and 2002, and Agri tax returns for calendar years 2000, 2001 and 2002. Any adjustments resulting from the examination will be currently due and payable. No adjustments have been proposed to date.


6.  Indebtedness:

The Company has financing agreements with commercial banks that permit the Company to borrow up to $54.0 million. Financing agreements allowing the Company to borrow up to $41.0 million are due in 2005, and up to $3.0 million which is due on demand. In December 2001, the Company entered into an additional financing agreement to borrow $10 million to be paid in equal principal installments over five years with interest to be paid quarterly. The outstanding debt under these agreements was $43.3 million and $41.0 million at November 30 and August 31, 2003 respectively.
In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The total long-term portion of debt at November 30, 2003 and August 31, 2003 was $53.3 million and $54.1 million respectively.








Maturities of the indebtedness of the Company over the next five years are as follows : 2004- $3,321; 2005- $36,260; 2006- $3,312;
2007- $3,315; 2008- $1,318; and $9,071 thereafter.

Interest cost expensed and capitalized during the three months ended November 30, 2003 and 2002 was as follows:

                                      2003                2002
                                    ________            ________

          Interest expensed         $    488            $    541
          Interest capitalized            66                  60
                                    ________            ________

              Total interest cost   $    554            $    601
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


8.  Dividends:

On October 7, 2003 the Company declared a dividend of $.60 per share, which was paid on October 31, 2003.












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

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2003:
                ____________________________________________________________
                                                                Consolidated
                   Citrus    Sugarcane    Ranch         Other*      Total
                ____________________________________________________________

Revenue       $       1,354       2,591       3,344       1,630        8,919
Costs and
  expenses            2,254       2,107       2,620       1,864        8,845
Depreciation and
  amortization          603         535         356          81        1,575

Segment profit (loss)  (900)        484         724        (234)          74

Segment assets       52,972      50,164      23,630      79,692      206,458


The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2002:
                 ____________________________________________________________
                                                                 Consolidated
                     Citrus    Sugarcane      Ranch      Other*      Total
                 ____________________________________________________________


Revenue     $         1,621       2,748       2,118       1,768        8,255
Costs and
  expenses            1,580       2,224       2,214       1,888        7,906
Depreciation and
  amortization          593         592         364         136        1,685

Segment profit           41         524         (96)       (120)         349

Segment assets       53,388      50,461      24,169      64,494      192,512

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

On November 30, 2003, there were 113,883 shares exercisable and 347,225 shares available for grant.

                                                               Weighted
                                               Weighted         average
                                                average        remaining
                                               exercise       contractual
                               Options          price       Life (in years)
                               _______        _________     _______________

     Balance outstanding,
     August 31, 2002           117,847          15.20             7
                                                            _______________
     Granted                    67,280          15.68       _______________
     Exercised                  35,726          15.53
                               _______        _________

     Balance outstanding,
     August 31, 2003           149,401          15.34             9
                                                            _______________
     Granted                    65,081          15.34       _______________
     Exercised                  35,518          15.57
                               _______        _________
     Balance outstanding,
     November 30, 2003         178,964          15.38
                               _______        _________
                               _______        _________

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have changed to the proforma amounts indicated below (in thousands):

                                     Three months ended November 30,
                                          2003              2002
                                       _______           _______

Net income as reported                 $    49           $   258
Proforma net income                    $    63           $   256
Basic earnings per share reported      $   .01           $   .04
Proforma basic earnings per share      $   .01           $   .04










11. Future Application of Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before that date, the provisions are effective for reporting periods beginning after December 31, 2003. The adoption of Interpretation No. 46 is not expected to have a material effect on the financial condition, results of operations, or liquidity of the Company.













































ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $74.9 million at November 30, 2003, down from $79.5 million at August 31, 2003. As of November 30, 2003, the Company had cash and cash investments of $7.2 million compared to $16.4 million at August 31, 2003. Marketable securities increased to $44.7 million from $38.8 million during the same period. The ratio of current assets to current liabilities increased to 10.72 to 1 at November 30, 2003 up from 8.41 to 1 at August 31, 2003. Total assets decreased by $6.2 million to $206.5 million at November 30, 2003, compared to $212.7 million at August 31, 2003.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $10.7 million was available for the Company's general use at November 30, 2003 (see Note 6 to condensed consolidated financial statements).

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 2003 decreased by $209 thousand when compared to the first quarter of the prior year. This was primarily due to a decrease in profit from bulk real estate sales for the quarter ended November 30, 2003 when compared to the quarter ended November 30, 2002. No bulk real estate sales occurred in the first quarter of fiscal 2004, while a profit of $451 thousand was earned from bulk real estate sales during the first quarter of fiscal 2003.

Income from operations increased to $33 thousand for the first quarter of fiscal 2004 from $19 thousand for the first quarter of fiscal 2003. The increase was primarily due to an increase in earnings from rock and sand product sales. Earnings from agricultural operations decreased when compared to the first quarter of fiscal 2003 ($308 thousand vs. $469 thousand for the first three months of fiscal 2004 and 2003, respectively).

Citrus
______

The Citrus division recorded a loss of $900 thousand for the first quarter of fiscal 2004, compared to $41 thousand profit during the first quarter of fiscal 2003. Recognition of revenue from the prior year's crop totaled $174 thousand in fiscal 2003 vs. $193 thousand in the first quarter of fiscal 2003 (see Note 1 to Condensed Consolidated Financial Statements). The current year Florida orange crop has been forecasted to be the largest on record. Accordingly, citrus prices have declined. In light of this, the Company recorded a valuation allowance of $722 thousand for its unharvested fruit crop on trees at November 30, 2003.






Sugarcane
_________

Sugarcane earnings were $484 thousand for the first quarter of fiscal 2004, compared to $524 thousand during the first quarter of fiscal 2003. Less acres were harvested during the first quarter of fiscal 2004 than the first quarter of fiscal 2003, and was the primary reason for the decline.

Ranching
________

Ranch earnings increased during the first quarter of 2004 when compared to the same period a year ago ($724 thousand vs. ($96 thousand) for the three months ended November 30, 2003 and 2002, respectively). The number of cattle sold increased by 28% during the first quarter of fiscal 2004 compared to the same period in 2003. Additionally, cattle prices increased 34% when compared to the same period a year ago.

During December 2003, a cow in Washington State tested positive for bovine spongiform encephalopathy (BSE a/k/a "mad cow disease"). This has caused some foreign countries to ban beef imports from the United States. Although there have been price declines since the BSE discovery, the incident appears to be isolated and beef prices are still currently at prior year levels. The Company has no reason to believe its beef herd is subject to any risk from this disease.

General Corporate
_________________

The Company is continuing its marketing and permitting activities for its land which surrounds Florida Gulf Coast University in Lee County, Florida. There are sales contracts in place for all this property, totaling $171.8 million. The agreements are at various stages in the due diligence process with closing dates expected over the next three years.

The Company formed Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to under-write previously uninsurable risk related to catastrophic crop and other losses. The coverages currently underwritten by Agri will indemnify insureds for the loss of the revenue stream resulting from a catastrophic event that would cause a grove to be replanted. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri under-wrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004, and in August 2002, Agri began insuring the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs. Due to Agri's limited operating history, it would be difficult, if not impossible, to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods. Since the coverages that have been written, as liquidity has been generated, are primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.

During the third quarter of fiscal 2003, the Company entered into a limited partnership with Agri to manage Agri's real estate holdings. Agri transferred all of the Lee County property and associated sales contracts to the limited partnership, Alico-Agri, Ltd (Alico-Agri) in return for a 99% partnership interest. Alico, Inc. transferred $1.2 million cash for a 1% interest. The creation of the partnership allows Agri to concentrate solely on insurance matters while utilizing Alico's knowledge of real estate management. The partnership will pay Alico a management fee for real estate management and administrative services.

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

During the second quarter of fiscal 2004, the Company, through Alico-Agri, completed the sale of 244 acres in Lee County, Florida. The sales price was $30.9 million and will result in a gain of $18.2 million, of which $2.1 million will be recorded in the second quarter of fiscal 2004, while the remainder is expected to be recognized by August 31, 2004.

Off Balance Sheet arrangements
______________________________

The Company has no off balance sheet arrangements that have, or are reasonably likely to have any material impact on the Company's current or future financial condition, revenues, or results of operations.

Disclosure of Contractual Obligations
_____________________________________

Contractual obligations of the Company are outlined below:














November 30, 2003

(in thousands)
                                            Less than    1-3    3-5    5+
Contractual obligations            Total      1 year    years  years  years
Long-term debt                   $56,597      $3,321  $39,572 $4,633 $9,071
Leases (Operating & capital)           -           -        -      -      -
Purchase obligations (donation)    3,012         784    1,458    770      -
Other long-term liabilities       19,704           -    9,931    180  9,593

August 31, 2003

(in thousands)
                                            Less than    1-3    3-5    5+
Contractual obligations            Total      1 year    years  years  years
Long-term debt                   $57,448      $3,321  $39,576 $4,633 $9,918
Leases (Operating & capital)           -           -        -      -      -
Purchase obligations (donation)    2,983         754    1,459    770      -
Other long-term liabilities       19,488           -    9,820    180  9,488

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $174 thousand during fiscal 2004 and $193 thousand in fiscal 2003.










In accordance with Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives", the cost of growing crops (citrus and sugarcane) are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as cost of sales to provide an appropriate matching of costs incurred with the related revenue earned. The inventoried cost of each crop is then compared with the estimated net realizable value (NRV) of the crop and any costs in excess of the NRV are immediately recognized as cost of sales.

Cautionary Statement
____________________

Readers should note, in particular, that this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may effect the Company.
It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

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


ITEM 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

         Exhibit 11. Computation of Weighted Average Shares Outstanding at November 30, 2003.

         Exhibit 99.  Accountant's Review Report.

         Exhibit 99.1 Rule 13a-14(a) certifications.

         Exhibit 99.2 Section 1350 certifications

    (b)  Reports on Form 8-K.

         January 8, 2004 announcing real estate sale by Alico-Agri







































                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALICO, INC.
                                          (Registrant)



January 13, 2004                          W. Bernard Lester
Date                                      President
                                          Chief Operating Officer
                                          (Signature)



January 13, 2004                          L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)



January 13, 2004                          Patrick W. Murphy
Date                                      Controller
                                          (Signature)



























                                                EXHIBIT 11
                              ALICO, INC.

Computation of Weighted Average Shares Outstanding and earnings per share as of November 30, 2003:

Date        Shares                 Outstanding     Days     Weight

09/01/03	-				7,116,070		3	 21,348,210
09/03/03	4,461				7,120,531		1	  7,120,531
09/04/03	3,206				7,123,737				    -
09/04/03	2,000				7,125,737		4	 28,502,948
09/08/03	4,529				7,130,266				    -
09/08/03	2,000				7,132,266				    -
09/08/03	2,181				7,134,447		1	  7,134,447
09/09/03	4,000				7,138,447	     14	 99,938,258
09/23/03	2,000				7,140,447	     48	342,741,456
11/10/03	4,940				7,145,387		7	 50,017,709
11/17/03	1,712				7,147,099		3	 21,441,297
11/20/03	2,000				7,149,099			          -
11/20/03	2,000				7,151,099		6	 42,906,594
11/26/03	  539				7,151,638		4	 28,606,552

	    123,811				7,140,198	     91     649,758,002

Average outstanding shares (Total weight / days)              7,140,198
                                                            ___________
                                                            ___________

Net income for the three months ended November 30, 2003     $   49,000
                                                            ___________
                                                            ___________

Earnings per share

(Net income / Average outstanding shares)                          $.01
                                                            ___________
                                                            ___________


Average outstanding shares (non diluted)				  7,140,198
Dilutive securities (stock options)					    113,883
                                                             __________

Diluted shares								  7,254,081
										___________
										___________

Fully diluted earnings per share                                   $.01
(Net income / diluted shares)                               ___________
                                                            ___________










                                                        EXHIBIT 99



                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                 ______________________________________


The Stockholders and
	Board of Directors
Alico, Inc.:


We have reviewed the condensed consolidated balance sheet of Alico, Inc.
and subsidiaries as of November 30, 2003, and the related condensed consolidated statements of operations for the three month periods ended November 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the three month periods ended November 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 10, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2003, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ KPMG LLP

Orlando, Florida
December 31, 2003










                                                              EXHIBIT 99.1
CERTIFICATION


I, Ben Hill Griffin, III certify that;


1.  I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this quarterly report;
4. Alico's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alico and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of Alico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Alico's other certifying officer and I have disclosed, based on our most recent evaluation to Alico's auditors and audit committee of Alico's Board of Directors:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alico's ability to record, process, summarize and report financial data and have identified for Alico's auditors any material weakness in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alico's internal controls; and
6. Alico's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 13, 2004                          /S/ BEN HILL GRIFFIN, III
                                                 Ben Hill Griffin, III
                                                 Chairman and Chief
                                                 Executive Officer








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


Dated: January 13, 2004                          /S/ L. CRAIG SIMMONS
                                                 L. Craig Simmons
                                                 Vice President and
                                                 Chief Financial Officer











                                                        EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Alico, Inc. (the "Company") on Form 10-Q for the three months ended November 30, 2003 as filed with the Securities and Exchange Commission on January 13, 2004 (the "Form 10-Q"), I, Ben Hill Griffin, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  January 13, 2004




Ben Hill Griffin, III
Chief Executive Officer



































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Alico, Inc. (the "Company") on Form 10-Q for the three months ended November 30, 2003 as filed with the Securities and Exchange Commission on January 13, 2004 (the "Form 10-Q"), I,
L. Craig Simmons, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  January 13, 2004



L. Craig Simmons
Chief Financial Officer