Form 10-Q
period 2004-02-29
ALICO INC
filed 2004-04-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For six months ended February 29, 2004.

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________.

Commission file number 0-261.

ALICO, INC.

(Exact name of registrant as specified in its charter)

Florida 59-0906081

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation of organization)

P. O. Box 338, La Belle, FL 33975

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (863) 675-2966

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

Yes X No

There were 7,109,595 shares of common stock, par value $1.00 per share, outstanding at April 11, 2004.

ITEM 1

PART I. FINANCIAL INFORMATION

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - See Accountants' Review Report)

(in thousands except per share data)

Three months ended Six months ended

Feb. 29, Feb. 28, Feb. 29, Feb. 28,

2004 2003 2004 2003

Revenue:

Citrus $ 8,539 $ 9,774 $ 9,893 $ 11,395

Sugarcane 5,615 5,212 8,206 7,960

Ranch 1,080 1,146 4,424 3,263

Rock products and sand 799 563 1,564 1,080

Oil lease and land rentals 404 289 693 535

Forest products 92 77 174 128

Retail land sales 181 32 195 116

Total revenue 16,710 17,093 25,149 24,477

Cost of sales:

Citrus production,

harvesting and marketing 8,033 9,405 10,287 10,985

Sugarcane production

and harvesting 4,436 4,062 6,543 6,286

Ranch 991 1,025 3,611 3,238

Retail land sales 114 30 130 99

Total cost of sales 13,574 14,522 20,571 20,608

Gross Profit 3,136 2,571 4,578 3,869

General and administration

expenses 2,685 1,369 4,094 2,647

Income from operations 451 1,202 484 1,222

Other income (expense):

Profit on sales of real estate 19,472 102 19,472 553 Interest and investment income 804 245 1,254 521

Interest expense (491) (483) (979) (1,024) Other 175 13 254 157

Total other income

(expense), net 19,960 (123) 20,001 207

Income before income taxes 20,411 1,079 20,485 1,429

Provision for income taxes 7,667 290 7,692 381

Net income 12,744 789 12,793 1,048

Weighted average number of shares 7,180 7,108 7,161 7,102

outstanding

Per share amounts:

Basic $ 1.77 $ .11 $ 1.79 $ .15

Fully diluted $ 1.74 $ .11 $ 1.75 $ .14

Dividends $ - $ - $ .60 $ .35

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(See Accountants' Review Report)

(in thousands)

February 29, August 31,

2004 2003

(Unaudited)

ASSETS

Current assets:

Cash and cash investments $ 23,554 16,352

Marketable securities 51,750 38,820

Accounts receivable 7,901 9,680

Mortgage and notes receivable 12,311 2,534

Inventories 19,410 21,845

Other current assets 716 973

Total current assets 115,642 90,204

Notes receivable, non-current 295 234

Land held for development and sale 5,389 16,587

Investments 856 886

Property, buildings and equipment 146,428 144,578

Less: Accumulated depreciation (40,796) (39,741)

Total assets $ 227,814 $ 212,748

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(See Accountants' Review Report)

(in thousands)

(Continued)

February 29, August 31,

2004 2003

Unaudited

LIABILITIES

Current liabilities:

Accounts payable $ 2,451 2,110

Accrued ad valorem taxes 391 1,519

Current portion of notes payable 3,321 3,321

Accrued expenses 768 988

Deferred income taxes 1,601 1,680

Due to profit sharing - 350

Other current liabilities 723 754

Total current liabilities 9,255 10,722

Deferred revenue 5 91

Notes payable 49,443 54,127

Deferred income taxes 10,122 9,668

Deferred retirement benefits 411 120

Other non-current liability 17,098 9,609

Donation payable 1,513 2,229

Total liabilities 87,847 86,566

STOCKHOLDERS' EQUITY

Common stock $ 7,229 $ 7,116

Additional paid in capital 6,451 3,074

Accumulated other comprehensive income 2,747 961

Retained earnings 123,540 115,031

Total stockholders' equity 139,967 126,182

Total liabilities and

stockholders' equity $ 227,814 $ 212,748

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - See Accountants' Review Report)

(in thousands)

Six Months Ended

February 29, February 28,

2004 2003

Cash flows from operating activities:

Net cash provided from

operating activities $ 9,097 $ 6,652

Cash flows used for investing activities:

Purchases of property and equipment (4,068) (4,720)

Proceeds from sales of real estate 18,809 705

Proceeds from sales of property

and equipment 670 359

Purchases of marketable securities (14,031) (1,767)

Proceeds from sales of

marketable securities 3,938 2,626

Notes receivable collections (additions) 28 45

Net cash used for

investing activities 5,346 (2,752)

Cash flows used for financing activities:

Repayment of bank loan (17,899) (16,763)

Proceeds from bank loan 13,215 17,513

Proceeds from exercising stock options 1,727 453

Dividends paid (4,284) (2,483)

Net cash used for

financing activities (7,241) (1,280)

Net increase in cash and

cash investments $ 7,202 $ 2,620

Cash and cash investments at the beginning of year 16,352 10,140

At end of period 23,554 12,760

Non cash investing activities:

Issuance of mortgage notes 9,805 68

Fair value adjustments to securities

available for sale, net of tax effects 1,785 (352)

Reclassification of breeding herd

to property and equipment 599 700

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (See Accountants' Review Report)

(in thousands except for per share data)

1. Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag) Alico-Agri, Ltd., and Agri-Insurance Company, Ltd. (Agri), after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2003. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 29, 2004 and the consolidated results of operations and cash flows for the three and six month periods ended February 29, 2004 and February 28, 2003.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $187 in 2004 and $196 in 2003. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2003 have been reclassified to conform to the 2004 presentation.

2. Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria is met including whether the profit is determinable, collectibility of the sales price and whether the earnings process is complete.

3. Marketable Securities Available for Sale

The Company has classified 100% of investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholder’s equity until realized.

The cost and estimated fair values of marketable securities available for sale at February 29, 2004 and August 31, 2003 were as follows:

February 29, 2004 August 31, 2003

Net Net

Unrealized Estimated Unrealized Estimated

Cost gain (loss) Fair Value Cost gain (loss) Fair Value

Equity Securities:

Preferred stocks $ 1,963 $ 114 $ 2,077 $ 2,504 $ 20 $ 2,524

Common stocks 4,303 358 4,661 1,893 (85) 1,808

Mutual funds 21,138 2,946 24,084 10,181 1,801 11,982

Total equity securities 27,404 3,418 30,822 14,578 1,736 16,314

Debt securities:

Municipal bonds 3,321 74 3,395 515 28 543

Corporate bonds 11,906 35 11,941 2,762 (161) 2,601

Mutual funds 3,536 98 3,634 8,435 (188) 8,247

Fixed maturity instruments 1,967 (9) 1,958 11,146 (31) 11,115

Total debt securities 20,730 198 20,928 22,858 (352) 22,506

Total $ 48,134 $ 3,616 $ 51,750 $ 37,436 $ 1,384 $ 38,820

4. Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at February 29, 2004 and August 31, 2003 are as follows:

February 29, August 31,

2004 2003

(Unaudited)

Mortgage notes receivable

on retail land sales $ 301 $ 235

Mortgage notes receivable

on bulk land sales 12,215 2,420

Other notes receivable 90 113

Total mortgage notes receivable $ 12,606 $ 2,768

Less current portion 12,311 2,534

Non-current portion $ 295 $ 234

5. Inventories:

A summary of the Company's inventories is shown below:

February 29, August 31,

2004 2003

(Unaudited)

Unharvested fruit crop on trees $ 7,320 $ 8,135

Unharvested sugarcane 3,264 5,159

Beef cattle 8,061 7,892

Sod 765 659

Total inventories $ 19,410 $ 21,845

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. The Company classifies these contracts as fair value hedges. The contracts are recorded at fair market value, with any resulting gains and losses added to the cost of cattle sold. At February 29, 2004, the Company had 85 contracts with combined fair market value of $191.

6. Income taxes:

The provision for income taxes for the three and six months ended February 29, 2004 and February 28, 2003 is summarized as follows:

Three months ended Six months ended

Feb. 29, Feb. 28, Feb. 29, Feb. 28,

2004 2003 2004 2003

Current:

Federal income tax 5,949 248 6,230 303

State income tax 635 23 665 32

6,584 271 6,895 335

Deferred:

Federal income tax 978 19 720 42

State income tax 105 - 77 4

1,083 19 797 46

Total provision for

income taxes $ 7,667 $ 290 $ 7,692 $ 381

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2000, 2001 and 2002, and Agri tax returns for calendar years 2000, 2001 and 2002. Any adjustments resulting from the examination will be currently due and payable. No adjustments have been proposed to date.

7. Employee Benefit Plans

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code section 401(k). No contributions were made during the first six months of fiscal 2004 or 2003, respectively. Contributions are made annually to the profit sharing plan and were $350 and $285 for the years ended August 31, 2003 and 2002, respectively.

Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning this plan are as follows:

Six Months ended

February 29, February 28,

2004 2003

Components of net pension cost

Service cost, net of participant contributions 113 256

Interest cost 139 117

Expected return on plan assets (156) (139)

Prior service cost amortization 1 1

Net pension cost for defined benefit plan 97 235

The net benefit obligation was computed using a discount rate of 6.25%. Employer contributions to the plan for the first six months of fiscal 2004 and 2003 were $403 and $20, respectively.

8. Indebtedness: The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. The outstanding debt under these agreements was $39.7 million and $43.8 million at February 29, 2004 and August 31, 2003 respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The long-term portion of debt at February 29, 2004 and August 31, 2003 was $49.4 million and $54.1 million respectively.

Maturities of the indebtedness of the Company over the next five years are as follows: 2004- $3,321; 2005- $37,059; 2006- $3,312; 2007- $1,315; 2008- $1,318; and $6,439 thereafter.

Interest cost expensed and capitalized during the six months ended February 29, 2004 and February 28, 2003 was as follows:

2004 2003

Interest expensed $ 979 $ 1,024

Interest capitalized 129 123

Total interest cost $ 1,108 $ 1,147

9. Other non-current liability:

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) (“Agri”) in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Alico’s goal included not only prefunding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those assets by Agri, management has decided to record a contingent liability, providing for potential differences in the tax treatment of sales of Agri’s assets. Management’s decision has been influenced by perceived changes in the regulatory environment.

10. Dividends:

On October 7, 2003 the Company declared a year-end dividend of $.60 per share, which was paid on October 31, 2003.

11. Disclosures about reportable segments: Alico, Inc. has three reportable segments: citrus, sugarcane, and ranching. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

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

The following table presents information for each of the Company's operating segments as of and for the six months ended February 29, 2004:

Consolidated

Citrus Sugarcane Ranch Other* Total

Revenue $ 9,893 8,206 4,424 23,606 46,129

Costs and

expenses 10,287 6,543 3,611 5,203 25,644

Segment profit (loss) (394) 1,663 813 18,403 20,485

Depreciation and

amortization 1,186 1,150 714 192 3,242

Segment assets 52,144 49,814 22,883 102,973 227,814

The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2003:

Consolidated

Citrus Sugarcane Ranch Other* Total

Revenue $ 11,395 7,960 3,263 3,090 25,708

Costs and

expenses 10,985 6,286 3,238 3,770 24,279

Segment profit 410 1,674 25 (680) 1,429

Depreciation and

amortization 1,179 1,215 766 240 3,400

Segment assets 52,676 48,013 24,934 65,014 190,637

*Consists of rents, investments, real estate activities and other such items of a general corporate nature.

12. Stock Option Plan

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

Weighted

Weighted average

average remaining

exercise contractual

Options price Life (in years)

Balance outstanding,

August 31, 2001 84,080 $14.62 9

Granted 69,598 $15.68

Exercised 35,831 $14.76

Balance outstanding,

August 31, 2002 117,847 $15.20 10

Granted 67,280 $15.68

Exercised 35,726 $15.53

Balance outstanding,

August 31, 2003 149,401 $15.34 9

Granted 119,462 $18.18

Exercised 113,187 14.26

Balance outstanding,

February 29, 2004 155,676 $17.58 9

On February 29, 2004, there were 155,676 shares exercisable and 292,894 shares available for grant.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income would have changed to the proforma amounts indicated below:

Six months ended

Feb. 29, 2004 Feb 28, 2003

Net income as reported $ 12,793 $ 1,048

Proforma net income 12,852 1,045

Basic earnings per share reported 1.79 .15

Proforma basic earnings per share 1.79 .15

13. Future Application of Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of Interpretation No. 46 is not expected to have a material effect on the financial condition, results of operations, or liquidity of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $106.4 million at February 29, 2004, from $79.5 million at August 31, 2003. As of February 29, 2004, the Company had cash and cash investments of $23.5 million compared to $16.4 million at August 31, 2003. Marketable securities increased to $51.8 million from $38.8 million during the same period. The ratio of current assets to current liabilities increased to 12.50 to 1 at February 29, 2004 up from 8.41 to 1 at August 31, 2003. Total assets increased by $15.1 million to $227.8 million at February 29, 2004, compared to $212.7 million at August 31, 2003.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $14.3 million was available for the Company’s general use at February 29, 2004 (see Note 8 to condensed consolidated financial statements).

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the six months ending February 29, 2004 increased by $11.7 million when compared to the first six months of the prior year. This was primarily due to an increase in earnings from real estate sales for the six months ended February 29, 2004 when compared to the six months ended February 28, 2003 ($19.5 million vs. $0.6 million during the first six months of fiscal 2004 and 2003, respectively).

Income from operations decreased to $484 thousand for the first six months of fiscal 2004, compared to $1.2 million for the first six months of fiscal 2003. The increase was largely due to an increase in general and administrative expenses due to $1.4 million of stock options vesting in the second quarter commensurate with a change in control.

Earnings from agricultural activities approximated the prior year ($1.7 million vs. $1.6 million for the second quarter, and $2.1 million during the first six months of both fiscal 2004 and 2003, respectively).

Citrus

The citrus division reported a profit of $506 thousand for the second quarter of fiscal 2004, vs. a profit of $369 thousand for the second quarter of fiscal 2003. The Citrus division recorded a loss of $394 thousand for the first six months of fiscal 2004, compared to $410 thousand profit during the first six months of fiscal 2003. The current year’s Florida orange crop has been forecasted to be the largest on record. As of February 29, 2004, it appears that the projection will be significantly correct. Accordingly, citrus prices have declined. In light of this, the Company recorded a valuation allowance of $722 thousand against the unharvested fruit crop during the first quarter of fiscal 2004.

Sugarcane

Sugarcane earnings were $1.2 million for both the second quarter of fiscal 2004 and 2003. Sugarcane earnings were $1.7 million for the six months ending February 29, 2004 and the six months ended February 28, 2003.

Ranching

Ranch earnings during the second quarter of fiscal 2004 approximated those of the second quarter of prior year ($89 thousand vs. $121 thousand for the second quarter of fiscal 2004 and 2003, respectively). For the first six months of fiscal 2004, ranch earnings have increased when compared to the same period a year ago ($813 thousand vs. $25 thousand for the six months ended February 29, 2004 and February 28, 2003 respectively). Cattle prices have averaged significantly higher during fiscal 2004 than in fiscal 2003, and is the primary cause of the increase.

During December 2003, a cow in Washington State tested positive for bovine spongiform encephalopathy (BSE a/k/a "mad cow disease"). This has caused some foreign countries to ban beef imports from the United States. Although there have been price declines since the BSE discovery, the incident appears to be isolated and beef prices are still well above prior year levels. The Company has no reason to believe its beef herd is subject to any risk from this disease.

General Corporate

The Company is continuing its marketing and permitting activities for its land that surrounds Florida Gulf Coast University in Lee County, Florida. There are sales contracts in place for all this property, totaling $138.4 million. The agreements are at various stages in the due diligence process with closing dates expected over the next two years. The contracts are subject to various contingencies and there is no assurance that they will close.

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

During the second quarter of fiscal 2004, the Company, through Alico-Agri, completed the sale of 244 acres in Lee County, Florida. The sales price was $30.9 million and resulted in a gain of $19.7 million. The sale generated $20.9 million cash with the remaining $10 million held in the form of a mortgage receivable due in December 2004.

Off Balance Sheet Arrangements

______________________________

The Company has no off balance sheet arrangements that have, or are reasonably likely to have any material impact on the Company’s current or future financial condition, revenues, or results of operations.

Disclosure of Contractual Obligations

_____________________________________

Contractual obligations of the Company are outlined below:

February 29, 2004

(in thousands)

Less than 1-3 3-5 5+

Contractual obligations Total 1 year years years years

Long-term debt 52,764 3,321 40,371 2,633 6,439

Leases (Operating & capital) - - - - -

Purchase obligations (donation) 2,236 723 1,513 - -

Other long-term liabilities 27,636 109 17,306 80 10,141

TOTAL 82,636 4,153 59,190 2,713 16,580

August 31, 2003

(in thousands)

Less than 1-3 3-5 5+

Contractual obligations Total 1 year years years years

Long-term debt 57,448 3,321 39,576 4,633 9,918

Leases (Operating & capital) - - - - -

Purchase obligations (donation) 2,983 754 1,459 770 -

Other long-term liabilities 19,488 - 9,820 180 9,488

TOTAL 79,919 4,075 50,855 5,583 19,406

Critical Accounting Policies and Estimates

__________________________________________

The preparation of the Company’s financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed below.

Alico records inventory at the lower of cost or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

Based on fruit buyers’ and processors’ advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $187 thousand during fiscal 2004 and $196 thousand in fiscal 2003.

In accordance with Statement of Position 85-3 “Accounting by Agricultural Producers and Agricultural Cooperatives”, the cost of growing crops (citrus and sugarcane) are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as cost of sales to provide an appropriate matching of costs incurred with the related revenue earned. The inventoried cost of each crop is then compared with the estimated net realizable value (NRV) of the crop and any costs in excess of the NRV are immediately recognized as cost of sales.

Cautionary Statement

____________________

Readers should note, in particular, that this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and other words of similar meaning, are likely to address the Company’s growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may effect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

No changes

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2004 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORM 10-Q

PART II. OTHER INFORMATION

ITEMS 1-5 have been omitted as there are no items to report during this interim period.

ITEM 6. Exhibits and reports on Form 8-K.

(a) Exhibits:

Exhibit 11. Computation of Earnings per share February 29, 2004.

Exhibit 99. Accountant's Review Report.

Exhibit 99.1 Rule 13a-14(a) certifications.

Exhibit 99.2 Section 1350 certifications.

(b) Reports on Form 8-K.

January 5, 2004 announcing real estate sale by Alico-Agri

January 30, 2004 providing tax ruling announcement pursuant to settlement agreement

February 17, 2004 announcing acceleration of real estate gain

February 26, 2004 announcing change in beneficial ownership and board of directors

February 26, 2004 change in control of Alico, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.

(Registrant)

/S/ W. BERNARD LESTER

April 13, 2004 W. Bernard Lester

Date President

Chief Operating Officer

(Signature)

/S/ L. CRAIG SIMMONS

April 13, 2004 L. Craig Simmons

Date Vice President

Chief Financial Officer

(Signature)

/S/ PATRICK W. MURPHY

April 13, 2004 Patrick W. Murphy

Date Controller

(Signature)

EXHIBIT 11

ALICO, INC.

Computation of Earnings per share

(in thousands except per share data)

For the three months ended For the six months ended

February 29, February 28, February 29, February 28,

2004 2003 2004 2003

Net income $ 12,744 $ 789 $ 12,793 $ 1,048

Weighted shares outstanding 7,180 7,108 7,161 7,102

Basic Earnings per share 1.77 0.11 1.79 0.15

(Net income divided by shares

outstanding)

Dilutive securities

(options outstanding) 156 156 156 156

Weighted shares, diluted 7,336 7,264 7,317 7,258

Fully diluted Earnings per share $ 1.74 0.11 1.75 0.14

(Net income divided by dilutive shares)

EXHIBIT 99

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

The Stockholders and

Board of Directors

Alico, Inc.:

We have reviewed the condensed consolidated balance sheet of Alico, Inc. and subsidiaries as of February 29, 2004, and the related condensed consolidated statements of operations for the three and six month periods ended February 29, 2004 and February 28, 2003, and the condensed consolidated statements of cash flows for the six month periods ended February 29, 2004 and February 28, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated October 10, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2003, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Orlando, Florida

March 30, 2004

Exhibit 99.1

CERTIFICATION

I, John R. Alexander certify that;

1. I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this report;

4. Alico’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Alico and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of Alico’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in Alico’s internal control over financial reporting that occurred during Alico’s most recent fiscal quarter February 29, 2004 that has materially affected, or is reasonably likely to materially affect, Alico’s internal control over financial reporting; and

5. Alico’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Alico’s auditors and audit committee of Alico’s Board of Directors:

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: April 13, 2004 /S/ JOHN R. ALEXANDER

John R. Alexander

Chairman and Chief

Executive Officer

CERTIFICATION

I, L. Craig Simmons certify that;

1. I have reviewed this quarterly report on Form 10-Q of Alico, Inc. (Alico),

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Alico as of, and for, the periods presented in this report;

4. Alico’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Alico and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Alico, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of Alico’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in Alico’s internal control over financial reporting that occurred during Alico’s most recent fiscal quarter February 29, 2004 that has materially affected, or is reasonably likely to materially affect, Alico’s internal control over financial reporting; and

5. Alico’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Alico’s auditors and audit committee of Alico’s Board of Directors:

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: April 13, 2004 /S/ L. CRAIG SIMMONS

L. Craig Simmons

Vice President and

Chief Financial Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alico, Inc. (the “Company”) on Form 10-Q for the three and six month periods ended February 29, 2004 and February 28, 2003 as filed with the Securities and Exchange Commission on April 13, 2004 (the “Form 10-Q”), I, John R. Alexander, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 13, 2004

/S/ JOHN R. ALEXANDER

John R. Alexander

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alico, Inc. (the “Company”) on Form 10-Q for the three and six month periods ended February 29, 2004 and February 28, 2003 as filed with the Securities and Exchange Commission on April 13, 2004 (the “Form 10-Q”), I, L. Craig Simmons, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 13, 2004

/S/ L. CRAIG SIMMONS

L. Craig Simmons

Chief Financial Officer