Form 10-Q
period 2004-05-31
ALICO INC
filed 2004-07-14
CIK 3545

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For nine months ended May 31, 2004.

OR _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________. Commission file number 0-261.

ALICO, INC.

(Exact name of registrant as specified in its charter) Florida 59-0906081 (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation of organization)

P. O. Box 338, La Belle, FL 33975 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code (863) 675-2966 Indicate by check mark whether the registrant (1) has filed all reports required to be filed

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (1 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

There were 7,284,755 shares of common stock, par value $1.00 per share, outstanding at June 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data) Three months ended May 31, Nine months ended May 31,

2004		2003 2004	2003
Revenue:
Citrus	9,686$	9,247$ 19,579$	20,641$
Sugarcane	3,459	4,977 11,665	12,937
Ranch	4,650	3,086 9,074	6,350
Rock products and sand	1,036	392 2,600	1,472
Oil lease and land rentals	259	155 952	690
Forest products	168	94 342	222
Retail land sales	90	36 285	153
Total revenue	19,348	17,987 44,497	42,465
Cost of sales:
Citrus production,
harvesting and marketing	8,081	7,385 18,368	18,371
Sugarcane production
and harvesting	2,932	3,476 9,475	9,762
Ranch	4,045	2,658 7,656	5,897

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (2 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Retail land sales	61	33 191		131
Total cost of sales	15,119	13,552 35,690		34,161
Gross Profit	4,229	4,435 8,807			8,304
General and administration
expenses	1,243	1,403 5,337		4,050
Income from operations	2,986	3,032	3,470		4,254
Other income (expense):
Profit on sales of real estate	824	141 20,296		695
Interest and investment income	748	229 2,002		750
Interest expense	(406)	(518) (1,385)		(1,542)
Other	(173)	63 81		219
Total other income
(expense), net	993 (85)	20,994		122
Income before income taxes	3,979	2,947 24,464			4,376
Provision for income taxes	1,639	882 9,331		1,263
Net income	2,340$	2,065$	15,133$		3,113$
Weighted average number of
shares outstanding	7,263	7,110 7,195		7,105
Per share amounts:
Basic	0.32$	0.29$	2.10$		0.44$
Fully diluted	0.32$	0.28$	2.07$		0.43$
Dividends	-$	-	0.60$		0.35$
See accompanying Notes to Condensed
Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) May 31, 2004 Aug. 31, 2003

(Unaudited) ASSETS Current assets: Cash and cash investments 21,028$ 16,352$ Marketable securities 54,447 38,820 Accounts receivable 10,373 9,680 Mortgages and notes receivable 12,314 2,534

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (3 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm
Inventories	16,073	21,845
Other current assets	351	973
Total current assets	114,586	90,204
Other assets:
Notes receivable, non-current	646	234
Land held for development and sale	5,418	16,587
Investments	856	886
Total other assets	6,920	17,707
Property, buildings and equipment	147,822	144,578
Less: Accumulated depreciation	(42,256)	(39,741)
Net property, buildings and equipment	105,566	104,837
Total assets	227,072$	212,748$
See accompanying Notes to Condensed
Consolidated Financial Statements.
ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Continued)
May 31, 2004		Aug. 31, 2003
(Unaudited)
LIABILITIES
Current liabilities:
Accounts payable	1,413$	2,110
Accrued ad valorem taxes	984	1,519
Current portion of notes payable	3,320	3,321
Accrued expenses	1,060	988
Income taxes payable	702	-
Deferred income taxes	1,321	1,680
Due to profit sharing	-	350
Donation payable	743	754
Total current liabilities	9,543	10,722
Deferred revenue	29	91
Notes payable	45,516	54,127
Deferred income taxes	10,895	9,668
Deferred retirement benefits	578	120
file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (4 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Other non-current liability	16,717	9,609
Donation payable	1,514	2,229
Total liabilities	84,792	86,566
STOCKHOLDERS' EQUITY
Common stock	7,272	7,116
Additional paid in capital	7,154	3,074
Accumulated other
comprehensive income	1,974	961
Retained earnings	125,880	115,031
Total stockholders' equity	142,280	126,182
Total liabilities and
stockholders' equity	227,072$	212,748$
See accompanying Notes to Condensed
Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Nine Months Ended May 31,

2004 2003 Cash flows from operating activities 12,447$ 10,746$ Cash flows used for investing activities: Purchase of property and equipment (5,829) (5,647) Proceeds from sales of real estate 20,327 822 Proceeds from sales of property and equipment 1,650 740 Purchase of marketable securities (17,964) (2,524) Proceeeds from sales of marketable securities 4,170 3,512 Notes receivable collections 299 56

Net cash used for investing

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (5 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

activities	2,653	(3,041)
Cash flows used for
financing activities:
Repayment of bank loan	(26,062)	(26,290)
Proceeds from bank loan	17,450	25,274
Proceeds from exercising
stock options	2,473	454
Dividends paid	(4,285)	(2,483)
Net cash used for financing
activities	(10,424)	(3,045)
Net increase in cash and
cash investments	4,676	4,660
Cash and cash investments
at the beginning of year	16,352	10,140
Cash and cash investments
at end of period	21,028$	14,800$
Non cash investing activities:
Issuance of mortgage notes	10,491$	-$
Fair value adjustment to
securities available for sale, net
of tax effects	1,013$	1,126$
Reclassification of breeding herd
to property and equipment	599$	700$
See accompanying Notes to Condensed
Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands except for per share data)

1. Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc.(Alico; the Company) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag) Alico-Agri, Ltd. (Alico-Agri), and Agri-Insurance Company,

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (6 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Ltd. (Agri), after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2003. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 2004 and the consolidated results of operations and cash flows for the three and nine month periods ended May 31, 2004 and May 31, 2003.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop of $541 and $728 during the three and nine months ended May 31, 2004, respectively and $0 and $282 during the three and nine months ended May 31, 2003, respectively. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2003 have been reclassified to conform to the 2004 presentation.

2. Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria is met including whether the profit is determinable, collectibility of the sales price is reasonably assured and whether the earnings process is complete.

3. Marketable Securities Available for Sale:

The Company has classified 100% of investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholder's equity until realized. The cost and estimated fair value of marketable securities available for sale at May 31, 2004 and August 31, 2003 were as follows:

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (7 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

May 31, 2004 August 31, 2003

Net					Net
Unrealized Estimated					Unrealized Estimated
Cost			Fair			Fair
		gain (loss)	value	Cost	gain (loss)	value
Equity Securities:
Preferred stocks	$ 1,613	$ 30	$ 1,643	$ 2,504	$ 20	$ 2,524
Common stocks	5,638	(152)	5,486	1,893	(85)	1,808
Mutual funds	22,182	2,770	24,952	10,181	1,801	11,982
Total equity securities
	29,433	2,648	32,081	14,578	1,736	16,314
Debt securities:
Municipal bonds	1,364	17	1,381	515	28	543
Corporate bonds	13,975	(128)	13,847	2,762	(161)	2,601
Mutual finds	4,465	148	4,613	8,435	(188)	8,247
Fixed maturity
instruments	2,577	(52)	2,525	11,146	(31)	11,115
Total debt securities
	22,381	(15)	22,366	22,858	(352)	22,506
Total	$ 51,814	$ 2,633	$ 54,447	$ 37,436	$ 1,384	$ 38,820

4. Mortgages and notes receivable:

Mortgages and notes receivable arose from real estate sales. The balances at May 31, 2004 and August 31, 2003 are as follows:

May 31, 2004 Aug. 31, 2003

(Unaudited)

Mortgage notes receivable on retail land sales $ 298 $ 235 Mortgage notes receivable on bulk land sales 12,642 2,420 Other notes receivable 20 113

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (8 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Total mortgages and notes receviable 12,960 2,768 Less current portion 12,314 2,534 Non-current portion $ 646 $ 234

5. Inventories:

A summary of the Company's inventories is shown below:

May 31, 2004 Aug. 31, 2003

(Unaudited)

Unharvested fruit crop on trees $ 6,161 $ 8,135 Unharvested sugarcane 3,403 5,159 Beef cattle 5,742 7,892 Sod 767 659 Total inventories $ 16,073 $ 21,845 Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into

cattle futures contracts to reduce exposure to changes in market prices. The Company classifies these contracts as fair value hedges. The contracts are recorded at fair market value, with any resulting gains or losses added to the cost of cattle sold. The Company had no open positions at May 31, 2004.

6. Income taxes:

The provision for income taxes for the three and nine months ended May 31, 2004 and May 31, 2003 is summarized as follows:

Three months ended May 31, Nine months ended May 31,

2004 2003 2004 2003

Current: Federal income tax $ 2,001 $ 478 $ 8,231 $ 781 State income tax 214 52 879 84

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (9 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

2,215 530 9,110 865

Deferred:

Federal income tax (520) 317 200 359 State income tax (56) 35 21 39 (576) 352 221 398 otal provision for income taxes

$ 1,639 $ 882 $ 9,331 $ 1,263

T

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2000, 2001, 2002 and 2003, and Agri tax returns for calendar years 2000, 2001 and 2002. No adjustments have been proposed to date.

7. Employee Benefit Plans

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code section 401(k). No contributions were made during the first nine months of fiscal 2004 or 2003, respectively. Contributions are made annually to the profit sharing plan and were $350 and $285 for the years ended August 31, 2003 and 2002, respectively.

Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning this plan are as follows:

Three Months ended May 31, Nine Months ended May 31,

2004 2004 2003

2003 Components of net pension cost: Service cost, net of participant contributions $ 35 $ 127 $ 148 $ 383 Interest cost 70 59 209 176 Expected return on plan assets 39 (91) (117) (230)

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (10 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Prior service cost amortization 1 1 2 2

Net pension cost for defined

benefit plan

$ 145 $ 96 $ 242 $ 331 The net benefit obligation was computed using a discount rate of 6.25%. Employer contributions to the plan for the first nine months of fiscal 2004 and 2003 were $419 and $29,

respectively.

8. Indebtedness: The Company has financing agreements with commercial banks that permit the Company to borrow up to $54 million. The outstanding debt under these agreements was $36.1 million and $43.8 million at May 31, 2004 and August 31, 2003 respectively. In March 1999, the Company mortgaged 7,680 acres for $19 million in connection with a $22.5 million acquisition of producing citrus and sugarcane operations. The long-term portion of debt at May 31, 2004 and August 31, 2003 was $45.5 million and $54.1 million respectively.

Maturities of the indebtedness of the Company over the next five years are as follows:

2004- $3,320; 2005- $33,449: 2006- $3,312; 2007- $1,315; 2008- $1,318; and $6,122 thereafter.

Interest cost expensed and capitalized during the periods presented was as follows:

Three Months ended May 31, Nine Months ended May 31,

2004 2003 2004 2003

$

Interest expensed $ 406 $ 518 $ 1,385 1,542 Interest capitalized 70 68 199 191

Total interest cost $ $ 476 $ 586 $ 1,584 1,733

9. Other non-current liability:

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (11 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) (“Agri”) in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Alico’s goal included not only prefunding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri. As Agri has converted certain of the assets contributed by Alico to cash, book and tax differences have arisen resulting from differing viewpoints related to the tax treatment of insurance companies for both federal and state tax purposes. Due to the historic nature of the primary assets contributed as capital to Agri and the timing of the sales of certain of those assets by Agri, the Company has decided to record a contingent liability, providing for potential differences in the tax treatment of sales of Agri’s assets. The Company’s decision has been influenced by perceived changes in the regulatory environment.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 10K. Alico, Inc. evaluates performance based on profit or loss from operations before income taxes. Alico, Inc.'s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (12 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

The following table presents the results from operations before income taxes for each of the

Company's operating segments for the three and nine month periods ended May 31, and the segment assets as of May 31.

Three months ended May 31,

Nine months ended May 31,

2004
2003			2004	2003
Citrus:
Revenue	$ 9,686	$ 9,246	$ 19,579	$ 20,641
Cost and expenses	8,081	7,386	18,368	18,371
Segment profit	1,605	1,860	1,211	2,270
Depreciation and
amortization	583	582	1,769	1,761
Segment assets			53,358	53,939
Sugarcane:

Revenue 3,459 Cost and expenses 2,932 Segment profit 527 Depreciation and amortization 534 Segment assets 4,977 11,665 12,937 3,476 9,475 9,762 1,501 2,190 3,175

602 1,684 1,817 50,049 48,163

Ranching:

Revenue 4,650 Cost and expenses 4,045 Segment profit 605 Depreciation and amortization 357 Segment assets

3,087 9,074 6,350 2,659 7,656 5,897 428 1,418

386 1,071 1,152 20,654 23,728

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (13 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Three months ended May 31,

Nine months ended May 31,

2004
		2003	2004	2003
Other*

Revenue $ 2,952 Cost and expenses 1,710 Segment profit (loss) 1,242 Depreciation and amortization 115 Segment assets

$ 1,111 $ 26,558 $ 4,201 1,953 6,913 5,723 (842) 19,645 (1,522)

121 307 361 103,011 68,407

Total

Revenue 20,747 18,421 66,876 44,129 Cost and expenses 16,768 15,474 42,412 39,753 Segment profit $ 3,979 $ 2,947 24,464 4,376 Depreciation and amortization 1,589 1,691 4,831 5,091 Segment assets $ 227,072 $ 194,237 *Consists of rent, investments, real estate activities and other such items of a general corporate nature.

12. Stock Option Plan

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and determined on the effective date of the grant. The strike price cannot be less than 55% of the market price.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income would have changed to the proforma amounts indicated below:

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (14 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

	Three mon	ths	Nine months
	ended May 2004	31, 2003	ended May 31, 2004	2003
Net income as reported Add: Stock based employee compensation	$ 2,340	$ 2,065	$ 15,133	$ 3,113
expense included in reported net income net of related tax effects Deduct: Total stock based employee compensation	-	131	1,100	393
determined under the Black Scholes Model for all awards net of related tax effects Proforma net income Basic earnings per share reported Proforma basic earnings per share Fully diluted earnings per share reported Proforma fully diluted earnings per share	-$ 2,340 $ 0.32 $ 0.32 $ 0.32 $ 0.32	(132) $ 2,064 $ 0.29 $ 0.29 $ 0.28 $ 0.28	(1,063) $ 15,170 $ 2.10 $ 2.11 $ 2.07 $ 2.08	(395) $ 3,111 $ 0.44 $ 0.44 $ 0.43 $ 0.43

Balance outstanding, August 31, 2002 Granted

Weighted
	Weighted	average
	average	remaining
	exercise	contractual
Options	price	Life (in years)
117,847 67,280	$ 15.20 15.68	10

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (15 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Exercised 35,726 15.53

Balance outstanding, August 31, 2003 149,401 15.34 9 Granted 119,462 18.42 Exercised 156,135 14.83 Balance

outstanding, May 31, 2004 112,728 $ 17.66 9

On May 31, 2004, there were 112,728 shares exercisable and 292,844 shares available for grant.

13. Other Comprehensive Income

Other comprehensive income (loss), arising from market fluctuations in the Company’s securities portfolio, was as follows:

ALICO, INC.

Schedule of Other Comprehensive Income

(in thousands)
	For the three
	months ended		For the nine
			months ended
	May 31,	May			May
		31,	May 31,		31,
	2004
		2003	2004		2003
Balance of Other Comprehensive
Income
(loss) at beginning of period	$ 2,747	$ (785)		$ 961	$ (432)
Unrealized Security gains (losses)	(1,054)	2,171		1,269	1,617
Taxes provided for unrealized (gains)
losses	281	(693)		(256)	(492)
Net change in Other Comprehensive
Income	(773)	1,478		1,013	1,125

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (16 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Other Comprehensive Income at end of period $ 1,974 $ 693 $ 1,974 $ 693

14. Future application of Accounting Standards

In November 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of Issue No. 03-1 are effective for reporting periods beginning after June 15, 2004. The Company evaluated, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment's financial position, including its appraisal and net asset value; market prices; and the Company’s intent and ability to hold the investment. In the opinion of management, the adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $105.0 million at May 31, 2004, from $79.5 million at August 31, 2003. As of May 31, 2004, the Company had cash and cash investments of $21.0 million compared to $16.4 million at August 31, 2003. Marketable securities increased to $54.4 million from $38.8 million during the same period. The ratio of current assets to current liabilities increased to 12.00 to 1 at May 31, 2004 up from 8.41 to 1 at August 31, 2003. Total assets increased by $14.3 million to $227.0 million at May 31, 2004, compared to $212.7 million at August 31, 2003.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments that provide for revolving credit of up to $54.0 million, of which $17.9 million was available for the Company’s general use at May 31, 2004 (see

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (17 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Note 8 to condensed consolidated financial statements).

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the nine months ended May 31, 2004 increased by $12.0 million when compared to the first nine months of the prior year. This was primarily due to an increase in earnings from real estate sales for the nine months ended May 31, 2004 when compared to the nine months ended May 31, 2003 ($20.3 million vs. $0.7 million before tax during the first nine months of fiscal 2004 and 2003, respectively).

Income from operations decreased to $3.5 million for the first nine months of fiscal 2004, compared to $4.3 million for the first nine months of fiscal 2003. The decrease was largely due to an increase in general and administrative expenses due to $1.4 million of stock options vesting in the second quarter commensurate with a change in control.

Gross profits from agricultural activities were below the prior year ($2.9 million vs. $3.9 million for the third quarter, and $5.1 million during the first nine months of fiscal 2004 vs. $6.1 million for the first nine months of fiscal 2003).

Citrus

The citrus division reported a profit of $1.6 million for the third quarter of fiscal 2004, vs. a profit of $1.9 million for the third quarter of fiscal 2003. The Citrus division recorded a profit of $1.2 million for the first nine months of fiscal 2004, compared to $2.3 million during the first nine months of fiscal 2003. The current year’s Florida orange crop is the largest on record and, as a result, citrus prices have declined.

Sugarcane

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (18 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Sugarcane earnings were $527 thousand for the third quarter of fiscal 2004 as compared to $1.5 million for the third quarter of fiscal 2003. Sugarcane earnings were $2.2 million for the nine months ending May 31, 2004 and $3.2 million for the nine months ended May 31, 2003. Less tons were harvested during the current year.

Ranching

Ranch earnings during the third quarter of fiscal 2004 were slightly higher than those of the third quarter of prior year ($605 thousand vs. $428 thousand for the third quarter of fiscal 2004 and 2003, respectively). For the first nine months of fiscal 2004, ranch earnings have increased when compared to the same period a year ago ($1.4 million vs. $453 thousand for the nine months ended May 31, 2004 and May 31, 2003 respectively). Cattle prices have averaged significantly higher during fiscal 2004 than in fiscal 2003, and is the primary cause for the increase.

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

General Corporate

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (19 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

The Company is continuing its marketing and permitting activities for its land that surrounds Florida Gulf Coast University in Lee County, Florida. There are sales contracts in place for all this property, totaling $138.4 million. The agreements are at various stages in the due diligence process with closing dates expected over the next two years. The contracts are subject to various contingencies and there is no assurance that they will close.

The Company formed Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. The coverages currently underwritten by Agri will indemnify its insureds for the loss of the revenue stream resulting from a catastrophic event that would cause a grove to be replanted. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004, and in August 2002, Agri began insuring the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs. Due to Agri's limited operating history, it would be difficult, if not impossible, to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods. Since the coverages that have been written, as liquidity has

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (20 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

been generated, are primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.

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

During the fourth quarter of fiscal 2003, the Company sold 358 acres in Hendry County, Florida to Troy Weekly for $669 thousand. The sale generated a gain of $335 thousand. Additionally, the Company sold 266 acres in Polk County, Florida to the State of Florida for $617 thousand, generating a gain of $612 thousand.

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

Disclosure of Contractual Obligations

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (21 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Contractual obligations of the Company are outlined below:
May 31, 2004
(in
thousands)
Less
than
1-3	3-5	5+
Total
Contractual obligations	1 year	years	years	years
$	$
Long-term debt	48,836	$ 3,320	$ 36,761	2,633	$ 6,122
Leases (Operating & capital)	0	0	0	0	0
Purchase obligations
(donation)	2,257	743	1,514	0	0
Other long-term liabilities	28,219	134	16,924	80	11,081
TOTAL
79,312	4,197	55,199	2,713	17,203
August 31, 2003
(in
thousands)
Less
than
1-3	3-5	5+
Total
Contractual obligations	1 year	years	years	years
Long-term debt	57,448	3,321	39,576	4,633	9,918
Leases (Operating & capital)	0	0	0	0	0
Purchase obligations
(donation)	2,983	754	1,459	770	0
Other long-term liabilities	19,488	0	9,820	180	9,488
$
TOTAL	$	$19,406
79,919	$ 4,075	$ 50,855	5,583

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (22 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Critical Accounting Policies and Estimates

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

Based on fruit buyers’ and processors’ advances to growers, stated cash and futures markets combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $728 thousand during fiscal 2004 and $282 thousand in fiscal 2003.

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

Cautionary Statement

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (23 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Readers should note, in particular, that this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and other words of similar meaning, are likely to address the Company’s growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may effect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

No changes since registrant’s disclosure of this item in its last annual report on Form 10

K.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2004 pursuant to Exchange Act Rule 13a15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken.

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (24 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORM 10-Q PART II. OTHER INFORMATION

ITEMS 1-5 have been omitted, as there are no items to report during this interim period. ITEM 6. Exhibits and reports on Form 8-K.

(a)
Exhibits: Exhibit 11. Computation of Earnings per share May 31, 2004. Exhibit 99.1 Rule 13a-14(a) certifications. Exhibit 99.2 Section 1350 certifications.

(b)
Reports on Form 8-K. March 4, 2004 announcing change in control of Alico, Inc. and change of directors June 8, 2004 announcing change in Certified Public Accountants June 14, 2004 announcing promotion of W. Bernard Lester as CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (25 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

(Registrant) /S/ W. BERNARD LESTER July 14, 2004 W. Bernard Lester Date President Chief Executive Officer (Signature) /S/ L. CRAIG SIMMONS July 14, 2004 L. Craig Simmons Date Vice President Chief Financial Officer (Signature) /S/ PATRICK W. MURPHY July 14, 2004 Patrick W. Murphy Date Controller (Signature)

EXHIBIT 11

ALICO, INC. Computation of Earnings per share (in thousands except per share data)

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (26 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

For the three months ended For the nine months ended

May 31,			May 31,
		May 31,		May 31,
2004			2004
		2003		2003
Net income	$ 2,340	$ 2,065	$ 15,133	$ 3,113
Weighted shares outstanding	7,263	7,110	7,195	7,105
Basic Earnings per share
	$ 0.32	$ 0.29	$ 2.10	$ 0.44
(Net income divided by shares
outstanding)
Dilutive securities (options outstanding)	113	156	113	156
Weighted shares, diluted	7,376	7,266	7,308	7,261
Fully diluted Earnings per share	$ 0.32	$ 0.28	$ 2.07	$ 0.43
(Net income dividied by dilutive shares)

EXHIBIT 99.1

CERTIFICATION

I, W. Bernard Lester certify that;

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

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (27 of 32)7/14/2004 6:15:09 AM

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

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

c) Evaluated the effectiveness of Alico’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in Alico’s internal control over financial reporting that occurred during Alico’s most recent fiscal quarter May 31, 2004 that has materially affected, or is reasonably likely to materially affect, Alico’s internal control over financial reporting; and

5. Alico’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Alico’s auditors and audit committee of Alico’s Board of Directors:

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

Dated: July 14, 2004 /S/ W. BERNARD LESTER

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (28 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

W. Bernard Lester President and Chief Executive Officer

CERTIFICATION

I, L. Craig Simmons certify that;

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

c) Evaluated the effectiveness of Alico’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (29 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

d) Disclosed in this report any change in Alico’s internal control over financial reporting that occurred during Alico’s most recent fiscal quarter May 31, 2004 that has materially affected, or is reasonably likely to materially affect, Alico’s internal control over financial reporting; and

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

Dated: July 14, 2004 /S/ L. CRAIG SIMMONS

L. Craig Simmons Vice President and Chief Financial Officer

EXHIBIT 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alico, Inc. (the “Company”) on Form 10-Q for the three and nine month periods ended May 31, 2004 and May 31, 2003 as filed with the

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (30 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Securities and Exchange Commission on July 14, 2004 (the “Form 10-Q”), I, W. Bernard Lester, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 14, 2004 /S/ W. BERNARD LESTER

W. Bernard Lester Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alico, Inc. (the “Company”) on Form 10-Q for the three and nine month periods ended May 31, 2004 and May 31, 2003 as filed with the Securities and Exchange Commission on July 14, 2004 (the “Form 10-Q”), I, L. Craig Simmons, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (31 of 32)7/14/2004 6:15:09 AM file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm

Dated: July 14, 2004 /S/ L. CRAIG SIMMONS

L. Craig Simmons Chief Financial Officer

file:///C|/Documents%20and%20Settings/pat.ALICOINC.001/Desktop/10Q/f10q53104.htm (32 of 32)7/14/2004 6:15:09 AM