Form 10-Q/A
period 2004-05-31
ALICO INC
filed 2004-07-26
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment 1

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

Explanatory Note:

This amendment is being filed in order to attach exhibits related to Corporate By-laws and material contracts, which were inadvertently omitted from a previous filing. There were no amendments to the main body of the May 31, 2004 10Q as originally filed.

FORM 10-Q

PART II. OTHER INFORMATION

ITEMS 1-5 have been omitted, as there are no items to report during this interim period.

ITEM 6. Exhibits and reports on Form 8-K.

(a) Exhibits:

Exhibit 3.1 Corporate By-laws

Exhibit 10.1. Fruit Marketing Contract with Ben Hill Griffin Inc.

Exhibit 10.2 Agreement for Purchase and sale and subsequent amendments

Exhibit 11. Computation of Earnings per share May 31, 2004.

Exhibit 31.1 Rule 13a-14(a) certification

Exhibit 31.2 Rule 13a-14(a) certification

Exhibit 32.1 Section 1350 certification

Exhibit 32.2 Section 1350 certification

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

July 23, 2004 W. Bernard Lester

Date President

Chief Executive Officer

(Signature)

/S/ L. CRAIG SIMMONS

July 23, 2004 L. Craig Simmons

Date Vice President

Chief Financial Officer

(Signature)

/S/ PATRICK W. MURPHY

July 23, 2004 Patrick W. Murphy

Date Controller

(Signature)