Form 10-K
period 2004-08-31
ALICO INC
filed 2004-11-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the transition period from			to

Commission file number 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

	Florida				59-0906081
	(State or other jurisdiction of				IRS Employer
	incorporation or organization)				identification number

	P.O. Box 338, La Belle, Florida				33975
	(Address of principal executive offices)				Zip code

	Registrant's telephone number including area code				(863) 675-2966

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule
12b-2 of the Exchange Act)

		Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

		Yes		No	X
As of November 3, 2004 there were 7,319,357 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on the
NASDAQ) of the common stock held by non-affiliates was approximately $193,520,915.

DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K filed June 8, 2004
Form 8-K/A filed June 16, 2004

Index

Alico, Inc.
Form 10-K
For the year ended August 31, 2004

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Part II
Item 5. Market for Registrant's Common Stock & Related Stockholder matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant's Fees and Services

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

PART I
Item 1. Business.

Alico, Inc. (the "Company"), was formed February 29, 1960 as a spinoff of the Atlantic Coast Line Railroad Company and is generally recognized as an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 141,067 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 9 for location and acreage by current primary use.) The Company is involved in various operations and activities including citrus fruit production, cattle ranching, sugarcane and sod production, and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple use wherever possible. Cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration, in some instances, utilize the same acreage.

Agricultural operations have combined to produce from 90 to 95 percent of annual operating revenues during the past five years. Citrus groves generate the most gross operating revenue. Sugarcane ranks second in operating revenue production. While the cattle ranching operation utilizes the largest acreage, it ranks third in the production of operating revenue. Approximately 5,602 acres of the Company's property are classified as timberlands, however, the area in which these lands are located is not highly rated for timber production. These lands are also utilized as native range, in the ranching operation, and leased out for recreation and oil exploration.

Diversification of the Company's agricultural base was initiated with the development of a Sugarcane Division at the end of the 1988 fiscal year. The 11,131 acres in production during the 2004 fiscal year consisted of 2,444 acres planted in 2003, 2,685 acres planted in 2002, 2,495 acres planted in 2002 and 3,507 acres planted in 2001.

Leasing of lands for rock mining and oil and mineral exploration, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 5 to 9 percent of annual operating revenue.

The Company is not in the retail land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. However, it does from time to time sell properties which, in the judgment of management, are surplus to the Company's primary operations. Additionally, the Company’s wholly owned subsidiary, Alico-Agri, Ltd., engages in bulk land sales in connection with the generation of underwriting capital.

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

Subsidiary Operations

The Company has three wholly owned subsidiaries; Saddlebag Lake Resorts, Inc. ("Saddlebag") Agri-Insurance Company, Ltd. ("Agri") and Alico-Agri, Ltd. (Alico-Agri).

Saddlebag has been active in the subdividing, development and sale of real estate since its inception in 1971. Saddlebag has two subdivisions near Frostproof, Florida that have been developed and are on the market. While one of the subdivisions has been sold out, approximately 79% of the lots in the second development have been sold.

Agri, formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and disease. Independent third party actuaries compute premiums and coverage amounts for policies issued by Agri. Agri insured catastrophic business interruption coverage for Ben Hill Griffin, Inc. Griffin purchased catastrophic business interruption coverage from Agri during fiscal 2003, 2002 and 2001. The total coverage under the policy was $3.5 million, $3.2 million and $3.2 million for the 2003, 2002 and 2001 calendar years, respectively. Each policy term was one year expiring in December. The premiums charged under this policy were $138 thousand, $110 thousand and $104 thousand for 2003, 2002 and 2001, respectively.

Agri began providing coverage for Tri-County, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand.

Additionally, Agri directly underwrote catastrophic business interruption coverage for its parent company, Alico, Inc., insuring all but two of Alico’s citrus groves. The coverage term was from August 2002 to August 2003. Total coverage under the policy was $12.7 million and the premium charged was $803 thousand. Alico, Inc., renewed the policy in August 2003, extending the coverage term to August 2004. The coverage under the renewal was $13.6 million and the premium charge was $858 thousand. The policy was renewed again in August 2004, extending the coverage term to August 2005. The coverage under the renewal was $28.5 million and the premium charged was $1.1 million.

Agri underwrote catastrophic business coverage for Alico’s remaining two groves under a policy covering the term from January 2003 to January 2004. Total coverage under the policy was $2.0 million, and the premium charged was $119 thousand. The policy was renewed in January 2004 extending the term to January 2005. The coverage under the policy is $3.7 million and the premium charged was $98 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Alico-Agri, Ltd. was formed during fiscal 2003 to manage the real estate holdings of Agri. The partnership allows Alico to provide management and administrative services so that Agri can focus on insurance issues. Agri transferred all of its property holdings and the related contracts to Alico-Agri for a 99% partnership interest. Alico, the managing partner, transferred cash for a 1% interest in the partnership.

The financial results of the operation of these subsidiaries are consolidated with those of the Company. (See Note 1 of Notes to Consolidated Financial Statements.)

Citrus

Approximately 9,871 acres of citrus were harvested during the 2003/04 season. An additional 1,276 acres of citrus grove was not yet mature enough to produce a crop in fiscal 2004. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and major shareholder before February 2004. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by giving notice prior to the first day of August preceding each fruit season. Under the terms of the contract, the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds are distributed on a pro rata basis as the finished product is sold. In February 2004, Ben Hill Griffin, Inc. relinquished its stock holdings in the Company pursuant to the "Settlement Agreement" agreed upon with the Four Sisters Protectorate.

During the year ended August 31, 2004, approximately 77% of the Company's fruit crop was marketed under this agreement, as compared to 75% for the year ended August 31, 2003 and 77% for the year ended August 31, 2002. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 23% of total citrus revenue for the year ended August 31, 2004.

Sugarcane

The Company had 11,131 acres, 11,840 acres, and 11,680 acres of sugarcane in production during the 2004, 2003, and 2002 fiscal years, respectively. The 2004, 2003, and 2002 fiscal year crops yielded approximately 346,000, 413,000 and 376,000 gross tons, respectively. An additional 1,952 acres of planted cane was not yet mature for harvest during fiscal 2004.

Ranch

The Company has a cattle operation located in Hendry and Collier Counties, Florida, which is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 13,400 cows, bulls and replacement heifers. Approximately 54% of the herd are from one to five years old, while the remaining 46% are six years old or older. The Company primarily sells to packing and processing plants. The Company also sells cattle through local livestock auction markets and to contract cattle buyers. These buyers provide ready markets for the Company's cattle. The loss of any one or a few of these plants and/or buyers would not, in management's view, have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Forest Products

Approximately 4% of the Company's properties are classified as timberlands. The principal forest products sold by the Company are sabal palms and other horticultural commodities. These products are sold to various landscaping companies. The Company does not incur any of the harvesting expenses.

Part of the lands, from which the timber was removed, is being converted to semi-improved pasture and other uses.

Mining Operations: Rock and Sand

The Company leases approximately 5,732 acres in Lee County, Florida to CSR America, Inc. of West Palm Beach, Florida for mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

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

Twenty-four wells have been drilled during the years that the Company has been leasing subsurface rights to oil companies. The drilling has resulted in twenty-one dry holes, one marginal producer, which has been abandoned, and two average producers, one of which is still producing.

Competition

As indicated, the Company is primarily engaged in a limited number of agricultural activities, all of which are highly competitive. For instance, citrus is grown in some foreign countries and several states, the most notable of which are: Brazil, Florida, California,  and Texas. In addition, sugarcane products are imported from some foreign countries. Beef cattle are produced throughout the United States and domestic beef sales must also compete with sales of imported beef. Additionally, forest and rock products are produced in most parts of the United States. Leasing of land for oil exploration is also widespread.

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

Employees

At the end of August 2004, the Company had a total of 149 full-time employees classified as follows: Citrus 74; Ranch 16; Sugarcane 15; Facilities Maintenance Support 29; General and Administrative 15. There are no employees engaged in the development of new products or research. Management is not aware of any efforts by employees or outside organizers to create any type of labor union arrangement. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business

As with any agribusiness enterprise, the Company's business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs from October to June. Sugarcane is harvested during the first, second and third quarters. Other segments of the Company's business such as its cattle and sod sales, and its timber, mining and leasing operations, tend to be more recurring than seasonal in nature.

Available Information

The Company’s internet address is: http://www.alicoinc.com. The Company files reports with the Securities Exchange Commission ("SEC") as required by SEC rules and regulations on Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street , N.W., Washington, D.C.

The Company is an electronic filer with the SEC and these reports are available through the SEC internet site (http:www.sec.gov), and through the Company’s website as soon as reasonably practicable after filing with the SEC. Copies of SEC filed documents are also available free of charge upon request.

Item 2. Properties.

At August 31, 2004, the Company owned a total of 141,067 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to present use of these properties is shown in the following table:

Alico, Inc. & Subsidiaries
Land Use Summary

	Total	Hendry	Polk	Collier	Lee
Citrus:
Producing acres	11,147	3,765	3,253	4,129	-
Support and nonproductive*	5,737	1,890	650	3,197	-

Total Citrus	16,884	5,655	3,903	7,326	-

Sugarcane:
Producing acres	13,083	13,083	-	-	-
Support and nonproductive*	10,796	10,796	-	-	-

Total Sugarcane	23,879	23,879	-	-	-

Ranch:
Improved pasture	22,922	22,627	295	-	-
Semi-improved pasture	21,752	20,038	602	1,112	-
Native pasture	19,513	11,846	5,949	1,718	-
Support and nonproductive*	25,522	23,302	1,540	680	-

Total Ranch	89,709	77,813	8,386	3,510	-

Farming:
Leased acres	2,932	2,802	-	-	130
Support and nonproductive*	1,029	1,008	-	-	21

Total farming	3,961	3,810	-	-	151

Sod:
Producing acres	500	500	-	-	-
Support and nonproductive*	335	335	-	-	-

Total sod	835	835	-	-	-

Rock and Sand Mining	5,573	-	-	-	5,573
Commercial & Residential	226	4	214	-	8

Total	141,067	111,996	12,503	10,836	5,732

* Includes buildings, roads, water management systems and wetlands.

Of the above lands, the Company utilizes approximately 21,000 acres of improved pasture plus approximately 49,000 acres of native pasture for cattle production and approximately 5,732 acres are leased for rock mining operations. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

From the inception of the Company's initial development program in 1948, the goal has been to develop the lands for the most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. It is the opinion of Management that the lands are suitable for agricultural, residential and commercial uses. However, since the Company is primarily engaged in agricultural activities, some of the lands are considered surplus to its needs for this purpose and, as indicated under Item 1 of this report, sales of such surplus real property are made from time to time.

Management believes that each of the major programs is adequately supported by agricultural equipment, buildings, fences, irrigation systems and other amenities required for the operation of the projects.

Item 3. Legal proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
Common Stock Prices

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low prices, by fiscal quarter, during the years ended August 31, 2004 and 2003 are presented below:

	2004		2003
	Bid Price		Bid Price
	High	Low	High	Low

First Quarter	$35.99	26.18	$28.80	22.25

Second Quarter	39.75	32.79	28.04	21.15

Third Quarter	38.99	30.50	27.30	21.00

Fourth Quarter	$46.20	34.02	$28.70	22.72

Approximate Number of Holders of Common Stock

As of November 3, 2004, there were approximately 504 holders of record of the Company’s Common Stock as reported by the Company’s Transfer Agent.

Dividend Information

Only year-end dividends have been paid and during the last three fiscal years the dividends were as follows:

Record Date	Payment Date	Amount Paid Per Share

October 12, 2001	October 26, 2001		$ 1.00
October 11, 2002	October 25, 2002		$ 0.35
October 17, 2003	October 31, 2003		$ 0.60

The Company’s Board of Directors, at its meeting on October 8, 2004, voted to defer its annual dividend until a special committee of the board which has been formed has completed its consideration of any restructuring proposal from Atlantic Blue Trust, Inc., a Florida corporation which in February of 2004 acquired ownership of  3,493,777 shares (the "Shares") of the Company’s common stock from Ben Hill Griffin III, as Trustee of the Ben Hill Griffin, Jr. Irrevocable Trust Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay annual dividends in the immediate future; nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	75,626	$ 17.29	292,844

Equity compensation
plans not approved
by security holders	-	-	-

Total	75,626	$ 17.29	292,844

Item 6. Selected Financial Data

	Years Ended August 31,
Description	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Amounts)

Operating revenue	$52,057	$48,285	$49,185	$51,533	$45,207
Operating expenses	45,390	43,582	50,313	45,083	38,258
Income (loss) from continuing operations	6,667	4,703	(1,128)	6,450	6,949
Income (loss) from continuing operations
per weighted average common share	0.92	0.66	(0.16)	0.92	0.99
Total Revenue	87,779	66,532	63,545	69,710	62,540
Total Costs and Expenses	59,979	47,448	53,752	49,598	41,965
Income Taxes	9,987	6,425	2,258	4,046	6,464
Net Income	17,813	12,659	7,535	16,066	14,111
Average Number of Shares Outstanding	7,219	7,106	7,070	7,033	7,028
Net Income Per Share	2.47	1.78	1.07	2.29	2.01
Cash Dividend Declared Per Share	0.60	0.35	1.00	1.00	0.30
Current Assets	125,925	90,204	66,267	61,345	56,578
Total Assets	238,242	216,545	191,910	179,134	176,876
Current Liabilities	10,136	10,124	9,543	7,691	12,346
Ratio-Current Assets to Current Liabilities	12.42:1	8.91:1	6.94:1	7.98:1	4.58:1
Working Capital	115,789	80,080	56,724	53,654	44,232
Long-Term Obligations	82,908	80,239	69,149	58,818	60,985
Total Liabilities	93,044	90,363	78,692	66,509	73,331
Stockholder's Equity	145,198	126,182	113,218	112,625	103,545

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

Some of the statements in this document include statements about future expectations. Statements that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions, and strategic alternatives under consideration, are predictive in nature or depend upon or refer to future events or conditions, are subject to known, as well as, unknown risks and uncertainties that may cause actual results to differ materially from our expectations. There can be no assurance that any future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

Liquidity and Capital Resources

The Company had cash and marketable securities of $79.9 million at August 31, 2004, compared with $55.2 million at August 31, 2003. Working capital was $115.8 million and $80.1 million at August 31, 2004 and August 31, 2003 respectively.

Cash outlay for land, equipment, buildings, and other improvements totaled $7.3 million during fiscal 2004, compared to $7.3 million during fiscal 2003 and $9.3 million during fiscal 2002, respectively. Land preparation for citrus re-development and capital maintenance continued, as did expenditures for replacement equipment and raising of breeding cattle.

The Company, through Agri, supplies catastrophic business interruption coverage for Tri-County, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. Total coverage under the policy is $2.7 million. This represents the only underwriting exposure at August 31, 2004. In August and September 2004, a series of three hurricanes struck southwest Florida. The current estimate of the State’s crop loss is approximately 27%. Due to the extensive damages incurred throughout the state, a final assessment of damages has not yet been completed. The Company does expect a claim to be filed; however, the amount of the claim is not yet determinable. Total potential exposure under the policy for this claim is $900 thousand.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. The sale of a Lee County parcel is expected to close by August 2005. If the contract should close as written, it would provide approximately $13.8 million cash due at closing. The contracts were filed as attachments to the Company’s quarterly report on Form 10-Q/A for the nine months ended May 31, 2004. Also in connection with real estate transactions, the Company received a $10.0 million mortgage note in December 2003. The note matures in December 2004.

Management also expects continued profitability from the Company’s agricultural operations in fiscal 2005. Total earnings from agricultural operations in fiscal 2005 should approximate fiscal 2004. The outlook is for gross profits from citrus operations to potentially increase in fiscal 2005 when compared to fiscal 2004. Florida’s citrus production is expected to decline as a result of crop damages sustained during a series of hurricanes that hit Florida in August and September of 2004. The reduction in the supply of citrus is expected to result in improved market prices. The damage to the Company’s groves was limited to approximately $400 thousand. Provided there are no other catastrophic or unfavorable weather events, citrus earnings could improve.

Management expects gross profits from sugarcane operations to decline, due to government imposed quotas that will limit the amount of raw cane the Company can deliver to processors. Gross profits from the Company’s cattle operations in fiscal 2005 are expected to remain similar to the fiscal 2004 results.

Management expects royalties from rock and sand products to approximate or exceed fiscal 2004 levels in 2005, due to continued increases in production caused by development in Southwest Florida. However, mining royalties will cease upon the final disposition of the Lee County land. The final sale is expected to close within the next two fiscal years.

In August 2004 Atlantic Blue Trust, Inc., the Company’s largest stockholder, requested that the Company consider a restructuring of the Company. While Atlantic Blue Trust did not propose the specific terms of a transaction, Atlantic Blue Trust discussed with the Company’s Board of Directors the advisability of combining Atlantic Blue Trust’s cattle ranch, citrus operations and other acreage with Alico’s business in an effort to both lower costs and improve joint operations with Alico remaining a public company. To facilitate such a possible restructuring, Atlantic Blue Trust urged consideration of (a) paying a special cash dividend to all Alico stockholders; and (b) merging Atlantic Blue Trust with Alico or one of its subsidiaries with shareholders of Atlantic Blue Trust receiving shares of Alico common stock in the merger. The Company has established a special committee comprised of all of the independent directors to analyze the possible restructuring. The special committee has retained outside financial and legal advisors to assist with this analysis. Alico directors affiliated with Atlantic Blue Trust or employed by Alico have not participated and will not participate in the evaluation of a possible restructuring. As of this date no formal proposal has been made by Atlantic Blue Trust.

The Company has credit commitments that provide for revolving credit of up to $54.0 million, of which $10.8 million was available for the Company's general use at August 31, 2004 (see Note 6 of Notes to consolidated financial statements).

Results of Operations

Summary of results (in thousands):	Years Ended August 31,
	2004	2003	2002

Operating revenue	$52,057	$48,285	$49,185
Gross profit	13,138	11,022	9,678
General & administrative expenses	6,471	6,319	10,806
Income (loss) from operations	6,667	4,703	(1,128)
Profit on sale of real estate	20,311	14,994	11,641
Interest and investment income	2,519	1,201	1,471
Interest expense	1,825	2,081	2,421
Other income	128	267	230
Provision for income taxes	9,987	6,425	2,258
Effective income tax rate	35.9%	33.7%	23.1%
Net income	$17,813	$12,659	$7,535

Operating Revenue

Operating revenues for fiscal 2004 increased compared to fiscal 2003. Increases in revenues from rock and sand royalties and from agricultural activities were the most significant factors in the increase.

Operating revenues for fiscal 2003 decreased compared to fiscal 2002. A decrease in revenues from agricultural activities was the most significant factor in the decline.

Income (loss) from Operations

Income from operations was higher in fiscal 2004 than fiscal 2003 ($6,667 in fiscal 2004 vs. $4,703 in fiscal 2003). The increase in income was primarily due to increased royalty income from rock and sand products mined from the Company’s Lee County property. Mining activity has increased due to continued development around southwest Florida.

Income (loss) from operations increased significantly during fiscal 2003 when compared to the prior year ($4,703 in fiscal 2003 vs. ($1,128) in fiscal 2002). The improvement in income from operations was largely impacted by the Company’s fiscal 2002 commitment to donate $5.0 million to Florida Gulf Coast University (the University) in December 2001. The entire donation was accrued and included in general and administrative expenses during fiscal 2002. The remaining increase in income from operations in fiscal 2003 compared to fiscal 2002 was due to an increase in earnings from agricultural activities.

Interest and Investment Income

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal 2004, 2003 and 2002, increasing investment levels during each year.

Interest and investment income increased in fiscal 2004 when compared to fiscal 2003 ($2.5 million vs. $1.2 million in fiscal 2004 and 2003, respectively). The increase was caused by an increase in investment level in fiscal 2004 when compared to fiscal 2003 ($55.6 million at August 31, 2004 vs. $38.8 million at August 31, 2003), coupled with improved conditions in the financial markets. The investment levels increased due to the reinvestment of realized investment earnings, together with additional invested capital provided by proceeds from the sale of bulk excess real estate in December of 2003.

The decrease in fiscal 2003 and 2002, interest and investment income resulted from unfavorable conditions in the financial markets.

Interest Expense

Interest expense declined during fiscal 2004 when compared to fiscal 2003. The Company was able to pay down principal on higher interest notes using its existing revolving credit facility, effectively lowering its overall interest rate.

Interest expense decreased during fiscal 2003, compared to fiscal 2002. This was due to a decline in interest rates on borrowings.

Individual Operating Divisions

Gross profits for the individual operating divisions, for fiscal 2004, 2003 and 2002, are presented in the following schedule and are discussed in subsequent sections:

	Years Ended August 31,
	(in thousands)
	2004	2003	2002

CITRUS
Revenues:
Sales	$ 24,549	$ 24,107	$ 25,105

Cost & expenses
Harvesting & marketing	9,533	8,910	9,364
Direct production**	7,677	7,671	8,594
Allocated cost*	3,605	3,525	3,463

Total	20,815	20,106	21,421

Gross profit, citrus	3,734	4,001	3,684

SUGARCANE
Revenues:
Sales	12,398	13,373	11,789

Costs and expenses:
Harvesting and marketing	2,353	2,915	2,239
Direct production	4,164	3,844	3,965
Allocated cost*	3,156	3,429	3,253

Total	9,673	10,188	9,457

Gross profit, sugarcane	2,725	3,185	2,332

RANCH
Revenues:
Sales	$ 9,678	$ 7,175	$ 9,102
Costs and expenses:
Direct production	5,750	4,937	6,087
Allocated cost*	2,428	1,853	2,428

Total	8,178	6,790	8,515

Gross profit, ranch	1,500	385	587

Total gross profit, agriculture	7,959	7,571	6,603

OTHER OPERATIONS
Revenue:
Rock products and sand	3,448	2,154	1,999
Land rentals and oil lease	1,171	973	721
Forest products	407	292	355
Other	128	267	230

Total	5,154	3,686	3,305

Costs and expenses:
Allocated cost*	1,174	882	735
General & administrative, all operations	5,297	5,437	10,071

Total	6,471	6,319	10,806

Gross (loss) income, other operations	(1,317)	(2,633)	(7,501)

Total gross profit (loss)	6,642	4,938	(898)

INTEREST & DIVIDENDS
Revenue	2,519	1,201	1,471
Expense	1,825	2,081	2,421

Interest & dividends, net	$ 694	$ (880)	$ (950)

	Years Ended August 31,
	(in thousands)
	2004	2003	2002
REAL ESTATE
Revenue:
Sale of real estate	33,481	16,990	12,773

Expenses:
Cost of sales	12,987	1,925	1,076
Other costs	30	39	56

Total	13,017	1,964	1,132

Gain on sale of real estate	20,464	15,026	11,641

Income before income taxes	$ 27,800	$ 19,084	$ 9,793

* Allocated cost includes ad valorem and payroll taxes, depreciation and insurance.

** Excludes capitalized maintenance cost of groves less than five years of age consisting of
$2.2 million on 1,276 acres in 2004, $2.3 million on 1,617 acres in 2003, and $2.5 million on
1,326 acres in 2002.

Citrus

Gross profit was $3.7 million in fiscal 2004, $4.0 million in fiscal 2003, and $3.7 million for fiscal 2002.

Revenue from citrus sales increased 2% during fiscal 2004 compared to fiscal 2003 ($24.5 million in fiscal 2004 vs. $24.1 million in fiscal 2003). Total field boxes of citrus harvested increased to 4.6 million in fiscal 2004 from 4.3 million in fiscal 2003, due to favorable growing conditions, and was the primary cause of the increase. The favorable growing conditions also contributed to industry wide production increases, resulting in a record Florida citrus crop. The increased supply caused citrus prices to decrease as a whole, and the Company experienced a 4% decline in fruit prices. Additionally, during August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The resulting damage compelled the Company to write its crop inventory down $0.4 million. The amount was charged to fiscal 2004 operations.

Revenue from citrus sales decreased 4% during fiscal 2003, compared to fiscal 2002 ($24.1 million during fiscal 2003 vs. $25.1 million during fiscal 2002). Pounds of fruit solids per box decreased during fiscal 2003, compared to fiscal 2002, and was the primary cause of the decline in sales revenue.

Harvesting and marketing costs increased in fiscal 2004 when compared to fiscal 2003 ($9.5 million in fiscal 2004 vs. $8.9 million in fiscal 2003) due to the increased number of boxes harvested. Direct production and allocated costs were approximately the same for both fiscal 2004 and fiscal 2003 ($11.3 million in fiscal 2004 vs. $11.2 million in fiscal 2003).

Harvesting and marketing costs decreased in fiscal 2003 when compared to fiscal 2002 due to procedural efficiencies that resulted in a decrease in the per box rate during the year. Direct production and allocated costs decreased 7% in fiscal 2003 when compared to fiscal 2002, due to a decrease in the costs of cultivation and irrigation impacted by improved weather conditions.

The final returns from citrus pools are not precisely determinable at year-end. Returns are estimated each year based on the most current information available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Revenues collected in excess of prior year and year end estimates were $728 thousand, $198 thousand, and $568 thousand during fiscal 2004, 2003 and 2002, respectively.

Sugarcane

Gross profit for fiscal 2004 was $2.7 million, compared to $3.2 million in fiscal 2003 and $2.3 million in fiscal 2002. The 2004, 2003, and 2002 fiscal year crops yielded approximately 465,000, 523,000 and 466,000 standard tons, respectively. Yields per acre were 44.25, 45.51, and 41.37 for the 2004, 2003 and 2002 fiscal years, respectively.

Sales revenue from sugarcane decreased to $12.4 million in fiscal 2004 from $13.4 million in the prior fiscal year. Due to normal crop rotation and replanting in the current year, fewer acres were harvested (11,131 in fiscal 2004 vs. 11,840 in fiscal 2003). This was the primary cause of the current year decrease in sales revenue. The reduced acres harvested in fiscal 2004 also resulted in lower harvesting and marketing costs than in the prior year ($2.4 million in fiscal 2004 vs. $2.9 million in fiscal 2003). Direct production and allocated costs were a combined $7.3 million for both fiscal 2004 and 2003.

Sales revenue from sugarcane increased 13% during fiscal 2003, compared to fiscal 2002 ($13.4 million vs. $11.8 million, respectively). The increase was the result of an improvement in the yield per acre brought about by favorable weather conditions during the growing season. Combined direct production and allocated costs were approximately the same in fiscal 2003 as in fiscal 2002 ($7.3 million vs. $7.2 million, respectively).

Ranching

The gross profit from ranch operations for fiscal 2004, 2003 and 2002 was $1.5 million, $0.4 million, and $0.6 million, respectively.

Revenues from cattle sales increased by 35% to $9.7 million in fiscal 2004, compared to $7.2 million in the previous fiscal year. The increase was due to an increase in the number of head sold (10,603 in fiscal 2004 vs. 9,062 in fiscal 2003) coupled with increased prices for beef cattle. More animals of the age and size required by meat packers were available for sale in fiscal 2004 than in fiscal 2003 due to the timing of placements into western feedlots. Prices increased as a result of a decrease in the domestic beef supply.

As a result of the increase in the number of cattle sold in fiscal 2004, direct and allocated costs increased to $8.2 million in fiscal 2004 from $6.8 million in fiscal 2003.

Revenues from cattle sales decreased 21% during fiscal 2003, compared to fiscal 2002 ($7.2 million in fiscal 2003 vs. $9.1 million in fiscal 2002). Direct and allocated production costs decreased by 20% during fiscal 2003, as compared to fiscal 2002 ($6.8 million in fiscal 2003 vs. $8.5 million in fiscal 2002). The decline in revenue and total production costs primarily resulted from a corresponding decrease in the total number of cattle sold during fiscal 2003 when compared to fiscal 2002. Less animals of the age and size required by meat packers were available for sale in fiscal 2003 than in 2002 because of the timing of placements into western feedlots. Total head sold was 9,062 and 12,166 for fiscal 2003 and 2002, respectively.

The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Other Operations

Returns from rock products and sand were $3.4 million for fiscal 2004, $2.2 million for 2003 and $2.0 million during 2002. Mining activity has continued to increase due to continued development around southwest Florida. Rock and sand supplies are sufficient to meet current demand, and no major price changes have occurred over the past 3 years.

Revenues from land rentals and oil royalties were $1.2 million in fiscal 2004 as compared to $1.0 million in fiscal 2003 and $0.7 million for fiscal 2002. During fiscal 2004, in response to increased demand for Southwest Florida real estate, the Company raised its rental rates for properties. The fiscal 2003 improvement is primarily due to an increase in the amount of land leased for farming.

Profits from the sale of sabal palms and other horticultural items, for landscaping purposes, during fiscal 2004 were $0.4 million compared to $0.3 million and $0.4 million for fiscal years 2003 and 2002, respectively.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to the citrus, ranching or sugarcane divisions. These expenses totaled $6.5 million during fiscal 2004, compared to $6.3 million during fiscal 2003 and to $10.8 million during fiscal 2002. In December 2001, the Company agreed to donate $5.0 million to the Florida Gulf Coast University for a new athletic complex, scholarships and athletic programs. As per the agreement with the University, $1.0 million was paid in fiscal 2002, $800 thousand was paid in fiscal 2003 and fiscal 2004, and $800 thousand will be paid each year over the next three years. The net present value of the total donation was accrued and included in general and administrative expenses in fiscal 2002 and was the primary cause for the increase in general and administrative expenses that year.

Profit on Sale of Real Estate

Profit from retail land sales, made through Saddlebag, were $153 thousand in fiscal 2004, vs. $32 thousand in fiscal 2003 and breakeven during fiscal 2002. Profit from bulk land sales were $20.3 million in fiscal 2004, $15.0 million in fiscal 2003 and $11.6 million in fiscal 2002.

As discussed below, sales contracts are in place for all of the remaining Lee County property with closing dates expected over the next two fiscal years. The total sales price of the contracts is $138.4 million. When or if the contracts do close, they are expected to result in gains in excess of $124.0 million. The Board of Directors has not specified how these funds will be used if received.

General Corporate

The Company is continuing its marketing and permitting activities for its land that surrounds Florida Gulf Coast University in Lee County, Florida. There are sales contracts in place for all this property, totaling $138.4 million. The agreements are at various stages in the due diligence process with closing dates expected over the next two fiscal years. The contracts are subject to various contingencies and there is no assurance that they will close.

The Company formed Agri-Insurance Company, Ltd. (Agri) a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. The coverages currently underwritten by Agri will indemnify its insureds for the loss of the revenue stream resulting from a catastrophic event. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004, and in August 2002, Agri began insuring the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs. Due to Agri's limited operating history, it would be difficult to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods. Since the coverages that have been written, as liquidity has been generated, are primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.

Agri wrote an insurance policy for Tri-County, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock in 2004. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

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

During the second quarter of fiscal 2004, the Company, through Alico-Agri, completed the sale of 244 acres in Lee County, Florida. The sales price was $30.9 million and resulted in a gain of $19.7 million. The sale generated $20.9 million cash with the remaining $10.0 million held in the form of a mortgage receivable due in December 2004.

During the fourth quarter of fiscal 2003, the Company sold 358 acres in Hendry County, Florida for $669 thousand. The sale generated a gain of $335 thousand. Additionally, the Company sold 266 acres in Polk County, Florida to the State for $617 thousand, generating a gain of $612 thousand.

In the fourth quarter of fiscal 2003, the Company, through Alico-Agri, completed the sale of 313 acres in Lee County, Florida. The sales price was $9.7 million and resulted in a gain of $8.7 million. Additionally, Alico-Agri completed the sale of 40 acres in Lee County, Florida. The sales price of the property was $5.5 million and generated a gain of $4.7 million.

Recent Events

In August 2004 Atlantic Blue Trust, Inc., the Company’s largest stockholder, requested that the Company consider a restructuring of the Company. While Atlantic Blue Trust did not propose the specific terms of a transaction, Atlantic Blue Trust discussed with the Company’s Board of Directors the advisability of combining Atlantic Blue Trust’s cattle ranch, citrus operations and other acreage with Alico’s business in an effort to both lower costs and improve joint operations with Alico remaining a public company. To facilitate such a possible restructuring, Atlantic Blue Trust urged consideration of (a) paying a special cash dividend to all Alico stockholders; and (b) merging Atlantic Blue Trust with Alico or one of its subsidiaries with shareholders of Atlantic Blue Trust receiving shares of Alico common stock in the merger. The Company has established a special committee comprised of all of the independent directors to analyze the possible restructuring. The special committee has retained outside financial and legal advisors to assist with this analysis. Alico directors affiliated with Atlantic Blue Trust or employed by Alico have not participated and will not participate in the evaluation of a possible restructuring. As of this date no formal proposal has been made by Atlantic Blue Trust.

The Company has received an unsolicited letter from National Land Partners, LLC expressing the desire to discuss a potential acquisition of Alico by National Land. The Company’s Board of Directors has referred the National Land letter to the special committee, which is taking it under consideration.

In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC ("Plant World") was set up as a wholly owned subsidiary of Alico-Agri, Ltd. Plant World was purchased in order to diversify Alico’s agricultural operations and to take advantage of Alico’s existing relationships with the farming community. Due to Plant World's limited operating history, it would be difficult to speculate about the impact that Plant World could have on the Company's financial position, results of operations and liquidity in future periods, but it is not expected to be significant in the next three years.

Off Balance Sheet Arrangements
______________________________

The Company, through Agri, supplies catastrophic business interruption coverage for Tri-County, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand. In August and September 2004, a series of hurricanes struck southwest Florida. Due to the extensive damages incurred throughout the state, an assessment of damages has not yet been completed. The Company expects a claim to be filed, however, the amount of the claim is not yet determinable. Total potential exposure under the policy for this claim is $900 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Disclosure of Contractual Obligations
_____________________________________

Contractual obligations of the Company are set forth in the table below:

	Payment due by period (from August 31, 2004)
			(in thousands)

		Less than	1-3	3-5	5+
Contractual obligations	Total	1 year	years	years	years

Long-term debt	$ 51,585	$ 3,319	$ 39,875	$ 2,585	$ 5,806
Leases (Operating & capital)	0	0	0	0	0
Purchase obligations (donation)	2,278	764	1,514	0	0
Other long-term liabilities	33,297	434	18,718	1,764	12,381

TOTAL	$ 87,160	$ 4,517	$ 60,107	$ 4,349	$ 18,187

	Payment due by period (from August 31, 2003)
			(in thousands)

		Less than	1-3	3-5	5+
Contractual obligations	Total	1 year	years	years	years

Long-term debt	$ 57,448	$ 3,321	$ 39,576	$ 4,633	$ 9,918
Leases (Operating & capital)	0	0	0	0	0
Purchase obligations (donation)	2,983	754	1,459	770	0
Other long-term liabilities	24,142	350	11,584	1,944	10,264

TOTAL	$ 84,573	$ 4,425	$ 52,619	$ 7,347	$ 20,182

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

The Company records inventory at the lower of cost or net realizable value. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from prior years’ crop totaling $728 thousand, $198 thousand, and $568 thousand during fiscal 2004, 2003, and 2002, respectively.

In accordance with Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives", the cost of growing crops (citrus and sugarcane), are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

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

Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee county real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because it is probable that a challenge will be made and possible that it may be successful, Management has provided for the contingency.

The IRS is in the process of examining the Company tax returns for the fiscal years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any adjustments resulting from the examination will be currently due and payable. A Revenue Agent has issued a report challenging Agri’s tax exempt status for the years examined, however, the report did not quantify the adjustment proposed. Quantification of the adjustment is expected when the IRS concludes its audits of Alico. No adjustments have been proposed to date for Alico. The Revenue Agent’s findings regarding Alico could occur within the next fiscal year.

Recent Events

In August 2004 Atlantic Blue Trust, Inc., the Company’s largest stockholder, requested that the Company consider a restructuring of the Company. While Atlantic Blue Trust did not propose the specific terms of a transaction, Atlantic Blue Trust discussed with the Company’s Board of Directors the advisability of combining Atlantic Blue Trust’s cattle ranch, citrus operations and other acreage with Alico’s business in an effort to both lower costs and improve joint operations with Alico remaining a public company. To facilitate such a possible restructuring, Atlantic Blue Trust urged consideration of (a) paying a special cash dividend to all Alico stockholders; and (b) merging Atlantic Blue Trust with Alico or one of its subsidiaries with shareholders of Atlantic Blue Trust receiving shares of Alico common stock in the merger. The Company has established a special committee comprised of all of the independent directors to analyze the possible restructuring. The special committee has retained outside financial and legal advisors to assist with this analysis. Alico directors affiliated with Atlantic Blue Trust or employed by Alico have not participated and will not participate in the evaluation of a possible restructuring. As of this date no formal proposal has been made by Atlantic Blue Trust.

The Company has received an unsolicited letter from National Land Partners, LLC expressing the desire to discuss a potential acquisition of Alico by National Land. The Company’s Board of Directors has referred the National Land letter to the special committee, which is taking it under consideration.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Alico’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. At August 31, 2004, derivative financial instruments are limited to 30 open corn futures positions. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and ensures the safety and preservation of invested funds by limiting default, market and reinvestment risk. The Company classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks.

The table below presents the amounts (in thousands) and related weighted interest/dividend yield rates of the investment portfolio at August 31, 2004:

	Average Interest		Estimated
Marketable Securities and	Rate/Dividend Yield	Cost	Fair Value
Short-term Investments (1)

Fixed Rate	3.63%	$19,532	$19,517
Variable Rate	3.34%	$33,866	$36,053

(1) See definition in Notes 1 and 2 to our Notes to Consolidated Financial Statements.

The aggregate fair value of investments in debt instruments (net of mutual funds of $3,628) as of
August 31, 2004, by contractual maturity date, consisted of the following:

Aggregate Fair
Values
(in thousands)

Due in one year or less	$ 8,100
Due between one and five years	7,123
Due between five and ten years	1,593
Due thereafter	2,716

$ 19,532

The Company has debt with interest rates that vary with the LIBOR and prime rate. A 1%
increase in these rates would impact the Company's annual interest expense by approximately $182 thousand based on the Company's outstanding debt under these agreements as of August 31, 2004.

Item 8.
Financial Statements and Supplementary Data.

Independent Auditors' Reports

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alico, Inc.:

We have audited the accompanying consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. Our audit also includes the financial statement schedules listed in the accompanying index at Item 15(a) 2 for the year ended August 31, 2004. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alico, Inc. and subsidiaries at August 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for the year ended August 31, 2004.

/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
October 29, 2004

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of
Directors of Alico, Inc.:

We have audited the consolidated balance sheet of Alico, Inc. and subsidiaries as of August 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended August 31, 2003 and 2002. In connection with our audits of the related 2003 and 2002 consolidated financial statements, we also have audited the related 2003 and 2002 consolidated financial statement schedules as listed in Item 15(a)(2) herein. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and subsidiaries at August 31, 2003, and the results of their operations and their cash flows for the years ended August 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2003 and 2002 consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG, LLP
(Signature)

Orlando, Florida
October 10, 2003

CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2004	2003
ASSETS

Current assets:
Cash, including time deposits and other cash investments of
$24,171 in 2004 and $16,303 in 2003	$24,299	$16,352
Marketable securities available for sale, at estimated fair value in
2004 and in 2003 (Note 2)	55,570	38,820
Accounts receivable ($6,470 in 2003 due from affiliate)
(Note 12)	9,118	9,680
Mortgages and note receivable, current portion (Note 3)	9,983	2,534
Land inventories	5,501	-
Inventories (Note 4)	20,772	21,845
Other current assets	682	973

Total current assets	125,925	90,204

Other assets:

Land inventories	-	16,587
Mortgages and note receivable, net of current portion (Note 3)	662	234
Investments	1,069	886
Cash surrender value of life insurance, restricted (Note 10)	4,900	3,797

Total other assets	6,631	21,504

Property, buildings and equipment (Note 5)	147,756	144,578
Less accumulated depreciation	(42,070)	(39,741)

Net property, building and equipment	105,686	104,837

Total assets	$238,242	$216,545

See accompanying Notes to Consolidated Financial Statements.

	August 31,
	2004	2003
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,743	$2,110
Due to profit sharing plan (Note 10)	434	350
Accrued ad valorem taxes	1,678	1,519
Current portion of notes payable (Note 6)	3,319	3,321
Accrued expenses	1,068	390
Income taxes payable	753	-
Deferred income taxes (Note 11)	376	1,680
Donation payable	765	754

Total current liabilities	10,136	10,124

Deferred revenue	266	91
Notes payable (Note 6)	48,266	54,127
Deferred income taxes (Note 11)	11,445	9,668
Deferred retirement benefits (Note 10)	4,464	4,515
Other non-current liability (Note 8)	16,954	9,609
Donation payable	1,513	2,229

Total liabilities	93,044	90,363

Stockholders' equity:
Preferred stock, no par value. Authorized 1,000 shares;
issued, none	-	-
Common stock, $1 par value. Authorized 15,000 shares;
issued and outstanding 7,309 in 2004 and 7,116 in 2003	7,309	7,116
Additional paid in capital	7,800	3,074
Accumulated other comprehensive income (loss)	1,529	961
Retained earnings	128,560	115,031

Total stockholders; equity	145,198	126,182

Total liabilities and stockholders' equity	$238,242	$216,545
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Years Ended August 31,
	2004	2003	2002

Revenue:
Citrus (including revenues from affiliate) (Note 12)	$ 24,549	$ 24,107	$ 25,105
Sugarcane	12,398	13,373	11,789
Ranch	9,678	7,175	9,102
Rock & sand royalties	3,448	2,154	1,999
Land rentals & oil lease	1,171	973	721
Forest products	407	292	355
Retail land sales	406	211	114

Operating revenue	52,057	48,285	49,185

Cost of sales:
Citrus production, harvesting & marketing
(including charges from affiliate) (Note 12)	20,815	20,106	21,421
Sugarcane production, harvesting and hauling	9,673	10,188	9,457
Ranch	8,178	6,790	8,515
Retail land sales	253	179	114

Total costs of sales	38,919	37,263	39,507

Gross profit	13,138	11,022	9,678

General & administrative expenses	6,471	6,319	10,806

Income (loss) from operations	6,667	4,703	(1,128)

Other income (expenses):

Profit on sales of real estate:
Sales	33,075	16,779	12,659
Cost of sales	12,764	1,785	1,018
Profit on sales of real estate, net	20,311	14,994	11,641
Interest & investment income	2,519	1,201	1,471
Interest expense (Note 6)	(1,825)	(2,081)	(2,421)
Other	128	267	230

Total other income, net	21,133	14,381	10,921

Income before income taxes	27,800	19,084	9,793
Provision for income taxes (Note 10)	9,987	6,425	2,258

Net income	$ 17,813	$ 12,659	$ 7,535

Weighted-average number of shares outstanding	7,219	7,106	7,070

Weighted-average number of shares outstanding
assuming dilution	7,295	7,256	7,188

Per share amounts:
Basic	$ 2.47	$ 1.78	$ 1.07
Diluted	2.44	1.74	1.05
Dividends	$ 0.60	$ 0.35	$ 1.00

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid in	Comprehensive	Retained
	Issued	Amount	Capital	Income	Earnings	Total
Balances, August 31, 2001	7,045	$ 7,045	$ 331	$ 871	$104,378	$112,625

Comprehensive income:
Net income for the year ended
August 31, 2002	-	-	-	-	7,535	7,535

Unrealized losses on securities,
net of taxes of $(622) and
reclassification adjustment	-	-	-	(1,303)	-	(1,303)

Total comprehensive income						6,232
Dividends paid	-	-	-	-	(7,059)	(7,059)
Stock options exercised	35	35	494	-	-	529
Stock based compensation	-	-	891	-	-	891

Balances, August 31, 2002	7,080	7,080	1,716	(432)	104,854	113,218

Comprehensive income:
Net income for the year ended
August 31, 2003	-	-	-	-	12,659	12,659

Unrealized gains on securities,
net of taxes of $552 and
reclassification adjustment	-	-	-	1,393	-	1,393

Total comprehensive income						14,052
Dividends paid	-	-	-	-	(2,482)	(2,482)
Stock options exercised	36	36	519	-	-	555
Stock based compensation	-	-	839	-	-	839

Balances, August 31, 2003	7,116	7,116	3,074	961	115,031	126,182

Comprehensive income
Net income for the year ended
August 31, 2004	-	-	-	-	17,813	17,813

Unrealized gains on securities,
net of taxes of $ 234 and
reclassification adjustment	-	-	-	568	-	568

Total comprehensive income						18,381
Dividends paid	-	-	-	-	(4,284)	(4,284)
Stock options exercised	193	193	2,963	-	-	3,156
Stock based compensation	-	-	1,763	-	-	1,763

Balances, August 31, 2004	7,309	$ 7,309	$ 7,800	$ 1,529	$128,560	$ 145,198

Disclosure of reclassification amount:			2004	2003	2002

Unrealized holding gains (losses)
arising during the period			$ 787	$ 2,651	$ (1,774)

Less: reclassification adjustment for gains
(losses) included in net income			219	1,258	(471)

Net unrealized gains (losses) on securities			$ 568	$ 1,393	$ (1,303)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended August 31,
	2004	2003	2002

Increase (Decrease) in Cash and Cash Investments:
Cash flows from operating activities:
Net income	$ 17,813	$ 12,659	$ 7,535
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	6,509	6,723	6,982
(Gain) loss on breeding herd sales	(108)	(16)	(84)
Deferred income tax expense, net	472	582	1,263
Deferred retirement benefits	(1,154)	1	(31)
Net (gain) loss on sale of marketable securities	(723)	(691)	381
(Gain) Loss on sale of property and equipment	-	606	(150)
Gain on real estate sales	(20,311)	(15,026)	(11,758)
Stock options granted below fair market value	1,763	839	891
Cash provided by (used for) changes in:
Accounts receivable	561	(218)	692
Inventories	474	(173)	1,059
Other assets	291	111	57
Accounts payable & accrued expenses	7,194	5,840	2,944
Income taxes payable	753	42	(294)
Deferred revenues	176	(23)	48

Net cash provided by operating activities	13,710	11,256	9,535

Cash flows from investing activities:
Increase in land inventories	(423)	(684)	(9,785)
Purchases of property and equipment	(7,280)	(7,325)	(9,270)
Proceeds from disposals of property and equipment	738	431	1,257
Proceeds from sale of real estate	21,356	15,911	12,789
Purchases of investments	(320)	-	(126)
Purchases of marketable securities	(21,072)	(20,257)	(8,047)
Proceeds from sales of marketable securities	5,643	4,958	3,673
Collection of mortgages and notes receivable	2,586	2,377	2,449

Net cash used for investing activities	1,228	(4,589)	(7,060)

Cash flows from financing activities:
Proceeds from exercising stock options	3,156	555	529
Proceeds from bank loans	23,922	33,169	43,597
Repayment of bank loans	(29,785)	(31,697)	(35,627)
Dividends paid	(4,284)	(2,482)	(7,059)

Net cash provided by (used for) financing activities	(6,991)	(455)	1,440

Net increase (decrease) in cash and cash investments	7,947	6,212	3,915

Cash and cash investments:
At beginning of year	16,352	10,140	6,225

At end of year	$24,299	$$16,352	$10,140

Supplemental disclosures of cash flow information:

Cash paid in interest, net of amount capitalized	$1,518	$1,767	$2,124

Cash paid for income taxes, including related interest	$1,370	$1,060	$943

Non-cash investing activities:

Fair value adjustments to securities available for sale	$802	$1,945	$(1,925)

Income tax effect related to fair value adjustments	$234	$552	$(622)

Reclassification of breeding herd to Property & Equipment	$599	$700	$515

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2004, 2003 and 2002

(1) Summary of Significant Accounting Policies

(a) Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), and Alico-Agri, Ltd. after elimination of all significant inter-company balances and transactions.

(b) Revenue Recognition
Income from the sale of citrus is recognized at the time the crop is harvested. Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from prior years’ crop totaling $728 thousand, $198 thousand, and $568 thousand during fiscal 2004, 2003, and 2002, respectively.

Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price increases to the sugar pool have caused the Company to recognize additional revenue from the prior year’s crop totaling $325 thousand, $356 thousand and $318 thousand during the fiscal year’s 2004, 2003, and 2002, respectively.

The Company recognizes revenue from cattle sales at the time the cattle are sold at auction.

(c) Real Estate

Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Saddlebag are not recognized until the buyer’s initial investment or cumulative payments of principal and interest equal or exceed 10 percent of the contract sales price.

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

Fair value for debt and equity investments is based on quoted market prices at the reporting date for those or similar investments. The cost of all marketable securities available for sale is determined on the specific identification method.

(e) Inventories

The costs of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

Beef cattle inventories are stated at the lower of cost or net realizable value. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale.

Unharvested crops are stated at the lower of cost or net realizable value. The cost for unharvested crops is based on accumulated production costs incurred during the eight-month period from January 1 through August 31.

(f) Property, Buildings and Equipment

Property, buildings and equipment are stated at cost. Properties acquired from the Company's predecessor corporation in exchange for common stock issued in 1960, at the inception of the Company, are stated on the basis of cost to the predecessor corporation. Property acquired as part of a land exchange trust, is valued at the carrying value of the property transferred to the trust.

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

(g) Land Inventories

Land inventories are carried at cost and consist of property located in Lee County, Florida and owned by Alico-Agri, Ltd., and residential lots in Polk County, Florida and owned by Saddlebag. The Lee County property is held for sale as commercial real estate. Land inventory is considered current if sales contracts are expected to close within one year of the balance sheet date.

(h) Other Investments

Other investments are carried at cost. These primarily include stock owned in agricultural cooperatives. The Company uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire ownership as a term of use of its services.

In September 2004, the Company purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of commercial fruit and vegetable transplants. Prior to the closing, the Company paid refundable costs in connection with the purchase. These costs have been included in the balance sheet as other investments.

(i) Income Taxes

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

There were no stock options issued that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share assuming dilution.

(k) Cash Flows

For purposes of the cash flows, cash and cash investments include cash on hand and amounts due from financial institutions with an original maturity of less than three months.

(l) Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate. The valuation of the Company’s inventories and the recognition of citrus and sugarcane revenues are two of the more significant estimates made by Management.

(m) Financial Instruments and Accruals

The carrying amounts in the consolidated balance sheets for accounts receivable, mortgage and notes receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items. The carrying amounts reported for the Company's long-term debts approximate fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.

(n) Derivative and Hedging Instruments

The Company engages in cattle futures trading activities for the purpose of economically hedging against price fluctuations. The Company records gains and losses related to these cattle hedges in costs of goods sold. At August 31, 2004 and 2003, the Company had no open positions in cattle futures. The Company also purchases corn futures in order to lock in the cost of raising feeder cattle over the feeding term. The Company had open positions in 30 corn futures contracts at August 31, 2004. The Company, through its investment portfolio, also may hedge using options or short sales. These transactions are recorded as interest and investment revenue.

(o) Accumulated Other Comprehensive Income

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

(p) Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123,"Accounting for Stock-based Compensation" (SFAS 123) and amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure".

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year ended August 31,
	2004	2003	2002

Net income as reported	$ 17,813	$ 12,659	$ 7,535

Add: Total stock-based employee compensation expense
determined under the intrinsic value based method for all
awards, net of related tax effects	1,100	523	556

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of related tax effects	(1,063)	(529)	(484)

Pro forma net income	$ 17,850	$ 12,653	$ 7,607

Earnings per share:

Basic - as reported	$ 2.47	$ 1.78	$ 1.07

Basic - pro forma	$ 2.47	$ 1.78	$ 1.08

Diluted - as reported	$ 2.44	$ 1.74	$ 1.05

Diluted - pro forma	$ 2.45	$ 1.74	$ 1.06

(q) Reportable Segments
The Company has three reportable segments: citrus, sugarcane, and ranch. The citrus segment produces fruit for both the fresh fruit and processed juice markets. The sugarcane segment produces sugarcane for processing. The ranch segment raises beef cattle to be sold in the wholesale market.  The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different operating strategies.

(r) Reclassifications
Certain amounts from 2003 and 2002 have been reclassified to conform to the 2004 presentation.

(s) Major customers

Alico is a producer of agricultural commodities. Due to the limited number of processors of its raw product, geographic limitations and historic success, the Company’s citrus and sugarcane sales are concentrated to a few customers. Details concerning the sales and receivables from these customers are as follows for the years ended August 31:

	Accounts receivable			Revenues
	2004	2003	2002	2004	2003	2002

Citrus fruit marketer	$ 5,437	$6,470	$6,457	$18,385	$17,656	$19,103

Sugar cane processor	$ 2,887	$2,404	$2,083	$12,398	$13,373	$11,789

(2) Marketable Securities Available for Sale

The Company has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholders' equity until realized.

The cost and estimated fair values of marketable securities available for sale at August 31, 2004 and 2003(in thousands) were as follows:
	2004				2003
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$1,513	$82	$(3)	$1,592	$2,504	$85	$(65)	$2,524
Common stocks	6,307	494	(535)	6,266	1,893	221	(306)	1,808
Mutual funds*	22,418	2,579	(434)	24,563	10,181	1,801	-	11,982

Total equity securities	30,238	3,155	(972)	32,421	14,578	2,107	(371)	16,314

Debt securities

Municipal bonds	3,225	74	(10)	3,289	515	28	-	543
Mutual funds	3,628	81	(78)	3,631	8,435	421	(609)	8,247
Fixed maturity funds	2,581	-	(29)	2,552	11,146	-	(31)	11,115
Corporate bonds	13,726	30	(79)	13,677	2,762	22	(183)	2,601

Total debt securities	23,160	185	(196)	23,149	22,858	471	(823)	22,506

Marketable securities
available for sale	$ 53,398	$3,340	$(1,168)	$55,570	$37,436	$2,578	$(1,194)	$38,820

*Includes shares held by regulated investment companies as well as a limited partnership hedge fund primarily investing in marketable equity securities.

The aggregate fair value of investments in debt instruments (net of mutual funds of $3,628) as of
August 31, 2004, by contractual maturity date, consisted of the following:

Aggregate Fair
Values
(in thousands)

Due in one year or less	$ 8,100
Due between one and five years	7,123
Due between five and ten years	1,593
Due thereafter	2,716

$ 19,532

Realized gains and losses on the disposition of securities were as follows:

	Year ended August 31,
	2004	2003	2002

Realized gains	$815	$834	$345
Realized losses	(92)	(143)	(726)

Net	$723	$691	$(381)

(3) Mortgage and Notes Receivable

Mortgage and notes receivable arose from real estate sales. The balances (in thousands) are as follows:

	August 31,
	2004	2003

Mortgage notes receivable on retail land sales	$265	$235
Mortgage notes receivable on bulk land sales	10,290	2,420
Other notes receivable	90	113

Total mortgage and notes receivable	10,645	2,768
Less current portion	9,983	2,534

Non-current portion	$662	$234

Maturities of the notes receivable are as follows:

Due within 1 year	$ 9,983
Due between 1 and 2 years	87
Due between 2 and 3 years	400
Due between 3 and 4 years	31
Due between 4 and 5 years	31
Due beyond five years	113
Total	$10,645

In December 2003, Alico-Agri received a non-interest bearing mortgage note in exchange for land sold. The note totaled $10.0 million and is due in full in December 2004. The note was discounted by $244 thousand to reflect the prevailing market rate of interest. The unamortized portion of the discount totaled $81 thousand at August 31, 2004.

(4) Inventories

A summary of the Company's inventories (in thousands) at August 31, 2004 and 2003 is shown below:

	2004	2003

Unharvested fruit crop on trees	$ 7,712	$ 8,135
Unharvested sugarcane	5,124	5,159
Beef cattle	7,172	7,892
Sod	764	659

Total inventories	$ 20,772	$ 21,845

The Company’s unharvested sugarcane and cattle are partially uninsured. During August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The resulting damage compelled the Company to write its crop inventory down $0.4 million. The amount was charged to fiscal 2004 operations.

(5) Property, Buildings and Equipment

A summary of the Company's property, building and equipment (in thousands) at August 31, 2004 and 2003 is shown below:

			Estimated
	2004	2003	Useful Lives

Breeding herd	$13,242	$12,711	5-7 years
Buildings	3,930	3,875	5-40 years
Citrus trees	33,572	31,109	22-40 years
Sugarcane	8,371	8,350	4-15 years
Equipment and other facilities	29,410	29,526	3-40 years

Total depreciable properties	88,525	85,571
Less accumulated depreciation	42,070	39,741

Net depreciable properties	46,455	45,830
Land and land improvements	59,231	59,007

Net property, building and equipment	$105,686	$104,837

(6) Indebtedness

A summary of the Company's notes payable is provided in the following table:

August 31, 2004
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate*	Collateral
a) Revolving credit line	$ 18,248	$ 7,752	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	6,000	-	5.80%	Unsecured
e) Mortgage note payable	12,139	-	6.68%	Real estate
Other	198	-	7.00%	Real estate

Total	$ 51,585	$ 10,752

August 31, 2003
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate*	Collateral
a) Revolving credit line	$ 20,791	$ 5,209	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	8,000	-	5.80%	Unsecured
e) Mortgage note payable	13,406	-	6.68%	Real estate
Other	251	-	7.00%	Secured

Total	$ 57,448	$ 8,209

a) Line of credit with commercial bank, due in full January 2006. Interest due quarterly
b) Line of credit with commercial lender, renews annually. Subject to review June 2005.
Interest due quarterly.
c) Working capital loan with commercial bank due on demand. Interest due quarterly.
d) 5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly.
e) First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry
County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

Maturities of the Company's debt is as follows:
			August 31,
		2004		2003
Due within 1 year		$ 3,319		$ 3,321
Due between 1 and 2 years		36,560		36,264
Due between 2 and 3 years		3,315		3,312
Due between 3 and 4 years		1,318		3,315
Due between 4 and 5 years		1,267		1,318
Due beyond five years		5,806		9,918

Total		$ 51,585		$ 57,448

LIBOR was 1.79% and 1.14% at August 31, 2004 and 2003, respectively. The Company’s variable interest rates, based on LIBOR at August 31, 2004 and 2003 was 2.79%, 2.59% and 2.14%, respectively.

Interest costs expensed and capitalized (in thousands) during the three years ended
August 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Interest expense	$1,825	$2,081	$2,421
Interest capitalized	275	267	322

Total interest cost	$2,100	$2,348	$2,743

The Company renewed its $26 million line of credit in accordance with the "evergreen" provision in the original loan agreement during November 2004, which extends the due date from January 31, 2005 to January 31, 2006. Accordingly, the Company has classified obligations under this agreement as non-current. Since the inception of the original note, Management and the bank, as a matter of routine, have agreed to exercise this provision.

(7) Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. Additionally, the Company, through Agri, supplies catastrophic business interruption coverage for Tri-County, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. Total coverage under the policy is $2.7 million. This represents the only underwriting exposure at August 31, 2004. In August and September 2004, a series of three hurricanes struck southwest Florida. The current estimate of the State’s crop loss is approximately 27%. Due to the extensive damages incurred throughout the state, a final assessment of damages has not yet been completed. The Company does expect a claim to be filed; however, the amount of the claim is not yet determinable. Total potential exposure under the policy for this claim is $900 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Agri is required to maintain liquidity equal to its outside underwriting risk. As of August 31, 2004, Agri’s liquidity was sufficient to cover its underwriting risk. Notwithstanding the undetermined hurricane loss discussed above, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

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

Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee county real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at August 31, 2004 and $9.6 million at August 31, 2003 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because it is probable that a challenge will be made and possible that it may be successful, Management has provided for the contingency.

The IRS is in the process of examining the Company tax returns for the fiscal years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any adjustments resulting from the examination will be currently due and payable. A Revenue Agent has issued a report challenging Agri’s tax exempt status for the years examined, however, the report did not quantify the adjustment proposed. Quantification of the adjustment is expected when the IRS concludes its audits of Alico. No adjustments have been proposed to date for Alico. The Revenue Agent’s findings regarding Alico could occur within the next fiscal year.

(9) Stock Option Plan

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

The Company applies APB Opinion No. 25 for issuances to directors and employees in accounting for its plan. All stock options have been granted to directors or employees with an exercise price equal to at least 55% of the fair value of the common stock at the date of grant and a vesting period of one year.

			Weighted average
		Weighted average	remaining contractual
	Shares Under Option	exercise price	Life (in years)
Balance outstanding,
August 31, 2001	84,080	$14.62	7

Granted	69,598	15.68

Exercised	35,831	14.76

Balance outstanding,
August 31, 2002	117,847	15.20	7

Granted	67,280	15.68

Exercised	35,726	15.53

Balance outstanding,
August 31, 2003	149,401	15.34	9

Granted	119,462	18.18

Exercised	193,237	16.33

Balance outstanding,
August 31, 2004	75,626	$17.29	9

On August 31, 2004 and 2003, there were 292,844 and 412,356 shares available for grant, respectively.

All stock options outstanding were exercisable at August 31, 2004.

Stock options granted and compensation recognized were as follows:

			Market	Compensation
			Price	recognized
	Options	Exercise	at time of	under APB 25
Grant date	Granted	Price	grant	(thousands)

April 6, 1999	34,750	$ 14.62	$ 14.83	$ 7
September 9, 1999	14,992	14.62	15.81	18
September 12, 2000	51,074	14.62	16.31	86
September 11, 2001	69,598	15.68	28.48	891
September 10, 2002	67,280	15.68	28.15	839
September 9, 2003	65,081	15.68	28.30	821
February 3, 2004	54,381	$ 21.17	$ 38.49	$ 942

The fair value of stock options granted was $1.7 million in 2004, $.8 million in 2003 and $.8 million in 2002 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Volatility	8.28%	8.39%	8.39%
Dividend paid	1.87%	2.23%	6.38%
Risk-free interest rate	2.26%	4.75%	4.75%
Expected life in years	1	1	1

(10) Employee Benefit Plans

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan (in thousands) were $434, $350 and $285 for the years ended August 31, 2004, 2003 and 2002, respectively.

Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning this plan are as follows:

	2004	2003

Beginning benefit obligation	$4,515	$3,785
Service cost	135	626
Interest cost	150	234
Benefits paid	(338)	(132)
Actuarial losses	-	-
Other	2	2

Ending benefit obligation	4,464	4,515

Changes in plan assets

Beginning plan assets	3,797	3,666
Return on plan assets	126	109
Employer contributions	1,200	39
Plan participant contributions	115	115
Benefit paid	(338)	(132)

Ending plan assets	4,900	3,797

Net pension liability (asset)	$(436)	$718

Components of net pension cost

	Years ended August 31,
	2004	2003	2002
Service cost, net of participant contributions	20	511	301
Interest cost	275	234	185
Expected return on plan assets	(334)	-	-
Prior service cost amortization	2	2	2

Net pension cost for defined benefit plan	$ (37)	$ 747	$ 488

The net benefit obligation was computed using a discount rate of 6.25%.

(11) Income Taxes

The provision for income taxes (in thousands) for the years ended August 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002

Current:
Federal income tax	$ 8,733	$ 5,872	$ 3,713
State income tax	933	628	396
	9,666	6,500	4,109

Deferred:
Federal income tax	290	(68)	(1,673)
State income tax	31	(7)	(178)
	321	(75)	(1,851)

Total provision for income taxes	$ 9,987	$ 6,425	$ 2,258

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision (in thousands) for the years ended August 31, 2004, 2003 and 2002:

	2004	2003	2002

Expected income tax	$ 9,452	$ 6,489	$ 3,330
Increase (decrease) resulting from:
State income taxes, net of federal benefit	636	410	144
Nontaxable interest and dividends	(93)	(97)	(102)
Internal Revenue Service examinations	11	14	11
Income from Agri-Insurance Company, Ltd.	-	(752)	(1,156)
Stock options exercised	(675)	30	27
Other reconciling items, net	656	331	4

Total provision for income taxes	$ 9,987	$ 6,425	$ 2,258

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	2004	2003

Deferred Tax Assets:
Contribution carry forward	$(1,514)	$(1,632)
Deferred retirement benefits	(1,144)	(932)
Prepaid sales comissions	(352)	(802)
Land inventories	(488)	(488)
Stock options appreciation	(492)	(352)
IRS adjustments	(820)	(514)
Other	(586)	(390)

Total gross deferred tax assets	(5,396)	(5,110)

Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	432	607
Property and equipment (principally due to depreciation and
soil and water deductions)	13,140	12,981
Inventories	1,315	1,205
Deferred real estate gains	1,625	1,625
Unrealized security gains	643	-
Other	62	40

Total gross deferred tax liabilities	17,217	16,458

Net deferred income tax liabilities	$11,821	$11,348

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

Agri issued its initial policy in August 2000 to a third party. Agri's ability to underwrite insurance risks has been limited to its operational liquidity, by the Registrar of Companies in Bermuda. Agri will be able to underwrite additional insurance as its liquidity is increased from additional asset sales and as payments are received on prior sales. For Federal income tax purposes, only premiums received by Agri from policies of insurance issued to parties other than its parent, Alico, are considered insurance premiums. The preceding limiting factors resulted in Agri not incurring a tax liability on underwriting profits or investment income. Agri's tax status resulted in it filing its Federal tax return on a stand alone basis for the calendar year periods ending December 31, 2003, 2002, 2001 and 2000.

The IRS is in the process of examining the Company tax returns for the fiscal years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any adjustments resulting from the examination will be currently due and payable. A Revenue Agent has issued a report challenging Agri’s tax exempt status for the years examined, however, the report did not quantify the adjustment proposed. Quantification of the adjustment is expected when the IRS concludes its audits of Alico. No adjustments have been proposed to date for Alico. The Revenue Agent’s findings regarding Alico could occur within the next fiscal year.

(12) Related Party Transactions

Citrus

Citrus revenues of $18.4 million, $17.7 million and $19.1 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2004, 2003 and 2002, respectively. Griffin and its subsidiaries was the owner of approximately 49.85 percent of the Company's common stock prior to February 27, 2004. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $5.4 million at August 31, 2004 and $6.5 million at August 31, 2003. These amounts represent estimated revenues to be received periodically under pooling agreements as sale of pooled products is completed.

Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $7.2 million, $6.6 million, and $7.1 million for the years ended August 31, 2004, 2003 and 2002, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors. The aggregate cost of these services was $2.1 million; $2.1 million and $2.0 million for the years ended August 31, 2004, 2003 and 2002, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $498 thousand and $435 thousand at August 31, 2004 and 2003, respectively.

Other Transactions

In fiscal 2004, Agri began providing coverage for Tri-County, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $5.3 million; $6.4 million and $6.2 million during the years ended August 31, 2004, 2003 and 2002, respectively.

Griffin purchased catastrophic business interruption coverage from Agri during fiscal 2003 and 2002. The total coverage under the policy was $3.5 million and $3.2 million for the fiscal years 2003 and 2002, respectively. The premiums charged under this policy were $138 thousand and $128 thousand for 2003 and 2002, respectively.

(13) Future Application of Accounting Standards

In November 2003, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The provisions of Issue No. 03-1 are effective for reporting periods beginning after June 15, 2004.  To determine whether an investment is other than temporarily impaired, the statement requires the Company  to evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment's financial position, including its appraisal and net asset value; market prices; and the Company’s intent and ability to hold the investment. In the opinion of management, the adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

14) Reportable Segment Information
The Company is primarily engaged in agricultural operations, which are subject to risk, including market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's reportable segments (in thousands) for the years ended August 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Revenues
Agriculture:
Citrus	$24,549	$24,107	$25,105
Sugarcane	12,398	13,373	11,789
Ranch	9,678	7,175	9,102
Total revenues from external customers
for reportable segments	46,625	44,655	45,996
Other revenues from external customers	5,432	3,630	3,189

Total operating revenue	$52,057	$48,285	$49,185

Costs of sales:
Citrus	$20,815	$20,106	$21,421
Sugarcane	9,673	10,188	9,457
Ranch	8,178	6,790	8,515
Total costs of sales for reportable segments	38,666	37,084	39,393
Other costs of sales	253	179	114

Total consolidated costs of sales	$38,919	$37,263	$39,507

Gross profit:
Agriculture:
Citrus	$3,734	$4,001	$3,684
Sugarcane	2,725	3,185	2,332
Ranch	1,500	385	587
Total profit for reportable segments	7,959	7,571	6,603
Other gross profit	5,179	3,451	3,075

Consolidated gross profit	13,138	11,022	9,678

Unallocated amounts:
Profit on sale of bulk real estate	20,311	14,994	11,641
Other corporate expense	(5,649)	(6,932)	(11,526)

Income before income taxes	$27,800	$19,084	$9,793

Capital expenditures:
Agriculture:
Citrus	$2,872	$3,216	$4,704
Sugarcane	1,804	1,451	1,293
Ranch	2,218	2,245	3,240
Total agriculture capital expenditures for
reportable segments	6,894	6,912	9,237
Other capital expenditures	985	1,113	548
Cattle transferred from inventory held for
sale into breeding stock	(599)	(700)	(515)

Total consolidated capital expenditures	$7,280	$7,325	$9,270

Depreciation, depletion and amortization:
Agriculture:
Citrus	$2,361	$2,354	$2,394
Sugarcane	2,220	2,414	2,527
Ranch	1,429	1,474	1,573
Total depreciation, depletion and amortization
for reportable segments	6,010	6,242	6,494
Other depreciation, depletion, and amortization	499	481	488

Total consolidated depreciation, depletion
and amortization	$6,509	$6,723	$6,982

Assets:
Agriculture:
Citrus	$54,120	$54,549	$53,876
Sugarcane	51,640	52,283	52,015
Ranch	22,012	22,430	21,920
Total assets for reportable segments	127,772	129,262	127,811
Other assets	110,470	87,283	64,099

Total consolidated assets	$238,242	$216,545	$191,910

Identifiable assets represent assets on hand at year-end that are allocable to a particular segment either by their direct use or by allocation when used jointly by two or more segments. Other assets consist principally of cash, temporary investments, mortgage notes receivable, bulk land inventories, and property and equipment used in general corporate business.

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended
August 31, 2004 and August 31, 2003, is as follows:
	Quarters Ended
	November 30,		February 28,		May 31,		August 31,
	2003	2002	2004	2003	2004	2003	2004	2003
Revenue:
Citrus	$1,354	$1,621	$8,539	$9,774	$9,686	$9,247	$4,970	$3,465
Sugarcane	2,591	2,748	5,615	5,212	3,459	4,977	733	436
Ranch	3,344	2,118	1,080	1,146	4,650	3,086	604	825
Property sales	14	535	32,175	134	1,002	178	290	16,143
Interest	450	276	804	245	748	229	517	451
Other revenue	1,215	957	1,470	942	1,290	703	1,179	1,084

Total revenue	8,968	8,255	49,683	17,453	20,835	18,420	8,293	22,404

Costs and expenses:
Citrus	2,254	1,580	8,033	9,405	8,081	7,385	2,447	1,736
Sugarcane	2,107	2,224	4,436	4,062	2,932	3,476	198	426
Ranch	2,620	2,214	991	1,025	4,045	2,658	522	893
Interest	488	541	491	483	406	518	440	539
Other	1,425	1,347	15,321	1,398	1,392	1,436	1,350	4,102

Total costs and expenses	8,894	7,906	29,272	16,373	16,856	15,473	4,957	7,696

Income before income
taxes	74	349	20,411	1,080	3,979	2,947	3,336	14,708
Provision for income taxes	25	91	7,667	290	1,639	882	656	5,162

Net income	$49	$258	$12,744	$790	$2,340	$2,065	$2,680	$9,546

Basic earnings per share	$ 0.01	$ 0.04	$ 1.77	$ 0.11	$ 0.32	$ 0.29	$ 0.37	$ 1.34

Weighted average Shares
outstanding	7,140	7,097	7,180	7,108	7,263	7,110	7,288	7,111

Item 9.    Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.

Information called for by Item 9 and required by Item 304(a) of Regulation S-K is incorporated by reference to reports filed on Form 8-K June 8, 2004 and amended June 16, 2004.

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the Company’s periodic filings with the SEC.

In addition, there were no significant changes in internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the fourth fiscal quarter of 2004.

Item 9B. Other Information.

None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors of the Company

The information set forth below relating to age, shareholdings, and business experience for the past five years, including principal occupation or employment (other than with the Company), has been furnished by each director.

Name            Position(s)             Age
John R. Alexander (*)        Chairman of the Board          68
            Director Since 2004;
            Chairman, President and
            Chief Executive Officer of
            Atlantic Blue Trust, Inc.
            (2004 to Present);
            General Partner of Scenic
            Highland Grove, LLP
            (1996 to Present);

            Chairman, Four Sisters
            Protectorate
            (1999 to Present);
            Executive vice President, Four
            Sisters Properties, Inc.
            (2001 to Present).

Richard C. Ackert                Director since 1998;.         62
            President and Chief
            Executive Officer of
            SouthTrust Bank,
            Southwest FL
            (1994 to Present).

J. D. Alexander (*)          Director since 2004;                      45
            Florida State Senator
            (2002 to Present);
            Florida State Representative
            (1998 to 2002)

William L. Barton         Director since 1998;               65
            Director and President
            Mitigation Land Partners, Inc.
                       (1999 to Present);
            Chairman/CEO
            Wilson, Miller, Inc.
            (1995 to 1999) (Retired).

Larry A. Carter            Director since 2004;        52
            President and Chief Operating
            Officer Food Ingredients Group
            Conagra Foods, Omaha, NE
            (2000 to 2003);
            Executive Vice President
            Trading and Processing Group
            Conagra Foods, Omaha, NE
            (1998 to 2000).

W. Bernard Lester                Director since 1987;                 65
           Chief Executive Officer since 2004;
                  President since 1998
            Chief Operating Officer since 1988
            Executive Vice-President (1988 to 1997)

Name            Position(s)             Age
Stephen M. Mulready        Director since 2004;           54
            Director of Corporate Management
            Board, Royal & Sunalliance
            (2000 to 2003);
            Director of American Insurance
            Association
            (2001 to 2003);
            President and Chief Executive Officer
            USA Operations, Royal &
            Sunalliance (2002 to 2003) (retired);
            Senior Vice President
            and Chief Operating
            Officer, Commercial Division
            Royal & Sunalliance (2001 to 2002).

Thomas E. Oakley        Director since 1992;         62
          President, Oakley Transport, Inc.
          (1968 to Present)
          (international food
                    transportation company)

Baxter G. Troutman (*)          Director Since 2004;              37
          Legislator, Florida House
          Of Representatives
          (2002 to Present);
          Founder and CEO
          Florida Labor Solutions, Inc.
          (1997 to Present).

(*) Mr. John R. Alexander is the father of Mr. J. D. Alexander and is the uncle to Mr. Baxter G. Troutman.

The Audit Committee is composed of five independent non-employee Directors. The principal functions of the Audit Committee are to recommend to the Board of Directors the engagement of the Company's independent public accountants, to review with such accountants the plan for and results of their examination of the financial statements of the Company, to determine the independence of such accountants, and to review the adequacy of the system of internal accounting controls, procedures and practices.

The Audit Committee operates pursuant to a Charter approved by the Board, a copy of which was attached to the proxy statement relating to the Annual Meeting of Shareholders held in 2001. All members of the Audit Committee are independent directors as defined by Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.
The audit committee is composed of the following directors: Larry A. Carter, Chairman, Thomas E. Oakley, Richard C. Ackert, William L. Barton and Stephen M. Mulready. Mr. Carter is the designated financial expert on the audit committee. Mr. Carter is independent of the Company’s management.

Executive Officers of the Company

Name            Position(s)          Age
W. Bernard Lester             Director since 1987;           65
        Chief Executive Officer since 2004;
                President since 1998
        Chief Operating Officer since 1988
        Executive Vice-President (1988 to 1997)

L. Craig Simmons             Vice-President and               52
        Chief Financial Officer
            (since February 7, 1995)

Code of ethics

The Company adopted a code of Business Conduct and Ethics during fiscal 2003. this Code of Ethics applies to all directors, officers and employees and includes a "Whistleblower Policy" with procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of the Code of Ethics is attached as an Exhibit to this annual report on Form 10-K, and is also posted on the Company’s website. Any person will be provided with a copy of such Code of Ethics without charge upon written request to the Company’s address, attention: Denise Plair, Corporate Secretary.

Section 16 - Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 2004 fiscal year and Forms 5 and amendments thereto furnished to the Company during fiscal year 2004 and certain written representations, if any, made to the Company, no officer, director or beneficial owners of 10% or more of the Company's common stock has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act to be filed during fiscal 2004 except that Thomas E. Oakley filed one late Form 4 related to the sale of 2,616 shares in the Company.

Item 11.    Executive Compensation.

The following table sets forth all cash compensation paid or to be paid by the Company to the executive officers of the Company, identifying those whose cash and non-cash compensation exceeded $100,000:

Summary Compensation Table

				Securities
Name and	Fiscal	Annual Compensation		Underlying		All Other
Principal Position	Year	Salary (a)	Bonus (b)	Options ( c)		Compensation (d)

John R. Alexander,	2004	$-	$-	$-	$	$ 18,000
Chairman
Feb. to Aug.

Ben Hill Griffin, III	2004	173,019	127,140	25,000		8,584
Chairman	2003	331,700	260,000	12,500		45,293
Sep. to Feb.	2002	335,000	206,000	12,500		44,371

W. Bernard Lester	2004	286,118	225,000	20,560		26,244
President and Chief	2003	265,360	210,000	12,500		85,097
Executive Officer	2002	251,200	171,000	12,500		84,097

L. Craig Simmons	2004	104,704	31,300	10,000		31,014
Vice-President and	2003	93,333	26,200	5,000		31,654
Chief Financial	2002	$86,666	$20,275	$5,000		$30,974
Officer

(a) Represents total cash compensation earned.

(b) Represents compensation for discretionary cash bonuses which are based on individual and company performance.

(c) Stock options were granted, for the first time, during fiscal 1999, under the Company's Incentive Equity Plan.

(d) Represents Company contributions to the Employees' Profit Sharing Plan, a nonqualified defined benefit retirement plan and Directors' Fees for Messrs. Griffin, III and Lester (2004 - $7,000; 2003 - $13,000 each; 2002 - $15,000 each; respectively.) Mr. John R. Alexander received $18,000 in director fees for 2004.

Contingent Compensation

1998 Incentive Equity Plan

The Company maintains an incentive equity plan (the "Incentive Equity Plan") pursuant to which Board members and employees selected by the Board of Directors may receive options to purchase Company common stock, awards of restricted stock, and stock appreciation rights (SARs). The purpose of the Incentive Equity Plan is to advance the interests of the Company and its shareholders by offering participants an opportunity to acquire or increase their proprietary interests in the Company, and thereby receiving additional incentives to achieve the Company's objectives. No stock options, SARs or restricted stock may be granted under the Incentive Equity Plan on or after the tenth anniversary of the Incentive Equity plan's effective date. The Incentive Equity Plan is administered by the Board of Directors.

Pension and Profit Sharing

The Company operates a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under this Plan a regular employee of the Company becomes eligible to participate upon employment provided he or she continues such employment through the following
August 31. Vesting of the Plan begins after two (2) years of service with the Company at which time an employee becomes 20% vested. Vesting increases by 20% with each additional year of service. Employees become fully vested upon completion of seven(7) years of service.

The Plan is fully funded by contributions by the Company, except for such contributions of employees electing to take advantage of the salary reduction feature. Contributions by the Company are determined by its Board of Directors from time to time with allocations to employee accounts based on each participant's salary. The Plan also includes a voluntary employee contribution provision pursuant to Section 40l(k) of the Internal Revenue Code which allows employees to contribute up to 20% of their salary, or a maximum of $13,000. All 40l(k) accounts are 100% vested.

Employees will be deemed 100% vested and receive full benefits from the Plan, regardless of their standing on vesting schedules, upon retirement on or after age 65, death or permanent disability. Benefits commence within 60 days after request following one of the qualifying events, referred to above, and can be taken as periodic payments or in a lump sum. For the year ended August 31, 2004, the Company contributed a total of $434,064 to this Plan.

Additional Plan

The Company has a nonqualified defined benefit retirement plan, which covers officers of the Company, as well as certain management and key personnel (the "Nonqualified Plan"). The Nonqualified Plan is being funded by the purchase of insurance contracts and is designed to provide a set monthly benefit after the participant reaches age 65. The participants are required to pay a portion of the cost of the Nonqualified Plan and the Company pays the remaining amount. The expense and monthly benefit amounts are based on the participant's annual salary and age at the date of entry into the Nonqualified Plan.

The following table sets forth stock options granted during fiscal 2004 to each of the Company's executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms for the executive officers named in the Summary Compensation Table and for all employees as a group (assuming their options had ten-year terms) at assumed compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock. All option exercise prices are based on market price on the date of grant.

Option Grants in Last Fiscal Year

				Potential Realizable Value at assumed
				Annual Rates of Stock Price
	Individual grants (a)			Appreciation for Option Term (b)
		Percent of
		Total
	Number of	Options
	Securities	Granted to	Exercise
	Underlying	Employees	or base
	Options	In Fiscal	price per
Name	Granted	Year	share	0% ($)	5% ($)	10% ($)

Sep. 9, 2003
Grant:

Ben Hill Griffin, III	12,500	24.47	15.68	-	123,264	312,365
W. Bernard Lester	12,500	24.47	15.68	-	123,264	312,365
L. Craig Simmons	5,000	9.79	15.68	-	49,306	124,946

Feb. 3, 2004
Grant:

Ben Hill Griffin, III	12,500	30.96	21.17	-	166,422	421,732
W. Bernard Lester	8,060	19.96	21.17	-	107,309	271,933
L. Craig Simmons	5,000	12.38	21.17	-	66,569	168,693

(a) Options granted under the Incentive Equity Plan (the "Plan") to the Company's executive officers named in the Summary Compensation Table, were first exercisable on February 26, 2004. The Company issued stock options, during fiscal 2004, to each of the executive officers named in the Summary Compensation Table.

(b) These amounts, based on assumed appreciation rates of 0% and 5% and 10% rates presented by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

Option Exercises and Year-End Option Values

The following table shows information regarding the value of options exercised during fiscal year 2004 and certain information about unexercised options at year-end.

Aggregated Option Exercises in Last Fiscal Year
and FY-End Option Values

(a)	(b)	( c)	(d)	(e)
Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-money
			Options at	Options at
	Shares		FY-End	FY-End
	Acquired	Value	Exercisable/	Exercisable/
Name	on exercise	Realized	Unexercisable	Unexercisable

Ben Hill Griffin, III	67,064	$1,476,738	5,000	$ 114,250
W. Bernard Lester	17,614	$ 396,547	48,560	$1,335,121
L. Craig Simmons	12,305	$ 211,545	2,695	$ 72,630

All of the unexercised options listed above were exercisable at August 31, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION The Compensation Committee of the Board was composed of six directors from September 1, 2003 to February 25, 2004: Walter E. Blount, Jr., Chairman, Richard C. Ackert, William L. Barton, Monterey Campbell, Amy Gravina and Thomas E. Oakley. With the exception of Mr. Oakley who was a Director and Vice Chairman of Agri-Insurance Company Ltd. none of the others were an officer or employee of the Company. The Compensation Committee of the Board is composed of five directors from February 26, 2004 to present: Tommy Oakley, Chairman, Richard Ackert, William L. Barton, Larry A. Carter and Stephen M. Mulready. With the exception of Mr. Oakley who is a Director and Vice Chairman of Agri-Insurance Company Ltd. none of the others were an officer or employee of the Company. In addition, there are no interlocking relationships between any of these directors and any other executive officer of the Company.

The Compensation Committee reviews the compensation of the executive officers of the Company and makes recommendations to the Board of Directors regarding such compensation. The Compensation Committee from September 1, 2003 to February 25, 2004, met two times and the Compensation Committee from February 26, 2004 to present met two times. Outside directors were paid $1,000 for each committee meeting attended, and the chairman was paid $1,250.

Common Stock Performance

The following graph compares the value of $100 invested on September 1, 1999 in the Company's common stock, the S&P 500 and a Company-constructed peer group. The S&P 500 index represents a broad equity index and the peer group index consists of four companies, all of which are agribusiness concerns, one of which is based in Florida: Alexander & Baldwin, Inc., Consolidated Tomoka Land Co., Scheid Vineyards, Inc., and Tejon Ranch Co. The total return includes the reinvestment of dividends. There can be no assurance that the Company's stock performance will continue in the future with the same or similar trends depicted in the table below:

		Indexed returns
	Base	Years Ending
	Period
Company Name / Index	Aug99	Aug00	Aug01	Aug02	Aug03	Aug04
ALICO INC	100	101.17	190.07	197.32	198.29	314.26
S&P 500 INDEX	100	116.32	87.95	72.12	80.83	90.09
PEER GROUP	100	103.09	112.55	100.78	133.26	151.12

(1) Total return calculations for the S&P 500 Index were performed by Standard & Poor's Compustat Services, Inc.

(2) Total return calculations for the peer group index (consisting of four companies) were performed by Standard and Poor's Compustat Services, Inc.

COMPENSATION COMMITTEE REPORT

The Company's general compensation philosophy aims to provide base compensation comparable with similar Florida businesses, allowing the Company to attract and retain qualified employees. In addition, the Company provides incentive compensation through a bonus program which is dependent on the individual's performance and which will also vary with the Company's performance. Accordingly, while the executive compensation program provides an overall level of compensation that is competitive within the Florida agribusiness industry, actual compensation levels in any given year may be greater or less than average competitive levels in comparable companies, depending on the Company's overall performance for such year and on the specific individual's performance or contribution to the Company. As additional incentive compensation, the Company adopted the 1998 Incentive Equity Plan, pursuant to which employees of the Company may be selected by the Board, in the Board's sole discretion, to receive stock options, restricted stock awards, or stock appreciation rights.

The Compensation Committee, comprised of independent directors on the Company's Board of Directors, reviews executive compensation and determines compensation levels which it then recommends to the Board of Directors. In determining the base compensation and any bonuses to be awarded to its executives, the Compensation Committee uses no set formula but rather evaluates a series of factors, including but not limited to (i) industry performance for such year, (ii) the Company's performance as compared to others in the industry that year, (iii) the Company's performance for such year as compared to the Company's performance with the previous year, and (iv) the individual's performance or contributions for such year as compared with such individual's performance or contributions the previous year, if applicable. In addition, the Compensation Committee will, in its discretion, evaluate other external and internal factors affecting performance, including individual circumstances.

The Chief Executive Officer's compensation is established using the same criteria as set forth above generally for executive compensation. For fiscal 2004, Mr. Ben Hill Griffin, III's base salary was comparable to that of the previous year, with a bonus award reflecting the Company's performance vis a vis comparable businesses and Mr. Griffin's contribution to such performance. In addition to his base salary and bonus, pursuant to the terms of the Company's 1998 Incentive Equity Plan, Mr. Griffin received a grant of options to purchase 12,500 shares of the Company's common stock on September 9, 2003. The exercise price was based on the market price of the Company's common stock on August 31, 2003. Mr. Griffin received grant of options to purchase 12,500 share of the Company's common stock on February 3, 2004. The exercise price was based on the market price of the Company's common stock on February 3, 2004. Other Company employees also received stock options as part of their compensation during 2004. Mr. John R. Alexander received no compensation and no stock options.

Certain non-performance-based compensation to executives of public companies in excess of $1,000,000 is not deductible for tax purposes. It is the responsibility of the Compensation Committee to determine whether any actions with respect to this compensation limit should be taken by the Company. During fiscal year 2004 no executive officers of the Company received any compensation in excess of this limit nor is it anticipated that any executive officer will receive any such compensation during fiscal year 2005. Therefore, the Compensation Committee has not taken any action to date to comply with this limit.

COMPENSATION COMMITTEE

Tommy Oakley, Chairman
Richard C. Ackert
William L. Barton
Larry A. Carter
Stephen M. Mulready

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Beneficial Ownership of more than 5 percent of Voting Securities:

The following table sets forth certain information as of November 3, 2004, relating to the beneficial ownership of shares of Common Stock of the Company by any person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company. To the best knowledge of the Company, there are no other persons who own beneficially more than five percent (5%) of the Company's outstanding Common Stock.

Name and Address of	Amount and Nature of		Percent of
Beneficial Owners	Beneficial Ownership		Class

John R. Alexander	3,494,077	(1)	47.74%
122 East Tillman Avenue
Lake Wales, Florida 33853

Beck, Mack & Oliver	571,757		7.81%
Madison Ave
New York, NY 10017

(b) Security Ownership of Management:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owners	Beneficial Ownership		Class

All Directors and Executive	3,505,047	(1)	47.89%
Officers as a group
(9 persons)

(1) Includes 3,493,777 shares held through Alico Holding, LLC (639 Isbell Road, Suite 390, Reno, NV 89509), a wholly owned subsidiary of Atlantic Blue Trust, Inc. of which Mr. John R. Alexander may be considered to be the indirect beneficial owner by virtue of his power to direct the voting and disposition of such shares of the Company's common Stock.

Director Ownership

The following table sets forth shares owned and/or beneficially owned by each director and executive officer of the Company as of August 31, 2004:

Director Name
John R. Alexander (1)
Richard C. Ackert
J.D. Alexander
William L. Barton
Larry A. Carter
W. Bernard Lester
Stephen M. Mulready
Thomas E. Oakley
Baxter G. Troutman
Officer Name
L. Craig Simmons
Shares of Alico, Inc. Common stock 3,494,077 300 - 1,200 2,000 6,820 - 50 600 0	Percentage of total common shares outstanding 47.80 0 0 0 0 0 0 0 0 0	Stock options Outstanding - - - - - 48,560 - - - 2,695	Total Common shares and Options 3,494,077 300 - 1,200 2,000 55,380 - 50 600 2,695

(1) Includes 3,493,777 shares held through Alico Holding, LLC (639 Isbell Road, Suite 390, Reno, NV 89509), of which Mr. Alexander may be considered to be the indirect beneficial owner by virtue of his power to direct the voting and disposition of such shares of the Company's Common Stock.

For further information, please refer to the information set forth in Item 5 of this report.

Item 13.    Certain Relationships and Related Transactions.

In fiscal 2004, Agri began providing coverage for Tri-County, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Effective November 2, 1983, the Company entered into a continuing marketing contract covering the majority of its citrus crop with Ben Hill Griffin, Inc., a company which is controlled by Ben Hill Griffin, III, the Company's former Chairman of the Board and Chief Executive Officer through February 26, 2004. This contract provides for modifications to meet changing conditions and cancellation by either party by giving notice prior to August 1 preceding the next fruit season. Modifications to the terms of the contract are made upon the mutual agreement of both parties and can relate to numerous provisions of the contract including the quantity of fruit to be delivered and service fees to be collected by Ben Hill Griffin, Inc. Such modifications may be necessary depending on factors such as weather and general market conditions. During the year ended
August 31, 2004 approximately 77% percent of the Company's crop was marketed under this contract. Under the terms of this contract, the Company's fruit is harvested, packed and/or otherwise processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc., and the proceeds distributed on a pro rata basis as sales of the finished product are made by the buyer. The Company bears the cost of harvesting. The co-mingling of fruit with other growers permits the Company to participate in the negotiation of higher prices from buyers that would not likely be available if price negotiations were limited only to the Company's fruit.

The marketing contract also permits the Company's fruit to be sold in either fresh or processed form, in whichever market will provide the highest return. Historically, this contract has provided highly competitive returns. Ben Hill Griffin, Inc. receives a handling fee and a marketing fee out of sales proceeds. The assistance provided for by the contract is considerable and reduces the number of staff which the Company would otherwise have to employ. Additionally, the Company may receive advances on sales which are then deducted from its share of the distributed proceeds. Essentially the same amount of the 2004-2005 citrus crop will be marketed under the terms of this contract; also, Ben Hill Griffin, Inc. provides harvesting services for citrus sold to unrelated processors. The total amount paid to Ben Hill Griffin, Inc., under the terms of the marketing contract, for harvesting and other costs was $7.2 million during the year ended August 31, 2004. In addition Ben Hill Griffin, Inc. was paid $2,136,506 for harvesting citrus sold to unrelated processors. These charges are comparable to similar services available in the industry.

The Company purchased from Ben Hill Griffin, Inc., on a competitive bid basis, fertilizer, spray, herbicides and other miscellaneous supplies at a total cost of $5.3 million during the year.

Item 14.    Principal Accountant Fees and Services.

The firm of KPMG LLP, Certified Public Accountants, 111 North Orange Avenue, Suite 1600, Orlando, Florida 32801 (KPMG), was the Company's independent certified public accountants from January 1, 1984 to June 2004. Beginning June 7, 2004, the company engaged Tedder, James, Worden & Associates, P.A. Certified Public Accountants, 11 South Bumby Avenue, Suite 200, Orlando, FL 32803 (TJW) as the Company's independent certified public accountants. In addition to performing the year-end audit of the financial statements, the independent public accountant: (1) performs a limited review of the quarterly financial statements, reviews the financial information included in the Annual Report to Shareholders and the Forms 10-Q and 10-K filed with the Securities and Exchange commission; and (2) prepares the federal and state income tax returns. The firm of Pricewaterhouse Coopers prepares the Federal income tax returns and the Bermuda Statutory return for Agri Insurance, Co. Ltd. All services performed by the independent accountants are approved by the Audit Committee of the Board of Directors prior to performance.

Representatives of TJW are expected to be present at the Annual Meeting of Shareholders and will be given an opportunity to make a statement if they so desire and will be available to respond to appropriate questions from shareholders. Upon the Audit Committee's recommendation, the Board of Directors reaffirmed continuation of TJW as auditors.

The following list details the aggregate fees billed for professional services :

(in thousands)
Tedder,
James,
	KPMG,	Worden &
	LLP	Associates	Total

Year ended August 31, 2004
Audit fees	$ 20	$ 82	$ 102
Tax fees	103	5	108
Total	$ 123	$ 87	$ 210

Year ended August 31, 2003
Audit fees	$ 93	$ -	$ 93
Tax fees	51	-	$ 51
Total	$ 144	$ -	$ 144

There were no fees billed or paid for financial information systems design and/or implementation or for any other fee for services rendered to the Company.

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts billed to the Company by its independent public accountants in fiscal 2004 and fiscal 2003 are $106,979 and $106,683 respectively.

Audit-Related Fees. Consists of fees billed for assurance and related services that were related to the performance of the audit or review of the Company's consolidated financial statements. (There were no fees billed in fiscal 2004 or 2003 for such services).

Tax Fees. Consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. The amounts billed to the Company by its independent public accountants in fiscal 2004 and fiscal 2003 are $307,844 and $69,196 respectively.

Consulting Fees. There were no Consulting fees in fiscal year 2004 and 2003.

All other Fees. There were no fees billed or paid in fiscal 2004 or fiscal 2003 in connection with products and services other than the services reported above.

The Audit Committee of the Board of Directors has determined that the provision of the non-audit professional services is compatible with maintaining KPMG LLP's independence from September 1, 2003 through June 6, 2004 and Tedder, James, Worden & Associates from June 7, 2004 to present.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) 1. Financial Statements:

Included in Part II, Item 8 of this Report

Reports of Registered Independent Public Accounting firms
August 31, 2004
August 31, 2003 & 2002

Consolidated Balance Sheets - August 31, 2004 and 2003

Consolidated Statements of Operations - For the Years Ended August 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) - For the Years Ended August 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - For the Years Ended August 31, 2004, 2003 and 2002

(b) 2. Financial Statement Schedules:

Selected Quarterly Financial Data - For the Years Ended August 31, 2004 and 2003 - Included in Part II, Item 8

Schedule I - Marketable Securities and Other Investments - at August 31, 2004

Schedule V - Property, Plant and Equipment - For the Years Ended August 31, 2004, 2003 and 2002

Schedule VI - Reserves for Depreciation, Depletion and Amortization of Property, Plant and Equipment - For the Years Ended August 31, 2004, 2003 and 2002

Schedule IX - Supplementary Income Statement Information - For the Years Ended August 31, 2004, 2003 and 2002

All other schedules not listed above are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(c) 3. Exhibits:

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
(12) Statement - Computation of Ratios

(14) Code of Ethics and Whistleblower Policy

(19) Annual Report to Security Holders - By Reference

(21) Subsidiaries of the Registrant - Sadddlebag Lake Resorts, Inc. (incorporated in 1971);
Agri-Insurance Company, Ltd. (incorporated in 2000) and Alico-Agri, Ltd (formed April 2003).

(22) Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

(31.1) Rule 13a-14(a) certification

(31.2) Rule 13a-14(a) certification

(32.1) Section 1350 certification

(32.2) Section 1350 certification

(99) Additional Exhibits - None

(b) Reports on Form 8-K:

Form 8-K dated October 22, 2004 regarding dividend deferral.

Form 8-K dated August 30, 2004 regarding Restructuring request proposal.

Form 8-K/A dated June 16, 2004 amending 8-K filed June 8, 2004.

Form 8-K dated June 14, 2004 regarding promotion of W. Bernard Lester to CEO.

Form 8-K/A dated June 14, 2004 amending 8-K filed June 8, 2004.

Form 8-K dated June 8, 2004 regarding change in certifying accountants.

Form 8-K dated March 4, 2004 regarding change in control of Registrant to Atlantic Blue Trust.

Form 8-K dated February 27, 2004 regarding changes in beneficial ownership and Board of Directors.

Form 8-K dated February 17, 2004 regarding acceleration of gain recognition on real estate sale.

Form 8-K dated February 2, 2004 regarding receipt of tax ruling in Settlement dispute.

Form 8-K dated January 8, 2004 regarding real estate sale.

Material has been filed with Securities and Exchange Commission and NASDAQ and may be obtained upon request.

ALICO, INC.
SCHEDULE I

Marketable Securities and Other Investments
(in thousands)

August 31, 2004

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E

				Amount of which
				Each portfolio of
				equity security issues
	Number of Shares		Market Value	and each other
	or Units -		of Each	security issue
Name of Insurer &	Principal Amounts	Cost of	Issue at Balance	carried in the
Title of Each Issue	of Bonds & Notes	Each Issue	Sheet Date	Balance Sheet

Municipal Bonds	5,408	$3,225	$3,289	$3,289

Corporate Bonds	13,785	13,726	13,677	13,677

Mutual-Debt	942	3,628	3,631	3,631

Preferred Stocks	60	1,513	1,592	1,592

Common Stock	153	6,307	6,266	6,266

Mutual Equity	308	22,418	24,563	24,563

Fixed maturity Funds	2,581	2,581	2,552	2,552

Total:		$53,398	$55,570	$55,570

See accompanying independent auditors report

ALICO, INC.

SCHEDULE V

PROPERTY, PLANT AND EQUIPMENT
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

	Balance			Other Changes	Balance at
	Beginning	Additions	Retirements	Debit and/or	Close of
Description	of Period	at Cost	or Sales	Credit-Describe	Period

For Year Ended August 31, 2004

Land	$ 31,294	$ 27	$ 36	$ 109	$ 31,394
Roads	2,280				2,280
Agricultural Land Preparation	10				10
Forest Improvements	100				100
Pasture Improvements	3,328	26			3,354
Buildings	3,857	55			3,912
Feeding and Watering Facilities
for Cattle Herd	23				23
Water Control Facilities	5			75	80
Fences	273	10	37		246
Cattle Pens	148	7	7		148
Interest - Ranch	38				38
Irrigation System - Ranch	676				676
Citrus Groves, Including
Irrigation Systems	50,216	2,557	626		52,147
Equipment	9,649	1,588	1,004		10,233
Breeding Herd	12,711	1,504	974		13,241
Sugarcane - Land Preparation, Etc.	26,297	1,407	1,527	(75)	26,102
Sod - Land Preparation, Etc.	1,776	6			1,782
Farm - Land Preparation, Etc.	1,897	93			1,990

	$ 144,578	$ 7,280	$ 4,211	$ 109	$ 147,756

See accompanying independent auditors report.

ALICO, INC.

SCHEDULE V

PROPERTY, PLANT AND EQUIPMENT
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

	Balance			Other Changes	Balance at
	Beginning	Additions	Retirements	Debit and/or	Close of
Description	of Period	at Cost	or Sales	Credit-Describe	Period

For Year Ended August 31, 2003

Land	$ 31,542	$ 126	$ 374		$ 31,294
Roads	2,247	33			2,280
Agricultural Land Preparation	10				10
Forest Improvements	100				100
Pasture Improvements	3,174	154			3,328
Buildings	3,927	168	238		3,857
Feeding and Watering Facilities
for Cattle Herd	23				23
Water Control Facilities	5				5
Fences	303	9	39		273
Cattle Pens	167	10	29		148
Interest - Ranch	34	4			38
Irrigation System - Ranch	676				676
Citrus Groves, Including
Irrigation Systems	47,881	2,709	374		50,216
Equipment	9,358	761	470		9,649
Breeding Herd	12,618	1,859	1,766		12,711
Sugarcane - Land Preparation, Etc.	26,853	1,256	1,812		26,297
Sod - Land Preparation, Etc.	1,583	193			1,776
Farm - Land Preparation, Etc.	1,854	43			1,897

	$ 142,355	$ 7,325	$ 5,102	$ -	$ 144,578

See accompanying independent auditors report.

ALICO, INC.

SCHEDULE V

PROPERTY, PLANT AND EQUIPMENT
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

	Balance			Other Changes	Balance at
	Beginning	Additions	Retirements	Debit and/or	Close of
Description	of Period	at Cost	or Sales	Credit-Describe	Period

For Year Ended August 31, 2002

Land	$ 31,624	$ 51	$ 133		$ 31,542
Roads	2,189	58			2,247
Agricultural Land Preparation	10				10
Forest Improvements	100				100
Pasture Improvements	3,039	135			3,174
Buildings	3,789	138			3,927
Feeding and Watering Facilities
for Cattle Herd	18	7	2		23
Water Control Facilities	5				5
Fences	286	18	1		303
Cattle Pens	176		9		167
Interest - Ranch	17	17			34
Irrigation System - Ranch	330	346			676
Citrus Groves, Including
Irrigation Systems	45,112	4,065	1,296		47,881
Equipment	9,447	1,316	1,405		9,358
Breeding Herd	12,465	1,208	1,055		12,618
Sugarcane - Land Preparation, Etc.	27,039	1,180	1,366		26,853
Sod - Land Preparation, Etc.	858	725			1,583
Farm - Land Preparation, Etc.	1,848	6			1,854

	$ 138,352	$ 9,270	$ 5,267	$ -	$ 142,355

See accompanying independent auditors report.

ALICO, INC.

SCHEDULE VI

Reserves for Depreciation, Depletion, and Amortization of Property, Plant and Equipment
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

		Additions
	Balance	Charged to		Other Changes	Balance at
	Beginning	Profit & Loss		Add (Deduct)	Close of
Description	of Period	or Income	Retirements	Describe	Period

For the Year Ended August 31, 2004

Buildings	$ 1,776	$ 184			$ 1,960
Feeding and Watering Facilities
for Cattle Herd	5	1			6
Water Control Facilities	0	9		5	14
Fences	184	26	37		173
Cattle Pens	89	12	7		94
Interest - Ranch	6	4			10
Irrigation System - Ranch	62	34			96
Citrus Groves, Including
Irrigation Systems	17,258	1,878	626		18,510
Equipment	5,953	1,097	899		6,151
Breeding Herd	4,875	1,195	1,084		4,986
Roads	538	128			666
Sugarcane - Land Preparation, Etc.	8,622	1,826	1,527	(5)	8,916
Sod - Land Preparation, Etc.	106	77			183
Farm - Land Preparation, Etc.	267	38			305

	$ 39,741	$ 6,509	$ 4,180	$ -	$ 42,070

See accompanying independent auditors report.

ALICO, INC.

SCHEDULE VI

Reserves for Depreciation, Depletion, and Amortization of Property, Plant and Equipment
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

		Additions
	Balance	Charged to		Other Changes	Balance at
	Beginning	Profit & Loss		Add (Deduct)	Close of
Description	of Period	or Income	Retirements	Describe	Period

For the Year Ended August 31, 2003

Buildings	$ 1,833	$ 181	$ 238		$ 1,776
Feeding and Watering Facilities
for Cattle Herd	3	2			5
Water Control Facilities	-	-			-
Fences	186	30	32		184
Cattle Pens	106	12	29		89
Interest - Ranch	3	3			6
Irrigation System - Ranch	28	34			62
Citrus Groves, Including
Irrigation Systems	15,765	1,867	374		17,258
Equipment	5,352	1,071	470		5,953
Breeding Herd	4,760	1,242	1,127		4,875
Roads	411	127			538
Sugarcane - Land Preparation, Etc.	8,376	2,058	1,812		8,622
Sod - Land Preparation, Etc.	49	57			106
Farm - Land Preparation, Etc.	228	39			267

	$ 37,100	$ 6,723	$ 4,082	$ -	$ 39,741

See accompanying independent auditors report.

ALICO, INC.

SCHEDULE VI

Reserves for Depreciation, Depletion, and Amortization of Property, Plant and Equipment
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

		Additions
	Balance	Charged to		Other Changes	Balance at
	Beginning	Profit & Loss		Add (Deduct)	Close of
Description	of Period	or Income	Retirements	Describe	Period

For the Year Ended August 31, 2002

Buildings	$ 1,663	$ 170	$ -		$ 1,833
Feeding and Watering Facilities
for Cattle Herd	5	1	3		3
Water Control Facilities	-	-			-
Fences	158	29	1		186
Cattle Pens	102	13	9		106
Interest - Ranch	1	2			3
Irrigation System - Ranch	4	24			28
Citrus Groves, Including
Irrigation Systems	14,835	1,922	992		15,765
Equipment	5,622	1,081	1,351		5,352
Breeding Herd	4,467	1,332	1,039		4,760
Roads	288	123			411
Sugarcane - Land Preparation, Etc.	7,520	2,221	1,365		8,376
Sod - Land Preparation, Etc.	24	25			49
Farm - Land Preparation, Etc.	189	39			228

	$ 34,878	$ 6,982	$ 4,760	$ -	$ 37,100

See accompanying independent auditors report.

ALICO, INC.
SCHEDULE IX

SUPPLEMENTARY INCOME STATEMENT INFORMATION

COLUMN A	COLUMN B

ITEM	2004	2003	2002

1. Maintenance and repairs	$1,314	$1,156	$862

2. Taxes, other than payroll
and income taxes	$2,085	$2,081	$2,054

95
51

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC.
(Registrant)

November 15, 2004	John R. Alexander
Date	Chairman
/s/ John R. Alexander

November 15, 2004	W. Bernard Lester
Date	President,
Chief Executive Officer
and Director
/s/ W. Bernard Lester

November 15, 2004	L. Craig Simmons
Date	Vice President and
Chief Financial Officer
/s/ L. Craig Simmons

52

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Richard C. Ackert                    John D. Alexander
Director                                     Director
/s/ Richard C. Ackert                             /s/ John D. Alexander

William L. Barton                    Thomas E. Oakley
Director                           Director
/s/ William L. Barton                            /s/ Thomas E. Oakley

Larry A. Carter                        Stephen M. Mulready
Director                                         Director
/s/ Larry A. Carter                            /s/ Stephen M. Mulready

Baxter G. Troutman                             W. Bernard Lester
Director                                         Director
/s/ Baxter G. Troutman                               /s/ W. Bernard Lester

November 15, 2004
Date