Form 10-K/A
period 2003-08-31
ALICO INC
filed 2005-01-06
CIK 3545

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

Explanatory note

This Amendment on Form 10-K/A constitutes Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2003 which was previously filed with the Securities and Exchange Commission (the "SEC") on November 19, 2003 and amended December 5, 2003. We are amending the footnotes to the financial statements and the disclosures set forth in Management's Discussion and Analysis.

This Amendment amends the footnotes to the financial statements and Management's discussion and analysis portions of the Annual Report as specified above and does not reflect events occurring after the original filing date of the Annual Report on November 19, 2003.








































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

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Management expects several real estate transactions to close in fiscal 2004. Additionally, Management expects continued profitability from its agricultural operations in fiscal 2004. The outlook is for gross profits from citrus operations to decline due to a large crop forecast for the industry as a whole and substantial carryover inventories for the industry. Management also expects gross profits from sugarcane to decline as the Company's current crop is expected to be smaller in fiscal 2004 than in fiscal 2003.
Gross profits from the Company's cattle operations are expected to increase due to reduced beef supplies creating favorable market conditions beef and an increase in the number of cattle sold.


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

Income (loss) from Operations
_____________________________

Earnings from operations increased significantly during fiscal 2003 when compared to the prior year ( $ 4,703 in fiscal 2003 vs. $(1,128) in fiscal
2002). The improvement in earnings was largely impacted by the Company's fiscal 2002 commitment to donate $5.0 million to Florida Gulf Coast University (the University) in December 2001, for a new athletic complex, scholarships and athletic programs. In accordance with the Company's agreement with the University, $1.0 million was paid in fiscal 2002, $800 thousand was paid in fiscal 2003, and $800 thousand will be paid each year over the next four years. The entire donation was accrued and included in general and administrative expenses during fiscal 2002. The remaining increase in income from operations was due to an increase in earnings from agricultural activities.

Income from operations decreased 112% during fiscal 2002 when compared to fiscal 2001, primarily due to increased general and administrative expenses resulting from the accrued University donation.



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


































Individual Operating Divisions
______________________________

Gross profits for the individual operating divisions, for fiscal 2003, 2002 and 2001, are presented in the following schedule and are discussed in subsequent sections:
                                             Years Ended August 31,
                                                 (in thousands)
                                         2003          2002          2001
                                       _______       _______       _______
 CITRUS
  Revenues:
    Sales                              $24,107       $25,105       $27,570

  Cost and expenses:
    Harvesting & marketing               8,910         9,364        10,046
    Direct production**                  7,671         8,594         8,932
    Allocated cost*                      3,525         3,463         3,472
                                       _______       _______       _______

      Total                             20,106        21,421        22,450
                                       _______       _______       _______

        Gross profit, citrus             4,001         3,684         8,088
                                       _______       _______       _______

SUGARCANE
  Revenues:
    Sales                               13,373        11,789        12,450

  Costs and expenses:
    Harvesting & hauling                 2,915         2,239         2,516
    Direct production                    3,844         3,965         4,094
    Allocated cost*                      3,429         3,253         3,018
                                       _______       _______       _______

      Total                             10,188         9,457         9,628
                                       _______         _____       _______

        Gross profit, sugarcane          3,185         2,332         2,822
                                       _______       _______       _______
















                                             Years Ended August 31,
                                                 (in thousands)
                                         2003          2002          2001
                                       _______       _______       _______
RANCH
  Revenues:
    Sales                                7,175         9,102         8,788
  Costs and expenses:
    Direct production                    4,937         6,087         5,287
    Allocated cost*                      1,853         2,428         2,107
                                       _______       _______       _______

      Total                              6,790         8,515         7,394
                                       _______       _______       _______

        Gross profit, ranch                385           587         1,394
                                       _______       _______       _______
        Total gross profit,
          agriculture                    7,571         6,603         9,336
                                       _______       _______       _______
OTHER OPERATIONS
  Revenues:
    Rock products and sand               2,154         1,999         1,726
    Oil leases and land rentals            973           721           770
    Forest products                        292           355            91
    Recovery of citrus eradication costs     -             -         2,968
    Other                                  267           230           245
                                       _______       _______       _______
        Total                            3,686         3,305         5,800

Costs and expenses:
    Allocated cost*                        882           735           604
    General and administrative,
      all operations                     5,437        10,071         4,867
                                       _______       _______       _______

        Total                            6,319        10,806         5,471
                                       _______       _______       _______

        Gross (loss) income, other
            operations                  (2,633)       (7,501)          329
                                       _______       _______       _______

          Total gross profit (loss)      4,938          (898)        9,665
                                       _______       _______       _______

INTEREST & DIVIDENDS
  Revenue                                1,201         1,471         2,124
  Expense                                2,081         2,421         3,029
                                       _______       _______       _______

        Interest & dividends, net         (880)         (950)         (905)
                                       _______       _______       _______




                                              Years Ended August 31,
                                                 (in thousands)
                                         2003          2002          2001
                                       _______       _______       _______
REAL ESTATE
  Revenue:
    Sale of real estate                 16,990        12,773        12,978
  Expenses:
    Cost of sales                        1,925         1,076         1,393
    Other Costs                             39            56           233
                                       _______       _______       _______

      Total                              1,964         1,132         1,626
                                       _______       _______       _______

        Gain on sale of real estate     15,026        11,641        11,352
                                       _______       _______       _______

          Income before income taxes   $19,084       $ 9,793       $20,112
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

Revenue from citrus sales decreased 9% during fiscal 2002, compared to fiscal 2001 ($25.1 million during fiscal 2002 vs. $27.6 million during fiscal 2001). Additionally, during fiscal 2001 $2.9 million was recognized from the recovery of citrus eradication costs in excess of basis (see note 14 to the consolidated financial statements).

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

Sales revenue from sugarcane increased 13% during fiscal 2003, compared to fiscal 2002 ($13.4 million vs. $11.8 million, respectively). The increase was the result of an improvement in the yield per acre brought about by favorable weather conditions during the growing season. Total sugarcane yields were 523,000, 466,000, and 507,000 standard tons for the fiscal years ended
August 31, 2003, 2002 and 2001, respectively.  Yields per acre were 45.51,
41.37 and 44.33 for the 2003, 2002 and 2001 fiscal years, respectively.

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

Revenues from cattle sales decreased 21% during fiscal 2003, compared to fiscal 2002 ($7.2 million in fiscal 2003 vs. $9.1 million in fiscal 2002). Direct and allocated production costs decreased by 20% during fiscal 2003, as compared to fiscal 2002 ($6.8 million in fiscal 2003 vs. $8.5 million in fiscal 2002). The decline in revenue and total production costs primarily resulted from a corresponding decrease in the total number of cattle sold during fiscal 2003 when compared to fiscal 2002. Less animals of the age and size required by meat packers were available for sale in fiscal 2003 than in 2002 because of the timing of placements into western feedlots. Total head sold was 9,062, 12,166 and 12,362 for 2004, 2003 and 2002.



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

Profit on Sale of Real Estate
____________________________________

Profit from retail land sales, made through Saddlebag, were $32 thousand in fiscal 2003, vs. breaking even during fiscal 2002. Profit from bulk land sales, increased from $11.6 million in fiscal 2002 to $15.0 million in fiscal 2003. As discussed below, sales contracts are in place for all of the Lee County property totaling $171.8 million. These sales are expected to close over the next two year period. When or if all these sales do close, they are expected to result in gains in excess of $132 million. The Board of Directors has not specified how these excess funds will be used if received.


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
  Citrus, including revenues from
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
                                      ___________   __________  ___________

Costs of sales:
  Citrus production, harvesting and
    marketing (including charges from
    affiliate (Note 12))                   20,106       21,421       22,450
  Sugarcane production, harvesting
    and hauling                            10,188        9,457        9,628
  Ranch                                     6,790        8,515        7,394
  Retail land sales                           179          114          140
                                       __________  ___________  ___________

      Total costs of sales                 37,263       39,507       39,612
                                       __________  ___________  ___________


      Gross profit                         11,022        9,678       11,921

  General and administrative
    expenses                                6,319       10,806        5,471
                                       __________  ___________  ___________

Income (loss) from operations               4,703       (1,128)       6,450

Other income (expenses):

  Profit on sales of real estate:
    Sales                                  16,779       12,659       12,840
    Cost of sales                           1,785        1,018        1,486
                                       ___________  ___________  ___________








 Profit on sales of
        real estate, net                   14,994       11,641       11,354
  Interest and investment income            1,201        1,471        2,124
  Recovery of citrus eradication
    costs in excess of basis (note 14)          -            -            -
  Interest expense (Note 6)                (2,081)      (2,421)      (3,029)
  Other                                       267          230          245
                                      ___________  ___________  ___________

      Total other income, net              14,381       10,921       13,662
                                      ___________  ___________  ___________

Income before income taxes                 19,084        9,793       20,112
Provision for income taxes (Note 11)        6,425        2,258        4,046
                                      ___________  ___________  ___________

      Net Income                           12,659  $     7,535  $    16,066
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding                               7,106        7,070        7,033
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________

Weighted-average number of shares
  outstanding assuming dilution             7,256        7,188        7,057
                                      ___________  ___________  ___________
                                      ___________  ___________  ___________


Per share amounts:
  Basic                               $      1.78  $      1.07  $      2.29
  Diluted                             $      1.74  $      1.05  $      2.28
  Dividends                           $      0.35  $      1.00  $      1.00

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
                                            ______    ______    ______
                      				  ______    ______    ______

(7)  Commitments and Contingencies
     _____________________________

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Additionally, the Company, through Agri during fiscal 2002, supplied reinsurance to an independent underwriter who insured catastrophic business interruption coverage for Ben Hill Griffin, Inc. The total coverage under the policy was $3.5 million and the premium charged was $138 thousand. The coverage term was from December 2002 to December 2003. The Company is not aware of any outstanding claims or losses existing with respect to this policy at August 31, 2003 or 2002. Agri is required to maintain liquidity equal to its outside underwriting risk. As of August 31, 2003, Agri's liquidity was sufficient to cover its underwriting risk. The policy described abofe is the only underwriting exposure at August 31, 2003.
     In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $9.6 million for income taxes in the event of an IRS challenge. Management's decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because it is probable that a challenge will be made and possible that it may be successful, Management has provided for the contingency.

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



                                        2003        2002        2001
                                     ________    ________    ________

     Revenues
       Agriculture:
         Citrus                      $ 24,107    $ 25,105    $ 27,570
         Sugarcane                     13,373      11,789      12,450
         Ranch                          7,175       9,102       8,788
                                     ________    ________    ________
           Total revenues from
             external customers
             for reportable segments   44,655      45,996      48,808
         Other revenues from
             external customers         3,630       3,189       2,725
                                     ________    ________    ________

     Total operating revenue         $ 48,285    $ 49,185    $ 51,533
                                     ________    ________    ________
                                     ________    ________    ________

     Costs of sales:
         Citrus                      $ 20,106    $ 21,421    $ 22,450
         Sugarcane                     10,188       9,457       9,628
         Ranch                          6,790       8,515       7,394
                                     ________    ________    ________

           Total costs of sales
            for reportable segments    37,084      39,393      39,472

       Other costs of sales               179         114         140
                                     ________    ________    ________

           Total consolidated
            costs of sales           $ 37,263    $ 39,507    $ 39,612
                                     ________    ________    ________
                                     ________    ________    ________









                                        2003        2002        2001
                                     ________    ________    ________

     Gross profit:
       Agriculture:
         Citrus                      $  4,001    $  3,684    $  5,120
         Sugarcane                      3,185       2,332       2,822
         Ranch                            385         587       1,394
                                     ________    ________    ________
           Total profit for
            reportable segments         7,571       6,603       9,336

       Other gross profit               3,451       3,075       2,585
                                     ________    ________    ________

          Consolidated gross profit    11,022       9,678      11,921
                                     ________    ________    ________

 Other income (expense):
          Citrus (Note 14)                 -            -       2,968
          Sugarcane                        -            -           -
          Ranch                            -            -           -
    Unallocated amounts:
       Profit on sale of bulk
         real estate                   14,994      11,641      11,354
       Other corporate expense         (6,932)    (11,526)     (6,131)
                                     ________    ________    ________

Income before income taxes           $ 19,084    $  9,793    $ 20,112
                                     ________    ________    ________
                                     ________    ________    ________
     Capital expenditures:
       Agriculture:
         Citrus                      $  3,216    $  4,704    $  3,310
         Sugarcane                      1,451       1,293       2,632
         Ranch                          2,245       3,240       2,157
                                     ________    ________    ________




















                                         2003        2002        2001
                                     ________    ________    ________

          Total agriculture capital
             expenditures for
             reportable segments        6,912       9,237       8,099
       Other capital expenditures       1,113         548         773
       Cattle transferred from
        inventory held for sale
        into breeding stock              (700)       (515)       (370)
                                     ________    ________    ________

           Total consolidated
             capital expenditures    $  7,325    $  9,270    $  8,502
                                     ________    ________    ________
                                     ________    ________    ________

     Depreciation, depletion and amortization:
       Agriculture:
         Citrus                      $  2,354    $  2,394    $  2,405
         Sugarcane                      2,414       2,527       2,587
         Ranch                          1,474       1,573       1,456
                                     ________    ________    ________

           Total depreciation,
            depletion and amortization
            for reportable segments     6,242       6,494       6,448
       Other depreciation, depletion,
        and amortization                  481         488         498
                                     ________    ________    ________

           Total consolidated depreciation,
            depletion and
            amortization             $  6,723    $  6,982    $  6,946
                                     ________    ________    ________
                                     ________    ________    ________
     Assets:
       Agriculture:
         Citrus                      $ 54,549    $ 53,876    $ 53,266
         Sugarcane                     52,283      52,015      51,678
         Ranch                         22,430      21,920      22,205
                                     ________    ________    ________
     Total assets for
      reportable segments             129,262     127,811     127,149
       Other assets                    83,486      64,099      51,985
                                     ________    ________    ________

           Total consolidated assets $212,748    $191,910    $179,134
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

                                              ALICO, INC.
                                              (Registrant)

December 7, 2004                              John R. Alexander
Date                                          Chairman and Director

                                              /s/ John R. Alexander

December 7, 2004                              W. Bernard Lester
Date                                          President, Chief Executive
                                              Officer and Director

                                              /s/ W. Bernard Lester

December 7, 2004                              L. Craig Simmons
Date                                          Vice President and
                                              Chief Financial Officer

                                              /s/ L. Craig Simmons



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

John R. Alexander                             Richard C. Ackert
Director                                      Director

/s/ John R. Alexander                         /s/ Richard C. Ackert

J.D. Alexander    				    William L. Barton
Director					          Director

/s/ J.D. Alexander                             /s/ William L. Barton

Larry A. Carter                             W. Bernard Lester
Director                                      Director

/s/ Larry A. Carter                         /s/ W. Bernard Lester


Stephen M. Mulready                         Thomas E. Oakley
Director                                    Director

/s/ Stephen M. Mulready                     /s/ Thomas E. Oakley


Baxter G. Troutman
Director

/s/ Baxter G. Troutman

December 7, 2004
Date





1