Form 10-Q/A
period 2003-11-30
ALICO INC
filed 2005-01-06
CIK 3545

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q/A

__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2003.

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

Explanatory note:
This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 which was previously filed with the Securities and Exchange Commission (the "SEC") on January 13, 2004.
The footnotes to the financial statments and disclosures set forth in
Management's Discussion and Analysis are amended herein.

This Amendment amends the footnotes to the financial statements and
Management's discussion and analysis portions of the Quarterly Report as specified above and does not reflect events occurring after the original filing date of the Quarterly Report on January 13, 2004.

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

                                           Three Months Ended November 30,
                                                2003                 2002
                                          (Unaudited)          (Unaudited)
                                          _______________________________

    Current:
          Federal income tax              $      281           $       55
          State income tax                        30                    9
                                          __________           __________

                                                 311                   64
                                          __________           __________

     Deferred:
          Federal income tax                    (258)                  23
          State income tax                       (28)                   4
                                          __________           __________

                                                (286)                  27
                                          __________           __________
             Total provision for
               income taxes               $       25           $       91
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

Income from operations increased to $33 thousand for the first quarter of fiscal 2004 from $19 thousand for the first quarter of fiscal 2003.  The increase was primarily due to an increase in income from rock and sand product sales.  Income from agricultural operations decreased when compared to the first quarter of fiscal 2003 ($308 thousand vs. $469 thousand for the first three months of fiscal 2004 and 2003, respectively).  For a detailed discussion of agricultural operating results please see below.

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
Accordingly, citrus prices have declined ($4.28 vs. $4.91 average price per box at November 30, 2003 and 2002, respectively).  In light of this, the Company recorded a valuation allowance of $722 thousand for its unharvested fruit crop on trees at November 30, 2003.

Sugarcane
_________

Sugarcane earnings were $484 thousand for the first quarter of fiscal 2004, compared to $524 thousand during the first quarter of fiscal 2003.  Less acres were harvested during the first quarter of fiscal 2004 than the first quarter of fiscal 2003 (2,904 vs. 3,263 acres harvested for the first quarter of fiscal
2004 and 2003, respectively), and was the primary reason for the decline.

Ranching
________

Ranch earnings increased during the first quarter of 2004 when compared to the same period a year ago ($724 thousand vs. ($96 thousand) for the three months ended November 30, 2003 and 2002, respectively).  The number of cattle sold increased by 28% during the first quarter of fiscal 2004 compared to the same period in 2003 (3,395 vs. 2,658 for the first quarter of fiscal 2004 and
2003, respectively).  More animals of the age and size required by meat packers were available for sale in fiscal 2004 than in 2003 because of the timing of placements into western feedlots.Additionally, cattle prices increased 34% when compared to the same period a year ago ($.91 vs. $.68 per pound in fiscal 2004 and
2003, respectively).

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

The Company formed Agri-Insurance Company, Ltd. (Agri) a
wholly owned subsidiary, during July of 2000.  The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property.  Through Agri, the Company has been able to under-
write previously uninsurable risk related to catastrophic crop and other losses.  The coverages currently underwritten by Agri will indemnify insureds for the loss of the revenue stream resulting from a catastrophic event that would cause a grove to be replanted.  To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001.  Agri under-
wrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004, and in August 2002, Agri began insuring the Alico, Inc., citrus groves.  As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs.  Due to
Agri's limited operating history, it would be difficult, if not impossible, to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods.  Since the coverages that have been written, as liquidity has been generated, are primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.

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

         Exhibit 31.1 Rule 13a-14(a) certification.

         Exhibit 31.2 Rule 13a-14(a) certification.

         Exhibit 32.1 Section 1350 certification.

         Exhibit 32.2 Section 1350 certification.

         Exhibit 99.  Accountant's Review Report.

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

                                          ALICO, INC.
                                          (Registrant)

January 3, 2005                          W. Bernard Lester
Date                                      President
                                          Chief Executive Officer
                                          (Signature)

January 3, 2005                           L. Craig Simmons
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

January 3, 2005                           Patrick W. Murphy
Date                                      Controller
                                          (Signature)