Form 10-Q/A
period 2004-02-29
ALICO INC
filed 2005-01-06
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2004.

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

Explanatory note

This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 which was previously filed with the Securities and Exchange Commission (the "SEC") on April 14, 2004.
We are amending the footnotes to the financial statements and disclosures set forth in Management's Discussion and Analysis.

This Amendment amends the footnotes to the financial statements and
Management's discussion and analysis portions of the Quarterly Report as specified above and does not reflect events occurring after the original filing date of the Quarterly Report on April 14, 2004.

ITEM 1
PART I. FINANCIAL INFORMATION
ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - See Accountants' Review Report)
(in thousands except per share data)

	Three months ended		Six months ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003

Revenue:
Citrus	$8,539	$9,774	$9,893	$11,395
Sugarcane	5,615	5,212	8,206	7,960
Ranch	1,080	1,146	4,424	3,263
Rock & sand royalties	799	563	1,564	1,080
Oil lease & land rentals	404	289	693	535
Forest products	92	77	174	128
Retail land sales	181	32	195	116

Operating revenue	16,710	17,093	25,149	24,477

Cost of sales:
Citrus production, harvesting & marketing	8,033	9,405	10,287	10,985
Sugarcane production, harvesting and hauling	4,436	4,062	6,543	6,286
Ranch	991	1,025	3,611	3,238
Retail land sales	114	30	130	99

Total costs of sales	13,574	14,522	20,571	20,608

Gross profit	3,136	2,571	4,578	3,869

General & administrative expenses	2,685	1,369	4,094	2,647

Income (loss) from operations	451	1,202	484	1,222

Other income (expenses):
Profit on sales of real estate, net	19,472	102	19,472	553
Interest & investment income	804	245	1,254	521
Interest expense	(491)	(483)	(979)	(1,024)
Other	175	13	254	157

Total other income, net	19,960	(123)	20,001	207

Income before income taxes	20,411	1,079	20,485	1,429
Provision for income taxes	7,667	290	7,692	381

Net income	$12,744	$789	$12,793	$1,048

Weighted-average number of shares outstanding	7,180	7,108	7,161	7,102

Per share amounts:
Basic	$1.77	$0.11	$1.79	$0.15
Fully diluted	$1.74	$0.11	$1.75	$0.14
Dividends	$-	$-	$0.60	$0.35

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(See Accountants' Review Report)
(in thousands)

	February 29,
ASSETS	2004	August 31,
	(unaudited)	2003

Current assets:
Cash and cash investments	$23,554	$16,352
Marketable securities	51,750	38,820
Accounts receivable	7,901	9,680
Mortgages and notes receivable	12,311	2,534
Inventories	19,410	21,845
Other current assets	716	973

Total current assets	115,642	90,204

Mortgages and note receivable	295	234
Land held for development and sale	5,389	16,587
Investments	856	886
Property, buildings and equipment	146,428	144,578
Less: accumulated depreciation	(40,796)	(39,741)

Total assets	$227,814	$212,748

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(See Accountants' Review Report)
(in thousands)
(Continued)

	February 29,
	2004	August 31,
	(unaudited)	2003
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,451	$2,110
Accrued ad valorem taxes	391	1,519
Current portion of notes payable	3,321	3,321
Accrued expenses	768	988
Deferred income taxes	1,601	1,680
Due to profit sharing	-	350
Other current liabilities	723	754

Total current liabilities	9,255	10,722

Deferred revenue	5	91
Notes payable	49,443	54,127
Deferred income taxes	10,122	9,668
Deferred retirement benefits	411	120
Other non-current liability	17,098	9,609
Donation payable	1,513	2,229

Total liabilities	87,847	86,566

Stockholders' equity:

Common stock	7,229	7,116
Additional paid in cpaital	6,451	3,074
Accumulated other comprehensive income	2,747	961
Retained earnings	123,540	115,031

Total stockholders; equity	139,967	126,182

Total liabilities and stockholders' equity	$227,814	$212,748

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Review Report)
(in thousands)

		Six months ended
	February 29,	February 28,
	2004	2003

Cash flows from operating activities:

Net cash provided by operating activities	$ 9,097	$ 6,652

Cash flows from (used for) investing activities:

Purchases of property and equipment	(4,068)	(4,720)
Proceeds from sale of real estate	18,809	705
Proceeds from sales of property and equipment	670	359
Purchases of marketable securities	(14,031)	(1,767)
Proceeds from sales of marketable securities	3,938	2,626
Note receivable collections	28	45

Net cash used for investing activities	5,346	(2,752)

Cash flows used for financing activities:

Repayment of bank loan	(17,899)	(16,763)
Proceeds from bank loan	13,215	17,513
Proceeds from exercising stock options	1,727	453
Dividends paid	(4,284)	(2,483)

Net cash provided by (used for) financing activities	(7,241)	(1,280)

Net increase (decrease) in cash and cash investments	$ 7,202	$ 2,620

Cash and cash investments:
At beginning of year	$ 16,352	$ 10,140

At end of period	$ 23,554	$ 12,760

Non cash investing activities:

Issuance of mortgage notes	9,805	68

Fair value adjustments to securities available for sale
net of tax effects	1,785	(352)

Reclassification of breeding herd to property and equipment	599	700

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

The cost and estimated fair values of marketable securities available for sale at February 29, 2004 and August 31, 2003 were as follows:

	February 29, 2004			August 31, 2003

		Net	Estimated		Net	Estimated
		Unrealized	Fair		Unrealized	Fair
Equity securities:	Cost	gain (loss)	Value	Cost	gain (loss)	Value

Preferred stocks	$ 1,963	$ 114	$ 2,077	$ 2,504	$ 20	$ 2,524
Common stocks	4,303	358	4,661	1,893	(85)	1,808
Mutual funds*	21,138	2,946	24,084	10,181	1,801	11,982

Total equity securities 27,404		3,418	30,822	14,578	1,736	16,314

Debt securities

Municipal bonds	3,321	74	3,395	515	28	543
Mutual funds	3,536	98	3,634	8,435	(188)	8,247
Fixed maturity funds	1,967	(9)	1,958	11,146	(31)	11,115
Corporate bonds	11,906	35	11,941	2,762	(161)	2,601

Total debt securities	20,730	198	20,928	22,858	(352)	22,506

Marketable securities
available for sale	$ 48,134	$ 3,616	$ 51,750	$ 37,436	$ 1,384	$ 38,820

4. Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at February 29, 2004 and August 31, 2003 are as follows:

	February 29,
	2004	August 31,
	(unaudited)	2003

Mortgage notes receivable on retail land sales	$ 301	$ 235
Mortgage notes receivable on bulk land sales	12,215	2,420
Other notes receivable	90	113

Total mortgage and notes receivable	12,606	2,768
Lee current portion	12,311	2,534

Non-current portion	$ 295	$ 234

5. Inventories:

A summary of the Company's inventories is shown below:

	February 29,
	2004	August 31,
	(unaudited)	2003

Unharvested fruit crop on trees	7,320	8,135
Unharvested sugarcane	3,264	5,159
Beef cattle	8,061	7,892
Sod	765	659

Total inventories	$ 19,410	$ 21,845

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. The Company classifies these contracts as fair value hedges. The contracts are recorded at fair market value, with any resulting gains and losses added to the cost of cattle sold. At February 29,
2004, the Company had 85 contracts with combined fair market value of $191.

6. Income taxes:

The provision for income taxes for the three and six months ended February 29, 2004 and February 28, 2003 is summarized as follows:

	Three months ended		Six months ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003

Current:
Federal income tax	$ 5,949	$ 248	$ 6,230	$ 303
State income tax	635	23	665	32
	6,584	271	6,895	335

Deferred:
Federal income tax	978	19	720	42
State income tax	105	-	77	4
	1,083	19	797	46

Total provision for income taxes	$ 7,667	$ 290	$ 7,692	$ 381

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

	Six months ended,
	February 29,	February 28,
Components of net pension cost	2004	2003
Service cost, net of participant contributions	$ 113	$ 256
Interest cost	139	117
Expected return on plan assets	(156)	(139)
Prior service cost amortization	1	1

Net pension cost for defined benefit plan	$ 97	$ 235
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

Maturities of the indebtedness of the Company over the next five years are as follows: 2004- $3,321; 2005- $37,059; 2006- $3,312;
2007- $1,315; 2008- $1,318; and $6,439 thereafter.

Interest cost expensed and capitalized during the six months ended February 29, 2004 and February 28, 2003 was as follows:

	2004	2003

Interest expense	979	1,024
Interest capitalized	129	123

Total interest cost	1,108	1,147

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS
Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.1 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because it is probable that a challenge will be made and possible that it may be successful, Management has provided for the contingency.

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

The following table presents information for each of the Company's operating segments as of and for the six months ended February 29, 2004:

					Consolidated
	Citrus	Sugarcane	Ranch	Other*	Total
Revenue	$ 9,893	$ 8,206	$ 4,424	$ 23,606	$ 46,129
Costs and expenses	10,287	6,543	3,611	5,203	25,644

Segment profit (loss)	(394)	1,663	813	18,403	20,485

Depreciation and amortization	1,186	1,150	714	192	3,242

Segment assets	$52,144	$49,814	$22,883	$ 102,973	$ 227,814

The following table presents information for each of the Company's operating segments as of and for the six months ended February 28, 2003:

					Consolidated
	Citrus	Sugarcane	Ranch	Other*	Total
Revenue	$ 11,395	$ 7,960	$ 3,263	$ 3,090	$ 25,708
Costs and expenses	10,985	6,286	3,238	3,770	24,279

Segment profit (loss)	410	1,674	25	(680)	1,429

Depreciation and amortization	1,179	1,215	766	240	3,400

Segment assets	$ 52,676	$ 48,013	$ 24,934	$ 65,014	$ 190,637
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

			Weighed
		Weighted	average
		average	remaining
		exercise	contractual
	Options	price	life (in years)

Balance outstanding,
August 31, 2001	84,080	$ 14.62	9

Granted	69,598	15.68
Exercised	35,831	15.53

Balance outstanding,
August 31, 2002	117,847	15.20	7

Granted	67,280	15.68
Exercised	35,726	15.53

Balance outstanding,
August 31, 2003	149,401	15.34	9

Granted	119,462	15.34
Exercised	113,187	$15.57

Balance outstanding,
February 29, 2004	155,676	$17.58	9

On February 29, 2004, there were 155,676 shares exercisable and 292,894 shares available for grant.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the
Company’s net income would have changed to the proforma amounts indicated below:

Six months ended
	Feb. 29, 2004	Feb. 28, 2003
Net income as reported	$ 12,793	$ 1,048
Proforma net income	$ 12,852	$ 1,045
Basic earnings per share as reported	$ 1.79	$ 0.15
Proforma basic earnings per share	$ 1.79	$ 0.15

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
Management also expects gross profits from sugarcane to decline as the Company's current crop is expected to be smaller in fiscal
2004 than in fiscal 2003.  Gross profits from the Company's cattle operations are expected to increase due to reduced beef supplies creating favorable market conditions for beef and an increase in the number of cattle sold.
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
This was primarily due to an increase in income from real estate sales for the six months ended February 29, 2004 when compared to the six months ended February 28, 2003 ($19.5 million vs. $0.6 million during the first six months of fiscal 2004 and 2003, respectively).

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

Citrus

The citrus division reported a profit of $506 thousand for the second quarter of fiscal 2004, vs. a profit of $369 thousand for the second quarter of fiscal 2003. The Citrus division recorded a loss of $394 thousand for the first six months of fiscal 2004, compared to
$410 thousand profit during the first six months of fiscal 2003. The current year’s Florida orange crop has been forecasted to be the largest on record. As of February 29, 2004, it appears that the projection will be significantly correct. Accordingly, citrus prices have
declined ($4.21 vs. $4.83 average price per box at February 29, 2004 and February 28, 2003, respectively).   In light of this, the
Company recorded a valuation allowance of $722 thousand against the unharvested fruit crop during the first quarter of fiscal 2004.

Sugarcane

Sugarcane earnings were $1.2 million for both the second quarter of fiscal 2004 and 2003. Sugarcane earnings were $1.7 million for the six months ending February 29, 2004 and the six months ended February 28, 2003.

Ranching

Ranch earnings during the second quarter of fiscal 2004 approximated those of the second quarter of prior year ($89 thousand vs. $121 thousand for the second quarter of fiscal 2004 and 2003, respectively). For the first six months of fiscal 2004, ranch earnings have increased when compared to the same period a year ago ($813 thousand vs. $25 thousand for the six months ended February 29, 2004 and February 28,
2003 respectively). Cattle prices have averaged significantly higher during fiscal 2004 than in fiscal 2003 ($.93 vs. $.69 per pound for the first six months of fiscal 2004 and 2003,  respectively), and is the primary cause of the increase.

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

Disclosure of Contractual Obligations
_____________________________________

Contractual obligations of the Company are outlined below:

February 29, 2004
(in thousands)

		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$ 52,764	$ 3,321	$ 40,371	$ 2,633	$ 6,439
Leases (Operating & capital)	-	-	-	-	-
Purchase obligations (donation)	2,236	723	1,513	-	-
Other long-term liabilities	27,636	109	17,306	80	10,141

Total	82,636	4,153	59,190	2,713	16,580

August 31, 2003
(in thousands)

		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$57,448	$3,321	$39,576	$4,633	$9,918
Leases (Operating & capital)	-	-	-	-	-
Purchase obligations (donation)	2,983	754	1,459	770	-
Other long-term liabilities	19,488	-	9,820	180	9,488
Total	79,919	4,075	50,855	5,583	19,406

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

ITEM 6. Exhibits and reports on Form 8-K.

(a) Exhibits:
Exhibit 11. Computation of Weighted Average Shares Outstanding at November 30, 2003.
Exhibit 31.1 Rule 13a-14(a) certifications.
Exhibit 31.2 Rule 13a-14(a) certifications.
Exhibit 32.1 Section 1350 certifications.
Exhibit 32.1 Section 1350 certifications.
Exhibit 99. Accountant's Review Report.

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
January 3, 2005                            W. Bernard Lester
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
Date                                      Vice President
                                          Chief Financial Officer
                                          (Signature)

                        /s/ Patrick W. Murphy
January 3, 2005                            Patrick W. Murphy
Date                                      Controller
                                          (Signature)