Form 10-Q/A
period 2004-05-31
ALICO INC
filed 2005-01-06
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004.
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

Explanatory note

This Amendment on Form 10-Q/A constitutes Amendment No. 2 to the Quarterly Report on Form 10-Q for the nine months ended May 31, 2004 which was previously filed with the Securities and Exchange Commission (the "SEC") on July 14, 2004 and amended
July 26, 2004. This report is amended for changes to the footnotes to the financial statements and the disclosures set forth in Management's Discussion and Analysis.

This Amendment amends the footnotes to the financial statements and
Management's discussion and analysis portions of the Quarterly Report as specified above and does not reflect events occurring after the original filing date of the Quarterly Report on July 14, 2004.
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003

Revenue:
Citrus	$9,686	$9,247	$19,579	$20,641
Sugarcane	3,459	4,977	11,665	12,937
Ranch	4,650	3,086	9,074	6,350
Rock & sand royalties	1,036	392	2,600	1,472
Oil lease & land rentals	259	155	952	690
Forest products	168	94	342	222
Retail land sales	90	36	285	153

Operating revenue	19,348	17,987	44,497	42,465

Cost of sales:
Citrus production, harvesting & marketing	8,081	7,385	18,368	18,371
Sugarcane production, harvesting and hauling	2,932	3,476	9,475	9,762
Ranch	4,045	2,658	7,656	5,897
Retail land sales	61	33	191	131

Total costs of sales	15,119	13,552	35,690	34,161

Gross profit	4,229	4,435	8,807	8,304

General & administrative expenses	1,243	1,403	5,337	4,050

Income (loss) from operations	2,986	3,032	3,470	4,254

Other income (expenses):
Profit on sales of real estate, net	824	141	20,296	695
Interest & investment income	748	229	2,002	750
Interest expense	(406)	(518)	(1,385)	(1,542)
Other	(173)	63	81	219

Total other income, net	993	(85)	20,994	122

Income before income taxes	3,979	2,947	24,464	4,376
Provision for income taxes	1,639	882	9,331	1,263

Net income	$2,340	$2,065	$15,133	$3,113

Weighted-average number of shares outstanding	7,263	7,110	7,195	7,105

Per share amounts:
Basic	$0.32	$0.29	$2.10	$0.44
Fully diluted	$0.32	$0.28	$2.07	$0.43
Dividends	$-	$-	$0.60	$0.35

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(See Accountants' Review Report)

		May 31,
		2004	August 31,
		(unaudited)	2003
	ASSETS

Current assets:
Cash and cash investments		$21,028	$16,352
Marketable securities		54,447	38,820
Accounts receivable		10,373	9,680
Mortgages and notes receivable		12,314	2,534
Inventories		16,073	21,845
Other current assets		351	973

Total current assets		114,586	90,204

Other assets:

Mortgages and note receivable		646	234
Land held for development and sale		5,418	16,587
Investments		856	886

Total other assets		6,920	17,707

Property, buildings and equipment		147,822	144,578
Less: accumulated depreciation		(42,256)	(39,741)

Net property, buildings and equipment		105,566	104,837

Total assets		$227,072	$212,748

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(See Accountants' Review Report)

	May 31,
	2004	August 31,
	(unaudited)	2003
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,413	$2,110
Accrued ad valorem taxes	984	1,519
Current portion of notes payable	3,320	3,321
Accrued expenses	1,060	988
Income taxes payable	702	-
Deferred income taxes	1,321	1,680
Due to profit sharing	-	350
Other current liabilities	743	754

Total current liabilities	9,543	10,722

Deferred revenue	29	91
Notes payable	45,516	54,127
Deferred income taxes	10,895	9,668
Deferred retirement benefits	578	120
Other non-current liability	16,717	9,609
Donation payable	1,514	2,229

Total liabilities	84,792	86,566

Stockholders' equity:

Common stock	7,272	7,116
Additional paid in cpaital	7,154	3,074
Accumulated other comprehensive income	1,974	961
Retained earnings	125,880	115,031

Total stockholders' equity	142,280	126,182

Total liabilities and stockholders' equity	$227,072	$212,748

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended May 31,
	2004	2003

Cash flows from operating activities:

Net cash provided by operating activities	$12,447	$10,746

Cash flows from investing activities:

Purchases of property and equipment	(5,829)	(5,647)
Proceeds from sale of real estate	20,327	822
Proceeds from sales of property and equipment	1,650	740
Purchases of marketable securities	(17,964)	(2,524)
Proceeds from sales of marketable securities	4,170	3,512
Note receivable collections	299	56

Net cash provided by (used for) investing activities	2,653	(3,041)

Cash flows from financing activities:

Repayment of bank loan	(26,062)	(26,290)
Proceeds from bank loan	17,450	25,274
Proceeds from exercising stock options	2,473	454
Dividends paid	(4,285)	(2,483)

Net cash used for financing activities	(10,424)	(3,045)

Net increase in cash and cash investments	$4,676	$4,660

Cash and cash investments:
At beginning of year	$16,352	$10,140

At end of period	$21,028	$14,800

Non cash investing activities:

Issuance of mortgage notes	10,491	-

Fair value adjustments to securities available for sale
net of tax effects	1,013	1,126

Reclassification of breeding herd to property and equipment	599	700

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands except for per share data)

1. Basis of financial statement presentation:
The accompanying condensed consolidated financial statements include the accounts of Alico, Inc.(Alico; the Company) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag) Alico-Agri, Ltd. (Alico-Agri), and Agri-Insurance Company, Ltd. (Agri), after elimination of all significant intercompany balances and transactions.

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

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Current:
Federal income tax	$ 2,001	$ 478	$ 8,231	$ 781
State income tax	214	52	879	84
	2,215	530	9,110	865

Deferred:
Federal income tax	(520)	317	200	359
State income tax	(56)	35	21	39
	(576)	352	221	398

Total provision for income taxes	$ 1,639	$ 882	$ 9,331	$ 1,263

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

Interest cost expensed and capitalized during the periods presented was as follows:

	Three Months ended May 31,		Nine Months ended May 31,
	2004	2003	2004	2003
Interest expensed	$ 406	$ 518	$ 1,385	$ 1,542
Interest capitalized	70	68	199	191

Total interest cost	$ 476	$ 586	$ 1,584	$ 1,733

9. Other non-current liability:

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditionalcommercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather.  Alico's goal included not only prefunding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came underscrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $16.7 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because it is probable that a challenge will be made and possible that it may be successful, Managementhas provided for the contingency.

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
	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Citrus:
Revenue	$ 9,686	$ 9,246	$ 19,579	$ 20,641
Cost and expenses	8,081	7,386	18,368	18,371

Segment profit	1,605	1,860	1,211	2,270

Depreciation and
amortization	583	582	1,769	1,761

Segment assets			53,358	53,939

Sugarcane:
Revenue	3,459	4,977	11,665	12,937
Cost and expenses	2,932	3,476	9,475	9,762

Segment profit	527	1,501	2,190	3,175

Depreciation and
amortization	534	602	1,684	1,817

Segment assets			50,049	48,163

Ranching:
Revenue	4,650	3,087	9,074	6,350
Cost and expenses	4,045	2,659	7,656	5,897

Segment profit	605	428	1,418	453

Depreciation and
amortization	357	386	1,071	1,152

Segment assets			20,654	23,728

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003

Other*
Revenue	$ 2,952	$ 1,111	$ 26,558	$ 4,201
Cost and expenses	1,710	1,953	6,913	5,723

Segment profit (loss)	1,242	(842)	19,645	(1,522)

Depreciation and
amortization	115	121	307	361

Segment assets			103,011	68,407

Total
Revenue	20,747	18,421	66,876	44,129
Cost and expenses	16,768	15,474	42,412	39,753

Segment profit	$ 3,979	$ 2,947	24,464	4,376

Depreciation and
amortization	1,589	1,691	4,831	5,091

Segment assets			$ 227,072	$ 194,237

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income would have changed to the proforma amounts indicated below:

Three months ended May 31,			Nine months ended May 31,
	2004	2003	2004	2003

Net income as reported	$2,340	$2,065	$15,133	$3,113

Add: Stock based employee compensation
expense included in reported net income
net of related tax effects	-	131	1,100	393

Deduct: Total stock based employee compensation
determined under the Black Scholes Model for
all awards net of related tax effects	-	(132)	(1,063)	(395)

Proforma net income	$2,340	$2,064	$15,170	$3,111

Basic earnings per share reported	$0.32	$0.29	$2.10	$0.44
Proforma basic earnings per share	$0.32	$0.29	$2.11	$0.44

Fully diluted earnings per share reported	$0.32	$0.28	$2.07	$0.43
Proforma fully diluted earnings per share	$0.32	$0.28	$2.08	$0.43

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Options	price	Life (in years)

Balance outstanding,
August 31, 2002	117,847	$ 15.20	10

Granted	67,280	15.68
Exercised	35,726	15.53

Balance outstanding,
August 31, 2003	149,401	15.34	9

Granted	119,462	18.42
Exercised	156,135	14.83

Balance outstanding,
May 31, 2004	112,728	$ 17.66	9

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

Management expects continued profitability from agricultural operations in fiscal 2004. The outlook is for gross profits from citrus operations to decline due to a large crop forecast for the industry as a whole and substantial carryover inventories for the industry. Management also expects gross profits from sugarcane to decline as the Company's current crop is expected to be smaller in fiscal 2004 than in fiscal 2003.  Gross profits from the Company's cattle operations are expected to increase due to reduced beef supplies creating favorable market conditions for beef and an increase in the number of cattle sold.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments that provide for revolving credit of up to $54.0 million, of which $17.9 million was available for the Company’s general use at May 31, 2004 (see Note 8 to condensed consolidated financial statements).

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the nine months ended May 31, 2004 increased by $12.0 million when compared to the first nine months of the prior year. This was primarily due to an increase in income from real estate sales for the nine months ended May 31, 2004 when compared to the nine months ended May 31, 2003 ($20.3 million vs. $0.7 million before tax during the first nine months of fiscal 2004 and 2003, respectively).

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

Citrus

The citrus division reported a profit of $1.6 million for the third quarter of fiscal 2004, vs. a profit of $1.9 million for the third quarter of fiscal 2003. The Citrus division recorded a profit of $1.2 million for the first nine months of fiscal 2004, compared to $2.3 million during the first nine months of fiscal 2003. The current year’s Florida orange crop is the largest on record and, as a result, citrus prices have declined ($4.83 vs. $5.38 per box average in fiscal 2004 and 2003, respectively).

Sugarcane

Sugarcane earnings were $527 thousand for the third quarter of fiscal 2004 as compared to $1.5 million for the third quarter of fiscal 2003. Sugarcane earnings were $2.2 million for the nine months ending May 31, 2004 and $3.2 million for the nine months ended May 31, 2003. Less tons were harvested during the current year (465,000 vs. 522,000 standard tons in fiscal 2004 and 2003, respectively).

Ranching

Ranch earnings during the third quarter of fiscal 2004 were slightly higher than those of the third quarter of prior year ($605 thousand vs. $428 thousand for the third quarter of fiscal 2004 and 2003, respectively). For the first nine months of fiscal 2004, ranch earnings have increased when compared to the same period a year ago ($1.4 million vs. $453 thousand for the nine months ended May 31, 2004 and May 31, 2003 respectively). Cattle prices have averaged significantly higher during fiscal 2004 than in fiscal 2003, and is the primary cause for the increase ($.93 vs. $.69 per pound in fiscal 2004 and 2003, respectively).  Additionally, more cattle have been sold in the first nine months of fiscal 2004 (9,992 head) than in the comparable period in fiscal 2003 (7,801 head).   More animals of the age and size required by meat packers were available for sale in fiscal 2004 than in 2003 because of the timing of placements into western feedlots.
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

Disclosure of Contractual Obligations
_____________________________________

Contractual obligations of the Company are outlined below:
	May 31, 2004
			(in thousands)

		Less than	1-3	3-5	5+
Contractual obligations	Total	1 year	years	years	years

Long-term debt	$ 48,836	$ 3,320	$ 36,761	$ 2,633	$ 6,122
Leases (Operating & capital)	0	0	0	0	0
Purchase obligations (donation)	2,257	743	1,514	0	0
Other long-term liabilities	28,219	134	16,924	80	11,081

TOTAL	79,312	4,197	55,199	2,713	17,203

	August 31, 2003
			(in thousands)

		Less than	1-3	3-5	5+
Contractual obligations	Total	1 year	years	years	years

Long-term debt	57,448	3,321	39,576	4,633	9,918
Leases (Operating & capital)	0	0	0	0	0
Purchase obligations (donation)	2,983	754	1,459	770	0
Other long-term liabilities	19,488	0	9,820	180	9,488

TOTAL	$ 79,919	$ 4,075	$ 50,855	$ 5,583	$ 19,406

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

No changes since registrant’s disclosure of this item in its last annual report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2004 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORM 10-Q
PART II. OTHER INFORMATION

ITEMS 1-5 have been omitted, as there are no items to report during this interim period.

ITEM 6. Exhibits and reports on Form 8-K.

a) Exhibits:

Exhibit 3.1 Corporate By-laws
Exhibit 10.1. Fruit Marketing Contract with Ben Hill Griffin Inc.
Exhibit 10.2 Agreement for Purchase and sale and subsequent amendments.
Exhibit 11. Computation of Earnings per share May 31, 2004.
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) certification.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

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
December 7, 2004                 W. Bernard Lester
Date                        President
                        Chief Executive Officer
                        (Signature)

                        /S/ L. CRAIG SIMMONS
December 7, 2004                 L. Craig Simmons
Date                       Vice President
                        Chief Financial Officer
                        (Signature)

                        /S/ PATRICK W. MURPHY
December 7, 2004                Patrick W. Murphy
Date                       Controller
                        (Signature)