Form 10-Q
period 2004-11-30
ALICO INC
filed 2005-01-10
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended November 30, 2004.

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

Yes X         No

There were 7,316,357 shares of common stock, par value $1.00 per share, outstanding at January 10, 2004.

29
1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended November 30,
	2004	2003

Revenue:
Citrus	$879	$1,354
Sugarcane	2,453	2,591
Ranch	2,135	3,344
Rock & sand royalties	880	765
Oil lease & land rentals	476	289
Plants and trees	628	82
Retail land sales	187	14

Operating revenue	7,638	8,439

Cost of sales:
Citrus production, harvesting & marketing	483	2,254
Sugarcane production, harvesting and hauling	2,079	2,107
Ranch	1,902	2,620
Plants and trees	555	-
Retail land sales	102	16

Total costs of sales	5,121	6,997

Gross profit	2,517	1,442

General & administrative expenses	1,734	1,409

Income from operations	783	33

Other income (expenses):
Interest & investment income	1,264	450
Interest expense	(508)	(488)
Other	(32)	79

Total other income, net	724	41

Income before income taxes	1,507	74
Provision for income taxes	542	25

Net income	$965	$49

2

Weighted-average number of shares outstanding	7,312	7,140

Per share amounts:
Basic	$0.13	$0.01
Fully diluted	$0.13	$0.01
Dividends	$-	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

29
3

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,
	2004	August 31,
	(unaudited)	2004
ASSETS

Current assets:
Cash and cash investments	$11,483	$24,299
Marketable securities	66,563	55,570
Accounts receivable	6,224	9,118
Mortgages and notes receivable	10,026	9,983
Inventories	22,576	20,772
Land held for development and sale	4,426	5,501
Prepaid expenses	1,109	682

Total current assets	122,407	125,925

Mortgages and note receivable	736	662
Land held for development and sale	1,117	-
Investments	742	1,069
Cash surrender value of life insurance	5,032	4,900
Property, buildings and equipment	155,122	147,756
Less: accumulated depreciation	(43,193)	(42,070)

Total assets	$241,963	$238,242

See accompanying Notes to Condensed Consolidated Financial Statements.

4

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,
	2004	August 31,
	(unaudited)	2004
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,371	$1,743
Current portion of notes payable	3,315	3,319
Accrued expenses	1,843	2,746
Income taxes payable	1,204	753
Deferred income taxes	681	376
Due to profit sharing	-	434
Donation payable	786	765

Total current liabilities	9,200	10,136

Deferred revenue	88	266
Notes payable	50,046	48,266
Deferred income taxes	11,546	11,445
Deferred retirement benefits	4,549	4,464
Other non-current liability	16,954	16,954
Donation payable	1,513	1,513

Total liabilities	93,896	93,044

Stockholders' equity:

Common stock	7,314	7,309
Additional paid in cpaital	7,901	7,800
Accumulated other comprehensive income	3,327	1,529
Retained earnings	129,525	128,560

Total stockholders; equity	148,067	145,198

Total liabilities and stockholders' equity	$241,963	$238,242

See accompanying Notes to Condensed Consolidated Financial Statements.

5

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

Three months ended November 30,
	2004	2003

Increase (Decrease) in Cash and Cash Investments:
Cash flows from operating activities:

Net cash provided by operating activities	$1,274	$2,448

Cash flows from investing activities:

Purchases of property and equipment	(7,314)	(2,343)
Proceeds from sales of property and equipment	203	143
Purchases of marketable securities	(10,698)	(5,690)
Proceeds from sales of marketable securities	1,770	999
Other	67	(95)

Net cash used for investing activities	(15,972)	(6,986)

Cash flows from financing activities:

Repayment of bank loan	(4,313)	(8,561)
Proceeds from bank loan	6,089	7,710
Proceeds from exercising stock options	106	566
Dividends paid	-	(4,285)

Net cash provided by (used for) financing activities	1,882	(4,570)

Net decrease in cash and cash investments	$(12,816)	$(9,108)

Cash and cash investments:
At beginning of year	$24,299	$16,352

At end of period	$11,483	$7,244

See accompanying Notes to Condensed Consolidated Financial Statements.

29
6

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)

1. Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, LLC and Alico Plant World, LLC after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2004. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 2004 and the consolidated results of operations and cash flows for the three months ended November 30, 2004 and 2003.

The basic business of the Company is agriculture which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $31thousand in 2004 and $174 thousand in 2003. Due to market conditions for citrus, the Company recorded a valuation allowance of ($722) thousand for its unharvested fruit crop on trees at November 30, 2003.

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

29
7

3.	Marketable Securities Available for Sale:

The Company has classified 100% of investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Unrealized gains and losses determined to be temporary, are recorded net of related deferred taxes as other comprehensive income until realized. Unrealized losses determined to be other than temporary are recognized in the period the determination is made.

The cost and estimated fair value of marketable securities available for sale at November 30, 2004 and August 31, 2004 were as follows:

	November 30, 2004 (Unaudited)				August 31, 2004
			(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$ 1,363	$ 80	$ (1)	$ 1,442	$ 1,513	$ 82	$ (3)	$ 1,592
Common stocks	6,386	793	(388)	6,791	6,307	494	(535)	6,266
Mutual funds	23,042	4,365	(284)	27,123	22,418	2,579	(434)	24,563

Total equity securities	30,791	5,238	(673)	35,356	30,238	3,155	(972)	32,421

Debt securities

Municipal bonds	9,742	64	(15)	9,791	3,225	74	(10)	3,289
Mutual funds	4,674	84	(53)	4,705	3,628	81	(78)	3,631
Fixed maturity funds	2,933	-	(15)	2,918	2,581	-	(29)	2,552
Corporate bonds	14,081	32	(320)	13,793	13,726	30	(79)	13,677

Total debt securities	31,430	180	(403)	31,207	23,160	185	(196)	23,149

Marketable securities
available for sale	$62,221	$5,418	$ (1,076)	$ 66,563	$ 53,398	$ 3,340	$ (1,168)	$ 55,570

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 30, 2004:

29
8

November 30, 2004 (unaudited)

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Preferred stocks	$ 49	$ 1	$ -	$ -	$ 49	$ 1
Common stocks	2,306	251	380	137	2,686	388
Equity mutual funds	543	24	2,518	260	3,061	284
Municipal bonds	815	15	-	-	815	15
Debt mutual funds	1,722	36	295	17	2,017	53
Fixed maturity funds	192	2	1,166	13	1,358	15
Corporate bonds	11,232	244	1,824	76	13,056	320
Total	$ 16,859	$ 573	$ 6,183	$ 503	$ 23,042	$ 1,076

Equity securities and funds. The unrealized losses on preferred and common stocks and equity based mutual funds were primarily due to market price movements. At November 30, 2004, the Company held loss positions in 33 different stocks and 13 separate mutual equity funds. The Company evaluated the prospects of each issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of November 30, 2004.

Debt instruments and funds. The unrealized losses on municipal bonds, debt mutual funds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At November 30, 2004 the Company held loss positions in 8 municipal bonds, 17 debt based mutual funds, 16 fixed security funds, consisting mostly of certificate of deposits, and 26 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other-than temporary impairment based on evaluations of available evidence as of November 30, 2004.

29
9

4. Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances at November 30, 2004 and August 31, 2004 were as follows:

	November 30,
	2004	August 31,
	(unaudited)	2004

Mortgage notes receivable on retail land sales	$ 382	$ 265
Mortgage notes receivable on bulk land sales	10,370	10,290
Other notes receivable	10	90

Total mortgage and notes receivable	10,762	10,645
Lee current portion	10,026	9,983

Non-current portion	$ 736	$ 662

5. Inventories:

A summary of the Company's inventories is shown below:

	November 30,
	2004	August 31,
	(unaudited)	2004

Unharvested fruit crop on trees	$10,051	$7,712
Unharvested sugarcane	4,738	5,124
Beef cattle	6,679	7,172
Sod	854	764
Plants	254	-

Total inventories	$22,576	$20,772

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. At November 30, 2004 and August 31, 2004, the Company had no open positions in cattle futures.

29
10

6. Income taxes:

The provision for income taxes for the quarters ended November 30, 2004 and 2003 is summarized as follows:

	Three months ended November 30,
	(unaudited)
	2004	2003

Current:
Federal income tax	$433	$281
State income tax	46	30
	479	311

Deferred:
Federal income tax	57	(258)
State income tax	6	(28)
	63	(286)

Total provision for income taxes	$542	$25

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any adjustments resulting from the examination will be currently due and payable. No adjustments have been proposed to date.  A revenue agent has issued a report challenging Agri's tax exempt status for the years examined, however, the report did not quantify the adjustment proposed.  Quantification of the adjustment is expected when the IRS concludes its audits of Alico.  No adjustments have been proposed to date for Alico.  The Revenue Agent's report regarding Alico could be issued within the current fiscal year.  See also footnote 9 to condensed consolidated financial statements.

7.	Employee Benefit plans

The Company has a profit sharing plan covering substantially all employees. The plan was established inder Internal Revenue Code section 401(k). No contributions were made during the first three months of fiscal 2005 or 2004, respectively. Contributions are made annually to the profit sharing plan and were $434 thousand and $350 thousand for the years ended August 31, 2004 and 2003, respectively.

Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning the plan are as follows:

11

	Three months ended November 30,
Components of net pension cost	2004	2003
Service cost, net of participant contributions	$ 36	$ 5
Interest cost	70	69
Expected return on plan assets	(132)	(84)
Prior service cost amortization	0	1

Net pension cost for defined benefit plan	$(26)	$(9)

The net benefit obligation was computed using a discount rate of 6.25%. No employer contributions were made to the plan for the first three months of fiscal 2005 and 2004.

8. Indebtedness:

A summary of the Company's notes payable is provided in the following table:

November 30, 2004
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$20,345	$5,655	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	6,000	-	5.80%	Unsecured
e) Mortgage note payable	11,822	-	6.68%	Real estate
f) Other	194	-	7.00%	Real estate
Total	$53,361	$8,655

a)	Line of credit with commercial bank, due in full January 2006. Interest due quarterly.
b)	Line of credit with commercial lender, renews annually. Subject to review June 2005. Interest due quarterly.
c)	Working capital loan with commercial bank due on demand. Interest due quarterly.
d)	5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly.
e)	First mortgage on 7,680 acres of sugarcane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

29
12

Maturities of the Company's debt is as follows:

2004
Due within 1 year	$3,315
Due between 1 and 2 years	38,657
Due between 2 and 3 years	3,315
Due between 3 and 4 years	1,318
Due between 4 and 5 years	1,267
Due beyond five years	5,489
Total	$53,361

Interest cost expensed and capitalized during the three months ended November 30, 2004 and 2003 was as follows:

	Three months ended November 30,
	(unaudited)
	2004	2003

Interest expense	508	488
Interest capitalized	51	66

Total interest cost	559	554

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

13

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section, came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because a challenge has been made and there is a possibility that the challenge may be successful, Management has provided for the contingency.

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any adjustments resulting from the examination will be currently due and payable. No adjustments have been proposed to date.  A revenue agent has issued a report challenging Agri's tax exempt status for the years examined, however, the report did not quantify the adjustment proposed.  Quantification of the adjustment is expected when the IRS concludes its audits of Alico.  No adjustments have been proposed to date for Alico.  The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

10. Dividends:

The Company's Board of Directors, at its meeting on October 8, 2004, voted to defer its annual dividend until a special committee of the board, consisting of all the independent directors, has completed its consideration of any restructuring proposal from Atlantic Blue Trust, Inc., a Florida corporation that owns 3,493,777 shares of the Company's common stock.

11. Disclosures about reportable segments:

Alico, Inc. has three reportable segments: citrus, sugarcane, and ranching.  The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's most recent annual report. Alico, Inc. evaluates performance based on profit or loss from operations before income taxes.  Alico, Inc.'s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

14

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2004:

					Consolidated
	Citrus	Sugarcane	Ranch	Other	Total
Revenue	$879	$2,453	$2,135	$3,435	$8,902
Costs and expenses	508	2,079	1,902	2,906	7,395

Segment profit (loss)	371	374	233	529	1,507

Depreciation and amortization	619	527	375	184	1,705

Segment assets	$54,205	$50,743	$22,002	$115,013	$241,963

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2003:

					Consolidated
	Citrus	Sugarcane	Ranch	Other	Total
Revenue	$1,354	$2,591	$3,344	$1,630	$8,919
Costs and expenses	2,254	2,107	2,620	1,864	8,845

Segment profit (loss)	(900)	484	724	(234)	74

Depreciation and amortization	603	535	356	81	1,575

Segment assets	$52,972	$50,164	$23,630	$79,692	$206,458

12. Stock Option Plan

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant. The strike price cannot be less than 50% of the market price.

15

On November 30, 2004, there were 70,626 shares exercisable and 292,844 shares available for grant.

			Weighed
		Weighted	average
		average	remaining
		exercise	contractual
	Options	price	life (in years	)
Balance outstanding,
August 31, 2003	149,401	15.34	8

Granted	119,462	18.18
Exercised	193,237	16.33

Balance outstanding,
August 31, 2004	75,626	17.29	9

Granted	-
Exercised	5,000	21.17

Balance outstanding,
November 30, 2004	70,626	17.02	9

16

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have changed to the proforma amounts indicated below (in thousands):

	Three months ended November 30,
	2004	2003

Net income as reported	$965	$49

Add: Total stock-based employee compensation expense
included in reported net income for all
awards, net of related tax effects	-	128

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of related tax effects	-	(120)

Pro forma net income	$965	$58

Earnings per share:

Basic - as reported	$0.13	$0.01

Basic - pro forma	$0.13	$0.01

Diluted - as reported	$0.13	$0.01

Diluted - pro forma	$0.13	$0.01

29
17

13. Future Application of Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard No. 123 "Share-Based Payment" (SFAS 123R). SFAS 123R requires Companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first reporting period beginning after June 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 "Inventory Costs—an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. .." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for the first reporting period beginning after June 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

29
18

ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Cautionary Statement
____________________

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $113.2 million at November 30, 2004, down from $115.8 million at August 31, 2004. As of November 30, 2004, the Company had cash and cash investments of $11.5 million compared to $24.3 million at August 31, 2004. Marketable securities increased to $66.6 million from $55.6 million during the same period. The ratio of current assets to current liabilities increased to 13.30 to 1 at November 30, 2004 up from 12.42 to 1 at August 31, 2004. Total assets increased by $3.8 million to $242.0 million at November 30, 2004, compared to $238.2 million at August 31, 2004.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. The sale of a Lee County parcel is expected to close by August 2005, which would provide approximately $6.3 million cash at closing.  It was originally thought that, depending upon the circumstances, another Lee County sale for approximately $7.5 million cash at closing could also occur by the end of fiscal 2005. However, that prospect now seems less than likely.  In connection with a real estate sale in fiscal 2003, the Company received $10.0 million from a mortgage, which matured during December 2004.

Management also expects continued profitability from the Company's agricultural operations in fiscal 2005; however, it is expected to be lower than in fiscal 2004.  The expected decrease is primarily due to government imposed quotas limiting the amount of sugarcane the Company can deliver to processors and lower sugarcane prices.

In addition, the Company has credit commitments which provide for revolving credit of up to $54.0 million, of which $8.7 million was available for the Company's general use at November 30, 2004 (see Note 8 to condensed consolidated financial statements).

In August 2004 Atlantic Blue Trust, Inc., the Company’s largest stockholder, requested that the Company consider a restructuring of the Company. While Atlantic Blue Trust did not propose the specific terms of a transaction, Atlantic Blue Trust discussed with the Company's Board of Directors the advisability of combining Atlantic Blue Trusts’ cattle ranch, citrus operations and other acreage with Alico's business in an effort to both lower costs and improve joint operations with Alico remaining a public company. To facilitate such a possible restructuring, Atlantic Blue Trust urged consideration of (a) paying a special cash dividend to all Alico stockholders; and (b) merging Atlantic Blue Trust with Alico or one of its subsidiaries with shareholders of Atlantic Blue Trust receiving shares of Alico common stock in the merger. The Company has established a special committee comprised of all of the independent directors to analyze the possible restructuring. The special committee has retained outside financial and legal advisors to assist with this analysis. Alico directors affiliated with Atlantic Blue Trust or employed by Alico have not participated and will not participate in the evaluation of a possible restructuring. As of this date no formal proposal has been made by Atlantic Blue Trust.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three months ending November 30, 2004 increased by $916 thousand when compared to the first quarter of the prior year. This was primarily due to an increase in income from operations.

Income from operations increased to $783 thousand for the first quarter of fiscal 2005 from $33 thousand for the first quarter of fiscal 2004. The increase was primarily due to an increase in income from agricultural operations ($1.1 million vs. $0.4 million before tax  for the first three months of fiscal 2005 and 2004, respectively).  The increase in agricultural operations was primarily due to improved market prices for citrus (see Citrus section below for impact of increased prices on the Company’s net sales).

29
19

Citrus

The Citrus division recorded a profit of $0.4 million for the first quarter of fiscal 2005, compared to a ($0.9 million) loss during the first quarter of fiscal 2004. Florida’s orange crop last year was the largest on record, causing depressed citrus prices in fiscal 2004.  The Company recorded a valuation allowance of $722 thousand for its unharvested fruit crop on trees at November 30, 2003, which was charged to citrus operations during the first quarter of fiscal 2004.  A series of three hurricanes struck Florida during August and September of 2004.  These hurricanes caused damage to much of Florida's citrus crop.  As a result, the Company wrote its crop inventory down $.4 million. The amount was charged to fiscal 2004 operations.

Also as a result of the crop damages caused by the hurricanes, citrus prices have improved considerably ($7.71 average per box for the first quarter of fiscal 2005, vs. $3.52 average per box for the first quarter of fiscal 2004). The improvement in revenue per box has been largely impacted by the substantial increase in the sales value of grapefruit. This variety of citrus product is typically harvested early in the season. While management expects the revenue per box improvement to continue, the relative magnitude of the increase is not expected to be as great as the harvest progresses and later varieties of oranges are sold.

Sugarcane

Sugarcane earnings were $0.4 million for the first quarter of fiscal 2005, compared to $0.5 million during the first quarter of fiscal 2004. More acres were harvested during the first quarter of fiscal 2005 than the first quarter of fiscal 2004 (3,472 vs. 2,904 acres harvested for the first quarter of fiscal 2005 and 2004, respectively), however, reduced per acre yields (29.8 vs. 35.7 standard tons per acre for the first quarter of fiscal 2005 and 2004, respectively) and lower prices for sugarcane ($22.89 vs. $23.58 per standard ton for the first quarter of fiscal 2005 and 2004, respectively) combined to cause the profit decline.  Yields per acre are expected to improve as additional sugarcane is harvested in the current fiscal year, however, the total number of tons that can be harvested is limited by government imposed quotas.

Ranching

Ranch earnings decreased during the first quarter of 2005 when compared to the same period a year ago ($0.2 million vs. $0.7 million for the three months ended November 30, 2004 and 2003, respectively). The number of cattle sold also decreased during the first quarter of fiscal 2005 compared to the same period in 2004 (2,398 vs. 3,395 for the first quarter of fiscal 2005 and 2004, respectively).  Less animals of the age and size desired by meat packers were available during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to the timing of sales in the fourth quarter of fiscal 2004 and the timing of new calf placements into the feedlots.

29
20

General Corporate

The Company is continuing its marketing and permitting activities for its land that surrounds Florida Gulf Coast University in Lee County, Florida. There are sales agreements in place totaling $138.4 million. The agreements are at various stages in the due diligence process with closing dates expected over the next two fiscal years. The agreements are subject to various contingencies and there is no assurance that they will close.

The Company formed Agri-Insurance Company, Ltd. (Agri), a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. The coverages currently underwritten by Agri will indemnify its insureds for the loss of the revenue stream resulting from a catastrophic event. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004, and in August 2002, Agri began insuring the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs. Due to Agri's limited operating history, it would be difficult to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods. Since the coverages that have been written are primarily for the benefit of Alico, the financial substance of this venture is to insure risk that is inherent in the Company's existing operations.

Agri wrote an insurance policy for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock in 2004. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand.

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

The Company received an unsolicited letter from National Land Partners, LLC expressing the desire to discuss a potential acquisition of Alico by National Land. The Company’s Board of Directors referred the National Land letter to the special committee.  On December 16, 2004, the special committee along with representatives of Atlantic Blue Trust met with representatives of National Land Partners, LLC.  At the conclusion of that meeting, such representatives of Atlantic Blue Trust and its stockholders advised National Land Partners and the Special Committee that neither Atlantic Blue Trust nor any of the holders of Atlantic Blue Trust's stock would be interested in selling the Alico shares held by Atlantic Blue Trust or supporting a sale transaction at the price offered by National Land Partners or even at a substantially higher price. National Land Partners has acknowledged that it will not proceed with a transaction to acquire Alico without the support of Atlantic Blue Trust and its stockholders.

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

29
21

Off Balance Sheet Arrangements

The Company, through Agri, supplies catastrophic business interruption coverage for Tri-County Grove, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand. In August and September 2004, a series of hurricanes struck southwest Florida. Due to the extensive damages incurred throughout the state, an assessment of damages has not yet been completed.  Agri has accrued a $100 thousand reserve for the claim.  Total potential exposure under the policy for this claim is $900 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Disclosure of Contractual Obligations

Contractual obligations of the Company are outlined below:

November 30, 2004
(in thousands)

		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$53,361	$3,315	$41,972	$2,585	$5,489
Leases (Operating & capital)	-	-	-	-	-
Purchase obligations (donation)	2,299	786	1,513	-	-
Other long-term liabilities	33,049	455	17,864	910	13,820

Total	$88,709	$4,556	$61,349	$3,495	$19,309

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

22

Alico records inventory at the lower of cost or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, together with combined experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $31 thousand during fiscal 2005 and $174 thousand in fiscal 2004.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge, however, because a challenge has been made and there is a possibility that the challenge may be successful, Management has provided for the contingency.

23

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any adjustments resulting from the examination will be currently due and payable. No adjustments have been proposed to date.  A revenue agent has issued a report challenging Agri's tax exempt status for the years examined, however, the report did not quantify the adjustment proposed.  Quantification of the adjustment is expected when the IRS concludes its audits of Alico.  No adjustments have been proposed to date for Alico.  The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

No changes since the Company’s disclosure of this item on its last annual report on
Form 10-K filed for the fiscal year ended August 31, 2004.

24

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

Changes in internal controls

Subsequent to the date of the last evaluation of the Company's internal control by the Chief Executive and Chief Financial officers, there was no change in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect the
Company's internal control over financial reporting.
 FORM 10-Q

29
25

PART II. OTHER INFORMATION

ITEMS 1-5 have been omitted as there are no items to report during this interim period.

ITEM 6. Exhibits and reports on Form 8-K.

(a) Exhibits:

Exhibit 11. Computation of Weighted Average Shares Outstanding at
November 30, 2004.
Exhibit 31.1 Rule 13a-14(a) certification.
Exhibit 31.2 Rule 13a-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

January 9,2005
W. Bernard Lester
President
Chief Executive Officer
(Signature)

January 9,2005
L. Craig Simmons
Vice President
Chief Financial Officer
(Signature)

January 9,2005
Patrick W. Murphy
Controller
(Signature)