Form 10-Q
period 2005-02-28
ALICO INC
filed 2005-04-11
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended February 28, 2005

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

Yes X No

There were 7,316,357 shares of common stock, par value $1.00 per share, outstanding at March 29, 2005.

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands except per share data)

	Three months ended		Six months ended
	Feb.28,	Feb. 28,	Feb. 28,	Feb. 28,
	2005	2004	2005	2004

Revenue:
Citrus	$9,586	$8,539	$10,465	$9,893
Sugarcane	5,286	5,615	7,739	8,206
Ranch	2,184	1,080	4,319	4,424
Rock & sand royalties	847	799	1,727	1,564
Oil lease & land rentals	432	404	908	693
Plants and trees	953	92	1,581	174
Retail land sales	110	181	297	195

Operating revenue	19,398	16,710	27,036	25,149

Cost of sales:
Citrus production, harvesting & marketing	8,734	8,033	9,217	10,287
Sugarcane production, harvesting and hauling	5,258	4,436	7,337	6,543
Ranch	1,709	991	3,611	3,611
Plants and trees	844	-	1,399	-
Retail land sales	39	114	141	130

Total costs of sales	16,584	13,574	21,705	20,571

Gross profit	2,814	3,136	5,331	4,578

General & administrative expenses	3,717	2,685	5,451	4,094

Income (loss) from operations	(903)	451	(120)	484

Other income (expenses):
Profit on sales of real estate, net	-	19,472	-	19,472
Interest & investment income	1,305	804	2,569	1,254
Interest expense	(560)	(491)	(1,068)	(979)
Other	44	175	12	254

Total other income, net	789	19,960	1,513	20,001

Income (loss) before income taxes	(114)	20,411	1,393	20,485
Provision for income taxes	(103)	7,667	439	7,692

Net income (loss)	$(11)	$12,744	$954	$12,793

Weighted-average number of shares outstanding	7,316	7,180	7,314	7,161

Per share amounts:
Basic	$(0.00)	$1.77	$0.13	$1.79
Fully diluted	$(0.00)	$1.74	$0.13	$1.75
Dividends	$-	$-	$-	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

- -
2

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2005	August 31,
	(unaudited)	2004
ASSETS

Current assets:
Cash and cash investments	$12,638	$24,299
Marketable securities	77,126	55,570
Accounts receivable	9,866	9,118
Mortgages and notes receivable	31	9,983
Inventories	18,752	20,772
Land held for development and sale	5,432	5,501
Prepaid expenses	2,408	682

Total current assets	126,253	125,925

Other assets:

Mortgages and note receivable	708	662
Land held for development and sale	213	-
Cash surrender value of life insurance	5,058	4,900
Investments	738	1,069

Total other assets	6,717	6,631

Property, buildings and equipment	154,173	147,756
Less: accumulated depreciation	(42,625)	(42,070)

Net property, buildings and equipment	111,548	105,686

Total assets	$244,518	$238,242

See accompanying Notes to Condensed Consolidated Financial Statements.

- -
3

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2005	August 31,
	(unaudited)	2004
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,590	$1,743
Accrued ad valorem taxes	753	1,678
Current portion of notes payable	6,311	3,319
Accrued expenses	926	1,068
Income taxes payable	-	753
Deferred income taxes	925	376
Due to profit sharing	-	434
Current portion of donation payable	747	765

Total current liabilities	12,252	10,136

Deferred revenue	5	266
Notes payable	50,447	48,266
Deferred income taxes	11,517	11,445
Deferred retirement benefits	4,549	4,464
Other non-current liability	16,954	16,954
Donation payable	771	1,513

Total liabilities	96,495	93,044

Stockholders' equity:

Common stock	7,316	7,309
Additional paid in capital	7,941	7,800
Accumulated other comprehensive income	3,252	1,529
Retained earnings	129,514	128,560

Total stockholders' equity	148,023	145,198

Total liabilities and stockholders' equity	$244,518	$238,242

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	Feb. 28,	Feb. 29,
	2005	2004

Cash flows from operating activities:

Net cash provided by operating activities	$383	$9,097

Cash flows from investing activities:

Purchases of property and equipment	(9,587)	(4,068)
Proceeds from sale of real estate	102	18,809
Proceeds from sales of property and equipment	570	670
Purchases of marketable securities	(22,733)	(14,031)
Proceeds from sales of marketable securities	4,181	3,938
Note receivable collections	10,102	28

Net cash (used for) provided by investing activities	(17,365)	5,346

Cash flows from financing activities:

Repayment of bank loan	(7,917)	(17,899)
Proceeds from bank loan	13,090	13,215
Proceeds from exercising stock options	148	1,727
Dividends paid	-	(4,284)

Net cash provided by (used for) financing activities	5,321	(7,241)

Net (decrease) increase in cash and cash investments	(11,661)	7,202

Cash and cash investments:
At beginning of year	24,299	16,352

At end of period	$12,638	$23,554

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized
Cash paid for income taxes, including related interest

Non cash investing activities:
Issuance of mortgage notes	$194	$9,805
Fair value adjustments to securities available for sale
net of tax effects	$1,723	$1,785
Reclassification of breeding herd to property and equipment	$562	$599

See accompanying Notes to Condensed Consolidated Financial Statements.

- -
5

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2004. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 2005 and the consolidated results of operations and cash flows for the three and six month periods ended February 28, 2005 and February 29, 2004.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $31 thousand in 2005 and $187 thousand in 2004.

The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2004 have been reclassified to conform to the 2005 presentation.

2. Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria is met including whether the profit is determinable, collectibility of the sales price is reasonably assured and the earnings process is complete.

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

The cost and estimated fair values of marketable securities available for sale at February 28, 2005 and August 31, 2004 were as follows:

	February 28, 2005				August 31, 2004
(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$1,414	$77	$(6)	$1,485	$1,513	$82	$(3)	$1,592
Common stocks	6,562	996	(356)	7,202	6,307	494	(535)	6,266
Mutual funds	23,669	4,038	(283)	27,424	22,418	2,579	(434)	24,563

Total equity securities	31,645	5,111	(645)	36,111	30,238	3,155	(972)	32,421

Debt securities

Municipal bonds	19,584	35	(20)	19,599	3,225	74	(10)	3,289
Mutual funds	3,935	118	(57)	3,996	3,628	81	(78)	3,631
Fixed maturity funds	2,649	-	(28)	2,621	2,581	-	(29)	2,552
Corporate bonds	15,156	27	(384)	14,799	13,726	30	(79)	13,677

Total debt securities	41,324	180	(489)	41,015	23,160	185	(196)	23,149

Marketable securities
available for sale	$72,969	$5,291	$(1,134)	$77,126	$53,398	$3,340	$(1,168)	$55,570

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 28, 2005.

February 28, 2005 (unaudited)

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Preferred stocks	$ 245	$ 6	$ -	$ -	$ 245	$ 6
Common stocks	1,919	192	572	164	2,491	356
Equity mutual funds	613	17	3,421	266	4,034	283
Municipal bonds	943	20	-	-	943	20
Debt mutual funds	1,417	21	768	36	2,185	57
Fixed maturity funds	283	5	953	23	1,236	28
Corporate bonds	10,102	280	3,736	104	13,838	384
Total	$ 15,522	$ 541	$ 9,450	$ 593	$ 24,972	$ 1,134

Equity securities and funds. The unrealized losses on preferred and common stocks and equity based mutual funds were primarily due to market price movements. At February 28, 2005, the Company held loss positions in 49 different stocks and 17 separate equity mutual funds. The Company evaluated the prospects of each issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of February 28, 2005.

Debt instruments and funds. The unrealized losses on municipal bonds, debt mutual funds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At February 28, 2005 the Company held loss positions in 10 municipal bonds, 16 debt based mutual funds, 13 fixed security funds, consisting mostly of certificate of deposits, and 33 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of February 28, 2005.

4.    Mortgage and notes receivable:
Mortgage and notes receivable arose from real estate sales. The balances are as follows:

	February 28,
	2005	August 31,
	(unaudited)	2004

Mortgage notes receivable on retail land sales	$ 363	$ 265
Mortgage notes receivable on bulk land sales	366	10,290
Other notes receivable	10	90

Total mortgage and notes receivable	739	10,645
Lee current portion	31	9,983

Non-current portion	$ 708	$ 662

5. Inventories:

A summary of the Company's inventories is shown below:
	February 28,
	2005	August 31,
	(unaudited)	2004

Unharvested fruit crop on trees	$7,647	$7,712
Unharvested sugarcane 2,528		5,124
Beef cattle	7,400	7,172
Sod	915	764
Plants	262	-

Total inventories	$18,752	$20,772

The Company's unharvested sugarcane and cattle are partially uninsured.

Subject to prevailing market conditions, the Company may hedge a portion of its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices. Any gains or losses anticipated under these agreements were deferred, with the cost of the related cattle being adjusted when the contracts are settled. At February 28, 2005 and August 31, 2004, the Company had no open positions in cattle futures.

6. Income taxes:

The provision for income taxes  for the three and six months ended February 28, 2005 and February 29, 2004 is summarized as follows:

	Three months ended		Six months ended
	(unaudited)		(unaudited)
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004

Current:
Federal income tax	$(19)	$5,949	$414	$6,230
State income tax	(2)	635	44	665
	(21)	6,584	458	6,895

Deferred:
Federal income tax	(74)	978	(17)	720
State income tax	(8)	105	(2)	77
	(82)	1,083	(19)	797

Total provision for income taxes	$(103)	$7,667	$439	$7,692

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent has issued a report challenging Agri's tax-exempt status for the years examined, however, the report did not quantify the adjustment or the assessment proposed. Agri has responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year. See also footnote 9 to the condensed consolidated financial statements.

Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increaseing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax exempt entity.

7. Employee Benefit Plans:

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code section 401(k). No contributions were made during the first six months of fiscal 2005 or 2004. Contributions are made annually to the profit sharing plan and were $434 thousand and $350 thousand for the years ended August 31, 2004 and 2003, respectively.

Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning the plan are as follows:

	Three months ended		Six months ended
	(unaudited)		(unaudited)
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
Components of net pension cost	$36	$108	$72	$113
Service cost, net of participant contributions	70	70	140	139
Interest cost	(66)	(72)	(198)	(156)
Expected return on plan assets	0	0	0	1
Prior service cost amortization

Net pension cost for defined benefit plan	$40	$106	$14	$97
The net benefit obligation was computed using a discount rate of 6.25%. No employer contributions were made to the plan for the first six months of fiscal 2005 or 2004.

8. Indebtedness:

A summary of the Company's notes payable  is provided in the following table:

February 28, 2005 (unaudited)
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$26,000	$-	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	62	2,938	Libor +1%	Unsecured
d) Term note	4,000	-	5.80%	Unsecured
e) Mortgage note payable	11,505	-	6.68%	Real estate
f) Other	191	-	7.00%	Real estate
Total	$56,758	$2,938

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

Management represents that the Company has the intent and ability to refinance its revolving lines of credit on a long-term basis. This representation is supported by historical actions of management, the Company, and its lenders. Accordingly, certain short- term debt has been classified as long-term in the accompanying Condensed Consolidated Balance Sheets.

Maturities of the Company's debt is as follows:
(unaudited)

Due within 1 year	$6,311
Due between 1 and 2 years	41,374
Due between 2 and 3 years	1,315
Due between 3 and 4 years	1,318
Due between 4 and 5 years	1,267
Due beyond five years	5,173
Total	$56,758

	Three months ended		Six months ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	(unaudited)		(unaudited)
	2005	2004	2005	2004

Interest expense	$560	$491	$1,068	$979
Interest capitalized	53	78	104	129

Total interest cost	$613	$569	$1,172	$1,108

9. Other non-current liability:

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico's goal included not only to prefund its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if Agri is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners. Alico primarily utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri.

Alico capitalized Agri by contributing real estate located in Lee County, Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section, came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge.  However, because a challenge has been made and there is a possibility that the challenge may be successful, management has provided for the contingency.

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examination will be currently due and payable. No assessments have been proposed to date. A revenue agent has issued a report challenging Agri's tax exempt status for the years examined, however, the report did not quantify the adjustment or the assessment proposed. Agri has responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

10. Dividends:

The Company's Board of Directors, at its meeting on October 8, 2004, voted to defer its annual dividend until a special committee of the board, consisting of all the independent directors, has completed its consideration of any restructuring proposal from Atlantic Blue Trust, Inc., a Florida corporation that owns 3,493,777 shares of the Company's common stock.  Subsequently, Atlantic Blue Trust, Inc. has withdrawn its proposal.

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

The following table presents information for each of the Company's operating segments as of and for the three month and six months ended February 28, 2005 and February 29, 2004:

- -
14

	Three months ended		Six months ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
Citrus
Revenue	$9,586	$8,539	$10,465	$9,893
Costs and expenses	8,734	8,033	9,217	10,287

Segment profit (loss)	852	506	1,248	(394)

Depreciation	596	583	1,215	1,186

Segment assets			53,728	52,144

Sugarcane
Revenue	5,286	5,615	7,739	8,206
Costs and expenses	5,258	4,436	7,337	6,543

Segment profit	28	1,179	402	1,663

Depreciation	550	615	1,077	1,150

Segment assets			49,397	49,814

Ranching
Revenue	2,184	1,080	4,319	4,424
Costs and expenses	1,709	991	3,611	3,611

Segment profit	475	89	708	813

Depreciation	378	358	753	714

Segment assets			20,862	22,883

Other
Revenue	3,659	21,976	7,094	23,606
Costs and expenses	5,128	3,339	8,059	5,203

Segment profit (loss)	(1,469)	18,637	(965)	18,403

Depreciation	$242	$111	426	192

Segment assets			$120,531	$102,973

Three months ended		Six months ended
Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
2005	2004	2005	2004

Total
Revenue	$20,715	$37,210	$29,617	$46,129
Costs and expenses	20,829	16,799	28,224	25,644

Segment profit (loss)	(114)	20,411	1,393	20,485

Depreciation	$1,766	$1,667	3,471	3,242

Segment assets			$244,518	$227,814

- -
16

12. Stock Option Plan:

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

On February 28, 2005, there were 68,626 shares exercisable and 292,894 shares available for grant.
			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Options	price	life (in years)
Balance outstanding,
August 31, 2003	149,401	$15.34	8

Granted	119,462	18.18
Exercised	193,237	16.33

Balance outstanding,
August 31, 2004	75,626	17.29	9

Granted	-
Exercised	7,000	21.17

Balance outstanding,
February 28, 2005	68,626	$17.06	9

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income would have changed to the proforma amounts indicated below:

	Three months ended		Six months ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004

Net income (loss) as reported	$(11)	$12,744	$954	$12,793

Add: Total stock-based employee compensation expense determined under the intrinsic value based
method for all awards, net of related tax effects	-	971	-	1,099

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all awards, net of related tax
effects	-	(920)	-	(1,040)

Pro forma net income (loss)	$(11)	$12,795	$954	$12,852

Earnings per share:

Basic - as reported	$(0.00)	$1.77	$0.13	$1.79

Basic - pro forma	$(0.00)	$1.79	$0.13	$1.79

Diluted - as reported	$(0.00)	$1.74	$0.13	$1.75

Diluted - pro forma	$(0.00)	$1.76	$0.13	$1.76

13. Other Comprehensive Income

Other comprehensive income (loss), arising from market fluctuations in the Company's securities portfolio, was as follows:

ALICO, INC.
Schedule of Other Comprehensive Income
(unaudited)
(in thousands)

	For the three months ended		For the six months ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb 29.,
	2005	2004	2005	2004
Balance of Other Comprehensive Income
(loss) at beginning of period	$3,327	$1,784	$1,529	$961

Unrealized Security gains (losses)	(235)	1,253	1,878	2,322
Taxes provided for unrealized (gains) losses	160	(290)	(155)	(536)

Net change in Other Comprehensive Income	(75)	963	1,723	1,786

Other Comprehensive Income at end of period	$3,252	$2,747	$3,252	$2,747

14. Future Application of Accounting Standards:

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

- -
19

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $114.0 million at February 28, 2005, down from $115.8 million at August 31, 2004. As of February 28, 2005, the Company had cash and cash investments of $12.6 million compared to $24.3 million at August 31, 2004. Marketable securities increased to $77.1 million from $55.6 million during the same period. The ratio of current assets to current liabilities decreased to 10.30 to 1 at February 28, 2005 from 12.42 to 1 at August 31, 2004. Total assets increased by $6.3 million to $244.5 million at February 28, 2005, compared to $238.2 million at August 31, 2004.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. The sale of a Lee County parcel is expected to close by August 2005, which would provide approximately $6.3 million cash at closing.  Another sale in Lee County is expected to close by August 2007 and would provide approximately $7.6 million cash at closing.  The agreements are subject to various contingencies and there is no assurance that they will close.

In March 2005, the Company entered into a contract to sell approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million. The transaction is scheduled to close in October of 2005. The Company will retain operating rights to the grove until development begins.

Management also expects continued profitability from the Company's agricultural operations in fiscal 2005; however, it is expected to be lower than in fiscal 2004. The expected decrease is primarily due to government imposed quotas limiting the amount of sugarcane the Company can deliver to processors and lower sugarcane prices.

In addition, the Company has credit commitments, which provide for revolving credit of up to $44.0 million, of which $2.9 million was available for the Company's general use at February 28, 2005 (see Note 8 to condensed consolidated financial statements).

As discussed in footnote 9 to the condensed consolidated financial statements, the Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent has issued a report challenging Agri's tax exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri has responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. No adjustments have been proposed to date for Alico. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

On January 31, 2005, Atlantic Blue Trust, Inc., the holder of approximately 48% of the outstanding common stock of Alico, withdrew its request that Alico consider a restructuring of Alico and the advisability of combining Atlantic Blue Trust’s operations with Alico.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the six months ending February 28, 2005 decreased by $11.8 million when compared to the first six months of the prior year. This was primarily due to a decrease in income from bulk real estate sales ($0.0 vs. $19.5 million for the six months ended February 28, 2005 and February 29, 2004).

Income (loss) from operations decreased to ($120 thousand) for the first six months of fiscal 2005 from $484 thousand for the first six months of fiscal 2004. The decrease was primarily due to an increase in general and administrative expenses ($5.5 million vs. $4.1 million before tax for the first six months of fiscal 2005 and 2004, respectively). The increase in general and administrative expenses was primarily related to merger feasibility studies and an ongoing internal control documentation project required by the Sarbanes Oxley Act.

Citrus

The Citrus division recorded a profit of $852 thousand for the second quarter of fiscal 2005, compared to $506 thousand during the second quarter of fiscal 2004. The Citrus division recorded a profit of $1.2 million for the first six months of fiscal 2005 versus a loss of ($400 thousand) during the first six months of fiscal 2004. Florida’s orange crop in fiscal 2004 was the largest on record causing depressed citrus prices. The Company recorded a valuation allowance of $700 thousand, which was charged to citrus operations during the first quarter of fiscal 2004. A series of three hurricanes struck Florida during August and September of 2004. These hurricanes caused damage to much of Florida's citrus crop. As a result, the Company wrote its crop inventory down $408 thousand. The amount was charged to fiscal 2004 operations.

Also as a result of the crop damages caused by the hurricanes, industry citrus prices have improved considerably ($5.43 average per box for the first six months of fiscal 2005, vs. $4.21 average per box for the first six months of fiscal 2004). The improvement in revenue per box is the primary cause of the profitability increase in the Citrus division. Boxes harvested totaled 1.9 million for the six months ended February 28, 2005 vs. 2.3 million for the six months ended February 29, 2004.

Sugarcane

Sugarcane earnings were $28 thousand for the second quarter of fiscal 2005, compared to $1.2 million during the second quarter of fiscal 2004. For the first six months of fiscal 2005, sugarcane earnings were $402 thousand vs. $1.7 million for the first six months of the prior fiscal year. More acres were harvested during the first six months of fiscal 2005 than the first six months of the prior year (8,029 vs. 7,671 acres harvested for the first six months of fiscal 2005 and 2004, respectively); however, less favorable growing conditions and an increase in the cost of fertilizer caused direct production costs per acre to increase ($665 per acre vs. $597 per acre for the first six months of fiscal 2005 and 2004, respectively). Additionally, lower sucrose content has caused per acre yields to decrease (41.39 vs. 43.39 standard tons per acre for the first six months of fiscal 2005 and 2004, respectively). These factors combined, with lower prices for sugarcane ($23.00 vs. $23.57 per standard ton for the second quarter of fiscal 2005 and 2004, respectively), have caused the profit to decline. The total number of tons that can be harvested is limited by government imposed quotas. Alico’s quota in the current year is 412,000 vs. 465,000 standard tons in the prior year.

Ranching

Ranch earnings increased during the second quarter of 2005 when compared to the same period a year ago ($475 thousand vs. $89 thousand for the six months ended February 28, 2005 and February 29, 2004, respectively). For the first six months of fiscal 2005, ranch earnings were slightly lower than for the first six months of the prior year ($708 thousand vs. $813 thousand for the six months ended February 28, 2005 and February 29, 2004, respectively). Total pounds of beef sold was 5.6 million, both for the first six months of fiscal 2005 and for the first six months of fiscal 2004, however, the average price per pound realized declined to $.77 for the first six months of fiscal 2005 from $.79 in fiscal 2004. This price decrease is the primary cause for the earnings decline in fiscal 2005 when compared to the prior year.

- -
22

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

On February 1, 2005, directors Richard C. Ackert, William L. Barton, Larry A. Carter, Stephen M. Mulready and Thomas E. Oakley (the "Independent Directors"), resigned as directors of the board of Alico and expressed that they would not run for re-election at the Company’s next annual meeting of stockholders. The Company issued appropriate press releases and filed current reports on Form 8-K announcing the resignation of these directors and noting the impact of their resignation on the Company's various committees and on the Company's originally scheduled annual meeting.

On February 3, 2005 the Company notified the Listing Qualifications staff of the Nasdaq Stock Market, Inc. (the "Staff") of the resignation of the Independent Directors as disclosed in the Company's Current Report on Form 8-K with an effective filing date of February 3, 2005. The letter to the Staff noted that such resignation resulted in the Company's noncompliance with the majority of the Audit Committee independence rules requirements and also affected other committees.

The Company received a letter from the Staff, dated February 8, 2005, confirming that the Company did not meet the independent director, compensation committee, nomination committee or audit committee requirements for continued listing on The Nasdaq Stock Market under Marketplace Rules 4350(c)(1), 4350(c)(3), 4350(c)(4)(A) and 4350(d)(2), respectively. The cited rules all require, in part, that the referenced Board committees be comprised of a minimum number of independent directors or of a majority of independent directors. The Staff's letter to the Company indicated that the Company's eligibility for continued listing on the Nasdaq Stock Market was being reviewed and requested that the Company provide to the Staff, on or before February 23, 2005, a specific plan and timetable to achieve compliance with the Marketplace Rules. The Staff's letter also asked that the Company address certain concerns raised by the Independent Directors in their resignation letters.

On February 23, 2005, the Company submitted to the Staff a specific plan and timetable to achieve compliance with the cited Marketplace Rules and also addressed the Staff's other questions.

On February 24, 2005, Gregory T. Mutz and Lee Caswell were elected to the Company’s Board of Directors. The appointments were made to insure that a quorum of the Board would be present.

W. Bernard Lester retired as the Company’s Chief Executive Officer on February 28, 2004. The Board of Alico has appointed Mr. John R. Alexander to serve as Acting Chief Executive Officer beginning March 1, 2005. Mr. Alexander will serve until the full Board elected by the Shareholders considers the issue of management succession. Mr. Alexander previously held the office of Chief Executive Officer of the Company between February and June of 2004 when he voluntarily relinquished that position and nominated Mr. Lester to replace him.

The Company formed Agri-Insurance Company, Ltd. (Agri), a wholly owned subsidiary, during July of 2000. The insurance company was initially capitalized by transferring cash and approximately 3,000 acres of the Company’s Lee County property. Through Agri, the Company has been able to underwrite previously uninsurable risk related to catastrophic crop and other losses. The coverages currently underwritten by Agri will indemnify its insureds for the loss of the revenue stream resulting from a catastrophic event. To expedite the creation of the capital liquidity necessary to underwrite the Company's exposure to catastrophic losses, another 5,600 acres were transferred during fiscal 2001. Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004, and in August 2002, Agri began insuring the Alico, Inc., citrus groves. As Agri gains underwriting experience and increases its liquidity, it will be able to increase its insurance programs. Due to Agri's limited operating history, it would be difficult to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods.

Agri wrote an insurance policy for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock in 2004. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

During the second quarter of fiscal 2004, Alico-Agri, completed the sale of 244 acres in Lee County, Florida. The sales price was $30.9 million and resulted in a gain of $19.7 million. The sale generated $20.9 million cash with the remaining $10.0 million held in the form of a mortgage receivable that was collected in December 2004.

In August 2004 Atlantic Blue Trust, Inc., the Company’s largest stockholder, requested that the Company consider a restructuring of the Company. On January 31, 2005, Atlantic Blue Trust, Inc. withdrew its request.

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

In March 2005, the Company entered into a contract to sell approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million. The transaction is scheduled to close in October of 2005. The Company will retain operating rights to the grove until development begins.

Recent Events.

On March 22, 2005, Craig Simmons, the Company’s Chief Financial Officer, submitted his resignation, to be effective April 15, 2005. The Company has promoted its controller Patrick W. Murphy to the position of Chief Financial Officer. Mr. Murphy joined the Company’s accounting department in 1992, served as controller from 1992 - 1999 and has served as the company’ controller since 2002. Mr. Murphy graduated from Florida State University in 1985, and holds a Certified Public Accountant certificate in the State of Florida.  Mr. Murphy was recommended to the Board by Craig Simmons, the departing Chief Financial Officer, by Bernie Lester, the recently retired Chief Executive Officer, and by John Alexander, the Company’s current Chief Executive Officer. The Board of Directors appointed Mr. Murphy to his new position on April 4, 2005, and Mr. Murphy will take over the duties of Chief Financial Officer effective as of April 15, 2005.

The Company has received a letter from Atlantic Blue Trust, Inc. ("ABT"), a 48% shareholder in Alico’s common stock, outlining certain governance standards, practices and procedures which ABT has notified Alico that it intends to follow. The letter, filed with the SEC on March 22, 2005, advised Alico’s Board of Directors that in the interest of providing assurance of its continuing commitment to reasonable and appropriate corporate governance standards ABT is committing through Alico’s 2007 annual meeting:
•	To vote its shares of common stock at Alico's annual shareholder meeting to elect director nominees such that a majority of Alico's Board of Directors is comprised of directors who are "independent" as defined in Nasdaq Rule 4200 and also who are not directors, officers, employees or stockholders of ABT or family members of a director, officer, employee or stockholder of ABT.
•	Not to acquire, through open market or private purchases, more than 55% of Alico's outstanding common stock on a fully diluted basis.

•	Not to engage in any related party transaction with Alico or any of its subsidiaries unless such transaction is approved by a majority of the independent directors on Alico's Board of Directors (or a committee of Alico's Board of Directors comprised entirely of independent directors).

•	To separate the person serving as the Chairman and CEO of Alico and the person serving as the Chairman and CEO of ABT so that the top executive officer at each Company is a different individual.

•	To separate the Directors of Alico and ABT such that no Director serving on the ABT Board will also serve on the Alico Board and that no Director serving on the Alico Board will also serve on the ABT Board.

In accordance with its commitment to the corporate governance standards, ABT held a meeting of its Board of Directors on Monday, March 21, 2004, where John R. Alexander resigned as Chairman and CEO and from the Board of ABT, and Baxter G. Troutman resigned as a Director, both effective immediately. In addition, J. D. Alexander was named as new Chairman and CEO of ABT.

On April 1, 2005, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that the Nasdaq Staff had determined that the Company is not in compliance with the independent director requirements for continued listing set forth in Marketplace Rules 4350(C)(1)(Independent Majority for Boards of Directors), 4350(C)(3)(Independence of Compensation Committee), 4350(C)(4)(A)(Independence of Nominating Committee) and 4350(d)(2)(Independence of Audit Committee), and that these violations raised public policy concerns under marketplace rules 4300 and 4330(a)(3).  The staff letter noted that unless appealed and their determination reversed, Alico's securities will be delisted from the Nasdaq Stock Market. On April 7, 2005, the Company filed a notice of appeal and requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. A hearing request will stay delisting of the Company’s securities pending the Panel’s decision.

On April 4, 2005, the Company’s Directors elected Doctor Gordon Walker, Chairman of the Department of Strategy and Entrepreneurship at the Cox School of Business, Southern Methodist University, to the Board of Directors of Alico as an Independent Director. Also on April 4, 2005, the Company accepted the resignation of Mr. J. D. Alexander as a director of the Company.

On April 6, 2005, the Company’s Directors elected Messrs. Charles Palmer, President and Chief Executive Officer of North American Company, LLP, a diversified holding company headquartered in Broward County, Florida, and Phillip S. Dingle, the immediate past Chairman and Chief Executive Officer of Plan Vista Solutions, Inc. (formerly HealthPlan Services Corporation), headquartered in Tampa, Florida until its recent merger with ProxyMed, Inc. (PILL). to the Board of Directors. Both Mr. Palmer and Mr. Dingle have been determined to be Independent Directors.

As a result of the appointments of these new Independent Directors, the Company was able to reconstitute its Audit Committee and its various other committees requiring the participation of Independent Directors. The Board expects to add at least two more independent directors by the end April, which will result in a full board of 9 members and provide a clear reassurance of Alico’s commitment to having a majority of independent directors and its compliance with applicable regulations relating to board and committee composition. The Company hopes that, as a result of such compliance, the hearing before the Nasdaq Listing Qualifications Panel will become moot.  There can be no assurance, however, that the Staff will determine that the delisting notice has become moot or that the Nasdaq Panel will grant the Company’s appeal, if in fact, the hearing is held.

The Company has issued press releases and filed periodic reports on Form 8-K relating to the foregoing events.

Off Balance Sheet Arrangements
______________________________

The Company, through Agri, supplies catastrophic business interruption coverage for Tri-County Grove, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand. In August and September 2004, a series of hurricanes struck southwest Florida. Due to the extensive damages incurred throughout the state, an assessment of damages has not yet been completed. Agri has accrued a $200 thousand reserve for the claim. Total potential exposure under the policy for this claim is $900 thousand.  As of February 28, 2005 no formal claim has been submitted.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Tabular Disclosure of Contractual Obligations
_____________________________________

Contractual obligations of the Company are outlined below:

February 28, 2005
(in thousands)
		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$56,758	$6,311	$42,689	$2,585	$5,173
Leases (Operating & capital)	-	-	-	-	-
Purchase obligations (donation)	1,518	747	771	-	-
Other long-term liabilities	33,021	455	17,864	910	13,792

Total	$91,297	$7,513	$61,324	$3,495	$18,965

Critical Accounting Policies and Estimates
__________________________________________

The preparation of the Company's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed below.

Alico records inventory at the lower of costs or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that affect the net realizable value.

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

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico’s goal included not only prefunding its potential exposures related to the aforementioned events, but also to attract new underwriting capital if Agri is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.

Alico capitalized Agri by contributing real estate located in Lee County, Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee county real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge. However, because a challenge has been made and there is a possibility that the challenge may be successful, Management has provided for the contingency.

The Internal Revenue Service has begun its examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examination will be currently due and payable. A revenue agent has issued a report challenging Agri's tax exempt status for the years examined, however, the report did not quantify the adjustment or the assessment proposed. Agri has responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. . The Company cannot predict what position the IRS will take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no changes since the Company’s disclosure of this item on its last annual report on Form 10-K filed for the fiscal year ended August 31, 2004.

- -
29

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in internal controls

Subsequent to the date of the last evaluation of the Company's internal controls by the Chief Executive and Chief Financial officers, there was no change in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

- -
30

FORM 10-Q

PART II. OTHER INFORMATION

ITEMS 1-5 have been omitted as there are no items to report during this interim period.

ITEM 6. Exhibits and reports on Form 8-K.

(a) Exhibits:
Exhibit 11. Computation of Earnings per share February 28, 2005.
Exhibit 31.1 Rule 13a-14(a) certification.
Exhibit 31.2 Rule 13a-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

(b) Forms filed on 8-k

Form 8-k filed on December 7, 2004 announcing annual meeting of shareholder date and shareholder proposal cutoff date.
Form 8-k filed on January 19, 2005 announcing fiscal 2005 first quarter earnings.
Form 8-k filed on February 1, 2005 announcing Atlantic Blue Trust merger proposal withdrawal.
Form 8-k filed on February 3, 2005 announcing the resignations of Directors.
Form 8-k filed on February 3, 2005 announcing the postponement of the annual meeting of shareholders
Form 8-k filed on February 10, 2005 regarding delisting notification from NASDAQ and Alico's response.
Form 8-k filed on February 25, 2005 announcing the appointment of new Directors and Chief Executive Officer.
Form 8-k filed on March 7, 2005 announcing Plant World sales volume.
Form 8-k filed on March 8, 2005 announcing the retention of investor relations and communications firms.
Form 8-k filed on March 11, 2005 outlining Director nominating procedures and deadline.
Form 8-k filed on March 22, 2005 outlining Atlantic Blue Trust's governance procedures and commitments.
Form 8-k filed on March 28, 2005 announcing Chief Financial Officer's resignation
Form 8-k filed on March 31, 2005 announcing land sale.
Form 8-k filed on April 8, 2005 announcing the appointment of new Directors and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

April 11, 2005
John R. Alexander
Chairman
Chief Executive Officer
(Signature)

April 11, 2005
L. Craig Simmons
Vice President
Chief Financial Officer
(Signature)

April 11, 2005
Patrick W. Murphy
Controller
(Signature)

- -
31