Form 10-Q
period 2005-05-31
ALICO INC
filed 2005-07-07
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended May 31, 2005
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

There were 7,368,612 shares of common stock, par value $1.00 per share, outstanding at May 31, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands except per share data)

Three months ended			Nine months ended
May 31,			May 31,
	2005	2004	2005	2004

Revenue:
Citrus	$10,246	$9,686	$20,711	$19,579
Sugarcane	1,902	3,459	9,641	11,665
Ranch	4,660	4,650	8,979	9,074
Rock & sand royalties	869	1,036	2,596	2,600
Oil lease & land rentals	345	259	1,253	952
Plants and trees	832	168	2,413	342
Retail land sales	458	90	755	285

Operating revenue	19,312	19,348	46,348	44,497

Cost of sales:
Citrus production, harvesting & marketing	6,622	8,081	15,839	18,368
Sugarcane production, harvesting and hauling	1,763	2,932	9,100	9,475
Ranch	3,558	4,045	7,169	7,656
Plants and trees	551	-	1,950	-
Retail land sales	165	61	306	191

Total costs of sales	12,659	15,119	34,364	35,690

Gross profit	6,653	4,229	11,984	8,807

General & administrative expenses	2,454	1,243	7,905	5,337

Income (loss) from operations	4,199	2,986	4,079	3,470

Other income (expenses):
Profit on sales of real estate, net	31	824	31	20,296
Interest & investment income	169	748	2,738	2,002
Interest expense	(694)	(406)	(1,762)	(1,385)
Other	519	(173)	531	81

Total other income, net	25	993	1,538	20,994

Income (loss) before income taxes	4,224	3,979	5,617	24,464
Provision for income taxes	1,609	1,639	2,048	9,331

Net income (loss)	$2,615	$2,340	$3,569	$15,133

Weighted-average number of shares outstanding	7,327	7,263	7,318	7,195

Per share amounts:
Basic	$0.36	$0.32	$0.49	$2.10
Fully diluted	$0.36	$0.32	$0.49	$2.07
Dividends	$-	$-	$-	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,
	2005	August 31,
	(unaudited)	2004
ASSETS

Current assets:
Cash and cash investments	$12,579	$24,299
Marketable securities	76,961	55,570
Accounts receivable	11,386	9,118
Mortgages and notes receivable	52	9,983
Inventories	18,082	20,772
Land held for development and sale	6,344	5,501
Prepaid expenses	1,970	682

Total current assets	127,374	125,925

Other assets:

Mortgages and note receivable	961	662
Cash surrender value of life insurance	5,062	4,900
Investments	888	1,069

Total other assets	6,911	6,631

Property, buildings and equipment	155,008	147,756
Less: accumulated depreciation	(44,112)	(42,070)

Net property, buildings and equipment	110,896	105,686

Total assets	$245,181	$238,242

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,
	2005	August 31,
	(unaudited)	2004
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,267	$1,743
Accrued ad valorem taxes	1,107	1,678
Current portion of notes payable	3,309	3,319
Accrued expenses	2,231	1,068
Income taxes payable	-	753
Deferred income taxes	1,352	376
Due to profit sharing	-	434
Current portion of donation payable	761	765

Total current liabilities	11,027	10,136

Deferred revenue	-	266
Notes payable	48,281	48,266
Deferred income taxes	12,489	11,445
Deferred retirement benefits	4,578	4,464
Other non-current liability	16,954	16,954
Donation payable	771	1,513

Total liabilities	93,547	93,044

Stockholders' equity:

Common stock	7,369	7,309
Additional paid in capital	9,079	7,800
Accumulated other comprehensive income	2,504	1,529
Retained earnings	132,129	128,560

Total stockholders' equity	151,081	145,198

Total liabilities and stockholders' equity	$245,181	$238,242

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

Nine months ended
May 31,
	2005	2004

Cash flows from operating activities:

Net cash provided by operating activities	$6,602	$12,447

Cash flows from investing activities:

Purchases of property and equipment	(11,633)	(5,829)
Proceeds from sale of real estate	31	20,327
Proceeds from sales of property and equipment	858	1,650
Purchases of marketable securities	(24,815)	(17,964)
Proceeds from sales of marketable securities	5,996	4,170
Note receivable collections	10,212	299

Net cash (used for) provided by investing activities	(19,351)	2,653

Cash flows from financing activities:

Repayment of bank loan	(14,829)	(26,062)
Proceeds from bank loan	14,834	17,450
Proceeds from exercising stock options	1,024	2,473
Dividends paid	-	(4,285)

Net cash provided by (used for) financing activities	1,029	(10,424)

Net (decrease) increase in cash and cash investments	$(11,720)	$4,676

Cash and cash investments:
At beginning of year	$24,299	$16,352

At end of period	$12,579	$21,028

Non cash investing activities:
Issuance of mortgage notes	$580	$10,491

Fair value adjustments to securities available for sale
net of tax effects	$1,528	$1,013

Reclassification of breeding herd to property and equipment	$562	$599

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)

1. Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries (collectively referred to as the "Company"), Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, LLC and Alico Plant World, LLC after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2004. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 2005 and the consolidated results of operations for the three and nine month periods ended May 31, 2005 and 2004, and the consolidated cash flows for the nine month periods ended May 31, 2005 and 2004.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $357 thousand in 2005 and $541 thousand in 2004.

The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2004 have been reclassified to conform to the 2005 presentation.

2. Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria are met including whether the profit is determinable, collectibility of the sales price is reasonably assured and the earnings process is complete.

3. Marketable Securities Available for Sale:

The Company has classified 100% of investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Unrealized gains and losses determined to be temporary are recorded as other comprehensive income, net of related deferred taxes, until realized. Unrealized losses determined to be other than temporary are recognized in the period the determination is made.

The cost and estimated fair values of marketable securities available for sale at May 31, 2005 and August 31, 2004
(in thousands) were as follows:

May 31, 2005					August 31, 2004
(Unaudited)
Gross				Estimated		Gross		Estimated
Unrealized				Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$1,364	$77	$(20)	$1,421	$1,513	$82	$(3)	$1,592
Common stocks	6,504	895	(432)	6,967	6,307	494	(535)	6,266
Mutual funds	22,876	3,634	(126)	26,384	22,418	2,579	(434)	24,563

Total equity securities	30,744	4,606	(578)	34,772	30,238	3,155	(972)	32,421

Debt securities

Municipal bonds	20,681	56	(14)	20,723	3,225	74	(10)	3,289
Mutual funds	4,324	93	(72)	4,345	3,628	81	(78)	3,631
Fixed maturity funds	2,505	-	(34)	2,471	2,581	-	(29)	2,552
Corporate bonds	15,093	32	(475)	14,650	13,726	30	(79)	13,677

Total debt securities	42,603	181	(595)	42,189	23,160	185	(196)	23,149

Marketable securities
available for sale	$73,347	$4,787	$(1,173)	$76,961	$53,398	$3,340	$(1,168)	$55,570

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2005.

May 31, 2005 (unaudited)

Less than 12 months			12 months or greater Total
Fair		Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Preferred stocks	$281	$19	$50	$1	$331	$20
Common stocks	1,251	197	1,208	235	2,459	432
Equity mutual funds	797	27	2,350	99	3,147	126
Municipal bonds	793	7	257	7	1,050	14
Debt mutual funds	1,176	19	1,263	53	2,439	72
Fixed maturity funds	96	1	1,135	33	1,231	34
Corporate bonds	11,552	408	1,878	67	13,430	475
Total	$15,946	$678	$8,141	$495	$24,087	$1,173

Equity securities and funds. The unrealized losses on preferred and common stocks and equity based mutual funds were primarily due to market price movements. At May 31, 2005, the Company held loss positions in 40 different stocks and 18 separate equity mutual funds. The Company evaluated the prospects of each issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of May 31, 2005.

During the quarter ended May 31, 2005, equity investments with a combined cost basis of $1.1 million were determined to be other than temporarily impaired. An adjustment of $267 thousand was made to the cost basis of the securities and was recognized as a reduction in interest and investment income.

Debt instruments and funds. The unrealized losses on municipal bonds, debt mutual funds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At May 31, 2005 the Company held loss positions in 10 municipal bonds, 15 debt based mutual funds, 13 fixed security funds, consisting mostly of certificates of deposit, and 29 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of May 31, 2005.

4.    Mortgage and notes receivable:

Mortgage and notes receivable arose primarily from real estate sales. The balances (in thousands) are as follows:
May 31,
	2005	August 31,
	(unaudited)	2004

Mortgage notes receivable on retail land sales	$619	$265
Mortgage notes receivable on bulk land sales	366	10,290
Other notes receivable	28	90

Total mortgage and notes receivable	1,013	10,645
Lee current portion	52	9,983

Non-current portion	$961	$662
5. Inventories:

A summary of the Company's inventories is shown below:

May 31,
	2005	August 31,
	(unaudited)	2004

Unharvested fruit crop on trees	$7,556	$7,712
Unharvested sugarcane	3,483	5,124
Beef cattle	5,554	7,172
Sod	915	764
Plants	574	-

Total inventories	$18,082	$20,772

The Company's unharvested sugarcane and cattle are partially uninsured.

The Company was informed on May 25, 2005, by the Florida Department of Agriculture and Consumer Services that citrus canker was confirmed in Alico’s Lake Reedy grove located in Polk County, Florida. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In order to eradicate the disease, infected and exposed trees within 1900 feet of the canker find must be removed and destroyed in accordance with Florida law. Approximately 150 acres of the 250 acres of citrus trees in the Company’s Lake Reedy Grove have been destroyed. A write-off of $80 thousand consisting of the book value of the trees and fruit inventory costs was taken in May of 2005. The trees were insured, and insurance proceeds are expected to exceed the amount of the write-off.

During June 2005, tissue from an animal from Texas, identified as suspicious in November 2004, retested as positive for bovine spongiform encephalopathy (BSE a/k/a “Mad Cow Disease”). This has caused some foreign countries to ban beef imports from the United States. The incident appears to be isolated and the Company has no reason to believe its beef herd is subject to any risk from this disease.

6. Income taxes:

The provision for income taxes for the three and nine months ended May 31, 2005 and 2004 is summarized as follows:

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
May 31,			May 31,
	2005	2004	2005	2004

Current:
Federal income tax	$595	$2,001	$1,009	$8,231
State income tax	64	214	108	879
	659	2,215	1,117	9,110

Deferred:
Federal income tax	858	(520)	841	200
State income tax	92	(56)	90	21
	950	(576)	931	221

Total provision for income taxes	$1,609	$1,639	$2,048	$9,331

In October 2003, the Internal Revenue Service began an examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year. See footnote 9 to the condensed consolidated financial statements.

Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax-exempt entity.

7. Employee Benefit Plans:

Profit Sharing Plan. The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code section 401(k). No contributions were made during the first nine months of fiscal 2005 or 2004. Contributions are made annually to the profit sharing plan and were $434 thousand for the year ended August 31, 2004.

Defined Benefit Plan. Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning the plan are as follows:

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
	May 31,		May 31,
	2005	2004	2005	2004
Components of net pension cost
Service cost, net of participant contributions	$36	$35	$108	$148
Interest cost	69	70	209	209
Expected return on plan assets	(3)	39	(201)	(117)
Prior service cost amortization	0	1	0	2

Net pension cost for defined benefit plan	$102	$145	$116	$242

The net benefit obligation was computed using a discount rate of 6.25%. No employer contributions were made to the plan for the first nine months of fiscal 2005 or 2004.

8. Indebtedness

A summary of the Company's notes payable is provided in the following tables:

May 31, 2005
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$21,214	$4,786	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	4,000	-	5.80%	Unsecured
e) Mortgage note payable	11,189	-	6.68%	Real estate
f) Other	187	-	7.00%	Real estate
Total	$51,590	$7,786

August 31, 2004
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$18,248	$7,752	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	6,000	-	5.80%	Unsecured
e) Mortgage note payable	12,139	-	6.68%	Real estate
f) Other	198	-	7.00%	Real estate
Total	$51,585	$10,752

Management represents that the Company has the intent and ability to refinance its revolving line of credit on a long-term basis. This representation is supported by the historical actions of
Management, the Company, and its lenders. Accordingly, certain debt has been classified as long-term in the accompanying Condensed Consolidated Balance Sheets.

a) Line of credit with commercial bank, due in full January 2006. Interest due quarterly.
b) Line of credit with commercial lender, renews annually. Subject to renewal in July 2006.
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

The Libor rate was 3.11% at May 31, 2005.

Maturities of the Company's debt is as follows:
Due within 1 year	$3,309
Due between 1 and 2 years	39,525
Due between 2 and 3 years	1,315
Due between 3 and 4 years	1,318
Due between 4 and 5 years	1,267
Due beyond five years	4,856
Total	$51,590

Interest costs expensed and capitalized was as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	(unaudited)		(unaudited)
	2005	2004	2005	2004

Interest expense	694	406	1,762	1,385
Interest capitalized	53	70	157	199

Total interest cost	747	476	1,919	1,584

9. Other non-current liability:

In June of 2000, Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in response to the lack of available insurance, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events typically include citrus canker, crop diseases, livestock related maladies and weather. Alico's hoped to prefund its potential exposures related to the referenced events and also to attract new underwriting capital if Agri is successful in profitably underwriting Alico’s own potential risks, as well as similar risks of its historic business partners. Alico utilized its inventory of land and additional contributed capital to bolster the underwriting capacity of Agri.

Alico capitalized Agri by contributing real estate located in Lee County, Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book and tax differences.

Since receiving the favorable IRS determination letter, certain transactions entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In response and to provided for the possibility of an IRS challenge, Management has recorded a contingent liability of $17.0 million for income taxes. Management’s decision was in part influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge.  However, because a challenge has been made and there is a possibility that the challenge may be successful, Management has provided for the contingency.

In October 2003, the Internal Revenue Service began an examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

10. Dividends:

At its meeting on June 10, 2005 the Board of Directors declared a special dividend of $1.00 per share payable to stockholders of record as of June 30, 2005, with payment expected on or around July 15, 2005. Additionally, the Company announced that the Board had authorized the payment of regular quarterly dividends beginning with the end of the Company’s fourth quarter on August 31, 2005. The first such dividend in the amount of $0.25 will be paid to shareholders of record as of September 30, 2005 with payment expected on or around October 15, 2005. Both dividends will be recorded in the fourth quarter of fiscal 2005.

11. Disclosures about reportable segments:

Alico has three reportable segments: citrus, sugarcane, and ranching. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

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

The following table presents information for each of the Company's operating segments as of and for the three month and nine months ended May 31, 2005 and 2004:

	Three months ended		Nine months ended
	May 31,		May 31,
	2005	2004	2005	2004
Citrus
Revenue	10,246	9,686	20,711	19,579
Costs and expenses	6,622	8,081	15,839	18,368

Segment profit	3,624	1,605	4,872	1,211

Depreciation	611	583	1,826	1,769

Segment assets			55,212	53,358

	Three months ended		Nine months ended
	May 31,		May 31,
	2005	2004	2005	2004
Sugarcane
Revenue	1,902	3,459	9,641	11,665
Costs and expenses	1,763	2,932	9,100	9,475

Segment profit	139	527	541	2,190

Depreciation	499	534	1,576	1,684

Segment assets			50,191	50,049

Ranching
Revenue	4,660	4,650	8,979	9,074
Costs and expenses	3,558	4,045	7,169	7,656

Segment profit	1,102	605	1,810	1,418

Depreciation	375	357	1,128	1,071

Segment assets			20,885	20,654

Other
Revenue	3,223	2,952	10,317	26,558
Costs and expenses	3,864	1,710	11,923	6,913

Segment profit (loss)	(641)	1,242	(1,606)	19,645

Depreciation	250	115	676	307

Segment assets			118,893	103,011

Total
Revenue	20,031	20,747	49,648	66,876
Costs and expenses	15,807	16,768	44,031	42,412

Profit	4,224	3,979	5,617	24,464

Depreciation	1,735	1,589	5,206	4,831

Segment assets			245,181	227,072

12. Stock Compensation Plans:

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan ("the Incentive Plan") pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Incentive Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules which are at the discretion of the Board of Directors and determined on the effective date of the grant. The strike price cannot be less than 50% of the market price.

On May 31, 2005, there were 16,371 shares exercisable and 292,844 shares available for grant.

			Weighed
		Weighted	average
		average	remaining
		exercise	contractual
	Options	price	life (in years	)
Balance outstanding,
August 31, 2003	149,401	$15.34	8

Granted	119,462	18.18
Exercised	193,237	16.33

Balance outstanding,
August 31, 2004	75,626	17.29	9

Granted	-
Exercised	59,255	16.27

Balance outstanding,
May 31, 2005	16,371	$18.05	8

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income would have changed to the proforma amounts indicated below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2005	2004	2005	2004

Net income as reported	$2,615	$2,340	$3,569	$15,133

Add: Total stock-based employee compensation expense
determined under the intrinsic value based method for all
awards, net of related tax effects	-	-	-	1,100

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of related tax effects	-	-	-	(1,063)

Pro forma net income	$2,615	$2,340	$3,569	$15,170

Earnings per share:

Basic - as reported	$0.36	$0.32	$0.49	$2.10

Basic - pro forma	$0.36	$0.32	$0.49	$2.11

Diluted - as reported	$0.36	$0.32	$0.49	$2.07

Diluted - pro forma	$0.36	$0.32	$0.49	$2.08

At the annual meeting of Stockholders on June 10, 2005, the Stockholders approved the Alico, Inc. Director Stock Compensation Plan (the “Director Plan”). Under the provisions of the Director Plan, independent Directors may elect to receive their Director compensation in Company stock. If the election is made, Company stock, valued at 150% of the specified payment amount, will be provided to such Director. In order to provide the needed shares, the Company may issue additional shares or purchase such shares on the open market. Each election to be compensated in Company stock remains in effect for the entire fiscal year for which the election is made. Once an election is made it is irrevocable for the year of election. Each of the Company’s Independent Directors have elected to receive their Director Compensation in Company stock for 2005.

13. Other Comprehensive Income

Other comprehensive income, arising from market fluctuations in the Company's securities portfolio, was as follows:

ALICO, INC.
Schedule of Other Comprehensive Income
(unaudited)
(in thousands)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2005	2004	2005	2004
Balance of Other Comprehensive Income
at beginning of period	$3,252	$2,747	$1,529	$961

Unrealized Security gains (losses) net of tax	(748)	(773)	975	1,013

Other Comprehensive Income at end of period	$2,504	$1,974	$2,504	$1,974

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

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 "Inventory Costs—an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. .." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for the first reporting period beginning after June 15, 2005. In the opinion of Management, the adoption of this statement will not have any impact on the Company’s consolidated financial statements.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement
____________________

Some of the statements in this document include statements about future expectations. Statements that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions, and strategic alternatives under consideration, are predictive in nature or depend upon or refer to future events or conditions, are subject to known, as well as, unknown risks and uncertainties that may cause actual results to differ materially from Company expectations. There can be no assurance that any future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater or lesser extent than indicated.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased to $116.9 million at May 31, 2005, from $115.8 million at August 31, 2004. As of May 31, 2005, the Company had cash and cash investments of $12.6 million compared to $24.3 million at August 31, 2004. Marketable securities increased to $76.9 million from $55.6 million during the same period. The ratio of current assets to current liabilities decreased to 12.16 to 1 at May 31, 2005 from 12.42 to 1 at August 31, 2004. Total assets increased by $6.9 million to $245.1 million at May 31, 2005, compared to $238.2 million at August 31, 2004.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. The sale of a Lee County parcel is expected to close by August 2005.  Another sale in Lee County is expected to close by August 2007.  The Company is exploring its options under the contracts including the possibility of a like-kind exchange. The agreements are subject to various contingencies and there is no assurance that they will close or that they will close within the time periods stated.

In March 2005, the Company entered into a contract to sell approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million. The transaction is scheduled to close in October of 2005. The Company will retain operating rights to the grove until development begins.

Management also expects continued profitability from the Company's agricultural operations in fiscal 2005. Due to higher prices for both citrus and cattle, results from agricultural operations are expected to exceed those of the prior year.

At its meeting on June 10, 2005 the Board of Directors declared a special dividend of $1.00 per share payable to stockholders of record as of June 30, 2005, with payment expected on or around July 15, 2005. Additionally, the Company announced that the Board authorized the payment of regular quarterly dividends beginning with the end of the Company’s fourth quarter on August 31, 2005. The first such dividend in the amount of $0.25 will be paid to shareholders of record as of September 30, 2005 with payment expected on or around October 15, 2005.

In addition, the Company has credit commitments, which provide for revolving credit of up to $44.0 million, of which $7.8 million was available for the Company's general use at May 31, 2005 (see Note 8 to condensed consolidated financial statements).

In October 2003, the Internal Revenue Service began an examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the quarter ended May 31, 2005 was $2.6 million compared to $2.3 million for the quarter ended May 31, 2004. Net income for the nine months ending May 31, 2005 decreased by $11.6 million to $3.6 million when compared to the first nine months of the prior year. This was primarily due to a decrease in income from bulk real estate sales ($0.0 vs. $20.2 million for the nine months ended May 31, 2005 and May 31, 2004).

Income from operations was $4.2 million for the quarter ended May 31, 2005 compared to $3.0 million for the quarter ended May 31, 2004. The $1.2 million increase was primarily due to an increase in earnings from agricultural operations, primarily caused by higher citrus prices. Income from operations increased to $4.1 million for the first nine months of fiscal 2005 from $3.5 million for the first nine months of fiscal 2004. The increase was primarily due to an increase in earnings from agricultural operations ($7.7 million for the first nine months of fiscal 2005 vs. $5.1 million for the first nine months of fiscal 2004).

Citrus

The Citrus division recorded a profit of $3.6 million for the third quarter of fiscal 2005, compared to $1.6 million during the third quarter of fiscal 2004. The Citrus division recorded a profit of $4.9 million for the first nine months of fiscal 2005 versus a profit of $1.2 million during the first nine months of fiscal 2004. Florida’s orange crop in fiscal 2004 was the largest on record (242 million boxes) which caused a drop in citrus prices. A series of three hurricanes struck Florida during August and September of 2004, which caused damage to much of Florida's citrus crop. As a result of the hurricane damage, the Company wrote its crop inventory down by $408 thousand. The amount was charged to fiscal 2004 operations. In June 2005, the Company received $150 thousand of insurance proceeds covering a portion of the damages. Additional proceeds are expected.

 The crop damages created by the hurricanes caused a reduction in the supply of Florida citrus (from 242 million boxes in 2004 to a crop currently estimated at 151 million boxes), resulting in improved citrus prices ($6.39 average per box for the first nine months of fiscal 2005 vs. $4.83 average per box for the first nine months of fiscal 2004). The improvement in revenue per box is the primary cause of the profitability increase in the Citrus division.

The Company was informed on May 25, 2005 by the Florida Department of Agriculture and Consumer Services that citrus canker was confirmed in Alico’s Lake Reedy grove located in Polk County, Florida. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In an effort to eradicate the disease, Florida law requires infected and exposed trees within 1900 feet of the canker find to be removed and destroyed. As a result of the canker discovery, approximately 150 acres of the 250 acres of citrus trees in the Company’s Lake Reedy Grove were destroyed. A write-off of $80 thousand, which consisted of the book value of the trees and fruit inventory costs was taken in May of 2005. The trees were insured, and insurance proceeds are expected to exceed the amount of the write-off. The Company does not expect the canker discovery to have a material impact on revenue, results of operations or the financial condition of the Company.

Sugarcane

Sugarcane earnings were $139 thousand for the third quarter of fiscal 2005, compared to $527 thousand during the third quarter of fiscal 2004. For the first nine months of fiscal 2005, sugarcane earnings were $.5 million vs. $2.2 million for the first nine months of the prior fiscal year. The total number of tons that can be harvested is limited by government imposed quotas. As a result of this quota, Alico delivered 407 thousand standard tons in the current year compared to 465 thousand standard tons in the prior year.

Less favorable growing conditions and an increase in the cost of fertilizer caused costs per acre to increase ($886 per acre compared to $862 per acre for the first nine months of fiscal 2005 and 2004, respectively). Additionally, lower sucrose content caused per acre yields to decrease (40.71 vs. 44.25 standard tons per acre for the first nine months of fiscal 2005 and 2004, respectively). All these factors, combined with lower prices for sugarcane ($23.39 vs. $24.05 per standard ton for the third quarter of fiscal 2005 and 2004, respectively), have caused a decline in profit.

Ranching

Ranch earnings increased during the third quarter of 2005 when compared to the same period a year ago ($1.1 million compared to $.6 million for the quarters ended May 31, 2005 and 2004, respectively). For the first nine months of fiscal 2005, ranch earnings were $1.8 million, compared to $1.4 million for the first nine months of fiscal 2004. Prices for beef products have improved during the current year compared to the prior year ($1.00 per pound average for the first nine months of fiscal 2005, compared to $.81 per pound for the first nine months of fiscal 2004). The price increase is the primary cause for the increased profits in the current year.

During June 2005, a cow from Texas tested positive for bovine spongiform encephalopathy (BSE a/k/a “Mad Cow Disease”). This has caused some foreign countries to ban beef imports from the United States. The incident appears to be isolated and the Company has no reason to believe its beef herd is subject to any risk from this disease.

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

John R. Alexander, Robert E. Lee Caswell, Evelyn D’An, Phillip S. Dingle, Gregory T. Mutz, Charles Palmer, Baxter G. Troutman, and Dr. Gordon Walker were elected by the stockholders to serve as directors of the Corporation at its annual stockholders meeting held June 10, 2005. Additionally, the stockholders approved the Alico, Inc. Director Stock Compensation Plan (see footnote 12).

At the annual meeting of the Board of Directors following the Stockholders meeting, the Board re-elected Mr. Alexander as Chairman, President and Chief Executive Officer and Mr. Gregory T. Mutz as Lead Director. Mr. Alexander had been appointed by the Board to serve as Acting Chief Executive Officer beginning March 1, 2005, following the retirement of W. Bernard Lester on February 28, 2004. Mr. Alexander previously held the office of Chief Executive Officer of the Company between February and June of 2004 when he voluntarily relinquished that position and nominated Mr. Lester to replace him.

The Board also re-elected Patrick W. Murphy as Chief Financial Officer. Mr. Murphy has served as Chief Financial Officer since April 15, 2005, following the resignation of L. Craig Simmons.

On February 1, 2005, directors Richard C. Ackert, William L. Barton, Larry A. Carter, Stephen M. Mulready and Thomas E. Oakley (the "Independent Directors") resigned as directors of the board of Alico and stated that they would not run for re-election at the Company’s next annual meeting of stockholders. The resignations caused the Company to be out of compliance with the independent director, compensation committee, nomination committee and audit committee requirements for continued listing on The Nasdaq Stock Market under Marketplace Rules 4350(c)(1), 4350(c)(3), 4350(c)(4)(A) and 4350(d)(2), respectively, and was so notified by the Nasdaq Listing Qualifications Department in writing.
The Company responded with a written plan for compliance and began to solicit and consider qualified Director Nominees.

On February 24, 2005, Gregory T. Mutz and Lee Caswell were elected to the Company’s Board of Directors.

On April 1, 2005, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that unless appealed and their determination reversed, Alico's securities would be delisted from the Nasdaq Stock Market. On April 7, 2005, the Company filed a notice of appeal and requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. On April 4, 2005, the Company’s Directors elected Dr. Gordon Walker to the Board of Directors of Alico as an Independent Director. Also on April 4, 2005, the Company accepted the resignation of Mr. J. D. Alexander as a director of the Company.

On April 6, 2005, the Company’s Directors elected Messrs. Charles Palmer and Phillip S. Dingle to the Board of Directors. On April 25, 2005, the Company announced the election of Evelyn D’An to its Board of Directors. Mr. Mutz, Dr. Walker, Mr. Palmer, Mr. Dingle and Ms. D’An have been determined to be Independent Directors.

As a result of the election of these new Independent Directors, the Company was able to reconstitute its Audit Committee and its various other committees requiring the participation of Independent Directors. As a result of such compliance, the Nasdaq Listing Qualifications Panel determined that the delisting notice was moot. The Company’s stock was never delisted, and the Company is now in compliance with all applicable marketplace rules.

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

Agri wrote an insurance policy for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock in 2004. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the Company charged a premium of $45 thousand.

Premiums for coverages quoted are set by independent actuaries and underwriters hired by Agri based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history, as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

During the second quarter of fiscal 2004, Alico-Agri completed the sale of 244 acres in Lee County, Florida. The sales price was $30.9 million and resulted in a gain of $19.7 million. The sale generated $20.9 million cash with the remaining $10.0 million held in the form of a mortgage receivable that was collected in December 2004.

In August 2004 Atlantic Blue Trust, Inc., the Company’s largest stockholder, requested that the Company consider a restructuring of the Company. On January 31, 2005, Atlantic Blue Trust, Inc. withdrew its request.

In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc., a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC ("Plant World") was set up as a wholly owned subsidiary of Alico-Agri, Ltd.

Plant World was purchased in order to diversify Alico’s agricultural operations and to take advantage of Alico’s existing relationships with the farming community. Due to Plant World's limited operating history, it would be difficult to speculate regarding Plant World’s impact on the Company's financial position, results of operations and liquidity in future periods, but it is not expected to be significant.

In March 2005, the Company entered into a contract to sell approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million. The transaction is scheduled to close in October of 2005. The Company will retain operating rights to the grove until development begins.

Off Balance Sheet Arrangements
______________________________

The Company, through Agri, supplies catastrophic business interruption coverage for Tri-County Grove, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.7% of the Company’s common stock. The coverage term is from August 2004 to July 2005. Total coverage under the policy is $2.7 million (covering three years of revenue losses) and the Company charged a premium of $45 thousand. In August and September 2004, a series of hurricanes struck southwest Florida. Due to the extensive damages incurred throughout the state, an assessment of damages has not yet been completed. Agri has accrued a $200 thousand reserve for the claim. Total potential exposure under the policy for this claim is $900 thousand, which is the total loss of revenue coverage for one year of the three year maximum coverage.  As of May 31, 2005, no formal claim has been submitted.

Premiums for coverages quoted are set by independent actuaries and underwriters hired by Agri based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history, as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Disclosure of Contractual Obligations
_____________________________________

There have been no significant changes in the contractual obligations of the Company since the disclosure of this item on the Company’s last annual report on Form 10-K filed for the fiscal year ended August 31, 2004.

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $357 thousand during fiscal 2005 and $541 thousand in fiscal 2004.

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

In June of 2000, Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri"), in response to the lack of available insurance, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events typically include citrus canker, crop diseases, livestock related maladies and weather. By forming Agri, Alico hoped to prefund its potential exposures related to the referenced events, and also attract new underwriting capital to the extent that Agri is successful in profitably underwriting both its own potential risks, and those of its historic business partners.

Alico capitalized Agri by contributing real estate located in Lee County, Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee county real estate was sold, substantial gains were generated in Agri, creating permanent book and tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In response, and to provide for the possibility of an IRS challenge, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision was in part influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge. However, because a challenge has been made and there is a possibility that the challenge may be successful, Management has provided for the contingency.

 In October 2003, the Internal Revenue Service began an examination of the Company tax returns for the years ended August 31, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no changes since the Company’s disclosure of this item on its last annual report on Form 10-K filed for the fiscal year ended August 31, 2004.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate and effective.

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

FORM 10-Q
PART II. OTHER INFORMATION

ITEMS 1-3 have been omitted as there are no items to report during this interim period.

ITEM 4. Submission of matters to a vote of security holders.
Information called for by Item 4 is herein incorporated by reference to the Company’s filing on Form 8-k on June 15, 2005.

ITEM 5
Information called for by Item 4 is herein incorporated by reference to the Company’s proxy for the fiscal year ended August 31, 2004 and a filing on Form 8-k on March 11, 2005.

ITEM 6. Exhibits and reports on Form 8-K.

(a) Exhibits:
Exhibit 11. Computation of Earnings per share May 31, 2005.
Exhibit 31.1 Rule 13a-14(a) certification.
Exhibit 31.2 Rule 13a-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

(b) Forms filed on 8-k

Form 8-k filed April 19, 2005 announcing second quarter earnings
Form 8-k filed April 19, 2005 announcing compliance with NASDAQ listing requirements
Form 8-k filed April 26, 2005 announcing Director addition and setting Annual meeting date
Form 8-k filed May 6, 2005 announcing changes to by-laws, code of ethics, and expanding the Nominating Committee function.
Form 8-k filed May 16, 2005 announcing the hiring of a controller
Form 8-k filed May 26, 2005 announcing a canker find in one of the Company’s grove
Form 8-k filed June 15, 2005 announcing the results of its Annual Meeting.

(2) Bylaws

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

July 7, 2005
John R. Alexander
Chairman
Chief Executive Officer
(Signature)

July 7, 2005
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

July 7, 2005
Dennis J. Garbo
Controller
(Signature)