Form 10-K
ALICO INC
filed 2005-11-23
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the transition period from      to

Commission file number 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

                                             Florida       59-0906081
                                             (State or other jurisdiction of incorporation                 IRS Employer
                                                or organization)                                                             identification number

                                             P.O. Box 338, La Belle, Florida                                      33975
                                             (Address of principal executive offices)                           Zip code

                                             Registrant’s telephone number including   (863) 675-2966
                                             area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative
Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes X     No
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Yes      No X

As of October 31, 2005 there were 7,368,612 shares of stock outstanding and the aggregate market value (based upon the average bid and asked price, as quoted on the NASDAQ) of the common stock held by non-affiliates was approximately $168,455,315.

Index

Alico, Inc.
Form 10-K
For the year ended August 31, 2005

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
Item 9B. Other Information

Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant's Fees and Services

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

PART I

Item 1. Business.

Alico, Inc. (the "Company"), which was formed February 29, 1960 as a spinoff of the Atlantic Coast Line Railroad Company, is an agribusiness company operating in Central and Southwest Florida. The Company's primary asset is 136,081 acres of land located in Collier, Hendry, Lee and Polk Counties. (See table on Page 10 for location and acreage by current primary use.) The Company is involved in citrus fruit production, cattle ranching, sugarcane and sod production, wholesale greenhouse operations, vegetable production and forestry. The Company also leases land for farming, cattle grazing, recreation, and oil exploration.

The Company's land is managed for multiple uses wherever possible. For example, cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration utilize the same acreage in some instances.

During the past five years, agricultural operations have produced between 90 and 95 percent of annual operating revenues. Within the Company’s agriculture operations, citrus groves generate the highest gross operating revenue, the sugarcane and sod division ranks second in average operating revenue production during the past five years and the cattle ranching operation, while it utilizes the largest acreage, ranks third. Approximately 5,602 acres of the Company's property are classified as timberlands; however, these lands are not highly rated for timber production. They are also utilized as native range, in the ranching operation and are leased out for recreation and oil exploration.

Leasing of lands for rock mining and oil and mineral exploration, rental of land for grazing, farming, recreation and other uses, while not classified as agricultural operations, are important components of the Company's land utilization and operation. Gross revenue from these activities during the past five years has ranged from 5 to 9 percent of annual operating revenue.

The Company is not in the retail land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. However, it does from time to time sell properties which, in the judgment of Management and the Board of Directors, are surplus to the Company's primary operations. Additionally, the Company’s wholly owned subsidiary, Alico-Agri, Ltd., engages in bulk land sales.

For further discussion of the relative importance of the various segments of the Company's operations, including financial information regarding revenues, operating profits and assets attributable to each major segment of the Company's business, see Note 13 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

Subsidiary Operations

The Company has four wholly owned subsidiaries: Saddlebag Lake Resorts, Inc. ("Saddlebag"), Agri-Insurance Company, Ltd. ("Agri"), Alico-Agri, Ltd. (“Alico-Agri”), and Alico Plant World, LLC (“Plant World”).

Saddlebag has been active in the subdividing, development and sale of real estate since its inception in 1971. Saddlebag has two subdivisions near Frostproof, Florida that have been developed and are actively marketing lots. One of the subdivisions has sold all of its units, and approximately 95% of the lots in the second development have been sold.

Agri, formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and disease. Independent third party actuaries compute premiums and coverage amounts for policies issued by Agri.

Premiums for indemnities quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history, as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Agri provided catastrophic business interruption insurance for Ben Hill Griffin, Inc. (“Griffin”) during fiscal 2003, 2002 and 2001. The total coverage under the policy was $3.5 million, $3.2 million and $3.2 million for the 2003, 2002 and 2001 calendar years, respectively. Each policy term was one year expiring in December. The premiums charged under this policy were $138 thousand, $110 thousand and $104 thousand for 2003, 2002 and 2001, respectively.

Agri provided coverage for Tri-County, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock, in fiscal year 2004. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and the premium collected was $45 thousand.

Additionally, Agri directly underwrote catastrophic business interruption coverage for its parent company, Alico, Inc., insuring all but two of Alico’s citrus groves during fiscal 2005, 2004, 2003 and 2002. The total coverage under the policy was $34 million, $28.5 million, $13.6 million and $12.7 million for the fiscal years 2005, 2004, 2003 and 2002, respectively. Premiums charged for the policy were $1.5 million, $1.1 million, $0.9 million and $0.8 million during fiscal years 2005, 2004, 2003 and 2002, respectively. The current policy expires in August 2006. Alico’s remaining two groves were insured by Agri during calendar years 2004 and 2003. The coverage provided under this policy was $3.7 million and $20. million for calendar years 2004 and 2003, respectively, and the premium charged was $98 thousand and $119 thousand during the 2004 and 2003 calendar years, respectively.

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

In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC was set up as a wholly owned subsidiary of Alico-Agri, Ltd. Plant World was purchased for the purpose of diversifying Alico’s agricultural operations and to leverage Alico’s existing relationships with the farming community.
The financial results of the operation of these subsidiaries are consolidated with those of the Company. Intercompany activities and balances are eliminated in consolidation. (See Note 1 of the Notes to the Consolidated Financial Statements.)

Segments

The Company has three reportable segments - Citrus, Ranch and Sugarcane and Sod. Results of the Company’s sod operations are consolidated with sugarcane, because they are not individually significant, they are located within the sugarcane complex, and they share common management and employees. For financial information about each segment, including revenue, profit (loss), and total assets for the past three years, please see Note 13 of the Notes to the Consolidated Financial Statements.

Citrus

Approximately 10,144 acres of citrus were harvested during the 2004-05 season. An additional 1,003 acres of citrus grove was not yet mature enough to produce a crop in fiscal year 2005. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc., a Florida corporation and the Company’s major shareholder until February 2004. The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by furnishing advance written notice prior to the first day of August before each fruit season. Notice was served in a timely fashion in fiscal year 2005, and accordingly the fruit marketed under the terms of this contract is expected to decrease over the next three years. Under the terms of the contract, the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold. In February 2004, Ben Hill Griffin, Inc. transferred all of its stock holdings in the Company pursuant to the "Settlement Agreement" agreed upon with the Four Sisters Protectorate.

During the year ended August 31, 2005, approximately 76% of the Company's fruit crop was marketed under this agreement, as compared to 75% for the year ended August 31, 2004 and 73% for the year ended August 31, 2003. In addition, Ben Hill Griffin, Inc. provides harvesting services to the Company for citrus sold to unrelated processors. These sales accounted for the remaining 24% of the total citrus sold by the Company for the year ended August 31, 2005.

Ranch

The Company’s cattle operation, located in Hendry and Collier Counties, Florida, is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 13,500 cows, bulls and replacement heifers. Approximately 56% of the herd is from one to five years old, while the remaining 44% are at least six years old. The Company primarily sells to packing and processing plants in the United States. The Company also sells cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for the Company's cattle. In the opinion of Management, the loss of any one or a few of these plants and/or buyers would not have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Sugarcane

The Company had 10,580 acres, 11,131 acres, and 11,840 acres of sugarcane in production during the 2005, 2004, and 2003 fiscal years, respectively. The 2005, 2004, and 2003 fiscal year crops yielded approximately 319,000, 346,000 and 413,000 gross tons, respectively. An additional 2,489 acres of planted cane was not yet mature for harvest during fiscal year 2005. Since the inception of its sugarcane program in 1988, the Company has sold its product through a pooling agreement with a local Florida sugar mill. Under the terms of the pooling agreement, the Company’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold.

Sod

The Company had 500 acres of sod in production during the 2005, 2004 and 2003 fiscal years. The company harvested approximately 6.1 million, 17.2 million and 9.5 million square feet of sod in fiscal year 2005, 2004 and 2003, respectively. The Company is currently developing an additional 500 acres of sod. The Company entered into an agreement in fiscal year 2005 with a United States sod wholesaler to market its crop.

Mining Operations: Rock and Sand

Prior to July 2005, the Company leased a portion of its property in Lee County, Florida to CSR America, Inc. of West Palm Beach, Florida for the mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

Royalties which the company received for these products was based on a percentage of the F.O.B. plant sales price. The Company sold the property where the mines were located in July 2005 and is currently evaluating other properties suitable for mining.

Plants and Trees

In September 2004, in order to diversify Alico’s agricultural operations and to leverage Alico’s existing relationships with the farming community, the Company formed a subsidiary, Alico Plant World and purchased the assets of a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. Plant World’s infrastructure covers approximately 50 acres of land. During fiscal year 2005, Plant World shipped approximately 69.9 million vegetable transplants to various farmers in several states.

A small percentage of the Company's properties are classified as timberlands. The principal forest products sold by the Company are sabal palms and other horticultural commodities. These products are sold to landscaping companies in Florida. The Company does not incur any of the harvesting expenses.

Certain parcels of the lands, from which the timber has been removed, are being converted to semi-improved pasture and other uses.

Land Rental for Grazing, Agricultural and Other Uses

The Company rents land to others on a tenant-at-will basis, for grazing, farming and recreational uses. Although the income is not significant when compared to overall gross income, it does help to offset the expense of carrying these properties. The Company has developed additional land to lease for farming.

There were no significant changes in the method of rental for these purposes during the past fiscal year.

Retail Land Sales

Since the inception of Saddlebag in 1971, the Company has been active in subdividing, developing and selling of real estate. Saddlebag has two subdivisions near Frostproof, Florida that have been developed and are actively marketing lots. One of the subdivisions has sold all of its units, and approximately 95% of the lots in the second development have been sold.

Competition

As indicated, the Company is primarily engaged in a limited number of agricultural activities, all of which are in highly competitive markets. For instance, citrus is grown in foreign countries and several states, the most notable of which are: Brazil, Florida, California, and Texas. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Sugarcane products are imported from foreign countries. Sod is produced throughout the United States, as are vegetable transplants. Forest and rock products are produced in most parts of the United States. Leasing of land is also widespread.

The Company's share of the United States market for citrus, cattle, sugarcane, sod, vegetable transplants and forest products is less than 3%.

Environmental Regulations

The Company's operations are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes the Company is in compliance with all such rules and such compliance has not had a material effect upon capital expenditures, earnings or the Company’s competitive position.

While compliance with environmental regulations has not had a material economic effect on the Company's operations, executive officers are required to spend a considerable amount of time monitoring these matters. In addition, there are ongoing costs incurred in complying with permitting and reporting requirements.

Employees

At the end of August 2005, the Company had a total of 155 full-time employees classified as follows: Citrus 75; Ranch 13; Sugarcane 18; Facilities Maintenance Support 29; General and Administrative 20. There is one employee engaged in the development of new products and research. Additionally, Plant World leased 42 employees during fiscal year 2005. The leasing arrangement expired in September 2005, and the employees were hired by Plant World at that time. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business

As with any agribusiness enterprise, the Company's business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs from October to June. Sugarcane is harvested during the first, second and third quarters. Vegetable transplant sales occur primarily in the first, second and third quarters. Other segments of the Company's business such as its cattle and sod sales, and its timber, mining and leasing operations, tend to be more recurring than seasonal in nature.

Capital resources and raw materials

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Additionally, the Company has credit commitments that provide for revolving credit that is available for the Company's general use. Raw materials needed to propagate the various crops grown by the Company are readily available from local sources.

Available Information

The Company’s internet address is: http://www.alicoinc.com. The Company files reports with the Securities Exchange Commission ("SEC") as required by SEC rules and regulations on Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.

The Company is an electronic filer with the SEC and these reports are available through the SEC internet site (http:www.sec.gov), and through the Company’s website as soon as reasonably practicable after filing with the SEC. Copies of documents filed with the SEC are also available free of charge upon request.

Item 2. Properties.

At August 31, 2005, the Company owned a total of 136,081 acres of land located in four counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

Alico, Inc. & Subsidiaries
Land Use Summary
August 31, 2005

	Total	Hendry	Polk	Collier	Lee
Citrus:
Producing acres	10,144	2,901	3,114	4,129	-
Support and nonproductive*	6,740	2,754	789	3,197	-
Total Citrus	16,884	5,655	3,903	7,326	-

Sugarcane:
Producing acres	13,069	13,069	-	-	-
Support and nonproductive*	10,810	10,810	-	-	-
Total Sugarcane	23,879	23,879	-	-	-

Ranch:
Improved pasture	22,922	22,627	295	-	-
Semi-improved pasture	21,752	20,038	602	1,112	-
Native pasture	19,513	11,846	5,949	1,718	-
Support and nonproductive*	25,516	23,296	1,540	680	-
Total Ranch	89,703	77,807	8,386	3,510	-

Farming:
Leased acres	2,802	2,802	-	-	-
Support and nonproductive*	1,008	1,008	-	-	-
Total farming	3,810	3,810	-	-	-

Sod:
Producing acres	500	500	-	-	-
Support and nonproductive*	335	335	-	-	-
Total sod	835	835	-	-	-

Rock and Sand Mining	-	-	-	-	-
Commercial & Residential	970	4	66	-	900

Total	136,081	111,990	12,355	10,836	900

* Includes buildings, roads, water management systems, fallow lands and wetlands.

Of the above lands, the Company utilizes approximately 21,000 acres of improved pasture plus approximately 49,000 acres of semi improved, native pasture and fallow lands for cattle production. Much of the land is also leased for multi-purpose use such as cattle grazing, oil exploration, agriculture and recreation.

From the inception of the Company's initial development program in 1948, the goal has been to develop the lands for their most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. Management believes that the lands are suitable for agricultural, residential and commercial uses. However, since the Company is primarily engaged in agricultural activities, some of the lands are considered surplus to its needs for this purpose and, as indicated under Item 1 of this report, sales of such surplus property are made from time to time.

Management believes that each of the major agricultural programs is adequately supported by equipment, buildings, fences, irrigation systems and other amenities required for the operation of the projects.

Item 3. Legal proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 10, 2005 the Company held its annual meeting of stockholders. At the meeting, the Company’s stockholders voted to elect the following persons to the Company’s Board of Directors. Each was named as a director nominee in the Company’s proxy statement dated as of May 10, 2005. These elected nominees were: John R. Alexander, Robert E. Lee Caswell, Evelyn D’An, Phillip S. Dingle, Gregory T. Mutz, Charles Palmer, Baxter G. Troutman and Gordon Walker. At the meeting Alico stockholders also voted to approve the Director’s Stock Compensation Plan, allowing eligible Directors to receive their Directors’ fees in Company stock. The results of the votes were as follows:

Director elections	For	Withheld	Abstentions	Broker non votes
John R. Alexander	5,942,148	986,373
Robert E. Lee Caswell	5,922,498	1,006,023
Evelyn D'An	6,003,355	925,166
Phillip S. Dingle	6,005,205	923,316
Gregory T. Mutz	5,709,730	1,218,791
Charles Palmer	6,240,825	687,696
Baxter Troutman	5,941,305	987,216
Gordon Walker	6,003,212	925,309

Director Stock Compensation Plan	4,279,033	1,015,117	455,148	1,179,223

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

Common Stock Prices

The common stock of Alico, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol ALCO. The high and low prices, by fiscal quarter, during the years ended August 31, 2005 and 2004 are presented below:

	2005		2004
	Bid Price		Bid Price
	High	Low	High	Low

First Quarter	$55.59	$41.25	$35.99	$26.18

Second Quarter	$62.05	$51.25	$39.75	$32.79

Third Quarter	$58.01	$46.63	$38.99	$30.50

Fourth Quarter	$56.20	$47.14	$46.20	$34.02

Approximate Number of Holders of Common Stock

As of November 1, 2005, there were approximately 473 holders of record of the Company’s Common Stock as reported by the Company’s Transfer Agent.

Dividend Information

During the last three fiscal years the dividends were as follows:

Record Date	Payment Date	Amount Paid Per Share

October 11, 2002	October 25, 2002	$ 0.35
October 17, 2003	October 31, 2003	$ 0.60
June 30, 2005	July 15, 2005	$ 1.00
September 30, 2005	October 15, 2005	$ 0.25

At the Board of Directors meeting held June 10, 2005, the Board declared a dividend of $1.00 per share payable to stockholders of record as of June 30, 2005 with payment to be made on July 15, 2005. Additionally, the Board changed the payment of dividends from an annual to a quarterly basis and declared a quarterly dividend of $.25 per share payable to all stockholders of record as of September 30, 2005, with payment to be made on October 15, 2005. At the Board of Directors meeting held September 30, 2005, the Board declared a quarterly dividend of $0.25 per share payable to stockholders of record as of December 31, 2005, with payment expected on or about January 15, 2006. Dividends are paid at the discretion of the Company's Board of Directors. The Company foresees no change in its ability to pay dividends in the immediate future. Nevertheless, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, the financial condition of the Company, and other factors.

Equity Compensation Plan Information

Plan category	Num ber of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted avreage exerecised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	16,371	$18.05	292,844

Equity compensation
plans not approved
by security holders	-	-	-

Total	16,371	$18.05	292,844

Item 6. Selected Financial Data

	Years Ended August 31,
Description	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Amounts)

Operating revenue	$ 55,525	$ 52,057	$ 48,285	$ 49,185	$ 51,533
Operating expenses	53,204	45,390	43,582	50,313	45,083
Income (loss) from operations	2,321	6,667	4,703	(1,128)	6,450
Income (loss) from operations
per weighted average common share	$ 0.32	$ 0.92	$ 0.66	$ (0.16)	$ 0.92
Total Revenue	75,384	87,779	66,532	63,545	69,710
Total Costs and Expenses	66,146	59,979	47,448	53,752	49,598
Income Taxes	3,148	9,987	6,425	2,258	4,046
Net Income	$ 6,090	$ 17,813	$ 12,659	$ 7,535	$ 16,066
Weighted Average Number of Shares Outstanding	7,331	7,219	7,106	7,070	7,033
Net Income Per Share	$ 0.83	$ 2.47	$ 1.78	$ 1.07	$ 2.29
Cash Dividend Declared Per Share	1.25	0.60	0.35	1.00	1.00
Current Assets	128,977	125,925	90,204	66,267	61,345
Total Assets	247,694	238,242	216,545	191,910	179,134
Current Liabilities	17,819	10,136	10,124	9,543	7,691
Ratio-Current Assets to Current Liabilities	7.24:1	12.42:1	8.91:1	6.94:1	7.98:1
Working Capital	111,158	115,789	80,080	56,724	53,654
Long-Term Obligations	85,689	82,908	80,239	69,149	58,818
Total Liabilities	103,508	93,044	90,363	78,692	66,509
Stockholder's Equity	$ 144,186	$ 145,198	$ 126,182	$ 113,218	$ 112,625

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

When used in this document, or in the documents incorporated by reference herein, the words anticipate, should, believe, estimate, may, intend, expect, and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

The following discussion focuses on the results of operations and the financial condition of the Company. This section should be read in conjunction with the consolidated financial statements and notes.

Liquidity and Capital Resources

The Company had cash and marketable securities of $84.2 million at August 31, 2005, compared with $79.9 million at August 31, 2004. Working capital was $111.2 million at August 31, 2005 and $115.8 million at August 31, 2004. Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds.

Cash outlay for land, equipment, buildings, and other improvements totaled $12.9 million during fiscal year 2005, compared to $7.3 million during fiscal year 2004 and $7.3 million during fiscal year 2003, respectively. Land preparation for citrus re-development and capital maintenance continued in fiscal year 2005, as did expenditures for replacement equipment and raising breeding cattle. In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. An additional $1.1 million was spent to refurbish the property in fiscal year 2005.

The Company, through Agri, supplied catastrophic business interruption coverage for Tri-County, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock. Total coverage under the policy was $2.7 million. This represents the only underwriting exposure at August 31, 2005. Tri-County LLC discovered citrus canker in their groves in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure under the policy for this claim of $1.4 million.

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years. Both the cash and mortgage note were placed in escrow to allow for the possibility of like-kind exchanges. In October 2005, the Company exchanged a portion of the escrowed funds for a $9.2 million parcel of property in Polk County, Florida. The Company has identified and entered into agreements to acquire several other parcels as candidates for exchange, and should they close, the escrowed funds will be used exclusively for like-kind exchanges. However, the agreements are subject to various contingencies, and there is no assurance that they will close. To qualify for like-kind exchange treatment, the identified property acquisitions must occur on or before January 2006.

Another sale in Lee County is expected to close in fiscal year 2007. This contract is for a gross sales price of $75.5 million, consisting of $7.6 million in cash at closing with the balance payable as a 2.5% mortgage note receivable of $67.9 million. The Company is exploring its options under the contract, including the possibility of a like-kind exchange. The agreement is subject to various contingencies and there is no assurance that it will close within the time period stated.

In March 2005, the Company entered into a contract to sell approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million. The transaction is expected to close in fiscal year 2006. The Company will retain operating rights to the grove until residential development begins.

Hurricane Wilma, a category three hurricane, swept through southwest Florida on October, 24, 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Preliminary estimates indicate a loss of approximately 28% of the Company’s citrus crop, 50% of the Company’s sugarcane crop, and 100% of the Company’s vegetable crops. Approximately 83% of the Company’s greenhouses sustained varying levels of damage along with numerous other buildings and structures used to support the Company’s agribusiness operations in Collier and Hendry Counties. Due to the large amount of rainfall in the area, much of the Company’s property remained under water for weeks after the storm, which may affect the Company’s cattle herd. Insurance proceeds are expected to cover a portion of the losses. The losses related to hurricane Wilma will be recognized in the first quarter of fiscal year 2006. The Company is still working to quantify the loss at the time of this filing. Management expects continued profitability from the Company’s agricultural operations in fiscal 2006, but at significantly reduced levels from fiscal year 2005 due to the hurricane.

Gross profits from citrus operations are expected to decrease in fiscal year 2006 when compared to fiscal year 2005. Due to increased citrus canker discoveries, hurricane damage, and real estate development in Florida, the Florida citrus crop is forecast to be much smaller than the previous five year average. The smaller crop should cause the price of citrus products to increase. However, due primarily to the damages sustained during the hurricane, consisting of the crop loss described above, citrus profits are expected to be significantly less than their fiscal year 2005 levels.

Management expects sugarcane operations to post a loss in fiscal year 2006, due to the damages experienced in the hurricane. The Company’s cattle operations in fiscal year 2006 are expected to remain profitable but at lower levels than in fiscal year 2005. To take advantage of favorable market conditions in fiscal year 2005, the Company elected to sell a portion of its calves instead of delivering them to feedlots for later sales. This election caused beef cattle inventory to decrease at August 31, 2005 compared to the prior year and will ultimately result in less units available for sale in fiscal year 2006 compared to fiscal year 2005.

Royalties from rock and sand products will decrease significantly if not cease altogether in fiscal year 2006. The Lee County property on which the mining operations were located was sold in fiscal year 2005. The Company is currently exploring sites suitable for rock and sand mining.

At its meeting on June 10, 2005 the Board of Directors authorized the payment of regular quarterly dividends beginning with the end of the Company’s fourth quarter on August 31, 2005. The first such dividend in the amount of $0.25 was paid to shareholders of record as of September 30, 2005 with a payment date of October 15, 2005. Additionally, at its Board of Directors meeting held on September 30, 2005, the Board declared a quarterly dividend of $0.25 per share payable to stockholders of record as of December 31, 2005, with payment expected on or about January 15, 2006.

In October 2003 the IRS began an examination of the Company tax returns for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004 that challenged Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

At August 31, 2005 the Company had credit commitments that provided for revolving credit of up to $44.0 million, of which $7.7 million was available for the Company's general use (see Note 6 of Notes to consolidated financial statements).

In October 2005, Alico, Inc. entered into a Credit Facility with a commercial lender. The Credit Facility provides the Company with a $175 million revolving line of credit until August 1, 2010 to be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) to refinance existing lines of credit and (iii) to finance the Ginn Receivable (as defined in the Loan Agreement). The terms also allow an annual extension at the lender’s option.

Under the Credit Facility, revolving borrowings require quarterly interest payments beginning January 1, 2006 at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. Alico is required to reduce the line of credit annually by approximately $14 million in August 2006, $31 million in August 2007 and $31 million in August 2008, leaving a remaining balance of $100 million from August 1, 2008 to the note’s maturity at August 1, 2010.

The line of credit is secured by a first mortgage on approximately 7,680 acres of agricultural property in Hendry County, Florida and any subsequent real estate acquisitions by the Company obtained with advances under the Credit Facility.

Under the Credit Facility it is an event of default if the Company fails to make the payments required of it or otherwise to fulfill the provisions and covenants applicable to it. In the event of default, the Loan shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Note. Alternatively, in the event of default the lender may, at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Loan, accrued interest and all other obligations immediately due and payable.

The Credit Facility also contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain Debt, Current and Fixed Charge Coverage Ratios, and set limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

A copy of the Credit Facility is included as Exhibits 10.01 & 10.02 to the Company’s Form 8-K dated October 11, 2005, and such Exhibits are incorporated by references.

Results of Operations

Summary of results (in thousands):	Years Ended August 31,
	2005	2004	2003

Operating revenue	$ 55,525	$ 52,057	$ 48,285
Gross profit	12,985	13,138	11,022
General & administrative expenses	10,664	6,471	6,319
Income from operations	2,321	6,667	4,703
Profit on sale of real estate	5,465	20,311	14,994
Interest and investment income	4,443	2,519	1,201
Interest expense	2,295	1,825	2,081
Other income (expense)	(696)	128	267
Provision for income taxes	$ 3,148	$ 9,987	$ 6,425
Effective income tax rate	34.1%	35.9%	33.7%
Net income	$ 6,090	$ 17,813	$ 659

Operating Revenue

Operating revenues for fiscal year 2005 increased compared with fiscal year 2004. An increase in revenues from agricultural activities (discussed separately below) was the most significant factor causing the increase.

Operating revenues for fiscal year 2004 increased compared with fiscal year 2003. Increases in revenues from rock and sand royalties and from agricultural activities were the most significant factors causing the increase.

Income (loss) from Operations

Income from operations was lower in fiscal year 2005 than fiscal year 2004 ($2.3 million in fiscal year 2005 as compared with $6.7 million in fiscal year 2004). The decreased income was due to several factors, most notably an increase in general and administrative costs related to the evaluation of a merger possibility ($1.5 million), costs incurred for compliance with Sarbanes Oxley Section 404 ($0.7 million), consulting ($0.5 million), Director fees ($0.5 million) and continuing costs related to the IRS audits ($0.5 million) contributed to the increase in general and administrative expenses.

Income from operations was higher in fiscal year 2004 than fiscal year 2003 ($6.7 million in fiscal year 2004 vs. $4.7 million in fiscal year 2003). The increase in income was primarily due to increased royalty income from rock and sand products mined from the Company’s Lee County property. Mining activity increased due to continued development around southwest Florida.

Interest and Investment Income

Interest and investment income is generated principally from investments in marketable equity securities, corporate and municipal bonds, mutual funds, U.S. Treasury securities and mortgages held on real estate sold on the installment basis. Realized investment earnings were reinvested throughout fiscal years 2005, 2004 and 2003, increasing investment levels during each year.

Interest and investment income increased in fiscal year 2005 when compared with fiscal year 2004 ($4.4 million vs. $2.5 million in fiscal year 2005 and 2004, respectively). The increase was caused by an increase in investment level in fiscal year 2005 when compared with fiscal year 2004 ($70.8 million at August 31, 2005 vs. $55.6 million at August 31, 2004), coupled with improved conditions in the financial markets and higher interest rates. The investment levels increased due to the reinvestment of realized investment earnings, together with additional invested capital.

Interest and investment income increased in fiscal year 2004 when compared with fiscal year 2003 ($2.5 million vs. $1.2 million in fiscal year 2004 and 2003, respectively). The increase was caused by an increase in investment level in fiscal year 2004 when compared with fiscal year 2003 ($55.6 million at August 31, 2004 vs. $38.8 million at August 31, 2003), coupled with improved conditions in the financial markets. The investment levels increased due to the reinvestment of realized investment earnings, together with additional invested capital provided by proceeds from the sale of bulk excess real estate in December of 2003.

Interest Expense

Interest expense increased during fiscal year 2005 when compared to fiscal year 2004 due to higher interest rates. The majority of the Company’s borrowings are based on the London interbank offered rate (LIBOR). The LIBOR increased by approximately 1% during the year to 3.69%.

Interest expense declined during fiscal year 2004 when compared to fiscal year 2003. The Company was able to pay down principal on higher interest notes using its existing revolving credit facility, effectively lowering its overall interest rate.

Individual Operating Divisions

Gross profits for the individual operating divisions, for fiscal 2005, 2004 and 2003, are presented in the following schedule and are discussed in subsequent sections:

Years Ended August 31,
(in thousands)
	2005	2004	2003

CITRUS
Revenue	$ 26,231	$ 24,549	$ 24,107
Expenses	19,984	20,407	20,106
Gross profit, citrus	6,247	4,142	4,001

SUGARCANE & SOD
Revenues	9,725	12,398	13,373
Expenses	9,304	9,673	10,188
Gross profit, sugarcane	421	2,725	3,185

RANCH
Revenue	11,017	9,678	7,175
Expenses	8,908	8,178	6,790
Gross profit, ranch	2,109	1,500	385

PLANTS & TREES
Revenue	2,818	407	292
Expenses	2,128	-	-
Gross profit, plants & trees	690	407	292

Total gross profit, agriculture	$ 9,467	$ 8,774	$ 7,863

OTHER	Years Ended August 31,
Revenue:	(in thousands)

	2005	2004	2003
Rock products and sand	$ 2,991	$ 3,448	$ 2,154
Land rentals	1,933	1,171	973
Other revenue	-	128	267
Total	4,924	4,747	3,394

Costs and expenses:
General & administrative, all operations	10,664	6,471	6,319
Other costs and expenses	696	-	-
Casualty loss	1,888	408	-
Total	13,248	6,879	6,319

Gross, other operations	(8,324)	(2,132)	(2,925)

INTEREST & DIVIDENDS
Revenue	4,443	2,519	1,201
Expense	2,295	1,825	2,081

Interest & Dividends, net	2,148	694	(880)

REAL ESTATE
Sale of real estate	16,226	33,481	16,990
Expenses	10,279	13,017	1,964

Gain on sale of real estate	5,947	20,464	15,026

Income before income taxes	$ 9,238	$ 27,800	$ 19,084

Citrus

Gross profit was $6.2 million in fiscal year 2005, $4.1 million in fiscal year 2004, and $4.0 million for fiscal 2003.

Revenue from citrus sales increased 7% during fiscal year 2005 compared with fiscal year 2004 ($26.2 million in fiscal year 2005 vs. $24.5 million in fiscal year 2004). Total field boxes of citrus harvested decreased to 3.9 million in fiscal year 2005 from 4.6 million in fiscal year 2004. A series of three hurricanes struck Florida during August and September of 2004, which caused damage to much of Florida's citrus crop, including the Company’s crops grown in Polk County, Florida.

The crop damages created by the hurricanes caused a reduction in the supply of Florida citrus (150 million boxes in fiscal year 2005 from 242 million boxes in 2004), resulting in improved citrus prices ($6.56 average per box in fiscal year 2005 vs. $5.36 average per box in fiscal year 2004). The improvement in revenue per box is the primary cause of the profitability increase in the Citrus division.

Total citrus expenses declined during fiscal year 2005 ($20.0 million compared with $20.4 million in fiscal years 2005 and 2004, respectively). The decline in expense was primarily due to the decreased number of field boxes harvested in fiscal year 2005 compared with fiscal year 2004 as discussed above.

Citrus canker was discovered in several of the Company’s groves in Hendry and Polk Counties during fiscal year 2005. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In an effort to eradicate the disease, Florida law requires infected and exposed trees within 1900 feet of the canker find to be removed and destroyed. As a result of the canker discoveries, approximately 940 acres of citrus trees were destroyed. In accordance with the Florida Canker Eradication Program, citrus may not be replanted on the property until it has been determined that the property has been canker-free for two years. Accordingly, the Company is evaluating the properties for their best future use.

Revenue from citrus sales increased 2% during fiscal year 2004, compared to fiscal year 2003 ($24.5 million during fiscal year 2004 vs. $24.1 million during fiscal year 2003). Total field boxes of citrus harvested increased to 4.6 million in fiscal year 2004 from 4.3 million in fiscal year 2003, due to favorable growing conditions. The greater harvest was the primary cause of the increase in revenue.

Total citrus expenses increased during fiscal year 2004 ($20.4 million compared with $20.1 million in fiscal year 2004 and 2003, respectively). The increased expense was primarily due to the increased number of field boxes harvested in fiscal year 2004 compared with fiscal year 2003.

The final returns from citrus pools are not precisely determinable at year-end. Returns are estimated each year based on the most current information available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Revenues collected in excess of prior year and year end estimates were $357 thousand, $728 thousand, and $198 thousand during fiscal years 2005, 2004 and 2003, respectively.

Sugarcane and Sod

Gross profit for fiscal year 2005 was $0.4 million, compared with $2.7 million in fiscal year 2004 and $3.2 million in fiscal year 2003. The 2005, 2004, and 2003 fiscal year crops yielded approximately 407,000, 465,000 and 523,000 standard tons, respectively. The total number of tons that can be harvested is limited by government imposed quotas. Yields per acre were 40.71, 44.25, and 45.51 for the 2005, 2004 and 2003 fiscal years, respectively.

Sales revenue from sugarcane and sod decreased to $9.7 million in fiscal year 2005 from $12.4 million in the prior fiscal year. The decrease was primarily due to two factors, the reduced number of tons harvested due to quotas as outlined above, and reduced prices ($22.91 per ton average in fiscal year 2005 compared with $25.02 per ton average in fiscal year 2004). The decrease in revenue was the primary reason for the gross profit decrease in fiscal year 2005 when compared with fiscal year 2004.

Due to the decreased number of tons harvested, total expenses in fiscal year 2005 were below fiscal year 2004 total expenses ($9.3 million compared with $9.7 million in fiscal year 2005 and 2004, respectively).

Sales revenue from sugarcane and sod decreased to $12.4 million in fiscal year 2004 from $13.4 million in fiscal year 2003. Due to normal crop rotation and replanting in fiscal year 2004, fewer acres were harvested (11,131 in fiscal 2004 compared with 11,840 in fiscal year 2003). This was the primary cause of the decrease in sales revenue for fiscal year 2004. The reduced acres harvested in fiscal year 2004 also resulted in lower total expenses than in the prior year ($9.7 million in fiscal year 2004 vs. $10.2 million in fiscal year 2003).

Ranching

The gross profit from ranch operations for fiscal years 2005, 2004 and 2003 was $2.1 million, $1.5 million, and $0.4 million, respectively.

Revenues from cattle sales increased by 14% to $11.0 million in fiscal year 2005, compared to $9.7 million in the previous fiscal year. The increase was due to an increase in the number of cattle sold (13,257 in fiscal year 2005 compared with 10,603 in fiscal year 2004) coupled with increased prices for beef cattle ($0.90 per pound average in fiscal year 2005 compared with $0.82 per pound average in fiscal year 2004). Prices increased as a result of a decrease in the domestic beef supply. In order to take advantage of a favorable marketing opportunity, the Company sold 3,480 calves in lieu of placing the calves into the feedlot. This resulted in the Company selling more cattle in fiscal year 2005 than in the previous year. As a result of the increase in the number of cattle sold in fiscal year 2005, total expenses likewise increased to $8.9 million in fiscal year 2005 from $8.2 million in fiscal year 2004.

Revenues from cattle sales increased by 35% to $9.7 million in fiscal year 2004, compared to $7.2 million in the previous fiscal year. The increase was due to an increase in the number of cattle sold (10,603 in fiscal year 2004 compared with 9,062 in fiscal year 2003), coupled with increased prices for beef cattle. More animals of the age and size required by meat packers were available for sale in fiscal year 2004 than in fiscal year 2003 due to the timing of placements into western feedlots. Prices increased as a result of a decrease in the domestic beef supply. As a result of the increase in the number of cattle sold in fiscal year 2004, costs increased to $8.2 million in fiscal year 2004 from $6.8 million in fiscal year 2003.
The Company's cattle marketing activities include retention of calves in western feedlots, contract and auction sales, and risk management contracts.

Plants and Trees

In September 2004, in order to diversify Alico’s agricultural operations and leverage its existing relationships within the farming community, the Company formed a subsidiary, Alico Plant World, LLC and purchased the assets of a wholesale grower and shipper of vegetable transplants to commercial farmers. During fiscal year 2005, Plant World shipped approximately 69.9 million transplants to various farmers in several states. Plant World generated revenue of $2.6 million, incurred costs and expenses of $2.1 million and recorded a net profit before taxes of $0.5 million.

Profits from the sale of sabal palms and other horticultural items utilized for landscaping purposes, during fiscal year 2005 were $0.2 million compared with $0.4 million and $0.3 million for fiscal years 2004 and 2003, respectively.

Other Operations

Returns from rock products and sand were $3.0 million for fiscal year 2005, $3.4 million for 2004 and $2.2 million during 2003. Royalties from rock and sand products will decrease significantly if not cease altogether in fiscal year 2006. The Lee County property on which the mining operations were located was sold in fiscal year 2005. The Company is currently exploring sites suitable for rock and sand mining.

Revenues from land rentals were $1.9 million in fiscal year 2005, as compared with $1.2 million in fiscal year 2004 and $1.0 million for fiscal year 2003. During fiscal year 2005 and 2004, in response to increased prices and demand for Southwest Florida real estate, the Company raised its rental rates for properties. The fiscal year 2004 improvement is primarily due to an increase in the amount of land leased for farming.

Direct and allocated expenses charged to the "Other" operations category included general and administrative and other costs not charged directly to the citrus, ranching or sugarcane divisions. These expenses totaled $10.7 million during fiscal year 2005, compared with $6.5 million during fiscal year 2004 and $6.3 million during fiscal year 2003. The increase in general and administrative costs largely related to the evaluation of a merger possibility ($1.5 million), costs incurred for compliance with Sarbanes Oxley section 404 ($0.7 million), consulting ($0.5 million), Director fees ($0.5 million) and continuing costs related to the IRS audits ($0.5 million).

Casualty Loss

A series of three hurricanes struck Florida during August and September of 2004, which caused damage to the Company’s citrus crops grown in Polk County, Florida and the Company’s sugarcane crop grown in Hendry County, Florida. Additionally, citrus canker was discovered in several of the Company’s groves in Hendry and Polk Counties during fiscal year 2005. As a result of the canker discoveries, approximately 940 acres of citrus trees were destroyed. The resulting loss of $1.9 million, consisting of inventoried costs and the basis of trees and crops destroyed net of insurance proceeds expected, was recorded in fiscal year 2005.

Profit on Sale of Real Estate

Profit from retail land sales made through Saddlebag were $482 thousand in fiscal year 2005, $153 thousand in fiscal year 2004 and $32 thousand during fiscal year 2003. Profit from bulk land sales were $5.5 million in fiscal year 2005, $20.3 million in fiscal year 2004 and $15.0 million in fiscal year 2003.

As discussed below, a sales contract is in place for all of the remaining Lee County property with the closing expected within the next two fiscal years. The total sales price of the contract is $75.5 million. The Board of Directors has not decided how these funds will be used if received.

General Corporate

The Company is continuing its marketing and permitting activities for its land that surrounds Florida Gulf Coast University in Lee County, Florida. There is a sales contract in place for all this property, totaling $75.5 million. The agreement is in the due diligence stage with the closing date expected within the next two fiscal years. The contract is subject to various contingencies and there is no assurance that it will close.

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

Premiums for quoted coverages are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Agri underwrote a limited amount of coverage for Ben Hill Griffin, Inc. during fiscal years 2001 - 2004. Since August 2002, Agri has insured the Alico, Inc. citrus groves. Due to Agri's limited operating history, it would be difficult to speculate about the impact that Agri could have on the Company's financial position, results of operations and liquidity in future periods.

In 2004, Agri wrote an insurance policy for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and the premium charged was $45 thousand. Tri-County Grove, LLC discovered citrus canker in their groves in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005, equal to the total potential exposure under the policy for this claim of $1.4 million.

During the third quarter of fiscal year 2003, the Company entered into a limited partnership with Agri to manage Agri's real estate holdings. Agri transferred all of the Lee County property and associated sales contracts to the limited partnership, Alico-Agri, Ltd (Alico-Agri), in return for a 99% partnership interest. Alico, Inc. transferred $1.2 million cash for a 1% interest. The creation of the partnership allows Agri to concentrate solely on insurance matters while utilizing Alico's knowledge of real estate management.

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years. Both the cash and mortgage note were placed in escrow to allow for the possibility of like-kind exchanges. In October 2005, the Company exchanged a portion of the escrowed funds for a $9.2 million parcel of property in Polk County, Florida. The Company has identified and entered into agreements to acquire several other parcels as candidates for exchange, and should they close, the escrowed funds will be used exclusively for like-kind exchanges. However, the agreements are subject to various contingencies, and there is no assurance that they will close. To qualify for like-kind exchange treatment, the identified property acquisitions must occur on or before January 2006.

In March 2005, the Company entered into a contract to sell approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million. The transaction is expected to close in fiscal 2006. The Company will retain operating rights to the grove until development begins.

During the second quarter of fiscal year 2004, the Company, through Alico-Agri, completed the sale of 244 acres in Lee County, Florida. The sales price was $30.9 million and resulted in a gain of $19.7 million. The sale generated $20.9 million cash with the remaining $10.0 million held in the form of a mortgage note receivable, which was collected in December 2004.

During the fourth quarter of fiscal year 2003, the Company sold 358 acres in Hendry County, Florida for $669 thousand. The sale generated a gain of $335 thousand. Additionally, the Company sold 266 acres in Polk County, Florida to the State of Florida for $617 thousand, generating a gain of $612 thousand.

In the fourth quarter of fiscal year 2003, the Company, through Alico-Agri, completed the sale of 313 acres in Lee County, Florida. The sales price was $9.7 million and resulted in a gain of $8.7 million. Additionally, Alico-Agri completed the sale of 40 acres in Lee County, Florida. The sales price of the property was $5.5 million and generated a gain of $4.7 million.

John R. Alexander, Robert E. Lee Caswell, Evelyn D’An, Phillip S. Dingle, Gregory T. Mutz, Charles Palmer, Baxter G. Troutman, and Dr. Gordon Walker were elected by the stockholders to serve as directors of the Corporation at its annual stockholders meeting held June 10, 2005. Additionally, the stockholders approved the Alico, Inc. Director Stock Compensation Plan.

At the annual meeting of the Board of Directors following the Stockholders meeting, the Board re-elected Mr. Alexander as Chairman, President and Chief Executive Officer and Mr. Gregory T. Mutz as Lead Director. Mr. Alexander had been appointed by the Board to serve as Acting Chief Executive Officer beginning March 1, 2005, following the retirement of W.

Bernard Lester on February 28, 2005. Mr. Alexander previously held the office of Chief Executive Officer of the Company between February and June of 2004 when he voluntarily relinquished that position and nominated Mr. Lester to replace him. The Board also re-elected Patrick W. Murphy as Chief Financial Officer. Mr. Murphy has served as Chief Financial Officer since April 15, 2005, following the resignation of L. Craig Simmons.

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

On February 24, 2005, Gregory T. Mutz and Robert E. Lee Caswell were elected to the Company’s Board of Directors.

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

The Company received an unsolicited letter from National Land Partners, LLC expressing the desire to discuss a potential acquisition of Alico by National Land. The Company’s Board of Directors referred the National Land letter to a Special Committee. On December 16, 2004, the special committee along with representatives of Atlantic Blue Trust met with representatives of National Land Partners, LLC. At the conclusion of that meeting, such representatives of Atlantic Blue Trust and its stockholders advised National Land Partners and the Special Committee that neither Atlantic Blue Trust nor any of the holders of Atlantic Blue Trust's stock would be interested in selling the Alico shares held by Atlantic Blue Trust or supporting a sale transaction at the price offered by National Land Partners or even at a substantially higher price. National Land Partners acknowledged that it will not proceed with a transaction to acquire Alico without the support of Atlantic Blue Trust and its stockholders.

Recent events

Hurricane Wilma, a category three hurricane, swept through southwest Florida in October, 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Preliminary estimates indicate a loss of approximately 28% of the Company’s total citrus crop, 50% of the Company’s sugarcane crop, and 100% of the Company’s vegetable crops. Approximately 83% of the Company’s greenhouses sustained varying levels of damage along with numerous other buildings and structures used to support the Company’s various agribusiness operations in Collier and Hendry Counties. Due to the large amount of rainfall in the area, much of the Company’s property remained under water for weeks after the storm, which may affect the Company’s cattle herd. Insurance proceeds are expected to cover a portion of the losses. The loss related to hurricane Wilma will be recognized in the first quarter of fiscal 2006. The Company is still working to quantify the loss at the time of this filing.

In October 2005, Alico, Inc. entered into a Credit Facility with a commercial lender. The Credit Facility provides the Company with a $175 million revolving line of credit until August 1, 2010 to be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) to refinance existing lines of credit and (iii) to finance the Ginn Receivable (as defined in the Loan Agreement). The terms also allow an annual extension at the lender’s option.

Under the Credit Facility, revolving borrowings require quarterly interest payments beginning January 1, 2006 at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. Alico is required to reduce the line of credit annually by approximately $14 million in August 2006, $31 million in August 2007 and $31 million in August 2008, leaving a remaining balance of $100 million from August 1, 2008 to the note’s maturity at August 1, 2010.

The line of credit is secured by a first mortgage on approximately 7,680 acres of agricultural property in Hendry County, Florida and any subsequent real estate acquisitions by the Company obtained with advances under the Credit Facility.

Under the Credit Facility it is an event of default if the Company fails to make the payments required of it or otherwise to fulfill the provisions and covenants applicable to it. In the event of default, the Loan shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Note. Alternatively, in the event of default the lender may, at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Loan, accrued interest and all other obligations immediately due and payable.

The Credit Facility also contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain Debt, Current and Fixed Charge Coverage Ratios, and set limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

A copy of the Credit Facility is included as Exhibits 10.01 & 10.02 to the Company’s Form 8-K dated October 11, 2005, and such Exhibits are incorporated by references.

In October 2005, the Company exchanged a portion of the escrowed funds resulting from the Lee County property sale for a $9.2 million parcel of property in Polk County, Florida. The Company has also identified and expects to enter into agreements to acquire several other parcels as candidates for exchange. Should these agreements close, the escrowed funds will be used exclusively for like-kind exchanges. The agreements are subject to various contingencies and there is no assurance that they will close. To qualify for like-kind exchange treatment, the identified acquisitions must occur by January 2006.

At a Board of Directors meeting held September 30, 2005, the Board declared a quarterly dividend of $0.25 per share payable to stockholders of record as of December 31, 2005, with payment expected on or about January 15, 2006.

Off Balance Sheet Arrangements
______________________________

The Company, through Agri, supplied catastrophic business interruption coverage for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock. The coverage term was from August 2004 to July 2005. Total coverage under the policy is $2.7 million and the premium charged was $45 thousand. Tri-County Grove, LLC discovered citrus canker in their groves in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve of $1.4 million in fiscal year 2005, equal to the total potential exposure under the policy for this claim.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Disclosure of Contractual Obligations
_____________________________________

The contractual obligations of the Company at August 31, 2005 are set forth in the table below:

		Less than	1 - 3	3 - 5	5 +
	Total	one year	years	years	years

Long-term debt	$ 51,348	$ 3,309	$ 40,957	$ 2,585	$ 4,497
Pension plans	4,808	432	688	688	3,000
Commissions	2,834	709	2,125	-	-
Donations	1,547	776	771	-	-
Insurance claims	1,404	1,404	-	-	-
Purchase obligations	50	50	-	-	-

Total	$ 61,991	$ 6,680	$ 44,541	$ 3,273	$ 7,497

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as more current relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from prior years’ crop totaling $357 thousand, $728 thousand, and $198 thousand during fiscal year 2005, 2004, and 2003, respectively.

Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price changes to the sugar pool have caused the Company to adjust revenue from the prior year’s crop by ($198 thousand), $325 thousand, and $356 thousand during the fiscal year 2005, 2004, and 2003, respectively.

In accordance with Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives", the cost of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

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

Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below a stated annual level ($350 thousand). Annual third party premiums have remained below the stated level. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge. However, because it is probable that a challenge will be made and that it may possibly be successful, Management has provided for this contingency.

In October 2003 the IRS began an examination of the Company tax returns for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Alico’s exposure to market rate risk and changes in interest rates relate primarily to its investment portfolio and revolving credit lines. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and provides for the safety and preservation of invested funds by limiting default, market and reinvestment risk. The Company classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks.

The table below presents the costs and estimated fair value of the investment portfolio at August 31, 2005:

		Estimated
Marketable Securities and	Cost	Fair Value
Short-term Investments (1)

Fixed Rate	$42,588	$42,277
Variable Rate	$24,875	$28,547

 (1) See definition in Notes 1 and 2 in Notes to Consolidated Financial Statements.

The aggregate fair value of investments in debt instruments (net of mutual funds of $4,423)
as of August 31, 2005, by contractual maturity date, consisted of the following:

Aggregate
Fair
Values

Due in one year or less	$6,843
Due between one and five years	8,812
Due between five and ten years	4,490
Due thereafter	17,709

Total	$37,854

Fixed rate securities tend to decline with market rate interest increases. Variable rate securities are generally affected more by general market expectations and conditions. Additionally, the Company has debt with interest rates that vary with the LIBOR. A 1% increase in this rate would impact the Company’s annual interest expense by approximately $363 thousand based on the Company’s outstanding debt under these agreements at August 31, 2005.

Item 8.
Financial Statements and Supplementary Data.

Independent Auditors' Reports

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of Directors of
Alico, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alico, Inc. and Subsidiaries internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of Alico, Inc.'s internal control over financial reporting and an opinion that Alico, Inc. had not maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ TEDDER JAMES WORDEN & ASSOCIATES, P.A.
Orlando, Florida
November 17, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of
Directors of Alico, Inc.

We have audited the consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows of Alico, Inc. and subsidiaries for the year ended August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Alico, Inc. and subsidiaries for the year ended August 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, Florida
October 10, 2003

CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$13,384	$24,299
Marketable securities available for sale	70,824	55,570
Accounts receivable	11,216	9,118
Mortgages and notes receivable, current portion	2,370	9,983
Land inventories	1,809	5,501
Inventories	20,902	20,772
Deposits in escrow	6,812	-
Other current assets	1,660	682

Total current assets	128,977	125,925

Other assets:

Mortgages and notes receivable, net of current portion	6,395	662
Investments	692	1,069
Cash surrender value of life insurance, designated	5,676	4,900

Total other assets	12,763	6,631

Property, buildings and equipment	150,997	147,756
Less accumulated depreciation	(45,043)	(42,070)

Net property, buildings and equipment	105,954	105,686

Total assets	$247,694	$238,242

See accompanying Notes to Consolidated Financial Statements.

	August 31,
	2005	2004
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,180	$ 1,743
Due to profit sharing plan	432	434
Accrued ad valorem taxes	2,008	1,678
Current portion of notes payable	3,309	3,319
Dividends payable	1,842	-
Accrued expenses	2,100	1,068
Commissions payable	709	-
Insurance claims payable	1,404	-
Income taxes payable	-	753
Deposits	779	-
Deferred income taxes	2,280	376
Donation payable	776	765

Total current liabilities	17,819	10,136

Deferred revenue	-	266
Commissions payable, net of current portion	2,125	-
Notes payable, net of current portion	48,039	48,266
Deferred income taxes	13,424	11,445
Deferred retirement benefits	4,376	4,464
Other non-current liability	16,954	16,954
Donation payable, net of current portion	771	1,513

Total liabilities	103,508	93,044

Stockholders' equity:
Preferred stock, no par value. Authorized 1,000 shares;
issued, none	-	-
Common stock, $1 par value. Authorized 15,000 shares;
issued and outstanding 7,369 in 2005 and 7,309 in 2004	7,369	7,309
Additional paid in capital	9,183	7,800
Accumulated other comprehensive income	2,195	1,529
Retained earnings	125,439	128,560

Total stockholders' equity	144,186	145,198

Total liabilities and stockholders' equity	$247,694	$238,242

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Years Ended August 31,
	2005	2004	2003

Revenue:
Citrus	$26,231	$24,549	$24,107
Sugarcane & sod	9,725	12,398	13,373
Ranch	11,017	9,678	7,175
Rock & sand royalties	2,991	3,448	2,154
Land rentals	1,933	1,171	973
Plants & forest products	2,818	407	292
Retail land sales	810	406	211

Operating revenue	55,525	52,057	48,285

Cost of sales:
Citrus production, harvesting & marketing	19,984	20,407	20,106
Sugarcane & sod production, harvesting & hauling	9,304	9,673	10,188
Ranch	8,908	8,178	6,790
Plants & trees	2,128	-	-
Retail land sales	328	253	179
Casualty losses	1,888	408	-

Total costs of sales	42,540	38,919	37,263

Gross profit	12,985	13,138	11,022

General & administrative expenses	10,664	6,471	6,319

Income from operations	2,321	6,667	4,703

	Years Ended August 31,
	2005	2004	2003

Other income (expenses):

Profit on sales of real estate:
Sales	15,416	33,075	16,779
Cost of sales	9,951	12,764	1,785
Profit on sales of real estate, net	5,465	20,311	14,994
Interest & investment income	4,443	2,519	1,201
Interest expense	(2,295)	(1,825)	(2,081)
Other income (expense)	(696)	128	267

Total other income, net	6,917	21,133	14,381

Income before income taxes	9,238	27,800	19,084
Provision for income taxes	3,148	9,987	6,425

Net income	$6,090	$17,813	$12,659

Weighted-average number of shares outstanding	7,331	7,219	7,106

Weighted-average number of shares outstanding
assuming dilution	7,347	7,295	7,256

Per share amounts:
Basic	$0.83	$2.47	$1.78
Diluted	0.83	2.44	1.74
Dividends	$1.25	$0.60	$0.35

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid in	Comprehensive	Retained
	Issued	Amount	Capital	Income (loss)	Earnings	Total

Balances, August 31, 2002	7,080	$7,080	$1,716	($432)	$104,854	$113,218

Comprehensive income:
Net income for the year ended
August 31, 2003	-	-	-	-	12,659	12,659

Unrealized gains on securities,
net of taxes of $552 and
reclassification adjustment	-	-	-	1,393	-	1,393
Total comprehensive income						14,052

Dividends paid	-	-	-	-	(2,482)	(2,482)
Stock options exercised	36	36	519	-	-	555
Stock based compensation	-	-	839	-	-	839
Balances, August 31, 2003	7,116	7,116	3,074	961	115,031	126,182

Comprehensive income:
Net income for the year ended
August 31, 2004	-	-	-	-	17,813	17,813

Unrealized gains on securities,
net of taxes of $ 234 and
reclassification adjustment	-	-	-	568	-	568
Total comprehensive income						18,381

Dividends paid	-	-	-	-	(4,284)	(4,284)
Stock options exercised	193	193	2,963	-	-	3,156
Stock based compensation	-	-	1,763	-	-	1,763
Balances, August 31, 2004	7,309	7,309	7,800	1,529	128,560	145,198

Comprehensive income:
Net income for the year ended
August 31, 2005	-	-	-	-	6,090	6,090

Unrealized gains on securities,
net of taxes of $408 and
reclassification adjustment	-	-	-	666	-	666
Total comprehensive income						6,756

Dividends paid and accrued	-	-	-	-	(9,211)	(9,211)
Stock options exercised	60	60	964	-	-	1,024
Stock based compensation	-	-	419	-	-	419
Balances, August 31, 2005	7,369	$7,369	$9,183	$2,195	$125,439	$144,186

Disclosure of reclassification amount:	2005	2004	2003

Unrealized holding gains
arising during the period	$ 1,064	$ 787	$ 2,651

Less: reclassification adjustment for
realized gains included in net income	398	219	1,258

Net unrealized gains on securities	$ 666	$ 568	$ 1,393

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended August 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$ 6,090	$ 17,813	$ 12,659
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	6,957	6,509	6,723
Gain on breeding herd sales	(209)	(108)	(16)
Deferred income tax expense, net	3,209	472	582
Deferred retirement benefits	(88)	(1,154)	1
Net gain on sale of marketable securities	(2,083)	(723)	(691)
Loss on disposals of property & equipment	5,539	-	606
Gain on real estate sales	(5,465)	(20,311)	(15,026)
Stock options granted below fair market value	419	1,763	839
Cash provided by (used for) changes in:
Accounts receivable	(2,098)	561	(218)
Inventories	(692)	474	(173)
Other assets	(765)	291	111
Accounts payable & accrued expenses	3,247	7,194	5,840
Income taxes payable	(1,741)	753	42
Deferred revenues	(266)	176	(23)

Net cash provided by operating activities	12,054	13,710	11,256

Cash flows from investing activities:
Increase in land inventories	(498)	(423)	(684)
Real Estate deposits and accrued commissions	(11,106)	-	-
Purchases of property & equipment	(12,877)	(7,280)	(7,325)
Proceeds from disposals of property & equipment	1,762	738	431
Proceeds from sale of real estate	7,507	21,356	15,911
Purchases of marketable securities & investments	(28,351)	(21,392)	(20,257)
Proceeds from sales of marketable securities	16,897	5,643	4,958
Collection of mortgages & notes receivable	10,279	2,586	2,377

Net cash (used for) provided by investing activities	(16,387)	1,228	(4,589)

	Years Ended August 31,
	2005	2004	2003

Cash flows from financing activities:
Proceeds from exercising stock options	$ 1,024	$ 3,156	$ 555
Proceeds from notes payable	26,933	23,922	33,169
Repayment of notes payable	(27,170)	(29,785)	(31,697)
Dividends paid	(7,369)	(4,284)	(2,482)

Net cash used for financing activities	(6,582)	(6,991)	(455)

Net (decrease) increase in cash and cash equivalents	(10,915)	7,947	6,212

Cash and cash equivalents:
At beginning of year	24,299	16,352	10,140

At end of year	$ 13,384	$ 24,299	$ 16,352

Supplemental disclosures of cash flow information:

Cash paid for interest, net of amount capitalized	$ 2,074	$ 1,518	$ 1,767

Cash paid for income taxes	$ 1,600	$ 1,370	$ 1,060

Non-cash investing activities:

Fair value adjustments to securities available for sale	$ 1,074	$ 802	$ 1,945

Income tax effect related to fair value adjustments	$ 408	$ 234	$ 552

Reclassification of breeding herd to Property & Equipment	$ 562	$ 599	$ 700

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2005, 2004 and 2003
(in thousands except for unit data)

(1) Summary of Significant Accounting Policies

(a) Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Alico, Inc. (the Company) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, Ltd. and Alico Plant World, LLC, after elimination of all significant intercompany balances and transactions.

(b) Revenue Recognition

Income from the sale of citrus is recognized at the time the crop is harvested. Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior years’ crops totaling $357 thousand, $728 thousand, and $198 thousand during fiscal year 2005, 2004, and 2003, respectively.

Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price changes to the sugar pool have caused the Company to adjust revenue from the prior years’ crops by ($198 thousand), $325 thousand, and $356 thousand during the fiscal year’s 2005, 2004, and 2003, respectively.

The Company recognizes revenue from cattle sales at the time the cattle are sold at auction.

(c) Real Estate

Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Saddlebag are not recognized until the buyer’s initial investment or cumulative payments of principal and interest equal or exceed 10 percent of the contract sales price.

Gains from commercial or bulk land sales, made mostly through Alico-Agri, Ltd. are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25%, of the contract sales price according to the installment sales method.

At August 31, 2005, the Company had deferred revenue of $46.2 million related to commercial real estate, which was sold subject to a mortgage note receivable. Profits from commercial real estate sales are discounted to reflect the market rate of interest where the stated rate is less than the market rate. The recorded valuation discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. At August 31, 2005, the Company had a valuation discount of $2.6 million recorded in mortgages and notes receivable in the accompanying consolidated balance sheet.

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

The Company entered into an agreement with a real estate consultant to assist in obtaining the necessary regulatory approvals for the development and marketing of a tract of raw land. The marketing costs under this agreement are being expensed as incurred. The costs incurred to obtain the necessary regulatory approvals are capitalized into land costs when paid. These costs will be expensed as cost of sales when the underlying real estate is sold.

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

(f) Mortgages and notes receivable

Mortgages and notes receivable arise primarily from real estate sales. Mortgages and notes receivable are carried at their estimated net realizable value. In circumstances where the stated interest rate is below the prevailing market rate, the note is discounted to yield the market rate of interest. The discount offsets the carrying amount of the mortgages and notes receivable.

Under the installment method of accounting, gains from commercial or bulk land sales are not recognized until payments received for property equal or exceed 20% of the contract sales price. Such gains are recorded as deferred revenue and offset the carrying amount of the mortgages and notes receivable.

(g) Accounts receivable

Accounts receivable are generated from the sale of citrus, sugarcane, sod, cattle, plants and other transactions. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

(h) Property, Buildings and Equipment

Property, buildings and equipment are stated at cost. Properties acquired from the Company's predecessor corporation in exchange for common stock issued in 1960, at the inception of the Company, are stated on the basis of cost to the predecessor corporation. Property acquired as part of a land exchange trust, is valued at the carrying value of the property transferred to the trust.

All costs related to the development of citrus groves, through planting, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, etc. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs, except for land excavation become the depreciable basis of a grove and depreciated over 25 years.

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

(i) Land Inventories

Land inventories are carried at cost and consist of property located in Hendry County, Florida and owned by Alico, Inc., Lee County, Florida and owned by Alico-Agri, Ltd., and residential lots in Polk County, Florida and owned by Saddlebag. The Lee County property is held for sale as commercial real estate. Land inventory is considered a current asset if sales contracts for the property are expected to close within one year of the balance sheet date.

(j) Other Investments

Other investments are carried at cost. These primarily include stock owned in agricultural cooperatives. The Company uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire stock ownership as a term of use of its services.

In September 2004, the Company purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of commercial fruit and vegetable transplants. Prior to the closing, the Company paid refundable costs of $319 thousand in connection with the purchase. These costs were included in the August 31, 2004 balance sheet as other investments.

(k) Income Taxes

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

(l) Net Earnings Per Share

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

(m) Cash Flows

For purposes of the cash flows, cash and cash equivalents include cash on hand and amounts due from financial institutions with an original maturity of less than three months.

(n) Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate. The valuation of the Company’s inventories, the estimated tax contingency and the recognition of citrus and sugarcane revenues are some of the more significant estimates made by Management.

(o) Financial Instruments and Accruals

The carrying amounts in the consolidated balance sheets for accounts receivable, mortgage and notes receivable, accounts payable and accrued expenses approximate fair value, because of the immediate or short term maturity of these items. Where stated interest rates are below market, the Company has discounted mortgage notes receivable to reflect their estimated fair market value. The carrying amounts reported for the Company's long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.

(p) Derivative and Hedging Instruments

The Company, from time to time, engages in cattle futures trading activities for the purpose of economically hedging against price fluctuations. The Company records gains and losses related to these cattle hedges in costs of goods sold. At August 31, 2005 and 2004, the Company had no open positions in cattle futures. The Company also purchases, from time to time, corn futures in order to lock in the cost of raising feeder cattle over the feeding term. The Company had no open positions in corn futures at August 31, 2005, but had open positions in 30 corn futures contracts at August 31, 2004. The Company, through its investment portfolio, also may hedge using options or short sales. These transactions are recorded as interest and investment revenue.

(q) Accumulated Other Comprehensive Income

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

(r) Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123,"Accounting for Stock-based Compensation" (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure".

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year ended August 31,
	2005	2004	2003

Net income as reported	$ 6,090	$17,813	$ 12,659

Add: Total stock-based employee compensation expense
determined under the intrinsic value based method for all
awards, net of related tax effects	-	1,100	523

Deduct: Total stock-based employee compensation expense
determined under the intrinsic value based method for all
awards, net of related tax effects	-	(1,063)	(529)

Pro forma net income	$ 6,090	$17,850	$ 12,653

Earnings per share:

Basic - as reported	$ 0.83	$ 2.47	$ 1.78

Basic - pro forma	$ 0.83	$ 2.47	$ 1.78

Diluted - as reported	$ 0.83	$ 2.44	$ 1.74

Diluted - pro forma	$ 0.83	$ 2.45	$ 1.74

(s) Reportable Segments

The Company has three reportable segments: citrus, sugarcane and sod, and ranch. The citrus segment produces fruit for both the fresh fruit and processed juice markets. The sugarcane and sod segment produces sugarcane for processing and sod for wholesalers. The ranch segment raises beef cattle to be sold in the wholesale market. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different operating strategies.

(t) Reclassifications

Certain amounts from 2004 and 2003 have been reclassified to conform to the 2005 presentation.

(u) Major customers

Alico is a producer of agricultural commodities. Due to the limited number of processors of its raw product, geographic limitations and historic success, the Company’s citrus and sugarcane sales are concentrated to a few customers. Details concerning the sales and receivables from these customers are as follows for the years ended August 31:

	Accounts receivable			Revenues
	2005	2004	2003	2005	2004	2003

Citrus fruit marketer	$ 5,811	$ 5,437	$ 6,470	$ 19,810	$ 18,385	$ 17,656

Sugar cane processor	$ 2,466	$ 2,887	$ 2,404	$ 9,321	$ 11,648	$ 12,938

Sales made through the citrus fruit marketer represented approximately 76%, 75% and 73% of the Company’s citrus revenues during fiscal years 2005, 2004 and 2003, respectively, and approximately 36%, 35% and 37% of total operating revenues during fiscal years 2005, 2004 and 2003, respectively.

Sales made through the sugarcane processor represented 100% of the Company’s sugarcane revenues during fiscal years 2005, 2004 and 2003 and 17%, 22% and 27% of total operating revenues during fiscal years 2005, 2004 and 2003, respectively.

(2) Marketable Securities Available for Sale

The Company has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholders' equity until realized. In accordance with the provisions of EITF Issue No. 03-1 which became effective for reporting periods beginning after June 15, 2004, the Company identified those investments at August 31, 2005 which were deemed to be other than temporarily impaired and included the losses in the statement of operations for 2005.

The cost and estimated fair values of marketable securities available for sale at August 31, 2005 and 2004 were as follows:

	2005				2004

		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$1,363	$81	$(17)	$1,427	$1,513	$82	$(3)	$1,592
Common stocks	6,483	1,066	(218)	7,331	6,307	494	(535)	6,266
Mutual funds*	17,029	2,846	(86)	19,789	22,418	2,579	(434)	24,563

Total equity securities	$24,875	$3,993	$(321)	$28,547	$30,238	$3,155	$(972)	$32,421

Debt securities

Municipal bonds	$20,548	$74	$-	$20,622	$3,225	$74	$(10)	$3,289
Mutual funds	4,344	155	(76)	4,423	3,628	81	(78)	3,631
Fixed maturity funds	2,799	-	(41)	2,758	2,581	-	(29)	2,552
Corporate bonds	14,897	12	(435)	14,474	13,726	30	(79)	13,677

Total debt securities	$42,588	$241	$(552)	$42,277	$23,160	$185	$(196)	$23,149

Marketable securities
available for sale	$67,463	$4,234	$(873)	$70,824	$53,398	$3,340	$(1,168)	$55,570

*Includes shares held by regulated investment companies as well as a limited partnership hedge fund primarily investing in marketable equity securities.

The aggregate fair value of investments in debt securities (net of mutual funds of $4,423) as of August 31, 2005 by contractual maturity date, consisted of the following:

Aggregate
Fair
Values

Due in one year or less	$6,843
Due between one and five years	8,812
Due between five and ten years	4,490
Due thereafter	17,709

Total	$37,854

Realized gains and losses on the disposition of securities were as follows:

	Year ended August 31,
	2005	2004	2003

Realized gains	$2,606	$815	$834
Realized losses	(523)	(92)	(143)

Net	$2,083	$723	$691

In evaluating whether a security was other than temporarily impaired, the Company considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at August 31, 2005:

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Value		Losses	Value	Losses	Value	Losses

Preferred stocks	$99	$2	$84	$15	$183	$17
Common stocks	1,478	159	821	59	2,299	218
Equity mutual funds	451	35	2,107	51	2,558	86
Debt mutual funds	247	18	3,617	58	3,864	76
Fixed maturity funds	204	14	1,223	27	1,427	41
Corporate bonds	10,302	348	3,563	87	13,865	435

Total	$12,781	$576	$11,415	$297	$24,196	$873

Equity securities and funds. The unrealized losses on preferred and common stocks and equity based mutual funds were primarily due to normal changes in the economy. At August 31, 2005, the Company held loss positions in 43 different stocks and 17 separate equity mutual funds. The Company evaluated the prospects of each issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not believe any of the remaining unrealized losses represent other than temporary impairment based on evaluations of available evidence as of August 31, 2005.

During the year ended August 31, 2005, equity investments with a combined cost basis of $1.7 million were determined to be other than temporarily impaired. An adjustment of $399 thousand was made to reduce the cost basis of the securities and was recognized as a reduction in interest and investment income.

Debt instruments and funds. The unrealized losses on municipal bonds, debt mutual funds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At August 31, 2005 the Company held loss positions in 12 government backed bonds, 11 debt based mutual funds, 13 fixed security funds, consisting mostly of certificates of deposit, and 31 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of August 31, 2005.

(3) Mortgages and Notes Receivable

Mortgages and notes receivable arose from real estate sales. The balances are as follows:

	August 31,
	2005	2004

Mortgage notes receivable on retail land sales	$580	$265
Mortgage notes receivable on bulk land sales	56,976	10,290
Other notes receivable	10	90

Total mortgage and notes receivable	57,566	10,645
Less: Deferred revenue	(46,207)	-
Discount on note to impute market interest	(2,594)	-
Current portion	(2,370)	(9,983)

Non-current portion	$6,395	$662

Maturities of the mortgages and notes receivable are as follows:

Due within 1 year	$14,585
Due between 1 and 2 years	14,215
Due between 2 and 3 years	14,216
Due between 3 and 4 years	14,217
Due between 4 and 5 years	66
Due beyond five years	267
Total mortgages and notes receivable	57,566
Less: Deferred revenue	(46,207)
Discount on note to impute market interest	(2,594)
Net mortgages and notes receivable	$8,765

In December 2003, Alico-Agri received a non-interest bearing mortgage note in exchange for land sold. The note totaled $10.0 million and was paid in full in December 2004. At the time of the sale, the note was discounted by $244 thousand to reflect the prevailing market rate of interest. The unamortized portion of the discount totaled $81 thousand at August 31, 2004.

In July 2005, Alico-Agri sold property in Lee County, Florida for $62.9 million. At the time of sale, the Company received a down payment of $6.2 million in cash and a 2.5% interest bearing mortgage note of $56.7 million in exchange for the land sold. Under the terms of the note, equal annual principal payments of $14.2 million are receivable over the next four years, together with related interest. Interest under the note does not begin to accrue until a development order is received for the property sold. The note was discounted by $2.6 million to reflect the prevailing market rate of interest. The Company has deferred $46.2 million of gain related to the sale, until aggregate receipts under the contract total at least 20% of the sales price. The Company closed the sale into an escrow account in anticipation of exercising its options under the Internal Revenue Code section 1031 like-kind exchange rules.

(4) Inventories

A summary of the Company's inventories at August 31, 2005 and 2004 is shown below:

	2005	2004

Unharvested fruit crop on trees	$8,176	$7,712
Unharvested sugarcane	5,691	5,124
Beef cattle	5,024	7,172
Plants and vegetables	1,180	-
Sod	831	764

Total inventories	$20,902	$20,772

The Company's unharvested sugarcane and cattle are partially uninsured.

In fiscal year 2005, citrus canker was discovered in three of the Company’s citrus grove locations. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In order to eradicate the disease, infected and exposed trees within 1900 feet of the canker find, must be removed and destroyed in accordance with Florida law. Additionally under the Florida Canker Eradication Program, citrus may not be replanted on the affected property until it has been determined that the property has been canker free for two years. The Company has written its crop inventory down by $786 thousand as a result of these discoveries. This amount, and the remaining basis of the citrus trees net of expected insurance recoveries, was charged to fiscal year 2005 operations as a casualty loss (see note 14).

During August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The resulting damage compelled the Company to reconize a casualty loss and write its crop inventory down $408 thousand.

(5) Property, Buildings and Equipment

A summary of the Company's property, building and equipment at August 31, 2005 and 2004 is shown below:

			Estimated
	2005	2004	Useful Lives

Breeding herd	$13,688	$13,242	5-7 years
Buildings	7,037	3,930	5-40 years
Citrus trees	30,058	33,572	22-40 years
Sugarcane	8,344	8,371	4-15 years
Equipment and other facilities	30,934	29,410	3-40 years

Total depreciable properties	90,061	88,525
Less accumulated depreciation	45,043	42,070

Net depreciable properties	45,018	46,455
Land and land improvements	60,936	59,231

Net property, building and equipment	$105,954	$105,686

In fiscal year 2005, citrus canker was discovered in three of the Company’s citrus grove locations. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In order to eradicate the disease, infected and exposed trees within 1900 feet of the canker find, must be removed and destroyed in accordance with Florida law. Additionally under the Florida Canker Eradication Program, citrus may not be replanted on affected property until it has been determined that the property has been canker free for two years. The Company has written off the remaining basis of the trees, totaling $4.4 million as a result of these discoveries. The remaining basis and inventoried costs, net of expected insurance recoveries was charged to fiscal year 2005 operations as a casualty loss (see note 14).

(6) Indebtedness

A summary of the Company's notes payable is provided in the following table:

	August 31, 2005
	Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$21,330	$4,670	Libor + 1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	4,000	-	5.80%	Unsecured
e) Mortgage note payable	10,872	-	6.68%	Real estate
f) Other	146	-	7.00%	Real estate
Total	$51,348	$7,670

August 31, 2004
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$18,248	$7,752	Libor +1%	Unsecured
b) Revolving credit line	15,000	-	Libor +.8%	Unsecured
c) Demand note	-	3,000	Libor +1%	Unsecured
d) Credit line	6,000	-	5.80%	Unsecured
e) Mortgage note payable	12,139	-	6.68%	Real estate
f) Other	198	-	7.00%	Real estate
Total	$51,585	$10,752

The revolving credit lines described above were refinanced, consolidated, and increased in October 2005 with a revised due date of August 2010. For further information concerning the new revolving credit line, please see Note 16.

a) Line of credit with commercial bank, due in full in January 2006. Interest due quarterly
b) Line of credit with commercial lender, renews annually. Subject to review July 2007.
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

LIBOR was 3.69% and 1.79% at August 31, 2005 and 2004, respectively. The Company’s variable interest rates, based on LIBOR at August 31, 2005, 2004 and 2003 were approximately 4.69%, 2.79% and 2.59%, respectively.

The Company's debt agreements contain covenants that require that the Company, maintain certain financial ratios and minimum net worth levels.
The covenants also restricts the Company's activities regarding investments, liens, borrowing and leasing. At August 31, 2005, Alico was in compliance with all financial and other covenants.

Maturities of the Company's debt is as follows:
		August 31,
	2005		2004
Due within 1 year	$3,309		$3,319
Due between 1 and 2 years	39,642		36,560
Due between 2 and 3 years	1,315		3,315
Due between 3 and 4 years	1,318		1,318
Due between 4 and 5 years	1,267		1,267
Due beyond five years	4,497		5,806
Total	$51,348		$51,585

Interest costs expensed and capitalized during the three years ended August 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Interest expense	$2,295	$1,825	$2,081
Interest capitalized	235	275	267

Total interest cost	$2,530	$2,100	$2,348

(7) Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. Additionally, the Company, through Agri, supplies catastrophic business interruption coverage for Tri-County Grove, LLC a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock. Total coverage under the policy is $2.7 million. This represents the only underwriting exposure at August 31, 2005. During fiscal year 2005, citrus canker, a highly contagious bacterial disease that causes premature leaf and fruit drop, was discovered in citrus groves operated by Tri-County. As a result of the citrus canker find, Tri-County submitted a claim for losses and the Company has recorded a liability for $1.4 million at August 31, 2005.

In fiscal year 2005, citrus canker was discovered in three of the Company’s citrus grove locations. The Company has accrued $2.2 million as insurance proceeds receivable as a result of these canker finds.

Premiums for indemnities quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

The Company contracted to purchase 291 acres in Polk county Florida for $9.2 million. The land purchase, which closed in October 2005, will be treated as like-kind exchange property for tax purposes pursuant to section 1031 of the Internal Revenue Code.

(8) Other non-current liability

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) ("Agri") in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverage for the increasing number and potential severity of agricultural events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico’s goal included not only pre-funding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at August 31, 2005 and August 31, 2004 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge. However, because it is probable that a challenge will be made and possible that it may be successful, Management has provided for the contingency.

In October 2003 the IRS began an examination of the Company tax returns for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

(9) Stock Option Plan

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price.

The Company applies APB Opinion 25 for issuances to directors and employees in accounting for its plan. All stock options have been granted to directors or employees with an exercise price equal to at least 55% of the fair value of the common stock at the date of grant and a vesting period of one year.

			Weighted average
		Weighted average	remaining contractual
	Shares Under Option	exercise price	Life (in years)
Balance outstanding,
August 31, 2002	117,847	$15.20	7

Granted	67,280	15.68

Exercised	35,726	15.53

Balance outstanding,
August 31, 2003	149,401	15.34	8

Granted	119,462	18.18

Exercised	193,237	16.33

Balance outstanding,
August 31, 2004	75,626	17.29	9

Granted	-	-

Exercised	59,255	17.08

Balance outstanding,
August 31, 2005	16,371	$18.05	8

On August 31, 2005 and 2004, there were 292,844 shares available for grant.

All stock options outstanding were exercisable at August 31, 2005.

Stock options granted and compensation recognized was as follows:

	Options	Exercise	Market Price	Compensation recognized
Grant date	Granted	Price	at time of grant	under APB 25 (thousands)

April 6, 1999	34,750	$ 14.62	$ 14.83	$ 7
September 9, 1999	14,992	14.62	15.81	18
September 12, 2000	51,074	14.62	16.31	86
September 11, 2001	69,598	15.68	28.48	891
September 10, 2002	67,280	15.68	28.15	839
September 9, 2003	65,081	15.68	28.30	821
February 3, 2004	54,381	$ 21.17	$ 38.49	$ 942

The fair value of stock options granted was $0 in 2005 (no options were granted during fiscal year 2005), $1.7 million in 2004 and $.8 million in 2003 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Volatility	-	8.28%	8.39%
Dividend paid	-	1.87%	2.23%
Risk-free interest rate	-	2.26%	4.75%
Expected life in years	-	1	1

(10) Employee Benefit Plans

The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code Section 401(k). Contributions made to the profit sharing plan were $432, $434 and $350 for the years ended August 31, 2005, 2004 and 2003, respectively.

Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning this plan are as follows:

		August 31,
	2005		2004

Beginning benefit obligation	$4,464		$4,515
Service cost	201		135
Interest cost	264		150
Benefits paid	(304)		(338)
Actuarial losses	-		-
Other	(249)		2

Ending benefit obligation	$4,376		$4,464

In connection with the nonqualified defined benefit plan, the Company has purchased life insurance policies to fund its future obligations under the plan. The cash surrender values of the policies were $5,676 and $4,900 at August 31, 2005 and 2004, respectively. The Company has determined that although it is the intent to fund the plan through these life insurance policies, because they are available to the general creditors of the Company, they do not qualify as plan assets.

	Years ended August 31,
	2005	2004	2003
Service cost, net of participant contributions	$201	$20	$511
Interest cost	264	275	234
Prior service cost amortization	-	2	2

Net pension cost for defined benefit plan	$465	$297	$747

The net benefit obligation was computed using a discount rate of 6.25%.

(11) Income Taxes

The provision for income taxes for the years ended August 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003

Current:
Federal income tax	$1,121	$8,733	$5,872
State income tax	120	933	628
	1,241	9,666	6,500

Deferred:
Federal income tax	1,725	290	(68)
State income tax	182	31	(7)
	1,907	321	(75)

Total provision for income taxes	$3,148	$9,987	$6,425

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the years ended
August 31, 2005, 2004 and 2003:

	2005	2004	2003

Income taxes at statutory rate	$ 3,141	$ 9,452	$ 6,489
Increase (decrease) resulting from:
State income taxes, net of federal benefit	198	636	410
Nontaxable interest and dividends	(89)	(93)	(97)
Internal Revenue Service examinations	15	11	14
Income from Agri-Insurance Company, Ltd.	-	-	(752)
Stock options exercised	(648)	(675)	30
Other reconciling items, net	531	656	331

Total provision for income taxes	$ 3,148	$ 9,987	$ 6,425

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2005	2004

Deferred Tax Assets:
Contribution carry forward	$ 1,469	$ 1,514
Deferred retirement benefits	1,032	1,144
Prepaid sales commissions	412	352
Land inventories	488	488
Stock options appreciation	195	492
IRS adjustments	786	820
Other	618	586

Total gross deferred tax assets	5,000	5,396

Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	491	432
Property and equipment (principally due to depreciation and
soil and water deductions)	12,874	13,140
Inventories	1,353	1,315
Deferred real estate gains	3,540	1,625
Unrealized security gains	1,208	643
Other	1,238	62

Total gross deferred tax liabilities	20,704	17,217

Net deferred income tax liabilities	$ 15,704	$ 11,821

Based on the Company's history of taxable earnings and its expectations for the future, management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.

Agri Insurance Company, Ltd. (Agri), a wholly owned insurance company subsidiary of Alico, is treated as a U.S. taxpayer, pursuant to an election under Internal Revenue Code Section 953 (d), for all purposes except for consolidating an operating loss by virtue of the dual consolidated loss rules. Dual consolidated losses prevent operating losses (not capital losses) from occurring in insurance companies domiciled outside of the United States from offsetting operating income irrespective of the fact that the insurance company is a member of the consolidated return group.

Agri was established to provide agricultural insurance that falls outside of the Federal Crop Insurance Program, for catastrophic perils. Agri was domiciled in Bermuda because it offers easy access to reinsurance markets.

Agri issued its initial policy in August 2000 to a third party. Agri's ability to underwrite insurance risks is limited to its operational liquidity, by the Registrar of Companies in Bermuda. For Federal income tax purposes, only premiums received by Agri from policies of insurance issued to parties other than its parent, Alico, are considered insurance premiums. The preceding limiting factors resulted in Agri not incurring a tax liability on underwriting profits or investment income. Agri's tax status resulted in it filing its Federal tax return on a stand alone basis for the calendar year periods ended December 31, 2003, 2002, 2001 and 2000.

In October 2003 the IRS began an examination of the Company tax returns for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

Since January 1, 2004 Agri has been filing as a taxable entity. This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels. Due to these changes, Agri no longer qualifies as a tax-exempt entity.

(12) Related Party Transactions

Citrus

Citrus revenues of $19.8 million, $18.4 million and $17.7 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2005, 2004 and 2003, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, the Company’s Chief Executive Officer, and was the owner of approximately 49.85 percent of the Company's common stock until February 26, 2004. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $5.8 million at August 31, 2005 and $5.4 million at August 31, 2004. These amounts represent estimated revenues to be received periodically under pooling agreements as sale of pooled products is completed.

Harvesting, marketing, and processing costs, related to the citrus sales noted above, totaled $6.6 million, $7.2 million, and $6.6 million for the years ended August 31, 2005, 2004 and 2003, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors. The aggregate cost of these services was $2.5 million; $2.1 million and $2.1 million for the years ended August 31, 2005, 2004 and 2003, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs in the amount of $211 thousand and $498 thousand at August 31, 2005 and 2004, respectively.

Other Transactions

In fiscal year 2004, Agri began providing coverage for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and the premium charged was $45 thousand. The policy was not renewed in August, 2005.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $4.2 million; $5.3 million and $6.4 million during the years ended August 31, 2005, 2004 and 2003, respectively.

Griffin purchased catastrophic business interruption coverage from Agri during fiscal 2003 . The total coverage under the policy was $3.5 million. The premium charged under this policy was $138 thousand.

(13) Reportable Segment Information

The Company is primarily engaged in agricultural operations, which are subject to risk, including changes in market prices, weather conditions and environmental concerns. The Company is also engaged in retail land sales and, from time to time, sells real estate considered surplus to its operating needs. Information about the Company's reportable segments for the years ended August 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Revenues
Agriculture:
Citrus	$26,231	$24,549	$24,107
Sugarcane and sod	9,725	12,398	13,373
Ranch	11,017	9,678	7,175
Total revenues from external customers
for reportable segments	46,973	46,625	44,655
Other revenues from external customers	8,552	5,432	3,630

Total operating revenue	$55,525	$52,057	$48,285

Costs of sales:
Citrus	$ 19,984	$ 20,407	$ 20,106
Sugarcane and sod	9,304	9,673	10,188
Ranch	8,908	8,178	6,790
Total costs of sales for reportable segments	38,196	38,258	37,084
Other costs of sales	4,344	661	179

Total consolidated costs of sales	$ 42,540	$ 8,919	$ 37,263

Gross profit:
Agriculture:
Citrus	$ 6,247	$ 4,142	$ 4,001
Sugarcane and sod	421	2,725	3,185
Ranch	2,109	1,500	385
Total profit for reportable segments	8,777	8,367	7,571
Other gross profit	4,208	4,771	3,451

Consolidated gross profit	12,985	13,138	11,022

Unallocated amounts:
Profit on sale of bulk real estate	5,465	20,311	14,994
Other corporate expense	(9,212)	(5,649)	(6,932)

Income before income taxes	$ 9,238	$ 27,800	$ 19,084

Capital expenditures:
Agriculture:
Citrus	$ 2,086	$ 2,872	$ 3,216
Sugarcane and sod	1,891	1,804	1,451
Ranch	2,711	2,218	2,245
Total agriculture capital expenditures for
reportable segments	6,688	6,894	6,912
Other capital expenditures	6,751	985	1,113
Cattle transferred from inventory held for
sale into breeding stock	(562)	(599)	(700)

Total consolidated capital expenditures	$ 12,877	$ 7,280	$ 7,325

Depreciation, depletion and amortization:
Agriculture:
Citrus	$2,454	$2,361	$2,354
Sugarcane and sod	2,072	2,220	2,414
Ranch	1,484	1,429	1,474
Total depreciation, depletion and amortization
for reportable segments	6,010	6,010	6,242
Other depreciation, depletion, and amortization	947	499	481

Total consolidated depreciation, depletion
and amortization	$6,957	$6,509	$6,723

Assets:
Agriculture:
Citrus	$49,670	$54,120
Sugarcane and sod	51,606	51,640
Ranch	20,383	22,012
Total assets for reportable segments	121,659	127,772
Other assets	126,035	110,470

Total consolidated assets	$247,694	$238,242

Identifiable assets represent assets on hand at year-end that are allocable to a particular segment either by their direct use or by allocation when used jointly by two or more segments. Other assets consist principally of cash, temporary investments, mortgage notes receivable, bulk land inventories, and property and equipment used in general corporate business.

(14) Casualty loss

In fiscal year 2005, citrus canker was discovered in three of the Company’s citrus grove locations. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In order to eradicate the disease, infected and exposed trees within 1900 feet of the canker find, must be removed and destroyed in accordance with Florida law. Additionally under the Florida Canker Eradication Program, citrus may not be replanted on affected property until it has been determined that the property has been canker free for two years. The Company has written off the remaining basis of the trees, totaling $4.4 million as a result of these discoveries. The tree basis and inventoried costs, net of expected insurance recoveries was charged to fiscal year 2005 operations as a casualty loss. Additionally, the Company was reimbursed for damages sustained during a series of three hurricanes in fiscal year 2004. The losses related to these reimbursements were recognized in fiscal year 2004. Details regarding the calculation of the casualty loss are presented below:

	2005	2004
Inventoried costs	$ 786	$ 408
Basis of citrus trees	4,426	-
Insurance reimbursements received	(1,062)	-
Insurance reimbursements receivable	(2,262)	-

	$ 1,888	$ 408

(15) Future Application of Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) 154: “Accounting Changes and Error Corrections”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Account Standards (SFAS) No. 153 “Exchanges of Nonmonetary Assets (as amended) an amendment of APB Opinion No. 29”. The statements amends the guidance in APB Opinion No. 29 “Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. In the opinion of Management, the adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

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

(16) Subsequent events

Hurricane Wilma, a category three hurricane swept through southwest Florida in October, 2005, caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Preliminary estimates indicate a loss of approximately 28% of the Company’s total citrus crop, 50% of the Company’s sugarcane crop, and 100% of the Company’s vegetable crops. Approximately 83% of the Company’s greenhouses sustained varying levels of damage along with numerous other buildings and structures used to support the Company’s various agribusiness operations in Collier and Hendry Counties. Due to the large amount of rainfall in the area, much of the Company’s property remained under water well after the storm, which may affect the Company’s cattle herd. Insurance proceeds are expected to cover a portion of the losses.

In October 2005, Alico, Inc. entered into a Credit Facility with a commercial lender. The Credit Facility provides the Company with a $175 million revolving line of credit until August 1, 2010 to be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) to refinance existing lines of credit and (iii) to finance the Ginn Receivable (as defined in the Loan Agreement). The terms also allow an annual extension at the lender’s option.

Under the Credit Facility, revolving borrowings require quarterly interest payments beginning January 1, 2006 at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. Alico is required to reduce the line of credit annually by approximately $14 million in August 2006, $31 million in August 2007 and $31 million in August 2008, leaving a remaining balance of $100 million from August 1, 2008 to the note’s maturity at August 1, 2010.

The line of credit is secured by a first mortgage on approximately 7,680 acres of agricultural property in Hendry County, Florida and any subsequent real estate acquisitions by the Company obtained with advances under the Credit Facility.

Under the Credit Facility it is an event of default if the Company fails to make the payments required of it or otherwise to fulfill the provisions and covenants applicable to it. In the event of default, the Loan shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Note. Alternatively, in the event of default the lender may, at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Loan, accrued interest and all other obligations immediately due and payable.

The Credit Facility also contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain Debt, Current and Fixed Charge Coverage Ratios, and set limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

In October 2005, the Company exchanged a portion of the escrowed funds resulting from the Lee County property sale for a $9.2 million parcel of property in Polk County, Florida. The Company has also identified and entered into agreements to acquire several other parcels as candidates for exchange. Should these agreements close, the escrowed funds will be used exclusively for like-kind exchanges. The agreements are subject to various contingencies and there is no assurance that they will close. To qualify for like-kind exchange treatment, the identified acquisitions must occur by January 2006.

At a Board of Directors meeting held Friday September 30, 2005, the Board declared a quarterly dividend of $0.25 per share payable to stockholders of record as of December 31, 2005, with payment expected on or about January 15, 2006.

(17) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended August 31, 2005 and 2004 is as follows:

Quarters Ended
	November 30,		February 28,		May 31,		August 31,
	2004	2003	2005	2004	2005	2004	2005	2004
Revenue:
Citrus	$879	$1,354	$9,586	$8,539	$10,246	$9,686	$5,520	$4,970
Sugarcane and sod	2,453	2,591	5,286	5,615	1,902	3,459	84	733
Ranch	2,135	3,344	2,184	1,080	4,660	4,650	2,038	604
Property sales	187	14	110	32,175	489	1,002	15,440	290
Interest	1,264	450	1,305	804	169	748	1,705	517
Other revenue	1,952	1,215	2,276	1,470	2,565	1,290	949	1,179

Total revenue	8,870	8,968	20,747	49,683	20,031	20,835	25,736	8,293

Costs and expenses:
Citrus	483	1,846	8,734	8,033	6,622	8,081	4,145	2,447
Sugarcane and sod	2,079	2,107	5,258	4,436	1,763	2,932	204	198
Ranch	1,902	2,620	1,709	991	3,558	4,045	1,739	522
Interest	508	488	560	491	694	406	533	440
Other	2,391	1,833	4,600	15,321	3,170	1,392	15,494	1,350

Total costs and expenses	7,363	8,894	20,861	29,272	15,807	16,856	22,115	4,957

Income (loss) before income
taxes	1,507	74	(114)	20,411	4,224	3,979	3,621	3,336
Provision for income taxes	542	25	(103)	7,667	1,609	1,639	1,100	656

Net income (loss)	965	49	(11)	12,744	2,615	2,340	2,521	2,680

Basic earnings (loss) per share	$0.13	$0.01	$(0.00)	$1.77	$0.36	$0.32	$0.34	$0.37

Weighted average Shares
outstanding	7,312	7,140	7,316	7,180	7,327	7,263	7,369	7,288

Item 9.  Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.

Information called for by Item 9 and required by Item 304(a) of Regulation S-K is incorporated by reference to reports filed on Form 8-K June 8, 2004 and amended June 16, 2004.

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness discussed below.

Material Weakness Related to Depth of Accounting Personnel

The Management of Alico, Inc. has concluded that a material weakness existed in the Company’s internal control over financial reporting as of August 31, 2005. This material weakness resulted from a shortage of qualified financial reporting personnel with sufficient depth, skills, and experience to manage the increased responsibilities required under the Sarbanes Oxley Act of 2002 and continue to maintain records in accordance with generally accepted accounting principles in the United States of America. Specifically, monitoring controls to ensure journal entries are posted accurately and in a timely fashion were ineffective during the fourth quarter of fiscal 2005 closing process. This resulted in a missed elimination entry to intercompany accounts and an incorrect entry to deferred income taxes and other comprehensive income. Although the missed or incorrect entries were not prevented or detected by the Company’s existing system of internal controls, the entries were corrected and were properly reflected in the fiscal 2005 year end financial statements.

Although the Company does not believe that the material weakness identified impacted any previously filed financial statements, the existence of a material weakness or weaknesses is an indication that there is more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected in a future period.

Remediation of Material Weakness

Subsequent to the year ended August 31, 2005, the Company added a qualified and experienced financial reporting manager in the Accounting Department to ensure that it has sufficient depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with generally accepted accounting principles . Management will continue to evaluate the progress and abilities of accounting personnel in order to assess whether the weakness has been effectively remediated. The Company also plans to enhance and strengthen its written accounting and reporting policies pertaining to the elimination of inter-company balances and will train employees with respect to the new policies. While the remediation measures are expected to improve the design and effectiveness of the Company’s internal control over financial reporting, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Management is committed to correcting this material weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon this assessment and as more fully explained below, management identified a material weakness in Alico’s internal control over financial reporting as of August 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness as of August 31, 2005:

This material weakness resulted from a lack of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with generally accepted accounting principles. Specifically, monitoring controls to ensure journal entries are posted accurately and in a timely fashion were ineffective during the fiscal 2005 closing process. This resulted in a missed elimination entry to inter-company accounts and an incorrect entry to deferred income taxes and other comprehensive income. Although the missed or incorrect entries were not prevented or detected by the Company's existing system of internal controls, the entries were corrected and will be properly reflected in the fiscal 2005 year end financial statements.

Although the Company does not believe that the material weakness identified impacted any previously filed financial statements, the existence of a material weakness or weaknesses is an indication that there is more than a remote likelihood that a material misstatement of the Company's financial statements will not be prevented or detected in a future period.

Subsequent to the year ended August 31, 2005, the Company added a qualified and experienced financial reporting manager in the Accounting Department to ensure that it has sufficient depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with generally accepted accounting principles. Management will continue to evaluate the progress and abilities of accounting personnel in order to assess whether the weakness has been effectively remediated. The Company also plans to enhance and strengthen its written accounting and reporting policies pertaining to the elimination of inter-company balances and will train employees with respect to the new policies. While the remediation measures are expected to improve the design and effectiveness of the Company's internal control over financial reporting, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Management is committed to correcting this material weakness.

As a result of the material weakness identified above, we have concluded that as of August 31, 2005, the Company did not maintain effective internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2005 has been audited by Tedder, James, Worden & Associates, P.A., an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K.

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of Directors of
Alico, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting that Alico, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2005, because of the lack of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alico, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to proved reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The material weakness resulted from a lack of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America. Specifically, monitoring controls to ensure journal entries are posted accurately and in a timely fashion were ineffective during the fiscal 2005 closing process. This resulted in a missed elimination entry to the intercompany accounts and an incorrect entry to deferred income taxes and other comprehensive income. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated November 17, 2005 on the financial statements.

In our opinion, management's assessment that Alico, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alico, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended, and our report dated November 17, 2005, expressed an unqualified opinion thereon.

/s/ TEDDER JAMES WORDEN & ASSOCIATES, P.A.
Orlando, Florida
November 17, 2005

Item 9B. Other Information.

None

PART III

Items 10 - 14 of Part three are incorporated by reference to the Company’s proxy expected to be filed on or before December 31, 2005.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:

Included in Part II, Item 8 of this Report

Reports of Registered Independent Public Accounting firms
August 31, 2005 & 2004
August 31, 2003

Consolidated Balance Sheets - August 31, 2005 and 2004

Consolidated Statements of Operations - For the Years Ended August 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) - For the Years Ended August 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - For the Years Ended August 31, 2005, 2004 and 2003

(b) 2. Financial Statement Schedules:

Selected Quarterly Financial Data - For the Years Ended August 31, 2005 and 2004 - Included in Part II, Item 8

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

(14.1) Code of Ethics

(14.2) Whistleblower Policy

(19) Annual Report to Security Holders - By Reference

(21) Subsidiaries of the Registrant - Sadddlebag Lake Resorts, Inc. (incorporated in 1971);
Agri-Insurance Company, Ltd. (incorporated in 2000), Alico-Agri, Ltd (formed in 2003), Alico Plant World, LLC (incorporated in 2004).

(22) Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

(31.1) Rule 13a-14(a) certification

(31.2) Rule 13a-14(a) certification

(32.1) Section 1350 certification

(32.2) Section 1350 certification

(99) Additional Exhibits - None

Reports on Form 8-K

Form 8-K dated November 17, 2005 announcing stock repurchase program
Form 8-K dated November 15, 2005 announcing earnings
Form 8-K dated November 14, 2005 announcing material internal control weakness
Form 8-K dated October 27, 2005 regarding hurricane damage assessment
Form 8-K dated October 19, 2005 announcing land exchange purchase
Form 8-K dated October 17, 2005 announcing credit line agreement
Form 8-K dated October 13, 2005 announcing canker find
Form 8-K dated October 5, 2005 announcing quarterly dividend
Form 8-K dated September 23, 2005 clarifying July 13th press release
Form 8-K dated September 2, 2005 announcing canker find
Form 8-K dated July 14, 2005 announcing land sale and 1031 exchange
Form 8-K dated July 8, 2005 announcing earnings
Form 8-K dated June 15, 2005 announcing annual meeting results
Form 8-K dated May 26, 2005 announcing canker find
Form 8-K dated May 16, 2005 announcing controller hiring
Form 8-K dated May 6, 2005 changes to bylaws, code of ethics, whistleblower
Form 8-K dated April 26, 2005 announcing director addition
Form 8-K dated April 19, 2005 announcing compliance with NASDAQ governance standards
Form 8-K dated April 19, 2005 announcing earnings
Form 8-K dated April 8, 2005 announcing delisting notice, appointment of officers and addition of directors
Form 8-K dated March 31, 2005 announcing contract for land sale
Form 8-K dated March 28, 2005 announcing resignation of Chief Financial Officer
Form 8-K dated March 22, 2005 announcing outline of governance standards
Form 8-K dated March 11, 2005 detailing director search and nomination procedures
Form 8-K dated March 8, 2005 announcing retention of public relations and communication firms
Form 8-K dated March 7, 2005 announcing Plant World deliveries
Form 8-K dated February 25, 2005 announcing appointment of officers and addition of directors
Form 8-K dated February 10, 2005 Correspondence with NASDAQ regarding director resignations and governance
Form 8-K dated February 3, 2005 announcing postponement of annual meeting
Form 8-K dated February 3, 2005 announcing director resignations
Form 8-K dated February 1, 2005 announcing ABT merger consideration withdrawal
Form 8-K dated January 19, 2005 announcing earnings
Form 8-K dated December 7, 2004 announcing cutoff date for shareholder proposals
Form 8-K dated November 30, 2004 announcing time and place for annual shareholder meeting
Form 8-K dated October 22, 2004 regarding dividend deferral

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC.
(Registrant)

November 23, 2005	John R. Alexander
Date	Chairman, President & Chief Executive Officer
/s/ John R. Alexander

November 23, 2005	Patrick W. Murphy
Date	Vice President and
Chief Financial Officer
/s/ Patrick W. Murphy

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

John R. Alexander                                                                         Robert E. Lee Caswell
Chairman                                                                                         Director

/s/ John R. Alexander                                                                   /s/ Robert E. Lee Caswell

Evelyn D’An                                                                                  Phillip Dingle
Director                                                                                           Director

/s/ Evelyn D’An                                                                             /s/ Phillip Dingle

Gregory Mutz                                                                                 Charles Palmer
Director                                                                                           Director

/s/ Gregory Mutz                                                                           /s/ Charles Palmer

Baxter G. Troutman                                                                       Gordon Walker
Director                                                                                           Director

/s/ Baxter G. Troutman                                                                 /s/ Gordon Walker

November 23, 2005
Date