Form 10-Q
period 2006-01-17
ALICO INC
filed 2006-01-17
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended November 30, 2005
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

There were 7,368,612 shares of common stock, par value $1.00 per share, outstanding at November 30, 2005.

Part I. Financial information
Item 1. Financial statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three months ended November 30,
	2005	2004

Revenue:
Citrus	$1,208	$879
Sugarcane	1,986	2,453
Ranch	2,224	2,135
Rock & sand royalties	236	880
Oil lease & land rentals	417	476
Plants and trees	566	628
Retail land sales	25	187

Operating revenue	6,662	7,638

Cost of sales:
Citrus production, harvesting & marketing	588	75
Sugarcane production, harvesting and hauling	2,623	2,079
Ranch	1,711	1,902
Plants and trees	875	555
Retail land sales	11	102
Casualty losses	5,707	408

Total costs of sales	11,515	5,121

Gross profit (loss)	(4,853)	2,517

General & administrative expenses	1,824	1,734

Income (loss) from operations	(6,677)	783

Other income (expenses):
Sale of real estate	5,555	-
Cost of real estate sales	1,162	-
Net profit on the sale of real estate	4,393	-
Interest & investment income	4,985	1,264
Interest expense	(991)	(508)
Other	89	(32)

Total other income, net	8,476	724

Income before income taxes	1,799	1,507
Provision for income taxes	646	542

Net income	$1,153	$965

Weighted-average number of shares outstanding	7,369	7,312

Per share amounts:
Basic	$0.16	$0.13
Fully diluted	$0.16	$0.13
Dividends	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,
	2005	August 31,
	(unaudited)	2005
ASSETS

Current assets:
Cash and cash equivalents	$43,620	$13,384
Marketable securities	34,926	70,824
Accounts receivable	9,035	11,216
Mortgages and notes receivable	415	2,370
Inventories	15,683	20,902
Deposits in escrow	5,599	6,812
Land held for development and sale	1,157	1,809
Prepaid expenses	1,339	1,660

Total current assets	111,774	128,977

Mortgages and note receivable	9,316	6,395
Investments	724	692
Cash surrender value of life insurance	5,736	5,676
Property, buildings and equipment	160,265	150,997
Less: accumulated depreciation	(44,470)	(45,043)

Total assets	$243,345	$247,694

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,
	2005	August 31,
	(unaudited)	2005
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,169	$2,180
Current portion of notes payable	3,312	3,309
Accrued expenses	2,063	3,588
Insurance claims payable	1,404	1,404
Dividend payable	1,844	1,842
Accrued ad valorem taxes	-	2,008
Deferred income taxes	1,406	2,280
Due to profit sharing	98	432
Donation payable	800	776

Total current liabilities	13,096	17,819

Notes payable	51,509	48,039
Deferred income taxes	12,941	13,424
Deferred retirement benefits	4,415	4,376
Commissions payable	2,833	2,125
Other non-current liability	16,954	16,954
Donation payable	761	771

Total liabilities	102,509	103,508

Stockholders' equity:

Common stock	7,375	7,369
Additional paid in capital	9,386	9,183
Treasury stock	(459)	-
Accumulated other comprehensive income (loss)	(214)	2,195
Retained earnings	124,748	125,439

Total stockholders' equity	140,836	144,186

Total liabilities and stockholders' equity	$243,345	$247,694

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended November 30,
	2005	2004

Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net cash (used for) provided by operating activities	$(4,125)	$1,274

Cash flows from investing activities:

Increase in land inventories	652	-
Real estate deposits and commissions	(945)	-
Purchases of property and equipment	(12,537)	(7,314)
Proceeds from sales of property and equipment	1,696	203
Proceeds from the sale of real estate	5,555	-
Purchases of marketable securities and investments	(21,241)	(10,698)
Proceeds from sales of marketable securities	59,981	1,770
Other	30	67

Net cash provided by (used for) investing activities	33,191	(15,972)

Cash flows from financing activities:

Proceeds from exercising stock options	-	106
Proceeds from bank loan	42,645	6,089
Repayment of bank loan	(39,172)	(4,313)
Treasury stock purchased	(459)	-
Dividends paid	(1,844)	-

Net cash provided by financing activities	1,170	1,882

Net increase (decrease) in cash and cash equivalents	$30,236	$(12,816)

Cash and cash equivalents:
At beginning of year	$13,384	$24,299

At end of period	$43,620	$11,483

Supplemental disclosures of cashflow information:
Cash paid for interest, net of amount capitalized	$858	$620

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)

1. Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (“Saddlebag”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, LLC and Alico Plant World, LLC (collectively referred to as the "Company") after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2005. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 2005 and the consolidated results of operations for the three month periods ended November 30, 2005 and 2004, and the consolidated cash flows for the three month periods ended November 30, 2005 and 2004.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $418 thousand in 2005 and $31 thousand in 2004.

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

In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million cash in escrow. The Company will retain operating rights to the grove until residential development begins. The Company is exploring the possibility of a like-kind exchange regarding this transaction. The Company recognized a net profit on the sale of $4.4 million.

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

The cost and estimated fair values of marketable securities available for sale at November 30, 2005 and August 31, 2005 were as follows:

	November 30, 2005				August 31, 2005
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$-	$-	$-	$-	$1,363	$81	$(17)	$1,427
Common stocks	1,575	-	-	1,575	6,483	1,066	(218)	7,331
Mutual funds	-	-	-	-	17,029	2,846	(86)	19,789

Total equity securities	1,575	-	-	1,575	24,875	3,993	(321)	28,547

Debt securities

Municipal bonds	$15,550	$22	$(9)	$15,563	$20,548	$74	$-	$20,622
Mutual funds	-	-	-	-	4,344	155	(76)	4,423
Fixed maturity funds	420	-	-	420	2,799	-	(41)	2,758
Corporate bonds	17,723	-	(355)	17,368	14,897	12	(435)	14,474

Total debt securities	33,693	22	(364)	33,351	42,588	241	(552)	42,277

Marketable securities
available for sale	$35,268	$22	$(364)	$34,926	$67,463	$4,234	$(873)	$70,824

The aggregate fair value of investments in debt securities as of November 30, 2005 by contractual maturity date, consisted of the following:

                                                                                            Aggregate
                                                                                            Fair Value

Due in one year or less                                                       $ 27,481
Due between one and two years                                           5,870

Total                                                                                      $ 33,351
                                                                        _____

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 30, 2005.

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Preferred stocks	$ -	$ -	$ -	$ -	$ -	$ -
Common stocks	-	-	-	-	-	-
Equity mutual funds	-	-	-	-	-	-
Municipal bonds	4,713	9	-	-	4,713	9
Debt mutual funds	-	-	-	-	-	-
Fixed maturity funds	-	-	-	-	-	-
Corporate bonds	13,667	268	3,701	87	17,368	355
Total	$18,380	$277	$3,701	$87	$22,081	$364

Net realized gains on the sale of securities for the three months ended November 30, 2005 and 2004 were $3.3 million and $0.5 million, respectively.

Equity securities and funds.
During the quarter management decided to sell its equity investments prior to December 31, 2005 and to reinvest in liquid debt securities. An adjustment of $29 thousand was made during the quarter to reduce the cost of the remaining equity securities determined to be other than temporarily impaired to market value at November 30, 2005 and charged to interest and investment income.

Debt instruments and funds. The unrealized losses on municipal bonds and corporate bonds were primarily due to changes in interest rates. At November 30, 2005 the Company held loss positions in 4 municipal bonds and 8 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of November 30, 2005.

4. Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances are as follows:

	November 30,
	2005	August 31,
	(Unaudited)	2005

Mortgage notes receivable on retail land sales	$579	$580
Mortgage notes receivable on bulk land sales	56,976	56,976
Other notes receivable	-	10

Total mortgage and notes receivable	57,555	57,566
Less: Deferred revenue	(45,230)	(46,207)
Discount on note to impute market interest	(2,594)	(2,594)
Current portion	(415)	(2,370)

Non-current portion	$9,316	$6,395

5. Inventories:

A summary of the Company's inventories is shown below:

	November 30,
	2005	August 31,
	(unaudited)	2005

Unharvested citrus	$7,223	$8,176
Unharvested sugarcane	2,250	5,691
Beef cattle	4,572	5,024
Unharvested sod	540	831
Plants in greenhouses	948	1,156
Unharvested vegetables	150	24

Total inventories	$15,683	$20,902

The Company's unharvested sugarcane and cattle are partially uninsured.

Hurricane Wilma, a category three hurricane swept through southwest Florida in October 2005. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. During August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The Company recognized losses resulting from damages to inventory from the hurricanes as follows:

	Three months ended November 30,
	(unaudited)
	2005	2004

Unharvested citrus	$3,448	$408
Unharvested sugarcane	3,010	-
Unharvested vegetables	147	-

Inventory losses resulting from casualty	$6,605	$408

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company determined that its inventories for sugarcane, sod and plants in greenhouses had accumulated costs in excess of their estimated net realizable value. The Company recorded losses of $834, $85 and $346 for its sugarcane, sod and plants, respectively, during the three months ended November 30, 2005 and included the adjustment as cost of sales for the quarter ended November 30, 2005. The cost basis of all inventories were below their estimated net realizable values at November 30, 2004.

6. Income taxes:

The provision for income taxes for the three months ended November 30, 2005 and 2004 is summarized as follows:

	Three months ended November 30,
	(unaudited)
	2005	2004

Current:
Federal income tax	$497	$433
State income tax	53	46
	550	479

Deferred:
Federal income tax	87	57
State income tax	9	6
	96	63

Total provision for income taxes	$646	$542

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year. See also footnote 9 to the condensed consolidated financial statements.

Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax-exempt entity.

7. Employee Benefit Plans:

Profit Sharing Plan. The Company has a profit sharing plan covering substantially all employees. The plan was established under Internal Revenue Code section 401(k). Annual contributions of $391 thousand and $434 thousand were made to the profit sharing plan for the years ended August 31, 2005 and 2004 respectively. These amounts were accrued during the fourth quarter of fiscal 2005 and 2004.

Defined Benefit Plan. Additionally, the Company has a nonqualified defined benefit retirement plan covering the officers and other key management personnel of the Company. Details concerning the plan are as follows:

	Three months ended November 30,
Components of net pension cost	2005	2004
Service cost, net of participant contributions	$53	$36
Interest cost	68	70

Net pension cost for defined benefit plan	$121	$106

The net benefit obligation was computed using a discount rate of 6.25%. No employer contributions were made to the plan during the three months ended November 30, 2005 and 2004.

8. Indebtedness:

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

Under the Credit Facility, revolving borrowings require quarterly interest payments beginning January 1, 2006 at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. The maximum available credit will be reduced annually by approximately $14 million in August 2006, $31 million in August 2007 and $31 million in August 2008, leaving a remaining balance of $100 million from August 1, 2008 to the note’s maturity at August 1, 2010.

The Credit Facility is partially collateralized by a mortgage on approximately 7,680 acres of agricultural property in Hendry County, Florida and any subsequent real estate acquisitions by the Company obtained with advances under the Credit Facility.

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

Outstanding debts under the Company’s various loan agreements was as follows at November 30, 2005 and August 31, 2005:

November 30, 2005	(Unaudited)
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit line	$40,120	$134,880	Libor +0.8%	Unsecured
b) Credit line	4,000	-	5.80%	Unsecured
c) Mortgage note payable	10,556	-	6.68%	Real estate
d) Other	145	-	7.00%	Real estate
Total	$54,821	$134,880

		Additional
August 31, 2005	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
b) Credit line	$4,000	$-	5.80%	Unsecured
c) Mortgage note payable	10,872	-	6.68%	Real estate
d) Other	146	-	7.00%	Real estate
e) Revolving credit line	21,330	4,670	Libor +1%	Unsecured
f) Demand note	-	3,000	Libor +1%	Unsecured
g) Revolving credit line	15,000	-	Libor +0.8%	Unsecured
Total	$51,348	$7,670

a) Terms described above
b) 5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly.
c) First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.
d) First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.
e) Line of credit with commerical bank, refinanced in October, 2005
f) Working capital loan with commerical bank, due on demand, refinanced in October, 2005
g) Line of credit with commercial lender, refinanced in October, 2005

The Libor rate was 4.41% at November 30, 2005 and 3.87% at August 31, 2005.

Maturities of the Company's debt at November 30, 2005 is as follows:

Due within 1 year	$3,312
Due between 1 and 2 years	3,315
Due between 2 and 3 years	1,318
Due between 3 and 4 years	1,267
Due between 4 and 5 years	41,387
Due beyond five years	4,222
Total	$54,821

Interest costs expensed and capitalized to property, buildings and equipment was as follows:

	Three months ended November 30,
	(unaudited)
		2005		2004
	$		$
Interest expense		991		508
Interest capitalized		17		51

Total interest costs		$1,008		$559

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

Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums remained below the stated annual level. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at November 30, 2005 and August 31, 2005 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. The Company believes that it can successfully defend any such challenge. However, because it is probable that a challenge will be made and possible that it may be successful, Management has provided for the contingency.

Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax-exempt entity.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

10. Dividends:

At its meeting on September 30, 2005 the Board of Directors declared a regular quarterly dividend of $0.25 per share payable to stockholders of record as of December 31, 2005, with payment expected on or around January 15, 2006. At its Board of Directors meeting immediately following the annual shareholders meeting held on January 6, 2006, the Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of March 31, 2006 with payment expected on or about April 15, 2006.

11. Disclosures about reportable segments:

Alico has three reportable segments: citrus, sugarcane, and ranching. The commodities produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10K filed for the fiscal year ended August 31, 2005. Alico, Inc. evaluates performance based on profit or loss from operations before income taxes. Alico, Inc.'s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2005:

					Consolidated
	Citrus	Sugarcane	Ranch	Other	Total
Revenue	$1,208	$1,986	$2,224	$11,873	$17,291
Costs and expenses	588	2,623	1,711	10,570	15,492

Segment profit (loss)	620	(637)	513	1,303	1,799

Depreciation and amortization	627	497	413	242	1,779

Segment assets	$43,957	$46,396	$20,827	$132,165	$243,345

The following table presents information for each of the Company's operating segments as of and for the three months ended November 30, 2004:

					Consolidated
	Citrus	Sugarcane	Ranch	Other	Total
Revenue	$879	$2,453	$2,135	$3,435	$8,902
Costs and expenses	75	2,079	1,902	3,339	7,395

Segment profit (loss)	804	374	233	96	1,507

Depreciation and amortization	619	527	375	184	1,705

Segment assets	$54,215	$50,743	$22,002	$115,003	$241,963

12. Stock Compensation Plans:

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan ("the Incentive Plan") pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Incentive Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules, which are at the discretion of the Board of Directors and determined on the effective date of the grant. The strike price cannot be less than 50% of the market price.

No stock options were issued during the three months ended November 30, 2005 and 2004. Because no stock options were issued during the periods, there was no difference in net income and proforma net income for the three months ended November 30, 2005 and 2004.

At November 30, 2005 and August 31, 2005, there were 16,371 shares exercisable and 292,844 shares available for grant.

13. Other Comprehensive Income:

Other comprehensive income, arising from market fluctuations in the Company's securities portfolio, was as follows:

	Three months ended November 30,
	(Unaudited)
	2005	2004
Balance of Other Comprehensive Income
at beginning of period	$2,195	$1,529

Change resulting from market flucuations, net of
tax, and realized gains and losses	(2,409)	1,798

Other Comprehensive Income at end of period	$(214)	$3,327

14. Future Application of Accounting Standards:

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact that the adoption of this statement will have on its consolidated financial statements.

15. Casualty Losses:

Hurricane Wilma, a category three hurricane, swept through southwest Florida in October 2005. The hurricane caused extensive damage to the Company’s crops and infrastructure in

Collier and Hendry Counties. Additionally, canker was confirmed in three groves totaling 420 acres. During August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The Company recognized losses resulting from damages caused by the hurricanes and canker as follows:

	November 30,	November 30,
	2005	2004
	(unaudited)	(unaudited)

Inventoried costs	$6,605	$408
Basis of property and equipment
plus repairs to other assets	1,969	-
Insurance proceeds received	(2,158)	-
Insurance proceeds receivable	(709)	-

Total casualty losses	$5,707	$408

16. Subsequent Event:

The Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of March 31, 2006 with payment expected on or about April 15, 2006.

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

When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect", "should", "could" and other words of similar meaning, are likely to address the Company's growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater or lesser extent than indicated.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $98.7 million at November 30, 2005, from $111.2 million at August 31, 2005. As of November 30, 2005, the Company had cash and cash equivalents of $43.6 million compared to $13.4 million at August 31, 2005. Marketable securities decreased to $34.9 million from $70.8 million during the same period. The ratio of current assets to current liabilities increased to 8.53 to 1 at November 30, 2005 from 7.24 to 1 at August 31, 2005. Total assets decreased by $4.4 million to $243.3 million at November 30, 2005, compared to $247.7 million at August 31, 2005.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments, which provide for revolving credit of up to $175.0 million, of which $134.9 million was available for the Company's general use at November 30, 2005 (see Note 8 to condensed consolidated financial statements).

Hurricane Wilma, a category three hurricane, swept through southwest Florida on October 24, 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company recorded a casualty loss of $5.7 million of damages to crop inventories and infrastructure from the hurricane.

Management expects continued profitability from the Company’s agricultural operations in fiscal 2006, but at reduced levels from fiscal year 2005, mostly due to losses experienced during the hurricane.

Gross profits from citrus operations are expected to remain profitable in fiscal year 2006. Due to increased citrus canker discoveries, hurricane damage, and real estate development in Florida, the Florida citrus crop is forecast to be much smaller than the previous five year average. The smaller crop is expected to cause the unit price of citrus products to increase.

However, the damage sustained during the hurricane, consisting of the crop loss described above, is expected to offset some, if not most, of the price increase.

Management expects sugarcane operations to post a loss in fiscal year 2006, due to the damages experienced in the hurricane. The Company’s cattle operations in fiscal year 2006 are expected to remain profitable but at lower levels than in fiscal year 2005. To take advantage of favorable market conditions in fiscal year 2005, the Company elected to sell a portion of its calves instead of delivering them to feedlots for later sales. This election caused beef cattle inventory to decrease at August 31, 2005 compared with the prior year and should ultimately result in less units available for sale in fiscal year 2006 compared with fiscal year 2005.

Cash outlays for land, equipment, buildings, and other improvements totaled $12.5 million during the three months ended November 30, 2005, compared to $7.3 million during the three months ended November 30, 2004. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment.

In accordance with guidelines established by the Company’s Board of Directors, the Company restructured its investment portfolio during the first quarter of fiscal 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. As a result of staggered maturity dates, a greater portion of the Company’s portfolio is classified as cash equivalents than under previous investment policies.

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years after a final development order for the property is issued. The final development order is expected to be issued soon. However, the first principal and interest installment under the contract will not be due until 12 months after the order is issued.

Another sale in Lee County is expected to close in fiscal year 2007. This contract is for a gross sales price of $75.5 million, consisting of $7.6 million in cash at closing with the balance payable as a 2.5% mortgage note receivable of $67.9 million. The agreement is subject to various contingencies and there is no assurance that it will close or that it will close within the time period stated.

The Company, through Agri, supplied catastrophic business interruption coverage for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 48% of the Company’s common stock. Total coverage under the policy was $2.7 million. This represents the only underwriting exposure at November 30, 2005. Citrus canker was discovered in a Tri-County Grove LLC citrus grove in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure of Agri under the policy for this claim of $1.4 million.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million cash in escrow. The Company will retain operating rights to the grove until residential development begins. The Company is exploring the possibility of a like-kind exchange regarding this transaction.

The Company paid a regular quarterly dividend of $0.25 per share to shareholders of record as of September 30, 2005 on October 15, 2005. Additionally, at its Board of Directors meeting held on September 30, 2005, the Board declared a quarterly dividend of $0.25 per share payable to stockholders of record as of December 31, 2005, with payment expected on or about January 15, 2006. At its Board of Directors meeting immediately following the annual shareholders meeting on January 6, 2006, the Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of March 31, with payment expected on or about April 15, 2006.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004 that challenged Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the quarter ended November 30, 2005 was $1.2 million compared to $1.0 million for the quarter ended November 30, 2004. Increased net profit from bulk real estate sales ($4.4 million compared with $0.0 million for the three months ended November 30, 2005 and November 30, 2004, respectively) and interest and investment income ($5.0 million for the three months ended November 30, 2005 compared with $1.3 million for the three months ended November 30, 2004) offset the increased losses from casualties ($5.7 million for the three months ended November 30, 2005 compared with $0.4 million for the three months ended November 30, 2004) and losses from operations, excluding casualty losses ($1.0 million loss, compared with $1.2 million income for the three months ended November 30, 2005 and 2004, respectively).

Loss from operations was $6.7 million for the quarter ended November 30, 2005 compared to income of $0.8 million for the quarter ended November 30, 2004. The decrease was primarily due to increased casualty losses sustained ($5.7 million compared with $0.4 million for the three months ended November 30, 2005 and 2004, respectively). Earnings from rock and sand royalties decreased to $0.2 million for the three months ended November 30, 2005 compared with $0.9 million during the same period in the prior year. The property where the primary rock mine was located was sold in July 2005. The Company is currently exploring alternative sites for a rock mine. Additionally, earnings from agricultural operations decreased by $1.3 million to $0.2 million for the three months ended November 30, 2005 compared with $1.5 million for the three months ended November 30, 2004. The factors causing the decline in agricultural operations are discussed in detail below.

Citrus

The Citrus division recorded a profit of $0.6 million for the first quarter of fiscal 2006, compared with $0.8 million during the first quarter of fiscal 2005. The Florida orange crop for the 2005-06 season is forecast at 162 million boxes compared with an orange crop of 150 million boxes in the 2004-05 season. The five year average Florida orange crop from the 1999-00 season through the 2003-04 season is 226 million boxes. Hurricanes, citrus canker finds and increased real estate development in the central and southern portions of Florida where the majority of citrus is produced have combined to reduce the supply of citrus for the past two years, resulting in price increases for citrus products across the industry.

Hurricane Wilma, a category three hurricane, swept through southwest Florida on October 24, 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company estimates that approximately 28% of its expected citrus crop for fiscal year 2006 was destroyed as a direct result of the hurricane.

Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In an effort to eradicate the disease, Florida law required infected and exposed trees within 1900 feet of the canker find to be removed and destroyed. Since May 25, 2005, the Company has destroyed or marked for destruction 1,393 acres or 12% of its total citrus groves due to canker discoveries. Effective January 10, 2006, the USDA announced that trees within 1900 feet of a canker find would no longer be required to be destroyed, but that trees testing positive for canker would continue to be destroyed. Further guidelines are being developed.

Due to the damages caused by hurricane Wilma and the canker discoveries, the Company estimates its total citrus harvest for fiscal year 2006 at 3.2 million boxes, compared with 4.0 million for fiscal year 2005 and 4.4 million for fiscal year 2004.

Sugarcane and Sod

Sugarcane and sod generated a loss of $0.6 million for the three months ended November 30, 2005 compared with earnings of $0.4 million for the three months ended November 30, 2004. Fertilizer is the largest component of production costs for the Company’s sugarcane crop. Due to price increases in the cost of fuel used to produce fertilizer, fertilizer prices increased 23% over their prior year levels. The increased price of fertilizer caused the Company’s production costs per ton to rise above the expected net realizable value. As a result, the Company adjusted its inventoried sugarcane crop by $834 thousand in the first quarter of fiscal 2005, charging it to cost of sales. This adjustment, caused by the price increase in fertilizer described above, was the primary cause of the loss.

Ranching

Ranch earnings increased during the three months ended November 30, 2005 when compared with the same period a year ago ($0.5 million compared to $0.2 million for the quarters ended November 30, 2005 and 2004, respectively). Prices for beef products have improved during the current year compared with the prior year ($0.82 per pound average received on all cattle sold for the first quarter of fiscal year 2006, compared with $0.76 per pound average for the first quarter of fiscal 2005). The price increase is the primary cause for the increased profits in the current year.

Other Agricultural Operations

On October 24, 2005 Hurricane Wilma, a category three hurricane, swept through southwest Florida causing extensive damage to Alico Plant World greenhouses. As a result of the damage, normal business operations were disrupted resulting in lower sales and increased costs. This along with lower pricing required the Company to record a loss of $342 to write down inventory to net realized value.

General Corporate

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million cash in escrow. The Company will retain operating rights to the grove until residential development begins. The Company is exploring the possibility of a like-kind exchange regarding this transaction.

In October 2005, the Company through Alico-Agri, purchased approximately 291 acres in Polk County, Florida on October 11, 2005 for $9.2 million. The property contains 2,100 feet of road frontage on U.S. 27 and 2,600 feet of road frontage on County road 640. The property also includes approximately 2,640 feet of lakefront along Crooked Lake, a 6,000 acre lake. The Company identified the property as an exchange property under section 1031 of the Internal Revenue Code and intends to defer tax on $9.2 million of proceeds from the recently announced Ginn sale in connection with the acquisition.

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years after a final development order for the property is issued. The issuance of the final development order is in process and the first principal and interest installment under the contract will not be due until 12 months after the order is issued.

An agreement to sell the remaining property in Lee County is expected to close in fiscal year 2007. This contract is for a gross sales price of $75.5 million, consisting of $7.6 million in cash at closing with the balance payable as a 2.5% mortgage note receivable of $67.9 million. The Company is exploring its options under the contract, including the possibility of a like-kind exchange. The agreement is subject to various contingencies and there is no assurance that it will close or that it will close within the time period stated.

Agri-Insurance, Co. Ltd., a wholly owned subsidiary of Alico, Inc., wrote an insurance policy for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 48% of the Company’s common stock in 2004. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and the Company charged a premium of $45 thousand. Tri-County LLC discovered citrus canker in their groves in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure under the policy for this claim of $1.4 million.

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

Off Balance Sheet Arrangements
______________________________

The Company, through Agri, supplied catastrophic business interruption coverage for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 48% of the Company’s common stock. Total coverage under the policy was $2.7 million. This represents the only underwriting exposure at November 30, 2005. Citrus canker was discovered in a Tri-County Grove LLC citrus grove in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure under the policy for this claim of $1.4 million.

Premiums for coverages quoted are set by independent actuaries and underwriters hired by Agri based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history, as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

Disclosure of Contractual Obligations
_____________________________________

There have been no significant changes in the contractual obligations of the Company since the disclosure of this item on the Company’s last annual report on Form 10-K filed for the fiscal year ended August 31, 2005.

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $418 thousand during fiscal 2006 and $31 thousand in fiscal 2005.

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

Alico, Inc. insures its citrus trees against potential losses resulting from crop diseases, citrus canker and weather. In an effort to eradicate citrus canker, Florida law requires infected and exposed trees within 1900 feet of the canker find to be removed and destroyed. In the process of estimating insurance claims, the Company must estimate the number of trees that fall within the 1900 foot radius.

Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In an effort to eradicate the disease, Florida law required infected and exposed trees within 1900 feet of the canker find to be removed and destroyed. Since May 25, 2005, the Company has destroyed or marked for destruction 1,393 acres or 12% of its total citrus groves due to canker discoveries. Effective January 10, 2006, the USDA announced that trees within 1900 feet of a canker find would no longer be required to be destroyed, but that trees testing positive for canker would continue to be destroyed. Further guidelines are being developed.

The Company has estimated its losses due to citrus canker by applying the 1900 foot rule to canker finds through November 30, 2005. The announcement by the USDA will change the manner in which the Company treats losses resulting from citrus canker finds beginning with the second quarter of fiscal year 2006.

Hurricane Wilma, a category three hurricane, swept through southwest Florida on October 24, 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. In calculating the estimated amount of loss resulting from the hurricane, Management estimated the amount of crop loss and property damage. The estimates were based on information obtained from observation, provided by insurance claims adjusters, and discussions with other industry experts. These estimates will be revised as actual losses are confirmed.

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

In October 2003, the Internal Revenue Service began an examination of the Company tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for this proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no changes since the Company’s disclosure of this item on its last annual report on Form 10-K filed for the fiscal year ended August 31, 2005.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation of the Company's Annual Report on Form 10-K, as of August 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of August 31, 2005 constituted a material weakness within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.

The material weakness identified by the Company was disclosed in its Annual Report on Form 10-K, which was filed with the SEC on November 23, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2005, the Company's disclosure controls and procedures may not be effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).

Changes in internal control over financial reporting

Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in its Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. Management has therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its first quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

The current status of the Company's remediation efforts to address the material weakness in internal control over financial reporting identified in its Annual report for the year ended August 31, 2005 is as follows:

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

This material weakness resulted from a lack of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with generally accepted accounting principles. Specifically, monitoring controls to ensure journal entries are posted accurately and in a timely fashion were ineffective during the fiscal 2005 closing process. This resulted in a missed elimination entry to inter-company accounts and an incorrect entry to deferred income taxes and other comprehensive income. Although the missed or incorrect entries were not prevented or detected by the Company's existing system of internal controls, the entries were identified by the Company’s independent auditors, and were corrected and properly reflected in the fiscal 2005 year end financial statements.

Although the Company does not believe that the material weakness identified impacted any previously filed financial statements, the existence of a material weakness or weaknesses is an indication that there is more than a remote likelihood that a material misstatement of the Company's financial statements will not be prevented or detected in a future period.

Subsequent to the year ended August 31, 2005, the Company added a certified public accountant, a qualified and experienced financial reporting manager in the Accounting Department to ensure that it has sufficient depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with generally accepted accounting principles. Management will continue to evaluate the progress and abilities of accounting personnel in order to assess whether the weakness has been effectively remediated. The Company also plans to enhance and strengthen its written accounting and reporting policies pertaining to the elimination of inter-company balances and will train employees with respect to the new policies. Additionally, the Company has purchased accounting software specifically designed to handle consolidating entries, schedules and issues. While the remediation measures are expected to improve the design and effectiveness of the Company's internal control over financial reporting, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Management is committed to correcting this material weakness.

As a result of the material weakness identified above, we have concluded that as of August 31, 2005, the Company did not maintain effective internal control over financial reporting.

FORM 10-Q
PART II. OTHER INFORMATION

ITEM 1. has been omitted as there are no items to report during this interim period.

ITEM 2. Unregistered sales of Equity Securities

On November 30, 2005 pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005, the Company issued 6,447 shares of its common stock as restricted shares privately placed in reliance on rule 144 to the independent directors as follows:

                                                                                         Evelyn D’An                    725 shares
                                                                                         Phillip S. Dingle               896 shares
                                                                                         Gregory T. Mutz           2,809 shares
                                                                                         Charles L. Palmer             923 shares
                                                                                         Gordon Walker             1,094 shares

The Directors received the shares in lieu of cash Director fees as provided under the Director Compensation Plan. The Company did not receive any cash for these transactions.

The following table provides information relating to purchases by Alico, Inc. of Alico, Inc. common shares on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for the first quarter of fiscal 2006:

Date	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs

11/28/2005	10,000	$45.98	10,000	$919,600

ITEM 4. Submission of matters to a vote of security holders.

On January 6, 2006 the Company held its annual meeting of stockholders. At the meeting, the Company’s stockholders voted to elect the following persons to the Company’s Board of Directors, each of whom was named as a director nominee in the Company’s proxy statement dated as of December 8, 2005: John R. Alexander, Robert E. Lee Caswell, Evelyn D’An, Phillip S. Dingle, Gregory T. Mutz, Charles Palmer, Baxter G. Troutman and Gordon Walker.  The results of the votes were as follows:

Director elections	For	Withheld	Abstentions	Broker non votes
John R. Alexander	6,625,570	372,597	0	0
Robert E. Lee Caswell	6,667,511	330,656	0	0
Evelyn D'an	6,658,721	339,446	0	0
Phillip S. Dingle	6,662,561	335,606	0	0
Gregory T. Mutz	6,634,356	363,811	0	0
Charles Palmer	6,673,833	324,334	0	0
Baxter Troutman	6,639,875	358,292	0	0
Gordon Walker	6,659,051	339,116	0	0

ITEM 5 has been omitted as there are no items to report during this interim period.

ITEM 6. Exhibits

Exhibit 3.1 Restated Certificate of Incorporation, dated February 17, 1971, as amended (incorporated by reference to the Company’s Registration Statement on form S-1, File No. 2-43156).
Exhibit 3.2 Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).
Exhibit 10 Loan Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2005).
Exhibit 11 Computation of Earnings per share November 30, 2005.
Exhibit 31.1 Rule 13a-14(a) certification.
Exhibit 31.2 Rule 13a-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

January 17, 2006
John R. Alexander
Chairman
Chief Executive Officer
(Signature)

January 17, 2006
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

January 17, 2006
Jerald R. Koesters
Controller
(Signature)