Form 10-Q
period 2006-04-10
ALICO INC
filed 2006-04-10
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number: 0-261

Alico, Inc.
(Exact name of registrant as specified in its charter)

Florida       59-0906081
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

P.O. Box 338, LaBelle, FL       33975
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: 863-675-2966

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X] No

There were 7,367,369 shares of common stock, par value $1.00 per share, outstanding at April 7, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands except per share data)

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenue:
Citrus	$ 12,766	$ 9,586	$ 13,974	$ 10,465
Sugarcane and sod	5,144	5,286	7,130	7,739
Cattle	426	2,184	2,650	4,319
Plants, vegetables and trees	2,516	953	3,082	1,581
Rock & sand royalties	256	847	492	1,727
Oil lease & land rentals	376	432	793	908
Retail land sales	7	110	32	297

Operating revenue	21,491	19,398	28,153	27,036

Cost of sales:
Citrus production, harvesting & marketing	10,961	8,734	11,549	8,809
Sugarcane and sod production, harvesting & hauling	4,838	5,258	7,461	7,337
Cattle	318	1,709	2,029	3,611
Plants, vegetables and trees	2,122	844	2,997	1,399
Retail land sales	5	39	16	141
Casualty (recovery) loss	(2,941)	-	2,766	408

Total costs of sales	15,303	16,584	26,818	21,705

Gross profit	6,188	2,814	1,335	5,331
General & administrative expenses	2,623	3,717	4,447	5,451

Income (loss) from operations	3,565	(903)	(3,112)	(120)

Other income (expenses):
Sale of real estate	-	-	5,555	-
Cost of real estate sold	-	-	1,162	-
Net profit on the sale of real estate	-	-	4,393	-

Interest & investment income	1,499	1,305	6,484	2,569
Interest expense	(793)	(560)	(1,784)	(1,068)
Other	49	44	138	12

Total other income, net	755	789	9,231	1,513

Income (loss) before income taxes	4,320	(114)	6,119	1,393
Provision for income taxes	1,653	(103)	2,299	439

Net income (loss)	$2,667	$(11)	$3,820	$954

Weighted-average number of shares outstanding	7,365	7,316	7,367	7,314

Per share amounts:
Basic	$0.36	$(0.00)	$0.52	$0.13
Fully diluted	$0.36	$(0.00)	$0.52	$0.13
Dividends declared	$0.25	$-	$0.50	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2006	August 31,
	(unaudited)	2005
ASSETS

Current assets:
Cash and cash equivalents	$ 23,794	$ 13,384
Marketable securities available for sale	51,132	70,824
Accounts receivable	13,068	11,216
Mortgages and notes receivable, current portion	416	2,370
Inventories	16,756	20,902
Deposits in escrow	5,160	6,812
Land inventories	1,223	1,809
Other current assets	1,110	1,660

Total current assets	112,659	128,977

Mortgages and note receivable, net of current portion	9,891	6,395
Other assets	2,432	692
Cash surrender value of life insurance, designated	5,765	5,676
Property, buildings and equipment	167,747	150,997
Less: accumulated depreciation	(46,596)	(45,043)

Total assets	$251,898	$247,694

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2006	August 31,
	(unaudited)	2005
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 6,326	$ 2,180
Current portion of notes payable	3,312	3,309
Accrued expenses	2,648	3,588
Insurance claims payable	1,381	1,404
Dividend payable	1,844	1,842
Accrued ad valorem taxes	393	2,008
Deferred income taxes	1,493	2,280
Retirement benefits payable	539	432
Current portion of donation payable	773	776

Total current liabilities	18,709	17,819

Notes payable, net of current portion	54,492	48,039
Deferred income taxes	12,941	13,424
Deferred retirement benefits	4,109	4,376
Commissions payable	2,833	2,125
Other non-current liability	16,954	16,954
Donation payable	-	771

Total liabilities	110,038	103,508

Stockholders' equity:

Common stock	7,375	7,369
Additional paid in capital	9,386	9,183
Treasury stock	(433)	-
Accumulated other comprehensive (loss) income	(73)	2,195
Retained earnings	125,605	125,439

Total stockholders' equity	141,860	144,186

Total liabilities and stockholders' equity	$251,898	$247,694

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	Feb. 28,	Feb. 28,
	2006	2005

Cash flows from operating activities:

Net cash provided by operating activities	$ 2,802	$ 383

Cash flows from investing activities:

Purchases of property and equipment	(17,515)	(9,587)
Proceeds from sale of real estate	7,239	102
Proceeds from sales of property and equipment	2,562	570
Purchases of marketable securities	(81,473)	(22,733)
Proceeds from sales of marketable securities	94,138	4,181
Note receivable collections	113	10,102

Net cash provided by (used for) investing activities	5,064	(17,365)

Cash flows from financing activities:

Repayment of bank loan	(41,789)	(7,917)
Proceeds from bank loan	48,245	13,090
Proceeds (used for) provided by stock transactions	(224)	148
Dividends paid	(3,688)	-

Net cash provided by financing activities	2,544	5,321

Net increase (decrease) in cash and cash equivalents	$10,410	$(11,661)

Cash and cash investments:
At beginning of period	$13,384	$24,299

At end of period	$23,794	$12,638

	Six months ended
	Feb. 28,	Feb. 28,
	2006	2005

Supplemental disclosures of cash flow information

Cash paid for interest, net of amount capitalized	1,547	1,089

Cash paid for income taxes	918	2,411

Net cash investing activities:
Issuance of mortgage notes	29	194
Fair value adjustments to securities available for sale
net of tax effects	(2,268)	1,723
Reclassification of breeding herd to property and
equipment	516	562

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)

1. Basis of financial statement presentation:

The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (“Saddlebag”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the "Company") after elimination of all significant intercompany balances and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2005. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 2006 and August 31, 2005 and the consolidated results of operations for the three and six month periods ended February 28, 2006 and 2005, and the consolidated cash flows for the six month periods ended February 28, 2006 and 2005.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $257 thousand for the quarter ended February 28, 2006, $418 thousand for the quarter ended November 30, 2005 and $31 thousand for the quarter ended November 30, 2004.

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million on February 13, 2006. The purchase was made in order to provide Alico with additional marketing expertise and with the ability to harvest its own fruit crop. Bowen’s operations generated revenues of $5.7 million and expenses of $5.7 million for the period from the date of acquisition to February 28, 2006.

The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2005 have been reclassified to conform to the 2006 presentation.

2. Real Estate:

Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria are met including whether the profit is determinable, collectibility of the sales price is reasonably assured and the earnings process is complete.

In October 2005, the Company through Alico-Agri Ltd., purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million.

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

The cost and estimated fair values of marketable securities available for sale at February 28, 2006 and August 31, 2005 were as follows:
	February 28, 2006				August 31, 2005
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$-	$-	$-	$-	$1,363	$81	$(17)	$1,427
Common stocks	69		(5)	64	6,483	1,066	(218)	7,331
Mutual funds	150	4	-	154	17,029	2,846	(86)	19,789

Total equity securities	219	4	(5)	218	24,875	3,993	(321)	28,547

Debt securities

Municipal bonds	33,622	125	(17)	33,730	20,548	74	-	20,622
Mutual funds	220	-	-	220	4,344	155	(76)	4,423
Fixed maturity funds	3,113		(4)	3,109	2,799	-	(41)	2,758
Corporate bonds	14,071	-	(216)	13,855	14,897	12	(435)	14,474

Total debt securities	51,026	125	(237)	50,914	42,588	241	(552)	42,277

Marketable securities
available for sale	$51,245	$129	$(242)	$51,132	$67,463	$4,234	$(873)	$70,824

The aggregate fair value of investments in debt instruments with a cost basis of $50,806 (net of mutual funds of $220) as of February 28, 2006 by contractual maturity date, consisted of the following:
                                                                                                                                                                                                                                                                                       Aggregate
                                                                                                                                                                                                                                                                                        Fair Value
Due within 1 year	$ 29,202
Due between 1 and 2 years	5,225
Due between 2 and 3 years	2,735
Due between 3 and 4 years	134
Due between 4 and 5 years	272
Due beyond five years	13,126
Total	$50,694

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 28, 2006.

February 28, 2006 (unaudited)

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Preferred stocks	$ -	$ -	$ -	$ -	$ -	$ -
Common stocks	64	5	-	-	64	5
Equity mutual funds	-	-	-	-	-	-
Municipal bonds	8,075	17	-	-	8,075	17
Debt mutual funds	-	-	-	-	-	-
Fixed maturity funds	1,453	4	-	-	1,453	4
Corporate bonds	10,905	108	2,949	108	13,854	216
Total	$20,497	$134	$2,949	$108	$23,446	$242

Net realized gains on the sale of securities for the six months ended February 28, 2006 and 2005 were $3.3 million and $0.5 million, respectively.

Equity securities and funds.
During the first six months, Management decided to sell its equity investments and to reinvest in liquid debt securities. As of February 28, 2006, total equity investments had been reduced to $218 thousand.

Debt instruments and funds. The unrealized losses on municipal bonds and corporate bonds were primarily due to changes in interest rates. At February 28, 2006 the Company held loss positions in 85 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of February 28, 2006.

4. Mortgage and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances are as follows:

	February 28,
	2006	August 31,
	(unaudited)	2005

Mortgage notes receivable on retail land sales	$ 504	$ 580
Mortgage notes receivable on bulk land sales	56,976	56,976
Other notes receivable	2	10

Total mortgage and notes receivable	57,482	57,566
Less: Deferred revenue	(44,581)	(46,207)
Discount on note to impute market interest	(2,594)	(2,594)
Current portion	(416)	(2,370)

Non-current portion	$9,891	$6,395

Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20% or property to be developed after two years equal 25%, of the contract sales price according to the installment sales method. At February 28, 2006 the Company had deferred revenue of $44.6 million related to commercial real estate, which was sold subject to a mortgage note receivable.

Profits from commercial real estate sales are discounted to reflect the market rate of interest where the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. At February 28, 2006, the Company had an imputed interest discount of $2.6 million recorded in mortgages and notes receivable.

5. Inventories:

A summary of the Company's inventories is shown below:

	February 28,
	2006	August 31,
	(unaudited)	2005

Unharvested fruit crop on trees	$ 7,063	$ 8,176
Unharvested sugarcane	2,369	5,691
Beef cattle	6,026	5,024
Unharvested sod	678	831
Plants in greenhouses	534	1,156
Unharvested vegetables	86	24

Total inventories	$16,756	$20,902

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

Crop damages estimated during the first quarter as a result of hurricane Wilma were replaced by actual results as harvests were completed. The Company originally estimated damages to its sugarcane crop at 50% due to water and wind damage. As actual harvests have been completed, the damage was determined to total 14% of the original crop estimate and the casualty loss was adjusted by $2.7 million during the quarter ended February 28, 2006. The Company recognized losses resulting from damages to inventory from the hurricanes as follows: (see also note 15)

	Three Months ended		Six Months ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Unharvested citrus	$141	$408	$3,589	$408
Unharvested sugarcane	(2,697)	-	313	-
Unharvested vegetables	-	-	147	-

Total inventory losses	$(2,556)	$408	$4,049	$408

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company determined that its inventories for sugarcane and plants in greenhouses had accumulated costs in excess of their estimated net realizable value. The Company recorded losses of $834 and $346 for its sugarcane and plants, during the first quarter of fiscal year 2006, respectively, and $517 and $463, respectively during the six months ended February 28, 2006. The cost bases of other inventories were below their estimated net realizable values at February 28, 2005.

6. Income taxes:

The provision for income taxes for the six months ended February 28, 2006 and 2005 is summarized as follows:

	Three months ended		Six months ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Current:
Federal income tax	$ 391	$ (19)	$ 888	$ 414
State income tax	41	(2)	94	44
	432	(21)	982	458

Deferred:
Federal income tax	1,103	(74)	1,190	(17)
State income tax	118	(8)	127	(2)
	1,221	(82)	1,317	(19)

Total provision for income taxes	$1,653	$(103)	$2,299	$439

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office of the IRS to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter.

The Revenue Agent's report regarding Alico could be issued within the current fiscal year. See also note 8 to the condensed consolidated financial statements.  Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax-exempt entity.

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

Under the Credit Facility it is an event of default if the Company fails to make the payments required of it or otherwise to fulfill the provisions and covenants applicable to it. In the event of default, the Loan shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Note. Alternatively, in the event of default the lender may, at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Loan, accrued interest and all other obligations immediately due and payable. The Company is currently in compliance with all of the covenants and provisions of the agreement.

The Credit Facility also contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain Debt, Current and Fixed Charge Coverage Ratios, and set limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

Outstanding debts under the Company’s various loan agreements were as follows at February 28, 2006:

February 28, 2006
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (h)	Collateral
a) Revolving credit line	$ 45,420	$ 129,580	Libor +1%	7680 acres
b) Term loan	2,000	-	5.80%	Unsecured
c) Mortgage note payable	10,239	-	6.68%	Real estate
d) Other	145	-	7.00%	Real estate
Total	$57,804	$129,580

August 31, 2005
	Additional
	Principal	Credit	Interest
	Balance	Available	Rate (h)	Collateral
b) Term loan	$4,000	-	5.80%	Unsecured
c) Mortgage note payable	10,872	-	6.68%	Real estate
d) Other	146	-	7.00%	Real estate
e) Revolving credit line	21,330	4,670	Libor +1%	Unsecured
f) Demand note	-	3,000	Libor +1%	Unsecured
g) Revolving credit line	15,000	-	Libor +1%	Unsecured
Total	$51,348	$7,670

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
g) Line of credit with commerical lender, refinanced in October, 2005
h) The Libor rate was 4.63% at February 28, 2006 and 3.87% at August 31, 2005.

Maturities of the Company's debt at February 28, 2006 is as follows:

Due within 1 year		$3,312
Due between 1 and 2 years		1,315
Due between 2 and 3 years		1,318
Due between 3 and 4 years		1,267
Due between 4 and 5 years		46,687
Due beyond five years		3,905
Total		$57,804

Interest costs expensed and capitalized to property, buildings and equipment were as follows:
	Three months ended		Six months ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expense	$ 793	$ 560	$ 1,784	$ 1,068
Interest capitalized	31	53	48	104

Total interest cost	$824	$613	$1,832	$1,172

 8. Other non-current liability:

Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverage for the increasing number and potential severity of agricultural events. Such events include citrus canker, crop diseases, livestock related maladies and weather. Alico’s goal included not only pre-funding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it was successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at February 28, 2006 and August 31, 2005 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challenge will be made and probable that it may be successful as to some of the possible assertions, Management has provided for the contingency.

Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax-exempt entity.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. Management intends, however, to contest any assertion that additional tax is owed. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

9. Dividends:

A regular quarterly dividend of $0.25 per share was paid to stockholders of record as of December 31, 2005 on January 15, 2006. A shareholders meeting held on January 6, 2006, the Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of March 31, 2006 with payment expected on or about April 15, 2006. At its meeting on March 31, 2006 the Board of Directors declared a regular quarterly dividend of $0.25 per share payable to stockholders of record as of June 30, 2006, with payment expected on or around July 15, 2006.

10. Disclosures about reportable segments:

Alico has four reportable segments: Citrus groves, citrus purchasing, harvesting and marketing (Bowen Brothers Fruit, LLC), sugarcane and sod, and cattle. Citrus groves and citrus purchasing, harvesting and marketing are consolidated under the caption "citrus" on the Company's Statement of Operations.  The goods and services produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million on February 13, 2006. The purchase was made in order to provide Alico with additional marketing expertise and with the ability to harvest its own fruit crop. Bowen is a citrus company that is a purchaser, harvester and marketer of citrus fruit.  The revenue and expenses for Bowen are consolidated with the Company's citrus groves on the Statement of Operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10K filed for the fiscal year ended August 31, 2005. Alico, Inc. evaluates performance based on profit or loss from operations before income taxes. Alico, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different management techniques, knowledge and skills.

The following table presents information (unaudited) for each of the Company's operating segments:

	Three months ended		Six months ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2006	2005	2006	2005
Citrus
Groves
Revenue	$7,044	$9,586	$8,252	$10,465
Costs and expenses	5,241	8,734	5,829	8,809

Segment profit	1,803	852	2,423	1,656

Depreciation	$647	$596	1,274	1,215

Segment assets			$47,320	$53,728

	Three months ended		Six months ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2006	2005	2006	2005
Purchasing, Harvesting
and Marketing
Revenue	$ 5,722	-	$ 5,722	-
Costs and expenses	5,720	-	5,720	-

Segment profit	2	-	2	-

Depr & Amortization	$298	$-	$298	$-

Segment assets			$5,908	$-

Total Citrus
Revenue	$12,766	$9,586	$13,974	$10,465
Costs and expenses	10,961	8,734	11,549	8,809

Segment profit	1,805	852	2,425	1,656

Depr & Amortization	$945	$596	$1,572	$1,215

Segment assets			$53,228	$53,728

Sugarcane and sod
Revenue	$5,144	$5,286	$7,130	$7,739
Costs and expenses	4,838	5,258	7,461	7,337

Segment profit (loss)	306	28	(331)	402

Depreciation	$451	$550	$948	$1,077

Segment assets			$49,184	$49,397

Cattle
Revenue	$426	$2,184	$2,650	$4,319
Costs and expenses	318	1,709	2,029	3,611

Segment profit	108	475	621	708

Depreciation	$411	$378	$824	$753

Segment assets			$22,604	$20,862

	Three months ended		Six months ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2006	2005	2006	2005

Other
Revenue	$ 4,703	$ 3,659	$ 16,576	$ ,094
Costs and expenses	2,602	5,128	13,172	8,467

Segment profit (loss)	2,101	(1,469)	3,404	(1,373)

Depreciation	$399	$242	$567	$426

Segment assets			$126,882	$120,531

Total
Revenue	$23,039	$20,715	$40,330	$29,617
Costs and expenses	18,719	20,829	34,211	28,224

Segment profit (loss)	4,320	(114)	6,119	1,393

Depr & Amortization	$2,206	$1,766	$3,911	$3,471

Segment assets			$251,898	$244,518

11. Stock Compensation Plans:

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

No stock options were issued during the six months ended February 28, 2006 and 2005. Because no stock options were issued during the periods, there was no difference in net income and proforma net income for the six month periods ended February 28, 2006 and 2005.

At February 28, 2006 and August 31, 2005, there were 16,371 stock options fully vested and exercisable and 292,844 stock options available for grant.

12. Other Comprehensive Income:

Other comprehensive income, arising from market fluctuations in the Company's securities portfolio, was as follows:

ALICO, INC.
Schedule of Other Comprehensive Income
(unaudited)
(in thousands)

	For the three months ended		For the six months ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2006	2005	2006	2005
Accumulated Other Comprehensive Income
(loss) at beginning of period	$(214)	$3,327	$2,195	$1,529

Unrealized Security gains (losses)	212	(235)	(2,306)	1,878
Taxes provided for unrealized (gains) losses	(71)	160	38	(155)

Other Comprehensive Income	141	(75)	(2,268)	1,723

Accumulated Other Comprehensive Income	$(73)	$3,252	$(73)	$3,252

13. Future Application of Accounting Standards:

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

14. Treasury Stock

The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for the first six months of fiscal 2006:
Date	Total Number of Shares Purchased	Average price paid per share	Total Dollar value of shares purchased

11/28/2005	10,000	$43.30	$433,000

The Company may purchase an additional 20,000 shares pursuant to the approved Director Compensation Plan.

15. Casualty Losses:

Hurricane Wilma caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Additionally, canker was confirmed in three groves totaling 420 acres. During August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The Company recognized (recoveries) losses resulting from damages caused by the hurricanes and canker as follows:
                                                                                                                                                                              Three months ended                                                      Six months ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Inventoried costs	$ (2,556)	$ -	$ 4,049	$ 408
Basis of property and equipment	(1,094)	-	$875	-
Insurance proceeds received	709	-	$(2,158)	-
Insurance proceeds receivable	-	-	-	-

Total casualty (recoveries)
losses to inventories	$(2,941)	$-	$2,766	$408

Crop damages estimated during the three months ended November 30, 2005 as a result of hurricane Wilma were replaced by actual results as harvests were completed. The Company originally estimated damages to its sugarcane crop at 50% due to water and wind damage. As actual harvests have been completed, the damage was discovered to total 14% of the original crop estimate and $2.7 million of the casualty loss was recovered and recognized for the three months ended February 28, 2006.

Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. Prior to January 10, 2006, Florida law required infected and exposed trees within 1900 feet of the canker find to be removed and destroyed.  The Company’s policy was to recognize a loss estimated as the total destruction of all trees within 1900 feet of the canker find as soon as canker was confirmed. This estimate of loss damage preceded the actual destruction of the trees. During the second quarter, the USDA suspended the rule requiring the destruction of citrus groves testing positive for canker. When the USDA suspended the rule requiring the destruction of citrus groves, those portions of grove that were previously estimated as lost but had not yet been destroyed were reestablished, reducing the casualty loss accrued. The adjustment related to the recovery of previously estimated canker losses was $244 for the three months ended February 28, 2006.

16. Subsequent Event:

The Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of March 31, 2006 with payment expected on or about April 15, 2006. The Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of June 30, 2006 with payment expected on or about July 15, 2006.

In April 2006, the Company entered into a contract for the purchase of a 523 acre mine site for rock and fill. The purchase price for this property is $10.6 million. The contract is currently in the due diligence period. The property was identified in January 2006 as a possible 1031 exchange candidate for the sale of the 280 acre orange grove that closed in November 2005. There is no assurance this contract will close.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $94.0 million at February 28, 2006, from $111.2 million at August 31, 2005. As of February 28, 2006, the Company had cash and cash equivalents of $23.8 million compared to $13.4 million at August 31, 2005. Marketable securities decreased to $51.1 million from $70.8 million during the same period. The ratio of current assets to current liabilities decreased to 6.02 to 1 at February 28, 2006 from 7.24 to 1 at August 31, 2005. Total assets increased by $4.2 million to $251.9 million at February 28, 2006, compared to $247.7 million at August 31, 2005.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments, which provide for revolving credit of up to $175.0 million, of which $129.6 million was available for the Company's use at February 28, 2006 (see Note 7 to condensed consolidated financial statements).

Hurricane Wilma, a category three hurricane, swept through southwest Florida on October 24, 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company has recorded an estimated casualty loss of $2.8 million (net of expected insurance proceeds) of damages to crop inventories and property and equipment resulting from the hurricane.

Management expects continued profitability from the Company’s agricultural operations in fiscal 2006, but at reduced levels from fiscal year 2005, mostly due to losses experienced during the hurricane.

Gross profits from citrus operations are expected to remain profitable in fiscal year 2006. Due to increased citrus canker discoveries, hurricane damage, and real estate development in
Florida, the Florida citrus crop is forecast to be much smaller than the previous five year average. The smaller crop is expected to cause the unit price of citrus products to increase and may cause profits from the citrus division to equal or exceed those of the prior year.

Management expects sugarcane operations to post a loss in fiscal year 2006, due to the damages experienced in the hurricane. The Company’s cattle operations in fiscal year 2006 are expected to remain profitable but at lower levels than in fiscal year 2005. To take advantage of favorable market conditions in fiscal year 2005, the Company elected to sell a portion of its calves instead of delivering them to feedlots for later sales. This decision resulted in a decrease of beef cattle inventory at August 31, 2005 and is expected to result in fewer cattle available for sale in fiscal year 2006 compared with fiscal year 2005.

Cash outlays for land, equipment, buildings, and other improvements totaled $17.5 million during the six months ended February 28, 2006, compared to $9.6 million during the six months ended February 28, 2005. In February 2006, Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. In September 2004, the Company, through Alico-Agri Ltd., purchased the assets of La Belle Plant World, Inc. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment.

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

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years after a final development order for the property is issued. The first principal and interest installment under the contract will not be due until 12 months after the order is issued. The development order has not yet been issued; however, in any event the first installment is due and payable in July 2008, if not paid before that date.

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

The Company, through Agri, supplied catastrophic business interruption coverage for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 48% of the Company’s common stock. Total coverage under the policy was $2.7 million. This represents the only underwriting exposure at February 28, 2006. Citrus canker was discovered in a Tri-County Grove LLC citrus grove in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure of Agri under the policy for this claim of $1.4 million. The claim was paid in full in March of 2006.

In April 2006, the Company entered into a contract for the purchase of a 523 acre mine site for rock and fill. The purchase price for this property is $10.6 million. The contract is currently in the due diligence period. The property was identified in January 2006 as a possible 1031 exchange candidate for the sale of the 280 acre orange grove that closed in November 2005. There is no assurance this contract will close.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million cash placed in escrow. The Company will retain operating rights to the grove until residential development begins. As noted in the preceding paragraph, the Company is exploring the possibility of a like-kind exchange regarding this transaction.
The Company paid a regular quarterly dividend of $0.25 per share to shareholders of record as of September 30, 2005 on October 15, 2005. Additionally, the Company paid a quarterly dividend of $0.25 per share to stockholders of record as of December 31, 2005 on January 15, 2006. At its Board of Directors meeting immediately following the annual shareholders meeting on January 6, 2006, the Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of March 31, with payment expected on or about April 15, 2006. At its March Board meeting, the Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of June 30, 2006 with payment expected on or about July 15, 2006.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004 that challenged Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico. Management intends, however, to contest any assertion that additional tax is owed. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three and six months ended February 28, 2006 was $2.7 million and $3.8 million respectively compared with net income of $0.0 and $1.0 million for the three and six months ended February 28, 2005, respectively. Increased net pretax profit from operations during the second quarter ($3.6 million for the three months ended February 28, 2006 compared with a loss of $0.9 million for the three months ended February 28, 2005) was the primary cause of the increase. For the six months ended February 28, 2006, bulk real estate sales ($4.4 million compared with $0.0 million for the six months ended February 28, 2006 and February 28, 2005, respectively) and interest and investment income ($6.5 million for the six months ended February 28, 2006 compared with $2.6 million for the six months ended February 28, 2005) offset the increased losses from casualties ($2.8 million for the six months ended February 28, 2006 compared with $0.4 million for the six months ended February 28, 2005).

Pretax income from operations was $3.6 million for the quarter ended February 28, 2006 compared with a loss of $0.9 million for the quarter ended February 28, 2005. The increase was primarily due to a favorable change in estimate of $2.9 million resulting from crop recoveries previously recognized as casualty losses. On January 20, 2006, the USDA suspended the rule requiring the destruction of citrus groves testing positive for canker. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. Prior to January 10, 2006, Florida law required infected and exposed trees within 1900 feet of the canker find to be removed and destroyed.  The Company’s policy was to recognize a loss estimated as the total destruction of all trees within 1900 feet of the canker find as soon as canker was confirmed. This estimate of loss damage preceded the actual destruction of the trees. When the USDA suspended the rule requiring the destruction of citrus groves, those portions of grove that were previously estimated as lost but had not yet been destroyed were reestablished resulting in a reduction of previously recorded casualty losses of $0.2 million for the quarter ended February 28, 2006.

Additionally, crop damages estimated during the three months ended November 30, 2006 as a result of hurricane Wilma were replaced by actual results, resulting in a recovery of previously recognized casualty losses of $2.7 million for the quarter ended February 28, 2006.
Operations reported a pretax loss of $3.1 million for the six months ended February 28, 2006, compared with a pretax loss of $0.1 million for the six months ended February 28, 2005. A casualty loss related to citrus canker and Hurricane damages of $2.8 million coupled with a loss from sugarcane and sod operations of $0.3 million were the primary components of the loss for the first six months of fiscal year 2006 compared with a casualty loss of $0.4 million and a profit from sugarcane and sod operations of $0.4 million for the first six months of fiscal year 2005.

Pretax income from rock and sand royalties decreased to $0.3 million and $0.5 million for the three and six month periods ended February 28, 2006, respectively compared with $0.8 million and $1.7 million for the three and six month periods ended February 28, 2005, respectively. The property where a large rock mine was located was sold in July 2005. The Company has begun limited mining operations on a new site and is currently exploring alternative sites for rock mines. Pretax income from agricultural operations (excluding casualty losses) increased by $1.1 million to $2.6 million for the three months ended February 28, 2006 compared with $1.5 million for the three months ended February 28, 2005. Pretax income from agricultural operations (excluding casualty losses) declined by $0.1 million to $2.8 million during the six months ended February 28, 2006 when compared with $2.9 million for the six months ended February 28, 2005. The factors causing the decline in pretax income from agricultural operations are discussed in detail below.

Citrus

The Citrus division recorded profits of $1.8 million and $2.4 million for the quarter and six months ended February 28, 2006, respectively, compared with $0.9 million and $1.7 million for the quarter and six months ended February 28, 2005. Hurricanes, citrus canker finds and increased real estate development in the central and southern portions of Florida where the majority of citrus is produced have combined to reduce the supply of citrus for the past two years, resulting in price increases for citrus products across the industry. During the first six months of fiscal year 2006 the Company has averaged $6.80 per box for its citrus products as compared with $5.43 per box for the same period in the prior fiscal year, causing the current year profit to increase.

The price increase described above has served to more than offset the damages caused by hurricane Wilma. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Due primarily to the damages caused by hurricane Wilma, the Company estimates its total citrus harvest for fiscal year 2006 at 3.2 million boxes, compared with 4.0 million for fiscal year 2005 and 4.4 million for fiscal year 2004.

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million on February 13, 2006. The purchase was made in order to provide Alico with additional marketing expertise and with the ability to harvest its own fruit crop. Bowen’s operations generated revenues of $5.7 million and expenses of $5.7 million for the period from the date of acquisition to February 28, 2006. A portion of the purchase price was allocated to intangible assets and generated an amortization cost of $0.3 million during the period, which was included in the $5.7 million of total expenses reported. Bowen’s operations are seasonal in nature and the results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Management estimates that Bowen will breakeven during fiscal 2006.

Sugarcane and Sod

Sugarcane and sod generated a profit of $0.3 million for the three months ended February 28, 2006 compared with earnings of $0.0 million for the three months ended February 28, 2005. Sugarcane harvests exceeded the post hurricane estimate during the second quarter of fiscal year 2006, resulting in a profit for the period. For the six months ended February 28, 2006 and 2005, the sugarcane and sod division generated a loss of $0.3 million and a profit of $0.4 million, respectively. Fertilizer is the largest component of production costs for the
Company’s sugarcane crop. Due to price increases in the cost of fuel used to produce fertilizer beginning in fiscal 2005, fertilizer prices increased 23% over their prior year levels. The increased price of fertilizer caused the Company’s production costs per ton to rise above the expected net realizable value. As a result, the Company adjusted its inventoried sugarcane crop by $517 thousand for the six months ended February 28, 2006, charging it to cost of sales. This adjustment, caused by the price increase in fertilizer described above, was the primary cause of the loss for the six months ended February 28, 2006.

Cattle

Cattle profits were $0.1 million and $0.6 million for the three and six months ended February 28, 2006, respectively, compared with $0.5 million and $0.7 million for the three and six months ended February 28, 2005. The number of cattle sold was less during the first six months of fiscal year 2006 than for the same period in the prior fiscal year (3,285 for the first six months of fiscal year 2006 compared with 5,206 for the first six months of fiscal year 2005). During fiscal year 2005, in order to take advantage of record high prices for calves, the Company sold a portion of its calf crop that would have normally been delivered to western feedlots. Calves delivered to western feedlots require an additional nine months of preparation before they are ready for sale. Due to the sale of the calves in the prior fiscal year as described above, fewer animals were available for sale in the current fiscal year.

Prices for beef cattle have improved during the current year compared with the prior year ($0.82 per pound average received on all cattle sold for the first six months of fiscal year 2006, compared with $0.77 per pound average for the first six months of fiscal 2005). The price increase has served to offset the reduced number of cattle sold.

Other Agricultural Operations

The Company also sells vegetable transplants through its subsidiary, Alico Plant World, LLC, as well as native plants from its ranch location, and produces and sells corn and beans. Income from these operations totaled $0.4 million and $0.1 million for the three and six months ended February 28, 2006, respectively. Income from plants, vegetables and trees was $0.1 million and $0.2 million for the three and six month periods ended February 28, 2005, respectively.

General Corporate

In April 2006, the Company has entered into a contract for the purchase of a 523 acre mine site for rock and fill. The purchase price for this property is $10.6 million. The contract is currently in the due diligence period. The property was identified in January 2006 as a possible 1031 exchange candidate for the sale of the 280 acre orange grove that closed in November 2005. There is no assurance this contract will close.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million cash placed in escrow. The Company will retain operating rights to the grove until residential development begins. As noted in the preceding paragraph, the Company is exploring the possibility of a like-kind exchange regarding this transaction.

The Company through Alico-Agri Ltd., purchased approximately 291 acres in Polk County, Florida on October 11, 2005 for $9.2 million. The property contains 2,100 feet of road frontage on U.S. 27 and 2,600 feet of road frontage on County road 640. The property also includes approximately 2,640 feet of lakefront along Crooked Lake, a 6,000 acre lake. The Company identified the property as an exchange property under section 1031 of the Internal Revenue Code and intends to defer tax on $9.2 million of proceeds from the sale of a Lee County parcel that closed in escrow in July 2005 and is described below.

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years after a final development order for the property is issued. The first principal and interest installment under the contract will not be due until 12 months after the order is issued. The development order has not yet been issued; however, in any event the first installment is due and payable in July 2008, if not paid before that date.

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

Agri-Insurance, Co. Ltd., a wholly owned subsidiary of Alico, Inc., wrote an insurance policy for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 48% of the Company’s common stock in 2004. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and the Company charged a premium of $45 thousand. Tri-County Grove LLC discovered citrus canker in their groves in 2005, requiring the total destruction of the majority of their citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure under the policy for this claim of $1.4 million. The claim was paid in full in March of 2006.

Premiums for coverages quoted are set by independent actuaries and underwriters hired by Agri based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history, as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

In September 2004, the Company, through Alico-Agri Ltd., purchased the assets of La Belle Plant World, Inc., a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC ("Plant World") was set up as a wholly owned subsidiary of Alico-Agri, Ltd to operate these assets.

Off Balance Sheet Arrangements
______________________________

The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into forward purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by forward sales contracts. The total forward purchase contracts under these agreements totaled $8.9 million at February 28, 2006. All of these purchases were covered by forward sales agreements. None of these agreements were in a net loss position as of February 28, 2006. All of these contracts will be fulfilled by the end of the fiscal year 2006. Additionally, the Company hedges its fuel requirements through the purchase of fuel stocks at fixed prices for future deliveries. The net obligations under these arrangement totaled $79 thousand at February 28, 2006. Deliveries under these contracts will occur before May 31, 2006.

In April 2006, the Company entered into a contract for the purchase of a 523 acre mine site for rock and fill. The purchase price for this property is $10.6 million. The contract is currently in the due diligence period. The property was identified in January 2006 as a possible 1031 exchange candidate for the sale of the 280 acre orange grove that closed in November 2005.

Disclosure of Contractual Obligations
_____________________________________

The contractual obligations of the Company at February 28, 2006 are set forth in the table below:

February 28, 2006
(in thousands)
		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$ 57,804	$ 3,312	$ 2,633	$ 47,953	$ 3,906
Expected interest on debt	7,835	$3,161	$2,994	$1,570	$110
Commissions	2,833	-	1,417	1,416	-
Citrus purchase contracts	8,938	8,938	-	-	-
Insurance claim	1,381	1,381	-	-	-
Retirement benefits	4,453	344	688	688	2,733
Deferred taxes	14,434	1,493	3,800	3,800	5,341
Other non-current liability	16,954	-	16,954	-	-
Purchase obligations (donation)	773	773	-	-	-
Fuel purchase contract	79	79	-	-	-
Leases (operating & capital)	24	12	12	-	-

Total	$115,508	$19,493	$28,498	$55,427	$12,090

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $257 thousand for the quarter ended February 28, 2006, $418 thousand for the quarter ended November 30, 2005 and $31 thousand for the quarter ended November 30, 2004.

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

Hurricane Wilma caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. In calculating the estimated amount of loss resulting from the hurricane, Management estimated the amount of crop loss and property damage. The estimates were based on information obtained from observation, provided by insurance claims adjusters, and discussions with other industry experts. These estimates will continue to be revised as actual losses are confirmed.

In June of 2000, Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda), in response to the lack of available insurance, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverages for the increasing number and potential severity of agricultural related events. Such events typically include citrus canker, crop diseases, livestock related maladies and weather. By forming Agri, Alico hoped to prefund its potential exposures related to the referenced events, and also attract new underwriting capital to the extent that Agri is successful in profitably underwriting both its own potential risks, and those of its historic business partners.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at February 28, 2006 and August 31, 2005 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challenge will be made and probable that it may be successful as to some of the possible assertions, Management has provided for this contingency.

Since January 1, 2004 Agri has been filing as a taxable entity.  This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels.  Due to these changes, Agri no longer qualifies as a tax-exempt entity.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent has proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The IRS has not proposed any adjustments to date for Alico.  Management intends, however, to contest any assertion that additional tax is owed. The Revenue Agent’s report regarding Alico could be issued within the current fiscal year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company's investment in marketable debt securities and its loan obligations that are sensitive to changes in interest rates. The table also provides information about the Company's purchase and sales contracts that are sensitive to changes in the citrus juice prices.

Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is averse to principal loss and provides for the safety and preservation of invested funds by limiting default, market and reinvestment risk. The Company classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and debt instruments held at various securities brokers and investment banks.

Fixed rate securities tend to decline with market rate interest increases. Variable rate securities are generally affected more by general market expectations and conditions. Additionally, the Company has debt with interest rates that vary with the LIBOR. A 1% increase in this rate would impact the Company's annual interest expense by approximately $454 thousand based on the Company's outstanding debt under these agreements at February 28, 2006.

The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC, purchases citrus from growers and resells the fruit to various processing plants. Both the purchase and sales prices may be fixed or variable. The table below shows the total commitment for variable price contracts calculated using the base contract price. A 10% increase in the citrus prices would increase purchase cost by $4 thousand and sales revenue by $400 thousand.
	Expected Maturity Date
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value
Interest Rate Sensitivity

Assets
Marketable Debt Securities
Fixed Rate Securities	$14,557	3,525	2,735	134	272	3,246		24,469
Average Interest Rate	5.10%	5.54%	6.29%	5.75%	4.90%	4.99%		5.28%

Variable Rate Securities	$14,645	1,700	-	-	-	9,880		26,225

Liabilities
Notes Payable
Fixed Rate Notes	$3,312	1,315	1,318	1,267	1,266	3,906	12,384
Average Interest Rate	6.16%	6.69%	6.69%	6.68%	6.68%	6.68%	6.54%

Variable Rate Notes					45,420		45,420
Average Interest Rate					5.63%		5.63%

Commodity Price Sensitivity

Variable Pricing Contracts
Fruit Purchase Commitments	$39						39

Fruit Sales Commitments	$4,020						4,020

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action if its reviews identify a need for such modifications or actions.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The material weakness identified by the Company was disclosed in its Annual Report on Form 10-K, which was filed with the SEC on November 23, 2005. Based on that and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2006, the Company's disclosure controls and procedures are not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).

Changes in internal control over financial reporting

Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in its Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. Management has therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its second quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

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

This material weakness resulted from a lack of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with generally accepted accounting principles. Specifically, monitoring controls to ensure journal entries are posted accurately and in a timely fashion were ineffective during the fiscal 2005 closing process. This resulted in a missed elimination entry to inter-company accounts and an incorrect entry to deferred income taxes and other comprehensive income. Although the missed or incorrect entries were not prevented or detected by the Company's existing system of internal controls, the entries were identified by the Company’s independent registered certified public accounting firm, and were corrected and properly reflected in the fiscal 2005 year end financial statements.

Although the Company does not believe that the material weakness identified impacted any previously filed financial statements, the existence of a material weakness or weaknesses is an indication that there is more than a remote likelihood that a material misstatement of the Company's financial statements will not be prevented or detected in a future period.

The Company has substantially completed implementation of the changes it believes are required to remediate the previously reported material weaknesses in internal control over financial reporting related to maintaining an effective control environment by: (i) adding a certified public accountant, a qualified and experienced financial reporting manager, to the Company's Accounting Department to ensure that the Company has sufficient depth, skills and experience within the department to prepare the Company's financial statements and disclosures in accordance with generally accepted accounting principles in the United States of America; (ii) hiring an assistant controller to process transactions and allowing the controller more time to perform in depth reviews of financial accounting information; (iii) enhancing and strengthening its written accounting and reporting policies pertaining to the elimination of inter-company balances and training employees with respect to the new policies; and (iv) purchasing accounting software specifically designed to handle consolidating entries, schedules and issues. All these changes have taken place subsequent to the year ended August 31, 2005. Management will continue to evaluate the progress and abilities of accounting personnel in order to assess whether weakness has been effectively remediated. While the remediation measures are expected to improve the design and effectiveness of the Company's internal control over financial reporting, certain of the corrective processes, procedures and controls have not been tested. In general, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Accordingly, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2005 and February 28, 2006. Management is committed to correcting this material weakness

As a result of the material weakness and factors identified above, we have concluded that as of August 31, 2005, and February 28, 2006, the Company did not maintain effective internal control over financial reporting.

FORM 10-Q
PART II. OTHER INFORMATION

ITEM 1.Has been omitted as there are no items to report during this interim period.

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

The following table provides information relating to purchases by Alico, Inc. of Alico, Inc. common shares on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for the first six months of fiscal 2006:

Date	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs

11/28/2005	10,000	$43.30	10,000	$902,600

ITEM 4. has been omitted as there are no items to report during this interim period.

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
Exhibit 11 Computation of Earnings per share February 28, 2006.
Exhibit 31.1 Rule 13a-14(a) certification.
Exhibit 31.2 Rule 13a-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

April 10, 2006

John R. Alexander
Chairman
Chief Executive Officer
(Signature)

April 10, 2006

Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

April 10, 2006

Jerald R. Koesters
Controller
(Signature)