Form 10-K/A
period 2005-08-31
ALICO INC
filed 2006-05-05
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

Explanatory note

This Amendment on Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 which was previously filed with the Securities and Exchange Commission (the "SEC") on November 23, 2005. We are amending the discussion in Item 1, the footnotes to the financial statements and the contractual obligations table set forth in Management's Discussion and Analysis.

This Amendment amends the footnotes to the financial statements, the discussion in Item 1 and the contractual obligations table set forth in the Management's discussion and analysis portions of the Annual Report as specified above and does not reflect events occurring after the original filing date of the Annual Report on November 23, 2005.

Index

Alico, Inc.
Form 10-K/A
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

Sugarcane

The Company had 10,580 acres, 11,131 acres, and 11,840 acres of sugarcane in production during the 2005, 2004, and 2003 fiscal years, respectively. The 2005, 2004, and 2003 fiscal year crops yielded approximately 319,000, 346,000 and 413,000 gross tons, respectively. An additional 2,489 acres of planted cane was not yet mature for harvest during fiscal year 2005. Since the inception of its sugarcane program in 1988, the Company has sold 100% of its product through a pooling agreement with United States Sugar Corporation, a local Florida sugar mill. Under the terms of the pooling agreement, the Company’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold.

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

Disclosure of Contractual Obligations
_____________________________________

The contractual obligations of the Company at August 31, 2005 are set forth in the table below:

		Less than	1 - 3	3 - 5	5 +
	Total	one year	years	years	years

Long-term debt	$ 51,348	$ 3,309	$ 40,957	$ 2,585	$ 4,497
Tax contingency (a)	16,954	-	16,954	-	-
Pension plans	4,808	432	688	688	3,000
Commissions	2,834	709	2,125	-	-
Donations	1,547	776	771	-	-
Insurance claims	1,404	1,404	-	-	-
Purchase obligations	50	50	-	-	-

Total	$ 78,945	$ 6,680	$ 61,495	$ 3,273	$ 7,497

(a) This obligation represents a contingency accrual related to income taxes.  See Note 8 to the consolidated financial statements.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the possible assertions, Management has provided for the contingency.

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

(u) Major customers

Alico is a producer of agricultural commodities. Due to the limited number of processors of its raw product, geographic limitations and historic success, the Company’s citrus and sugarcane sales are concentrated to a few customers. Details concerning the sales and receivables from these customers are as follows for the years ended August 31:

	Accounts receivable			Revenues
	2005	2004	2003	2005	2004	2003

Citrus fruit marketer- BHG, Inc.	$ 5,811	$ 5,437	$ 6,470	$ 19,810	$ 18,385	$ 17,656

Sugar cane processor- United States Sugar Corporation	$ 2,466	$ 2,887	$ 2,404	$ 9,321	$ 11,648	$ 12,938

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at August 31, 2005 and August 31, 2004 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the possible assertions, Management has provided for the contingency.

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

(10) Income Taxes

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

(11) Related Party Transactions

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

(12) Reportable Segment Information

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

(13) Casualty loss

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

(14) Future Application of Accounting Standards

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

(15) Subsequent events

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

(16) Selected Quarterly Financial Data (Unaudited)

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

ALICO, INC.
(Registrant)

May 5, 2006	John R. Alexander
Date	Chairman, President & Chief Executive Officer
/s/ John R. Alexander

May 5, 2006	Patrick W. Murphy
Date	Vice President and
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

May 5, 2006
Date