Form 10-Q/A
period 2005-11-30
ALICO INC
filed 2006-05-08
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

Explanatory note

This Amendment on Form 10Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 which was previously filed with the Securities and Exchange Commission (the "SEC") on January 17, 2006. We are amending the footnotes to the financial statements, Management's Discussion and Analysis and Item 4, the evaluation of disclosure controls and procedures.

This Amendment amends the footnotes to the financial statements, Management's Discussion and Analysis and Item 4, the evaluation of disclosure controls and procedures and does not reflect events occurring after the original filing date of the Quarterly Report on January 17, 2006.

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

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. No assessments have been proposed to date. A revenue agent issued a report in May 2004, challenging Agri's tax-exempt status for the years examined; however, the report did not quantify the adjustment or the assessment proposed. Agri responded with a written report that disputes the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. Currently, discussions are ongoing between the agents and Agri as to the technical requirements and the appropriate scope for the proposed TAM filing. The Company cannot predict what position the IRS will ultimately take with respect to this matter. The Revenue Agent's report regarding Alico could be issued within the current fiscal year. See also footnote 8 to the condensed consolidated financial statements.

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

10. Disclosures about reportable segments:

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

15. Subsequent Event:

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

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments, which provide for revolving credit of up to $175.0 million, of which $134.9 million was available for the Company's general use at November 30, 2005 (see Note 7 to condensed consolidated financial statements).

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In response, and to provide for the possibility of an IRS challenge, Management has recorded a contingent liability of $17.0 million for income taxes in the event of an IRS challenge. Management’s decision was in part influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challange will be made and probable that the challenge may be successful as to some of the possible assertions, Management has provided for the contingency.

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

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The material weakness identified by the Company was disclosed in its Annual Report on Form 10-K, which was filed with the SEC on November 23, 2005. Based on that and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2005 the Company's disclosure controls and procedures are not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).

Changes in internal control over financial reporting

The Company has substantially completed implementation of the changes it believes are required to remediate the previously reported material weaknesses in internal control over financial reporting related to maintaining an effective control environment by: (i) adding a certified public accountant, a qualified and experienced financial reporting manager, to the Company's Accounting Department to ensure that the Company has sufficient depth, skills and experience within the department to prepare the Company's financial statements and disclosures in accordance with generally accepted accounting principles in the United States of America; (ii) hiring an assistant controller to process transactions and allowing the controller more time to perform in depth reviews of financial accounting information; (iii) enhancing and strengthening its written accounting and reporting policies pertaining to the elimination of inter-company balances and training employees with respect to the new policies; and (iv) purchasing accounting software specifically designed to handle consolidating entries, schedules and issues. All these changes have taken place subsequent to the year ended August 31, 2005. Management will continue to evaluate the progress and abilities of accounting personnel in order to assess whether weakness has been effectively remediated. While the remediation measures are expected to improve the design and effectiveness of the Company's internal control over financial reporting, certain of the corrective processes, procedures and controls have not been tested. In general, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Accordingly, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2005 and November 30, 2005. Management is committed to correcting this material weakness.

As a result of the material weakness and factors identified above, we have concluded that as of August 31, 2005, and November 30, 2005, the Company did not maintain effective internal control over financial reporting.

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

ALICO, INC.
(Registrant)

May 8, 2006
John R. Alexander
Chairman
Chief Executive Officer
(Signature)

May 8, 2006
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

May 8, 2006
Jerald R. Koesters
Controller
(Signature)