Form 10-Q/A
period 2006-02-28
ALICO INC
filed 2006-05-08
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Explanatory note

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended February 28, 2006  which was previously filed with the Securities and Exchange Commission (the "SEC") on April 10, 2006.  We are amending the disclosures set forth in the table of contractual obligations included in Management's Discussion and Analysis.

This Amendment amends the disclosures set forth in the table of contractual obligations included inManagement's discussion and analysis portions of the Quarterly Report as specified above and does not reflect events occurring after the original filing date of the Quarterly Report on April 10, 2006.

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

Disclosure of Contractual Obligations
_____________________________________

The contractual obligations of the Company at February 28, 2006 are set forth in the table below:

February 28, 2006
(in thousands)
		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$ 57,804	$ 3,312	$ 2,633	$ 47,953	$ 3,906
Expected interest on debt	7,835	$3,161	$2,994	$1,570	$110
Commissions	2,833	-	1,417	1,416	-
Citrus purchase contracts	8,938	8,938	-	-	-
Insurance claim	1,381	1,381	-	-	-
Retirement benefits	4,453	344	688	688	2,733
Deferred taxes	14,434	1,493	3,800	3,800	5,341
Other non-current liability (a)	16,954	-	16,954	-	-
Purchase obligations (donation)	773	773	-	-	-
Fuel purchase contract	79	79	-	-	-
Leases (operating & capital)	24	12	12	-	-

Total	$115,508	$19,493	$28,498	$55,427	$12,090

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