Form 10-Q
period 2006-07-10
ALICO INC
filed 2006-07-10
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

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
[ ]Yes [X] No

There were 7,371,582 shares of common stock, par value $1.00 per share, outstanding at June 19, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands except per share data)

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005

Revenue:
Citrus	$ 28,276	$ 10,246	$ 42,250	$ 20,711
Sugarcane and sod	2,792	1,902	9,922	9,641
Cattle	758	4,660	3,408	8,979
Plants, vegetables and trees	2,302	832	5,384	2,413
Rock & sand royalties	170	869	662	2,596
Oil lease & land rentals	302	345	1,095	1,253
Retail land sales	81	458	113	755

Operating revenue	34,681	19,312	62,834	46,348

Cost of sales:
Citrus production, harvesting & marketing	23,886	6,622	35,435	15,431
Sugarcane and sod production, harvesting & hauling	1,866	1,763	9,327	9,100
Cattle	671	3,558	2,700	7,169
Plants, vegetables and trees	2,162	551	5,159	1,950
Retail land sales	42	165	58	306
Casualty loss	2	-	2,768	408

Total costs of sales	28,629	12,659	55,447	34,364

Gross profit	6,052	6,653	7,387	11,984

General & administrative expenses	3,109	2,454	7,556	7,905

Income (loss) from operations	2,943	4,199	(169)	4,079

Other income (expenses):
Sale of real estate	-	31	5,555	31
Cost of real estate sold	-	-	1,162	-
Net profit on the sale of real estate	-	31	4,393	31

Interest & investment income	1,651	169	8,135	2,738
Interest expense	(1,055)	(694)	(2,839)	(1,762)
Other	93	519	231	531

Total other income, net	689	25	9,920	1,538

Income before income taxes	3,632	4,224	9,751	5,617
Provision for income taxes	1,092	1,609	3,391	2,048

Net income	$2,540	$2,615	$6,360	$3,569

Weighted-average number of shares outstanding	7,366	7,327	7,366	7,318

Per share amounts:
Basic	$0.34	$0.36	$0.86	$0.49
Fully diluted	$0.34	$0.36	$0.86	$0.49
Dividends declared	$0.25	$-	$0.75	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,
	2006	August 31,
	(unaudited)	2005
ASSETS

Current assets:
Cash and cash equivalents	$21,055	$13,384
Marketable securities available for sale	51,410	70,824
Accounts receivable	15,503	11,216
Mortgages and notes receivable, current portion	51	2,370
Inventories	19,603	20,902
Deposits in escrow	-	6,812
Land held for development and sale	1,261	1,809
Prepaid expenses	439	1,660

Total current assets	109,322	128,977

Mortgages and notes receivable, net of current portion	10,771	6,395
Investments and deposits	3,088	692
Cash surrender value of life insurance	5,766	5,676
Property, buildings and equipment	177,855	150,997
Less: accumulated depreciation	(46,510)	(45,043)

Total assets	$260,292	$247,694

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,
	2006	August 31,
	(unaudited)	2005
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,262	$2,180
Current portion of notes payable	3,312	3,309
Accrued expenses	3,770	3,588
Insurance claims payable	-	1,404
Dividend payable	1,842	1,842
Accrued ad valorem taxes	1,301	2,008
Retirement benefits payable	637	432
Deferred income taxes	2,928	2,280
Current portion of donation payable	781	776

Total current liabilities	20,833	17,819

Notes payable, net of current portion	59,845	48,039
Deferred income taxes	12,941	13,424
Deferred retirement benefits	4,162	4,376
Commissions payable	2,833	2,125
Other non-current liability	16,954	16,954
Donation payable	-	771

Total liabilities	117,568	103,508

Stockholders' equity:

Common stock	7,376	7,369
Additional paid in capital	9,369	9,183
Treasury stock	(217)	-
Accumulated other comprehensive income (loss)	(112)	2,195
Retained earnings	126,308	125,439

Total stockholders' equity	142,724	144,186

Total liabilities and stockholders' equity	$260,292	$247,694

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	May 31,	May 31,
	2006	2005

Cash flows from operating activities:

Net cash provided by operating activities	$8,679	$6,602

Cash flows from investing activities:

Purchases of property and equipment	(31,422)	(11,633)
Proceeds from sale of real estate	5,122	31
Proceeds from sales of property and equipment	685	858
Purchases of marketable securities	(113,098)	(24,815)
Proceeds from sales of marketable securities	130,953	5,996
Note receivable collections	494	10,212

Net cash used for investing activities	(7,266)	(19,351)

Cash flows from financing activities:

Repayment of bank loan	(45,605)	(14,829)
Proceeds from bank loan	57,414	14,834
Proceeds (used for) provided by stock transactions	(24)	1,024
Dividends paid	(5,527)	-

Net cash provided by financing activities	6,258	1,029

Net increase (decrease) in cash and cash equivalents	$7,671	$(11,720)

Cash and cash equivalents:
At beginning of period	$13,384	$24,299

At end of period	$21,055	$12,579

	Nine months ended
	May 31,	May 31,
	2006	2005

Supplemental disclosures of cash flow information

Cash paid for interest, net of amount capitalized	$ 2,009	$ 1,516

Cash paid for income taxes	$924	$2,425

Net cash investing activities:
Issuance of mortgage notes	$92	$580
Fair value adjustments to securities available for sale
net of tax effects	$(2,307)	$1,528
Reclassification of breeding herd to property and
equipment	$516	$562

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended August 31, 2005. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at May 31, 2006 and August 31, 2005 and the consolidated results of operations for the three and nine month periods ended May 31, 2006 and 2005, and the consolidated cash flows for the nine month periods ended May 31, 2006 and 2005.

The basic business of the Company is agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $164 thousand for the quarter ended May 31, 2006, $839 thousand for the nine months ended May 31, 2006, $326 thousand for the quarter ended May 31, 2005 and $357 thousand for the nine months ended May 31, 2005.

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made in order to provide Alico with additional marketing expertise and with the ability to harvest its own fruit crop. Bowen’s operations generated revenues of $25.5 million and expenses of $25.5 million from the date of acquisition to May 31, 2006. Bowen’s operations are seasonal in nature and the results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

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

In October 2005, the Company through Alico-Agri Ltd., purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million cash in escrow. The Company will retain operating rights to the grove until residential development begins. The Company recognized a net profit on the sale of $4.4 million.

In May 2006, the Company purchased a 523 acre riverfront mine site for rock and fill for $10.6 million cash. The Company has allocated approximately 54% of the purchase price to the rock and sand reserves with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves will be depleted and charged to cost of goods sold proportionately as the property is mined. No depletion expense was recognized during the nine months ended May 31, 2006 or 2005.

A portion of the proceeds used to acquire the mine were from escrowed proceeds from the sale of the 280 acre orange grove which sold in November 2005 in order to complete a 1031 exchange.

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

The cost and estimated fair values of marketable securities available for sale at May 31, 2006 and August 31, 2005 were as follows:

	May 31, 2006				August 31, 2005
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$-	$-	$-	$-	$1,363	$81	$(17)	$1,427
Common stocks	69		(4)	65	6,483	1,066	(218)	7,331
Mutual funds	150	-	-	150	17,029	2,846	(86)	19,789

Total equity securities	219	-	(4)	215	24,875	3,993	(321)	28,547

Debt securities

Municipal bonds	19,010	-	(28)	18,982	20,548	74	-	20,622
Mutual funds	220	-	(7)	213	4,344	155	(76)	4,423
Fixed maturity funds	22,367	73	(61)	22,379	2,799	-	(41)	2,758
Corporate bonds	9,773	-	(152)	9,621	14,897	12	(435)	14,474

Total debt securities	51,370	73	(248)	51,195	42,588	241	(552)	42,277

Marketable securities
available for sale	$51,589	$73	$(252)	$51,410	$67,463	$4,234	$(873)	$70,824

The aggregate fair value of investments in debt instruments with a cost basis of $51,150 (net of mutual funds of $220) as of May 31, 2006 by contractual maturity date, consisted of the following:

                                                                                                                                                                                                                                                                                                                   Aggregate
                                                                                                                                                                                                                                                                                                                   Fair Value

Due within 1 year	$ 26,996
Due between 1 and 2 years	6,743
Due between 2 and 3 years	144
Due between 3 and 4 years	261
Due between 4 and 5 years	199
Due beyond five years	16,639
Total	$50,982

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2006.

May 31, 2006 (unaudited)

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Common stocks	$ 65	$ 4	$ -	$ -	$ 65	$ 4
Municipal bonds	2,882	28	-	-	2,882	28
Debt mutual funds	213	7	-	-	213	7
Fixed maturity funds	12,656	61	-	-	12,656	61
Corporate bonds	2,638	41	6,983	111	9,621	152
Total	$18,454	$141	$6,983	$111	$25,437	$252

Net realized gains on the sale of securities for the nine months ended May 31, 2006 and 2005 were $3.7 million and $0.6 million, respectively.

Equity securities and funds. During the first quarter of fiscal 2006, Management sold equity investments and reinvested in liquid debt securities. As of May 31, 2006, total equity investments had been reduced to a fair value of $215 thousand.

Debt instruments and funds. The unrealized losses on municipal bonds and corporate bonds were primarily due to changes in interest rates. At May 31, 2006 the Company held loss positions in 149 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of May 31, 2006.

4. Mortgages and notes receivable:

Mortgage and notes receivable arose from real estate sales. The balances are as follows:
	May 31,
	2006	August 31,
	(unaudited)	2005

Mortgage notes receivable on retail land sales	$ 459	$ 580
Mortgage notes receivable on bulk land sales	56,610	56,976
Other notes receivable	3	10

Total mortgage and notes receivable	57,072	57,566
Less: Deferred revenue	(43,656)	(46,207)
Discount on note to impute market interest	(2,594)	(2,594)
Current portion	(51)	(2,370)

Non-current portion	$10,771	$6,395

Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20% or property to be developed after two years equal 25%, of the contract sales price according to the installment sales method. At May 31, 2006 and August 31, 2005, the Company had deferred revenue of $43.7 million and $46.2 million related to commercial real estate, which was sold subject to a mortgage note receivable.

Profits from commercial real estate sales are discounted to reflect the market rate of interest where the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. At May 31, 2006 and August 31, 2005, the Company had an imputed interest discount of $2.6 million recorded in mortgages and notes receivable.

5. Inventories:

A summary of the Company's inventories is shown below:

	May 31,
	2006	August 31,
	(unaudited)	2005

Unharvested fruit crop on trees	$ 8,201	$ 8,176
Unharvested sugarcane	3,234	5,691
Beef cattle	7,247	5,024
Unharvested sod	865	831
Plants and vegetables	56	1,180

Total inventories	$19,603	$20,902

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

Crop damages estimated during the first quarter as a result of hurricane Wilma were replaced by actual results as harvests were completed. The Company recognized casualty losses resulting from damages to inventory from the hurricanes as follows: (see also note 15)

Inventory damages
	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Unharvested citrus	$ 40	$ -	$ 3,629	$ 408
Unharvested sugarcane	-	-	313	-
Unharvested vegetables	-	-	147	-

Total inventories	$40	$-	$4,089	$408

The Company records its inventory at the lower of cost or net realizable value. At May 31, 2006 and May 31, 2005 the cost bases for all inventories were below estimated net realizable value.

6. Income taxes:

The provision for income taxes for the three and nine months ended May 31, 2006 and 2005 is summarized as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Current:
Federal income tax	$ 529	$ 595	$ 1,417	$ 1,009
State income tax	57	64	151	108
	586	659	1,568	1,117

Deferred:
Federal income tax	457	858	1,647	841
State income tax	49	92	176	90
	506	950	1,823	931

Total provision for income taxes	$1,092	$1,609	$3,391	$2,048

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify an adjustment or assessment proposed. Agri responded with a written report that disputed the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. After reviewing the proposed TAM request from the IRS, Agri responded with a written report that disputed the facts the IRS cited in its request. Due to the breadth and substantial nature of the dispute, the IRS has chosen not to pursue the TAM.

In June 2006 the IRS issued notices of proposed adjustments that take the position that the determination letter issued to Agri should be retroactively revoked, and the value of the assets contributed from Alico to Agri should be taxed at their fair market value at the date of transfer. Additionally, the notices allege that Alico expensed certain fees and expenses that should have been capitalized. Although the proposed adjustments do not quantify the tax, penalty or interest proposed, the total proposed adjustments would result in additional taxable income to the Company of $0.3 million, $76.6 million and $42.8 million for the fiscal years ended August 31, 2002, 2001 and 2000, respectively. The notices of proposed adjustments also contain an alternative IRS position alleging that even if the determination letter was valid, that under the Code Section 482, Alico, Inc. remains liable for tax on the sale of the real estate transferred. This alternative proposed adjustment does not quantify the tax, penalty or interest proposed, but the proposed adjustment would result in additional taxable income to the Company of $19.4 million, $13.4 million, $11.1 million, $1.4 million and $10.3 million for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, respectively. A third and fourth alternative position taken by the IRS alleges that Alico acted as Agri’s agent or that two real estate sales be taxable to Alico under the assignment of income doctrine. These alternative positions do not quantify the adjustment to income, tax, penalty or interest proposed, but the Company estimates that the adjustment under either of these alternative positions would result in additional taxable income to the Company of approximately $0.3 million, $1.2 million, and $10.3 million for the fiscal years ended August 31, 2002, 2001, and 2000, respectively.  The Company does not agree with the proposed adjustments and plans to defend against the challenges vigorously. See also footnote 8 to the condensed consolidated financial statements.

Since January 1, 2004 Agri has been filing as a taxable entity as a result of changes in the Internal Revenue Code.

7. Indebtedness:

In October 2005, Alico, Inc. entered into a Credit Facility with a commercial lender. The Credit Facility provided the Company with a $175 million revolving line of credit until August 1, 2010 to be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) to refinance existing lines of credit and (iii) to finance the Ginn Receivable (as defined in the Loan Agreement). The terms also allowed an annual extension at the lender’s option.

In May 2006 the above Credit Facility was amended “Amended Credit Facility” and restated to modify certain terms. Per the amended Credit Facility the $175 million revolving line of credit, which matures on August 1, 2010, may be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Amended Credit Facility also allows for an annual extension at the lender’s option.

Under the Amended Credit Facility, revolving borrowings require quarterly interest payments at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. The Amended Credit Facility is partially collateralized by mortgages on two parcels of agricultural property located in Hendry County, Florida consisting of 7,672 acres and 33,700 acres.

Under the Amended Credit Facility an event of default occurs if the Company fails to make the payments required of it or otherwise fails to fulfill the provisions and covenants applicable to it. In the event of default, the Amended Credit Facility shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Amended Credit Facility. In the event of default, the lender may alternatively at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Amended Credit Facility, accrued interest and declare all other obligations immediately due and payable. The Company is currently in compliance with all of the covenants and provisions of the Amended Credit Facility.

The Amended Credit Facility also contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain debt, current and fixed charge coverage ratios, and sets limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

Outstanding debts under the Company’s various loan agreements were as follows at May 31, 2006 and August 31, 2005:

May 31, 2006
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (h)	Collateral
a) Revolving credit facility	$ 51,089	$ 123,911	Libor +1%	Real estate
b) Term loan	2,000	-	5.80%	Unsecured
c) Mortgage note payable	9,922	-	6.68%	Real estate
d) Other	146	-	7.00%	Real estate
Total	$ 63,157	$ 123,911

August 31, 2005
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (h)	Collateral
b) Term loan	$ 4,000	-	5.80%	Unsecured
c) Mortgage note payable	10,872	-	6.68%	Real estate
d) Other	146	-	7.00%	Real estate
e) Revolving credit line	21,330	4,670	Libor +1%	Unsecured
f) Demand note	-	3,000	Libor +1%	Unsecured
g) Revolving credit line	15,000	-	Libor +1%	Unsecured
Total	$51,348	$7,670

a) Terms described above.
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
g) Line of credit with commerical lender, refinanced in October, 2005
h) The Libor rate was 5.11% at May 31, 2006 and 3.69% at August 31, 2005.

Maturities of the Company's debt at May 31, 2006 is as follows:

Due within 1 year		$3,312
Due between 1 and 2 years		1,315
Due between 2 and 3 years		1,318
Due between 3 and 4 years		1,267
Due between 4 and 5 years		52,356
Due beyond five years		3,589
Total		$63,157

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expense	$ 1,055	$ 694	$ 2,839	$ 1,762
Interest capitalized	9	53	57	157

Total interest cost	$1,064	$747	$2,896	$1,919

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In response, Management has recorded a contingent liability of $17.0 million at May 31, 2006 and August 31, 2005 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challenge will be made and that it may be successful as to some of the possible assertions, Management has provided for the contingency.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputed the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. After reviewing the proposed TAM request from the IRS, Agri responded with a written report that disputed the facts the IRS cited in its request. Due to the breadth and substantial nature of the dispute, the IRS has chosen not to pursue the TAM.

In June 2006 the IRS issued notices of proposed adjustments that take the position that the determination letter issued to Agri should be retroactively revoked, and the value of the assets contributed from Alico to Agri should be taxed at their fair market value at the date of transfer. Additionally, the notices allege that Alico expensed certain fees and expenses that should have been capitalized. Although the proposed adjustments do not quantify the tax, penalty or interest proposed, the total proposed adjustments would result in additional taxable income to the Company of $0.3 million, $76.6 million and $42.8 million for the fiscal years ended August 31, 2002, 2001 and 2000, respectively. The notices of proposed adjustments also contain an alternative IRS position alleging that even if the determination letter was valid, that under the Code Section 482, Alico, Inc. remains liable for tax on the sale of the real estate transferred. This alternative proposed adjustment does not quantify the tax, penalty or interest proposed, but the proposed adjustment would result in additional taxable income to the Company of $19.4 million, $13.4 million, $11.1 million, $1.4 million and $10.3 million for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, respectively. A third and fourth alternative position taken by the IRS alleges that Alico acted as Agri’s agent or that two real estate sales be taxable to Alico under the assignment of income doctrine. These alternative positions do not quantify the adjustment to income, tax, penalty or interest proposed, but the Company estimates that the adjustment under either of these alternative positions would result in additional taxable income to the Company of approximately $0.3 million, $1.2 million, and $10.3 million for the fiscal years ended August 31, 2002, 2001, and 2000, respectively.  The Company does not agree with the proposed adjustments and plans to defend against the challenges vigorously.

Since January 1, 2004 Agri has been filing as a taxable entity as a result of changes in the Internal Revenue Code.

9. Dividends:

Quarterly dividends of $0.25 per share were paid on October 15, 2005, January 15, 2006 and April 15, 2006 to stockholders of record as of September 30, 2005, December 31, 2005 and March 31, 2006, respectively. At its meeting on March 31, 2006 the Board of Directors declared a quarterly dividend of $0.25 per share payable to stockholders of record as of June 30, 2006, with payment expected on or around July 15, 2006. At its meeting on June 30, 2006 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of September 30, 2006 with payment expected on or around October 15, 2006.

10. Disclosures about reportable segments:

Alico has four reportable segments: Citrus groves, Citrus purchasing, harvesting and marketing (Bowen Brothers Fruit, LLC), Sugarcane and Sod and Cattle. Citrus groves and Citrus purchasing, harvesting and marketing are consolidated under the caption “citrus” on the Company’s Statement of Operations. The goods and services produced by these segments are sold to wholesalers and processors who prepare the products for consumption. The Company's operations are located in Florida.

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made in order to provide Alico with additional marketing expertise and with the ability to harvest its own fruit crop. Bowen is a citrus company that is a purchaser, harvester and marketer of citrus fruit. The revenue and expenses for Bowen are consolidated with the Company's citrus groves on the Statement of Operations.

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

The following table presents information (unaudited) for each of the Company's operating segments:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
Citrus
Alico
Revenue	$ 11,986	$ 10,246	$ 20,238	$ 20,711
Costs and expenses	7,549	6,622	13,378	15,431

Segment profit	4,437	3,624	6,860	5,280

Depreciation	$ 632	$ 611	$ 1,906	$ 1,826

Segment assets			$ 49,860	$ 55,212

Bowen Brothers Fruit
Revenue	$ 19,751	$ -	$ 25,473	$ -
Costs and expenses	19,806	-	25,526	-

Segment	(55)	-	(53)	-

Depr & Amortization	$340	$-	$638	$-

Segment assets			$5,251	$-

Total Citrus
Revenue	$31,737	$10,246	$45,711	$20,711
Less intersegment revenue	(3,461)	-	(3,461)	-
Consolidated revenue	28,276	10,246	42,250	20,711

Total costs and expenses	27,355	6,622	38,904	15,431
Less intersegment costs	(3,469)	-	(3,469)	-
Consolidated costs	23,886	6,622	35,435	15,431

Segment profit	4,390	3,624	6,815	5,280

Depr & Amortization	$972	$611	$2,544	$1,826

Segment assets			$55,111	$55,212

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Sugarcane and sod
Revenue	$ 2,792	$ 1,902	$ 9,922	$ 9,641
Costs and expenses	1,866	1,763	9,327	9,100

Segment profit	926	139	595	541

Depreciation	$ 526	$ 499	$ 1,474	$ 1,576

Segment assets			$ 49,010	$ 50,191

Cattle
Revenue	$ 758	$ 4,660	$ 3,408	$ 8,979
Costs and expenses	671	3,558	2,700	7,169

Segment profit	87	1,102	708	1,810

Depreciation	$422	$375	$1,246	$1,128

Segment assets			$23,908	$20,885

Other
Revenue	$4,599	$3,223	$21,175	$10,317
Costs and expenses	6,370	3,864	19,542	12,331

Segment profit (loss)	(1,771)	(641)	1,633	(2,014)

Depreciation	$329	$250	$896	$676

Segment assets			$132,263	$118,893

Total
Revenue	$36,425	$20,031	$76,755	$49,648
Costs and expenses	32,793	15,807	67,004	44,031

Segment profit (loss)	3,632	4,224	9,751	5,617

Depr & Amortization	$2,249	$1,735	$6,160	$5,206

Segment assets			$260,292	$245,181

 11. Stock Compensation Plans:

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan ("the Incentive Plan") pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Incentive Plan authorizes grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules, which are at the discretion of the Board of Directors and determined on the effective date of the grant. The strike price cannot be less than 55% of the market price. No stock options were issued during the nine months ended May 31, 2006 and 2005.

In April 2006 the Company granted 20,000 restricted shares which vest 25% per year beginning in April 2010. The total fair market value of the 20,000 shares on the date of grant was $908 thousand. Employee compensation expense will be recognized over the seven year period during which the employee is required to provide service. Compensation expense recorded during the three months ended May 31, 2006 was $21 thousand.

At May 31, 2006 and August 31, 2005, there were 9,158 and 16,371 stock options, respectively, fully vested and exercisable and 272,844 and 292,844 shares, respectively, available for grant.

12. Other Comprehensive Income:

Other comprehensive income, arising from market fluctuations in the Company's securities portfolio, was as follows:

ALICO, INC.
Schedule of Other Comprehensive Income
(unaudited)
(in thousands)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
Accumulated Other Comprehensive Income
(loss) at beginning of period	$(73)	$3,252	$2,195	$1,529

Unrealized Security gains (losses)	(68)	(1,187)	(2,374)	1,548
Taxes provided for unrealized (gains) losses	29	439	67	(573)

Net change in Other Comprehensive Income	(39)	(748)	(2,307)	975

Other Comprehensive Income at end of period	$(112)	$2,504	$(112)	$2,504

13. New Accounting Pronouncements:

In May 2005 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact that the adoption of this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140”. This Statement amends FASB Statements 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for an entity’s first fiscal year beginning after September 15, 2006. Currently, the Company is not aware of any financial impact that the adoption of this statement will have on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose from the Amortization method or the Fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. Currently, the Company is not aware of any financial impact that the adoption of this statement will have on its consolidated financial statements.

14. Treasury Stock

The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for the first nine months of fiscal 2006:

			Total Shares
Date	Total Number of Shares Purchased	Average price paid per share	Purchased as Part of Publicly Announced Plans or Programs(1)	Total Dollar value of shares purchased

11/28/2005	10,000	$43.30	10,000	$433,000
5/9/2006	3,000	$54.46	13,000	$163,380

(1) The Company may purchase an additional 17,000 shares pursuant to the approved Director Compensation Plan.

15. Casualty Losses:

Hurricane Wilma caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties during the first quarter of fiscal year 2006. Additionally, in fiscal year 2006, canker was confirmed in three groves totaling 420 acres. During August and September of 2004 a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County Florida. The Company recognized losses resulting from damages caused by the hurricanes and canker as follows:
                                                                                               Three months ended                                                       Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Inventoried costs	$40	$-	$4,089	$408
Basis of property and equipment	-	-	$875	-
Insurance proceeds received	(38)	-	$(2,196)	-

Total casualty
losses to inventories	$2	$-	$2,768	$408

Crop damages estimates during the three months ended November 30, 2005 as a result of hurricane Wilma were replaced by actual results as harvests were completed.

Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. Prior to January 10, 2006, Florida law required infected and exposed trees within 1,900 feet of the canker find to be removed and destroyed.  The Company’s traditional policy has been to recognize a loss estimate for the total destruction of all trees within 1,900 feet of the canker find as soon as canker was confirmed. This estimate of loss damage preceded the actual destruction of the trees. During the second quarter of fiscal year 2006, the USDA determined that due to the potential spread of canker from hurricanes they did not believe that canker eradication was feasible. Due to this determination, the rule requiring the destruction of citrus groves testing positive for canker was suspended. Upon suspension of the rule requiring the destruction of citrus groves, those portions of grove that were previously estimated as lost but had not yet been destroyed were reestablished, reducing the casualty loss accrued.

16. Subsequent Event:

At its meeting on June 30, 2006, the Board declared a regular quarterly dividend of $0.275 per share payable to shareholders of record as of September 30, 2006 with payment expected on or about October 15, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased to $88.5 million at May 31, 2006, from $111.2 million at August 31, 2005. As of May 31, 2006, the Company had cash and cash equivalents of $21.1 million compared to $13.4 million at August 31, 2005. Marketable securities decreased to $51.4 million from $70.8 million during the same period. The ratio of current assets to current liabilities decreased to 5.25 to 1 at May 31, 2006 from 7.24 to 1 at August 31, 2005. Total assets increased by $12.6 million to $260.3 million at May 31, 2006, compared to $247.7 million at August 31, 2005.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company entered into a credit facility in fiscal year 2006 which increased its credit commitments to provide for revolving credit of up to $175.0 million compared with credit commitments of $44.0 million in fiscal year 2005. Of the $175.0 million credit commitment, $123.9 million was available for the Company's general use at May 31, 2006 (see Note 7 to condensed consolidated financial statements).

Hurricane Wilma, a category three hurricane, swept through southwest Florida in October 2005, causing extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company has recorded an estimated casualty loss of $2.8 million of damages to crop inventories and property and equipment resulting from the hurricane.

Management expects continued profitability from the Company’s agricultural operations. Citrus operations are expected to remain profitable in fiscal year 2006. A smaller crop resulting from hurricanes, citrus canker and land development has caused the unit price of citrus products to increase and thus profits from the citrus division are expected to exceed those of the prior year.

Sugarcane and sod operations are expected to approximate prior year levels. The Company’s cattle operations in fiscal year 2006 are expected to remain profitable but at lower levels than in fiscal year 2005. To take advantage of favorable market conditions in fiscal year 2005, the Company elected to sell a portion of its calves instead of delivering them to feedlots for later sale. This decision resulted in a decrease of beef cattle inventory at August 31, 2005 and in fewer cattle available for sale in fiscal year 2006 compared with fiscal year 2005.

Cash outlays for land, equipment, buildings, and other improvements totaled $31.4 million during the nine months ended May 31, 2006, compared to $11.6 million during the nine months ended May 31, 2005. In May 2006, Alico purchased 523 acres of riverfront mining property in Hendry County, Florida for $10.6 million. In February 2006, Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. In September 2004, the Company, through Alico-Agri Ltd., purchased the assets of La Belle Plant World, Inc. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment.

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

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million cash placed in escrow. The Company will retain operating rights to the grove until residential development begins. The Company used the proceeds from the sale as part of a section 1031 like kind exchange for the mining property acquired in May 2006.

The Company paid regular quarterly dividends of $0.25 per share on October 15, 2005, January 15, 2006 and April 15, 2006. At its March Board meeting, the Board declared a regular quarterly dividend of $0.25 per share payable to shareholders of record as of June 30, 2006 with payment expected on or about July 15, 2006. At its June Board meeting, the Board declared a regular quarterly dividend of $0.275 per share payable to shareholders of record as of September 30, 2006 with payment expected on or about October 15, 2006.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputed the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. After reviewing the proposed TAM request from the IRS, Agri responded with a written report that disputed the facts the IRS cited in its request. Due to the breadth and substantial nature of the dispute, the IRS has chosen not to pursue the TAM.

In June 2006 the IRS issued notices of proposed adjustments that take the position that the determination letter issued to Agri should be retroactively revoked, and the value of the assets contributed from Alico to Agri should be taxed at their fair market value at the date of transfer. Additionally, the notices allege that Alico expensed certain fees and expenses that should have been capitalized. Although the proposed adjustments do not quantify the tax, penalty or interest proposed, the total proposed adjustments would result in additional taxable income to the Company of $0.3 million, $76.6 million and $42.8 million for the fiscal years ended August 31, 2002, 2001 and 2000, respectively. The notices of proposed adjustments also contain an alternative IRS position alleging that even if the determination letter was valid, that under the Code Section 482, Alico, Inc. remains liable for tax on the sale of the real estate transferred. This alternative proposed adjustment does not quantify the tax, penalty or interest proposed, but the proposed adjustment would result in additional taxable income to the Company of $19.4 million, $13.4 million, $11.1 million, $1.4 million and $10.3 million for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, respectively. A third and fourth alternative position taken by the IRS alleges that Alico acted as Agri’s agent or that two real estate sales be taxable to Alico under the assignment of income doctrine. These alternative positions do not quantify the adjustment to income, tax, penalty or interest proposed, but the Company estimates that the adjustment under either of these alternative positions would result in additional taxable income to the Company of approximately $0.3 million, $1.2 million, and $10.3 million for the fiscal years ended August 31, 2002, 2001, and 2000, respectively.  The Company does not agree with the proposed adjustments and plans to defend against the challenges vigorously. See also footnote 8 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS:

The basic business of the Company is agriculture, which is of a seasonal nature and is subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year.

Net income for the three and nine months ended May 31, 2006 was $2.5 million and $6.4 million respectively compared with net income of $2.6 million and $3.6 million for the three and nine months ended May 31, 2005, respectively.  Increased earnings from bulk real estate sales ($4.4 million compared with $0.0 million for the nine months ended May 31, 2006 and May 31, 2005, respectively) and interest and investment income ($8.1 million for the nine months ended May 31, 2006 compared with $2.7 million for the nine months ended May 31, 2005) offset the casualty loss of $2.8 million for the nine months ended May 31, 2006. The Company accrued interest on a mortgage note receivable of $56.6 million during the nine months ended May 31, 2006 from the Lee County land sale in July 2005. This accrual combined with higher interest rates for investments and realized gains from the sale of equities, caused interest and investment income to exceed prior year results for the three and nine months ended.

Pretax income from operations was $2.9 million for the quarter ended May 31, 2006 compared with $4.2 million for the quarter ended May 31, 2005. The decrease was primarily due to lower pretax income from rock and sand royalties ($0.2 million compared with $0.9 million for the quarters ended May 31, 2006 and 2005, respectively) and increased general and administrative expenses ($3.1 million compared with $2.5 million for the quarter ended May 31, 2006 and 2005).

Operations reported a pretax loss of $0.2 million for the nine months ended May 31, 2006, compared with a pretax profit of $4.1 million for the nine months ended May 31, 2005. A casualty loss related to citrus canker and Hurricane damages of $2.8 million coupled with decreased rock and sand royalties ($0.7 million compared with $2.6 million for the nine months ended May 31, 2006 and 2005, respectively) caused the decrease. The property where a large rock mine was located was sold in July 2005. The Company has begun limited mining operations on a new site and recently purchased a 523 acre riverfront mine site suitable for mining operations.

Pretax income from agricultural operations (excluding casualty losses) were $5.5 million compared with $5.1 million for the quarters ended May 31, 2006 and 2005, respectively, and $8.3 million compared with $8.1 million for the nine months ended May 31, 2006 and 2005, respectively. The factors causing the increase in pretax income from agricultural operations excluding casualty losses are discussed in detail below.

Citrus

The Citrus division recorded pretax profits of $4.4 million and $6.8 million for the quarter and nine months ended May 31, 2006, respectively, compared with $3.6 million and $5.3 million for the quarter and nine months ended May 31, 2005. Hurricanes, citrus canker finds and increased real estate development in the central and southern portions of Florida where the majority of citrus is produced have combined to reduce the supply of citrus for the past two years, resulting in price increases for citrus products across the industry. During the first nine months of fiscal year 2006 the Company has averaged $7.20 per box for its citrus products as compared with $6.41 per box for the same period in the prior fiscal year, causing the current year profit to increase.

The price increase described above has served to more than offset the damages caused by hurricane Wilma. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Due primarily to the damages caused by hurricane Wilma, the Company estimates its total citrus harvest for fiscal year 2006 at 3.2 million boxes, compared with 4.0 million for fiscal year 2005.

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February, 2006. The purchase was made in order to provide Alico with additional marketing expertise and with the ability to harvest its own fruit crop. Bowen’s operations generated revenues of $19.8 million and expenses of $19.8 million for the quarter ended May 31, 2006 and revenues of $25.5 million and expenses of $25.5 million for the period from the date of acquisition to May 31, 2006. A portion of the purchase price was allocated to intangible assets and generated an amortization cost of $0.3 million and $0.6 million for the quarter ended May 31, 2006 and the period from the date of acquisition to May 31, 2006, respectively, which was included in the total expenses reported for each respective period. Bowen’s operations are seasonal in nature and the results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Due to the amortization discussed above, Management estimates that Bowen will breakeven during fiscal 2006.

Sugarcane and Sod

Sugarcane and sod generated a pretax profit of $0.9 million for the three months ended May 31, 2006 compared with earnings of $0.1 million for the three months ended May 31, 2005. For the nine months ended May 31, 2006 and 2005, the sugarcane and sod division generated pretax profits of $0.6 million and a profit of $0.5 million, respectively. Recent price increases in the price of raw sugar improved sugarcane profitability during the quarter ended May 31, 2006, and returned the division to its prior year profitability levels.

Cattle

Pretax profits from the sale of cattle were $0.1 million and $0.7 million for the three and nine months ended May 31, 2006, respectively, compared with $1.1 million and $1.8 million for the three and nine months ended May 31, 2005. The number of cattle sold was less during the first nine months of fiscal year 2006 than for the same period in the prior fiscal year (4,133 for the first nine months of fiscal year 2006 compared with 9,995 for the first nine months of fiscal year 2005). During fiscal year 2005, in order to take advantage of record high prices for calves, the Company sold a portion of its calf crop that would have normally been delivered to western feedlots. Calves delivered to western feedlots require an additional nine months of preparation before they are ready for sale. Due to the sale of the calves in the prior fiscal year as described above, fewer animals were available for sale in the current fiscal year.

Other Agricultural Operations

The Company also sells vegetable transplants through its subsidiary, Alico Plant World, LLC, as well as native plants from its ranch location, and grows and sells corn and beans. Pretax income from these operations totaled $0.1 million and $0.2 million for the three and nine months ended May 31, 2006, respectively. Income from plants, vegetables and trees was $0.3 million and $0.5 million for the three and nine month periods ended May 31, 2005, respectively.

General Corporate

In May 2006, the Company purchased a 523 acre riverfront mine site for rock and fill. The purchase price was $10.6 million. The property was purchased in order to partially replace the revenue stream from the Lee County rock mine which was sold in fiscal year 2005. A portion of the purchase price was designated as like kind exchange property resulting from the sale of the citrus grove described below.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of Labelle, Florida in Hendry County for $5.6 million cash placed in escrow and used as proceeds for a like kind exchange to acquire the mine site. The Company will retain operating rights to the grove until residential development begins.

The Company through Alico-Agri Ltd., purchased approximately 291 acres in Polk County, Florida in October 2005 for $9.2 million. The property contains 2,100 feet of road frontage on U.S. 27 and 2,600 feet of road frontage on County road 640. The property also includes approximately 2,640 feet of lakefront along Crooked Lake, a 6,000 acre lake. The Company identified the property as an exchange property under section 1031 of the Internal Revenue Code and was able to defer tax on $9.2 million of proceeds from the sale of a Lee County parcel that closed in escrow in July 2005 and is described below.

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

Agri-Insurance, Co. Ltd., a wholly owned subsidiary of Alico, Inc., wrote an insurance policy in 2004 for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 51% of the Company’s common stock. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and Agri charged a premium of $45 thousand. Tri-County Grove LLC discovered citrus canker in their groves in 2005, requiring the total destruction of the majority of its citrus trees. Agri accrued a loss reserve in fiscal year 2005 equal to the total potential exposure under the policy for this claim of $1.4 million. The claim was paid in full in March of 2006.

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

Off Balance Sheet Arrangements
______________________________

The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into forward purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by forward sales contracts. The total forward purchase contracts under these agreements totaled $1.7 million at May 31, 2006. All of these purchases were covered by forward sales agreements. None of these agreements were in a net loss position as of May 31, 2006. All of these contracts will be fulfilled by the end of the fiscal year 2006. Additionally, the Company hedges its fuel requirements through the purchase of fuel stocks at fixed prices for future deliveries. The net obligations under these arrangement totaled $480 thousand at May 31, 2006. Deliveries under these contracts will occur before October 31, 2006.

Disclosure of Contractual Obligations
_____________________________________

The contractual obligations of the Company at May 31, 2006 are set forth in the table below:

May 31, 2006
(in thousands)
		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$63,157	$3,312	$2,633	$53,623	$3,589
Expected interest on debt	17,187	$3,918	$7,341	$5,688	$240
Commissions	2,833	-	1,417	1,416	-
Citrus purchase contracts	1,692	1,692	-	-	-
Retirement benefits	4,799	637	688	688	2,786
Deferred taxes	15,869	2,928	3,800	3,800	5,341
Other non-current liability (a)	16,954	-	16,954	-	-
Building & equipment additions	1,634	1,634
Real Estate contract obligations	726	726
Purchase obligations (donation)	781	781	-	-	-
Fuel purchase contract	480	480	-	-	-
Sugarcane harvesting obligation	136	136
Leases (operating & capital)	37	25	12	-	-

Total	$126,285	$16,269	$32,845	$65,215	$11,956

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

Based on fruit buyers' and processors' advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior year's crop totaling $839 thousand for the nine months ended May 31, 2006, and $357 thousand for the nine months ended May 31, 2005.

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

Since receiving the favorable IRS determination letter, certain transactions, entered into by other taxpayers under the same IRS Code Section came under scrutiny and criticism by the news media. In reaction, Management has recorded a contingent liability of $17.0 million at May 31, 2006 and August 31, 2005 for income taxes in the event of an IRS challenge. Management’s decision has been influenced by perceived changes in the regulatory environment. Because Management believes it is probable that a challenge will be made and that it may be successful as to some of the possible assertions, Management has provided for this contingency.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable. A revenue agent issued a report in May 2004, challenging Agri’s tax exempt status for the years examined; however, the report did not quantify the adjustment or assessment proposed. Agri responded with a written report that disputed the facts, interpretation of law, and conclusions cited in the Agent’s report. Upon receipt of Agri’s response in July 2004, the Agent proposed requesting a Technical Advice Memorandum (TAM) from the national office to assist in settling the differences. After reviewing the proposed TAM request from the IRS, Agri responded with a written report that disputed the facts the IRS cited in its request. Due to the breadth and substantial nature of the dispute, the IRS has chosen not to pursue the TAM.

In June 2006 the IRS issued notices of proposed adjustments that take the position that the determination letter issued to Agri should be retroactively revoked, and the value of the assets contributed from Alico to Agri should be taxed at their fair market value at the date of transfer. Additionally, the notices allege that Alico expensed certain fees and expenses that should have been capitalized. Although the proposed adjustments do not quantify the tax, penalty or interest proposed, the total proposed adjustments would result in additional taxable income to the Company of $0.3 million, $76.6 million and $42.8 million for the fiscal years ended August 31, 2002, 2001 and 2000, respectively. The notices of proposed adjustments also contain an alternative IRS position alleging that even if the determination letter was valid, that under the Code Section 482, Alico, Inc. remains liable for tax on the sale of the real estate transferred. This alternative proposed adjustment does not quantify the tax, penalty or interest proposed, but the proposed adjustment would result in additional taxable income to the Company of $19.4 million, $13.4 million, $11.1 million, $1.4 million and $10.3 million for the fiscal years ended August 31, 2004, 2003, 2002, 2001 and 2000, respectively. A third and fourth alternative position taken by the IRS alleges that Alico acted as Agri’s agent or that two real estate sales be taxable to Alico under the assignment of income doctrine. These alternative positions do not quantify the adjustment to income, tax, penalty or interest proposed, but the Company estimates that the adjustment under either of these alternative positions would result in additional taxable income to the Company of approximately $0.3 million, $1.2 million, and $10.3 million for the fiscal years ended August 31, 2002, 2001, and 2000, respectively.  The Company does not agree with the proposed adjustments and plans to defend against the challenges vigorously. See also footnote 8 to the condensed consolidated financial statements.

Since January 1, 2004 Agri has been filing as a taxable entity as a result of changes in the Internal Revenue Code.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company's investment in marketable debt securities and its loan obligations that are sensitive to changes in interest rates. The table also provides information about the Company's purchase and sales contracts that are sensitive to changes in the citrus juice prices.

Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is averse to principal loss and provides for the safety and preservation of invested funds by limiting default, market and reinvestment risk. The Company classifies cash equivalents and investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and debt instruments held at various securities brokers and investment banks.

Fixed rate securities tend to decline with market rate interest increases. Variable rate securities are generally affected more by general market expectations and conditions. Additionally, the Company has debt with interest rates that vary with the LIBOR. A 1% increase in this rate would impact the Company's annual interest expense by approximately $511 thousand based on the Company's outstanding debt under these agreements at May 31, 2006.

The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC, purchases citrus from growers and resells the fruit to various processing plants. Both the purchase and sales prices may be fixed or variable. At May 31, 2006 all variable purchase contracts had been settled. The table below shows the total commitment for variable sales price contracts calculated using the base contract price. These variable price contracts were closed out in June for an additional $108 thousand in revenue.

	Expected Maturity Date
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value
Interest Rate Sensitivity

Assets
Marketable Debt Securities
Fixed Rate Securities	$19,238	4,042	143	261	199	3,260		27,143
Average Interest Rate	4.66%	6.14%	5.03%	5.32%	5.03%	4.96%		4.92%

Variable Rate Securities	$7,759	2,700	-	-	-	13,380		23,839

Liabilities
Notes Payable
Fixed Rate Notes	$3,312	1,315	1,318	1,267	1,267	3,589	12,068
Average Interest Rate	6.16%	6.69%	6.69%	6.68%	6.68%	6.68%	6.54%

Variable Rate Notes					51,089		51,089
Average Interest Rate					5.63%		5.63%

Commodity Price Sensitivity

Variable Pricing Contracts
Fruit Purchase Commitments	-						0

Fruit Sales Commitments	$4,064						4,064

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions.  Additionally, the degree of compliance with the policies or procedures may deteriorate over time. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The material weakness identified by the Company was disclosed in its Annual Report on Form 10-K, which was filed with the SEC on November 23, 2005. Based on that and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2006, the Company's disclosure controls and procedures are not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).

Changes in internal control over financial reporting

Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in its Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. Management has therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its third quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has substantially completed implementation of the changes it believes are required to remediate the previously reported material weaknesses in internal control over financial reporting related to maintaining an effective control environment by: (i) adding a certified public accountant, a qualified and experienced financial reporting manager, to the Company's Accounting Department to ensure that the Company has sufficient depth, skills and experience within the department to prepare the Company's financial statements and disclosures in accordance with generally accepted accounting principles in the United States of America; (ii) hiring an assistant controller to process transactions and allowing the controller more time to perform in depth reviews of financial accounting information; (iii) enhancing and strengthening its written accounting and reporting policies pertaining to the elimination of inter-company balances and training employees with respect to the new policies; and (iv) purchasing accounting software specifically designed to handle consolidating entries, schedules and issues. All these changes have taken place subsequent to the year ended August 31, 2005. Management will continue to evaluate the progress and abilities of accounting personnel in order to assess whether weakness has been effectively remediated. While the remediation measures are expected to improve the design and effectiveness of the Company's internal control over financial reporting, certain of the corrective processes, procedures and controls have not been tested. In general, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Accordingly, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2005 and May 31, 2006. Management is committed to correcting this material weakness.

As a result of the material weakness and factors identified above, we have concluded that as of August 31, 2005, and May 31, 2006, the Company did not maintain effective internal control over financial reporting.

FORM 10-Q
PART II. OTHER INFORMATION

ITEM 1.Has been omitted as there are no items to report during this interim period.

ITEM 2. Unregistered sales of Equity Securities

On November 30, 2005 pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005, the Company issued 6,447 of its common stock as restricted shares privately placed in reliance on rule 144 to the independent directors as follows:

Evelyn D’An             725 shares
Phillip S. Dingle        896 shares
Gregory T. Mutz   2,809 shares
Charles L. Palmer     923 shares
Gordon Walker     1,094 shares

The Directors received the shares in lieu of cash Director fees as provided under the Director Compensation Plan. The Company did not receive any cash for these transactions.

The following table provides information relating to purchases by Alico, Inc. of Alico, Inc. common shares on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for the first nine months of fiscal 2006:

Date	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs

11/28/2005	10,000	$ 43.30	10,000	$ 902,600
5/9/2006	3,000	$54.46	13,000	$925,820

ITEM 3. has been omitted as there are no items to report during this interim period.

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
Exhibit 3.2 Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).
Exhibit 10.1 Loan Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2005).
Exhibit 10.2 Amended and Restated Loan Agreement, dated May 26, 2006 (incorporated by reference to
Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 1, 2006).
Exhibit 11 Computation of Earnings per share May 31, 2006.
Exhibit 31.1 Rule 13a-14(a) certification.
Exhibit 31.2 Rule 13a-14(a) certification.
Exhibit 32.1 Section 1350 certification.
Exhibit 32.2 Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

July 10, 2006
John R. Alexander
Chairman
Chief Executive Officer
(Signature)

July 10, 2006
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

July 10, 2006
Jerald R. Koesters
Controller
(Signature)