Form 10-K
ALICO INC
filed 2006-11-28
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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
                                         Title of class:                                        Name of each exchange on which registered:
                                     COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative                           NASDAQ

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act.

Yes      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      No X

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

Yes      No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act ((Check one):

Large accelerated filer    Accelerated filer X                                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act.)

Yes      No X

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the average bid and asked price, as quoted on the NASDAQ as of February 28, 2006 (the last business day of Alico’s most recently completed second fiscal quarter) was $165,357,190. There were 7,368,612 shares of stock outstanding at October 31, 2006.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant to be dated on or before December 31, 2006 are incorporated by reference in Part III of this report.

INDEX

ALICO, INC.
FORM 10-K
For the year ended August 31, 2006

Part I

•	Item 1, business.
•	Item 1A, risk factors.
•	Item 1B, unresolved staff comments.
•	Item 2, properties.
•	Item 3, legal proceedings.
•	Item 4, submission of matters to a vote of security holders.

Part II

•	Item 5, market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.
•	Item 6, selected financial data.
•	Item 7, management’s discussion and analysis of financial condition and results of operations.
•	Item 7A, quantitative and qualitative disclosure about market risk.
•	Item 8, financial statements and supplementary data.
•	Item 9, changes in and disagreements with accountants on accounting and financial disclosure.
•	Item 9A, control and procedures.
•	Item 9B, other information.

Part III

•	Item 10, directors and executive officers of the registrant.
•	Item 11, executive compensation.
•	Item 12, security ownership of certain beneficial owners and management and related stockholder matters.
•	Item 13, certain relationships and related transactions.
•	Item 14, principal accountants’ fees and services.

Part IV

•	Item 15, exhibits and financial statement schedules.
•	Signatures.

PART I
Item 1. Business.

Alico, Inc. (the "Company"), which was formed February 29, 1960 as a spin-off of the Atlantic Coast Line Railroad Company, is a land management company operating in Central and Southwest Florida. The Company's primary asset is 136,605 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. (See Item 2 for location and acreage by current primary use.) The Company is involved in a variety of agribusiness pursuits in addition to land leasing and rentals, rock and sand mining and real estate sales activities.

The Company's land is managed for multiple uses wherever possible. For example, cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration utilize the same acreage in some instances.

The charts below outline the relative contribution of each operation to the operating revenue, profit and total assets of the Company during the past three years (all revenues are from external customers within the United States):

	Fiscal years ended August 31,
	2006	2005	2004
Revenues
Agriculture:
Bowen Brothers Fruit	$30,869	$-	$-
Citrus groves	22,188	26,231	24,549
Sugarcane	8,926	9,323	11,646
Cattle	5,700	11,017	9,678
Alico Plant World	3,270	2,587	-
Vegetables	2,389	-	-
Sod	1,528	402	752
Native trees and shrubs	142	231	407
Agriculture operations revenue	75,012	49,791	47,032
Real estate activities	113	810	406
Land leasing and rentals	1,369	1,933	1,171
Mining royalties	940	2,991	3,448

Total operating revenue	$77,434	$55,525	$52,057

	Fiscal years ended August 31,
	2006	2005	2004
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$(268)	$-	$-
Citrus groves	7,614	6,247	4,142
Sugarcane	360	499	2,595
Cattle	786	2,109	1,500
Alico Plant World	(1,103)	459	-
Vegetables	985	-	-
Sod	688	(78)	130
Native trees and shrubs	142	231	407
Gross profit from agricultural operations	9,204	9,467	8,774
Real estate activities	52	482	153
Land leasing and rentals	917	1,294	784
Mining royalties	940	2,991	3,448
Net casualty loss (recovery)	3,628	(1,888)	(408)
Subtotal	14,741	12,346	12,751
Profits from the sale of bulk real estate	4,369	5,465	20,311
Net interest and investment income (expense)	4,987	2,148	694
Corporate general and administrative and other	(11,413)	(10,721)	(5,956)
Income before income taxes	12,684	9,238	27,800
Provision for income taxes	6,215	3,148	9,987
Net income	$6,469	$6,090	$17,813

Total Assets:
Agriculture:
Bowen Brothers Fruit	$3,096	$-
Citrus groves	59,464	49,670
Sugarcane	47,894	49,863
Cattle	23,919	20,383
Alico Plant World	6,515	7,373
Vegetables	1,981	-
Sod	4,191	1,743
Subtotal Agriculture	147,060	129,032
Mining	10,568	1,017
Other Corporate assets	105,125	117,645
Total assets	$262,753	$247,694

The Company is not in the retail land sales and development business, except through its wholly owned subsidiary, Saddlebag Lake Resorts, Inc. However, the Company has from time to time sold properties which, in the judgment of Management and the Board of Directors, were surplus to the Company's primary operations. Additionally, the Company’s wholly owned subsidiary, Alico-Agri, Ltd., has also engaged in bulk land sales. The Company recently hired a Vice President of Real Estate to work with senior management and the Board of Directors to enhance the planning and strategic positioning of all Company owned land. This position will also oversee the entitlement of the Company's land assets in order to preserve rights should the Company choose to develop property in the future.

Subsidiary Operations

The Company has five wholly owned subsidiaries: Agri-Insurance Company, Ltd. ("Agri"), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC (“Plant World”), Bowen Brothers Fruit LLC (“Bowen”), and Saddlebag Lake Resorts, Inc. (“Saddlebag”).

Agri

Agri, formed during fiscal 2000, was created to write crop insurance against catastrophic losses due to weather and disease. Independent third party actuaries compute premiums and coverage amounts for policies issued by Agri.

Agri hires independent actuaries and underwriters to set premiums for indemnities quoted and to establish underwriting considerations. Premiums vary depending upon the size of the property, its age and revenue-producing history, and the proximity of the insured property to known disease-prone areas or other insured hazards.

Agri provided coverage for Tri-County Groves, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock at the time the coverage was issued, in fiscal year 2004. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million, and the premium collected was $45 thousand during the coverage term.

Additionally, Agri directly underwrote catastrophic business interruption coverage for its parent company, Alico, Inc., insuring all but two of Alico’s citrus groves during fiscal years 2005 and 2004. The total coverage under the policy was $34.0 million and $28.5 million for fiscal years 2005 and 2004, respectively. Premiums charged for the policy were $1.5 million and $1.1 million during fiscal years 2005 and 2004, respectively. Alico’s remaining two groves were insured by Agri during calendar years 2004. The coverage provided under this policy was $3.7 million and the premium charged was $98 thousand during calendar year 2004.

Alico-Agri

Alico-Agri, Ltd. was formed during fiscal year 2003 to manage the real estate holdings of Agri. The partnership allows Alico to provide management and administrative services so that Agri can focus on insurance issues. Agri transferred all of its property holdings and the related contracts to Alico-Agri for a 99% partnership interest. Alico, the managing partner, transferred cash for a 1% interest in the partnership.

Plant World

In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC was set up as a wholly owned subsidiary of Alico-Agri, Ltd. The assets of Plant World were purchased for the purpose of diversifying Alico’s agricultural operations and to leverage Alico’s existing relationships with the farming community.

Bowen

Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC (Bowen), purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made to provide Alico with additional marketing expertise and the ability to harvest its own fruit crop.

Saddlebag

Saddlebag has been active in the subdividing, development and sale of real estate since its inception in 1971. Saddlebag has two subdivisions near Frostproof, Florida that have been developed. Both subdivisions are sold out. The Company recently hired a Vice President of Real Estate, who also serves as President of Saddlebag, to work with senior management and the Board of Directors to enhance the planning and strategic positioning of all Company owned land. He will also oversee the entitlement of the Company's land assets in order to preserve rights should the Company choose to develop property in the future.

The financial results of the operation of these subsidiaries are consolidated with those of the Company. Intercompany activities and balances are eliminated in consolidation. (See Note 1 of the Notes to the Consolidated Financial Statements.)

Segments

The Company engages in a variety of agricultural pursuits as well as other land management activities. For further information concerning segments please refer to Note 11 to the consolidated financial statements.

Agricultural Operations

Bowen Brothers

Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other outside growers. Bowen’s operations also include the purchase and resale of citrus fruit. Bowen Brothers was purchased in February 2006 to provide Alico with additional marketing expertise and the ability to harvest its own fruit crop. During fiscal year 2006 Bowen harvested approximately 900 thousand boxes of Alico’s fruit and 2.7 million boxes of fruit from third parties.

Citrus Groves

Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets. Approximately 10,208 acres of citrus were grown and harvested during the 2005-06 season. Since 1983 the Company has maintained a marketing contract covering the majority of the Company's citrus crop with Ben Hill Griffin, Inc. (Griffin), a Florida corporation. Griffin was the Company’s largest shareholder until February 2004 (See footnote 10 to consolidated financial statements). The agreement provides for modifications to meet changing market conditions and provides that either party may terminate the contract by furnishing advance written notice prior to the first day of August before each fruit season. Notice was served in a timely fashion in fiscal year 2005, and accordingly the fruit marketed under the terms of this contract is expected to decrease over the next two years. Under the terms of the contract, the Company's fruit is packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold. In February 2004, Ben Hill Griffin, Inc. transferred all of its stock holdings in the Company to Atlantic Blue Trust, Inc., pursuant to the "Settlement Agreement" agreed upon regarding a dispute over a family trust.

During the year ended August 31, 2006, approximately 78% of the Company's fruit crop was marketed under this agreement, as compared to 76% for the year ended August 31, 2005 and 75% for the year ended August 31, 2004.

Sugarcane

Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. The crop is harvested by a co-op, proportionately owned by sugarcane growers, including Alico. The Company had 10,138 acres, 10,580 acres, and 11,131 acres of sugarcane in production during fiscal years 2006, 2005, and 2004, respectively. The 2006, 2005, and 2004 fiscal year crops yielded approximately 272,000, 319,000 and 346,000 gross tons, respectively. An additional 3,416 acres of planted cane was not yet mature for harvest during fiscal year 2006. Since the inception of its sugarcane program in 1988, the Company has sold 100% of its product through a pooling agreement with United States Sugar Corporation, a local Florida sugar mill. Under the terms of the pooling agreement, the Company’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold.

Cattle

The Company’s cattle operation, located in Hendry and Collier Counties, Florida, is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 13,500 cows, bulls and replacement heifers. Approximately 56% of the herd is from one to five years old, while the remaining 44% are at least six years old. The Company primarily sells to packing and processing plants in the United States. The Company also sells cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for the Company's cattle. In the opinion of Management, the loss of any one or a few of these processing plants and/or buyers would not have a material adverse effect on the Company's cattle operation. Subject to prevailing market conditions, the Company may hedge its beef inventory by entering into cattle futures contracts to reduce exposure to changes in market prices.

Plant World

In September 2004, in order to diversify Alico’s agricultural operations and to leverage Alico’s existing relationships with the farming community, the Company formed a subsidiary, Alico Plant World and purchased the assets of a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. Plant World’s infrastructure covers approximately 50 acres of land. During fiscal years 2006 and 2005, Plant World shipped approximately 85.8 million and 69.9 million vegetable transplants, respectively, to various farmers in several states. The Company is currently exploring various ornamental varieties of plants in order to improve margins in its nursery operations.

Vegetables

In fiscal year 2006 the Company began growing vegetables. During the year, the Company planted 500 acres of sweet corn and 500 acres of green beans. The corn crop produced approximately 119,000 crates, and the beans produced approximately 77,000 bushels. Yields from both ventures were reduced due to the effects of hurricane Wilma, a category three hurricane that swept through Southwest Florida in October 2005. The Company plans to double its corn and bean acreage in fiscal year 2007, and is currently exploring the cultivation of other vegetable crops.

Sod

The Company is also engaged in the cultivation of sod for landscaping purposes. The Company had 472 acres of sod in production during fiscal years 2006, 2005 and 2004. The Company harvested approximately 12.6 million, 4.8 million and 17.2 million square feet of cultivated sod in fiscal years 2006, 2005 and 2004, respectively. The Company is currently developing an additional 500 acres of sod. The Company entered into an agreement in fiscal year 2006 with a United States sod wholesaler to market its crop. Additionally, the Company began selling uncultivated sod (bahia) to local landscapers from its pastures in fiscal year 2005. The Company harvested approximately 15.9 million and 1.8 million square feet of uncultivated sod during the 2006 and 2005 fiscal years, respectively.

Native trees and shrubs

A small percentage of the Company's properties are classified as timberlands. Thinning of timber began in fiscal year 2006 and will be completed during fiscal 2007. Additionally the Company sells sabal palms, palm fans, oak trees and other horticultural commodities growing naturally on the property. These products are sold to landscaping companies in Florida. The Company does not incur any of the harvesting expenses for any of its tree or shrub sales.

Non Agricultural Operations

Mining Operations: Rock and Sand

Prior to July 2005, the Company leased a portion of its property in Lee County, Florida to CSR America, Inc. of West Palm Beach, Florida for the mining and production of rock, aggregate, sand, baserock and other road building and construction materials.

Royalties received for these products are based on a percentage of the F.O.B. plant sales price. The Company sold the majority of the property in Lee County where the mines were located in July 2005, but continues to receive royalties from the mining operations on the remaining acreage. However, a contract is pending for the sale of the remaining Lee County property. When the property is sold, the royalties from this location will cease.

In May 2006, the Company paid $10.6 million to purchase a 523 acre riverfront mine site for rock and fill. The Company has allocated approximately 54% of the purchase price to the rock and sand reserves, with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves will be depleted and charged to cost of goods sold proportionately as the property is mined.

Additionally, the Company is currently seeking a permit for a rock mine on its Hendry County property. Other properties are currently being evaluated for mine sites.

Land Rentals for Grazing, Agricultural, Oil Exploration and Other Uses

The Company rents land to others on a tenant-at-will basis, for grazing, farming and recreational uses. The Company will continue to develop additional land to lease for farming as strategically advantageous and profitable. There were no significant changes in the method of rental for these purposes during the past fiscal year.

Competition

As indicated, the Company is primarily engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. For instance, citrus is grown in foreign countries and several states, the most notable of which are: Brazil, Florida, California, and Texas. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Sugarcane products compete with products from sugar beets in the United States as well as imported sugar and sugar products from foreign countries. Sod is produced throughout the United States, as are vegetables and vegetable transplants. Forest and rock products are produced in most parts of the United States. Leasing of land is also widespread.

The Company's share of the United States market for citrus, sugarcane, cattle, sod, vegetables, vegetable transplants, mining and forest products is less than 3%.

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

Employees

At August 31, 2006, the Company had a total of 215 full-time employees classified as follows: Bowen 12; Citrus 79; Sugarcane 17; Ranch 19; Plant World 29; Vegetables 2; Sod 1; Real Estate 3; Leasing 1; Facilities Maintenance Support 31; General and Administrative 21. One of the general and administrative staff is engaged in the development of new products and research. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business

As with any agribusiness enterprise, the Company's business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs in all quarters. Sugarcane is harvested during the first, second and third quarters. Vegetable harvest and sales generally occur in the first, second and third quarters. Vegetable transplant sales occur primarily in the first, second and third quarters. Other segments of the Company's business such as its cattle and sod sales, and its timber, mining and leasing operations, tend to be more recurring than seasonal in nature.

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

Item 1A. Risk Factors

The Company’s operations involve varying degrees of risk and each investor should consider the specific risks and speculative features inherent in and affecting the business of the Company before investing in the Company. In considering the following risk and speculative factors, an investor should realize that there is a possibility of losing their entire investment.

The Company’s financial condition and results of operations could be affected by the risk factors discussed below. These factors may also cause actual results to differ materially from the results contemplated by the forward looking statements in Management’s Discussion and Analysis.

The list of risks below is not intended to be all inclusive. A complete listing of risks is beyond the scope of this document. However, in contemplating the financial position and results of operations of the Company, investors should carefully consider, among other factors, the following risk factors:

General

The IRS has proposed significant contested audit tax adjustments which could have a material adverse effect on the Company

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company's tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its rebuttal until October 16, 2006 and timely submitted the rebuttal on October 13, 2006.

In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company's Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes. However, using the IRS promulgated monthly rates the Company estimates that the interest charge on the maximum proposed assessment is $25.0 million as of August 31, 2006. Interest will continue to accrue at the monthly interest rate published by the IRS.

The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. The Company has accrued a liability of $20.3 million for the contingency.

Should the IRS prevail in its primary position, the effect would materially and adversely reduce the liquidity of the Company and would cause the Company to default on several of its loan covenants.

The Company has a 50.5% stockholder and a limited public float which could adversely affect the price of its stock and restrict the ability of the minority shareholders to have a voice in corporate governance

Atlantic Blue Group, Inc. (ABG) (formerly Atlantic Blue Trust, Inc.) is the owner of approximately 50.5% of the Company’s common stock. Accordingly, the Company’s common stock is thinly traded and its market price may fluctuate significantly more than stocks with a larger public float. Additionally by virtue of its ownership percentage, ABG is able to elect all the directors and, consequently, is deemed to control the Company. While ABG has issued a governance letter dated September 29, 2006 reaffirming its commitment to maintaining a majority of independent directors on Alico’s board, this commitment may be terminated at any time upon 30 days prior written notice. The Company does not have cumulative voting. Accordingly stockholders of the Company other than ABG have no effective control over who the management and directors of the Company are or will be.

The Company manages its properties in an attempt to capture its highest and best use and customarily does not sell property until it determines that the property is surplus to its agricultural activities by reason of its potential for industrial, commercial or residential use. The Company has little control over when this occurs.

The Company’s goal for its land management program is to manage and selectively improve its lands for their most profitable use. To this end, the Company continually evaluates its properties focusing on soil capabilities, subsurface composition, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. While the Company is primarily engaged in agricultural activities, when land is determined to be better suited to industrial, commercial or residential use, the Company has classified the property as surplus to its agricultural activities and sold it. The Company’s land management strategy is thus a long term strategy to acquire, hold and manage land for its best use, selling surplus land at opportune times and in manner that would maximize the Company’s profits from such surplus tracts. The timing for when agricultural lands become best suited for industrial, commercial or residential use depends upon a number of factors which are beyond the control of the Company such as:

▪	population migration

▪	national, regional and local economic conditions

▪	conditions in local real estate markets (e.g., supply of land, reduction in demand)

▪	competition from other available property;

▪	availability of roads and utilities;

▪	availability of governmental entitlements;

▪	government regulation and changes in real estate, zoning, land use, environmental or tax laws;

▪	interest rates and the availability of financing; and

▪	potential liability under environmental and other laws.

The Company is not able to predict when properties will become best suited for non agricultural use and has little ability to influence this process. Additionally changes from time to time in any or a combination of these factors could result in delays in sales or the Company’s inability to sell tracts which are determined to be surplus or to its ability to realize optimum pricing from such sales.

The Company carries large receivables from seller financed sales of large tracts of surplus land the collectibility of which is subject to credit risk relating to debtors.

The Company’s sale of surplus lands often involves buyer financing provided by the Company. In addition to the cash deposit paid by a buyer of surplus land, the Company at times takes a mortgage for the unpaid balance of the purchase price of the land sales contract. The collectibility of the amounts owed and the likelihood that the Company will achieve the profitability promised by any sales contract is dependent on the creditworthiness of the mortgagees which often depends upon the continued financial success of such entity. The purchasers of the surplus tracts are often developers, whose success is in turn directly affected by the multiple factors in the national and local real estate market, including but not limited to interest rates, demand for housing, competition from other available land and unanticipated costs of construction. A mortgagor’s default under a material sales contract, or the bankruptcy of any material purchaser of surplus land depending on the magnitude of its debt to the Company, could have a material adverse effect on the Company.

The Company is subject to environmental liability by virtue of owning significant holdings of real estate assets.

The Company faces a potential for environmental liability by virtue of its ownership of real property. If hazardous substances (including herbicides and pesticides used by the Company or by any persons leasing the Company’s lands) are discovered on or emanating from any of the Company’s lands and the release of such substances presents a threat of harm to the public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Although the Company purchases insurance when it is available for environmental liability, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available to the Company at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land or be significant enough that it would have a material adverse effect on the Company.

The Company has two large customers that account for 34% of revenues.

For the fiscal year ended August 31, 2006, the Company’s two largest customers accounted for approximately 34% of operating revenues, with its largest customer accounting for 22% of operating revenue. The Company’s largest customer is Ben Hill Griffin, Inc. (“Griffin”), with whom the Company has a marketing agreement which, by its terms, will expire at the end of the 2006-07 citrus season. The balance of the sales concentration is attributable to the Company’s marketing and allotment contracts with U.S. Sugar, for whom the Company grows raw sugarcane. These two marketing arrangements involve marketing pools which allow the contracting party to market the Company’s product in conjunction with others in the pool and pay the Company a proportionate share of the resulting revenue from the sale of all of the pooled product, less operating expenses and an agreed upon profit margin. While the Company believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results or associated costs may not be as favorable as the current contracts.

The Company has Material Weaknesses in its internal accounting controls.

In the 2005 Annual Report on Form 10K, the Company noted that it had identified a Material Weakness in its internal accounting controls because of insufficient staffing in its accounting department. The Company took remedial action to correct this weakness, but , as of the date of the 2006 audit, the Company’s Chief Executive Officer and Chief Financial Officer decided that the Material Weakness had not been remediated and therefore has continued. The reason for this decision is that during the Company’s annual audit a significant deficiency arose due to adjustments to the Company’s tax provision that were not detected by the Company’s accounting staff. . See Item 9A. By definition a Material Weakness means that there is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, the existence of a Material Weakness precludes management or the Company’s Auditor from concluding that internal control over financial reporting is effective and requires the Company's auditors to issue an adverse attestation opinion on the company’s internal controls.

Agricultural Risks - General

Agricultural operations generate a large portion of the Company’s revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product liability.

Agricultural products are subject to supply and demand pricing which is not predictable

Because the Company’s agricultural products are commodities, the Company is not able to predict with certainty what price it will receive for its products; however, its costs are relatively fixed. Additionally, the growth cycle of such products in many instances dictates when such products must be marketed which may or may not be advantageous to obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may cause higher prices.  Shortages often result from adverse growing conditions which can reduce available product of growers in affected growing areas while not affecting others in non affected growing areas. Since multiple variables which affect pricing and costs are incurred before pricing and supply is known, the Company cannot accurately predict or control from year to year what its profits or losses from agricultural operations will be.

The Company’s agricultural assets are concentrated and the effects of adverse weather conditions such as hurricanes can be exaggerated.

The Company’s agricultural operations are concentrated in south Florida counties with more than 80% of its agricultural lands located at Alico Ranch in Hendry County. All of these areas are subject to occasional periods of drought, excess rain, flooding, freeze, and hurricane risk. Crops require water in different quantities at different times during the growth cycle. Accordingly too much or too little water at any given point can adversely impact production. While the Company attempts to mitigate controllable weather risks through water management and crop selection, its ability to do so is limited. The Company’s operations are in south and central Florida which are areas subject to the risk of hurricanes. Hurricanes have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of wind blown disease. The Company was impacted by hurricanes during fiscal years 2006, 2005 and 2004 and sustained losses relating to the storms during all three fiscal years. The Company seeks to minimize hurricane risk by the purchase of insurance contracts, but a portion of the Company’s crops remain uninsured. Because the Company’s agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions is magnified in the Company’s results of operations.

Water use regulation restricts the Company’s access to water for agricultural use

The Company’s agricultural operations are dependent upon the availability of adequate surface and underground water needed to produce its crops. The availability of water for use in irrigation is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which the Company’s lands are located. Currently the Company has permits for the use of underground and surface water which are adequate for its agricultural needs. Surface water in Hendry County, where much of the Company’s agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and the system of canals used to irrigate such land. Since the Army Corps of Engineers controls the level of Lake Okeechobee, this organization ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district.  Recently the Army Corps of Engineers decided to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levees surrounding the lake to restrain rising waters which could result from hurricanes. Changes in permitting for underground or surface water use during times of drought because of lower lake levels may result in shortages of water for agricultural use by the Company and could have a material adverse effect upon the Company’s agricultural operations and financial results.

The Company’s citrus groves are subject to damage and loss from disease including but not limited to citrus canker and citrus greening diseases

The Company’s citrus groves are subject to damage and loss from diseases such as Citrus Canker and Citrus Greening. Each of these diseases is widespread in Florida and the Company has found instances of Citrus Canker and/or Citrus Greening in several of its groves. Both diseases are present in areas where Company groves are located. There is no known cure for Citrus Canker at the present time although some pesticides inhibit the development of the disease. The disease is spread by contact with infected fruit or trees or by wind blown transmission. The Company’s policy is to destroy trees which become infected with this disease or with Citrus Greening disease and the Company maintains an inspection program to discover infestations early. Citrus Greening destroys infected trees. The disease is spread by psyllids and the Company carries on a pesticide program to eliminate these hosts. There is no known pesticide or other treatment for Citrus Greening at the present time. Both of these diseases pose a significant threat to the Florida Citrus industry and to the Company’s citrus groves. Wide spread dissemination of these diseases in the Company’s groves could cause a material adverse effect to the Company’s operating results and citrus grove assets.

Pesticide and herbicide use by the Company or its lessees could create liability for the Company

The Company and some of the parties to whom the Company leases land for agricultural purposes, use herbicides, pesticides and other hazardous substances in the operation of their business. All pesticides and herbicides used by the Company have been approved for use by the proper governmental agencies with the hazards attributable to each substance appropriately labeled and described. The Company applies such chemicals strictly in accordance with the labeling. However, the Company does not have any knowledge or control over the chemicals used by third parties who lease the Company’s lands for cultivation. It is possible that some of these herbicides and pesticides could be harmful to humans if used improperly, or that there may be unknown hazards associated with such chemicals despite any contrary government or manufacturer labels. The Company might have to pay the costs or damages associated with the improper application, accidental release or the use or misuse of such substances.

Changes in immigration laws or enforcement of such laws could impact the ability of the Company to harvest its crops

The Company engages third parties to provide personnel for its harvesting operations. The personnel engaged by such companies typically come from pools composed of immigrant labor. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws or stricter enforcement of such laws. The scarcity of available personnel to harvest the Company’s agricultural products could cause the Company’s harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect upon the Company.

Changing public perceptions regarding the quality, safety or health risks of our agricultural products can affect demand and pricing of such products.

The general public’s perception regarding the quality, safety or health risks associated with particular food crops the Company grows and sells could reduce demand and prices for some of the Company’s products. To the extent that consumer preferences evolve away from products the Company produces for health or other reasons, and the Company is unable to modify its products or to develop products that satisfy new customer preferences, there could be decreased demand for the Company's products. Even if market prices are unfavorable, produce items which are ready to be or have been harvested must be brought to market. Additionally, the Company has significant investments in its citrus groves and cannot easily shift to alternative products for this land. A decrease in the selling price received for the Company’s products due to the factors described above could have a material adverse effect on the Company.

The Company faces significant competition in its agricultural operations.

The Company faces significant competition in its agricultural operations both from domestic and foreign producers and does not have any branded products. Foreign growers generally have lower cost of production, less environmental regulation and in some instances greater resources and market flexibility than the Company. Because foreign growers have great flexibility as to when they enter the U. S. market, the Company cannot always predict the impact these competitors will have on its business and results of operations. The competition the Company faces from foreign suppliers of sugar and orange juice is mitigated by quota restriction on sugar imports imposed by the U. S. government and by a governmentally imposed tariff on U. S. orange imports.  A change in the government’s sugar policy allowing more imports or a reduction in the U.S. orange juice tariff would adversely impact the Company and negatively impact the Company’s results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

At August 31, 2006, the Company owned a total of 136,605 acres of land located in five counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

Alico, Inc. & Subsidiaries
Land Use Summary
August 31, 2006

	Total	Hendry	Polk	Collier	Glades	Lee
Citrus:
Producing acres	10,208	2,674	3,405	4,129	-	-
Support and nonproductive*	6,677	2,691	789	3,197	-	-
Total Citrus	16,885	5,365	4,194	7,326	-	-

Sugarcane:
Producing acres	13,554	13,554	-	-	-	-
Support and nonproductive*	8,241	8,241	-	-	-	-
Total Sugarcane	21,795	21,795	-	-	-	-

Ranch:
Improved pasture	22,922	22,627	295	-	-	-
Semi-improved pasture	21,752	20,038	602	1,112	-	-
Native pasture	19,513	11,846	5,949	1,718	-	-
Support and nonproductive*	25,516	23,296	1,540	680	-	-
Total Ranch	89,703	77,807	8,386	3,510	-	-

Farming:
Leased acres	4,886	4,886	-	-	-	-
Support and nonproductive*	1,008	1,008	-	-	-	-
Total farming	5,894	5,894	-	-	-	-

Sod:
Producing acres	472	472	-	-	-	-
Support and nonproductive*	363	363	-	-	-	-
Total sod	835	835	-	-	-	-

Rock and Sand Mining	523	-	-	-	523	-
Commercial & Residential	970	4	66	-	-	900

Total	136,605	111,700	12,646	10,836	523	900

* Includes buildings, roads, water management systems, fallow lands and wetlands.

Of the above lands, the Company utilizes approximately 22,000 acres of improved pasture plus approximately 49,000 acres of semi-improved and native pasture for cattle production. Much of the land is also leased for multi-purpose use such as oil exploration, farming and recreation.

From the inception of the Company's initial development program in 1948, the goal has been to develop the lands for their most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. Management believes that the lands are suitable for agricultural, residential and commercial uses. The Company is primarily engaged in agricultural activities. In the past some of the land was considered surplus to the agricultural needs of the Company and, as indicated under Item 1 of this report, sales of such surplus property were made from time to time.

The Company has recently hired a Vice President of Real Estate, who also serves as President of Saddlebag Lake Resorts, Inc., to work with senior management and the Board of Directors to enhance the planning and strategic positioning of all Company owned land. He will also oversee the entitlement of the Company’s land assets in order to preserve rights should the Company choose to develop the property in the future.

Management believes that each of the major agricultural programs is adequately supported by equipment, buildings, fences, irrigation systems and other amenities required for the operation of the projects.

Item 3. Legal proceedings

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company's tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit a rebuttal until October 16, 2006 and timely submitted the rebuttal on October 13, 2006. The rebuttal letter will be reviewed by the Southwest Florida IRS office, then forwarded to IRS Appeals for further action.

In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company's Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.

The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

Common Stock Prices

The common stock of Alico, Inc. is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low prices as reported by NASDAQ, by fiscal quarter, during the years ended August 31, 2006 and 2005 are presented below:

	2006		2005
	Bid Price		Bid Price
	High	Low	High	Low

First Quarter	$51.95	$42.06	$55.59	$41.25

Second Quarter	$47.50	$42.47	$62.05	$51.25

Third Quarter	$58.76	$42.04	$58.01	$46.63

Fourth Quarter	$59.35	$48.40	$56.20	$47.14

The price presented does not reflect prices in actual transactions. They are bid prices, which represent prices between broker-dealers. Theses prices do not include retail mark-ups and mark-downs or any commission to the broker-dealer.

Approximate Number of Holders of Common Stock

As of October 31, 2006, there were approximately 449 holders of record of the Company’s Common Stock as reported by the Company’s transfer agent.

Dividend Information

Dividends declared during the last two fiscal years were as follows:

Record Date	Payment Date	Amount Paid Per Share

June 30, 2005	July 15, 2005	$1.000
September 30, 2005	October 15, 2005	$0.250
December 31, 2005	January 15, 2006	$0.250
March 31, 2006	April 15, 2006	$0.250
June 30, 2006	July 15, 2006	$0.250
September 30, 2006	October 15, 2006	$0.275

At a Board of Directors meeting held on September 28, 2006, the Board declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 29, 2006, with payment expected on or about January 15, 2007.

The Company’s ability to pay dividends in the immediate future is dependent on a variety of factors including earnings and the financial condition of the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended August 31, 2006 by the Company or any “affiliated purchaser” of the Company as defined in rule 10B-18(a)(3) under the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Number of Shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that can yet be purchased under the plan or programs

06/01/06 - 06/30/06	-	-	-	18,000
07/01/06 - 07/31/06	-	-	-	18,000
08/01/06 - 08/31/06	3,000	55.62	3,000	15,000
Fourth quarter 2006	3,000	$55.62	3,000	15,000

(1) On November 17, 2005 the Company publicly announced that its Board of Directors had authorized a plan to purchase up to 31,000 shares of the Company's common stock through August 31, 2007 for the purpose of funding its Director Stock Compensation Plan. This column discloses the number of shares purchased pursuant to the Director Stock Compensation Plan during the indicated time periods.

Equity Compensation Arrangements

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock.

On April 17, 2006 the Company hired a President and Chief Operating Officer. As a portion of the total compensation package, the Board awarded 20,000 shares of restricted stock. Under the terms of the agreement, the shares will vest 25% on April 17, 2010 and continue to vest 25% per year until they are fully vested. The fair value per share was $45.25 on the date of the award.

On July 17, 2006 the Company hired a Vice President of Real Estate. As a portion of the total compensation package, the Board awarded 13,000 shares of restricted stock. Under the terms of the agreement, the shares will vest 25% on July 17, 2010 and continue to vest 25% per year until they are fully vested. The fair value per share was $53.13 on the date of the award.

On October 27, 2006, the Board awarded 20,000 shares of restricted stock to the Chief Executive Officer as additional compensation. Under the terms of the agreement, 4,000 shares vested effective August 31, 2006 and the remaining shares will vest 25% per year annually thereafter until they are fully vested. The fair value per share was $61.96 on the date of the award.

The following schedules detail the various transactions outlined above:

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	9,158	$17.66	292,844

Equity compensation
plans not approved
by security holders	53,000	-	-

Total	62,158	$17.66	292,844

Item 6. Selected Financial Data

	Years Ended August 31,
Description	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Amounts)

Operating revenue	$77,434	$55,525	$52,057	$48,285	$49,185
Operating expenses	62,693	43,179	39,306	43,582	50,313
Income (loss) from continuing operations	2,982	2,321	6,667	4,703	(1,128)
Income (loss) from continuing operations
per weighted average common share	$0.40	$0.32	$0.92	$0.66	$(0.16)
Total Revenue	92,594	75,384	87,779	66,532	63,545
Total Costs and Expenses	79,910	66,146	59,979	47,448	53,752
Income Taxes	6,215	3,148	9,987	6,425	2,258
Net Income	6,469	6,090	17,813	12,659	7,535
Average Number of Shares Outstanding	7,368	7,331	7,219	7,106	7,070
Net Income Per Share	0.88	0.83	2.47	1.78	1.07
Cash Dividend Declared Per Share	1.03	1.25	0.60	0.35	1.00
Current Assets	110,913	128,977	125,925	90,204	66,267
Total Assets	262,753	247,694	238,242	216,545	191,910
Current Liabilities	18,078	17,819	10,136	10,124	9,543
Ratio-Current Assets to Current Liabilities	6:14:1	7.24:1	12.42:1	8.91:1	6.94:1
Working Capital	92,835	111,158	115,789	80,080	56,724
Long-Term Obligations	103,572	85,689	82,908	80,239	69,149
Total Liabilities	121,650	103,508	93,044	90,363	78,692
Stockholder's Equity	$141,103	$144,186	$145,198	$126,182	$113,218

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

Liquidity and Capital Resources

Working capital decreased to $92.8 million at August 31, 2006, from $111.2 million at August 31, 2005. As of August 31, 2006, the Company had cash and cash equivalents of $25.1 million compared to $13.4 million at August 31, 2005. Marketable securities decreased to $50.1 million from $70.8 million during the same period. The ratio of current assets to current liabilities decreased to 6.14 to 1 at August 31, 2006 from 7.24 to 1 at August 31, 2005. Total assets increased by $15.1 million to $262.8 million at August 31, 2006, compared to $247.7 million at August 31, 2005.

Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company entered into a credit facility in fiscal year 2006 which increased its credit commitments to provide for revolving credit of up to $175.0 million compared with credit commitments of $44.0 million in fiscal year 2005. Of the $175.0 million credit commitment, $122.7 million was available for the Company's general use at August 31, 2006 (see Note 6 to condensed consolidated financial statements).

The Company’s operations and financial condition have been impacted in various ways by a series of four hurricanes that made landfall in Florida over the past two fiscal years. High winds and large amounts of rainfall damaged crops and infrastructure. Furthermore, the winds helped spread citrus canker. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. Prior to January 10, 2006, Florida law required infected and exposed trees within 1,900 feet of the canker find to be removed and destroyed. During the second quarter of fiscal year 2006, the USDA determined that due to the likely spread of canker by hurricanes they did not believe that canker eradication was feasible. Due to this determination, the rule requiring the destruction of citrus groves testing positive for canker was suspended. During the fourth quarter of fiscal 2006, the USDA reimbursed Alico for trees that were removed in accordance with Florida law. The reimbursement included payment for trees destroyed in fiscal year 2006 as well as fiscal year 2005. The reimbursements totaled $2.9 million. No accrual for the reimbursement was made in fiscal 2005. The Company additionally received $4.6 million of insurance proceeds for wind damages incurred to crops and infrastructure during fiscal year 2006 and $3.3 million of insurance proceeds for hurricane damages sustained during fiscal year 2005.

Management expects continued profitability from the Company’s agricultural operations. Citrus operations are expected to remain profitable in fiscal year 2007. A smaller crop resulting from hurricanes, citrus canker and land development has caused the unit price of citrus products to increase and thus profits from the citrus division are expected to exceed those of the prior year.

The Company has implemented cost cutting measures in addition to improved crop rotation measures in its sugarcane division; however, a large sugar beet crop is expected to result in lower prices for finished sugar in fiscal year 2007. The Company’s cattle operations in fiscal year 2007 are expected to remain profitable but at lower levels than in fiscal year 2006. Rains generated by Hurricane Wilma kept many of the pastures overly wet and the conception rate of the cattle has been affected. This will result in fewer calves for the Company to sell in fiscal year 2007 compared to fiscal year 2006.

The operations of Plant World also suffered from the hurricane and costs per unit in excess of contracted sales prices. Beginning in fiscal year 2007, Plant World is expanding into several ornamental varieties with higher profit margins per unit. As a result, Plant World’s results are expected to improve in fiscal year 2007 and beyond as it begins to fully scale up production of the new varieties. Sod profits are also expected to increase slightly in fiscal year 2007. The Company plans to double its vegetable acreage in fiscal year 2007. Despite expected lower prices in fiscal year 2007 compared to fiscal year 2006, profits from vegetable operations are nevertheless expected to exceed prior year levels.

Cash outlays for land, equipment, buildings, and other improvements totaled $33.2 million during the year ended August 31, 2006, compared to $12.9 million during fiscal year 2005, and $7.3 million in fiscal year 2004. In May 2006, Alico purchased 523 acres of riverfront mining property in Glades County, Florida for $10.6 million. In February 2006, Alico, through its newly formed subsidiary Bowen Brothers Fruit, LLC, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. Due to damages incurred in the hurricane in fiscal year 2006, the Company had to replace 9 large barns, cattle feed structures, several employee houses and numerous greenhouses. Additionally, the Company incurred the normal costs of capital maintenance of its sugarcane plantings, raising replacement heifers for the cattle herd and replacing equipment. In September 2004, the Company, through Alico-Agri Ltd., purchased the assets of La Belle Plant World, Inc. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment.

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

The sale of a Lee County parcel closed in escrow during July 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million payable in four equal principal installments together with accrued interest annually for the next four years after a final development order for the property is issued. The first principal and interest installment under the contract will not be due until 12 months after the development order is issued by Lee County. The development order has not yet been issued; however, in any event the first installment is due and payable in July 2008, if not paid before that date.

Another sale in Lee County is scheduled to close in fiscal year 2007. This contract is for a gross sales price of $75.5 million, consisting of $7.6 million in cash at closing with the balance payable as a 2.5% mortgage note receivable of $67.9 million. The agreement is subject to various contingencies and there is no assurance that it will close or that it will close within the time period stated. The agreement is currently being renegotiated.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million cash placed in escrow. The Company will retain operating rights to the grove until residential development begins. The Company used the proceeds from the sale as part of a section 1031 like kind exchange for the mining property acquired in May 2006.

The Company paid regular quarterly dividends of $0.25 per share on October 15, 2005, January 15, 2006, April 15, 2006 and July 15, 2006. At its June 2006 Board meeting, the Board declared a regular quarterly dividend of $0.275 per share payable to shareholders of record as of September 30, 2006. The dividend was paid on October 15, 2006. At its September 2006 Board meeting, the Board declared a regular quarterly dividend of $0.275 per share payable to shareholders of record as of December 29, 2006 with payment expected on or about January 15, 2007.

The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable.

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company's tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its rebuttal until October 16, 2006 and timely submitted the rebuttal on October 13, 2006.

In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company's Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes; however based on Company estimates, as of August 31, 2006 the interest on the additional taxes and penalties ranges from $7.5 million to $25.0 million on the proposed adjustments..

The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. See also footnote 7 to the condensed consolidated financial statements. Should the IRS prevail in its primary position, the effect would be to significantly reduce the liquidity of the Company, and could cause the Company to default on several of its loan covenants.

Results of Operations

Summary of results (in thousands):	Fiscal years ended August 31,
	2006	2005	2004

Operating revenue	$77,434	$55,525	$52,057
Gross profit	14,741	12,346	12,751
General & administrative expenses	11,759	10,025	6,084
Income from operations	2,982	2,321	6,667
Profit on sale of real estate	4,369	5,465	20,311
Interest and investment income	9,053	4,443	2,519
Interest expense	4,066	2,295	1,825
Other income (expense)	346	(696)	128
Provision for income taxes	$6,215	$3,148	$9,987
Effective income tax rate	49.0%	34.1%	35.9%
Net income	$6,469	$6,090	$17,813

Overall, income from operations improved in fiscal year 2006 compared with fiscal year 2005, contributing to the overall net income increase over the prior year. Operations by segment are discussed separately below.

General and Administrative

General and administrative expenses increased by 17.3% to $11.8 million in fiscal year 2006 compared with $10.0 million in fiscal year 2005. Due to changing market conditions, the Company reassessed the discount rate used to value its defined benefit deferred compensation plan and adjusted the rate from 6.25% used to compute the accumulated benefit obligation in fiscal year 2005 to 5.25% in fiscal year 2006. This change resulted in additional pension expense during the year of $0.5 million. Additionally, normal retirement benefits began during fiscal year 2006 which caused the pension expense to increase an additional $0.2 million when compared with fiscal year 2005. The increased pension expense was the single largest component of the fiscal year 2006 increase in general and administrative expenses. The acquisitions of Bowen and Plant World further contributed $0.7 million to the rise in general and administrative expenses. Additionally the Company recorded increased consulting fees during fiscal year 2006 in connection with the ongoing IRS audits compared with the prior fiscal year.

General and administrative costs were higher in fiscal year 2005 than in fiscal year 2004 due to increased expenses related to the evaluation of a merger possibility, costs incurred for compliance with Sarbanes Oxley Section 404, increased consulting expenses, increased Director fees and continuing costs related to the IRS audits.

Profit from the Sale of Real Estate

In the first quarter of fiscal year 2006, the Company sold approximately a 280 acres citrus grove located south of Labelle, Florida in Hendry County for $5.6 million cash, a net gain of $4.4 million. The Company has retained operating rights to the grove until residential development begins.

The sale of a Lee County parcel closed in escrow during the fourth quarter of fiscal year 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million. At the time of the sale, a gain of $5.3 million was recognized. The remainder of the gain will be recognized when principal collections from the sale exceed 20% of the purchase price of the property.

During the second quarter of fiscal year 2004, the Company sold approximately 244 acres in Lee County Florida for a sales price of $30.9 million, generating a gain of $19.7 million.

Provision for Income taxes

The effective tax rate in fiscal year 2006 was 49.0% compared with 34.1% in fiscal year 2005 and 35.9% in fiscal year 2004. The fiscal year 2006 increase was due to an adjustment of the tax contingency previously accrued (see Note 7 to the consolidated financial statements). The Company recognized an additional accrual of $3.3 million in fiscal year 2006 related to the contingency. The tax affected accrual was recognized in the fiscal year 2006 income tax provision.

Interest and Investment Income

Interest and investment income is generated principally from investments in corporate and municipal bonds, mutual funds, U.S. Treasury securities, and mortgages held on real estate sold on the installment basis.

In accordance with guidelines established by the Company’s Board of Directors, the Company restructured its investment portfolio during the first quarter of fiscal year 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. These sales resulted in a net realized gain of $3.3 million in fiscal year 2006. Additionally, the Company recognized interest income in connection with an installment sale of approximately $2.5 million in fiscal year 2006. This interest, in conjunction with the realized gains mentioned above, was the primary reason that interest and investment income increased by $4.7 million when compared to the prior year ($9.1 million in fiscal 2006 compared with $4.4 million in fiscal 2005).

Interest and investment income increased in fiscal year 2005 when compared with fiscal year 2004 ($4.4 million vs. $2.5 million in fiscal year 2005 and 2004, respectively). The increase was caused by an increase in investment level in fiscal year 2005 when compared with fiscal year 2004 ($70.8 million at August 31, 2005 vs. $55.6 million at August 31, 2004), coupled with improved conditions in the financial markets. The investment levels increased due to the reinvestment of realized investment earnings, together with additional invested capital provided by proceeds from the sale of bulk excess real estate in December of 2003.

Interest Expense

Interest expense increased during fiscal year 2006 when compared to fiscal year 2005 due to higher interest rates and debt levels. The majority of the Company’s borrowings are based on the London interbank offered rate (LIBOR). The LIBOR increased by approximately 1.64% during the year to 5.33%.

Interest expense increased during fiscal year 2005 when compared to fiscal year 2004 due to higher interest rates. The majority of the Company’s borrowings are based on the London interbank offered rate (LIBOR). The LIBOR increased by approximately 1% during the year to 3.69%.

	Fiscal years ended August 31,
	2006	2005	2004
Revenues
Agriculture:
Bowen Brothers Fruit	$30,869	$-	$-
Citrus groves	22,188	26,231	24,549
Sugarcane	8,926	9,323	11,646
Cattle	5,700	11,017	9,678
Alico Plant World	3,270	2,587	-
Vegetables	2,389	-	-
Sod	1,528	402	752
Native trees and shrubs	142	231	407
Agriculture operations revenue	75,012	49,791	47,032
Real estate activities	113	810	406
Land leasing and rentals	1,369	1,933	1,171
Mining royalties	940	2,991	3,448

Total operating revenue	$77,434	$55,525	$52,057

Operating revenues increased by 39% to $77.4 million in fiscal year 2006 compared with $55.5 million in fiscal year 2005. The increase was primarily due to the Company’s purchase of Bowen during the second quarter of fiscal 2006. Bowen’s operations generated revenues of $30.9 million from the date of acquisition to August 31, 2006.

Operating revenues increased 7% during fiscal year 2005 when compared with fiscal year 2004. The increase was primarily due to increased revenues from agricultural operations and land leasing and rentals.

	Fiscal years ended August 31,
	2006	2005	2004
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$(268)	$-	$-
Citrus groves	7,614	6,247	4,142
Sugarcane	360	499	2,595
Cattle	786	2,109	1,500
Alico Plant World	(1,103)	459	-
Vegetables	985	-	-
Sod	688	(78)	130
Native trees and shrubs	142	231	407
Gross profit from agricultural operations	9,204	9,467	8,774
Real estate activities	52	482	153
Land leasing and rentals	917	1,294	784
Mining royalties	940	2,991	3,448
Net casualty loss (recovery)	3,628	(1,888)	(408)
Gross profit	14,741	12,346	12,751
Profits from the sale of bulk real estate	4,369	5,465	20,311
Net interest and investment income	4,987	2,148	694
Corporate general and administrative and other	(11,413)	(10,721)	(5,956)
Income before income taxes	$12,684	$9,238	$27,800

Gross profit increased to $14.7 million for fiscal year 2006 compared with $12.3 million for fiscal 2005. During fiscal 2006 the Company received reimbursements from the USDA in connection with citrus canker eradication efforts totaling $2.9 million. Excluding the canker reimbursement, gross profit from agricultural operations was $9.2 million in fiscal year 2006, down slightly from the prior year results of $9.5 million. Due to the cyclical nature of agriculture, the Company is working to diversify its agricultural ventures, with the goal of producing an even earnings stream. Fiscal year 2006 is a good example of the effectiveness of this diversification strategy. During the 2006 fiscal year, the Company initiated a vegetable farming operation. In its first year, the vegetable operation generated a gross profit of $1.0 million. Citrus grove operations also posted an increased gross profit during fiscal year 2006 compared with fiscal year 2005 as did the Company’s sod operations, while gross profits from the sugarcane, cattle, greenhouse and native plant operations declined. The increased gross profit was the reason that income from operations in fiscal year 2006 exceeded income from operations in fiscal year 2005.

Gross profits decreased to $12.3 million for fiscal year 2005 compared with $12.8 million for fiscal 2004 due to reduced mining revenues and casualty losses caused by hurricanes and citrus canker. Gross profit from agricultural operations was $9.5 million in fiscal year 2005, improved from the prior year results of $8.8 million. Citrus grove operations posted an increased gross profit during fiscal year 2005 compared with fiscal year 2004 due to higher prices for citrus products. Additionally, the Company’s cattle and greenhouse operations performed better in fiscal year 2005 than fiscal year 2004, while the gross profits from the Company’s sugarcane, sod and native plant operations were below fiscal year 2004 levels. Despite the increased gross profit in fiscal year 2004, net income from operations was lower in fiscal year 2005 than in fiscal year 2004 due to increased general and administrative costs as previously discussed.

Agricultural Operations

Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season.

Bowen

Bowen’s operations generated revenues of $30.9 million and expenses of $31.1 million for the period from the date of acquisition to August 31, 2006. A portion of the purchase price was allocated to intangible assets and generated an amortization cost of $0.7 million for the period from the date of acquisition to August 31, 2006. By utilizing Bowen to harvest the Company’s fruit during fiscal year 2006, the Company was also able to reduce citrus harvesting costs from traditional market rates. The normal profit margin on intercompany harvesting was eliminated from Bowen’s results, and the cost savings was reflected in the Company’s Citrus Grove segment.

Citrus Groves

The Citrus Groves division recorded gross profits of $7.6 million, $6.2 million and $4.1 million, and gross revenues of $22.2 million, $26.2 million and $24.5 million for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. Hurricanes, citrus canker finds and increased real estate development in the central and southern portions of Florida, where the majority of citrus is produced, have combined to reduce the supply of citrus for the past two years, resulting in per unit price increases for citrus products across the industry. Revenue per box was $7.22, $6.56 and $5.36 in fiscal years 2006, 2005 and 2004, respectively.

The Company has experienced reduced crops due to hurricanes and canker during the past two fiscal years, harvesting 3.3 million, 3.9 million and 4.6 million 90 pound equivalent boxes of citrus in fiscal years 2006, 2005 and 2004 respectively. The Company estimates that its fiscal year 2007 crop will be approximately 3.5 million boxes.

The fiscal year 2007 crop forecast by the USDA indicates that the supply of Florida oranges will be further reduced, which should allow for continued strong prices. The USDA forecast is for 135.0 million boxes for fiscal year 2007 compared with production of 147.9 million boxes in fiscal year 2006, 149.8 million boxes in fiscal year 2005 and 242.0 million boxes in fiscal year 2004.

Sugarcane

Sugarcane generated gross profits of $0.4 million, $0.5 million and $2.6 million during fiscal years 2006, 2005 and 2004, respectively. Sugarcane revenues were $8.9 million, $9.3 million and $11.6 million during fiscal years 2006, 2005 and 2004, respectively. The decline in sugarcane revenue is a major factor in the decreased gross profits of the division. Beginning in fiscal year 2004, the USDA imposed quotas on the amount of sugarcane that can be harvested. During fiscal years 2006, 2005 and 2004, approximately 342,000, 407,000, and 465,000 standard tons of sugarcane were harvested. The Company experienced higher prices for sugarcane in fiscal year 2006 when compared to the previous two fiscal years ($26.02, $22.91 and $25.02 average price per standard ton during fiscal years 2006, 2005 and 2004, respectively), however, reduced yields (36.73, 40.71 and 44.25 standard tons per acre in fiscal 2006, 2005 and 2004, respectively), coupled with the rising input costs of fuel and fertilizer, caused margins to decrease. A large sugar beet crop is expected to result in lower prices for finished sugar during fiscal year 2007.

During fiscal year 2006, the Company performed an extensive analysis of yields based on the age of planted cane, the variety and the historical production of each sugarcane plot. Based on this analysis, the Company determined on a plot by plot basis, the extent of caretaking each plot would receive. In some instances, a decision was made to place plots on a reduced care program until the plot could be harvested and replanted. The expected result of this analysis is that the Company’s sugarcane crop will be further reduced in fiscal year 2007; however, it is also expected that the unit cost per ton will also be reduced, and that per acre yields will gradually improve to prior historical levels beginning in fiscal year 2008. The Company is committed to producing the maximum return per acre on the acreage currently being used for sugarcane production and will continue to explore alternatives in order to meet this goal.

Cattle

Gross profits from the sale of cattle were $0.8 million, $2.1 million and $1.5 million for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. Cattle revenues were $5.7 million, $11.0 million and $9.7 million over the same periods. During fiscal year 2005, in order to take advantage of record high prices for calves, the Company sold a portion of its calf crop that would have normally been delivered to western feedlots. Calves delivered to western feedlots require an additional nine months of preparation before they are ready for sale. Due to the sale of the calves in the prior fiscal year as described above, more animals were sold during fiscal year 2005 than in the subsequent or prior fiscal year. During fiscal year 2006, 7,454 animals were sold at an average price of $0.89 per pound. In fiscal year 2005, 13,257 animals were sold at an average price of $0.90 per pound, and in fiscal year 2004, 10,603 animals were sold at an average price of $0.82 per pound. Cattle prices tend to run in cycles of 10 years. The Company believes that the cattle market may have peaked in fiscal year 2005.

The eye of Hurricane Wilma, a category 3 hurricane, passed over Alico’s cattle ranch on October 24, 2005, generally stressing the cattle herd. In its aftermath, many of the Company’s cattle pastures were underwater for an extended period. Due to the stress of the hurricane and a temporary reduction in nutrition, the number of calves born in fiscal 2006 was reduced approximately 5% from the previous year. Furthermore, early estimates are that the fiscal year 2007 calf crop may be reduced by up to 10% of the fiscal 2006 level. In an effort to improve conception and general nutrition, the Company is reducing its cattle herd.

Plant World

In fiscal year 2006, Plant World sold 85.8 million vegetable transplants generating gross revenues of $3.3 million. In fiscal year 2005, Plant World sold 69.9 million vegetable transplants and generated gross revenues of $2.6 million. Plant World’s operations generated a loss of $1.1 million in fiscal year 2006 compared with a profit of $0.5 million in fiscal year 2005. During the spring of 2005, Plant World’s off season, the Company began to inventory overhead costs in anticipation of a verbal commitment for a large order. Subsequently, the customer withdrew the offer, and Plant World was not able to replace the volume during its fall growing season. This caused Plant World to reduce its inventory by $1.0 million to its net realizable value and experience unused capacity within its facility, driving the unit costs of plants higher. A further complication arose as fuel prices continued to rise. Plant World had made commitments to deliver at set prices and in some cases, at very low margins. The increased delivery costs reduced margins to below cost in many cases. Although Plant World was eventually able to exceed its prior year volume, the additional plants were spring vegetable varieties which traditionally have lower margins than fall varieties.

The operations of Plant World also suffered from uninsurable hurricane damage and pricing below cost per unit. Beginning in fiscal year 2007, Plant World is expanding into several ornamental varieties with higher profit margins per unit. As a result, Plant World’s results are expected to improve in fiscal year 2007 and beyond as it begins to fully scale up production of the new varieties. In the meantime, Plant World has also changed its pricing policies, particularly with regards to delivered prices for vegetable transplants.

Vegetables

Alico began farming sweet corn and green beans in fiscal year 2006. The Company planted 250 acres of corn and 250 acres of green beans in the fall of both 2005 and 2006. The first crops were totally devastated by hurricane Wilma in October 2005 and had to be replanted. The Company harvested a total of 77 thousand boxes of green beans at an average price of $13.73 per box and 119 thousand crates of corn at an average price of $11.18 per crate. In its initial year of operations, the vegetable segment generated revenue of $2.4 million and a gross profit of $1.0 million.

For fiscal year 2007, the Company plans to double the acreage of corn and green beans, growing 500 acres of each in the fall of 2006 and the spring of 2007. As in any agricultural operation, past results of the vegetable segment are not necessarily indicative of future performance.

Sod

The Company had 472 acres of cultivated sod in production during fiscal years 2006, 2005 and 2004. The company harvested approximately 12.6 million, 4.8 million and 17.2 million square feet of cultivated sod in fiscal years 2006, 2005 and 2004, respectively, generating revenues of $0.8 million, $0.3 million and $0.8 million during each fiscal year respectively. Additionally, the Company harvested 15.9 million and 1.8 million square feet of uncultivated sod generating revenue of $0.7 million and $0.1 million during fiscal years 2006 and 2005, respectively.

The Company is currently developing an additional 500 acres of cultivated sod. The Company entered into an agreement in fiscal year 2006 with a United States sod wholesaler to market its crop. Additionally, the Company began selling additional native uncultivated sod (bahia) to local landscapers from its pastures in fiscal year 2006.

Native trees and shrubs

The Company sells sabal palms, palm fans, oak trees and other native horticultural commodities. These products are sold to landscaping companies in Florida. The Company does not incur any of the harvesting expenses for any of its tree or shrub sales. Gross profits from these operations were $0.1 million, $0.2 million and $0.4 million during fiscal years 2006, 2005 and 2004, respectively.

Non Agricultural Operations

Saddlebag

During fiscal year 2006, Saddlebag sold the last of its developed lots. Gross profits from the sale of lots during fiscal years 2006, 2005 and 2004 were $0.1 million, $0.5 million and $0.2 million respectively.

Land leasing and rentals

Revenues from land rentals were $1.4 million, $1.9 million and $1.2 million during fiscal years 2006, 2005 and 2004, respectively, generating gross profits of $0.9 million, $1.3 million and $0.8 million. The Company is committed to leasing more of its land when overall profitability can be enhanced.

Mining royalties

Gross profit from the sale of rock products and sand were $0.9 million, $3.0 million and $3.4 million during fiscal years 2006, 2005 and 2004, respectively. The Lee County property on which a major portion of the mining operations was located, was sold in fiscal year 2005.

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

Additionally, the Company is currently seeking a permit for a rock mine on its Hendry County property. Other properties are currently being evaluated for additional mine sites.

Off Balance Sheet Arrangements
______________________________

The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The purchase obligations under these purchase agreements totaled $7.4 million at August 31, 2006. All of these purchases were covered by sales agreements. None of these agreements were in a net loss position as of August 31, 2006. All of these contracts will be fulfilled by the end of the fiscal year 2007. Additionally, the Company hedges a portion of its fuel requirements through the purchase of fuel stocks at fixed prices for future deliveries. The net obligations under these arrangement totaled $192 thousand at August 31, 2006. Deliveries under these contracts will occur before October 31, 2006.

Disclosure of Contractual Obligations
_____________________________________

The contractual obligations of the Company at August 31, 2006 are set forth in the table below:

		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$64,002	$3,315	$2,585	$54,830	$3,272
Expected interest on debt	16,354	4,127	7,864	4,147	216
Commissions	2,833	-	1,417	1,416	-
Citrus purchase contracts	7,389	7,389	-	-	-
Retirement benefits	5,755	803	678	678	3,596
Deferred taxes	15,089	282	10,506	3,456	845
Other non-current liability (a)	20,293	-	20,293	-	-
Building & equipment additions	649	649	-	-	-
Real Estate contract obligations	605	605	-	-	-
Purchase obligations (donation)	788	788	-	-	-
Fuel purchase contract	192	192	-	-	-
Leases - operating	950	218	475	257	-

Total	$134,899	$18,368	$43,818	$64,784	$7,929

 (a) This obligation represents a contingency accrual related to income taxes.  See Note 7 to the consolidated financial statements.

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

Net Realizable Value - The Company records inventory at the lower of cost or net realizable value. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity and any other relevant factors that may affect the net realizable value.

Revenue Recognition- Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as more current relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from prior years’ crop totaling $838 thousand, $357 thousand, and $728 thousand during fiscal year 2006, 2005, and 2004, respectively.

Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price changes to the sugar pool have caused the Company to adjust revenue from the prior year’s crop by $169 thousand, ($198 thousand), and $325 thousand during the fiscal year 2006, 2005, and 2004, respectively.

For sales made through Bowen, the Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “ Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit, in these transactions, Bowen (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, Bowen recognizes revenues based on the gross amounts due from customers.

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

Capitalized Costs - In accordance with Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives", the cost of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

Impairment of Long-Lived Assets - The Company evaluates property and equipment and capitalized development costs for our sugarcane and citrus groves for impairment when events or changes in circumstances indicate that the carrying value of assets contained in the Company’s financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. The Company operates in several segments and there have been no indicators of impairment.

Defined Benefit Retirement Plans - The Company has a defined benefit deferred compensation plan, whose plan assets consist primarily of marketable equity and debt instruments, and are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions - discount rate and expected return on assets - are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect the Company’s experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. At August 31, 2006, the discount rate used to compute the Company’s defined benefit deferred compensation plan was 5.25%.

Income Taxes - Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.

The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company's tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its rebuttal until October 16, 2006 and timely submitted the rebuttal on October 13, 2006.

In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company's Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.

The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the possible assertions, Management has provided for the contingency. The Company has accrued a liability of $20.3 million and $17.0 million for the contingency in fiscal years 2006 and 2005, respectively .

Should the IRS prevail in its primary position, the effect would be to significantly reduce the liquidity of the Company, and could cause the Company to default on several of its loan covenants.

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

The table below presents the costs and estimated fair value of the investment portfolio at August 31, 2006:

		Estimated
Marketable Securities and	Cost	Fair Value
Short-term Investments (1)

Fixed Rate	$39,745	$39,703
Variable Rate	$10,400	$10,397

(1) See definition in Notes 1 and 2 in Notes to Consolidated Financial Statements.

The aggregate fair value of investments in debt instruments (net of mutual funds of $364) as of
August 31, 2006, by contractual maturity date, consisted of the following:

Aggregate
Fair
Values

Due in one year or less	$23,540
Due between one and five years	7,196
Due between five and ten years	5,520
Due thereafter	13,480

Total	$49,736

Fixed rate securities tend to decline with market rate interest increases. Variable rate securities are generally affected more by general market expectations and conditions. A 1% change in interest rates on the Company’s portfolio would impact the Company’s annual interest revenue by approximately $500 thousand. Additionally, the Company has debt with interest rates that vary with LIBOR. A 1% increase in this rate would impact the Company’s annual interest expense by approximately $523 thousand based on the Company’s outstanding debt under these agreements at August 31, 2006.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of Directors of
Alico, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alico, Inc. and Subsidiaries internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of Alico, Inc.'s internal control over financial reporting and an opinion that Alico, Inc. had not maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
November 17, 2006

CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$25,065	$13,384
Marketable securities available for sale	50,100	70,824
Accounts receivable	8,679	11,216
Inventories	24,545	20,902
Other current assets	2,524	12,651

Total current assets	110,913	128,977

Other assets:

Mortgages and notes receivable, net of current portion	10,977	6,395
Investment and deposits	2,919	692
Cash surrender value of life insurance, designated	6,593	5,676

Total other assets	20,489	12,763

Property, buildings and equipment	179,689	150,997
Less accumulated depreciation	(48,338)	(45,043)

Net property, buildings and equipment	131,351	105,954

Total assets	$262,753	$247,694

See accompanying Notes to Consolidated Financial Statements.

	August 31,
	2006	2005
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,966	$2,180
Current portion of notes payable	3,315	3,309
Accrued expenses	3,720	2,809
Dividends payable	2,027	1,842
Accrued ad valorem taxes	2,090	2,008
Deferred income taxes	282	2,280
Other current liabilities	4,678	3,391

Total current liabilities	18,078	17,819

Notes payable, net of current portion	60,687	48,039
Deferred income taxes, net of current portion	14,807	13,424
Deferred retirement benefits, net of current portion	4,952	4,376
Commissions payable, net of current portion	2,833	2,125
Other non-current liability	20,293	16,954
Donation payable, net of current portion	-	771

Total liabilities	121,650	103,508

Stockholders' equity:
Preferred stock, no par value. Authorized 1,000 shares;
issued, none	-	-
Common stock, $1 par value. Authorized 15,000 shares;
issued and outstanding 7,371 in 2006 and 7,369 in 2005	7,376	7,369
Additional paid in capital	9,691	9,183
Treasury stock at cost	(287)	-
Accumulated other comprehensive (loss) income	(29)	2,195
Retained earnings	124,352	125,439

Total stockholders' equity	141,103	144,186

Total liabilities and stockholders' equity	$262,753	$247,694

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Years Ended August 31,
	2006	2005	2004

Operating revenue
Agricultural operations	$75,012	$49,791	$47,032
Non-agricultural operations	2,422	5,734	5,025
Total operating revenue	77,434	55,525	52,057

Operating expenses
Agricultural operations	65,808	40,324	38,258
Non-agricultural operations	513	967	640
Net casualty loss (recovery)	(3,628)	1,888	408
Total operating expenses	62,693	43,179	39,306

Gross profit	14,741	12,346	12,751
Corporate general and administrative	11,759	10,025	6,084

Income from operations	2,982	2,321	6,667

Other income (expenses):
Profit on sales of bulk real estate:
Sales	5,761	15,416	33,075
Cost of sales	(1,392)	(9,951)	(12,764)
Profit on sales of bulk real estate, net	4,369	5,465	20,311
Interest & investment income	9,053	4,443	2,519
Interest expense	(4,066)	(2,295)	(1,825)
Other	346	(696)	128

Total other income, net	9,702	6,917	21,133

Income before income taxes	12,684	9,238	27,800
Provision for income taxes	6,215	3,148	9,987

Net income	$6,469	$6,090	$17,813

Weighted-average number of shares outstanding	7,368	7,331	7,219

Weighted-average number of shares outstanding
assuming dilution	7,379	7,347	7,295

Per share amounts:
Basic	$0.88	$0.83	$2.47
Diluted	$0.88	$0.83	$2.44
Dividends	$1.03	$1.25	$0.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional	Treasury	Other
	Shares		Paid in	Stock	Comprehensive	Retained
	Issued	Amount	Capital	at cost	Income	Earnings	Total
Balances, August 31, 2003	7,116	7,116	3,074		961	115,031	126,182
Comprehensive income:
Net income	-	-	-		-	17,813	17,813
Unrealized gains on securities,
net of taxes of $ 234 and
reclassification adjustment	-	-	-		568	-	568
Total comprehensive income:							18,381
Dividends	-	-	-		-	(4,284)	(4,284)
Stock options exercised	193	193	2,963		-	-	3,156
Stock based compensation	-	-	1,763		-	-	1,763
Balances, August 31, 2004	7,309	7,309	7,800		1,529	128,560	145,198
Comprehensive income:
Net income	-	-	-		-	6,090	6,090
Unrealized gains on securities,
net of taxes of $ 408 and
reclassification adjustment	-	-	-		666	-	666
Total comprehensive income:							6,756
Dividends	-	-	-		-	(9,211)	(9,211)
Stock options exercised	60	60	964		-	-	1,024
Stock based compensation	-	-	419		-	-	419
Balances, August 31, 2005	7,369	7,369	9,183		2,195	125,439	144,186
Comprehensive income:
Net income	-	-	-		-	6,469	6,469
Unrealized losses on securities,
net of taxes of $(17) and
reclassification adjustment	-	-	-		(2,224)	-	(2,224)
Total comprehensive income:							4,245
Dividends	-	-	-		-	(7,556)	(7,556)
Treasury Stock Purchased				(763)			(763)
Stock based compensation
- Directors			52	476			528
Treasury Stock Held
Employee:
Stock options exercised	7	7	127		-	-	134
Stock based compensation	-	-	329		-	-	329
Balances, August 31, 2006	7,376	$7,376	$9,691	$(287)	$(29)	$124,352	$141,103

Disclosure of reclassification amount:			2006	2005	2004
Unrealized holding (losses) gains
arising during the period			$(29)	$1,064	$787
Less: reclassification adjustment for realized gains
included in net income			2,195	398	219
Net unrealized (losses) gains on securities			$(2,224)	$666	$568

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended August 31,
	2006	2005	2004

Increase (Decrease) in Cash and Cash equivalents:
Cash flows from operating activities:
Net income	$6,469	$6,090	$17,813
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation & amortization	8,590	6,957	6,509
Gain on breeding herd sales	(162)	(209)	(108)
Deferred income tax expense, net	680	3,209	472
Deferred retirement benefits	556	(88)	(1,154)
Net gain on sale of marketable securities	(3,254)	(2,083)	(723)
Loss on sale of property and equipment	861	5,539	-
Gain on real estate sales	(4,369)	(5,465)	(20,311)
Stock based compensation	857	419	1,763
Imputed interest on mortgage note receivable	(2,891)	-	-
Cash provided by (used for) changes in:
Accounts receivable	2,537	(2,098)	561
Inventories	(4,159)	(692)	474
Other assets	(1,585)	(765)	291
Accounts payable & accrued expenses	719	2,981	7,370
Income taxes payable	1,304	(1,741)	753
Other non-current liability	3,339	-	-

Net cash provided by operating activities	9,492	12,054	13,710

Cash flows from investing activities:
Increase in land inventories	(793)	(498)	(423)
Real Estate deposits and accrued commissions	6,811	(11,106)	-
Purchases of property and equipment	(33,172)	(12,877)	(7,280)
Proceeds from disposals of property and equipment	1,092	1,762	738
Proceeds from sale of real estate	5,555	7,507	21,356
Purchases of marketable securities and investments	(92,583)	(28,351)	(21,392)
Proceeds from sales of marketable securities	109,992	16,897	5,643
Collection of mortgages and notes receivable	632	10,279	2,586

Net cash (used for) provided by investing activities	$(2,466)	$(16,387)	$1,228

	Years Ended August 31,
	2006	2005	2004

Cash flows from financing activities:
Proceeds from issuing stock	$134	$1,024	$3,156
Treasury stock purchases	(763)	-	-
Proceeds from bank loans	65,814	26,933	23,922
Repayment of bank loans	(53,160)	(27,170)	(29,785)
Dividends paid	(7,370)	(7,369)	(4,284)

Net cash provided by (used for) financing activities	4,655	(6,582)	(6,991)

Net increase (decrease) in cash and cash equivalents	11,681	(10,915)	7,947

Cash and cash equivalents:
At beginning of year	13,384	24,299	16,352

At end of year	$25,065	$13,384	$24,299

Supplemental disclosures of cash flow information:

Cash paid in interest, net of amount capitalized	$3,576	$2,074	$1,518

Cash paid for income taxes, including related interest	$1,803	$1,600	$1,370

Non-cash investing activities:

Fair value adjustments to securities available for sale	$(45)	$1,074	$802

Income tax effect related to fair value adjustments	$(16)	$408	$234

Reclassification of breeding herd to Property & Equipment	$516	$562	$599

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2006, 2005 and 2004
(in thousands except for unit data)

(1) Summary of Significant Accounting Policies

(a) Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Alico, Inc. (Alico) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (Saddlebag), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (Bowen) (collectively referred to as the “Company”), after elimination of all significant intercompany balances and transactions.

(b) Revenue Recognition

Income from the sale of citrus is recognized at the time the crop is harvested. Based on fruit buyers' and processors' advances to growers, stated cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior years’ crops totaling $838 thousand, $357 thousand, and $728 thousand during fiscal years’ 2006, 2005, and 2004, respectively.

Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price changes to the sugar pool have caused the Company to adjust revenue from the prior years’ crops by $169 thousand, ($198 thousand), and $325 thousand during fiscal years 2006, 2005, and 2004, respectively.

The Company recognizes revenue from cattle sales at the time the cattle are sold at auction. The Company recognizes revenue from the sale of vegetables and sod at the time of harvest. Revenues from the sale of plants is recognized when the plants are shipped from the greenhouse.

For sales made through Bowen, the Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “ Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit, in these transactions, Bowen (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, Bowen recognizes revenues based on the gross amounts due from customers.

(c) Real Estate

Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Saddlebag are not recognized until the buyer’s initial investment or cumulative payments of principal and interest equal or exceed 10% of the contract sales price.

Gains from commercial or bulk land sales, made mostly through Alico-Agri, Ltd., are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.

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

(d) Marketable Securities Available for Sale

Marketable securities available for sale are carried at their fair value. Net unrealized investment gains and losses are recorded net of related deferred taxes in accumulated other comprehensive income within stockholders' equity until realized. Unrealized losses determined to be other than temporary are recognized in the statment of operations in the period the determination is made.

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

The Company states its inventories at the lower of cost or net realizable value. The cost for unharvested crops is based on accumulated production costs incurred during the eight-month period from January 1 through August 31. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale. The cost of greenhouse plants is based on the actual costs of production for such plants.

(f) Mortgages and notes receivable

Mortgages and notes receivable arise from real estate sales. Mortgages and notes receivable are carried at their estimated net realizable value. In circumstances where the stated interest rate is below the prevailing market rate, the note is discounted to yield the market rate of interest. The discount offsets the carrying amount of the mortgages and notes receivable.

Under the installment method of accounting, gains from commercial or bulk land sales are not recognized until payments received for property equal or exceed 20% of the contract sales price. Such gains are recorded as deferred revenue and offset the carrying amount of the mortgages and notes receivable.

(g) Accounts receivable

Accounts receivable are generated from the sale of citrus, sugarcane, sod, cattle, vegetables, plants and other transactions. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

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

All costs related to the development of citrus groves, through planting, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, etc. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs, except for land excavation, become the depreciable basis of a grove and depreciated over 25 years.

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

Depreciation for financial reporting purposes is computed on straight-line or accelerated methods over the estimated useful lives of the various classes of depreciable assets. See Note 5 to the consolidated financial statements.

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

(i) Land Inventories

Land inventories are carried at cost and consist of property located in Lee County, Florida owned by Alico-Agri, Ltd. The Lee County property is held for sale as commercial real estate. Land inventory is considered a current asset if sales contracts for the property are expected to close within one year of the balance sheet date. Land inventory is grouped under the caption other current assets.

(j) Other Investments

Other investments are carried at cost. These primarily include stock owned in agricultural cooperatives and loan origination fees. The Company uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire stock ownership as a condition for the of use of its services.

During fiscal year 2006, the Company entered into and later amended a Credit Facility with a commercial bank for a $175.0 million line of credit which matures on August 1, 2010. Loan origination and other related fees totaling $750 thousand were included in the August 31, 2006 balance sheet as other investments and are being amortized over the life of the Credit Facility. The amortization expense was $124 thousand for fiscal year 2006.

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

(l) Net Earnings Per Share

Outstanding stock options and restricted stock shares represent the only dilutive effects reflected in the computation of weighted average shares outstanding assuming dilution. There were no stock options issued that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share assuming dilution.

(m) Cash Flows

For purposes of the cash flows, cash and cash equivalents include cash on hand and investments with an original maturity of less than three months.

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

(o) Financial Instruments and Accruals

The carrying amounts in the consolidated balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. Where stated interest rates are below market, the Company has discounted mortgage notes receivable to reflect their estimated fair market value. The carrying amounts reported for the Company's long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.

(p) Derivative and Hedging Instruments

The Company, from time to time, engages in cattle futures trading activities for the purpose of economically hedging against price fluctuations. The Company records gains and losses related to these cattle hedges in costs of goods sold. At August 31, 2006 and 2005, the Company had no open positions in cattle futures. The Company also purchases, from time to time, corn futures in order to lock in the cost of raising feeder cattle over the feeding term. At August 31, 2006 and 2005, the Company had no open positions in corn futures. The Company, through its investment portfolio, also may hedge using options or short sales. These transactions are recorded as interest and investment income.

(q) Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes both net income and other comprehensive income or loss. Items included in other comprehensive income or losses are classified based on their nature. The total of other comprehensive income or loss for a period has been transferred to an equity account and displayed as "accumulated other comprehensive income (loss)”.

(r) Stock-Based Compensation

Prior to the 2006 fiscal year, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees and related interpretations (“APB 25”).  Under APB 25, stock-based compensation cost was reflected in net income for grants of stock options based on the difference between the exercise price and the fair market value of the stock on the date of issue.

Effective September 1, 2005, the Company adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted share awards.  Stock-based compensation recognized for fiscal year 2006 was approximately $329 thousand and is included in general and administrative expenses in the consolidated statement of operations.  This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2006.  See Note 8 “Stock-Based Compensation” in the notes to the consolidated financial statements.

The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” , relating to stock-based employee compensation for the years ended August 31, 2005 and 2004:

No stock options were granted during fiscal years 2006 and 2005. The fair value of stock options granted was $1.7 million in 2004 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Volatility	-	8.28%
Dividend paid	-	1.87%
Risk-free interest rate	-	2.26%
Expected life in years	-	1

Estimates of volatility, dividends and the expected life of the options were based on the experience of the Company. The risk free interest rate was based on rates published by the Department of the Treasury for bonds with expected lives similar to the expected option life.

	Year ended August 31,
	2005	2004

Net income as reported	$6,090	$17,813

Add: Total stock-based employee compensation expense
included in reported net income,
net of related tax effects	-	1,100

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of related tax effects	-	(1,063)

Pro forma net income	$6,090	$17,850

Earnings per share:

Basic - as reported	$0.83	$2.47

Basic - pro forma	$0.83	$2.47

Diluted - as reported	$0.83	$2.44

Diluted - pro forma	$0.83	$2.45

(s) Reclassifications

Certain amounts from 2005 and 2004 have been reclassified to conform to the 2006 presentation.

(t) Major customers

Alico is a producer of agricultural commodities. Due to the limited number of processors of its raw products, geographic limitations and historic success, the Company’s citrus and sugarcane sales are concentrated to a few customers. Details concerning the sales and receivables from these customers are as follows for the years ended August 31:

	Accounts receivable			Revenues
	2006	2005	2004	2006	2005	2004

Citrus fruit marketer - Griffin	$4,435	$5,811	$5,437	$17,203	$19,810	$18,385

Sugar cane processor - United States Sugar Corporation	$1,740	$2,466	$2,887	$8,926	$9,323	$11,646

Sales made through the citrus fruit marketer represented approximately 78%, 76% and 75% of the Company’s citrus grove revenues during fiscal years 2006, 2005 and 2004, respectively, and approximately 22%, 36% and 35% of total operating revenues during fiscal years 2006, 2005 and 2004, respectively.

Sales made through the sugarcane processor represented 100% of the Company’s sugarcane revenues during fiscal years 2006, 2005 and 2004 and 12%, 17% and 22% of total operating revenues during fiscal years 2006, 2005 and 2004, respectively.

2) Marketable Securities Available for Sale

The Company has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholders' equity until realized. In accordance with the provisions of EITF Issue No. 03-1, which became effective for reporting periods beginning after June 15, 2004, the Company identified those investments at August 31, 2005 which were deemed to be other than temporarily impaired and included the losses in the statement of operations for fiscal year 2005. No investments at August 31, 2006 were deemed to be other than temporarily impaired.

The cost and estimated fair values of marketable securities available for sale at August 31, 2006 and 2005 were as follows:

	2006				2005

		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
Equity securities:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Preferred stocks	$-	$-	$-	$-	$1,363	$81	$(17)	$1,427
Common stocks	-	-	-	-	6,483	1,066	(218)	7,331
Mutual funds	-	-	-	-	17,029	2,846	(86)	19,789

Total equity securities	-	-	-	-	24,875	3,993	(321)	28,547

Debt securities

Municipal bonds	21,169	19	(2)	21,186	20,548	74	-	20,622
Mutual funds	370	-	(6)	364	4,344	155	(76)	4,423
Fixed maturity funds	19,686	44	(18)	19,712	2,799	-	(41)	2,758
Corporate bonds	8,920	-	(82)	8,838	14,897	12	(435)	14,474

Total debt securities	50,145	63	(108)	50,100	42,588	241	(552)	42,277

Marketable securities
available for sale	$50,145	$63	$(108)	$50,100	$67,463	$4,234	$(873)	$70,824

The aggregate fair value of investments in debt securities (net of mutual funds of $364) as of August 31, 2006 by contractual maturity date, consisted of the following:

Aggregate
Fair Value

Due in one year or less				$23,540
Due between one and five years				7,196
Due between five and ten years				5,520
Due thereafter				13,480
Total				$49,736

Realized gains and losses on the disposition of securities were as follows:

	Year ended August 31,
	2006	2005	2004

Realized gains	$4,962	$2,606	$815
Realized losses	(1,708)	(523)	(92)

Net	$3,254	$2,083	$723

In evaluating whether a security was other than temporarily impaired, the Company considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at August 31, 2006:

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$720	$2	-	-	$720	$2
Debt mutual funds	217	3	147	3	364	6
Fixed maturity funds	8,377	18	-	-	8,377	18
Corporate bonds	2,832	25	6,006	57	8,838	82

Total	$12,146	$48	$6,153	$60	$18,299	$108

Equity securities and funds. At August 31, 2006, the Company held no positions in equity securities.

During the year ended August 31, 2005, equity investments with a combined cost basis of $1.7 million were determined to be other than temporarily impaired. An adjustment of $399 thousand was made to reduce the cost basis of the securities and was recognized as a reduction in interest and investment income.

Debt instruments and funds. The unrealized losses on municipal bonds, debt mutual funds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At August 31, 2006 the Company held loss positions in 15 government backed bonds, 2 debt based mutual funds, 66 fixed maturity funds, consisting mostly of certificates of deposit, and 14 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of August 31, 2006.

(3) Mortgages and Notes Receivable

Mortgage and notes receivable arose from real estate sales. The balances are as follows:

	August 31,
	2006	2005

Mortgage notes receivable on retail land sales	$427	$580
Mortgage notes receivable on bulk land sales	56,610	56,976
Other notes receivable	-	10

Total mortgages and notes receivable	57,037	57,566
Less: Deferred revenue	(43,230)	(46,207)
Discount on note to impute market interest	(2,783)	(2,594)
Current portion	(47)	(2,370)

Non-current portion	$10,977	$6,395

Maturities of the mortgages and notes receivable are as follows:

Due within 1 year	$47
Due between 1 and 2 years	14,204
Due between 2 and 3 years	14,205
Due between 3 and 4 years	14,207
Due between 4 and 5 years	14,208
Due beyond five years	166
Total mortgages and notes receivable	57,037
Less: Deferred Revenue	(43,230)
Discount on note to impute market interest	(2,783)
Net mortgages and notes receivable	$11,024

In July 2005, Alico-Agri sold property in Lee County, Florida for $62.9 million. At the time of sale, the Company received a down payment of $6.2 million in cash and a 2.5% interest bearing mortgage note of $56.6 million in exchange for the land sold. Under the terms of the note, equal annual principal payments of $14.2 million are receivable, together with related interest over a four year period following approval of the development order. The first payment is to be received no later than three years after the date of sale. Interest under the note does not begin to accrue until a development order is received for the property sold. The note has been discounted by $2.8 million to reflect the prevailing market rate of interest. The Company has also deferred $43.2 million of gain related to the sale, until aggregate receipts under the contract total at least 20% of the sales price. The current portion of the mortgages and notes receivable is included with “Other current assets” in the accompanying consolidated balance sheets.

(4) Inventories

A summary of the Company's inventories at August 31, 2006 and 2005 is shown below:

	2006	2005

Unharvested fruit crop on trees	$10,709	$8,176
Unharvested sugarcane	5,168	5,691
Beef cattle	7,063	5,024
Plants and vegetables	588	1,180
Sod	1,017	831

Total inventories	$24,545	$20,902

The Company's unharvested sugarcane and cattle are partially uninsured.

The Company records its inventory at the lower of cost or net realizable value. At August 31, 2006, the Company wrote down cattle inventory by $35 thousand. At August 31, 2005, the cost basis for all inventories was below estimated net realizable value.

Hurricane Wilma, a category three hurricane, swept through southwest Florida during the first quarter of fiscal year 2006. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. Additionally, hurricanes in fiscal years 2005 and 2004 also caused damages to citrus crops, primarily in Polk County.

In fiscal year 2005, citrus canker was discovered in three of the Company’s citrus grove locations. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In 2005, Florida law required that infected and exposed trees within 1900 feet of the canker find be removed and destroyed. The Company’s traditional policy has been to recognize a loss estimate for the total destruction of all trees within 1,900 feet of the canker find as soon as canker was confirmed. This estimate of loss damage preceded the actual destruction of the trees. During the second quarter of fiscal year 2006, the USDA determined that due to the potential spread of canker from hurricanes they did not believe that canker eradication was feasible. Due to this determination, the rule requiring the destruction of citrus groves testing positive for canker was suspended. Upon suspension of the rule requiring the destruction of citrus groves, those portions of inventory that were previously estimated as lost but had not yet been destroyed were reestablished, reducing the casualty loss accrued.

As a result of the hurricane and canker discoveries, the Company recognized casualty losses related to inventoried costs as follows:

Inventory Damage

	2006	2005	2004
Unharvested citrus	$3,198	$786	$408
Unharvested sugarcane	395	-	-
Unharvested vegetables	147	-	-
	$3,740	$786	$408

 For further information regarding the casualty losses, please refer to Note 12 of the consolidated financial statements.

(5) Property, Buildings and Equipment

A summary of the Company's property, buildings and equipment at August 31, 2006 and 2005 is shown below:
			Estimated
	2006	2005	Useful Lives

Breeding herd	$15,038	$13,688	5-7 years
Buildings	8,434	7,037	5-40 years
Citrus trees	31,466	30,058	22-40 years
Sugarcane	8,382	8,344	4-15 years
Equipment and other facilities	35,130	30,934	3-40 years

Total depreciable properties	98,450	90,061
Less accumulated depreciation	48,338	45,043

Net depreciable properties	50,112	45,018
Land and land improvements	81,239	60,936

Net property, buildings and equipment	$131,351	$105,954

In fiscal year 2005, citrus canker was discovered in three of the Company’s citrus grove locations. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. In 2005, Florida law required that infected and exposed trees within 1900 feet of the canker find be removed and destroyed. In 2005, the Company wrote off the remaining basis of the trees, totaling $4.4 million as a result of these discoveries. The remaining basis and inventoried costs, net of expected insurance recoveries were charged to fiscal year 2005 operations as a casualty loss.

During the second quarter of fiscal year 2006, the USDA suspended the rule requiring the destruction of canker. As a result, some of the trees that were scheduled for removal and had been written off as a casualty loss in 2005, were reestablished during fiscal year 2006. Trees with a basis of $1.3 million previously recognized as a casualty loss in fiscal year 2005 were added back to fixed assets and credited to fiscal year 2006 operations as a casualty recovery (see Note 12 to the consolidated financial statements).

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of La Belle, Florida in Hendry County for $5.6 million cash. The Company will retain operating rights to the grove until residential development begins. The Company recognized a net profit on the sale of $4.4 million.

In October 2005, the Company, through Alico-Agri, Ltd., purchased 291 acres of lakefront property in Polk County, Florida, for $9.2 million cash.

In May 2006, the Company purchased a 523 acre riverfront mine site for rock and fill in Glades County, Florida, for $10.6 million cash. The Company has allocated approximately 54% of the purchase price to the rock and sand reserve with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties to be received over 20 years and the expected value of the property after that time. Rock and sand reserves are being charged to cost of goods sold proportionately as the property is mined.

(6) Indebtedness

In October 2005, Alico, Inc. entered into a Credit Facility with a commercial lender. The Credit Facility provided the Company with a $175.0 million revolving line of credit until August 1, 2010 to be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) to refinance existing lines of credit and (iii) to finance the Ginn Receivable (as defined in the Loan Agreement). The terms also allowed an annual extension at the lender’s option.

In May 2006 the above Credit Facility was amended “Amended Credit Facility” and restated to modify certain terms. Per the Amended Credit Facility, the $175.0 million revolving line of credit, which matures on August 1, 2010, may be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Amended Credit Facility also allows for an annual extension at the lender’s option.

Under the Amended Credit Facility, revolving borrowings require quarterly interest payments at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. The Amended Credit Facility is partially collateralized by mortgages on two parcels of agricultural property located in Hendry County, Florida consisting of 7,672 acres and 33,700 acres.

Under the Amended Credit Facility an event of default occurs if the Company fails to make the payments required of it or otherwise fails to fulfill the related provisions and covenants. In the event of default, the Amended Credit Facility shall bear interest at a rate of 2% greater than the then-current rate specified in the Amended Credit Facility. In the event of default, the lender may, alternatively at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Amended Credit Facility, accrued interest and declare all other obligations immediately due and payable. The Company is currently in compliance with all of the covenants and provisions of the Amended Credit Facility.

The Amended Credit Facility also contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain debt, current and fixed charge coverage ratios, and set limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

Outstanding debts under the Company’s various loan agreements were as follows at August 31, 2006 and 2005:

August 31, 2006
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
a) Revolving credit facility	$52,296	$122,704	Libor +1%	Real Estate
b) Term loan	2,000	-	5.80%	Unsecured
c) Mortgage note payable	9,606	-	6.68%	Real estate
d) Other	100	-	7.00%	Real estate
Total	$64,002	$122,704

August 31, 2005
		Additional
	Principal	Credit	Interest
	Balance	Available	Rate	Collateral
b) Term loan	$4,000	$-	5.80%	Unsecured
c) Mortgage note payable	10,872	-	6.68%	Real estate
d) Other	146	-	7.00%	Real estate
e) Revolving credit line	21,330	4,670	Libor +1%	Unsecured
f) Demand note	-	3,000	Libor +1%	Unsecured
g) Revolving credit line	15,000	-	Libor +.8%	Unsecured
Total	$51,348	$7,670

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
e) Line of credit with commercial bank, refinanced in October, 2005.
f) Working capital loan with commercial bank due on demand. Refinanced in October, 2005.
g) Line of credit with commercial bank, refinanced in October, 2005.

LIBOR was 5.33% and 3.69% at August 31, 2006 and 2005, respectively. The Company’s variable interest rates, based on LIBOR at August 31, 2006 and 2005 were approximately 6.33% and 4.69%, respectively.

The Company's debt agreements contain covenants that require that the Company maintain certain financial ratios and minimum net worth levels.   The covenants also restrict the Company's activities regarding investments, liens, borrowing and leasing.  At August 31, 2006, the Company was in compliance with all financial and other covenants.

Maturities of the Company's debt are as follows:
August 31,
2006
Due within 1 year	$3,315
Due between 1 and 2 years	1,318
Due between 2 and 3 years	1,267
Due between 3 and 4 years	53,563
Due between 4 and 5 years	1,267
Due beyond five years	3,272
Total	$64,002

Interest costs expensed and capitalized during the three years ended
August 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Interest expense	$4,066	$2,295	$1,825
Interest capitalized	77	235	275

Total interest cost	$4,143	$2,530	$2,100

(7) Other non-current liability

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

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company's tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its rebuttal until October 16, 2006 and timely submitted the rebuttal on October 13, 2006.

In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company's Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.

The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the possible assertions, Management has provided for the contingency. The Company has accrued a liability of $20.3 million and $17.0 million as of August 31, 2006 and 2005, respectively, for the contingency.

(8) Stock Based Compensation

On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price.  No stock options were granted during fiscal years 2006 and 2005.

The Company applied APB Opinion 25 for options issued to directors and employees in accounting for its Plan prior to fiscal year 2006. All stock options were granted to directors or employees with an exercise price equal to at least 55% of the fair value of the common stock at the date of grant and had a vesting period of one year.

For fiscal year 2006, the Company adopted SFAS 123R, which revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment”. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

A summary of option activity under the Plan is as follows:
			Weighted average	Aggregate
	Shares Under	Weighted average	remaining contractual	Intrinsic
	Option	exercise price	life (in years)	Value
Options outstanding,
August 31,2003	149,401	$15.34
Granted	119,462	18.18
Exercised	193,237	16.33

Options outstanding,
August 31,2004	75,626	$17.29	9
Granted	-	-
Exercised	59,255	17.08

Options outstanding,
August 31,2005	16,371	$18.05	8
Granted	-
Exercised	7,213	18.55

Options outstanding,
August 31,2006	9,158	$17.66	7

 At August 31, 2006 and August 31, 2005, there were 9,158 and 16,371 stock options, respectively, fully vested and exercisable and 292,844 and 292,844 shares, respectively, available for grant. The 9,158 options outstanding as of August 31, 2006 had a fair value of $382 thousand. There was no unrecognized compensation expense related to outstanding stock option grants at August 31, 2006.

In fiscal year 2006, 7,213 options were exercised having a total fair value of $259 thousand. In fiscal year 2005, 59,255 options were exercised having a total fair value of $1.9 million. In fiscal year 2004, 190,537 options were exercised having a total fair value of $3.7 million. Compensation expense recognized for the options granted in fiscal year 2004 was $942 thousand based on the difference between the exercise price and fair market value at the date of grant as prescribed under APB 25. In fiscal year 2004, 119,462 options were granted at a weighted average grant date fair value of $14.76.

In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in four equal annual installments. The payment of each installment is subject to continued employment with the Company. In fiscal year 2006, there were 4,000 restricted shares vested in accordance with these grants.

The table below summarizes the Company’s restricted share awards granted to date:

			Compensation	Weighted
		Fair Market Value	Expense	Average Grant date
Grant Date	Shares Granted	on Date of Grant	Recognized in 2006	Fair value Per share
April 2006	20,000	$908	$65
July 2006	13,000	694	16
October 2006	20,000	1,239	248

Total	53,000	$2,841	$329	$53.60

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. The shares granted in July 2006 vest 25% in July 2010 and 25% annually thereafter until fully vested. Four thousand of the shares granted in October 2006 related to past service and were immediately vested. The shares granted in October 2006 vested 25% effective August 31, 2006 and 25% annually thereafter until fully vested. Following the guidelines established in FAS 123R, the Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at August 31, 2006 was $2.9 million and will be recognized over a weighted average period of 6 years.

(9) Income Taxes

The provision for income taxes for the fiscal years ended August 31, 2006, 2005 and 2004 is summarized as follows:

	Year ended August 31,
	2006	2005	2004

Current:
Federal income tax	$2,640	$1,121	$8,733
State income tax	282	120	933
	2,922	1,241	9,666

Deferred:
Federal income tax	2,975	1,725	290
State income tax	318	182	31
	3,293	1,907	321

Total provision for income taxes	$6,215	$3,148	$9,987

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the years ended August 31, 2006, 2005 and 2004:

	Year ended August 31,
	2006	2005	2004

Provision for income tax at statutory rate	$4,313	$3,141	$9,452
Increase (decrease) resulting from:
State income taxes, net of federal benefit	396	198	636
Nontaxable interest and dividends	(352)	(89)	(93)
Stock options exercised	-	(648)	(675)
Contingent liability increase	2,204	-	-
Other reconciling items, net	(346)	546	667

Total provision for income taxes	$6,215	$3,148	$9,987

 Some items of revenue and expense included in the statement of operations may not be currently taxable or deductible on the income tax returns. Therefore, income tax assets and liabilities are divided into a current portion, which is the amount attributable to the current year’s tax return, and a deferred portion, which is the amount attributable to another year’s tax return. The revenue and expense items not currently taxable or deductible are called temporary differences.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2006	2005

Deferred Tax Assets:
Contribution carry forward	$1,052	$1,469
Deferred retirement benefits	1,299	1,032
Prepaid sales comissions	412	412
Land inventories	488	488
Stock options appreciation	278	195
IRS adjustments	802	786
Contingency accrual	1,257	-
Other	662	618

Total gross deferred tax assets	$6,250	$5,000

Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	$471	$491
Property and equipment (principally due to depreciation and
soil and water deductions)	15,743	12,874
Inventories	322	1,353
Deferred real estate gains	4,792	3,540
Unrealized security gains	-	1,208
Other	11	1,238

Total gross deferred tax liabilities	$21,339	$20,704

Net deferred income tax liabilities	$15,089	$15,704

Based on the Company's history of taxable earnings and its expectations for the future, management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.

Agri Insurance Company, Ltd. (Agri), a wholly owned insurance company subsidiary of Alico, is treated as a U.S. taxpayer, pursuant to an election under Internal Revenue Code Section 953(d), for all purposes except for consolidating an operating loss by virtue of the dual consolidated loss rules. (Dual consolidated losses prevent operating losses [not capital losses] from occurring in insurance companies domiciled outside of the United States from offsetting operating income irrespective of the fact that the insurance company is a member of the consolidated return group).

Agri was established to provide agricultural insurance that falls outside of the Federal Crop Insurance Program, for catastrophic perils. Agri was domiciled in Bermuda because it offers easy access to reinsurance markets.

Agri issued its initial policy in August 2000 to a third party. Agri's ability to underwrite insurance risks is limited by its operational liquidity, by the Registrar of Companies in Bermuda. For Federal income tax purposes, only premiums received by Agri from policies of insurance issued to parties other than its parent, Alico, are considered insurance premiums. The preceding limiting factors resulted in Agri not incurring a tax liability on underwriting profits or investment income. Agri's tax status resulted in it filing its Federal tax return on a stand alone basis for the calendar year periods ended December 31, 2003, 2002, 2001 and 2000.

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company's tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its rebuttal until October 16, 2006 and timely submitted the rebuttal on October 13, 2006.

In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company's Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.

The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the possible assertions, Management has provided for the contingency. During fiscal year 2006, the Company adjusted its liability accrual by $3.3 million. The adjustment was charged to the Company’s fiscal year 2006 tax provision. The Company has accrued a total liability of $20.3 million and $17.0 million at August 31, 2006 and 2005, respectively, for the contingency.

Since January 1, 2004 Agri has been filing as a taxable entity. This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels. Due to these changes, Agri no longer qualifies as a tax-exempt entity.

(10) Related Party Transactions

Citrus

Citrus revenues of $17.2 million, $19.8 million and $18.4 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2006, 2005 and 2004, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, the Company’s Chief Executive Officer, and was the owner of approximately 49.85 percent of the Company's common stock until February 26, 2004. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $4.4 million at August 31, 2006 and $5.8 million at August 31, 2005. These amounts represent estimated revenues to be received periodically under pooling agreements as sale of pooled products is completed.

Harvesting, marketing, and processing costs, for fruit sold through Griffin, totaled $5.5 million, $6.6 million, and $7.2 million for the years ended August 31, 2006, 2005 and 2004, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors in 2005 and 2004. The aggregate cost of these services was $2.5 million and $2.1 million, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs totaling $219 thousand and $211 thousand at August 31, 2006 and 2005, respectively.

Other Transactions

In fiscal year 2004, Agri began providing coverage for Tri-County Grove, LLC, a subsidiary of Atlantic Blue Trust, Inc., the holder of approximately 47.4% of the Company’s common stock when the policy was issued. The coverage term was from August 2004 to July 2005. Total coverage under the policy was $2.7 million and the premium charged was $45 thousand during the coverage term.

Premiums for coverages quoted are set by independent actuaries/underwriters hired by Agri in Bermuda based on underwriting considerations established by them. Premiums vary depending upon the size of the property, its age and revenue-producing history as well as the proximity of the insured property to known disease-prone areas or other insured hazards.

The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $3.3 million, $4.2 million and $5.3 million during the years ended August 31, 2006, 2005 and 2004, respectively.

During fiscal year 2006, Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (ABG) increased its holdings to approximately 50.5% of the Company’s common stock. By virtue of their ownership percentage, ABG is able to elect all the directors and, consequently, to control the Company. ABG has issued a letter dated September 29, 2006 reaffirming its commitment to maintaining a majority of independent directors on Alico’s board.

(11) Reportable Segment Information

The Company has four reportable segments: Bowen, Citrus Groves, Sugarcane and Cattle. Bowen provides harvesting and marketing services for citrus producers including Alico’s Citrus Grove division. Additionally, Bowen purchases citrus fruit and resells the fruit to citrus processors and fresh packing facilities. The Citrus Groves segment produces citrus fruit for sale to citrus processors and fresh packing facilities. The Sugarcane segment produces sugarcane for delivery to the sugar mill and refinery. The Cattle division raises beef cattle for sale to western feedlots and meat packing facilities. The goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company's operations are located in Florida.

Although the Company’s Plant World, Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments may be useful and has been included in the schedules below. For a description of the business activities of the Plant World, Vegetables and Sod segments please refer to Item 1 of this report.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different knowledge, skills and marketing strategies.

Information concerning the various segments of the Company for the years ended August 31, 2006, 2005 and 2004 is summarized as follows:

	Year ended August 31,
	2006	2005	2004
Revenues (from external customers except as noted)
Bowen	$30,869	$-	$-
Intersegment fruit sales through Bowen	1,723	-	-
Citrus groves	22,188	26,231	24,549
Sugarcane	8,926	9,323	11,646
Cattle	5,700	11,017	9,678
Alico Plant World	3,270	2,587	-
Vegetables	2,389	-	-
Sod	1,528	402	752
Revenue from segments	76,593	49,560	46,625
Other operations	2,564	5,965	5,432
Less: intersegment revenues eliminated	(1,723)	-	-

Total operating revenue	$77,434	$55,525	$52,057

Operating expenses
Bowen	$31,137	$-	$-
Intersegment fruit sold through Bowen	1,723	-	-
Citrus groves	14,574	19,984	20,407
Sugarcane	8,566	8,824	9,051
Cattle	4,914	8,908	8,178
Alico Plant World	4,373	2,128	-
Vegetables	1,404	-	-
Sod	840	480	622
Segment operating expenses	67,531	40,324	38,258
Other operations	513	967	640
Less: intersegment expenses eliminated	(1,723)	-	-
Net casualty loss (recovery)	(3,628)	1,888	408

Total operating expenses	$62,693	$43,179	$39,306

Gross profit (loss):
Bowen Brothers Fruit	$(268)	$-	$-
Citrus groves	7,614	6,247	4,142
Sugarcane	360	499	2,595
Cattle	786	2,109	1,500
Alico Plant World	(1,103)	459	-
Vegetables	985	-	-
Sod	688	(78)	130
Gross profit from segments	9,062	9,236	8,367
Other	3,622	2	19,433
Income before income taxes	$12,684	$9,238	$27,800

	Year ended August 31,
	2006	2005	2004
Capital expenditures:
Bowen Brothers Fruit	$1,536	$-	$-
Citrus Groves	9,929	2,086	2,872
Sugarcane	3,065	1,891	1,804
Cattle	3,490	2,711	2,218
Alico Plant World	957	5,990	-
Vegetables	325	-	-
Sod	1,103	-	-
Segment capital expenditures	20,405	12,678	6,894
Other capital expenditures	12,767	199	386
Total consolidated capital expenditures	$33,172	$12,877	$7,280

Depreciation, depletion and amortization:
Bowen Brothers Fruit	$913	$-	$-
Citrus Groves	2,540	2,454	2,361
Sugarcane	1,918	2,072	2,220
Cattle	1,817	1,484	1,429
Alico Plant World	578	431	-
Vegetables	17	-	-
Sod	143	-	-
Total segment depreciation and amortization	7,926	6,441	6,010
Other depreciation, depletion and amortization	664	516	499
Total depreciation, depletion and amortizations	$8,590	$6,957	$6,509

Total Assets:
Bowen Brothers Fruit	$3,096	$-
Citrus groves	59,464	49,670
Sugarcane	47,894	49,863
Cattle	23,919	20,383
Alico Plant World	6,515	7,373
Vegetables	1,981	-
Sod	4,191	1,743
Segment assets	147,060	129,032
Other Corporate assets	115,693	118,662
Total assets	$262,753	$247,694

Identifiable assets represent assets on hand at year-end that are allocable to a particular segment either by their direct use or by allocations when used jointly by two or more segments. Other assets consist principally of cash, temporary investments, mortgage notes receivable, bulk land inventories and property and equipment used in general corporate business.

(12) Casualty (Recoveries) Losses

Hurricane Wilma caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties during the first quarter of fiscal year 2006. Also, canker was confirmed in several groves in 2006 and 2005. Additionally, during August and September 2004, a series of three hurricanes struck a portion of the Company’s citrus groves in Polk County, Florida.

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

The Company recognized (recoveries) and losses resulting from the hurricanes and canker as follows:

	2006	2005	2004
Inventoried costs	$3,740	$786	$408
Basis of property and equipment	1,410	4,426	-
Re-established groves	(1,268)	-	-
Payments for business interruption	(2,900)	-	-
Insurance proceeds received	(4,004)	(1,062)	-
Insurance reimbursements receivable	(606)	(2,262)	-

Net casualty (recovery) loss	$(3,628)	$1,888	$408

(13) Treasury Stock

The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for fiscal 2006:

			Total Shares
Date	Total Number of Shares Purchased	Average price paid per share	Purchased as Part of Publicly Announced Plans or Programs(1)	Total Dollar value of shares purchased

11/28/2005	10,000	$43.30	10,000	$433,000
5/9/2006	3,000	$54.46	13,000	$163,380
8/2/2006	3,000	$55.62	16,000	$166,867

(1) The Company may purchase an additional 15,000 shares pursuant to the approved Director Compensation Plan.

(14) Off Balance Sheet Arrangements

The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The total purchase contracts under these agreements totaled $7.4 million at August 31, 2006. All of these purchases were covered by sales agreements. None of these agreements were in a net loss position as of August 31, 2006. All of these contracts will be fulfilled by the end of the fiscal year 2007. Additionally, the Company hedges its fuel requirements through the purchase of fuel stocks at fixed prices for future deliveries. The net obligations under these arrangement totaled $192 thousand at August 31, 2006. Deliveries under these contracts will occur before October 31, 2006.

(15) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective for the Company’s fiscal year 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

(16) Subsequent events

At a Board of Directors meeting held on September 28, 2006, the Board declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 29, 2006, with payment expected on or about January 15, 2007.

17) Selected Quarterly Financial Data (Unaudited)

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 2006 and August 31, 2005, is as follows:

	Quarters Ended
	November 30,		February 28,		May 31,		August 31,
	2005	2004	2006	2005	2006	2005	2006	2005
Revenue:
Citrus	$1,208	$879	$12,766	$9,586	$28,276	$10,246	$10,807	$5,520
Sugarcane and sod	1,986	2,453	5,144	5,286	2,792	1,902	532	84
Ranch	2,224	2,135	426	2,184	758	4,660	2,292	2,038
Property sales	5,580	187	7	110	81	489	206	15,440
Interest	4,985	1,264	1,499	1,305	1,651	169	918	1,705
Other revenue	1,308	1,952	3,197	2,276	2,867	2,565	1,084	949

Total revenue	17,291	8,870	23,039	20,747	36,425	20,031	15,839	25,736

Costs and expenses:
Citrus	588	483	10,961	8,734	23,886	6,622	10,276	4,145
Sugarcane and sod	2,623	2,079	4,838	5,258	1,866	1,763	79	204
Ranch	1,711	1,902	318	1,709	671	3,558	2,214	1,739
Interest	991	508	793	560	1,055	694	1,227	533
Other	9,579	2,391	1,809	4,600	5,315	3,170	(890)	15,494

Total costs and expenses	15,492	7,363	18,719	20,861	32,793	15,807	12,906	22,115

Income (loss) before income
taxes	1,799	1,507	4,320	(114)	3,632	4,224	2,933	3,621
Provision for income taxes	646	542	1,653	(103)	1,092	1,609	2,824	1,100

Net income (loss)	$1,153	$965	$2,667	$(11)	$2,540	$2,615	$109	$2,521

Basic earnings (loss) per share	$0.16	$0.13	$0.36	$(0.00)	$0.34	$0.36	$0.02	$0.34

Item 9.  Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.

Information called for by Item 9 and required by Item 304(a) of Regulation S-K is incorporated by reference to reports filed on Form 8-K June 8, 2004 and amended June 16, 2004.

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. For the fiscal year ended August 31, 2005, the Company’s Chief Executive Officer and its Chief Financial Officer determined that that a material weakness existed by reason of inadequate staffing in the Company’s accounting department. The Company took various steps to correct this weakness during the 2006 fiscal year but based on their evaluation at the end of 2006, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2006, the Company's disclosure controls and procedures continued to be not effective.

Material Weakness Related to Tax Accounting

Management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2006. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that a material weakness continued to exist in the Company's internal control over financial reporting as of August 31, 2006 as a result of a significant deficiency discovered in connection with the preparation of the year end financial statements. Although the amount of the adjustments made to the Company’s accounts would ordinarily have resulted in a significant deficiency the Company concluded that a material weakness continues to exist in the internal controls over financial reporting, because the remedial actions taken during fiscal 2006 were not effective at August 31, 2006 to prevent the significant deficiency, which in this context amounted to a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Although improvements were made to the internal controls over financial reporting during fiscal 2006, a significant deficiency existed in the following area:

Adjustments to the Company’s income tax provision and deferred taxes were identified by the Company’s auditors based on the results of the annual financial statement audit for the fiscal year 2006. The adjustments resulted from a deficiency in the operation of internal controls around the deferred tax roll forward, specifically related to the contribution carry-forward, property, plant and equipment, and the income tax provision calculation.

The entries to correct and properly reflect the income tax balances were made and incorporated into the fiscal 2006 year end financial statements and Management does not believe that there are any misstatements in the financial statements.
Although the Company does not believe that the significant deficiency identified impacted any previously filed financial statements, the Chief Executive Officer and the Chief Financial Officer believe that the existence of the deficiency or deficiencies of the magnitude reported following the determination that a material weakness existed in the previous year means that the material weakness identified in 2005 is continuing and is an indication that there continues to be more than a remote likelihood that a material misstatement of the Company's financial statements will not be prevented or detected in a future period.

In conducting Alico’s evaluation of the effectiveness of its internal control over financial reporting, Alico excluded the acquisition of Bowen Brothers, which was completed by Alico during fiscal 2006. Bowen Brothers represented approximately 1% of Alico’s total assets as of August 31, 2006 and approximately 33%, of Alico’s total revenues for the year then ended. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

Remediation of Prior Year’s Material Weakness

Subsequent to the year ended August 31, 2005, the Company added a qualified and experienced financial reporting manager in the Accounting Department to improve the depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with generally accepted accounting principles. In addition, management improved the documentation of and training on accounting policies and procedures to further improve internal controls over financial reporting. These changes however, were not sufficient to prevent the occurrence of the deficiency noted above and indicate that the material weakness is continuing. Subsequent to August 31, 2006, Management will continue to evaluate the depth, progress and abilities of accounting personnel in order to address the material weaknesses in its accounting staff. Management also intends to hire additional accounting personnel to provide more support in this department. Management is committed to correcting this material weakness.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and implemented by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

As a result of the continuation of the material weakness described above, we have concluded that as of August 31, 2006, the Company did not maintain effective internal control over financial reporting.

Management's assessment of the effectiveness of internal control over financial reporting as of August 31, 2006 has been audited by Tedder, James, Worden & Associates, P.A., an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K.

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of Directors of
Alico, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Alico, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2006, because of the effect of lack of a sufficient number of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alico, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The material weakness resulted from a lack of a sufficient number of qualified financial reporting personnel with sufficient depth, skills, and experience to apply generally accepted accounting principles to the Company's transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America. Specifically, internal controls around the deferred tax roll forward did not operate effectively, resulting in adjustments to the Company’s income tax provision and deferred taxes that were not detected by the Company’s accounting staff. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated November 17, 2006 on the financial statements.

In our opinion, management's assessment that Alico, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alico, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2006, and our report dated November 17, 2006, expressed an unqualified opinion thereon.

/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
November 17, 2006

Item 9B. Other Information.

None.

PART III

Items 10 - 14 of Part three are incorporated by reference to the Company’s proxy expected to be filed on or before December 31, 2006.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:

Included in Part II, Item 8 of this Report

Reports of Registered Independent Certified Public Accounting Firm
August 31, 2006, 2005 & 2004

Consolidated Balance Sheets - August 31, 2006 and 2005

Consolidated Statements of Operations - For the Years Ended August 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) - For the Years Ended August 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - For the Years Ended August 31, 2006, 2005 and 2004

(b) 2. Financial Statement Schedules:

Selected Quarterly Financial Data - For the Years Ended August 31, 2006 and 2005 - Included in Part II, Item 8

All other schedules not listed above are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(c) 3. Exhibits:

3(i) Articles of Incorporation:
3(i)1 Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to the Company’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).

-3(i)2 Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to the Company’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)3 Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to the Company’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)4 Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to the Company’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(ii) Bylaws

3(ii)(1) By-Laws of Alico, Inc., Amended to March 31, 2006

(10) Material Contracts - Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract.

(11) Statement - Computation of Weighted Average Shares Outstanding and Per Share Earnings.

(12) Statement - Computation of Ratios

(14.1) Code of Ethics

(14.2) Whistleblower Policy

(21) Subsidiaries of the Registrant - Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971);Agri-Insurance Company, Ltd. (a company formed under the laws of the country of Bermuda incorporated in 2000), Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005).

(31.1) Rule 13a-14(a) certification

(31.2) Rule 13a-14(a) certification

(32.1) Section 1350 certification

(32.2) Section 1350 certification

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC.
(Registrant)

November 28, 2006	John R. Alexander
Date	Chairman & Chief Executive Officer
/s/ John R. Alexander

November 28, 2006	Patrick W. Murphy
Date	Senior Vice President & Chief Financial Officer
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

Robert J. Viguet
Director

/s/ Robert J. Viguet

November 28, 2006
Date