Form 10-Q
period 2006-11-30
ALICO INC
filed 2007-01-09
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File Number: 0-261
Alico, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0906081

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 338, LaBelle, FL	33975

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     863-675-2966
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
☑ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes     ☑ No
There were 7,374,926 shares of common stock, par value $1.00 per share, outstanding at January 3, 2007.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three months ended
	November 30,
	2006	2005
Operating revenue
Agricultural operations	$9,768	$5,984
Non-agricultural operations	623	678

Total operating revenue	10,391	6,662

Operating expenses
Agricultural operations	8,732	5,797
Non-agricultural operations	435	11
Net casualty loss	—	5,707

Total operating expenses	9,167	11,515

Gross profit (loss)	1,224	(4,853)
Corporate general and administrative	3,391	1,824

Loss from operations	(2,167)	(6,677)
Other income (expenses):
Profit on sales of bulk real estate:
Sales	—	5,555
Cost of sales	—	1,162

Profit on sales of bulk real estate, net	—	4,393
Interest & investment income	1,397	4,985
Interest expense	(1,183)	(991)
Other	99	89

Total other income, net	313	8,476

(Loss) income before income taxes	(1,854)	1,799
(Benefit) provision for income taxes	(883)	646

Net (loss) income	$(971)	$1,153

Weighted-average number of shares outstanding	7,372	7,369

Weighted-average number of shares outstanding assuming dilution	7,372	7,347

Per share amounts:
Basic	$(0.13)	$0.16
Diluted	$(0.13)	$0.16
Dividends	$0.28	$0.25
See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,
	2006	August 31,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,444	$25,065
Marketable securities available for sale	43,348	50,100
Accounts receivable	7,146	8,679
Mortgage and notes receivable	3,230	47
Inventories	25,651	24,545
Other current assets	4,126	2,477

Total current assets	111,945	110,913
Mortgages and notes receivable, net of current portion	8,374	10,977
Investments and deposits	2,846	2,919
Cash surrender value of life insurance, designated	6,772	6,593
Property, buildings and equipment	181,313	179,689
Less: accumulated depreciation	(49,130)	(48,338)

Total assets	$262,120	$262,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,
	2006	August 31,
	(unaudited)	2006
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,986	$1,966
Current portion of notes payable	3,332	3,315
Accrued expenses	2,783	3,720
Comissions payable	803	—
Dividend payable	2,027	2,027
Accrued ad valorem taxes	578	2,090
Deferred income taxes	315	282
Other current liabilities	3,200	4,678

Total current liabilities	15,024	18,078
Notes payable, net of current portion	66,078	60,687
Deferred income taxes, net of current portion	14,807	14,807
Deferred retirement benefits, net of current portion	5,039	4,952
Commissions payable	2,030	2,833
Other non-current liability	20,685	20,293

Total liabilities	123,663	121,650

Stockholders’ equity:
Common stock	7,376	7,376
Additional paid in capital	9,904	9,691
Treasury stock	(189)	(287)
Accumulated other comprehensive income (loss)	11	(29)
Retained earnings	121,355	124,352

Total stockholders’ equity	138,457	141,103

Total liabilities and stockholders’ equity	$262,120	$262,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net cash used for operating activities	$(4,502)	$(4,125)

Cash flows from investing activities:
Purchases of property and equipment	(2,844)	(12,537)
Proceeds from sale of real estate	—	5,555
Proceeds from sales of property and equipment	757	1,696
Purchases of marketable securities	(7,658)	(21,241)
Proceeds from sales of marketable securities	14,283	59,981
Other	(38)	(263)

Net cash provided by investing activities	4,500	33,191

Cash flows from financing activities:
Repayment of bank loan	(3,764)	(39,172)
Proceeds from bank loan	9,172	42,645
Treasury stock purchases	—	(459)
Dividends paid	(2,027)	(1,844)

Net cash provided by financing activities	3,381	1,170

Net increase in cash and cash equivalents	$3,379	$30,236
Cash and cash equivalents:
At beginning of year	$25,065	$13,384

At end of period	$28,444	$43,620

	Three months ended
	November 30,
	2006	2005
Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$1,067	$858

Cash paid for income taxes	$1,300	$6

Net cash investing activities:
Issuance of mortgage notes	$—	$996

Fair value adjustments to securities available for sale net of tax effects	$17	$(340)

Reclassification of breeding herd to property and equipment	$566	$516

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1.	Basis of financial statement presentation:
The accompanying condensed consolidated financial statements include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (“Saddlebag”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the “Company”) after elimination of all significant intercompany balances and transactions.
The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading.
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended August 31, 2006. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at November 30, 2006 and the consolidated results of operations for the three month periods ended November 30, 2006 and 2005, and the consolidated cash flows for the three month periods ended November 30, 2006 and 2005.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling ($20 thousand) for the quarter ended November 30, 2006, and $418 thousand for the quarter ended November 30, 2005.
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
In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million cash in escrow. The Company retained operating rights to the grove until residential development begins. The Company recognized a net profit on the sale of $4.4 million.

In May 2006, the Company purchased a 523 acre riverfront mine site for rock and fill for $10.6 million cash. The Company has allocated approximately 54% of the purchase price to the rock and sand reserves with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves will be depleted and charged to cost of goods sold proportionately as the property is mined. Depletion expense recognized during the three months ended November 30, 2006 was $22 with $0 expense in 2005 for that same period.
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
The cost and estimated fair value of marketable securities available for sale at November 30, 2006 and August 31, 2006 were as follows:

	November 30, 2006				August 31, 2006
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Debt securities
Municipal bonds	19,435	4	—	19,439	21,169	19	(2)	21,186
Mutual funds	150	—	—	150	370	—	(6)	364
Fixed maturity funds	15,158	62	(3)	15,217	19,686	44	(18)	19,712
Corporate bonds	8,587	—	(45)	8,542	8,920	—	(82)	8,838

Marketable securities available for sale	$43,330	$66	$(48)	$43,348	$50,145	$63	$(108)	$50,100

The aggregate fair value of investments in debt instruments (net of mutual funds of $150) as of November 30, 2006 by contractual maturity date, consisted of the following:

Aggregate
Fair Value
Due within 1 year	$13,563
Due between 1 and 2 years	10,338
Due between 2 and 3 years	4,570
Due between 3 and 4 years	212
Due between 4 and 5 years	—
Due beyond five years	14,515

Total	$43,198

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 30, 2006.
November 30, 2006 (unaudited)

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	3,509	3	—	—	3,509	3
Corporate bonds	2,537	16	6,004	29	8,541	45

Total	$6,046	$19	$6,004	$29	$12,050	$48

Net realized (loss) gains on the sale of securities for the three months ended November 30, 2006 and 2005 were $(52 thousand) and $3.3 million, respectively.
Debt instruments and funds. The unrealized losses on fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At November 30, 2006 the Company held loss positions in 34 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of November 30, 2006.

4.	Mortgages and notes receivable:
Mortgage and notes receivable arose from real estate sales. The balances are as follows:

	November 30,
	2006	August 31,
	(unaudited)	2006
Mortgage notes receivable on retail land sales	$372	$427
Mortgage notes receivable on bulk land sales	56,610	56,610

Total mortgage and notes receivable	56,982	57,037
Less: Deferred revenue	(42,783)	(43,230)
Discount on note to impute market interest	(2,595)	(2,783)
Current portion	(3,230)	(47)

Non-current portion	$8,374	$10,977

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
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured two contracts in connection with the sale of property in Lee County, Florida. The original contracts were entered into in 2001 and 2003, respectively, for approximately 5,609 acres near Bonita Springs, Florida. The Company received $7.5 million upon execution of the restructured agreements.
Under the terms of the first renegotiated contract, $3.8 million of the closing proceeds were applied to the existing mortgage receivable principal of $56.6 million. Four annual principal plus interest payments of the remaining $52.8 million mortgage will commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually up to 4.0% annually.

5.	Inventories:
A summary of the Company’s inventories is shown below:

	November 30,
	2006	August 31,
	(unaudited)	2006
Unharvested fruit crop on trees	$13,179	$10,709
Unharvested sugarcane	4,699	5,168
Beef cattle	5,716	7,063
Unharvested sod	1,088	588
Plants and vegetables	969	1,017

Total inventories	$25,651	$24,545

The Company’s unharvested sugarcane and cattle are partially uninsured.
Hurricane Wilma, a category three hurricane swept through southwest Florida in October 2005. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company recognized casualty losses resulting from damages to inventory from the hurricane as follows: (see also note 15)

	November 30,	November 30,
	2006	2005
	(unaudited)	(unaudited)
Unharvested citrus	$—	$3,448
Unharvested sugarcane	—	3,010
Unharvested vegetables	—	147

Total inventories	$—	$6,605

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company determined that certain of its inventories at November 30, 2006 had accumulated costs in excess of the estimated net realizable value. As a result, the Company recorded losses of $338 and $216 for its sugarcane and vegetables, respectively, during the three months ended November 30, 2006; and $834, $85 and $346 for its sugarcane, sod and plants, respectively, during the three months ended November 30, 2005. The adjustments were included in cost of sales for the quarters ended November 30, 2006 and 2005.

6.	Income taxes:
The (benefit) provision for income taxes for the three months ended November 30, 2006 and 2005 is summarized as follows:

	Three months ended
	November 30,
	(unaudited)
	2006	2005
Current:
Federal income tax	$(768)	$497
State income tax	(131)	53

	(899)	550

Deferred:
Federal income tax	(34)	87
State income tax	50	9

	16	96

Total (benefit) provision for income taxes	$(883)	$646

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the assertions, Management has provided for the contingency. During the quarter ended November 30, 2006, the Company adjusted its liability accrual by $392 thousand. The adjustment was charged to the Company’s first quarter tax provision. The Company has accrued a total liability of $20.7 million and $20.3 million at November 30, 2006 and August 31, 2006, respectively, for the contingency.
Since January 1, 2004 Agri has been filing as a taxable entity. This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels. Due to these changes, Agri no longer qualifies as a tax-exempt entity.

7.	Indebtedness:
Alico, Inc. has a Credit Facility with a commercial lender that provides a $175.0 million revolving line of credit which matures on August 1, 2010. Funds from the Credit Facility may be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Credit Facility also allows for an annual extension at the lender’s option.
Under the Amended Credit Facility, revolving borrowings require quarterly interest payments at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. The Amended Credit Facility is partially collateralized by mortgages on two parcels of agricultural property located in Hendry County, Florida consisting of 7,672 acres and 33,700 acres.
Under the Credit Facility an event of default occurs if the Company fails to make the payments required of it or otherwise fails to fulfill the provisions and covenants applicable to it. In the event of default, the Credit Facility shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Credit Facility; the lender may alternatively at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and declare all other obligations immediately due and payable. The Company is currently in compliance with all of the covenants and provisions of the Credit Facility.
The Credit Facility contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain debt, current and fixed charge coverage ratios, and sets limitations on the extension of loans or additional borrowings by the Company or any subsidiary.

The following tables reflect outstanding debts under the Company’s various loan agreements at November 30, 2006 and August 31, 2006:
November 30, 2006

		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$57,975	$117,025	Libor +1%	Real estate
b) Term loan	2,000	—	5.80%	Unsecured
c) Mortgage note payable	9,289	—	6.68%	Real estate
d) Other	100	—	7.00%	Real estate
e) Vehicle financing	46	—	0.00%	2 Vehicles

Total	$69,410	$117,025

August 31, 2006

		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$52,296	122,704	Libor +1%	Real estate
b) Term loan	2,000	—	5.80%	Unsecured
c) Mortgage note payable	9,606	—	6.68%	Real estate
d) Other	100	—	7.00%	Real estate

Total	$64,002	$122,704

a)	Terms described above.

b)	5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly.

c)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

d)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

e)	3-year term loan. Monthly principal payment of $1 thousand.

f)	The LIBOR rate was 5.35% at November 30, 2006 and 5.33% at August 31, 2006.
Maturities of the Company’s debt at November 30, 2006 were as follows:

Due within 1 year	$3,332
Due between 1 and 2 years	1,335
Due between 2 and 3 years	1,279
Due between 3 and 4 years	59,242
Due between 4 and 5 years	1,267
Due beyond five years	2,955

Total	$69,410

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended
	November 30,
	(unaudited)
	2006	2005
Interest expense	$1,183	$991
Interest capitalized	10	17

Total interest cost	$1,193	$1,008

8.	Other non-current liability:
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
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the assertions, Management has provided for the contingency. The Company has accrued a liability of $20.7 million and $20.3 million as of November 30, 2006 and August 31, 2006, respectively, for the contingency.

9.	Dividends:
At its meeting on September 30, 2006 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 31, 2006 with payment expected on or around January 15, 2006.
10.	Disclosures about reportable segments:
The Company has four reportable segments: Bowen, Citrus Groves, Sugarcane and Cattle. Bowen provides harvesting and marketing services for citrus producers including Alico’s Citrus Grove division. Additionally, Bowen purchases citrus fruit and resells the fruit to citrus processors and fresh packing facilities. The Citrus Groves segment produces citrus fruit for sale to citrus processors and fresh packing facilities. The Sugarcane segment produces sugarcane for delivery to the sugar mill and refinery. The Cattle division raises beef cattle for sale to western feedlots and meat packing facilities. The goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company’s operations are located in Florida.
Although the Company’s Plant World, Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments may be useful and has been included in the schedules below. For a description of the business activities of the Plant World, Vegetables and Sod segments please refer to Item 1 of the Company’s annual report on Form 10-K for the year ended August 31, 2006.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K for the year ended August 31, 2006. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at the then current market prices.
The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different knowledge, skills and marketing strategies.

Information concerning the various segments of the Company as of and for the three months ended November 30, 2006 and 2005 is summarized as follows:

	Three months ended
	November 30,
	2006	2005
Revenues (from external customers except as noted)
Bowen	$804	$—
Intersegment fruit sales through Bowen	51	—
Citrus groves	1,637	1,208
Sugarcane	1,696	1,428
Cattle	4,074	2,224
Alico Plant World	588	521
Vegetables	411	—
Sod	399	558

Revenue from segments	9,660	5,939
Other operations	782	723
Less: intersegment revenues eliminated	(51)	—

Total operating revenue	$10,391	$6,662

Operating expenses
Bowen	$1,049	$—
Intersegment fruit sold through Bowen	51	—
Citrus groves	918	588
Sugarcane	2,140	2,174
Cattle	3,596	1,711
Alico Plant World	435	875
Vegetables	721	—
Sod	242	449

Segment operating expenses	9,152	5,797
Other operations	66	11
Less: intersegment expenses eliminated	(51)	—
Net casualty loss	—	5,707

Total operating expenses	$9,167	$11,515

Gross profit (loss):
Bowen Brothers Fruit	(245)	—
Citrus groves	719	620
Sugarcane	(444)	(746)
Cattle	478	513
Alico Plant World	153	(354)
Vegetables	(310)	—
Sod	157	109

Gross profit from segments	508	142
Other	(2,362)	1,657

(Loss) income before income taxes	$(1,854)	$1,799

	Three months ended
	November 30,
	2006	2005
Depreciation, depletion and amortization:
Bowen Brothers Fruit	$50	$—
Citrus Groves	609	627
Sugarcane	539	473
Cattle	490	413
Alico Plant World	163	136
Vegetables	12	—
Sod	46	24

Total segment depreciation and amortization	1,909	1,673
Other depreciation, depletion and amortization	194	106

Total depreciation, depletion and amortizations	$2,103	$1,779

Total Assets:
Bowen Brothers Fruit	$3,654	$—
Citrus groves	51,944	43,957
Sugarcane	45,689	43,830
Cattle	22,126	20,827
Alico Plant World	6,629	7,500
Vegetables	2,341	—
Sod	4,242	2,566

Segment assets	136,625	118,680
Other Corporate assets	125,495	124,665

Total assets	$262,120	$243,345

11.	Stock Compensation Plans:
On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (“the Plan”) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price. No stock options were granted during fiscal years 2006 and 2005 or the quarter ended November 30, 2006.
During fiscal year 2006, the Company adopted SFAS 123R, which revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment”. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
A summary of option activity under the Plan is as follows:

			Weighted average
			remaining
	Shares Under	Weighted average	contractual
	Option	exercise price	life (in years)
Options outstanding, August 31,2005	16,371	$18.05	8

Granted	—
Exercised	7,213	18.55

Options outstanding, August 31,2006	9,158	$17.66	7

Granted	—
Exercised	—	—

Options outstanding, November 30, 2006	9,158	$17.66	7

At November 30, 2006 and August 31, 2006, there were 9,158 options fully vested and exercisable and 292,844 shares available for grant. The 9,158 options outstanding as of November 30, 2006 and August 31, 2006 had a fair value of $366 thousand and $382 thousand, respectively. There was no unrecognized compensation expense related to outstanding stock option grants at November 30, 2006 or August 31, 2006. In fiscal year 2006, 7,213 options were exercised having a total fair value of $259 thousand.

In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The payment of each installment is subject to continued employment with the Company. At November 30, 2006 and August 31, 2006, there were 4,000 restricted shares vested in accordance with these grants.
The table below summarizes the Company’s restricted share awards granted to date:

			Compensation
			Expense
			Recognized	Weighted
			for the	Average
		Fair Market	three months	Grant date
		Value	ended	Fair
	Shares	on Date	November 30,	value
Grant Date	Granted	of Grant	2006	Per share
April 2006	20,000	$908	$43
July 2006	13,000	694	33
October 2006	20,000	1,239	129

Total	53,000	$2,841	$205	$53.60

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. The shares granted in July 2006 vest 25% in July 2010 and 25% annually thereafter until fully vested. The shares granted in October 2006 vested 20% effective August 31, 2006 and 20% annually thereafter until fully vested. Following the guidelines established in FAS 123R, the Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards was $2.8 million at November 30, 2006 and $2.9 million at August 31, 2006, respectively and will be recognized over a weighted average period of 6 years.

12.	Other Comprehensive Income:
Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows:

	Three Months ended
	November 30,
	2006	2005
Accumulated Other Comprehensive (loss) Income at beginning of period	$(29)	$2,195
Change resulting from market fluctuations, net of tax, and realized gains and losses	40	(2,409)

Other Comprehensive Income (Loss) at end of period	$11	$(214)

13.	New Accounting Pronouncements:
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective for the fourth quarter of the Company’s fiscal year 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

14.	Treasury Stock
During January 2007, Alico announced that its Board of Directors has authorized the repurchase of up to 100,000 Shares of the Company’s common stock through August 31, 2010 for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Senior Managers to align their interests with those of the Company’s shareholders.
The stock repurchases will be made on a quarterly basis between now and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s Shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the Shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. The repurchases announced in January 2007, will bring the total shares yet to be purchased to approximately 115,000.
15.	Casualty Losses:
Hurricane Wilma caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties during the first quarter of fiscal year 2006. Also, citrus canker was confirmed in several groves in 2006 and 2005. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. Prior to January 10, 2006, Florida law required infected and exposed trees within 1,900 feet of the canker find to be removed and destroyed.

The Company recognized losses resulting from the hurricanes and canker as follows:

	For the three months ended
	November 30,
	2006	2005
Inventoried costs	$—	$6,605
Basis of property and equipment	—	1,969
Insurance proceeds received	—	(2,158)
Insurance reimbursements receivable	—	(709)

Net casualty loss	$—	$5,707

16.	Subsequent Event:
At its meeting on September 28, 2006, the Board declared a regular quarterly dividend of $0.275 per share payable to shareholders of record as of December 29, 2006 with payment expected on or about January 15, 2007.
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured two contracts in connection with the sale of property in Lee County, Florida. The original contracts were entered into in 2001 and 2003, respectively, for approximately 5,609 acres near Bonita Springs, Florida. The Company received $7.5 million upon execution of the restructured agreements.
Under the terms of the first renegotiated contract, $3.8 million of the closing proceeds were applied to the existing mortgage receivable principal of $56.6 million. Four variable annual principal plus interest payments of the remaining $52.8 million mortgage will commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually up to 4.0% annually.
The second contract, for a gross sales price of $64.1 million, was renegotiated as a series of four annual options with up to four time extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
A third contract, for a gross sales price of $11.4 million, was renegotiated as a sales contract with a purchase money mortgage. The mortgage consists of four annual payments of principal and interest. The annual interest rate under the note is 6%. In order to obtain an extension on the option contract, the sales contract must also be extended. There are up to four time extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions, and strategic alternatives under consideration, are predictive in nature or depend upon or refer to future events or conditions, are subject to known, as well as, unknown risks and uncertainties that may cause actual results to differ materially from Company expectations. There can be no assurance that any future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.
When used in this document, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend”, “expect”, “should”, “could” and other words of similar meaning, are likely to address the Company’s growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater or lesser extent than indicated.
LIQUIDITY AND CAPITAL RESOURCES:
Liquidity and Capital Resources
Working capital increased to $96.6 million at November 30, 2006 from $92.8 million at August 31, 2006. As of November 30, 2006, the Company had cash and cash equivalents of $28.4 million compared to $25.1 million at August 31, 2006. Marketable securities decreased to $43.3 million from $50.1 million during the same period. The ratio of current assets to current liabilities increased to 7.43 to 1 at November 30, 2006 from 6.14 to 1 at August 31, 2006. Total assets decreased by $1.0 million to $261.8 million at November 30, 2006, compared to $262.8 million at August 31, 2006.
Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company entered into a credit facility in fiscal year 2006 which increased its credit commitments to provide for revolving credit of up to $175.0 million. Of the $175.0 million credit commitment, $117.0 million was available for the Company’s general use at November 30, 2006 (see Note 7 to condensed consolidated financial statements).
Management expects continued profitability from the Company’s agricultural operations. Citrus operations are expected to remain profitable in fiscal year 2007. A smaller crop resulting from hurricanes, citrus canker and land development has caused the unit price of citrus products to increase and thus profits from the citrus division are expected to exceed those of the prior year.

The Company has implemented cost cutting measures in addition to improved crop rotation measures in its sugarcane division; however, a large sugar beet crop is expected to result in lower prices for finished sugar in fiscal year 2007, causing expectations for current year operations to be below those of the prior fiscal year. The Company’s cattle operations in fiscal year 2007 are expected to remain profitable but at lower levels than in fiscal year 2006. Rains generated by Hurricane Wilma kept many of the pastures overly wet and the conception rate of the cattle has been affected. This will result in fewer calves for the Company to sell in fiscal year 2007 compared to fiscal year 2006.
Plant World has expanded into several ornamental varieties with higher profit margins per unit. As a result, Plant World’s results are expected to improve in fiscal year 2007 and beyond as it begins to fully scale up production of the new varieties.
Cash outlays for land, equipment, buildings, and other improvements totaled $2.8 million during the quarter ended November 30, 2006, compared with $12.5 million during the three months ended November 30, 2005. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million.
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured two contracts in connection with the sale of property in Lee County, Florida. The original contracts were entered into in 2001 and 2003, respectively, for approximately 5,609 acres near Bonita Springs, Florida. The Company received $7.5 million upon execution of the restructured agreements.
Under the terms of the first renegotiated contract, $3.8 million of the closing proceeds were applied to the existing mortgage receivable principal of $56.6 million. Four annual principal plus interest payments of the remaining $52.8 million mortgage will commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually to 4.0% annually.
The second contract, for a gross sales price of $64.1 million, was renegotiated to a series of four annual options with up to four annual extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
A third contract, for a gross sales price of $11.4 million, was renegotiated as a sales contract with a purchase money mortgage. The mortgage consists of four annual payments of principal and interest. The annual interest rate under the note is 6%. In order to obtain an extension on the option contract, the sales contract must also be extended. There are up to four time extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million. The Company retained operating rights to the grove until residential development begins.
The Company paid regular quarterly dividends of $0.275 per share on October 15, 2006. At its September 2006 Board meeting, the Board declared a regular quarterly dividend of $0.275 per share payable to shareholders of record as of December 29, 2006 with payment expected on or about January 15, 2007.
The Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable.

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes; however based on Company estimates, as of August 31, 2006 the interest on the additional taxes and penalties ranges from $8.6 million to $27.6 million on the proposed adjustments.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. See also footnote 8 to the condensed consolidated financial statements. Should the IRS prevail in its primary position, the effect would be to significantly reduce the liquidity of the Company, and could cause the Company to default on several of its loan covenants.
Results of Operations

	Three months ended
Summary of results (in thousands):	November 30,
	2006	2005
Operating revenue	$10,391	$6,662
Gross profit (loss)	1,224	(4,853)
General & administrative expenses	3,391	1,824
Loss from operations	(2,167)	(6,677)
Profit on sale of real estate	—	4,393
Interest and investment income	1,397	4,985
Interest expense	1,183	991
Other income (expense)	99	89
Provision for income taxes	$(883)	$646
Effective income tax rate	47.6%	35.9%
Net (loss) income	$(971)	$1,153
Overall, income from operations improved in the first quarter of fiscal year 2007 compared with the first quarter of fiscal year 2006. Income from operations during the first quarter of fiscal year 2006 were impacted by a casualty loss of $5.7 million. Overall, net income decreased for the first quarter of fiscal year 2007 when compared with the first quarter of fiscal year 2006, primarily due to reduced real estate profits and lower interest and investment income when compared with the prior year. Operations by segment are discussed separately below.

General and Administrative
General and administrative expenses increased by 85.9% to $3.4 million in the first quarter of fiscal year 2007 compared with $1.8 million for the first quarter of fiscal year 2006. Beginning in the first quarter of fiscal 2007, the Company began accruing incentive bonuses quarterly. Prior to the first quarter of fiscal year 2007, the Company had accrued incentive bonuses annually during the fourth quarter of each fiscal year. This change caused compensation expense to increase during the first quarter of fiscal year 2007 when compared with the first quarter of fiscal year 2006, but is merely a timing difference that should reverse by the fourth quarter of fiscal year 2007. Furthermore, subsequent to the first quarter of fiscal 2006, the Company has added several key personnel, including a Chief Operating Officer, a Senior Vice President of Real Estate and a Senior Vice President of Human Resources. The staff additions have caused salaries to increase when compared to the first quarter of the prior fiscal year. Additionally, fees paid to consultants, including engineering firms used to evaluate the Company’s properties, increased substantially during the first quarter of fiscal year 2007 compared with the first quarter of fiscal year 2006. Insurance and donations also increased during the first quarter of fiscal year 2007 when compared with the first quarter of fiscal year 2006, as did general and administrative costs related to the Company’s Bowen Brothers subsidiary, and director fees.
Profit from the Sale of Real Estate
The Company did not sell any real estate during the first quarter of fiscal year 2007. In the first quarter of fiscal year 2006, the Company sold a 280 acre citrus grove located near LaBelle, Florida in Hendry County for $5.6 million cash for a net gain of $4.4 million. The Company has retained operating rights to the grove until residential development begins.
Provision for Income taxes
The effective tax rate for the first quarter of fiscal year 2007 was 47.6% compared with 35.9% for the first quarter of fiscal year 2006. The rate for the first quarter of fiscal year 2007 was impacted by an adjustment of the tax contingency previously accrued (see Note 8 to the consolidated financial statements).
Interest and Investment Income
Interest and investment income is generated principally from investments in corporate and municipal bonds, mutual funds, U.S. Treasury securities, and mortgages held on real estate sold on the installment basis.
In accordance with guidelines established by the Company’s Board of Directors, the Company restructured its investment portfolio during the first quarter of fiscal year 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. These sales resulted in net realized gains of $3.3 million in the first quarter of fiscal year 2006.

Interest Expense
Interest expense increased during the first quarter of fiscal year 2007 when compared with the first quarter of fiscal year 2006 due to higher interest rates and debt levels. The majority of the Company’s borrowings are based on the London interbank offered rate (LIBOR). The LIBOR increased by approximately 1.05% during the year to 5.35%.

	Three months ended
	November 30,
	2006	2005
Revenues
Agriculture:
Bowen Brothers Fruit	$804	$—
Citrus groves	1,637	1,208
Sugarcane	1,696	1,428
Cattle	4,074	2,224
Alico Plant World	588	521
Vegetables	411	—
Sod	399	558
Native trees and shrubs	159	45

Agriculture operations revenue	9,768	5,984
Real estate activities	—	25
Land leasing and rentals	243	417
Mining royalties	380	236

Total operating revenue	$10,391	$6,662

Operating revenues increased by 56% to $10.4 million for the first quarter of fiscal year 2007 compared with $6.7 million for the first quarter of fiscal year 2006. The increase was primarily due to increased revenues from the Company’s Cattle division, and revenues generated by the Company’s Bowen subsidiary, which was purchased during the second quarter of fiscal 2006.

	Three months ended
	November 30,
	2006	2005
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$(245)	$—
Citrus groves	719	620
Sugarcane	(444)	(746)
Cattle	478	513
Alico Plant World	153	(354)
Vegetables	(310)	—
Sod	157	109
Native trees and shrubs	159	45

Gross profit from agricultural operations	667	187
Real estate activities	—	14
Land leasing and rentals	177	417
Mining royalties	380	236
Net casualty loss	—	(5,707)

Gross profit (loss)	1,224	(4,853)
Profits from the sale of bulk real estate	—	4,393
Net interest and investment income	214	3,994
Corporate general and administrative and other	(3,292)	(1,735)

Income (loss) before income taxes	$(1,854)	$1,799

Gross profit increased to $1.2 million during the first quarter of fiscal year 2007 compared with a loss of $4.9 million during the first quarter of fiscal year 2006. The prior year gross profit was largely impacted by a net casualty loss of $5.7 million related to damages incurred due to citrus disease and hurricane damages.
Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season.
Bowen
Bowen’s operations generated revenues of $.8 million and a loss of $0.2 million during the first quarter of fiscal year 2007. By utilizing Bowen to harvest the Company’s fruit during fiscal year 2007, the Company was able to reduce its citrus harvesting costs from the market rates it paid in prior years. The normal profit margin on intercompany harvesting was eliminated from Bowen’s results, and the cost savings has been reflected in the Company’s Citrus Grove segment.
Citrus Groves
The Citrus Groves division recorded gross profits of $0.7 million and $0.6 million, and gross revenues of $1.6 million and $1.2 million for the quarters ended November 30, 2006 and 2005, respectively. The fiscal year 2007 crop forecast by the USDA indicates that the supply of Florida oranges will be lower than fiscal year 2006 which should allow for continued strong prices. The USDA forecast is for 135.0 million boxes for fiscal year 2007 compared with production of 147.9 million boxes in fiscal year 2006. This reduced crop has resulted in higher per unit prices for citrus in the first quarter of fiscal year 2007 when compared with the same period last year. The Company estimates that its fiscal year 2007 crop will be approximately 3.5 million boxes compared with 3.3 million boxes for fiscal year 2006.

Sugarcane
Sugarcane generated losses of $0.4 million and $.8 million during the first quarter of fiscal years 2007 and 2006, respectively. Sugarcane revenues were $1.7 million and $1.4 million during the first quarter of fiscal years 2007 and 2006, respectively. A large sugar beet crop is expected to result in lower prices for finished sugar during fiscal year 2007 when compared with fiscal year 2006.
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
Cattle
Gross profits from the sale of cattle were $0.5 million and $0.5 million for the quarters ended November 30, 2006 and 2005, respectively. Cattle revenues were $4.1 million and $2.2 million over the same periods. The eye of Hurricane Wilma, a category 3 hurricane, passed over Alico’s cattle ranch on October 24, 2005, generally stressing the cattle herd. In its aftermath, many of the Company’s cattle pastures were underwater for an extended period. Due to the stress of the hurricane and a temporary reduction in nutrition, the number of calves born in fiscal 2006 was reduced approximately 5% from the previous year. Furthermore, early estimates are that the fiscal year 2007 calf crop may be reduced by up to 10% of the fiscal 2006 level. In an effort to improve conception and general nutrition, the Company is reducing its cattle herd.
Plant World
During the first quarter of fiscal year 2007, Plant World generated gross revenues of $0.6 million compared with $0.5 million of revenues during the first quarter of fiscal year 2006. Plant World’s operations generated a profit of $0.2 million in the first quarter of fiscal year 2007 compared with a loss of $0.4 million for the first quarter of fiscal year 2006. In the first quarter of fiscal year 2007, Plant World began expanding its product lines to include several ornamental varieties with higher profit margins per unit. As a result, Plant World’s results are expected to improve in fiscal year 2007 and beyond as it begins to fully scale up production of the new varieties.
Vegetables
Alico began farming sweet corn and green beans in the first quarter of fiscal year 2006. The Company planted 250 acres of corn and 250 acres of green beans in the fall of both 2005 and 2006. The first crops were totally devastated by hurricane Wilma in October 2005 and had to be replanted. During the first quarter of fiscal year 2007, the Vegetable division generated $0.4 million of revenue and posted a loss of $0.3 million. Poor prices for corn during the first quarter of fiscal year 2007 caused the Company to recognize a loss on its fall crop.

Sod
The Sod division generated revenues of $0.4 million during the first quarter of fiscal year 2007, yielding a gross profit of $0.2 million, compared with revenues of $0.6 million and gross profit of $0.1 million during the first quarter of fiscal year 2006. The Company is currently developing an additional 500 acres of cultivated sod which will become available for sale by the first quarter of fiscal year 2008.
Off Balance Sheet Arrangements
The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by forward sales contracts. The total purchase contracts under these agreements totaled $18.7 million at November 30, 2006. All of these purchases except for $2.4 million were covered by sales agreements at prices exceeding cost. Early in the harvest season, Bowen usually does not contract to sell 100% of the contracted purchase quantity because actual harvest may be less than the contracted purchase quantity. As the harvest season progresses, Bowen will adjust the sales commitment. Bowen currently believes that all committed purchases can be sold at a profit. All of these contracts will be fulfilled by the end of the fiscal year 2007.
Disclosure of Contractual Obligations
The contractual obligations of the Company at November 30, 2006 are set forth in the table below:

		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$69,410	$3,332	$2,614	$60,508	$2,956
Expected interest on debt	18,207	4,640	8,736	4,521	310
Commissions	2,833	803	1,334	696	—
Citrus purchase contracts	18,691	18,691	—	—	—
Retirement benefits	5,962	924	672	672	3,694
Deferred taxes	15,122	315	10,506	3,456	845
Other non-current liability (a)	20,685	—	20,685	—	—
Equipment additions	153	153	—	—	—
Real Estate contract obligations	553	553	—	—	—
Purchase obligations (donation)	795	795	—	—	—
Leases — operating	914	221	475	218	—

Total	$153,325	$30,427	$45,022	$70,071	$7,805

(a)	This obligation represents a contingency accrual related to income taxes. See note 8 to the condensed consolidated financial statements.

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
Based on fruit buyers’ and processors’ advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize a decrease in revenue from the prior year’s crop totaling $20 thousand for the three months ended November 30, 2006, and an increase in revenue of $418 thousand for the three months ended November 30, 2005.
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
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because Management believes it is probable that a challenge will be made and probable that the challenge may be successful as to some of the assertions, Management has provided for the contingency. The Company has accrued a liability of $20.7 million and $20.3 million as of November 30, 2006 and August 31, 2006, respectively, for the contingency.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2006 Annual Report on Form 10-K for the fiscal year ended August 31, 2006.There are no material changes since the Company’s disclosure of this item on its last annual report on Form 10-K.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. For the fiscal year ended August 31, 2005, the Company’s Chief Executive Officer and its Chief Executive Officer determined that that a material weakness existed by reason of inadequate staffing in the Company’s accounting department. The Company took various steps to correct this weakness during the 2006 fiscal year but based on their evaluation at the end of 2006, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2006 and November 30, 2006, the Company’s disclosure controls and procedures continued to be not effective.
Material Weakness Related to Tax Accounting
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that a material weakness continued to exist in the Company’s internal control over financial reporting as of August 31, 2006 as a result of a significant deficiency discovered in connection with the preparation of the year end financial statements. Although the amount of the adjustments made to the Company’s accounts would ordinarily have resulted in a significant deficiency the Company concluded that a material weakness continues to exist in the internal controls over financial reporting, because the remedial actions taken during fiscal 2006 were not effective at August 31, 2006 to prevent the significant deficiency, which in this context amounted to a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
Although the Company does not believe that the significant deficiency identified impacted any previously filed financial statements, the Chief Executive Officer and the Chief Financial Officer believe that the existence of the deficiency or deficiencies of the magnitude reported following the determination that a material weakness existed in the previous year means that the material weakness identified in 2005 is continuing and is an indication that there continues to be more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected in a future period.

In conducting Alico’s evaluation of the effectiveness of its internal control over financial reporting, Alico has excluded the acquisition of Bowen Brothers, which was completed by Alico during the second quarter of fiscal 2006. Bowen Brothers represented approximately 1% of Alico’s total assets as of August 31, 2006 and approximately 33%, of Alico’s total revenues for the year then ended. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.
Remediation of Prior Year’s Material Weakness
Subsequent to the year ended August 31, 2005, the Company added a qualified and experienced financial reporting manager in the Accounting Department to improve the depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with generally accepted accounting principles. In addition, management improved the documentation of and training on accounting policies and procedures to further improve internal controls over financial reporting. These changes however, were not sufficient to prevent the occurrence of the deficiency noted above and indicate that the material weakness is continuing. Subsequent to August 31, 2006, the Company has hired an additional experienced CPA and a staff accountant in response to its staffing problems. The Company is actively recruiting additional qualified and experienced staff in its ongoing commitment to correcting this material weakness.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:
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
As a result of the continuation of the material weakness described above, Management has concluded that as of November 30, 2006 and August 31, 2006, the Company did not maintain effective internal control over financial reporting.

FORM 10-Q
PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
This item is omitted as there are no items to report during this interim period.

ITEM 1A.	Risk Factors.
This item is omitted as there were no significant changes regarding risk factors from those disclosed in the Company’s annual report on Form 10-K.

ITEM 2.	Unregistered sales of Equity Securities
This item is omitted as there are no items to report during this interim period.

ITEM 3.	Defaults Upon Senior Securities.
This item is omitted as there are no items to report during this interim period.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
This item is omitted as there are no items to report during this interim period.

ITEM 5.	Other Information.
This item is omitted as there are no items to report during this interim period.

ITEM 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation, dated February 17, 1971, as amended (incorporated by reference to the Company’s Registration Statement on form S-1, File No. 2-43156).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).

Exhibit 10.1	Loan Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2005).

Exhibit 10.2	Amended and Restated Loan Agreement, dated May 26, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 1, 2006).

Exhibit 11	Computation of Earnings per share November 30, 2006.

Exhibit 31.1	Rule 13a-14(a) certification.

Exhibit 31.2	Rule 13a-14(a) certification.

Exhibit 32.1	Section 1350 certification.

Exhibit 32.2	Section 1350 certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALICO, INC.
(Registrant)
January 9, 2007
John R. Alexander
Chairman
Chief Executive Officer
(Signature)
January 9, 2007
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)
January 9, 2007
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation, dated February 17, 1971, as amended (incorporated by reference to the Company’s Registration Statement on form S-1, File No. 2-43156).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).

Exhibit 10.1	Loan Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2005).

Exhibit 10.2	Amended and Restated Loan Agreement, dated May 26, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 1, 2006).

Exhibit 11	Computation of Earnings per share November 30, 2006.

Exhibit 31.1	Rule 13a-14(a) certification.

Exhibit 31.2	Rule 13a-14(a) certification.

Exhibit 32.1	Section 1350 certification.

Exhibit 32.2	Section 1350 certification.