Form 10-Q
period 2007-02-28
ALICO INC
filed 2007-04-09
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2007
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
☐ Yes ☑ No
There were 7,373,543 shares of common stock, par value $1.00 per share, outstanding at April 2, 2007.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except per share data)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Operating revenue
Agricultural operations	$50,074	$20,852	$59,842	$26,836
Non-agricultural operations	666	632	1,289	1,285
Real estate operations	2,447	7	2,447	32

Total operating revenue	53,187	21,491	63,578	28,153

Operating expenses
Agricultural operations	37,604	18,239	46,485	24,036
Non-agricultural operations	161	—	227	—
Real estate operations	385	5	605	16
Net casualty (recovery) loss	—	(2,941)	—	2,766

Total operating expenses	38,150	15,303	47,317	26,818

Gross profit	15,037	6,188	16,261	1,335
Corporate general and administrative	3,186	2,623	6,577	4,447

Income (loss) from operations	11,851	3,565	9,684	(3,112)
Other income (expenses):
Profit on sales of bulk real estate:
Sales	1,728	—	1,728	5,555
Cost of sales	679	—	679	1,162

Profit on sales of bulk real estate, net	1,049	—	1,049	4,393
Interest & investment income	1,973	1,499	3,370	6,484
Interest expense	(1,302)	(793)	(2,485)	(1,784)
Other	73	49	172	138

Total other income, net	1,793	755	2,106	9,231

Income before income taxes	13,644	4,320	11,790	6,119
Provision for income taxes	5,940	1,653	5,057	2,299

Net income	$7,704	$2,667	$6,733	$3,820

Weighted-average number of shares outstanding	7,372	7,365	7,372	7,367

Weighted-average number of shares outstanding assuming dilution	7,388	7,375	7,390	7,377

Per share amounts:
Basic	$1.05	$0.36	$0.91	$0.52
Diluted	$1.04	$0.36	$0.91	$0.52
Dividends	$0.28	$0.25	$0.55	$0.50
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2007	August 31,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$35,620	$25,065
Marketable securities available for sale	41,794	50,100
Accounts receivable	22,616	8,679
Mortgages and notes receivable	714	47
Inventories	22,236	24,545
Other current assets	2,079	2,477

Total current assets	125,059	110,913
Mortgages and notes receivable, net of current portion	9,042	10,977
Investments and deposits	3,033	2,919
Cash surrender value of life insurance, designated	6,961	6,593
Property, buildings and equipment	181,137	179,689
Less: accumulated depreciation	(49,006)	(48,338)

Total assets	$276,226	$262,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2007	August 31,
	(unaudited)	2006
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,746	$1,966
Current portion of notes payable	1,340	3,315
Accrued expenses	2,527	3,720
Comissions payable	613	—
Dividend payable	2,027	2,027
Accrued ad valorem taxes	1,248	2,090
Deferred income taxes	1,131	282
Other current liabilities	4,010	4,678

Total current liabilities	17,642	18,078
Notes payable, net of current portion	69,672	60,687
Deferred income taxes, net of current portion	15,128	14,807
Deferred retirement benefits, net of current portion	4,874	4,952
Commissions and deposits payable	3,820	2,833
Other non-current liability	21,077	20,293

Total liabilities	132,213	121,650

Stockholders’ equity:
Common stock	7,376	7,376
Additional paid in capital	9,882	9,691
Treasury stock	(286)	(287)
Accumulated other comprehensive income (loss)	11	(29)
Retained earnings	127,030	124,352

Total stockholders’ equity	144,013	141,103

Total liabilities and stockholders’ equity	$276,226	$262,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	February 28,
	2007	2006
Cash flows from operating activities:
Net cash (used for) provided by operating activities	$(69)	$2,802

Cash flows from investing activities:
Purchases of property and equipment	(5,307)	(17,515)
Proceeds from sale of real estate	600	7,239
Proceeds from sales of property and equipment	1,408	2,562
Purchases of marketable securities	(23,372)	(81,473)
Proceeds from sales of marketable securities	31,059	94,138
Note receivable collections	3,856	113
Other	(105)	—

Net cash provided by investing activities	8,139	5,064

Cash flows from financing activities:
Repayment of bank loan	(7,087)	(41,789)
Proceeds from bank loan	14,097	48,245
Proceeds used for stock transactions	(468)	(224)
Dividends paid	(4,057)	(3,688)

Net cash provided by financing activities	2,485	2,544

Net increase in cash and cash equivalents	$10,555	$10,410
Cash and cash equivalents:
At beginning of period	$25,065	$13,384

At end of period	$35,620	$23,794

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$2,347	$1,547

Cash paid for income taxes	$2,225	$918

Net cash investing activities:
Issuance of mortgage notes	$13,341	$29

Fair value adjustments to securities available for sale net of tax effects	$40	$(2,268)

Reclassification of breeding herd to property and equipment	$566	$516

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1. Basis of financial statement presentation:
The accompanying condensed consolidated financial statements (“Financial Statements”) include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Saddlebag Lake Resorts, Inc. (“Saddlebag”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the “Company”) after elimination of all significant intercompany balances and transactions.
The following Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading.
The accompanying Financial Statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended August 31, 2006. In the opinion of Management, the accompanying Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at February 28, 2007 and the consolidated results of operations for the three and six month periods ended February 28, 2007 and 2006, and the consolidated cash flows for the six month periods ended February 28, 2007 and 2006.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling $424 thousand for the quarter ended February 28, 2007, ($20 thousand) for the quarter ended November 30, 2006 and $257 thousand for the quarter ended February 28, 2006 and $418 thousand for the quarter ended November 30, 2005.
The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2006 have been reclassified to conform to the 2007 presentation.
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

In May 2006, the Company purchased a 523 acre riverfront mine site for rock and fill for $10.6 million cash. The Company has allocated approximately 54% of the purchase price to the rock and sand reserves with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves will be depleted and charged to cost of goods sold proportionately as the property is mined. Depletion expense recognized during the three and six months ended February 28, 2007 was $34 and $56, respectively; $0 expense was recognized in 2006 for the same periods.
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured three contracts in connection with the sale of property in Lee County, Florida. The original contracts were entered into in 2001 and 2003, respectively, for approximately 5,609 acres. The Company received $7.5 million upon execution of the restructured agreements.
Under the terms of the first renegotiated contract, $3.8 million of the closing proceeds were subtracted from the existing mortgage receivable principal of $56.6 million and accrued interest of $1.7 million was added back to the mortgage receivable as additional principal. Four variable annual principal plus interest payments of the remaining $54.5 million mortgage will commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually up to 4.0% annually.
The second contract, for a gross sales price of $63.5 million, was renegotiated as a series of four annual options with up to four annual extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price. The Company received a non refundable option payment of $3.1 million at closing. From the option proceeds, $1.9 million was recognized as operating income during the second quarter of fiscal year 2007 which was the amount which exceeded the basis of the property. The remaining $1.2 million of the option payment was recorded as a deposit.
A third contract, for a gross sales price of $12.0 million, was renegotiated as a sales contract with a purchase money mortgage. The mortgage consists of four annual payments of principal and interest. The annual interest rate under the note is 6%. In order to obtain an extension on the option contract, the sales contract must also be extended. There are up to four annual extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price. The proportionate gain on the down payment of $600 thousand under this contract was recognized under the installment method as operating income during the second quarter of fiscal year 2007.
In order to reflect the prevailing market rate of interest based on the Company’s incremental borrowing rate of 6.625%, the notes associated with the First and Third contracts were discounted by $1.9 million which was recognized in the second quarter of fiscal year 2007 as a reduction of real estate sales proceeds.
During the fourth quarter of fiscal year 2006, the Company hired an experienced real estate professional as its Senior Vice-President of Real Estate to manage its real estate assets. The renegotiations of the above contracts were conducted under the supervision of the Senior Vice-President of Real Estate. The renegotiation of the first contract was not deemed a substantial contract revision under GAAP guidelines. As such, proceeds recognized under the First contract were treated consistently with its initial classification that is, it was not considered an operating activity and was recorded as a non-operating item. Due to the substantial changes to the original contracts in addition to the time and effort on the part of the Company’s Real Estate department, the revenue and expenses involved in the negotiations of the Second and Third contracts were treated as operating items for the periods ended February 28, 2007.

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
The cost and estimated fair value of marketable securities available for sale at February 28, 2007 and August 31, 2006 were as follows:

	February 28, 2007				August 31, 2006
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Debt securities
Municipal bonds	$22,629	$4	$(3)	$22,630	$21,169	$19	$(2)	$21,186
Mutual funds	—	—	—	—	370	—	(6)	364
Fixed maturity funds	13,441	50	(2)	13,489	19,686	44	(18)	19,712
Corporate bonds	5,702	—	(27)	5,675	8,920	—	(82)	8,838

Marketable securities available for sale	$41,772	$54	$(32)	$41,794	$50,145	$63	$(108)	$50,100

The aggregate fair value of investments in debt instruments as of February 28, 2007 by contractual maturity date, consisted of the following:

Aggregate
Fair Value
Due within 1 year	$20,446
Due between 1 and 2 years	9,060
Due between 2 and 3 years	149
Due between 3 and 4 years	—
Due between 4 and 5 years	518
Due beyond five years	11,621

Total	$41,794

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 28, 2007.
February 28, 2007

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	$2,715	$2	$—	$—	$2,715	$2
Corporate bonds	—	—	5,675	27	5,675	27
Municipal Bonds	5,652	3	—	—	5,652	3

Total	$8,367	$5	$5,675	$27	$14,042	$32

Net realized (loss) gain on the sale of securities for the six months ended February 28, 2007 and 2006 were ($40 thousand) and $3.3 million, respectively.
Debt instruments and funds. The unrealized losses on fixed maturity funds, corporate bonds and municipal bonds were primarily due to changes in interest rates. At February 28, 2007 the Company held loss positions in 45 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of February 28, 2007.
4. Mortgages and notes receivable:
The balances of the Company’s Mortgages and notes receivable were as follows:

	February 28,
	2007	August 31,
	(unaudited)	2006
Mortgage notes receivable on retail land sales	$346	$427
Mortgage notes receivable on bulk land sales	66,176	56,610

Total mortgage and notes receivable	66,522	57,037
Less: Deferred revenue	(53,568)	(43,230)
Discount on notes to impute market interest	(3,198)	(2,783)
Current portion	(714)	(47)

Non-current portion	$9,042	$10,977

Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20% or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.
Profits from commercial real estate sales are discounted to reflect the market rate of interest where the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured a contract in connection with the sale of property in Lee County, Florida. The original contract was entered into in 2001. The Company received $3.8 million upon execution of the restructured agreement.
Under the terms of the renegotiated contract, $3.8 million of the closing proceeds were subtracted from the existing mortgage receivable principal of $56.6 million and accrued interest of $1.7 million was added back to the mortgage receivable as additional principal. Four annual principal plus interest payments of the remaining $54.5 million mortgage will commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually up to 4.0% annually. The note was further discounted by $1.9 million to reflect the market rate of interest based on the Company’s incremental borrowing rate of 6.625% annually and was recognized as a reduction of the sales proceeds during the second quarter of fiscal year 2007.

5. Inventories:
A summary of the Company’s inventories is shown below:

	February 28,
	2007	August 31,
	(unaudited)	2006
Unharvested fruit crop on trees	$10,712	$10,709
Unharvested sugarcane	2,333	5,168
Beef cattle	6,917	7,063
Unharvested sod	1,178	588
Plants and vegetables	1,096	1,017

Total inventories	$22,236	$24,545

The Company’s unharvested sugarcane and cattle are partially uninsured.
Hurricane Wilma, a category three hurricane, swept through southwest Florida in October 2005. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company recognized casualty (recoveries) losses resulting from damages to inventory from the hurricane as follows: (see also note 15)

	Three Months ended		Six Months ended
	February 28,		February 28,
	2007	2006	2007	2006
Unharvested citrus	$—	$141	$—	$3,589
Unharvested sugarcane	—	(2,697)	—	313
Unharvested vegetables	—	—	—	147

Total inventory (recoveries) losses	$—	$(2,556)	$—	$4,049

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company determined that certain of its inventories at February 28, 2007 had accumulated costs in excess of the estimated net realizable value. As a result, the Company recorded losses of $338 thousand and $216 thousand for its sugarcane and vegetables, respectively, during the first quarter of fiscal year 2007 and $383 thousand, $338 thousand and $216 thousand for its beef inventory, sugarcane and vegetables, respectively, during the six months ended February 28, 2007. The Company recorded losses of $834 thousand and $346 thousand for its sugarcane and plants, respectively, during the first quarter of fiscal 2006 and $517 thousand and $463 thousand, respectively, during the six months ended February 28, 2006. The adjustments were included in cost of sales for the appropriate quarter during fiscal year 2007 and 2006.

6. Income taxes:
The provision for income taxes for the three and six months ended February 28, 2007 and 2006 is summarized as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Current:
Federal income tax	$3,357	$391	$2,589	$888
State income tax	574	41	443	94

	3,931	432	3,032	982

Deferred:
Federal income tax	1,863	1,103	1,829	1,190
State income tax	146	118	196	127

	2,009	1,221	2,025	1,317

Total provision for income taxes	$5,940	$1,653	$5,057	$2,299

The Internal Revenue Service (IRS) has audited the Company’s tax returns for the tax years 2000 through 2004 and issued a thirty day letter dated August 14, 2006 pertaining to those audits.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes, but the Company estimates the interest on the IRS proposals to range from $9.8 million to $30.3 million at February 28, 2007.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because since a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has accrued a contingent liability related to the issues surrounding the IRS audits. For further information concerning the audits and the contingency accrued, please see footnote 8 to the condensed consolidated financial statements.
Since January 1, 2004 Agri has been filing as a taxable entity. This change in tax status is a direct result of changes in the Internal Revenue Code, increasing premium and other annual income levels. Due to these changes, Agri no longer qualifies as a tax-exempt entity.

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
Under the Credit Facility, revolving borrowings require quarterly interest payments at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. The Amended Credit Facility is partially collateralized by mortgages on two parcels of agricultural property located in Hendry County, Florida consisting of 7,672 acres and 33,700 acres.
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
The Company’s Chief Executive Officer, John R. Alexander is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company. The credit line was negotiated with the lender in good faith at current market terms.

The following tables reflect outstanding debts under the Company’s various loan agreements at February 28, 2007 and August 31, 2006:
February 28, 2007

		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$61,875	$113,125	Libor +1.25%	Real estate
c) Mortgage note payable	8,972	—	6.68%	Real estate
d) Mortgage note payable	100	—	7.00%	Real estate
e) Vehicle financing	65	—	0.00%	2 Vehicles

Total	$71,012	$113,125

August 31, 2006

		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$52,296	122,704	Libor +1%	Real estate
b) Term loan	2,000	—	5.80%	Unsecured
c) Mortgage note payable	9,606	—	6.68%	Real estate
d) Mortgage note payable	100	—	7.00%	Real estate

Total	$64,002	$122,704

a)	Terms described above.

b)	5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly. The note was paid in full during the second quarter of fiscal year 2007.

c)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

d)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

e)	3-year term loan. Monthly principal payment of $2 thousand.

f)	The LIBOR rate was 5.38% at February 28, 2007 and 5.33% at August 31, 2006.
Maturities of the Company’s debt at February 28, 2007 were as follows:

Due within 1 year	$1,340
Due between 1 and 2 years	1,343
Due between 2 and 3 years	1,282
Due between 3 and 4 years	63,141
Due between 4 and 5 years	1,267
Due beyond five years	2,639

Total	$71,012

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$1,302	$793	$2,485	$1,784
Interest capitalized	15	31	25	48

Total interest cost	$1,317	$824	$2,510	$1,832

8. Other non-current liability:
Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) (“Agri”) in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverage for the increasing number and potential severity of agricultural events. Such events include citrus canker, crop diseases, and weather. Alico’s goal included not only pre-funding its potential exposures related to the aforementioned events, but also to attempt to attract new underwriting capital if it is successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.
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
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006. The Company was notified in an IRS letter dated February 27, 2007 that the case has been transferred to IRS appeals. A preliminary meeting date of May 9-10, 2007 has been scheduled for IRS Appeals to review the facts with IRS Exam and Alico’s tax counsel and advisors.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes , but the Company estimates the interest on the IRS proposals to range from $9.8 million to $30.3 million at February 28, 2007.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has provided for the contingency. The Company has accrued a liability of $21.1 million and $20.3 million as of February 28, 2007 and August 31, 2006, respectively, for the contingency.

9. Dividends:
At its meeting on January 19, 2007 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of March 30, 2007 with payment expected on or around April 16, 2007. At its meeting on March 30, 2007 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of June 29, 2007 with payment expected on or around July 16, 2007.
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
Although the Company’s Real Estate, Plant World, Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments has been included in the schedules below. For a description of the business activities of the Plant World, Vegetables and Sod segments please refer to Item 1 of the Company’s annual report on Form 10-K for the year ended August 31, 2006.
The accounting policies of all of the segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K for the year ended August 31, 2006. The Company evaluates performance based on profit or loss from operations before indirect corporate overhead allocations and income taxes not including nonrecurring gains and losses.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at the then current market prices.
The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different knowledge, skills and marketing strategies.

Information concerning the various segments of the Company is summarized below:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues (from external customers except as noted)
Bowen	$19,943	$5,722	$20,747	$5,722
Intersegment fruit sales through Bowen	2,173	—	2,224	—
Citrus groves	20,265	7,044	21,902	8,252
Sugarcane	5,478	4,992	7,174	6,420
Cattle	909	426	4,983	2,650
Real Estate	2,447	7	2,447	32
Alico Plant World	1,006	1,557	1,594	2,078
Vegetables	1,844	958	2,255	958
Sod	531	152	930	710

Revenue from segments	54,596	20,858	64,256	26,822
Other operations	764	633	1,546	1,331
Less: intersegment revenues eliminated	(2,173)	—	(2,224)	—

Total operating revenue	$53,187	$21,491	$63,578	$28,153

Operating expenses
Bowen	$18,695	$5,720	$19,744	$5,720
Intersegment fruit sold through Bowen	2,173	—	2,224	—
Citrus groves	10,772	5,241	11,470	5,829
Sugarcane	4,921	4,763	7,061	6,937
Cattle	850	318	4,446	2,029
Real Estate	385	5	605	16
Alico Plant World	967	1,479	1,402	2,354
Vegetables	1,153	643	1,874	643
Sod	246	75	488	524

Segment operating expenses	40,162	18,244	49,314	24,052
Other operations	161	—	227	—
Less: intersegment expenses eliminated	(2,173)	—	(2,224)	—
Net casualty (gain) loss	—	(2,941)	—	2,766

Total operating expenses	$38,150	$15,303	$47,317	$26,818

Gross profit (loss):
Bowen Brothers Fruit	1,248	2	1,003	2
Citrus groves	9,493	1,803	10,432	2,423
Sugarcane	557	229	113	(517)
Cattle	59	108	537	621
Real Estate	2,062	2	1,842	16
Alico Plant World	39	78	192	(276)
Vegetables	691	315	381	315
Sod	285	77	442	186

Gross profit from segments	14,434	2,614	14,942	2,770
Other	603	3,574	1,319	(1,435)

Gross profit	$15,037	$6,188	$16,261	$1,335

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Depreciation, depletion and amortization:
Bowen Brothers Fruit	$103	$298	$153	$298
Citrus Groves	601	647	1,210	1,274
Sugarcane	475	403	1,014	876
Cattle	480	411	970	824
Alico Plant World	162	133	325	269
Vegetables	15	12	27	12
Sod	50	48	96	72

Total segment depreciation and amortization	1,886	1,952	3,795	3,625
Other depreciation, depletion and amortization	256	254	450	286

Total depreciation, depletion and amortization	$2,142	$2,206	$4,245	$3,911

	February 28,	August 31,
	2007	2006
Total Assets:	(unaudited)
Bowen Brothers Fruit	$6,957	$3,096
Citrus groves	59,145	59,464
Sugarcane	44,266	47,894
Cattle	22,977	23,919
Alico Plant World	7,053	6,515
Vegetables	3,016	1,981
Sod	4,662	4,191

Segment assets	148,076	147,060
Other Corporate assets	128,150	115,693

Total assets	$276,226	$262,753

11. Stock Compensation Plans:
On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (“the Plan”) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price. No stock options were granted during fiscal year 2006 or the six months ended February 28, 2007.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
A summary of option activity under the Plan is as follows:

			Weighted average
	Shares Under	Weighted average	remaining contractual
	Option	exercise price	life (in years)
Options outstanding, August 31,2005	16,371	$18.05	8

Granted	—
Exercised	7,213	18.55

Options outstanding, August 31,2006	9,158	$17.66	7

Granted	—
Exercised	1,000	—

Options outstanding, February 28, 2007	8,158	$17.90	7

At February 28, 2007 and August 31, 2006, there were 8,158 and 9,158 options, respectively, fully vested and exercisable and 292,844 shares available for grant. The 8,158 options outstanding as of February 28, 2007 and the 9,158 options outstanding as of August 31, 2006 had a fair value of $388 thousand and $382 thousand, respectively. There was no unrecognized compensation expense related to outstanding stock option grants at February 28, 2007 or August 31, 2006. During fiscal year 2007, 1,000 options were exercised having a total fair value of $49 thousand. In fiscal year 2006, 7,213 options were exercised having a total fair value of $259 thousand.

In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The vesting of each installment is subject to continued employment with the Company. At February 28, 2007 and August 31, 2006, there were 4,000 restricted shares vested in accordance with these grants.
The table below summarizes the Company’s restricted share awards granted to date:

			Compensation	Weighted
			Expense	Average
			Recognized for the	Grant date
		Fair Market Value	six months ended	Fair value
Grant Date	Shares Granted	on Date of Grant	February 28, 2007	Per share
April 2006	20,000	$908	$86
July 2006	13,000	694	66
October 2006	20,000	1,239	258

Total	53,000	$2,841	$410	$53.63

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. The shares granted in July 2006 vest 25% in July 2010 and 25% annually thereafter until fully vested. The shares granted and valued in October 2006 vested 20% effective August 31, 2006 and 20% annually thereafter until fully vested. The Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards was $2.6 million at February 28, 2007 and $2.9 million at August 31, 2006, respectively and will be recognized over a weighted average period of 6 years.
12. Other Comprehensive Income:
Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows:

	For the three months ended		For the six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Accumulated Other Comprehensive Income (loss) at beginning of period	$11	$(214)	$(29)	$2,195
Change resulting from market fluctuations, net of tax, and realized gains and losses	—	141	40	(2,268)

Accumulated Other Comprehensive Income	$11	$(73)	$11	$(73)

13. New Accounting Pronouncements:
In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

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
14. Treasury Stock
During January 2007, Alico announced that its Board of Directors has authorized the repurchase of up to 100,000 Shares of the Company’s common stock through August 31, 2010, in addition to previously announced repurchases, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Senior Managers to align their interests with those of the Company’s shareholders.
The stock repurchases will be made on a quarterly basis between January 2007 and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s Shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the Shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. In accordance with the approved plans, the Company may purchase an additional 105,073 shares. The Company purchased 9,927 shares in the open market at an average price of $48.76 per share during the second quarter of fiscal year 2007.
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans for the quarter ended February 28, 2007:

			Total Shares
			Purchased as Part of	Total Dollar value of
	Total Number of	Average price	Publicly Announced	shares purchased
Date	Shares Purchased	paid per share	Plans or Programs(1)	(thousands)
1/16/2007	2,106	$47.93	2,106	$101
1/17/2007	5,628	$48.30	5,628	$272
1/19/2007	2,193	$50.54	2,193	$111

	9,927	$48.76	9,927	484

15. Casualty Losses:
Hurricane Wilma caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties during the first quarter of fiscal year 2006. Also, citrus canker was confirmed in several groves in 2005 and 2006. Citrus canker is a highly contagious bacterial disease of citrus that causes premature leaf and fruit drop. Citrus canker causes no threat to humans, animals or plant life other than citrus. Prior to January 10, 2006, Florida law required infected and exposed trees within 1,900 feet of the canker find to be removed and destroyed. This law was repealed as of January 10, 2006. The Company’s current policy is to remove only trees infected by citrus canker and trees immediately surrounding the infected trees. The Company charges the cost of removal of such trees to citrus cost of sales. When such removals exceed 5% of the total trees in each grove for any given year, the remaining basis of the trees removed is recognized in citrus cost of sales.
The Company recognized (recoveries) losses resulting from the hurricanes and canker as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Inventoried costs	—	$(2,556)	—	$4,049
Basis of property and equipment	—	(1,094)	—	$875
Insurance proceeds received	—	—	—	$(2,158)
Insurance proceeds receivable	—	709	—	—

Net casualty (recovery) loss	$—	$(2,941)	$—	$2,766

Crop damages estimated during the three months ended November 30, 2005 as a result of hurricane Wilma were replaced by actual results as harvests were completed. The Company originally estimated damages to its sugarcane crop at 50% due to water and wind damage. As actual harvests have been completed, the damage was discovered to total 14% of the original crop estimate and $2.6 million of the casualty loss was recovered and recognized for the three months ended February 28, 2006.

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
LIQUIDITY AND CAPITAL RESOURCES:
Liquidity and Capital Resources
Working capital increased to $107.4 million at February 28, 2007 from $92.8 million at August 31, 2006. As of February 28, 2007, the Company had cash and cash equivalents of $35.6 million compared to $25.1 million at August 31, 2006. Marketable securities decreased to $41.8 million from $50.1 million during the same period. The ratio of current assets to current liabilities increased to 7.09 to 1 at February 28, 2007 from 6.14 to 1 at August 31, 2006. Total assets increased by $13.4 million to $276.2 million at February 28, 2007, compared to $262.8 million at August 31, 2006.
Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments to provide for revolving credit of up to $175.0 million. Of the $175.0 million credit commitment, $113.1 million was available for the Company’s general use at February 28, 2007 (see Note 7 to condensed consolidated financial statements).
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
Cash outlays for land, equipment, buildings, and other improvements totaled $5.3 million during the six months ended February 28, 2007, compared with $17.5 million during the six months ended February 28, 2006. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. In February 2006, the Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million.
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured three contracts in connection with the sale of property in Lee County, Florida. The original contracts were entered into in 2001 and 2003, respectively, for approximately 5,609 acres. The Company received $7.5 million upon execution of the restructured agreements.
Under the terms of the first renegotiated contract, $3.8 million of the closing proceeds were subtracted from the existing mortgage receivable principal of $56.6 million and accrued interest of $1.7 million was added back to the mortgage receivable as additional principal. Four annual principal plus interest payments of the remaining $54.5 million mortgage will commence with a scheduled payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually to 4.0% annually.
The second contract, for a gross sales price of $63.5 million, was renegotiated to a series of four annual options with up to four annual extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
A third contract, for a gross sales price of $12.0 million, was renegotiated as a sales contract with a purchase money mortgage. The mortgage provides for interest payments only for a period of four years followed by four equal annual payments of principal together with accrued interest thereon. The annual interest rate under the note is 6%. In order to obtain an extension on the second contract, the third contract must also be extended. There are up to four annual extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
During January 2007, Alico announced that its Board of Directors has authorized the repurchase of up to 100,000 Shares of the Company’s common stock through August 31, 2010, in addition to its previously announced repurchase of 31,000 shares, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Senior Managers to align their interests with those of the Company’s shareholders.
The stock repurchases will be made on a quarterly basis between January 2007 and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s Shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the Shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. In accordance with the approved plans, the Company may purchase an additional 105,073 shares. The Company purchased 9,927 shares in the open market at an average price of $48.76 per share during the second quarter of fiscal year 2007.

In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million. The Company retained operating rights to the grove until residential development begins.
The Company paid regular quarterly dividends of $0.275 per share on October 15, 2006 and January 15, 2007. At its January Board meeting, the Board declared a quarterly dividend of $0.275 per share payable to shareholders of record as of March 30, 2007 with payment expected on or about April 16, 2007. At its Board meeting on March 30, 2007, the Board declared a quarterly dividend of $0.275 per share payable to shareholders of record as of June 29, 2007 with payment expected on or about July 16, 2007.
As discussed in note 8 to the condensed consolidated financial statements, the Internal Revenue Service is examining the Company’s tax returns for the years ended August 31, 2004, 2003, 2002, 2001 and 2000, and Agri tax returns for calendar years 2003, 2002, 2001 and 2000. The examinations began in October 2003. Any assessments resulting from the examinations will be currently due and payable.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006. The Company was notified in an IRS letter dated February 27, 2007 that the case has been transferred to IRS appeals. A preliminary meeting date of May 9-10, 2007 has been scheduled for IRS Appeals to review the facts with IRS Exam and Alico’s tax counsel and advisors.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes, but the Company estimates the interest on the IRS proposals to range from $9.8 million to $30.3 million at February 28, 2007.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has provided for the contingency. The Company has accrued a liability of $21.1 million and $20.3 million as of February 28, 2007 and August 31, 2006, respectively, for the contingency. Should the IRS prevail in its primary position, the effect would be to significantly reduce the liquidity of the Company, and could cause the Company to default on several of its loan covenants.

Results of Operations

	Three months ended February 28,		Six months ended February 28,
Summary of results (in thousands):	2007	2006	2007	2006
Operating revenue	$53,187	$21,491	$63,578	$28,153
Gross profit	15,037	6,188	16,261	1,335
General & administrative expenses	3,186	2,623	6,577	4,447
Income (loss) from operations	11,851	3,565	9,684	(3,112)
Profit on sale of bulk real estate	1,049	—	1,049	4,393
Interest and investment income	1,973	1,499	3,370	6,484
Interest expense	(1,302)	(793)	(2,485)	(1,784)
Other income (expense)	73	49	172	138
Provision for income taxes	$5,940	$1,653	$5,057	$2,299
Effective income tax rate	43.5%	38.3%	42.9%	37.6%
Net income	$7,704	$2,667	$6,733	$3,820
Overall, income from operations improved in the second quarter of fiscal year 2007 compared with the second quarter of fiscal year 2006. Likewise, income from operations improved for the first six months of fiscal year 2007 when compared with the first six months of fiscal year 2006. These improvements were a result of improved results from agricultural operations for the respective periods. Overall, net income increased both for the second quarter of fiscal year 2007 and for the six months ended February 28, 2007 when compared with the respective periods in the prior fiscal year, primarily due to the aforementioned increase in earnings from operations. Operations by segment are discussed separately below.
General and Administrative
General and administrative expenses increased by $0.6 and $2.1 million during the quarter and six months ended February 28, 2007 respectively, when compared with the same periods in the prior fiscal year. The increase was primarily due to salary related expenses which represented approximately $1.7 million of the six month increase in general and administrative expenses. Subsequent to the second quarter of fiscal 2006, the Company has added several key personnel, including a Chief Operating Officer, a Senior Vice President of Real Estate, a Senior Vice President of Human Resources, and several accounting personnel.
Profit from the Sale of Real Estate
The Company restructured several contracts for the sale of real estate during the second quarter of fiscal year 2007. In connection with the restructuring, the Company recognized gains of $1.0 million of installment proceeds on one of the prior sales that was recorded as non-operating income. Additionally, the Company recorded income in connection with a restructuring of a second contract of $1.9 million that was classified as operating revenue in the second quarter of fiscal year 2007. A third restructuring resulted in an installment gain of approximately $0.4 million that was recognized as operating revenue in the second quarter of fiscal 2007. Also in connection with the restructuring of the contracts, the Company discounted an existing note receivable by an additional $1.9 million and recognized the cost of the restructuring in the second quarter of fiscal year 2007. For further details regarding the restructuring of the contracts, see note 2 to the condensed consolidated financial statements and the discussion under liquidity and capital resources.
In the first quarter of fiscal year 2006, the Company sold a 280 acre citrus grove located near LaBelle, Florida in Hendry County for $5.6 million cash for a net gain of $4.4 million. The Company has retained operating rights to the grove until residential development begins.

Provision for Income taxes
The effective tax rate was 43.5% and 42.9% for the quarter and six months ended February 28, 2007, respectively compared with 38.3% and 37.6% for the second quarter and six months ended February 28, 2006, respectively. The rate for fiscal year 2007 was impacted by adjustments to the accrued tax contingency previously accrued (see Notes 6 and 8 to the condensed consolidated financial statements).
Interest and Investment Income
Interest and investment income is generated principally from investments in corporate and municipal bonds, mutual funds, U.S. Treasury securities, and mortgages held on real estate sold on the installment basis.
Interest and investment income was $2.0 million and $3.4 million for the three and six month periods ended February 28, 2007, respectively compared with $1.5 million and $6.5 million for the three and six month periods ended February 28, 2006. In accordance with guidelines established by the Company’s Board of Directors, the Company restructured its investment portfolio during the first quarter of fiscal year 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. These sales resulted in net realized gains of $3.3 million in the first quarter of fiscal year 2006.
Interest Expense
Interest expense increased for the three and six months ended February 28, 2007 when compared with the three and six month periods ended February 28, 2006 due to higher interest rates and debt levels. The majority of the Company’s borrowings are based on the London interbank offered rate (LIBOR). The LIBOR increased by approximately .75% from February 28, 2006 to February 28, 2007 to 5.38%.
Operating Revenues

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Revenues
Agriculture:
Bowen Brothers Fruit	$19,943	$5,722	$20,747	$5,722
Citrus groves	20,265	7,044	21,902	8,252
Sugarcane	5,478	4,992	7,174	6,420
Cattle	909	426	4,983	2,650
Alico Plant World	1,006	1,557	1,594	2,078
Vegetables	1,844	958	2,255	958
Sod	531	152	930	710
Native trees and shrubs	98	1	257	46

Agriculture operations revenue	50,074	20,852	59,842	26,836
Real estate operations	2,447	7	2,447	32
Land leasing and rentals	333	376	576	793
Mining royalties	333	256	713	492

Total operating revenue	$53,187	$21,491	$63,578	$28,153

Operating revenues increased by 147% and 126% to $53.2 million and $63.6 million for the three and six months ended February 28, 2007, respectively when compared with operating revenues of $21.5 million and $28.2 million for the three and six months ended February 28, 2006. The increase was primarily due to revenues generated by the Company’s Bowen subsidiary, which was purchased during the second quarter of fiscal 2006. Revenues also increased for citrus, cattle and real estate operations.

Gross Profit

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$1,248	$2	$1,003	$2
Citrus groves	9,493	1,803	10,432	2,423
Sugarcane	557	229	113	(517)
Cattle	59	108	537	621
Alico Plant World	39	78	192	(276)
Vegetables	691	315	381	315
Sod	285	77	442	186
Native trees and shrubs	98	1	257	46

Gross profit from agricultural operations	12,470	2,613	13,357	2,800
Real estate operations	2,062	2	1,842	16
Land leasing and rentals	175	376	418	793
Mining royalties	330	256	644	492
Net casualty (gain) loss	—	2,941	—	(2,766)

Gross profit	15,037	6,188	16,261	1,335
Profits from the sale of bulk real estate	1,049	—	1,049	4,393
Net interest and investment income	671	706	885	4,700
Corporate general and administrative and other	(3,113)	(2,574)	(6,405)	(4,309)

Income before income taxes	$13,644	$4,320	$11,790	$6,119

Gross profit increased to $15.0 million and $16.3 million, respectively for the second quarter and six months ended February 28, 2007, respectively compared with $6.2 million and $1.3 million for the three and six months ended February 2006, respectively. The increase was due primarily to increased profitability from agricultural operations.
Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season. A discussion of agricultural operations follows:
Bowen
Bowen’s operations generated revenues totaling $19.9 and $20.7 million for the three and six months ended February 28, 2007. Gross profit for the three and six months ended February 28, 2007 was $1.2 million and $1.0 million, respectively. Additionally, by utilizing Bowen to harvest the Company’s fruit during fiscal year 2007, the Company was able to reduce its citrus harvesting costs from the rates it paid in prior years. The profit margin on intercompany harvesting was eliminated from Bowen’s results, and the cost savings has been reflected in the Company’s Citrus Grove segment.
The Company purchased the assets of Bowen Brothers in February 2006. Operating results for Bowen for the three and six months ended February 28, 2006 encompassed a period of approximately two weeks and therefore, are not meaningfully comparable to the three and six month periods ended February 28, 2007.

Citrus Groves
Citrus revenues were $20.3 million and $21.9 million for the three and six months ended February 28, 2007, respectively, and $7.0 million and $8.3 million for the three and six months ended February 28, 2006. The Citrus Division recorded profits of $9.5 million and $10.4 million for the quarter and six months ended February 28, 2007, respectively, compared with $1.8 and $2.4 million for the quarter and six months ended February 28, 2006. Hurricanes, citrus canker finds and increased real estate development in the central and southern citrus producing areas of Florida during the past several years have combined to reduce the supply of citrus, resulting in price increases for citrus products across the industry. The price increases are the reason for the increases in citrus revenues and gross profit when compared with the prior year. During the first six months of fiscal year 2007, the Company has averaged $12.25 per box for its citrus products as compared with $6.80 per box for the same period in fiscal year 2006, resulting in increased profits in the current year.
Sugarcane
Sugarcane revenues were $5.5 million and $7.2 million for the quarter and six months ended February 28, 2007, respectively, compared with revenues of $5.0 million and $6.4 million for the comparable periods in the prior year. The timing of the sugarcane harvest, impacted by a hurricane in the prior year, is the cause for the current year increase in revenue. Sugarcane generated profits of $0.6 million and $0.1 million for the quarter and six months ended February 28, 2007, respectively, compared with $0.2 million and ($0.5 million) for the quarter and six months ended February 28, 2006.
Cattle
Cattle revenues were $0.9 million and $5.0 million for the quarter and six months ended February 28, 2007, respectively, compared with $0.4 million and $2.7 million for the quarter and six months ended February 28, 2006. Cattle profits were $0.1 million and $0.5 million for the three and six months ended February 28, 2007, respectively, compared with $0.1 million and $0.6 million for the three and six months ended February 28, 2006.
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
In an effort to improve conception and general nutrition, the Company is reducing its cattle herd. Reducing the herd size involves selling less productive breeding cattle. The increased sales of such animals have increased cattle revenue for the quarter and six months ended February 28, 2007 when compared with the similar periods in the prior year, however, these sales generally result in lower profit margins than the sale of calves or feeder cattle. As the herd size is reduced, cost savings are expected. However, during the current fiscal year, due to the projected decline in births, the cost per calf is projected to increase and as a result, the Company recorded a $0.4 million net realizable value inventory adjustment during the quarter ended February 28, 2007.
Plant World
During the first six months of fiscal year 2007, Plant World generated gross revenues of $1.6 million compared with $2.1 million during the first six months of fiscal year 2006. Plant World’s operations generated a profit of $0.2 million during the first six months of fiscal year 2007 compared with a loss of $0.3 million for the first six months of fiscal year 2006. In the first six months of fiscal year 2007, Plant World began expanding its product lines to include several ornamental varieties with higher profit margins per unit. As a result, Plant World’s results are expected to continue to improve in fiscal year 2007 and beyond as it begins to fully scale up production of the new varieties.

Vegetables
Revenues from the sale of vegetables were $1.8 million and $2.3 million for the quarter and six months ended February 28, 2007, respectively, compared with $1.0 million and $1.0 million for the quarter and six months ended February 28, 2006. The Vegetable division recorded profits of $0.7 million and $0.4 million, respectively, for the three and six months ended February 28, 2007, compared with $0.3 million and $0.3 million for the quarter and six months ended February 28, 2006. Alico began farming sweet corn and green beans in the second quarter of fiscal year 2006. The Company planted 250 acres of corn and 250 acres of green beans in the fall of 2005. The first crops were totally devastated by hurricane Wilma in October 2005 and had to be replanted. During fiscal year 2007, the Company has planted approximately 800 acres of corn and 800 acres of beans of which 500 acres of each were harvested as of February 28, 2007.
During the second quarter of fiscal 2007, the Company formed a new company, Alico/J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on 140 acres of land owned by Alico, Inc. Harvesting of the crops planted by the joint venture had not begun at February 28, 2007.
Sod
Revenues from the sale of sod were $0.5 million and $0.9 million for the three and six month periods ended February 28, 2007, respectively, compared with $0.2 million and $0.7 million for the three and six month periods ended February 28, 2006. The Sod division generated profits of $0.3 million and $0.4 million, respectively, for the three and six months ended February 28, 2007, compared with $0.1 million and $0.2 million for the quarter and six months ended February 28, 2006. The Company is currently developing an additional 500 acres of cultivated sod which will become available for sale by the second quarter of fiscal year 2008.

Off Balance Sheet Arrangements
The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by forward sales contracts. The total purchase contracts under these agreements totaled $23.5 million at February 28, 2007. All of these purchases except for $2.8 million were covered by sales agreements at prices exceeding cost. Early in the harvest season, Bowen usually does not contract to sell 100% of the contracted purchase quantity because actual harvest may be less than the contracted purchase quantity. As the harvest season progresses, Bowen will adjust the sales commitment. Bowen currently believes that all committed purchases can be sold at a profit. All of these contracts will be fulfilled by the end of the fiscal year 2007.
During the second quarter of fiscal year 2007, the Company entered into a joint venture with J&J Produce and formed a new company, Alico/J&J Farms, LLC to produce vegetables on 140 acres of land owned by Alico, Inc. Harvesting of the crops planted by the joint venture had not begun at February 28, 2007.
Disclosure of Contractual Obligations
The contractual obligations of the Company at February 28, 2007 are set forth in the table below:

		Less than	1 - 3	3-5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$71,012	$1,340	$2,625	$64,408	$2,639
Expected interest on debt	18,826	4,706	9,147	4,706	267
Commissions	3,205	613	1,321	836	435
Citrus purchase contracts	23,543	23,543	—	—	—
Retirement benefits	5,629	755	670	680	3,524
Deferred taxes	16,259	1,100	10,506	4,653	—
Other non-current liability (a)	21,077	—	21,077	—	—
Fixed Asset additions	686	254	432	—	—
Consulting contracts	542	542	—	—	—
Leases — operating	947	255	510	182	—

Total	$161,726	$33,108	$46,288	$75,465	$6,865

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
Based on fruit buyers’ and processors’ advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior years crop totaling $424 thousand for the three months ended February 28, 2007, a decrease in revenue from the prior year’s crop totaling $20 thousand for the quarter ended November 30, 2006, and an increase in revenue of $418 thousand for the three months ended November 30, 2005 and an increase in revenue of $257 thousand for the quarter ended February 28, 2006.
In accordance with Statement of Position 85-3 “Accounting by Agricultural Producers and Agricultural Cooperatives”, the cost of growing crops (citrus and sugarcane) are capitalized into inventory until the time of harvest. When a specific crop is harvested, the related inventoried costs are recognized as cost of sales to provide an appropriate matching of costs incurred with the related revenue earned. The inventoried cost of each crop is then compared with the estimated net realizable value (NRV) of the crop and any costs in excess of the NRV are immediately recognized as cost of sales.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days. The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006. The Company was notified in an IRS letter dated February 27, 2007 that the case has been transferred to IRS appeals. A preliminary meeting date of May 9-10, 2007 has been scheduled for IRS Appeals to review the facts with IRS Exam and Alico’s tax counsel and advisors.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes , but the Company estimates the interest on the IRS proposals to range from $9.8 million to $30.3 million at February 28, 2007.
The Company does not accept the IRS position and intends to continue to oppose vigorously any attempt by the IRS to impose such assessment in connection with the Agri Insurance matter. However, because a challenge has been made and Management believes that it is probable that the challenge may be successful as to some of the assertions, Management has provided for the contingency. The Company has accrued a liability of $21.1 million and $20.3 million as of February 28, 2007 and August 31, 2006, respectively, for the contingency.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2006 Annual Report on Form 10-K for the fiscal year ended August 31, 2006.There are no material changes since the Company’s disclosure of this item on its last annual report on Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. For the fiscal year ended August 31, 2006, the Company’s Chief Executive Officer and its Chief Financial Officer determined that a material weakness existed resulting from inadequate staffing in the Company’s accounting department.
Material Weakness Related to Tax Accounting
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that a material weakness continued to exist in the Company’s internal control over financial reporting as of August 31, 2006 as a result of a significant deficiency discovered in connection with the preparation of the year end financial statements. Although the amount of the adjustments made to the Company’s accounts would ordinarily have resulted in a significant deficiency the Company concluded that a material weakness continues to exist in the internal controls over financial reporting, because the remedial actions taken during fiscal 2006 were not effective at August 31, 2006 to prevent the significant deficiency, which in this context was determined to be a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Although improvements were made to the internal controls over financial reporting during fiscal year 2006, a significant deficiency, which was determined to be a material weakness, existed in the Company’s accounting for income tax transactions as described below.
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
The entries to correct and properly reflect the income tax balances were made and incorporated into the fiscal 2006 year end financial statements and Management does not believe that there were any misstatements in the financial statements.

Although the Company does not believe that the significant deficiency identified impacted any previously filed financial statements, the Chief Executive Officer and the Chief Financial Officer believe that the existence of the deficiency or deficiencies of the magnitude reported following the determination that a material weakness existed in the previous year means that the material weakness identified in 2006 is continuing and is an indication that there continues to be more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected in a future period.
Changes in Internal Control Over Financial Reporting
Subsequent to August 31, 2006, the Company has hired two additional experienced CPAs and two staff accountants in response to its staffing problems. Additionally, the Company has engaged a CPA firm which regularly conducts SEC compliant audits to review the Company’s income tax calculations and provide accounting research when needed. The Company is actively working toward its ongoing commitment to correcting the identified material weakness.
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
Management has taken steps to remediate the material weakness described above; however, because the remediation has not been adequately tested, Management has concluded that as of February 28, 2007 and August 31, 2006, the Company did not maintain effective internal control over financial reporting.

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
ITEM 4. Submission of Matters to a Vote of Security Holders.
At its annual stockholders meeting held on Friday January 19, 2007, the election by stockholders of John R. Alexander, Robert E. Lee Caswell, Evelyn D’An, Phillip S. Dingle, Gregory T. Mutz, Charles Palmer, Baxter G. Troutman, Robert J. Viguet, Jr. and Dr. Gordon Walker to serve on the Company’s Board of Directors. Additionally, the shareholders approved the Amended and Restated Directors Compensation Plan. Voting results were as follows:

Number of shares issued outstanding and entitled to vote:	7,392,419
Shares represented by proxy votes:	7,108,176
Representative share of proxy votes:	96.15%

Directors:	For	Withhold	For %	Total votes	Total shares
John R. Alexander	7,016,909	91,267	94.92%	7,108,176	7,392,419
Phillip S. Dingle	6,980,712	127,464	94.43%	7,108,176	7,392,419
Baxter G. Troutrnan	6,989,052	119,124	94.54%	7,108,176	7,392,419
Robert E. Lee Caswell	7,009,769	98,407	94.82%	7,108,176	7,392,419
Gregory T. Mutz	6,955,392	152,784	94.09%	7,108,176	7,392,419
Robert J. Viguet, Jr.	7,014,933	93,243	94.89%	7,108,176	7,392,419
Evelyn D’An	6,977,755	130,421	94.39%	7,108,176	7,392,419
Charles L. Palmer	7,018,862	89,314	94.95%	7,108,176	7,392,419
Gordon Walker	6,954,131	154,045	94.07%	7,108,176	7,392,419
Approval of Amended & Restated Director Compensation Plan:

Voting for	5,592,991	75.66%
Voting against	126,778	1.71%
Abstain from voting	40,009	0.54%
Broker non-vote	1,348,398	18.24%

Total	7,108,176	96.15%

ITEM 5. Other Information.
This item is omitted as there are no items to report during this interim period.
ITEM 6. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation, dated February 17, 1971, as amended (incorporated by reference to the Company’s Registration Statement on form S-1, File No. 2-43156).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).

Exhibit 10.1	Loan Agreement, dated October 11, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2006).

Exhibit 10.2	Amended and Restated Loan Agreement, dated May 26, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 1, 2006).

Exhibit 11	Computation of Earnings per share February 28, 2007.

Exhibit 31.1	Rule 13a-14(a) certification.

Exhibit 31.2	Rule 13a-14(a) certification.

Exhibit 32.1	Section 1350 certification.

Exhibit 32.2	Section 1350 certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALICO, INC.
(Registrant)
April 9, 2007
John R. Alexander
Chairman
Chief Executive Officer
(Signature)
April 9, 2007
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)
April 9, 2007
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation, dated February 17, 1971, as amended (incorporated by reference to the Company’s Registration Statement on form S-1, File No. 2-43156).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).

Exhibit 10.1	Loan Agreement, dated October 11, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2006).

Exhibit 10.2	Amended and Restated Loan Agreement, dated May 26, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 1, 2006).

Exhibit 11	Computation of Earnings per share February 28, 2007.

Exhibit 31.1	Rule 13a-14(a) certification.

Exhibit 31.2	Rule 13a-14(a) certification.

Exhibit 32.1	Section 1350 certification.

Exhibit 32.2	Section 1350 certification.