Form 10-Q
period 2007-05-31
ALICO INC
filed 2007-07-16
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2007
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
☐Yes ☑ No
There were 7,364,084 shares of common stock, par value $1.00 per share, outstanding at
July 2, 2007.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in thousands except per share data)

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Operating revenue
Agricultural operations	$61,486	$34,128	$121,328	$60,964
Non-agricultural operations	702	472	1,991	1,757
Real estate operations	—	81	2,447	113

Total operating revenue	62,188	34,681	125,766	62,834

Operating expenses
Agricultural operations	49,263	28,585	95,748	52,621
Non-agricultural operations	56	—	283	—
Real estate operations	(23)	42	582	58
Net casualty loss	—	2	—	2,768

Total operating expenses	49,296	28,629	96,613	55,447

Gross profit	12,892	6,052	29,153	7,387
Corporate general and administrative	3,536	3,109	10,113	7,556

Income (loss) from operations	9,356	2,943	19,040	(169)

Other income (expenses):
Profit on sales of bulk real estate:
Sales	(15)	—	1,713	5,555
Cost of sales	—	—	679	1,162

Profit on sales of bulk real estate, net	(15)	—	1,034	4,393
Interest & investment income	2,120	1,651	5,490	8,135
Interest expense	(1,321)	(1,055)	(3,806)	(2,839)
Other income (expense)	(4)	93	168	231

Total other income, net	780	689	2,886	9,920

Income before income taxes	10,136	3,632	21,926	9,751
Provision for income taxes	23,285	1,092	28,342	3,391

Net (loss) income	$(13,149)	$2,540	$(6,416)	$6,360

Weighted-average number of shares outstanding	7,369	7,366	7,371	7,366

Weighted-average number of shares outstanding assuming dilution	7,389	7,378	7,385	7,377

Per share amounts:
Basic	$(1.78)	$0.34	$(0.87)	$0.86
Diluted	$(1.78)	$0.34	$(0.87)	$0.86
Dividends	$0.28	$0.25	$0.83	$0.75
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,
	2007	August 31,
	(unaudited)	2006
ASSETS

Current assets:
Cash and cash equivalents	$32,174	$25,065
Marketable securities available for sale	47,645	50,100
Accounts receivable	29,261	8,679
Mortgage and notes receivable	879	47
Inventories	19,196	24,545
Current deferred tax asset	10,336	—
Other current assets	1,703	2,477

Total current assets	141,194	110,913

Mortgages and notes receivable, net of current portion	9,448	10,977
Investments and deposits	2,793	2,919
Deferred tax benefit	7,214	—
Cash surrender value of life insurance, designated	7,104	6,593
Property, buildings and equipment	182,510	179,689
Less: accumulated depreciation	(50,743)	(48,338)

Total assets	$299,520	$262,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,
	2007	August 31,
	(unaudited)	2006
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,348	$1,966
Income taxes payable	4,720	1,304
Current portion of notes payable	1,347	3,315
Accrued expenses	2,982	3,720
Comissions payable	613	—
Dividend payable	2,025	2,027
Accrued ad valorem taxes	1,096	2,090
Deferred income taxes	—	282
Contingent tax liability	74,396	—
Other current liabilities	1,343	3,374

Total current liabilities	94,870	18,078

Notes payable, net of current portion	67,377	60,687
Deferred income taxes, net of current portion	—	14,807
Deferred retirement benefits, net of current portion	5,049	4,952
Commissions and deposits payable	3,821	2,833
Other non-current liability	—	20,293

Total liabilities	171,117	121,650

Stockholders’ equity:

Common stock	7,376	7,376
Additional paid in capital	9,974	9,691
Treasury stock	(793)	(287)
Accumulated other comprehensive (loss)	(7)	(29)
Retained earnings	111,853	124,352

Total stockholders’ equity	128,403	141,103

Total liabilities and stockholders’ equity	$299,520	$262,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	May 31,
	2007	2006

Cash flows from operating activities:

Net cash provided by operating activities	$8,590	$8,679

Cash flows from investing activities:

Purchases of property and equipment	(7,141)	(31,422)
Proceeds from sale of real estate	600	5,122
Proceeds from sales of property and equipment	1,485	685
Purchases of marketable securities	(43,588)	(113,098)
Proceeds from sales of marketable securities	45,870	130,953
Note receivable collections	3,868	494
Other	(108)	—

Net cash provided by (used for) investing activities	986	(7,266)

Cash flows from financing activities:

Repayment of loans	(12,008)	(45,605)
Proceeds from loans	16,730	57,414
Proceeds used for stock transactions	(1,106)	(24)
Dividends paid	(6,083)	(5,527)

Net cash provided by (used for) financing activities	(2,467)	6,258

Net increase in cash and cash equivalents	$7,109	$7,671

Cash and cash equivalents:
At beginning of period	$25,065	$13,384

At end of period	$32,174	$21,055

	Nine months ended
	May 31,
	2007	2006

Supplemental disclosures of cash flow information

Cash paid for interest, net of amount capitalized	$3,571	$2,009

Cash paid for income taxes	$3,447	$924

Net non cash investing activities:
Issuance of mortgage notes	$13,341	$92

Fair value adjustments to securities available for sale net of tax effects	$22	$(2,307)

Reclassification of breeding herd to property and equipment	$566	$516

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
The accompanying Financial Statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended August 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). In the opinion of Management, the accompanying Financial Statements contain all adjustments (consisting only of normal recurring accruals and the change in the income tax contingency (see note 8)) necessary for a fair presentation of its consolidated financial position at May 31, 2007 and the consolidated results of operations for the three and nine month periods ended May 31, 2007 and 2006, and the consolidated cash flows for the nine month periods ended May 31, 2007 and 2006.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling $133 thousand for the quarter ended May 31, 2007, $537 thousand for the nine months ended May 31, 2007, and $164 thousand and $839 thousand for the quarter and nine months ended May 31, 2006, respectively.
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
In May 2006, the Company purchased a 523 acre riverfront mine site for rock and fill for $10.6 million cash. The Company allocated approximately 54% of the purchase price to the rock and sand reserves with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves will be depleted and charged to cost of goods sold proportionately as the property is mined. Depletion expense recognized during the three and nine months ended May 31, 2007 was $14 thousand and $70 thousand, respectively; $0 expense was recognized in 2006 for the same periods.

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
The second contract, for a gross sales price of $63.5 million, was renegotiated as a series of four annual options with up to four annual extensions. The first option will expire on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price. The Company received a non refundable option payment of $3.1 million at closing. During the second quarter of fiscal year 2007, $1.9 million was recognized as operating income. This was the amount of the deposit that exceeded the basis of the property. The remaining $1.2 million of the option payment was recorded as a deposit.
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
During the fourth quarter of fiscal year 2006, the Company hired an experienced real estate professional to manage its real estate assets. The renegotiations of the above contracts were conducted under his supervision. The renegotiation of the first contract was not deemed a substantial contract revision under GAAP guidelines. As such, proceeds recognized under the first contract were treated consistently with its initial classification; that is, it was not considered an operating activity and was recorded as a non-operating item. Due to the substantial changes to the original contracts in addition to the time and effort on the part of the Company’s Real Estate department, the revenue and expenses involved in the negotiations of the second and third contracts were treated as operating items for the nine months ended May 31, 2007.
Real estate project costs incurred for the acquisition, development and construction of real estate projects are capitalized. Additionally, costs to market real estate are capitalized if they are reasonably expected to be recovered from the sale of the project and have been performed to obtain regulatory approval for the sale. An allowance is provided to reduce capitalized project costs to estimated realizable value.

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
The cost and estimated fair value of marketable securities available for sale at May 31, 2007 and August 31, 2006 were as follows:

	May 31, 2007				August 31, 2006
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$28,160	$1	$(35)	$28,126	$21,169	$19	$(2)	$21,186
Mutual funds	2,000	—	—	2,000	370	—	(6)	364
Fixed maturity funds	13,811	41	(4)	13,848	19,686	44	(18)	19,712
Corporate bonds	3,686	3	(18)	3,671	8,920	—	(82)	8,838

Marketable securities available for sale	$47,657	$45	$(57)	$47,645	$50,145	$63	$(108)	$50,100

The aggregate fair value of investments in debt instruments (net of mutual funds of $2,000) as of May 31, 2007 by contractual maturity date consisted of the following:

Aggregate
Fair Value
Due within 1 year	$30,918
Due between 1 and 2 years	5,794
Due between 2 and 3 years	368
Due between 3 and 4 years	—
Due between 4 and 5 years	1,515
Due beyond five years	7,050

Total	$45,645

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2007.

	May 31, 2007
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	$4,943	$4	$—	$—	$4,943	$4
Corporate bonds	—	—	3,519	18	3,519	18
Municipal Bonds	19,695	35	—	—	19,695	35

Total	$24,638	$39	$3,519	$18	$28,157	$57

Net realized gain on the sale of securities for the nine months ended May 31, 2007 and 2006 were $21 thousand and $3.7 million, respectively.
Debt instruments and funds. The unrealized losses on fixed maturity funds, corporate bonds and municipal bonds were primarily due to changes in interest rates. At May 31, 2007 the Company held loss positions in 91 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of May 31, 2007.
4. Mortgages and notes receivable:
The balances of the Company’s mortgages and notes receivable were as follows:

	May 31,
	2007	August 31,
	(unaudited)	2006

Mortgage notes receivable on retail land sales	$334	$427
Mortgage notes receivable on bulk land sales	66,453	56,610

Total mortgage and notes receivable	66,787	57,037
Less: Deferred revenue	(53,568)	(43,230)
Discount on notes to impute market interest	(2,892)	(2,783)
Current portion	(879)	(47)

Non-current portion	$9,448	$10,977

Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20% or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.
Profits from commercial real estate sales are discounted to reflect the market rate of interest when the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.
In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured a contract in connection with the sale of property in Lee County, Florida. The original contract was entered into in 2001. The Company received $3.8 million upon execution of the restructured agreement.
Under the terms of the renegotiated contract, $3.8 million of the closing proceeds were subtracted from the existing mortgage receivable principal of $56.6 million and accrued interest of $1.7 million was added back to the mortgage receivable as additional principal. Four annual principal plus interest payments of the remaining $54.5 million mortgage will commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually up to 4.0% annually. The note was further discounted by $1.9 million to reflect the market rate of interest based on the Company’s incremental borrowing rate of 6.625% annually. This was recognized as a reduction of the sales proceeds during the second quarter of fiscal year 2007.

In December 2006, the Company sold property in Lee County, Florida for $12.0 million. The Company recognized revenue of $0.6 million and recorded a mortgage note receivable for $11.4 million and deferred revenue of $10.2 million. The mortgage note receivable, which accrues interest at the rate of 6% annually, was discounted by $0.3 million to adjust for the current market rate of interest. Interest only will be collected annually for the first four years, followed by four equal annual payments of principal and interest.
5. Inventories:
A summary of the Company’s inventories is shown below:

	May 31,
	2007	August 31,
	(unaudited)	2006

Unharvested fruit crop on trees	$9,131	$10,709
Unharvested sugarcane	2,975	5,168
Beef cattle	5,035	7,063
Unharvested sod	1,467	588
Plants and vegetables	452	1,017
Rock, fill and other	136	—

Total inventories	$19,196	$24,545

Hurricane Wilma, a category three hurricane, swept through southwest Florida in October 2005. The hurricane caused extensive damage to the Company’s crops and infrastructure in Collier and Hendry Counties. The Company recognized casualty losses resulting from damages to inventory from the hurricane as follows: (see also note 15)

	Three Months ended		Nine Months ended
	May 31,		May 31,
	2007	2006	2007	2006
	$—	$40	$—	$3,629
Unharvested citrus	—	—	—	313
Unharvested sugarcane	—	—	—	147

Unharvested vegetables
Total inventory loss	$—	$40	$—	$4,089

The Company records its inventory at the lower of cost or net realizable value. At May 31, 2007 and May 31, 2006, the cost basis for all inventories were below estimated net realizable value.

6. Income taxes:
The provision for income taxes for the three and nine months ended May 31, 2007 and 2006 is summarized as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006

Current:
Federal income tax	$2,591	$529	$5,180	$1,417
State income tax	479	57	922	151

	3,070	586	6,102	1,568

Deferred:
Federal income tax	11,196	457	13,025	1,647
State income tax	9,019	49	9,215	176

	20,215	506	22,240	1,823

Total provision for income taxes	$23,285	$1,092	$28,342	$3,391

The Internal Revenue Service (IRS) has audited the Company’s tax returns for the tax years 2000 through 2004 and issued a thirty day letter dated August 14, 2006 pertaining to those audits.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes, but the Company estimates the interest on the IRS proposals to range from $11.0 million to $33.0 million at May 31, 2007.
The Company does not fully accept the IRS position and intends to continue to negotiate with IRS appeals to resolve the matter. However, because a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has provided for the contingency. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established a reserve for this income tax contingency, interest and penalties, which represents the Company’s best estimate of the probable amount of this liability and takes into consideration the advice of the Company’s expert counsel and tax advisors. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on the Company’s results of operations, financial position and cash flows. For the quarter ended May 31, 2007, the Company increased its reserve for income tax contingency by $53.3 million for a total of $74.4 million as compared to $20.3 million at August 31, 2006. There was a $19.5 million increase in income tax expense for the quarter ended May 31, 2007 and a $33.8 million increase in deferred income tax assets related to the $53.3 million increase in the income tax contingency liability.
In order to mitigate the possible interest related to this matter, the Company deposited $60 million with the IRS in July 2007. The Company expects negotiations with the IRS to be completed within the next 12 months; however, the Company has executed statute extensions for the tax returns affected to December 31, 2008.
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
Under the Credit Facility an event of default occurs if the Company fails to make the payments required of it or otherwise fails to fulfill the provisions and covenants applicable to it. In the event of default, the Credit Facility shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Credit Facility; the lender may alternatively at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and declare all other obligations immediately due and payable. As a result of the increase in the income tax contingency accrual (see note 8), at May 31, 2007, the Company was not in compliance with the current ratio and the net worth financial covenants of the Credit Facility. The Company has obtained a waiver from the lender regarding the non-compliance at May 31, 2007 with these financial covenants and is in discussions with the lender regarding an amendment to the Credit Facility which would adjust the financial covenants on a prospective basis.
In July 2007, with the consent of the Company’s lender, the Company borrowed $60 million from its revolving line of credit. These funds were deposited with the U S Treasury in order to mitigate the potential interest on the income tax contingency.
The Company’s Chief Executive Officer, John R. Alexander, is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company. The credit line was negotiated with the lender in good faith at current market terms.

The following tables reflect outstanding debts under the Company’s various loan agreements at May 31, 2007 and August 31, 2006:
May 31, 2007

		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$59,875	$115,125	Libor +1.50%	Real estate
c) Mortgage note payable	8,655	—	6.68%	Real estate
d) Mortgage note payable	100	—	7.00%	Real estate
e) Vehicle financing	94	—	0%-2.90%	3 Vehicles

Total	$68,724	$115,125

August 31, 2006

		Additional
	Principal	Credit	Interest
	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$52,296	122,704	Libor +1%	Real estate
b) Term loan	2,000	—	5.80%	Unsecured
c) Mortgage note payable	9,606	—	6.68%	Real estate
d) Mortgage note payable	100	—	7.00%	Real estate

Total	$64,002	$122,704

a)	Terms described above.

b)	5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly. The note was paid in full during the second quarter of fiscal year 2007.

c)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

d)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

e)	3-5 year term loans. Monthly principal payments plus interest.

f)	The LIBOR rate was 5.38% at May 31, 2007 and 5.33% at August 31, 2006.
Maturities of the Company’s debt at May 31, 2007 were as follows:

Due within 1 year	$1,347
Due between 1 and 2 years	1,351
Due between 2 and 3 years	1,284
Due between 3 and 4 years	61,149
Due between 4 and 5 years	1,273
Due beyond five years	2,320

Total	$68,724

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expense	$1,321	$1,055	$3,806	$2,839
Interest capitalized	7	9	32	57

Total interest cost	$1,328	$1,064	$3,838	$2,896

8. Other non-current liability:
Alico formed a wholly owned insurance subsidiary, Agri Insurance Company, Ltd. (Bermuda) (“Agri”) in June of 2000. Agri was formed in response to the lack of available insurance, both in the traditional commercial insurance markets and governmental sponsored insurance programs, to provide coverage for the increasing number and potential severity of agricultural events (including citrus canker, crop diseases, and weather). In forming Agri, Alico’s goals included (a) pre-funding its potential exposures related to the aforementioned events, and (b) attracting new underwriting capital to the extent it was successful in profitably underwriting its own potential risks.
Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, remained below an annual stated level ($350 thousand). Third party premiums have remained below the stated annual level. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization Agri and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes, but the Company estimates the interest on the IRS proposals to range from $11.0 million to $33.0 million at May 31, 2007.
The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006. The Company was notified in an IRS letter dated February 27, 2007 that the case was transferred to IRS Appeals. The first meetings with IRS Appeals were held on May 9 and 10, 2007. At this first meeting the IRS exam team and Alico representatives each presented their case before the IRS Appeals officers. Another meeting with IRS Appeals was held on June 28, 2007 via teleconference. The next meeting with the IRS Appeals is scheduled for the week of August 6, 2007. Based on advice from the Company’s expert counsel and tax advisors, the Company has adjusted the estimated range of potential exposure, consisting of state and federal components from a minimum of $71.4 million dollars to a maximum of $77.4 million dollars.

The Company does not fully accept the IRS position and intends to continue to negotiate with IRS appeals to resolve the matter. However, because a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has provided for the contingency. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established a reserve for this income tax contingency, interest and penalties, which represents the Company’s best estimate of the probable amount of this liability and takes into consideration the advice of the Company’s expert counsel and tax advisors. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on the Company’s results of operations, financial position and cash flows. For the quarter ended May 31, 2007, the Company increased its reserve for income tax contingency by $53.3 million for a total of $74.4 million as compared to $20.3 million at August 31, 2006. The increase in the reserve for this income tax contingency was offset by a $19.5 million increase in the income tax expense ($2.65 per share) for the quarter ended May 31, 2007 and a $33.8 million increase in deferred income tax assets.
In order to mitigate the possible interest related to this matter, the Company deposited $60 million with the IRS in July 2007. The Company expects negotiations with the IRS to be completed within the next 12 months; however, the Company has executed statute extensions for the tax returns affected to December 31, 2008.
9. Dividends:
At its meeting on March 30, 2007 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of June 29, 2007 with payment expected on or around July 16, 2007. At its meeting on June 29, 2007 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of September 28, 2007 with payment expected on or around October 15, 2007.
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

Information concerning the various segments of the Company is summarized below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenues (from external customers except as noted)
Bowen	$31,017	$16,290	$51,764	$22,012
Intersegment fruit sales through Bowen	2,653	3,327	4,877	3,327
Citrus groves	21,772	11,986	43,674	20,238
Sugarcane	2,040	2,507	9,214	8,927
Cattle	3,842	758	8,825	3,408
Real Estate	—	81	2,447	113
Alico Plant World	628	831	2,222	2,909
Vegetables	1,548	1,431	3,803	2,389
Sod	647	285	1,577	995

Revenue from segments	64,147	37,496	128,403	64,318
Other operations	694	512	2,240	1,843
Less: intersegment revenues eliminated	(2,653)	(3,327)	(4,877)	(3,327)

Total operating revenue	$62,188	$34,681	$125,766	$62,834

Operating expenses
Bowen	$30,922	$16,479	$50,666	$22,199
Intersegment fruit sold through Bowen	2,653	3,327	4,877	3,327
Citrus groves	10,489	7,407	21,959	13,236
Sugarcane	1,747	1,738	8,808	8,675
Cattle	3,672	671	8,118	2,700
Real Estate	(23)	42	582	58
Alico Plant World	851	1,401	2,253	3,755
Vegetables	1,381	761	3,255	1,404
Sod	201	128	689	652

Segment operating expenses	51,893	31,954	101,207	56,006
Other operations	56	—	283	—
Less: intersegment expenses eliminated	(2,653)	(3,327)	(4,877)	(3,327)
Net casualty (gain)	—	2	—	2,768

Total operating expenses	$49,296	$28,629	$96,613	$55,447

Gross profit (loss):
Bowen Brothers Fruit	95	(189)	1,098	(187)
Citrus groves	11,283	4,579	21,715	7,002
Sugarcane	293	769	406	252
Cattle	170	87	707	708
Real Estate	23	39	1,865	55
Alico Plant World	(223)	(570)	(31)	(846)
Vegetables	167	670	548	985
Sod	446	157	888	343

Gross profit from segments	12,254	5,542	27,196	8,312
Other	638	510	1,957	(925)

Gross profit	$12,892	$6,052	$29,153	$7,387

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Depreciation, depletion and amortization:
Bowen Brothers Fruit	$105	$340	$258	$638
Citrus Groves	588	632	1,798	1,906
Sugarcane	547	499	1,561	1,375
Cattle	467	422	1,437	1,246
Alico Plant World	159	148	484	417
Vegetables	17	—	44	12
Sod	52	27	148	99

Total segment depreciation and amortization	1,935	2,068	5,730	5,693
Other depreciation, depletion and amortization	246	181	696	467

Total depreciation, depletion and amortization	$2,181	$2,249	$6,426	$6,160

	May 31,	August 31,
	2007	2006
Total Assets:	(unaudited)

Bowen Brothers Fruit	$5,612	$3,096
Citrus groves	63,094	59,464
Sugarcane	44,631	47,894
Cattle	20,125	23,919
Alico Plant World	6,316	6,515
Vegetables	2,219	1,981
Sod	5,919	4,191

Segment assets	147,916	147,060
Other Corporate assets	151,604	115,693

Total assets	$299,520	$262,753

11. Stock Compensation Plans:
On November 3, 1998, the Company adopted the Alico, Inc., Incentive Equity Plan (“the Plan”) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price. No stock options were granted during fiscal year 2006 or the nine months ended May 31, 2007.
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
A summary of option activity under the Plan is as follows:

			Weighted average
	Shares Under	Weighted average	remaining contractual
	Option	exercise price	life (in years)
Options outstanding, August 31,2005	16,371	$18.05	8

Granted	—
Exercised	7,213	18.55

Options outstanding, August 31,2006	9,158	$17.66	7

Granted	—
Exercised	1,000	—

Options outstanding, May 31, 2007	8,158	$17.90	7

At May 31, 2007 and August 31, 2006, there were 8,158 and 9,158 options, respectively, fully vested and exercisable and 292,844 shares available for grant. The 8,158 options outstanding as of May 31, 2007 and the 9,158 options outstanding as of August 31, 2006 had a fair value of $343 thousand and $382 thousand, respectively. There was no unrecognized compensation expense related to outstanding stock option grants at May 31, 2007 or August 31, 2006. During fiscal year 2007, 1,000 options were exercised having a total fair value of $49 thousand. In fiscal year 2006, 7,213 options were exercised having a total fair value of $259 thousand.

In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The vesting of each installment is subject to continued employment with the Company. At May 31, 2007 and August 31, 2006, there were 4,000 restricted shares vested in accordance with these grants.
The table below summarizes the Company’s restricted share awards granted to date:

				Compensation	Weighted
				Expense	Average
				Recognized for the	Grant date
			Fair Market Value	nine months ended	Fair value
Grant Date	Shares Granted		on Date of Grant	May 31, 2007	Per share
April 2006	20,000		$908	$129
July 2006	13,000	(1)	694	(16)
(Cancelled April, 2007)
October 2006	20,000		1,239	388

Total	53,000		$2,841	$501	$53.63

(1) Granted, but under the terms, has been forfeited. The shares granted in July 2006 were scheduled to vest 25% in July 2010 and 25% annually thereafter until fully vested, however, the employee to receive the shares resigned during the third quarter of fiscal year 2007. Since none of the shares granted to the employee who resigned had vested, the previously recognized compensation cost of $93 thousand was reversed during the third quarter.
The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. The shares granted in July 2006 were scheduled to vest 25% in July 2010 and 25% annually thereafter until fully vested. The Company recognizes compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award.
The fair value of the unvested restricted stock awards outstanding was $1.9 million at May 31, 2007 and $2.9 million at August 31, 2006, respectively and will be recognized over a weighted average period of 6 years.
12. Other Comprehensive Income:
Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows:

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Accumulated Other Comprehensive Income (loss) at beginning of period	$11	$(73)	$(29)	$2,195

Change resulting from market fluctuations, net of tax, and realized gains and losses	(18)	(39)	22	(2,307)

Accumulated Other Comprehensive Income	$(7)	$(112)	$(7)	$(112)

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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective for the fourth quarter of the Company’s fiscal year 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.
14. Treasury Stock
During January 2007, Alico announced that its Board of Directors had authorized the repurchase of up to 100,000 shares of the Company’s common stock through August 31, 2010, in addition to previously announced repurchases, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Senior Managers to align their interests with those of the Company’s shareholders.
The stock repurchases will be made on a quarterly basis between January 2007 and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. In accordance with the approved plans, the Company may purchase an additional 94,230 shares. The Company purchased 10,843 and 9,927 shares in the open market during the third and second quarter of fiscal year 2007, respectively, at an average price of $53.95 per share.

The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans for the quarter ended May 31, 2007:

			Purchased as Part of
	Total Number of	Average price	Publicly Announced	Total Dollar value of shares
Date	Shares Purchased	paid per share	Plans or Programs(1)	purchased (thousands)

3/9/2007	843	$47.69	843	$40
5/11/2007	10,000	$59.67	10,000	$597

	10,843	$58.73	10,843	$637

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
The Company recognized losses resulting from the hurricanes and canker as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Inventoried costs	—	$40	—	$4,089
Basis of property and equipment	—	—	—	875
Insurance proceeds received	—	(38)	—	(2,196)
Insurance proceeds receivable	—	—	—	—

Net casualty loss	$—	$2	$—	$2,768

Crop damages estimated during the three months ended November 30, 2005 as a result of hurricane Wilma were replaced by actual results as harvests were completed.

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions and strategic alternatives under consideration are predictive in nature or depend upon or refer to future events or conditions, are subject to known, as well as unknown risks and uncertainties that may cause actual results to differ materially from Company expectations. There can be no assurance that any future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.
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
LIQUIDITY AND CAPITAL RESOURCES:
Liquidity and Capital Resources
Working capital decreased to $46.3 million at May 31, 2007 from $92.8 million at August 31, 2006. As of May 31, 2007, the Company had cash and cash equivalents of $32.2 million compared to $25.1 million at August 31, 2006. Marketable securities decreased to $47.6 million from $50.1 million during the same period. The ratio of current assets to current liabilities decreased to 1.49 to 1 at May 31, 2007 from 6.14 to 1 at August 31, 2006. Total assets increased by $36.7 million to $299.5 million at May 31, 2007, compared to $262.8 million at August 31, 2006.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to ongoing audits of Alico for the tax years 2000 through 2004. The letter proposes changes to the Company’s tax liabilities for each of these tax years and required the Company either a) to agree with the changes and remit the specified taxes and penalties, or b) to submit a rebuttal within 30 days.
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization Agri and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes, but the Company estimates the interest on the IRS proposals to range from $11.0 million to $33.0 million at May 31, 2007.

The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006. The Company was notified in an IRS letter dated February 27, 2007 that the case was transferred to IRS Appeals. The first meetings with IRS Appeals were held on May 9 and 10, 2007. At this first meeting the IRS exam team and Alico representatives each presented their case before the IRS Appeals officers. Another meeting with IRS Appeals was held on June 28, 2007 via teleconference. The next meeting with the IRS Appeals is scheduled for the week of August 6, 2007. Based on advice from the Company’s expert counsel and tax advisors, the Company has adjusted the estimated range of potential exposure, consisting of state and federal components, from a minimum of $71.4 million dollars to a maximum of $77.4 million dollars.
The Company does not fully accept the IRS position and intends to continue to negotiate with IRS appeals to resolve the matter. However, because a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has provided for the contingency. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established a reserve for this income tax contingency, interest and penalties, which represents the Company’s best estimate of the probable amount of this liability and takes into consideration the advice of the Company’s expert counsel and tax advisors. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on the Company’s results of operations, financial position and cash flows. For the quarter ended May 31, 2007, the Company increased its reserve for income tax contingency by $53.3 million for a total of $74.4 million as compared to $20.3 million at August 31, 2006. There was a $19.5 million increase in income tax expense for the quarter ended May 31, 2007 and a $33.8 million increase in deferred income tax assets related to the $53.3 million increase in the income tax contingency liability.
The Company expects negotiations with the IRS to be completed within the next 12 months; however, the Company has executed statute extensions for the tax returns affected to December 31, 2008.
As a result of the increase in the income tax contingency accrual (see note 8), at May 31, 2007, the Company was not in compliance with the current ratio and the net worth financial covenants and provisions of its Revolving Line of Credit (“Credit Facility”). The Company has obtained a waiver from the lender regarding the non-compliance at May 31, 2007 with these financial covenants and is in discussions with the lender regarding an amendment to the Credit Facility which would adjust the financial covenants on a prospective basis.
In July 2007, with the consent of the Company’s lender, the Company borrowed $60 million from its revolving line of credit. These funds were deposited with the U S Treasury in order to mitigate the potential interest on the income tax contingency.
Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company has credit commitments to provide for revolving credit of up to $175.0 million. Of the $175.0 million credit commitment, $115.1 million was available for the Company’s general use at May 31, 2007 (see Note 7 to condensed consolidated financial statements). Furthermore, management expects continued profitability from the Company’s operations.
Cash outlays for land, equipment, buildings, and other improvements totaled $7.1 million during the nine months ended May 31, 2007, compared with $31.4 million during the nine months ended May 31, 2006. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. In February 2006, the Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million. In May 2006, the Company purchased 523 acres of mining property for $10.6 million. Additionally, in the prior year the Company replaced various equipment and infrastructure that had been destroyed by hurricane Wilma.

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
The stock repurchases will be made on a quarterly basis between January 2007 and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s Shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the Shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. In accordance with the approved plans, the Company may purchase an additional 94,230 shares. The Company purchased 10,843 shares in the open market at an average price of $58.73 per share during the third quarter of fiscal year 2007.
In November 2005, the Company sold approximately 280 acres of citrus grove land located south of LaBelle, Florida in Hendry County for $5.6 million. The Company retained operating rights to the grove until residential development begins.
The Company paid quarterly dividends of $0.275 per share on October 15, 2006, January 15, 2007 and April 16, 2007. At its March Board meeting, the Board declared a quarterly dividend of $0.275 per share payable to shareholders of record as of June 29, 2007 with payment expected on or about July 16, 2007. At its Board meeting on June 29, 2007, the Board declared a quarterly dividend of $0.275 per share payable to shareholders of record as of September 30, 2007 with payment expected on or about October 15, 2007.

Results of Operations

Summary of results (in thousands):	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006

Operating revenue	$62,188	$34,681	$125,766	$62,834
Gross profit	12,892	6,052	29,153	7,387
General & administrative expenses	3,536	3,109	10,113	7,556
Income (loss) from operations	9,356	2,943	19,040	(169)
Profit on sale of bulk real estate	(15)	—	1,034	4,393
Interest and investment income	2,120	1,651	5,490	8,135
Interest expense	(1,321)	(1,055)	(3,806)	(2,839)
Other income (expense)	(4)	93	168	231
Provision for income taxes	23,285	1,092	28,342	3,391
Effective income tax rate	229.7%	30.1%	129.2%	34.8%
Net (loss) income	$(13,149)	$2,540	$(6,416)	$6,360
Overall, income from operations increased in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006. Likewise, income from operations were better for the first nine months of fiscal year 2007 when compared with the first nine months of fiscal year 2006. These improvements were a result of superior results from agricultural operations for the respective periods. However, due to the increase in the contingency related to possible income tax liabilities from the ongoing IRS proceedings, net income decreased both for the third quarter of fiscal year 2007 and for the nine months ended May 31, 2007 when compared with the respective periods in the prior fiscal year. Operations by segment are discussed separately below.
General and Administrative
General and administrative expenses increased by $0.4 and $2.6 million during the quarter and nine months ended May 31, 2007 respectively, when compared with the same periods in the prior fiscal year. The increase was primarily due to salary related expenses which represented approximately $1.9 million of the nine month increase in general and administrative expenses. Subsequent to the third quarter of fiscal 2006, the Company added several key personnel, including a Chief Operating Officer, a Senior Vice President of Real Estate, a Senior Vice President of Human Resources, and several accounting personnel.
Profit from the Sale of Real Estate
The Company restructured several contracts for the sale of real estate during the second quarter of fiscal year 2007. In connection with the restructuring, the Company recognized gains of $1.0 million of installment proceeds on a prior sale that was recorded as non-operating income. Additionally, the Company rerecorded income in connection with a restructuring of a second contract of $1.9 million that was classified as operating revenue in the second quarter of fiscal year 2007. A third restructuring resulted in an installment gain of approximately $0.4 million that was recognized as operating revenue in the second quarter of fiscal 2007. Also in connection with the restructuring of the contracts, the Company discounted an existing note receivable by an additional $1.9 million and recognized the cost of the restructuring in the second quarter of fiscal year 2007. For further details regarding the restructuring of the contracts, see note 2 to the condensed consolidated financial statements and the discussion under liquidity and capital resources.
In the first quarter of fiscal year 2006, the Company sold a 280 acre citrus grove located near LaBelle, Florida in Hendry County for $5.6 million cash for a net gain of $4.4 million. The Company has retained operating rights to the grove until residential development begins.

Provision for Income taxes
The effective tax rate was 229.7% and 129.2% for the quarter and nine months ended May 31, 2007, respectively compared with 30.1% and 34.8% for the quarter and nine months ended May 31, 2006, respectively. The rate increase for fiscal year 2007 was caused by adjustments to the accrued tax contingency related to the ongoing IRS proceedings for tax years 2000, 2001, 2002, 2003 and 2004 (see Notes 6 and 8 to the condensed consolidated financial statements).
Interest and Investment Income
Interest and investment income is generated principally from investments in corporate and municipal bonds, mutual funds, U.S. Treasury securities, and mortgages held on real estate sold on the installment basis.
Interest and investment income was $2.1 million and $5.5 million for the three and nine month periods ended May 31, 2007, respectively compared with $1.7 million and $8.1 million for the three and nine month periods ended May 31, 2006. In accordance with guidelines established by the Company’s Board of Directors, the Company restructured its investment portfolio during the first quarter of fiscal year 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. These sales resulted in net realized gains of $3.4 million that were recognized in the first quarter of fiscal year 2006.
Interest Expense
Interest expense increased for the three and nine months ended May 31, 2007 when compared with the three and nine month periods ended May 31, 2006 due to higher interest rates and debt levels. The majority of the Company’s borrowings are based on the London interbank offered rate (LIBOR). The LIBOR increased by approximately .25% from May 31, 2006 to May 31, 2007 to 5.38%.
Operating Revenues

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Revenues
Agriculture:
Bowen Brothers Fruit	$31,017	$16,290	$51,764	$22,012
Citrus groves	21,772	11,986	43,674	20,238
Sugarcane	2,040	2,507	9,214	8,927
Cattle	3,842	758	8,825	3,408
Alico Plant World	628	831	2,222	2,909
Vegetables	1,548	1,431	3,803	2,389
Sod	647	285	1,577	995
Native trees and shrubs	(8)	40	249	86

Agriculture operations revenue	61,486	34,128	121,328	60,964
Real estate operations	—	81	2,447	113
Land leasing and rentals	359	302	935	1,095
Mining royalties	343	170	1,056	662

Total operating revenue	$62,188	$34,681	$125,766	$62,834

Operating revenues increased by 79% and 100% to $62.2 million and $125.8 million for the three and nine months ended May 31, 2007, respectively when compared with operating revenues of $34.7 million and $62.8 million for the three and nine months ended May 31, 2006. The increase was primarily due to revenues generated by the Company’s Bowen subsidiary, which was purchased during the second quarter of fiscal 2006. Revenues also increased during the quarter for all other divisions with the exception of Alico Plant World, sugarcane, native plant sales and real estate.

Gross Profit

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Gross profit:
Agriculture:
Bowen Brothers Fruit	$95	$(189)	$1,098	$(187)
Citrus groves	11,283	4,579	21,715	7,002
Sugarcane	293	769	406	252
Cattle	170	87	707	708
Alico Plant World	(223)	(570)	(31)	(846)
Vegetables	167	670	548	985
Sod	446	157	888	343
Native trees and shrubs	(8)	40	249	86

Gross profit from agricultural operations	12,223	5,543	25,580	8,343
Real estate operations	23	39	1,865	55
Land leasing and rentals	335	302	753	1,095
Mining royalties	311	170	955	662
Net casualty (gain) loss	—	(2)	—	(2,768)

Gross profit	12,892	6,052	29,153	7,387
Profits from the sale of bulk real estate	(15)	—	1,034	4,393
Net interest and investment income	799	596	1,684	5,296
Corporate general and administrative and other	(3,540)	(3,016)	(9,945)	(7,325)

Income before income taxes	$10,136	$3,632	$21,926	$9,751

Gross profit increased to $12.9 million and $29.2 million, respectively for the third quarter and nine months ended May 31, 2007, respectively compared with $6.1 million and $7.4 million for the three and nine months ended May 31, 2006, respectively. The increase was due primarily to increased profitability from agricultural operations.
Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season. A discussion of agricultural operations follows:
Bowen
Bowen’s operations generated revenues totaling $31.0 million and $51.8 million for the three and nine months ended May 31, 2007 compared with revenue of $16.3 million and $22.0 million for the three and nine month periods ended May 31, 2006. Gross profit for the three and nine months ended May 31, 2007 was $0.1 million and $1.1 million, respectively compared with a loss of $0.2 million for both the three and nine months ended May 31, 2006. By utilizing Bowen to harvest the Company’s fruit during fiscal year 2007, the Company was able to reduce its citrus harvesting costs from those paid in prior years. The profit margin on intercompany harvesting was eliminated from Bowen’s results, and the cost savings is reflected in the Company’s Citrus Grove segment.

Citrus Groves
Citrus revenues were $21.8 million and $43.7 million for the three and nine months ended May 31, 2007, respectively, and $12.0 million and $20.2 million for the three and nine months ended May 31, 2006. The Citrus Division recorded gross profits of $11.3 million and $21.7 million for the quarter and nine months ended May 31, 2007, respectively, compared with $4.6 million and $7.0 million for the quarter and nine months ended May 31, 2006. Hurricanes, citrus canker finds and increased real estate development in the central and southern citrus producing areas of Florida during the past several years have combined to reduce the supply of citrus, resulting in price increases for citrus products across the industry. These price increases are the reason for the increase in citrus revenue and gross profit when compared with the prior year. During the first nine months of fiscal year 2007, the Company has averaged $13.17 per box for its citrus products as compared with $7.80 per box for the same period in fiscal year 2006, resulting in increased profits in the current year.
Sugarcane
Sugarcane revenues were $2.0 million and $9.2 million for the quarter and nine months ended May 31, 2007, respectively, compared with revenues of $2.5 million and $8.9 million for the comparable periods in the prior year. Sugarcane generated gross profits of $0.3 million and $0.4 million for the quarter and nine months ended May 31, 2007, respectively, compared with $0.8 million and $0.3 million for the quarter and nine months ended May 31, 2006, respectively.
Cattle
Cattle revenues were $3.8 million and $8.8 million for the quarter and nine months ended May 31, 2007, respectively, compared with $0.8 million and $3.4 million for the quarter and nine months ended May 31, 2006. Cattle gross profits were $0.2 million and $0.7 million for the three and nine months ended May 31, 2007, respectively, compared with $0.1 million and $0.7 million for the three and nine months ended May 31, 2006.
The eye of Hurricane Wilma, a category 3 hurricane, passed over Alico’s cattle ranch on October 24, 2005, generally stressing the cattle herd. In the storm’s aftermath, many of the Company’s cattle pastures were underwater for an extended period. Due to the stress of the hurricane and a temporary reduction in nutrition, the number of calves born in fiscal 2006 was reduced approximately 5% from the previous year. Furthermore, early estimates are that the fiscal year 2007 calf crop may be reduced by up to 10% of the fiscal 2006 level.
In an effort to improve conception and general nutrition, the Company is reducing its cattle herd. Reducing the herd size involves selling the less productive breeding cattle. The increased sales of such animals have increased cattle revenue for the quarter and nine months ended May 31, 2007 when compared with the similar periods in the prior year. However, these sales generally result in lower profit margins than the sale of calves or feeder cattle. As the herd size is reduced, cost savings are expected. However, during the current fiscal year, due to the decline in births, the cost per calf has increased and as a result per unit margins have suffered.
Plant World
During the first nine months of fiscal year 2007, Plant World generated gross revenues of $2.2 million compared with $2.9 million during the first nine months of fiscal year 2006. Plant World’s operations have basically broken even during the first nine months of fiscal year 2007 compared with a gross loss of $0.8 million for the first nine months of fiscal year 2006. In fiscal year 2007, Plant World began expanding its product lines to include several ornamental varieties with higher profit margins per unit.

Vegetables
Revenues from the sale of vegetables were $1.5 million and $3.8 million for the quarter and nine months ended May 31, 2007, respectively, compared with $1.4 million and $2.4 million for the quarter and nine months ended May 31, 2006. The Vegetable division recorded gross profits of $0.2 million and $0.5 million, respectively, for the three and nine months ended May 31, 2007, compared with $0.7 million and $1.0 million for the quarter and nine months ended May 31, 2006. Alico began farming sweet corn and green beans in the second quarter of fiscal year 2006. The Company planted and harvested approximately 250 acres of corn and 250 acres of green beans in fiscal year 2006. During fiscal year 2007, the Company planted approximately 800 acres of corn and 800 acres of beans, all of which were harvested as of May 31, 2007. Although the Company harvested more vegetables in fiscal year 2007 compared with fiscal year 2006, and thereby generated more revenue, pricing during fiscal year 2007 was not as strong as in fiscal 2006 which caused the per unit margins to decline.
During the second quarter of fiscal 2007, the Company formed a new company, Alico/J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on 140 acres of land owned by Alico, Inc. The 140 acre test plot generated a slight loss. Alico plans to continue with the joint venture in fiscal year 2008 and substantially increase the farming acreage.
Sod
Revenues from the sale of sod were $0.6 million and $1.6 million for the three and nine month periods ended May 31, 2007, respectively, compared with $0.3 million and $1.0 million for the three and nine month periods ended May 31, 2006. The Sod division generated gross profits of $0.4 million and $0.9 million, respectively, for the three and nine months ended May 31, 2007, compared with $0.2 million and $0.3 million for the quarter and nine months ended May 31, 2006. The Company is currently developing an additional 500 acres of cultivated sod which will become available for sale during fiscal year 2008.

Off Balance Sheet Arrangements
The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by forward sales contracts. The total purchase contracts under these agreements totaled $7.8 million at May 31, 2007. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had forward sales contracts totaling $2.4 million at May 31, 2007 for which purchases had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price.
During the second quarter of fiscal year 2007, the Company entered into a joint venture with J&J Produce and formed a new company, Alico/J&J Farms, LLC to produce vegetables on 140 acres of land owned by Alico, Inc. Harvesting of the crops planted by the joint venture was completed at May 31, 2007. Alico plans to continue farming under this arrangement in fiscal year 2008.
Disclosure of Contractual Obligations
The contractual obligations of the Company at May 31, 2007 are set forth in the table below:

		Payment due by period
		Less than	1 - 3	3-5	Greater than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt	$68,725	$1,347	$2,635	$62,421	$2,322
Expected interest on debt	18,149	4,552	8,840	4,531	226
Leases — operating	907	280	510	117	—
Commissions	3,205	613	1,321	836	435
Citrus purchase contracts	7,772	3,649	4,123	—	—
Retirement benefits	5,943	894	788	788	3,473
Deferred taxes	1,006	956	50	—	—
Contingent tax liability (a)	74,396	74,396	—	—	—
Fixed Asset additions	708	708	—	—	—
Consulting contracts	1,185	868	317	—	—

Total	$181,996	$88,263	$18,584	$68,693	$6,456

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
In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally relate to the formation and capitalization Agri and its tax exempt status during the years under audit. Under the theories proposed, the IRS has calculated additional taxes and penalties due ranging from a minimum of $35.4 million dollars to a maximum of $86.4 million dollars. The letter does not quantify the interest on the proposed taxes, but the Company estimates the interest on the IRS proposals to range from $11.0 million to $33.0 million at May 31, 2007.
The Company sought and received an extension of time to submit its protest and timely submitted the protest on October 13, 2006. The Company was notified in an IRS letter dated February 27, 2007 that the case was transferred to IRS Appeals. The first meetings with IRS Appeals were held on May 9 and 10, 2007. At this first meeting the IRS exam team and Alico representatives each presented their case before the IRS Appeals officers. Another meeting with IRS Appeals was held on June 28, 2007 via teleconference. The next meeting with the IRS Appeals is scheduled for the week of August 6, 2007. Based on advice from the Company’s expert counsel and tax advisors, the Company has adjusted the estimated range of potential exposure, consisting of state and federal components from a minimum of $71.4 million dollars to a maximum of $77.4 million dollars.
The Company does not fully accept the IRS position and intends to continue to negotiate with IRS appeals to resolve the matter. However, because a challenge has been made and management believes that it is probable that the challenge may be successful as to some of the assertions, management has provided for the contingency. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established a reserve for this income tax contingency, interest and penalties, which represents the Company’s best estimate of the probable amount of this liability and takes into consideration the advice of the Company’s expert counsel and tax advisors. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on the Company’s results of operations, financial position and cash flows. For the quarter ended May 31, 2007, the Company increased its reserve for income tax contingency by $53.3 million for a total of $74.4 million as compared to $20.3 million at August 31, 2006. There was a $19.5 million increase in income tax expense for the quarter ended May 31, 2007 and a $33.8 million increase in deferred income tax assets related to the $53.3 million increase in the income tax contingency liability.

Based on fruit buyers’ and processors’ advances to growers, stated cash and futures markets, together with combined experience in the industry, Management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling $133 thousand for the quarter ended May 31, 2007, $537 thousand for the nine months ended May 31, 2007, and $164 thousand and $839 thousand for the quarter and nine months ended May 31, 2006, respectively.
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
Material Weakness Related to Tax Accounting
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that as of August 31, 2006, a material weakness continued to exist in the Company’s internal control over financial reporting due to a significant deficiency discovered in connection with the preparation of the year end financial statements. Although the amount of the adjustments made to the Company’s accounts would ordinarily have resulted in a significant deficiency as opposed to a material weakness, the Company concluded that a material weakness continued to exist in the internal controls over financial reporting because the remedial actions taken during fiscal 2006 were not effective at August 31, 2006 to prevent the significant deficiency. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
The entries to correct and properly reflect the income tax balances were made and incorporated into the fiscal 2006 year end financial statements, and Management does not believe that the issued financial statements contained any material misstatements.

Although the Company does not believe that the significant deficiency identified impacted any previously filed financial statements, the Chief Executive Officer and the Chief Financial Officer believe that the existence of the deficiency or deficiencies of the magnitude reported, following the determination that a material weakness existed in the previous year means that the material weakness identified in 2006 is continuing and is an indication that there continues to be more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected in a future period.
Changes in Internal Control Over Financial Reporting
Subsequent to August 31, 2006, the Company has hired a two additional experienced CPAs and two staff accountants in response to its staffing problems. Additionally, the Company has engaged a CPA firm which regularly conducts SEC compliance audits to review the Company’s income tax calculations and provide accounting research when needed. The Company is actively working toward its ongoing commitment to correct the identified material weakness.
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
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Management has taken steps to remediate the material weakness described above; however, because the remediation has not been adequately tested, Management has concluded that as of May 31, 2007 and August 31, 2006, the Company did not maintain effective internal control over financial reporting.

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
ITEM 5. Other Information.
This item is omitted as there are no items to report during this interim period.
ITEM 6. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation, dated February 17, 1971, as amended (incorporated by reference to the Company’s Registration Statement on form S-1, File No. 2-43156).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated by reference to the Company’s Registration Statement on form S-8, File No. 333-130575).

Exhibit 10.1	Loan Agreement, dated October 11, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed October 17, 2006).

Exhibit 10.2	Amended and Restated Loan Agreement, dated May 26, 2006 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 1, 2006).

Exhibit 10.3	Waiver of Loan Covenants, dated July 11, 2007.

Exhibit 11	Computation of Earnings per share May 31, 2007.

Exhibit 31.1	Rule 13a-14(a) certification.

Exhibit 31.2	Rule 13a-14(a) certification.

Exhibit 32.1	Section 1350 certification.

Exhibit 32.2	Section 1350 certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALICO, INC.
(Registrant)
July 16, 2007
John R. Alexander
Chairman
Chief Executive Officer
(Signature)
July 16, 2007
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)
July 16, 2007
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit 10.3	Waiver of Loan Covenants, dated July 11, 2007.

Exhibit 11	Computation of Earnings per share May 31, 2007.

Exhibit 31.1	Rule 13a-14(a) certification.

Exhibit 31.2	Rule 13a-14(a) certification.

Exhibit 32.1	Section 1350 certification.

Exhibit 32.2	Section 1350 certification.