Form 10-K
period 2007-08-31
ALICO INC
filed 2007-11-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 0-261
ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0906081 IRS Employer identification number

P.O. Box 338, La Belle, Florida (Address of principal executive offices)	33975 Zip code

Registrant’s telephone number including area code	(863) 675-2966
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class:	Name of each exchange on which registered:
COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative	NASDAQ
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act ((Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act.)
Yes ☐     No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of February 28, 2007 (the last business day of Alico’s most recently completed second fiscal quarter) was $173,611,502. There were 7,359,988 shares of stock outstanding at October 31, 2007.
Documents Incorporated by Reference:
Portions of the Proxy Statement of Registrant to be dated on or before December 31, 2007 are incorporated by reference in Part III of this report.

INDEX
ALICO, INC.
FORM 10-K
For the year ended August 31, 2007

PART I
Item 1. Business.
Alico, Inc. (the “Company”), which was formed February 29, 1960 as a spin-off of the Atlantic Coast Line Railroad Company, is a land management company operating in Central and Southwest Florida. The Company’s primary asset is 135,466 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. (See Item 2 for location and acreage by current primary use.) The Company is involved in a variety of agribusiness pursuits in addition to land leasing and rentals, rock and sand mining and real estate sales activities.
The Company’s land is managed for multiple uses wherever possible. For example, cattle ranching, forestry and land leased for farming, grazing, recreation and oil exploration utilize the same acreage in some instances.
The charts below outline the relative contribution of each operation to the operating revenue, profit and total assets of the Company during the past three years (all revenues are from external customers within the United States). For further information regarding the Company’s business segments, please see Note 11 to the consolidated financial statements.

	Fiscal years ended August 31,
	2007	2006	2005
Revenues
Agriculture:
Bowen Brothers Fruit	$52,716	$30,869	$—
Citrus groves	47,484	22,188	26,231
Sugarcane	9,432	8,926	9,323
Cattle	9,977	5,700	11,017
Alico Plant World	2,832	3,270	2,587
Vegetables	3,803	2,389	—
Sod	2,180	1,528	402
Native trees and shrubs	249	142	231

Agriculture operations revenue	128,673	75,012	49,791
Real estate activities	3,329	113	810
Land leasing and rentals	1,495	1,369	1,933
Mining royalties	1,340	940	2,991

Total operating revenue	$134,837	$77,434	$55,525

	Fiscal years ended August 31,
	2007	2006	2005
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$930	$(268)	$—
Citrus groves	24,057	7,614	6,247
Sugarcane	599	360	499
Cattle	255	786	2,109
Alico Plant World	17	(1,103)	459
Vegetables	496	985	—
Sod	862	688	(78)
Native trees and shrubs	249	142	231

Gross profit from agricultural operations	27,465	9,204	9,467
Real estate activities	(79)	52	482
Land leasing and rentals	1,102	917	1,294
Mining royalties	1,214	940	2,991
Net casualty loss (recovery)	—	3,628	(1,888)

Subtotal	29,702	14,741	12,346
Profits from the sale of bulk real estate	1,257	4,369	5,465
Net interest and investment income	1,719	4,987	2,148
Corporate general and administrative and other	(13,276)	(11,413)	(10,721)

Income before income taxes	19,402	12,684	9,238
Provision for income taxes	33,246	6,215	3,148

Net (loss) income	$(13,844)	$6,469	$6,090

Total Assets:
Agriculture:
Bowen Brothers Fruit	$3,042	$3,096
Citrus groves	54,558	59,464
Sugarcane	46,053	47,894
Cattle	20,813	23,919
Alico Plant World	6,711	6,515
Vegetables	2,766	1,981
Sod	5,362	4,191

Subtotal Agriculture	139,305	147,060
Mining	10,487	10,568
Other Corporate assets	131,095	105,125

Total assets	$280,887	$262,753

The Company is not in the retail land sales and development business, except through its wholly owned subsidiary, Alico Land Development, Inc. (formerly known as Saddlebag Lake Resorts, Inc.) However, the Company has from time to time sold properties which, in the judgment of Management and the Board of Directors, were surplus to the Company’s primary operations. Additionally, the Company’s wholly owned subsidiary, Alico-Agri, Ltd., has also engaged in bulk land sales. The Company has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of the Company’s land assets in order to preserve rights should the Company choose to develop property in the future.

Subsidiary Operations
The Company has five wholly owned subsidiaries: Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC (“Plant World”), Bowen Brothers Fruit LLC (“Bowen”), and Alico Land Development, Inc (formerly known as Saddle Bag Lake Resorts, Inc).
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
Agri directly underwrote catastrophic business interruption coverage for its parent company, Alico, Inc., insuring all but two of Alico’s citrus groves during fiscal year 2005. The total coverage under the policy was $34.0 million and the premiums charged for the policy was $1.5 million.
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
Plant World
In September 2004, the Company, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC was set up as a wholly owned subsidiary of Alico-Agri, Ltd. The assets of Plant World were purchased to diversify Alico’s agricultural operations and to leverage Alico’s existing relationships with the farming community.
Bowen
Alico, through its newly formed subsidiary Bowen, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made to provide Alico with additional marketing expertise and the ability to harvest its own fruit crop.
Alico Land Development
Alico Land Development, Inc. (formerly known as Saddlebag Lake Resorts, Inc.) has been active in the subdivision, development and sale of real estate since its inception in 1971. Alico Land Development has developed and sold two subdivisions near Frostproof, Florida. The Company has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of the Company’s land assets in order to preserve rights should the Company choose to develop property in the future.
The financial results of the operations of these subsidiaries are consolidated with those of the Company. Intercompany activities and balances are eliminated in consolidation. (See Note 1 to the Consolidated Financial Statements.)

Segments
The Company engages in a variety of agricultural pursuits as well as other land management activities. For further information concerning segments please refer to Note 11 to the Consolidated Financial Statements.
Agricultural Operations
Bowen Brothers
Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other outside growers. Bowen’s operations also include the purchase and resale of citrus fruit. Bowen Brothers was purchased in February 2006 to provide Alico with additional marketing expertise and the ability to harvest its own fruit crop. During fiscal year 2007 and 2006, Bowen harvested approximately 2.3 million and 900 thousand boxes of Alico’s fruit, respectively. Bowen harvested 2.0 million and 2.7 million boxes of fruit for third parties during fiscal years 2007 and 2006, respectively.
Citrus Groves
Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets. Approximately 10,582 acres of citrus were grown and harvested during the 2006-07 season. Since 1983 the Company had maintained a marketing contract covering the majority of the Company’s citrus crop with Ben Hill Griffin, Inc. (Griffin), a Florida corporation. The agreement provided for modifications to meet changing market conditions and provides that either party could terminate the contract by furnishing advance written notice prior to the first day of August before each fruit season. Notice was served in a timely fashion in fiscal year 2005, and accordingly the fruit marketed under the terms of this contract was completed during fiscal year 2007. Under the terms of the contract, the Company’s fruit was packed and/or processed and sold along with fruit from other growers, including Ben Hill Griffin, Inc. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold.
During the year ended August 31, 2007, approximately 34% of the Company’s fruit crop was marketed under this agreement, as compared to 78% for the year ended August 31, 2006 and 76% for the year ended August 31, 2005.
Sugarcane
  Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. The crop is harvested by a co-op, proportionately owned by sugarcane growers, including Alico. The Company had 10,254 acres, 10,138 acres, and 10,580 acres of sugarcane in production during fiscal years 2007, 2006, and 2005, respectively. The 2007, 2006, and 2005 fiscal year crops yielded approximately 290,000, 272,000 and 319,000 gross tons, respectively. An additional 3,007 acres of planted cane was not yet mature for harvest during fiscal year 2007. Since the inception of its sugarcane program in 1988, the Company has sold 100% of its product through a pooling agreement with United States Sugar Corporation, a local Florida sugar mill. Under the terms of the pooling agreement, the Company’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold.
Cattle
The Company’s cattle operations, located in Hendry and Collier Counties, Florida, is engaged primarily in the production of beef cattle and the raising of replacement heifers. The breeding herd consists of approximately 11,444 cows, bulls and replacement heifers. Approximately 68% of the herd is from one to five years old, while the remaining 32% are at least six years old. The Company primarily sells to packing and processing plants in the United States. The Company also sells cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for the Company’s cattle. In the opinion of Management, the loss of any one or a few of these processing plants and/or buyers would not have a material adverse effect on the Company’s cattle operation.

Plant World
In September 2004, in order to diversify Alico’s agricultural operations and to leverage Alico’s existing relationships with the farming community, the Company formed a subsidiary, Alico Plant World and purchased the assets of a wholesale grower and shipper of commercial vegetable transplants to commercial farmers. Plant World’s infrastructure covers approximately 50 acres of land. During fiscal years 2007, 2006 and 2005, Plant World shipped approximately 64.2 million, 85.8 million and 69.9 million vegetable transplants, respectively, to various farmers in several states. The Company is also growing various ornamental varieties of plants in order to improve margins in its nursery operations.
Vegetables
In fiscal year 2006 the Company began growing vegetables. In fiscal year 2007, the Company harvested 218,063 crates of corn from 809 acres and 124,642 bushels of beans from 878 acres. During fiscal year 2006, the Company planted 500 acres of sweet corn and 500 acres of green beans. The corn crop produced approximately 119,000 crates, and the beans produced approximately 77,000 bushels.
In December of 2006, the Company entered into a joint venture with J&J Produce, Inc. of Loxahatchee, Florida, to farm cucumbers, squash and zucchini on Company property. Under the terms of the joint venture, Alico and J&J each own 50% of the newly formed Alico-J&J, LLC. Each member shares equally in the management and profits of the venture. Approximately 140 acres were harvested by the joint venture in fiscal year 2007, producing a yield of 56,725 bushels. Alico’s portion of the joint venture’s loss during fiscal year 2007 was $57 thousand and has been included with the vegetable segment in the consolidated statement of operations.
Sod
The Company is also engaged in the cultivation of sod for landscaping purposes. The Company had 463, 472 and 472 acres of sod in production during fiscal years 2007, 2006 and 2005, respectively. The Company harvested approximately 12.5 million, 12.6 million, and 4.8 million square feet of cultivated sod in fiscal years 2007, 2006 and 2005, respectively. The Company is currently developing additional sod acreage. The Company entered into an agreement in fiscal year 2006 with a United States sod wholesaler to market its crop. Additionally, the Company began selling uncultivated sod (bahia) to local landscapers from its pastures in fiscal year 2005. The Company harvested approximately 51.9 million, 15.9 million and 1.8 million square feet of uncultivated sod during fiscal years 2007, 2006 and 2005, respectively.
Native trees and shrubs
A small percentage of the Company’s properties are classified as timberlands. Thinning of timber began in fiscal year 2006 and was completed during fiscal 2007. Additionally the Company sells sabal palms, palm fans, oak trees and other horticultural commodities growing naturally on the property. These products are sold to landscaping companies in Florida. The Company does not incur any of the harvesting expenses for any of its tree or shrub sales.
Non Agricultural Operations
Mining Operations: Rock and Sand
Prior to July 2005, the Company leased a portion of its property in Lee County, Florida to CSR America, Inc. of West Palm Beach, Florida for the mining and production of rock, aggregate, sand, base rock and other road building and construction materials.
Royalties received for these products are based on a percentage of the F.O.B. plant sales price. The Company sold the majority of the property in Lee County where the mines were located in July 2005. A contract is pending for the sale of the remaining Lee County property. The Company does not anticipate any additional royalties from this property.

In May 2006, the Company paid $10.6 million to purchase a 526 acre riverfront mine site for rock and fill in Glades County, Florida. The Company has allocated approximately 54% of the purchase price to the rock and sand reserves, with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves are depleted and charged to cost of goods sold proportionately as the property is mined.
Additionally, the Company is currently seeking a permit for a rock mine on its Hendry County property. Other properties are currently being evaluated for mine sites.
Land Rentals for Grazing, Agricultural, Oil Exploration and Other Uses
The Company rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. The Company will continue to develop additional land to lease for farming as strategically advantageous and profitable. There were no significant changes in the method of rental for these purposes during the past fiscal year.
Competition
As indicated, the Company is primarily engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. For instance, citrus is grown in foreign countries and several states, the most notable of which are: Brazil, Florida, California, and Texas. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Sugarcane products compete with products from sugar beets in the United States as well as imported sugar and sugar products from foreign countries. Sod is produced throughout the United States, as are vegetables and vegetable transplants. Forest and rock products are produced in most parts of the United States. Leasing of land is also widespread.   The Company’s share of the United States market for citrus, sugarcane, cattle, sod, vegetables, vegetable transplants, mining and forest products is less than 3%.
Environmental Regulations
The Company’s operations are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes the Company is in compliance with all such rules and such compliance has not had a material effect upon capital expenditures, earnings or the Company’s competitive position.
While compliance with environmental regulations has not had a material economic effect on the Company’s operations, executive officers are required to spend a considerable amount of time monitoring these matters. In addition, there are ongoing costs incurred in complying with permitting and reporting requirements.
Employees
At August 31, 2007, the Company had a total of 228 full-time employees classified as follows: Bowen 15; Citrus 82; Sugarcane 12; Ranch 13; Plant World 21; Vegetables 9; Sod 6; Real Estate 2; Leasing 1; Facilities Maintenance Support 40; General and Administrative 27. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business
As with any agribusiness enterprise, the Company’s business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs in all quarters, but is more concentrated during the second and third fiscal quarters. Sugarcane is harvested during the first, second and third fiscal quarters. Vegetable harvest and sales generally occur in the first, second and third fiscal quarters. Vegetable transplant sales occur primarily in the first, second and third fiscal quarters. Other segments of the Company’s business such as its cattle and sod sales, timber, mining and leasing operations, tend to be recurring rather than seasonal in nature.
Capital resources and raw materials
Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Additionally, the Company has credit commitments that provide for revolving credit that is available for the Company’s general use. Raw materials needed to propagate the various crops grown by the Company are readily available from local sources.
Available Information
The Company’s internet address is: http://www.alicoinc.com. The Company files reports with the Securities Exchange Commission (“SEC”) as required by SEC rules and regulations on Form 8-K, Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.
The Company is an electronic filer with the SEC and these reports are available through the SEC internet site (http:www.sec.gov), and through the Company’s website as soon as reasonably practicable after filing with the SEC. Copies of documents filed with the SEC are also available free of charge upon request.
Item 1A. Risk Factors
The Company’s operations involve varying degrees of risk and each investor should consider the specific risks and speculative features inherent in and affecting the business of the Company before investing in the Company. In considering the following risk and speculative factors, an investor should realize that there is a possibility of losing his or her entire investment.
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
General
The Company has not fully settled its appeal with the IRS.
The Company has been in negotiations with IRS Appeals regarding a thirty day letter issued by the IRS pertaining to audits of Alico and its Agri Insurance subsidiary for the tax years 2000 through 2004. As a result of the negotiations, the Company has paid a total of $66.2 million, representing $41.4 million of additional taxes, $20.7 million of interest, and $4.1 million of penalties. The Company does not believe that any additional payments will be required to settle the matter with the IRS and has submitted a closing agreement to IRS Appeals; however, IRS Appeals has not yet executed the closing agreement and could take a position requiring the Company to remit additional funds.

The Company has a 50.5% stockholder and a limited public float which could adversely affect the price of its stock and restrict the ability of the minority shareholders to have a voice in corporate governance.
Atlantic Blue Group, Inc. (Atlanticblue) (formerly Atlantic Blue Trust, Inc.) is the owner of approximately 50.5% of the Company’s common stock. Accordingly, the Company’s common stock is thinly traded and its market price may fluctuate significantly more than stocks with a larger public float. Additionally by virtue of its ownership percentage, Atlanticblue is able to elect all directors and, consequently, is deemed to control the Company. While Atlanticblue has issued a governance letter dated September 29, 2006 reaffirming its commitment to maintaining a majority of independent directors on Alico’s Board of Directors, this commitment may be terminated at any time upon 30 days prior written notice. The Company does not have cumulative voting. Accordingly, stockholders of the Company other than Atlanticblue have no effective control over who the management and directors of the Company are or will be.
The Company manages its properties in an attempt to capture its highest and best use and customarily does not sell property until it determines that the property is surplus to its agricultural activities by reason of its potential for industrial, commercial or residential use. The Company has little control over when this occurs as real estate sales are primarily market driven.
The Company’s goal for its land management program is to manage and selectively improve its lands for their most profitable use. To this end, the Company continually evaluates its properties focusing on soil capabilities, subsurface composition, topography, transportation, availability of markets for its crops and the climatic characteristics of each of the tracts. While the Company is primarily engaged in agricultural activities, when land is determined to be better suited to industrial, commercial or residential use, the Company has classified the property as surplus to its agricultural activities and sold it. The Company’s land management strategy is thus a long term strategy to acquire, hold and manage land for its best use, selling surplus land at opportune times and in a manner that would maximize the Company’s profits from such surplus tracts. The timing for when agricultural lands become best suited for industrial, commercial or residential use depends upon a number of factors which are beyond the control of the Company such as:
•	population migration;

•	national, regional and local economic conditions;

•	conditions in local real estate markets (e.g., supply of land verses demand);

•	competition from other available property;

•	current level of, or potential availability of roads and utilities;

•	availability of governmental entitlements;

•	government regulation and changes in real estate, zoning, land use, environmental or tax laws;

•	interest rates and the availability of financing, and;

•	potential liability under environmental and other laws.
The Company is not able to predict when its properties will become best suited for non-agricultural use and has limited ability to influence this process. Additionally, changes from time to time in any or a combination of these factors could result in delays in sales, the Company’s ability to sell tracts which are determined to be surplus or its ability to realize optimum pricing from such sales.

The Company carries large receivables from seller-financed sales of large tracts of surplus land the collectibility of which is subject to credit risk relating to debtors.
The Company’s sale of surplus lands often involves buyer financing provided by the Company. In addition to the cash deposit paid by a buyer of surplus land, the Company at times takes a mortgage for the unpaid balance of the purchase price of the land sales contract. The collectibility of the amounts owed and the likelihood that the Company will achieve the profitability promised by any sales contract is dependent on the creditworthiness of the mortgagors, which often depends upon their continued financial success. The purchasers of the surplus tracts are often developers, whose success is in turn directly affected by multiple factors in the national and local real estate markets, including but not limited to interest rates, demand for housing, competition from other available land, and unanticipated costs of construction. Depending on the magnitude of its debt to the Company, a mortgagor’s default on a sales contract or the bankruptcy of any material purchaser of surplus land could have a materially adverse effect on the Company.
The Company is subject to environmental liability by virtue of owning significant holdings of real estate assets.
The Company faces a potential for environmental liability by virtue of its ownership of real property. If hazardous substances (including herbicides and pesticides used by the Company or by any persons leasing the Company’s lands) are discovered on or emanating from any of the Company’s lands and the release of such substances presents a threat of harm to the public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Although the Company purchases insurance when it is available for environmental liability, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available to the Company at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land or be significant enough that it would have a materially adverse effect on the Company.
The Company has three large customers that account for 46% of revenues.
For the fiscal year ended August 31, 2007, the Company’s three largest customers accounted for approximately 46% of operating revenues, with its largest customer accounting for 21% of operating revenue. The Company’s largest customer is U.S. Sugar, for whom the Company grows raw sugarcane. Additionally, the Company sells citrus to Southern Gardens, a wholly owned subsidiary of U.S. Sugar. The balance of the sales concentration is attributable to citrus contracts with Tropicana (a subsidiary of PepsiCo) and Ben Hill Griffin, Inc. These marketing arrangements involve marketing pools which allow the contracting party to market the Company’s product in conjunction with the product of other entities in the pool and pay the Company a proportionate share of the resulting revenue from the sale of the entire pooled product. While the Company believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts.
Agricultural Risks — General
Agricultural operations generate a large portion of the Company’s revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product liability.

Agricultural products are subject to supply and demand pricing which is not predictable.
Because the Company’s agricultural products are commodities, the Company is not able to predict with certainty what price it will receive for its products; however, its costs are relatively fixed. Additionally, the growth cycle of such products in many instances dictates when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may cause higher prices. Shortages often result from adverse growing conditions which can reduce available product of growers in affected growing areas while not affecting others in non-affected growing areas. Since multiple variables which can affect pricing are incurred before pricing and supply are known, the Company cannot accurately predict or control from year to year what its profits or losses from agricultural operations will be.
The Company’s agricultural assets are concentrated and the effects of adverse weather conditions such as hurricanes can be exaggerated.
The Company’s agricultural operations are concentrated in south Florida counties with more than 80% of its agricultural lands located at Alico Ranch in Hendry County. All of these areas are subject to occasional periods of drought, excess rain, flooding, and freeze. Crops require water in different quantities at different times during the growth cycle. Accordingly, too much or too little water at any given point can adversely impact production. While the Company attempts to mitigate controllable weather risks through water management and crop selection, its ability to do so is limited. The Company’s operations in south and central Florida are also subject to the risk of hurricanes. Hurricanes have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of wind blown disease. The Company was impacted by hurricanes during fiscal years 2006, 2005 and 2004 and sustained losses relating to the storms during all three fiscal years. The Company seeks to minimize hurricane risk by the purchase of insurance contracts, but a portion of the Company’s crops remain uninsured. Because the Company’s agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in the Company’s results of operations.
Water Use Regulation restricts the Company’s access to water for agricultural use.
The Company’s agricultural operations are dependent upon the availability of adequate surface and underground water needed to produce its crops. The availability of water for use in irrigation is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which the Company’s lands are located. Currently, the Company has permits for the use of underground and surface water which are adequate for its agricultural needs. Surface water in Hendry County, where much of the Company’s agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and the system of canals used to irrigate such land. Since the Army Corps of Engineers controls the level of Lake Okeechobee, this organization ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district. Recently the Army Corps of Engineers decided to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levees surrounding the lake to restrain rising waters which could result from hurricanes. Changes in permitting for underground or surface water use during times of drought, because of lower lake levels, may result in shortages of water for agricultural use by the Company and could have a materially adverse effect on the Company’s agricultural operations and financial results.

The Company’s citrus groves are subject to damage and loss from disease including but not limited to citrus canker and citrus greening diseases.
The Company’s citrus groves are subject to damage and loss from diseases such as Citrus Canker and Citrus Greening. Each of these diseases are widespread in Florida and the Company has found instances of Citrus Canker and/or Citrus Greening in several of its groves. Both diseases are present in areas where Company groves are located. There is no known cure for Citrus Canker at the present time although some pesticides inhibit the development of the disease. The disease is spread by contact with infected trees or by wind blown transmission. The Company’s policy is to destroy trees which become infected with this disease or with Citrus Greening disease. The Company maintains an inspection program to discover infestations early. Citrus Greening destroys infected trees and is spread by psyllids. The Company utilizes a pesticide program to control these hosts. There is no known pesticide or other treatment for Citrus Greening once trees are infected at the present time. Both of these diseases pose a significant threat to the Florida Citrus industry and to the Company’s citrus groves. Wide spread dissemination of these diseases in the Company’s groves could cause a material adverse effect to the Company’s operating results and citrus grove assets.
Pesticide and herbicide use by the Company or its lessees could create liability for the Company.
The Company and some of the parties to whom the Company leases land for agricultural purposes, use herbicides, pesticides and other hazardous substances in the operation of their businesses. All pesticides and herbicides used by the Company have been approved for use by the proper governmental agencies with the hazards attributable to each substance appropriately labeled and described. The Company applies such chemicals strictly in accordance with the labeling. However, the Company does not have any knowledge or control over the chemicals used by third parties who lease the Company’s lands for cultivation. It is possible that some of these herbicides and pesticides could be harmful to humans if used improperly, or that there may be unknown hazards associated with such chemicals despite any contrary government or manufacturer labels. The Company might have to pay the costs or damages associated with the improper application, accidental release or the use or misuse of such substances.
Changes in immigration laws or enforcement of such laws could impact the ability of the Company to harvest its crops.
The Company engages third parties to provide personnel for its harvesting operations. The personnel engaged by such companies typically come from pools composed of immigrant labor. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws or by stricter enforcement of such laws. The scarcity of available personnel to harvest the Company’s agricultural products could cause the Company’s harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a materially adverse effect upon the Company.
Changing public perceptions regarding the quality, safety or health risks of our agricultural products can affect demand and pricing of such products.
The general public’s perception regarding the quality, safety or health risks associated with particular food crops the Company grows and sells could reduce demand and prices for some of the Company’s products. To the extent that consumer preferences evolve away from products the Company produces for health or other reasons, and the Company is unable to modify its products or to develop products that satisfy new customer preferences, there could be decreased demand for the Company’s products. Even if market prices are unfavorable, produce items which are ready to be or have been harvested must be brought to market. Additionally, the Company has significant investments in its citrus groves and cannot easily shift to alternative products for this land. A decrease in the selling price received for the Company’s products due to the factors described above could have a materially adverse effect on the Company.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
At August 31, 2007, the Company owned a total of 135,466 acres of land located in five counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:
Alico, Inc. & Subsidiaries
Land Use Summary
August 31, 2007

	Total	Hendry	Polk	Collier	Glades	Lee
Citrus:
Producing acres	10,582	3,048	3,405	4,129	—	—
Support and nonproductive*	6,303	2,317	789	3,197	—	—

Total Citrus	16,885	5,365	4,194	7,326	—	—

Sugarcane:
Producing acres	10,254	10,254	—	—	—	—
Support and nonproductive*	11,541	11,541	—	—	—	—

Total Sugarcane	21,795	21,795	—	—	—	—

Ranch:
Improved pasture	21,201	20,906	295	—	—	—
Semi-improved pasture	21,752	20,038	602	1,112	—	—
Native pasture	19,513	11,846	5,949	1,718	—	—
Support and nonproductive*	24,263	23,207	376	680	—	—

Total Ranch	86,729	75,997	7,222	3,510	—	—

Farming:
Leased acres	4,886	4,886	—	—	—	—
Support and nonproductive*	1,008	1,008	—	—	—	—

Total farming	5,894	5,894	—	—	—	—

Sod:
Producing acres	2,193	2,193	—	—	—	—
Support and nonproductive*	363	363	—	—	—	—

Total sod	2,556	2,556	—	—	—	—

Rock and Sand Mining	526	—	—	—	526	—
Commercial & Residential	1,081	54	66	—	—	961

Total	135,466	111,661	11,482	10,836	526	961

*	Includes buildings, roads, water management systems, fallow lands and wetlands.

Of the above lands, the Company utilizes approximately 21,000 acres of improved pasture plus approximately 49,000 acres of semi-improved and native pasture for cattle production. Much of the land is also leased for multi-purpose use such as oil exploration, farming and recreation.
From the inception of the Company’s initial development program in 1948, the goal has been to develop the lands for their most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. Management believes that the Company lands are suitable for agricultural, residential and commercial uses. In the past some of the land was considered surplus to the agricultural needs of the Company and, as indicated under Item 1 of this report, sales of such surplus property were made from time to time.
The Company utilizes consultants to work with senior management and the Board of Directors to enhance the planning and strategic positioning of all Company owned land. These consultants also oversee the entitlement of the Company’s land assets in order to preserve these rights should the Company choose to develop the property in the future.
Management believes that each of the major agricultural programs is adequately supported by equipment, buildings, fences, irrigation systems, drainage systems and other amenities required for the operation of the projects.
Item 3. Legal proceedings
Alico formed a wholly owned insurance subsidiary, Agri in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverage for the increasing number and potential severity of agricultural events. Alico’s goal included not only pre-funding its potential exposures but also to attempt to attract new underwriting capital if it was successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.
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
The Company has been in negotiations with IRS Appeals regarding a thirty day letter issued by the IRS pertaining to audits of Alico and its Agri-Insurance subsidiary for the tax years 2000 through 2004. As a result of the negotiations, the Company has paid a total of $66.2 million, representing $41.4 million of additional taxes, $20.7 million of interest, and $4.1 million of penalties. The Company does not believe that any additional payments will be required to settle the matter with the IRS and has submitted a closing agreement to IRS Appeals; however, IRS Appeals has not yet executed the closing agreement and could take a position requiring the Company to remit additional funds.
When the IRS issue is ultimately settled, the Company expects to remit approximately $6.4 million of state taxes. The interest on these taxes is estimated at $3.7 million at August 31, 2007 and will continue to accrue until full payment is made.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters.
Common Stock Prices   The common stock of Alico, Inc. is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low prices as reported by NASDAQ, by fiscal quarter, during the years ended August 31, 2007 and 2006 are presented below:

	2007		2006
	Price		Price
	High	Low	High	Low

First Quarter	$62.92	$54.03	$51.95	$42.06

Second Quarter	$57.75	$47.04	$47.50	$42.47

Third Quarter	$62.24	$46.25	$58.76	$42.04

Fourth Quarter	$65.00	$45.86	$59.35	$48.40
Approximate Number of Holders of Common Stock
As of October 31, 2007 there were approximately 417 holders of record of the Company’s Common Stock as reported by the Company’s transfer agent.
Dividend Information
Dividends declared during the last two fiscal years were as follows:

Record Date	Payment Date	Amount Paid Per Share

September 30, 2005	October 15, 2005	$0.250
December 31, 2005	January 15, 2006	$0.250
March 31, 2006	April 15, 2006	$0.250
June 30, 2006	July 15, 2006	$0.250
September 29, 2006	October 15, 2006	$0.275
December 29, 2006	January 15, 2007	$0.275
March 30, 2007	April 16, 2007	$0.275
June 29, 2007	July 16, 2007	$0.275
On October 15, 2007, the Company paid a dividend of $0.275 per share to shareholders of record as of September 28, 2007. At a Board of Directors meeting held on September 28, 2007 the Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 29, 2007, with payment expected on or about January 15, 2008.
The Company’s ability to pay dividends in the immediate future is dependent on a variety of factors including earnings and the financial condition of the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company made during the three months ended August 31, 2007 by the Company or any “affiliated purchaser” of the Company as defined in rule 10B-18(a)(3) under the Exchange Act.

			Number of	Maximum
			Shares purchased	number of
	Total	Average	as part of	shares that can
	number of	price	publicly	yet be purchased
	shares	paid per	announced plans	under the plan or
Period	purchased	share	or programs (1)(2)	programs

06/01/07 — 06/30/07	—	—	—
07/01/07 — 07/31/07	—	—	—
08/01/07 — 08/31/07	7,000	51.98	7,000	87,230

	7,000	$51.98	7,000	87,230

(1)	On November 17, 2005 the Company publicly announced that its Board of Directors had authorized a plan to purchase up to 31,000 shares of the Company’s common stock through August 31, 2007 for the purpose of funding its Director Stock Compensation Plan.

(2)	During January 2007, Alico announced that its Board of Directors had authorized the repurchase of up to 100,000 shares of the Company’s common stock through August 31, 2010, in addition to the previously announced repurchases, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Senior Managers to align their interests with those of the Company’s shareholders.
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
On July 17, 2006 the Company hired a Vice President of Real Estate. As a portion of the total compensation package, the Board awarded 13,000 shares of restricted stock. Under the terms of the agreement, the shares were to vest 25% on July 17, 2010 and continue to vest 25% per year until they were fully vested. The fair value per share was $53.13 on the date of the award. The grant was forfeited due to the resignation of the individual during the third quarter of fiscal year 2007. Since none of the shares granted on July 17, 2006 had vested, the previously recognized compensation cost of $93 thousand was reversed during the third quarter of fiscal year 2007.
On October 27, 2006, the Board awarded 20,000 shares of restricted stock to the Chief Executive Officer as additional compensation. Under the terms of the agreement, 4,000 shares vested effective August 31, 2006 and 4,000 vested effective August 31, 2007. The remaining shares will vest 4,000 per year annually until they are fully vested. The fair value per share was $61.96 on the date of the award.

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
The stock repurchases will be made on a quarterly basis between January 2007 and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact upon the market of the purchases for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. In accordance with the approved plans, the Company may purchase an additional 87,230 shares. Pursuant to these plans, the Company purchased 7,000, 10,843 and 9,927 shares in the open market during the fourth, third and second quarter of fiscal year 2007, respectively, at an average price of $53.45 per share.
The following schedules detail the various transactions outlined above:
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,158	$17.90	273,815

Equity compensation plans not approved by security holders	—	—	—

Total	44,158	$17.90	273,815

Item 6. Selected Financial Data

	Years Ended August 31,
Description	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Amounts)

Operating revenue	$134,837	$77,434	$55,525	$52,057	$48,285
Operating expenses	105,135	62,693	43,179	39,306	43,582
Income from continuing operations	16,228	2,982	2,321	6,667	4,703
Income from continuing operations per weighted average common share	$2.20	$0.40	$0.32	$0.92	$0.66
Total Revenue	143,930	92,594	75,384	87,779	66,532
Total Costs and Expenses	124,528	79,910	66,146	59,979	47,448
Income Taxes	33,246	6,215	3,148	9,987	6,425
Net (loss) Income	(13,844)	6,469	6,090	17,813	12,659
Average Number of Shares Outstanding	7,369	7,368	7,331	7,219	7,106
Net (loss) Income Per Share	(1.88)	0.88	0.83	2.47	1.78
Cash Dividend Declared Per Share	1.10	1.03	1.25	0.60	0.35
Current Assets	127,216	110,913	128,977	125,925	90,204
Total Assets	280,887	262,753	247,694	238,242	216,545
Current Liabilities	17,519	18,078	17,819	10,136	10,124
Ratio-Current Assets to Current Liabilities	7.26:1	6.14:1	7.24:1	12.42:1	8.91:1
Working Capital	109,697	92,835	111,158	115,789	80,080
Long-Term Obligations	145,164	103,572	85,689	82,908	80,239
Total Liabilities	161,941	121,650	103,508	93,044	90,363
Stockholder’s Equity	118,946	141,103	144,186	145,198	126,182
Alico, through its newly formed subsidiary Bowen, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made to provide Alico with additional marketing expertise and the ability to harvest its own fruit crop. Results from Bowen have been included for fiscal years 2006 and 2007. For further information concerning on Bowen’s operations and assets please refer to Note 11 of the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
  Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions, and strategic alternatives under consideration, are predictive in nature or depend upon or refer to future events or conditions, are subject to known, as well as, unknown risks and uncertainties that may cause actual results to differ materially from expectations. There can be no assurance that any future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.
When used in this document, or in the documents incorporated by reference herein, the words anticipate, should, believe, estimate, may, intend, expect, and other words of similar meaning, are likely to address the Company’s growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.
The following discussion focuses on the results of operations and the financial condition of the Company. This section should be read in conjunction with the Consolidated Financial Statements and Notes.
Liquidity and Capital Resources
Working capital increased to $109.7 million at August 31, 2007 from $92.8 million at August 31, 2006. As of August 31, 2007, the Company had cash and cash equivalents of $34.8 million compared to $25.1 million at August 31, 2006. Marketable securities decreased to $46.2 million from $50.1 million during the same period. The ratio of current assets to current liabilities increased to 7.26 to 1 at August 31, 2007 from 6.14 to 1 at August 31, 2006. Total assets increased by $18.1 million to $280.9 million at August 31, 2007, compared to $262.8 million at August 31, 2006.
Management believes that the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, the Company entered into a credit facility in fiscal year 2006, which was amended during the fourth quarter of fiscal year 2007. The commitments under the credit facility provides for revolving credit of up to $175.0 million. Of the $175.0 million credit commitment, $46.6 million was available for the Company’s general use at August 31, 2007 (see Note 6 to Consolidated Financial Statements).
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The total additional federal taxes, penalties and interest proposed by IRS exams were in excess of $119.0 million. The Company has been working with IRS appeals to settle the case and has reached a tentative agreement for the payment of federal taxes, penalties and interest of approximately $66.2 million. In order to cease additional interest from accruing on this liability, the Company has paid $66.2 million to the IRS from its revolving credit line. Based on the contemplated settlement, the Company estimated additional state taxes and interest of $10.1 million at August 31, 2007 which will be due and payable when the IRS audit is settled. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a proposed closing document has been prepared by the Company’s tax counsel and provided to IRS Appeals for review. The Company expects full resolution of this matter by January 2008; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.

In December 2006, the Company’s subsidiary, Alico-Agri, Ltd. restructured three contracts in connection with the sale of property in Lee County, Florida. The original contracts were entered into in 2001 and 2003, respectively, for approximately 5,609 acres. The Company received $7.5 million upon execution of the December 2006 restructured agreements.
Under the terms of the first restructured contract, $3.8 million of the closing proceeds were applied to the existing mortgage receivable principal balance of $56.6 million and accrued interest of $1.7 million was added back to the mortgage receivable as additional principal. Four annual principal plus interest payments of the remaining $54.5 million mortgage will commence with a scheduled payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually to 4.0% annually. The Company is recognizing the gain on the sale of this parcel under the installment method.
The second contract, for a gross sales price of $63.5 million, was renegotiated to a series of four annual options with up to four annual extensions. The first option was extended on September 28, 2007. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
A third contract, for a gross sales price of $12.0 million, was renegotiated as a sales contract with a purchase money mortgage. The mortgage provides for interest payments only for a period of four years followed by four equal annual payments of principal together with accrued interest thereon. The annual interest rate under the note is 6%. In order to obtain an extension on the second contract, the third contract must also be extended. There are up to four annual extensions. The second contract was extended on September 28, 2007.
Due to complications in the permitting process and an overall slowdown in the real estate market, the Company agreed to restructure the first contract again in September 2007, with the terms to be effective as of the original closing in July 2005. Under the terms of the restructure, the Company received $6.8 million on October 22, 2007 representing $445 thousand of principal with the remaining classified as interest. Additionally, under the terms of the renegotiated agreement, Alico will receive quarterly interest payments based upon LIBOR, plus a percentage, as well as $3.5 million of principal on September 28, 2008, $12.0 million principal payments on September 28, 2009 & 2010, and the remaining principal of $26.6 million on September 28, 2011. Payments due under the second and third contracts were made on September 28, 2007.
Overall, gross profits during fiscal year 2008 are expected to be significantly lower than those of fiscal year 2007. Management expects continued profitability from the Company’s agricultural operations during fiscal 2008, but at lower overall levels than experienced in fiscal year 2007. Profits from citrus operations are expected to be reduced from fiscal 2007 levels due to a larger expected Florida citrus crop. The final Florida orange production forecast for fiscal year 2007 was 128.9 million boxes, a year heavily impacted by hurricanes. The forecast for Florida orange production is currently 168.0 million boxes. The higher production levels are expected to cause unit prices and profits for citrus to decline in fiscal 2008.
The Company has implemented cost cutting measures in addition to improved crop rotation measures in its sugarcane division. The Company has not planted any additional sugarcane acreage. As a result, sugarcane profits are expected to be slightly lower in fiscal year 2008 than fiscal year 2007.
A severe drought affected the Company’s ranch during the spring of fiscal year 2007 which caused the Company to reduce its cattle herd in order to provide proper care for the remaining animals. As a result, the cattle herd has been reduced by approximately 2,000 animals from its fiscal year 2006 levels. This reduction in cattle herd size will reduce the number of animals available for sale in fiscal year 2008. The Company is working to improve its pasture lands and facilities to generate better conception rates and carrying capacity for the future. The results of these efforts however, will not affect the Company’s cattle operations in fiscal year 2008. Accordingly, the cattle division is expected to perform slightly better than breakeven in fiscal year 2008.

The Company began farming vegetables in fiscal year 2006 and will continue to expand that segment during fiscal year 2008. Vegetable profits have been strong during the past two fiscal years, and are expected to increase during fiscal year 2008 as vegetable acreage is expanded. The Company is increasing its vegetable operations through its 50% owned subsidiary, Alico-J&J, LLC, which is a joint venture with an experienced produce marketer.
Sod profits are expected to decline in fiscal year 2008, due to decreased demand for cultivated sod varieties caused by a slowdown in the housing market. General and administrative expenses are expected to decrease during fiscal year 2008. The Company has hired an internal audit staff in order to lower the cost of SOX compliance. Additionally, costs for legal and consulting fees are expected to decrease after the conclusion of the IRS appeal. Upon final settlement of the IRS appeal, the Company’s effective tax rate is expected to decrease.
Cash outlays for land, equipment, buildings, and other improvements totaled $9.1 million during the year ended August 31, 2007, compared to $33.2 million during fiscal year 2006, and $12.9 million in fiscal year 2005. In May 2006, Alico purchased 526 acres of riverfront mining property in Glades County, Florida for $10.6 million. In February 2006, Alico, through its newly formed subsidiary Bowen, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million. In October 2005, the Company through Alico-Agri, purchased 291 acres of lake-front property in Polk County, Florida, for $9.2 million. Due to damages incurred in the hurricane in fiscal year 2006, the Company had to replace 9 large barns, cattle feed structures, several employee houses and numerous greenhouses. Additionally, the Company incurred the normal costs of capital maintenance of its sugarcane plantings, raising replacement heifers for the cattle herd and replacing equipment. In September 2004, the Company, through Alico-Agri Ltd., purchased the assets of La Belle Plant World, Inc. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment.
The Company paid quarterly dividends of $0.275 per share on October 15, 2006, January 15, 2007, April 16, 2007 and July 16, 2007. On October 15, 2007 the Company paid a quarterly dividend of $0.275 per share to shareholders of record as of September 28, 2007. At its Board meeting on September 28, 2007, the Board declared a quarterly dividend of $0.275 per share payable to shareholders of record as of December 29, 2007 with payment expected on or about January 15, 2008.
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
The stock repurchases will be made on a quarterly basis between January 2007 and August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. The Company will use internally generated funds to make the purchases. The Company had previously announced the repurchase of 31,000 shares in order to fund its Director Compensation plan. In accordance with the approved plans, the Company may purchase an additional 87,230 shares. The Company purchased 27,770 shares in the open market at an average price of $53.45 per share during fiscal year 2007.

Results of Operations

	Fiscal years ended August 31,
Summary of results (in thousands):	2007	2006	2005

Operating revenue	$134,837	$77,434	$55,525
Gross profit	29,702	14,741	12,346
General & administrative expenses	13,474	11,759	10,025
Income from operations	16,228	2,982	2,321
Profit on sale of real estate	1,257	4,369	5,465
Interest and investment income	7,461	9,053	4,443
Interest expense	5,742	4,066	2,295
Other income (expense)	198	346	(696)
Provision for income taxes	33,246	$6,215	$3,148
Effective income tax rate	171.3%	49.0%	34.1%
Net (loss) income	($13,844)	$6,469	$6,090
Overall, income from operations improved significantly in fiscal year 2007 compared with fiscal year 2006. Net income declined, however, due to the imposition of additional taxes on prior year activities following the IRS audits. Operations by segment are discussed separately below.
General and Administrative
General and administrative expenses increased by 14.6% to $13.5 million in fiscal year 2007 compared with $11.8 million in fiscal year 2006. The increase was primarily due to salaries related to the hiring of additional staff ($0.6 million), Sarbanes Oxley (SOX) compliance costs ($0.3 million), legal fees related to ongoing IRS audits ($0.3 million), adjustments to the Company’s workers compensation reserve ($0.2 million), and increased depreciation expense related to capital expenditures ($0.2 million).
General and administrative expenses increased by 17.3% to 11.8 million in fiscal year 2006 compared with $10.0 million in fiscal year 2005. An increase in pension expense due to normal retirement benefits and a change in the discount rate used to value its defined benefit deferred compensation plan was the largest component of the difference. The acquisitions of Bowen and Plant World further contributed to the rise in general and administrative expenses, as did increased consulting fees during fiscal year 2006 in connection with the ongoing IRS audits compared with the prior fiscal year.
Profit from the Sale of Real Estate
The Company restructured several contracts for the sale of real estate during the second quarter of fiscal year 2007. In connection with the restructuring, the Company recognized gains of $1.3 million of installment proceeds on a prior sale that was recorded as non-operating income. Additionally, the Company recorded income in connection with a restructuring of a second contract of $1.9 million that was classified as operating revenue in the second quarter of fiscal year 2007. A third restructuring resulted in an installment gain of approximately $0.4 million that was recognized as operating revenue in the second quarter of fiscal 2007.
Due to changes in the market price of Florida real estate, the Company evaluated several of its properties for impairment at August 31, 2007. In conducting its evaluation, the Company reviewed the estimated non- discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that a 291 acre lakefront property in Polk County, Florida was impaired by approximately $1.9 million. The impairment loss was included as a charge to real estate operating expenses during the fourth quarter of fiscal year 2007.

In the first quarter of fiscal year 2006, the Company sold approximately 280 acres of citrus grove located south of LaBelle, Florida in Hendry County for $5.6 million cash for a net gain of $4.4 million. The Company has retained operating rights to the grove until residential development begins.
The sale of a Lee County parcel closed in escrow during the fourth quarter of fiscal year 2005. The sales price was $62.9 million consisting of $6.2 million in cash at closing with the balance held as a 2.5% mortgage note receivable of $56.7 million. At the time of the sale, a gain of $5.3 million was recognized. The remainder of the gain will be recognized on the installment method or when principal collections from the sale represent a continuing interest of at least 20% of the purchase price of the property.
Provision for Income taxes
The effective tax rate in fiscal year 2007 was 171.3% compared with 49.0% in fiscal year 2006 and 34.1% in fiscal year 2005. The rate increase for fiscal year 2007 was caused by adjustments totaling approximately $26.2 million related to the ongoing IRS proceedings for tax years 2000, 2001, 2002, 2003 and 2004 (see Notes 7 and 9 to the consolidated financial statements). The fiscal year 2006 increase was due to an adjustment of the tax contingency previously accrued. The Company recognized an additional accrual of $3.3 million for interest in its income tax provision for fiscal year 2006 related to the contingency.
Interest and Investment Income
Interest and investment income is generated principally from investments in corporate and municipal bonds, mutual funds, U.S. Treasury securities, and mortgages held on real estate sold on the installment basis.
Interest income for fiscal year 2007 was $7.5 million compared with $9.1 million in fiscal year 2006. In accordance with guidelines established by the Company’s Board of Directors, the Company restructured its investment portfolio during the first quarter of fiscal year 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. These sales resulted in a net realized gain of $3.3 million in fiscal year 2006. Additionally, the Company recognized interest income in connection with an installment sale of approximately $2.5 million in fiscal year 2006. This interest, in conjunction with the realized gains mentioned above, was the primary reason that interest and investment income increased in fiscal year 2006 when compared to the prior year.
Interest Expense
Interest expense increased during fiscal years 2007 and 2006 when compared to the prior fiscal years due to higher interest rates and debt levels. The majority of the Company’s borrowings are based on the London Interbank Offered Rate (LIBOR). The LIBOR rates increased to 5.38% in fiscal year 2007 from 5.33% in fiscal year 2006 and 3.69% in fiscal year 2005. Total debt levels were $136.9 million at August 31, 2007, $64.0 million at August 31, 2006 and $51.3 million at August 31, 2005.

	Fiscal years ended August 31,
	2007	2006	2005
Revenues
Agriculture:
Bowen Brothers Fruit	$52,716	$30,869	$—
Citrus groves	47,484	22,188	26,231
Sugarcane	9,432	8,926	9,323
Cattle	9,977	5,700	11,017
Alico Plant World	2,832	3,270	2,587
Vegetables	3,803	2,389	—
Sod	2,180	1,528	402
Native trees and shrubs	249	142	231

Agriculture operations revenue	128,673	75,012	49,791
Real estate activities	3,329	113	810
Land leasing and rentals	1,495	1,369	1,933
Mining royalties	1,340	940	2,991

Total operating revenue	$134,837	$77,434	$55,525

Operating revenues increased by 74.12% to $134.8 million in fiscal year 2007 compared with $77.4 million in fiscal year 2006. The increase was primarily due to higher citrus prices realized by Bowen and the Company’s citrus grove operations during fiscal year 2007.
Operating revenues increased by 39.5% to $77.4 million in fiscal year 2006 compared with $55.5 million in fiscal year 2005. The increase was primarily due to the Company’s purchase of Bowen during the second quarter of fiscal 2006. Bowen’s operations generated revenues of $30.9 million from the date of acquisition to August 31, 2006.

	Fiscal years ended August 31,
	2007	2006	2005
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$930	$(268)	$—
Citrus groves	24,057	7,614	6,247
Sugarcane	599	360	499
Cattle	255	786	2,109
Alico Plant World	17	(1,103)	459
Vegetables	496	985	—
Sod	862	688	(78)
Native trees and shrubs	249	142	231

Gross profit from agricultural operations	27,465	9,204	9,467
Real estate activities	(79)	52	482
Land leasing and rentals	1,102	917	1,294
Mining royalties	1,214	940	2,991
Net casualty loss (recovery)	—	3,628	(1,888)

Gross profit	29,702	14,741	12,346
Profits from the sale of bulk real estate	1,257	4,369	5,465
Net interest and investment income	1,719	4,987	2,148
Corporate general and administrative and other	(13,276)	(11,413)	(10,721)

Income before income taxes	$19,402	$12,684	$9,238

Gross profit increased to $29.7 million for fiscal year 2007 compared with $14.7 million for fiscal 2006. Profits from agriculture operations totaled $27.5 million in fiscal 2007, an increase of $18.3 million from fiscal 2006. This increase was primarily due to higher citrus prices and volume. Gross profit from agricultural operations was $9.2 million in fiscal year 2006, down slightly from the prior year results of $9.5 million. Due to the cyclical nature of agriculture, the Company is continuing to diversify its agricultural ventures.
Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season.
Bowen
Bowen’s operations generated revenues of $52.7 million and $30.9 million for the fiscal years 2007 and 2006, respectively. Gross profit recorded during fiscal year 2007 was $0.9 million compared to a loss of $0.2 million for fiscal year 2006. By utilizing Bowen to harvest the Company’s fruit during fiscal years 2006 and 2007, the Company was also able to reduce citrus harvesting costs from traditional market rates. The normal profit margin on intercompany harvesting was eliminated from Bowen’s results, and the cost savings was reflected in the Company’s Citrus Grove segment.
Citrus Groves
The Citrus Groves division recorded gross revenues of $47.5 million, $22.2 million and $26.2 million and gross profits of $24.1 million, $7.6 million and $6.2 million, for the fiscal years ended August 31, 2007, 2006 and 2005, respectively. Hurricanes, citrus diseases and increased real estate development in the central and southern portions of Florida, where the majority of citrus in the state is produced, have combined to reduce the supply of citrus for the past two years, resulting in per unit price increases for citrus products across the industry. Revenue per box was $13.29, $7.22 and $6.56 in fiscal years 2007, 2006 and 2005, respectively.
The Company has experienced reduced crops due to hurricanes and disease during the past two fiscal years, harvesting 3.5 million, 3.3 million and 3.9 million 90 pound equivalent boxes of citrus in fiscal years 2007, 2006 and 2005 respectively. The Company estimates that its fiscal year 2008 crop will be approximately 4.0 million boxes.
The fiscal year 2008 crop forecast by the USDA indicates that the supply of Florida round oranges will increase which in turn may lower prices. The USDA forecast is for 168.0 million boxes for fiscal year 2008 compared with production of 128.9 million boxes in fiscal year 2007, 147.9 million boxes in fiscal year 2006 and 149.8 million boxes in fiscal year 2005.
Sugarcane
Sugarcane revenues were $9.4 million, $8.9 million and $9.3 million during fiscal years 2007, 2006 and 2005, respectively. Sugarcane generated gross profits of $0.6 million, $0.4 million and $0.5 million during fiscal years 2007, 2006 and 2005, respectively. During fiscal years 2007, 2006 and 2005, approximately 381,000, 342,000, and 407,000 standard tons of sugarcane were harvested. Average prices per standard ton were $24.76, $26.02 and $22.91 for fiscal years 2007, 2006 and 2005, respectively, and average yields were 37.14, 36.73 and 40.71 standard tons per acre, respectively.
Cattle
Cattle revenues were $10.0 million, $5.7 million and $11.0 million and gross profits from the sale of cattle were $0.3 million, $0.8 million and $2.1 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

During fiscal year 2007, the Company implemented a program designed to improve conception rates and reduce the supplemental feed costs of its cattle herd. The initiatives included improving the Company’s cattle pastures through fencing, grass plantings and reworking pastures where native weed growth had reduced the forage available for the cattle. These projects will be ongoing. It is the Company’s belief that those projects will allow the cattle herd to be sustained to a greater degree by grazing and will reduce the amount of supplements such as corn silage needed and thereby overall feeding costs. Furthermore, the Company is reducing the overall number of cattle on the property to allow for more grazing area per animal. In fiscal year 2007, the Company reduced its breeding herd by approximately 2,000 animals that were identified as poor producers. The sale of these animals generated revenues of $1.5 million during fiscal year 2007.
The core business of the Company’s cattle operation is the sale of calves through western feedlots to meat packing facilities, or if advantageous, to third parties directly from the ranch. Due to a severe drought during fiscal year 2007 and the stress effect of prior hurricanes on the cattle herd, fewer calves were born in fiscal year 2007 (8,488) than in fiscal year 2006 (9,029). The reduced number of births resulted in increased unit costs to current year calves, causing overall profit margins to decline in fiscal year 2007 when compared with fiscal year 2006.
During fiscal year 2005, in order to take advantage of record high prices for calves, the Company sold a portion of its calf crop that would have normally been delivered to western feedlots. Calves delivered to western feedlots require an additional nine months of preparation before they are ready for sale. More animals were sold during fiscal year 2005 than in fiscal year 2006. During fiscal year 2006, 7,454 animals were sold at an average price of $0.89 per pound. In fiscal year 2005, 13,257 animals were sold at an average price of $0.90 per pound. Cattle prices tend to run in cycles of approximately 15 years. The Company believes that the cattle market may have peaked in fiscal year 2005.
The eye of Hurricane Wilma, a category 3 hurricane, passed over Alico’s cattle ranch on October 24, 2005, generally stressing the cattle herd. In its aftermath, many of the Company’s cattle pastures were underwater for an extended period. Due to the stress of the hurricane and a temporary reduction in nutrition, the number of calves born in fiscal years 2007 and 2006 were reduced.
Plant World
In fiscal year 2007, Plant World sold 64.2 million vegetable transplants generating gross revenues of $2.8 million. In fiscal year 2006, Plant World sold 85.8 million vegetable transplants and generated gross revenues of $3.3 million. Plant World’s operations generated a profit of $17 thousand in fiscal 2007, a loss of $1.1 million in fiscal year 2006, and a profit of $0.5 million in fiscal year 2005.
During the spring of 2005, Plant World’s off season, the Company began to inventory overhead costs in anticipation of a verbal commitment for a large order. Subsequently, the customer withdrew the offer, and Plant World was not able to replace the volume during fall growing season of fiscal year 2006. This caused Plant World to reduce its inventory by $1.0 million to its net realizable value caused by unused capacity within its facility, driving the unit cost of plants higher. A further complication arose as fuel prices continued to rise. Plant World had made commitments to deliver at set prices and in some cases, at very low margins. The increased delivery expense reduced margins to below cost in many cases. Although Plant World was eventually able to exceed its prior year volume, the additional plants were spring vegetable varieties which traditionally have lower margins than fall varieties.
Plant World serves as an ancillary operation to Alico’s vegetable operations providing transplants. The Company continues to take measures including customer evaluations, staff reductions and other cost cutting actions to improve the profitability of this segment.

Vegetables
In fiscal year 2006 the Company began growing vegetables. In fiscal year 2007, the Company harvested 218,063 crates of corn from 809 acres and 124,642 bushels of beans from 878 acres generating revenues of $3.8 million and gross profits of $0.5 million. During fiscal year 2006, the Company planted 500 acres of sweet corn and 500 acres of green beans. The corn crop produced approximately 119,000 crates, and the beans produced approximately 77,000 bushels for total revenues of $2.4 million and gross profits of $1.0 million. The vegetable market is highly volatile and prices can vary greatly from crop to crop. While total revenues improved in fiscal year 2007 when compared with fiscal year 2006, gross profits declined due to decreased sweet corn prices resulting in lower profit margins.
In December of 2006, the Company entered into a joint venture with J&J Produce, Inc. of Loxahatchee, Florida, to farm cucumbers, squash, zucchini and other vegetables on Company property. Under the terms of the venture, Alico and J&J each own 50% of the newly formed Alico-J&J, LLC. Each member shares equally in the management and profits of the venture. Approximately 140 acres were harvested by the venture in fiscal year 2007, producing a yield of 56,725 bushels. Alico’s portion of the venture’s loss during fiscal year 2007 was $57 thousand and has been included with the vegetable segment in the consolidated statement of operations.
Sod
The Company had 463, 472 and 472 acres of cultivated sod in production during fiscal years 2007, 2006 and 2005. The company harvested approximately 12.5 million, 12.6 million and 4.8 million square feet of cultivated sod in fiscal years 2007, 2006 and 2005, respectively, generating revenues of $1.0 million, $0.8 million and $0.3 million during each fiscal year respectively. Additionally, the Company harvested 51.9 million, 15.9 million and 1.8 million square feet of uncultivated sod generating revenues of $1.2 million, $0.7 million and $0.1 million during fiscal years 2007, 2006 and 2005, respectively.
The Company is currently developing additional cultivated sod.
Native trees and shrubs
The Company sells sabal palms, palm fans, oak trees and other native horticultural commodities. These products are sold to landscaping companies in Florida. The Company does not incur any of the harvesting expenses for any of its tree or shrub sales. Gross profits from these operations were $0.2 million, $0.1 million and $0.2 million during fiscal years 2007, 2006 and 2005, respectively.
Non Agricultural Operations
Land leasing and rentals
Revenues from land rentals were $1.5 million, $1.4 million and $1.9 million during fiscal years 2007, 2006 and 2005, respectively, generating gross profits of $1.1 million, $0.9 million and $1.3 million. The Company is committed to leasing more of its land when water and drainage infrastructure are available.
Mining royalties
Gross revenues from mining royalties were $1.3 million, $0.9 million and $3.0 million for fiscal years 2007, 2006 and 2005, respectively. Gross profit from the sale of rock products and sand were $1.2 million, $0.9 million and $3.0 million during fiscal years 2007, 2006 and 2005, respectively.

In May 2006, the Company purchased a 526 acre riverfront mine site for rock and fill in Glades County, Florida for $10.6 million cash. The Company has allocated approximately 54% of the purchase price to the rock and sand reserves with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves will be depleted and charged to cost of goods sold proportionately as the property is mined.
Additionally, the Company is currently seeking a permit for a rock mine on its Hendry County property. Other properties are currently being evaluated for additional mine sites.
Off Balance Sheet Arrangements
The Company through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $5.6 million at August 31, 2007. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had forward sales contracts totaling $2.2 million at August 31, 2007, for which a purchaser had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year 2008.
During the second quarter of fiscal year 2007, the Company entered into a joint venture with J&J Produce and formed a new company. Alico-J&J Farms, LLC is engaged in vegetable farming. The initial crop covered 140 acres of property. Under the agreement, each member is responsible for 50% of the obligations, capital and expenses of the company and each member is in turn entitled to 50% of any profit or loss of the venture. Alico’s share of the loss was $57 thousand in fiscal year 2007. During the fourth quarter of fiscal year 2007, the members determined the acreage to be farmed for fiscal year 2008 would be 782. Alico’s portion of the estimated expenses of the venture for fiscal year 2008 is estimated to be $4.6 million. The equipment needed to operate the farm has been acquired using five year leases. Alico’s obligations under the equipment lease, should the joint venture default, would be $48 thousand annually or $189 thousand in total less the proceeds received from the disposition plus disposition costs.
Disclosure of Contractual Obligations
The contractual obligations of the Company at August 31, 2007 are set forth in the table below:

		Less than	1 - 3	3 - 5	5 +
	Total	1 year	years	years	years
Contractual obligations
Long-term debt	$136,889	$1,350	$130,992	$2,542	$2,005
Expected interest on debt	28,634	9,397	18,532	522	183
Commissions	3,205	21	747	2,149	288
Citrus purchase contracts	5,650	5,650	—	—	—
Retirement benefits	5,433	392	784	784	3,473
Deferred taxes	15,089	282	10,506	3,456	845
Building & equipment additions	550	550	—	—	—
Consulting contracts	913	727	186	—	—
Leases — operating	831	259	514	58	—

Total	$197,194	$18,628	$162,261	$9,511	$6,794

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
Revenue Recognition- Income is recognized at the time the crop is harvested. Based on fruit buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as more current relevant information regarding the citrus market becomes available.
Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual quarterly. Adjustments are made as additional relevant information regarding the sugar market becomes available.
For sales made through Bowen, the Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit; in these transactions, Bowen (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, Bowen recognizes revenues based on the gross amounts due from customers.
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
Capitalized Costs - In accordance with Statement of Position 85-3 “Accounting by Agricultural Producers and Agricultural Cooperatives”, the cost of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

Impairment of Long-Lived Assets - The Company evaluates property, equipment and capitalized development costs for our sugarcane and citrus groves for impairment when events or changes in circumstances indicate that the carrying value of assets contained in the Company’s financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss. The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. For further information concerning the impairment charges please refer to Note 1c to the consolidated financial statements.
Defined Benefit Retirement Plans - The Company maintains a non-qualified defined benefit deferred compensation plan, for key employees. Although the general assets of the Company are used to fund the plan, the Company has purchased life insurance policies on the covered employees to help fund the plan liabilities. The investments held by these life insurance policies are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions — discount rate and expected return on assets - are important elements of plan expense and asset/liability measurement. The Company evaluates these assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect the Company’s experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments and rates published by the Pension Benefit Guaranty Corporation (PBGC). At August 31, 2007, the discount rate used to compute the Company’s defined benefit deferred compensation plan was 5.35%.
Income Taxes - Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The total additional federal taxes, penalties and interest proposed by IRS exams were in excess of $119.0 million. The Company has been working with IRS appeals to resolve the case and has reached a tentative agreement for the payment of federal taxes, penalties and interest of approximately $66.2 million. In order to cease additional interest from accruing on this liability, the Company has paid $66.2 million to the IRS from its revolving credit line. Based on the contemplated settlement, the Company estimated additional state taxes and interest of $10.1 million at August 31, 2007 which will be due and payable when the IRS audit is concluded. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a proposed closing document has been prepared by the Company’s tax counsel and provided to IRS Appeals for review. The Company expects full resolution of this matter by January 2008; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.
Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.

For property transferred to Agri but not sold during the years under audit, the historical tax basis will be stepped-up to the fair market value of the property at the time of transfer. The Company has estimated the amount of basis step-up based on discussions with the IRS and classified the step-ups resulting from the transfer of property not sold as of August 31, 2004 based on their estimated tax benefits as a deferred tax asset at August 31, 2007. Should the actual outcome of the IRS settlement differ from the estimated amounts, the deferred taxes related to the basis step-ups could change.
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
The table below presents the costs and estimated fair value of the investment portfolio at August 31, 2007:

		Estimated
	Cost	Fair Value
Marketable Securities and Short-term Investments (1)

Fixed Rate	$37,837	$37,870
Variable Rate	$8,374	$8,372

(1)	See definition in Notes 1 and 2 in Notes to Consolidated Financial Statements.
The aggregate fair value of investments in debt instruments (net of mutual funds of $2,000) as of August 31, 2007, by contractual maturity date, consisted of the following:

Aggregate
Fair
Values
Due in one year or less	$30,341
Due between one and five years	6,420
Due between five and ten years	1,500
Due thereafter	5,981

Total	$44,242

Fixed rate securities tend to decline with market rate interest increases. Variable rate securities are generally affected more by general market expectations and conditions. A 1% change in interest rates on the Company’s portfolio would impact the Company’s annual interest revenue by approximately $440 thousand. Additionally, the Company has debt with interest rates that vary with LIBOR. A 1% increase in this rate would impact the Company’s annual interest expense by approximately $1.3 million based on the Company’s outstanding debt under these agreements at August 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
Alico, Inc.
LaBelle, Florida

We have audited the accompanying consolidated balance sheet of Alico, Inc. and Subsidiaries as of August 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of August 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alico, Inc. and Subsidiaries internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Alico, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Alico, Inc.’s internal control over financial reporting.

/s/MCGLADREY & PULLEN, LLP

Orlando, Florida
November 14, 2007

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of Directors of Alico, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Alico, Inc. and Subsidiaries as of August 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
November 17, 2006

CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$34,825	$25,065
Marketable securities available for sale	46,242	50,100
Accounts receivable, net	15,738	8,679
Mortgage and notes receivable	487	47
Inventories	25,214	24,545
Deferred tax asset	2,312	—
Other current assets	2,398	2,477

Total current assets	127,216	110,913

Other assets:

Mortgages and notes receivable, net of current portion	9,939	10,977
Investment and deposits	3,262	2,919
Deferred tax asset	3,950	—
Cash surrender value of life insurance, designated	7,530	6,593

Total other assets	24,681	20,489

Property, buildings and equipment	178,917	179,689
Less accumulated depreciation	(49,927)	(48,338)

Net property, buildings and equipment	128,990	131,351

Total assets	$280,887	$262,753

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,328	$1,966
Income taxes payable	3,335	$1,304
Current portion of notes payable	1,350	3,315
Accrued expenses	4,330	3,720
Dividends payable	2,024	2,027
Accrued ad valorem taxes	1,876	2,090
Deferred income taxes	—	282
Other current liabilities	2,276	3,374

Total current liabilities	17,519	18,078

Notes payable, net of current portion	135,539	60,687
Deferred income taxes, net of current portion	—	14,807
Deferred retirement benefits, net of current portion	5,041	4,952
Commissions payable, net of current portion, and deposits	3,842	2,833
Other non-current liability	—	20,293

Total liabilities	161,941	121,650

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000 shares; issued, none		—
Common stock, $1 par value. Authorized 15,000 shares; issued 7,376 shares; outstanding 7,357 in 2007 and 7,371 in 2006	7,376	7,376
Additional paid in capital	10,169	9,691
Treasury stock, at cost	(1,046)	(287)
Accumulated other comprehensive (loss) income	45	(29)
Retained earnings	102,402	124,352

Total stockholders’ equity	118,946	141,103

Total liabilities and stockholders’ equity	$280,887	$262,753

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Years Ended August 31,
	2007	2006	2005
Operating revenue
Agricultural operations	$128,673	$75,012	$49,791
Non-agricultural operations	2,835	2,309	4,924
Real estate operations	3,329	113	810

Total operating revenue	134,837	77,434	55,525

Operating expenses
Agricultural operations	101,208	65,808	40,324
Non-agricultural operations	519	452	639
Real estate operations	3,408	61	328
Net casualty loss (recovery)	—	(3,628)	1,888

Total operating expenses	105,135	62,693	43,179

Gross profit	29,702	14,741	12,346
Corporate general and administrative	13,474	11,759	10,025

Income from operations	16,228	2,982	2,321

Other income (expenses):
Profit on sales of bulk real estate:
Sales	1,434	5,761	15,416
Cost of sales	(177)	(1,392)	(9,951)

Profit on sales of bulk real estate, net	1,257	4,369	5,465
Interest & investment income	7,461	9,053	4,443
Interest expense	(5,742)	(4,066)	(2,295)
Other	198	346	(696)

Total other income, net	3,174	9,702	6,917

Income before income taxes	19,402	12,684	9,238
Provision for income taxes	33,246	6,215	3,148

Net (loss) income	$(13,844)	$6,469	$6,090

Weighted-average number of shares outstanding	7,369	7,368	7,331

Weighted-average number of shares outstanding assuming dilution	7,377	7,379	7,347

Per share amounts:
Basic	$(1.88)	$0.88	$0.83
Diluted	$(1.88)	$0.88	$0.83
Dividends	$1.10	$1.03	$1.25
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional	Treasury	Other
	Shares		Paid in	Stock	Comprehensive	Retained
	Issued	Amount	Capital	at cost	Income	Earnings	Total
Balances, August 31, 2004	7,309	$7,309	$7,800		$1,529	$128,560	$145,198
Comprehensive income:
Net income	—	—	—		—	6,090	6,090
Unrealized gains on securities, net of taxes of $234 and reclassification adjustment	—	—	—		666	—	666

Total comprehensive income:							6,756
Dividends	—	—	—		—	(9,211)	(9,211)
Stock options exercised	60	60	964		—	—	1,024
Stock based compensation	—	—	419		—	—	419

Balances, August 31, 2005	7,369	7,369	9,183		2,195	125,439	144,186
Comprehensive income:
Net income	—	—	—		—	6,469	6,469
Unrealized gains on securities, net of taxes of $408 and reclassification adjustment	—	—	—		(2,224)	—	(2,224)

Total comprehensive income:							4,245
Dividends	—	—	—		—	(7,556)	(7,556)
Treasury Stock Purchased				(763)			(763)
Stock based compensation - Directors	—	—	52	476	—	—	528
Employee:
Stock options exercised	7	7	127		—	—	134
Stock based compensation	—	—	329		—	—	329

Balances, August 31, 2006	7,376	7,376	9,691	(287)	(29)	124,352	141,103
Comprehensive income:
Net loss	—	—	—		—	(13,844)	(13,844)
Unrealized gains on securities, net of taxes of $39 and reclassification adjustment	—	—	—		74	—	74

Total comprehensive loss:							(13,770)
Dividends	—	—	—		—	(8,106)	(8,106)
Treasury Stock Purchased				(1,484)			(1,484)
Stock based compensation - Directors			37	478			515
Employee:
Stock options exercised	—	—	(39)	55	—	—	16
Stock based compensation	—	—	480	192	—	—	672

Balances, August 31, 2007	7,376	$7,376	$10,169	(1,046)	$45	$102,402	$118,946

	2007	2006	2005
Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during the period	62	(29)	1,064
Less: reclassification adjustment for realized gain (loss) included in net income	(12)	2,195	398

Net unrealized (losses) gains on securities	74	(2,224)	666

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended August 31,
	2007	2006	2005
Increase (Decrease) in Cash and Cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(13,844)	$6,469	$6,090
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation & amortization	8,770	8,590	6,957
Gain on breeding herd sales	(529)	(162)	(209)
Deferred income tax expense, net	(21,351)	680	3,209
Deferred retirement benefits	(1,026)	556	(88)
Net gain on sale of marketable securities	(31)	(3,254)	(2,083)
Loss on sale of property and equipment	(20)	861	5,539
Impairment write down	2,028	—	—
Loss from non consolidated joint venture	57	—	—
Gain on real estate sales	(1,257)	(4,369)	(5,465)
Stock based compensation	1,187	857	419
Imputed interest on mortgage note receivable	—	(2,891)	—
Cash provided by (used for) changes in:
Accounts receivable	(7,059)	2,537	(2,098)
Inventories	(669)	(4,159)	(692)
Other assets	(163)	(1,585)	(765)
Accounts payable & accrued expenses	(756)	719	2,981
Income taxes payable	2,031	1,304	(1,741)
Other non-current liability	(20,293)	3,339	—

Net cash provided by (used for) operating activities	(52,925)	9,492	12,054

Cash flows from investing activities:
Increase in land inventories	—	(793)	(498)
Real Estate deposits and accrued commissions	1,622	6,811	(11,106)
Purchases of property and equipment	(9,138)	(33,172)	(12,877)
Purchase of other investments	(878)	—	—
Proceeds from disposals of property and equipment	1,652	1,092	1,762
Proceeds from sale of real estate	—	5,555	7,507
Purchases of marketable securities and investments	(54,882)	(92,583)	(28,351)
Proceeds from sales of marketable securities	58,823	109,992	16,897
Collection of mortgages and notes receivable	2,173	632	10,279

Net cash used for investing activities	$(628)	$(2,466)	$(16,387)

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended August 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuing stock	$16	$134	$1,024
Treasury stock purchases	(1,484)	(763)	—
Proceeds from bank loans	95,959	65,814	26,933
Repayment of bank loans	(23,072)	(53,160)	(27,170)
Dividends paid	(8,106)	(7,370)	(7,369)

Net cash provided by (used for) financing activities	63,313	4,655	(6,582)

Net increase (decrease) in cash and cash equivalents	9,760	11,681	(10,915)

Cash and cash equivalents:
At beginning of year	25,065	13,384	24,299

At end of year	$34,825	$25,065	$13,384

Supplemental disclosures of cash flow information:

Cash paid for interest, net of amount capitalized	$5,077	$3,576	$2,074

Cash paid for income taxes, including related interest	$72,818	$1,803	$1,600

Non-cash investing activities:

Fair value adjustments to securities available for sale	$113	$(45)	$1,074

Income tax effect related to fair value adjustments	$39	$(16)	$408

Reclassification of breeding herd to Property & Equipment	$594	$516	$562

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2007, 2006 and 2005
(in thousands except for unit data)
(1) Summary of Significant Accounting Policies
(a) Basis of Consolidated Financial Statement Presentation
The consolidated financial statements include the accounts of Alico, Inc. (Alico) and its wholly owned subsidiaries, Alico Land Development Company (formerly known as Saddlebag Lake Resorts, Inc.), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (Bowen) (collectively referred to as the “Company”), after elimination of all significant intercompany balances and transactions.
(b) Revenue Recognition
Income from the sale of citrus is recognized at the time the crop is harvested. Based on fruit buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of the citrus revenue accrual. Adjustments are made throughout the year to these estimates as relevant information regarding the citrus market becomes available. Differences between the estimates and the final realization of revenues can be significant, and the differences between estimated and final results can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused the Company to recognize additional revenue from the prior years’ crops totaling $537 thousand, $838 thousand, and $357 thousand during fiscal years 2007, 2006, and 2005, respectively.
Income from sugarcane under a pooled agreement is recognized at the time the crop is harvested. Based on the processor’s advance payment, past sugarcane prices, and its experience in the industry, management reviews the reasonableness of the sugarcane revenue accrual. Adjustments are made as additional relevant information regarding the sugar market becomes available. Market price changes to the sugar pool have caused the Company to adjust revenue from the prior years’ crops by $4 thousand, $169 thousand, and ($198 thousand) during fiscal years 2007, 2006, and 2005, respectively.
The Company recognizes revenue from cattle sales at the time the cattle are sold. The Company recognizes revenue from the sale of vegetables and sod at the time of harvest. Revenue from the sale of plants is recognized when the plants are shipped from the greenhouse.
For sales made through Bowen, the Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit; in these transactions, Bowen (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Due to the aforementioned factors, Bowen recognizes revenue based on the gross amounts due from customers.
(c) Real Estate
Real estate sales are recorded under the accrual method of accounting. Residential retail land sales made through Alico Land Development, Inc. are not recognized until the buyer’s initial investment or cumulative payments of principal and interest equal or exceed 10% of the contract sales price.
Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.

Real estate costs incurred for the acquisition, development and construction of real estate projects are capitalized. Additionally, costs to market real estate are capitalized if they are reasonably expected to be recovered from the sale of the project.
Properties are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized when the carrying amount of a property exceeds its fair value. Such events or changes in circumstances include significant decreases in the market price of such properties; significant adverse changes in legal factors, the business climate or the extent or manner in which the asset is being used; an accumulation of costs significantly in excess of amounts originally expected for the property; continuing operating cash flow losses associated with the property or an expectation that it is more likely than not that the property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value.
Due to changes in the market price of Florida real estate, the Company evaluated several of its properties for impairment at August 31, 2007. In conducting its evaluation, the Company reviewed the estimated non discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that a 291 acre lakefront property in Polk County, Florida was impaired by approximately $1.9 million. The impairment loss was included as a charge to real estate operating expenses during the fourth quarter of fiscal year 2007.
(d) Marketable Securities Available for Sale
Marketable securities available for sale are carried at their fair value. Net unrealized investment gains and losses are recorded net of related deferred taxes in accumulated other comprehensive income within stockholders’ equity until realized. Unrealized losses determined to be other than temporary are recognized in the statement of operations in the period the determination is made. Fair value for debt and equity investments is based on quoted market prices at the reporting date. The cost of all marketable securities available for sale is determined on the specific identification method.
(e) Inventories
The costs of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of expenses with the related revenue earned.
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
Under the installment method of accounting, gains from commercial or bulk land sales are not recognized until payments received for property equal or exceed 20% of the contract sales price for property to be developed within two years after the sale or 25% of the contract sales price for property to be developed after two years. Such gains are recorded as deferred revenue and offset the carrying amount of the mortgages and notes receivable.

(g) Accounts receivable
Accounts receivable are generated from the sale of citrus, sugarcane, sod, cattle, vegetables, plants and other transactions. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s account.
(h) Property, Buildings and Equipment
Property, buildings and equipment are stated at cost. Properties acquired from the Company’s predecessor corporation in exchange for common stock issued in 1960, at the inception of the Company, are stated on the basis of cost to the predecessor corporation. Property acquired as part of a land exchange trust, is valued at the carrying value of the property transferred to the trust.
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
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
(j) Investment and Deposits
Investments primarily include stock owned in agricultural cooperatives and loan origination fees. Investments and deposits are carried at cost except for loan origination fees that are being amortized over the life of the loan. The Company uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire stock ownership as a condition for the use of its services.

During fiscal year 2006, the Company entered into and later amended a Credit Facility with a commercial bank for a $175.0 million line of credit which matures on August 1, 2010. Loan origination and other related fees included as investments and deposits were $551 thousand and $740 thousand at August 31, 2007 and 2006, respectively and are being amortized over the life of the Credit Facility. The amortization expense was $189 thousand and $124 thousand for fiscal years 2007 and 2006, respectively.
(k) Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company includes interest and penalties from taxing authorities as a component of income tax expense.
(l) Net Earnings Per Share
Outstanding stock options and restricted stock shares represent the only dilutive effects reflected in the computation of weighted average shares outstanding assuming dilution. There were no stock options issued that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share, assuming dilution.
(m) Cash Flows
For purposes of the cash flows, cash and cash equivalents include cash on hand and investments with an original maturity of less than three months.
At various times throughout the year, and at August 31, 2007, some deposits held at financial institutions were in excess of federally insured limits. However, the Company places its cash deposits with high quality financial institutions and believes it is not exposed to significant credit risk on these accounts.
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
(o) Fair Value of Financial Instruments and Accruals
The carrying amounts in the consolidated balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. Where stated interest rates are below market, the Company has discounted mortgage notes receivable to reflect their estimated fair market value. The Company carries its marketable securities available for sale at fair value. The carrying amounts reported for the Company’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.
(p) Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes both net income and other comprehensive income or loss. Items included in other comprehensive income or losses are classified based on their nature. The total of other comprehensive income or loss for a period has been transferred to an equity account and displayed as “accumulated other comprehensive income (loss)”.

(q) Stock-Based Compensation
Prior to the 2006 fiscal year, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and related interpretations (“APB 25”). Under APB 25, stock-based compensation cost was reflected in net income for grants of stock options based on the difference between the exercise price and the fair market value of the stock on the date of issue.
Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted share awards. Stock-based compensation recognized for fiscal year’s 2007 and 2006 was approximately $672 thousand and $329 thousand, and was included in general and administrative expenses in the consolidated statements of operations. This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2007. For further information concerning stock based compensation, please see Note 8 to the consolidated financial statements.
(r) Reclassifications
Certain amounts from 2006 and 2005 have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on net income or stockholders’ equity as previously reported.
(s) Major customers
Alico is a producer of agricultural commodities. Due to the limited number of processors of its raw products, geographic limitations and historic success, the Company’s citrus and sugarcane sales are concentrated to a few customers. For 2007, the Company’s largest customer is United States Sugar Corporation (USSC), for whom the Company grows raw sugar cane, and its wholly owned subsidiary, Southern Gardens, which purchases citrus from the Company. The balance of the sales concentration is attributable to citrus contracts with Tropicana Products, Inc. (“Tropicana”, a subsidiary of PepsiCo) and Ben Hill Griffin, Inc. (Griffin). These marketing arrangements involve marketing pools which allow the contracting party to market the Company’s product in conjunction with products from other entities in the pool and pay the Company a proportionate share of the resulting revenue from the sale of all of the pooled product. While the Company believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results or associated costs may not be as favorable as the current contracts. Details concerning the sales and receivables from these customers are as follows as of and for the years ended August 31:

	Accounts receivable			Revenues
	2007	2006	2005	2007	2006	2005

Citrus:
Griffin	$4,765	$4,435	$5,811	$14,748	$17,203	$19,810
Tropicana	—	—	116	18,342	9,656	3,720
Southern Gardens	4,294	83	—	19,517	2,133	—

Sugar cane:
USSC	$1,872	$1,740	$2,466	$9,432	$8,926	$9,323
Sales made through the citrus fruit marketers represented approximately 52%, 56% and 90% of the Company’s revenues from citrus sales during fiscal years 2007, 2006 and 2005, respectively, and approximately 39%, 37% and 42% of total operating revenues during fiscal years 2007, 2006 and 2005, respectively.
Sales made through the sugarcane processor represented 100% of the Company’s sugarcane revenues during fiscal years 2007, 2006 and 2005 and 7%, 12% and 17% of total operating revenues during fiscal years 2007, 2006 and 2005, respectively.

2) Marketable Securities Available for Sale
The Company has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at fair value. Any unrealized gains and losses, net of related deferred taxes, are recorded as a net amount in a separate component of stockholders’ equity until realized. In accordance with the provisions of EITF Issue No. 03-1, which became effective for reporting periods beginning after June 15, 2004, the Company identified those investments at August 31, 2005 which were deemed to be other than temporarily impaired and included the losses in the statement of operations for fiscal year 2005. No investments at August 31, 2007 or 2006 were deemed to be other than temporarily impaired.
The cost and estimated fair values of marketable securities available for sale at August 31, 2007 and 2006 were as follows:

	2007				2006
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$28,881	$6	$(10)	$28,877	$21,169	$19	$(2)	$21,186
Mutual funds	2,000	—	—	2,000	370	—	(6)	364
Fixed maturity funds	12,656	55	(4)	12,707	19,686	44	(18)	19,712
Corporate bonds	2,673	1	(16)	2,658	8,920	—	(82)	8,838

Total debt securities	46,210	62	(30)	46,242	50,145	63	(108)	50,100

Marketable securities available for sale	$46,210	$62	$(30)	$46,242	$50,145	$63	$(108)	$50,100

The aggregate fair value of investments in debt securities (net of mutual funds of $2,000) as of August 31, 2007 by contractual maturity date, consisted of the following:

Aggregate
Fair Value

Due in one year or less	$30,341
Due between one and five years	6,420
Due between five and ten years	1,500
Due thereafter	5,981

Total	$44,242

Realized gains and losses on the disposition of securities were as follows:

	Year ended August 31,
	2007	2006	2005

Realized gains	$71	$4,962	$2,606
Realized losses	(40)	(1,708)	(523)

Net	$31	$3,254	$2,083

In evaluating whether a security was other than temporarily impaired, the Company considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at August 31, 2007:

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$14,336	$10	$—	$—	$14,336	$10
Fixed maturity funds	3,075	4	—	—	3,075	4
Corporate bonds	—		2,658	16	2,658	16

Total	$17,411	$14	$2,658	$16	$20,069	$30

Debt instruments and funds. The unrealized losses on municipal bonds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At August 31, 2007 the Company held loss positions in 40 government backed bonds, 29 fixed maturity funds, consisting mostly of certificates of deposit, and 2 corporate bond positions. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of August 31, 2007.

(3) Mortgages and Notes Receivable
Mortgage and notes receivable arose from real estate sales. The balances are as follows:

	August 31,
	2007	2006

Mortgage notes receivable on retail land sales	$311	$427
Mortgage notes receivable on bulk land sales	65,963	56,610

Total mortgages and notes receivable	66,274	57,037
Less: Deferred revenue	(53,254)	(43,230)
Discount on note to impute market interest	(2,594)	(2,783)
Current portion	(487)	(47)

Non-current portion	$9,939	$10,977

Maturities of the mortgages and notes receivable are as follows:

Due within 1 year	$487
Due between 1 and 2 years	3,550
Due between 2 and 3 years	12,046
Due between 3 and 4 years	14,896
Due between 4 and 5 years	29,496
Due beyond five years	5,799

Total mortgages and notes receivable	66,274
Less: Deferred Revenue	(53,254)
Discount on note to impute market interest	(2,594)

Net mortgages and notes receivable	$10,426

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
In July 2005, Alico-Agri sold property in Lee County, Florida for $62.9 million. At the time of the sale, the Company received a down payment of $6.2 million and a 2.5% interest bearing mortgage note of $56.6 million in exchange for the land sold. In December 2006, the Company restructured this contract. The Company received $3.8 million upon execution of the restructured agreement.

Under the terms of the renegotiated contract, $3.8 million of the closing proceeds were subtracted from the existing mortgage receivable principal of $56.6 million and accrued interest of $1.7 million was added back to the mortgage receivable as additional principal. Four annual principal plus interest payments of the remaining $54.5 million mortgage were scheduled to commence with a payment of $13.6 million on September 28, 2007. The interest rate was renegotiated from 2.5% annually up to 4.0% annually. The note was further discounted to reflect the market rate of interest based on the Company’s incremental borrowing rate of 6.625% annually. This was recognized as a reduction of the sales proceeds during the second quarter of fiscal year 2007. The Company again restructured the contract in September of 2007. Please see Note 16 for the details concerning the second restructuring.
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
(4) Inventories
A summary of the Company’s inventories at August 31, 2007 and 2006 is shown below:

	2007	2006

Unharvested fruit crop on trees	$12,177	$10,709
Unharvested sugarcane	4,922	5,168
Beef cattle	5,429	7,063
Plants and vegetables	1,086	588
Sod	1,449	1,017
Other	151	—

Total inventories	$25,214	$24,545

The Company records its inventory at the lower of cost or net realizable value. At August 31, 2007, the Company wrote down cattle inventory by $11 thousand and sod by $158 thousand. At August 31, 2006, the Company wrote down cattle inventory by $35 thousand.
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

As a result of the hurricane and canker discoveries, the Company recognized casualty losses related to inventoried costs as follows:
Inventory Damage

	2007	2006	2005
Unharvested citrus	$—	$3,198	$786
Unharvested sugarcane	—	395	—
Unharvested vegetables	—	147	—

	$—	$3,740	$786

For further information regarding the casualty losses, please refer to Note 12 of the consolidated financial statements.
(5) Property, Buildings and Equipment
A summary of the Company’s property, buildings and equipment at August 31, 2007 and 2006 is shown below:

			Estimated
	2007	2006	Useful Lives

Breeding herd	$13,643	$15,038	5-7 years
Buildings	9,948	8,434	5-40 years
Citrus trees	31,466	31,466	22-40 years
Sugarcane	5,508	8,382	4-15 years
Equipment and other facilities	37,908	35,130	3-40 years

Total depreciable properties	98,473	98,450
Less accumulated depreciation	49,927	48,338

Net depreciable properties	48,546	50,112
Land and land improvements	80,444	81,239

Net property, buildings and equipment	$128,990	$131,351

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
During the second quarter of fiscal year 2006, the USDA suspended the rule requiring the destruction of canker. As a result, some of the trees that were scheduled for removal and had been written off as a casualty loss in 2005 were reestablished during fiscal year 2006. Trees with a basis of $1.3 million previously recognized as a casualty loss in fiscal year 2005 were added back to fixed assets and credited to fiscal year 2006 operations as a casualty recovery (see Note 12 to the consolidated financial statements).
In December 2006, the Company sold approximately 80 acres located in Lee County for $12.0 million. Upon signing of the contract, the Company received a down payment of $600 thousand and a purchase money mortgage for $11.4 million.

In December 2006, the Company also negotiated an option agreement for the sale of an additional 900 acres in Lee County for $63.5 million. Upon signing the agreement, the Company received a non refundable option payment of $3.1 million. The option to purchase can be extended annually for four years at an annual cost of 6% of the remaining unexercised sales price.
In November 2005, the Company sold approximately 280 acres of citrus grove land located south of La Belle, Florida in Hendry County for $5.6 million cash. The Company will retain operating rights to the grove until residential development begins. The Company recognized a net profit on the sale of $4.4 million.
In October 2005, the Company, through Alico-Agri purchased 291 acres of lakefront property in Polk County, Florida, for $9.2 million cash. Due to changes in the market price of Florida real estate, the Company evaluated several of its properties for impairment at August 31, 2007. In conducting its evaluation, the Company reviewed the estimated non discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that the 291 acre lakefront property in Polk County, Florida was impaired by approximately $1.9 million. The impairment loss was included as a charge to real estate operating expenses during the fourth quarter of fiscal year 2007.
In May 2006, the Company purchased a 526 acre riverfront mine site for rock and fill in Glades County, Florida, for $10.6 million cash. The Company has allocated approximately 54% of the purchase price to the rock and sand reserve with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties to be received over 20 years and the expected value of the property after that time. Rock and sand reserves are being charged to cost of goods sold proportionately as the property is mined.

(6) Indebtedness
Alico, Inc. has a Credit Facility with Farm Credit of Southwest Florida that provides a $175.0 million revolving line of credit which matures on August 1, 2010. Funds from the Credit Facility may be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Credit Facility also allows for an annual extension at the lender’s option.
Under the Credit Facility, revolving borrowings require quarterly interest payments at LIBOR plus a variable rate between 0.8% and 1.5% depending on the Company’s debt ratio. The Amended Credit Facility is partially collateralized by mortgages on two parcels of agricultural property located in Hendry County, Florida consisting of 7,672 acres and 33,700 acres.
The Credit Facility contains numerous restrictive covenants including those requiring the Company to maintain minimum levels of net worth, retain certain debt, current and fixed charge coverage ratios, and sets limitations on the extension of loans or additional borrowings by the Company or any subsidiary. The covenants also restrict the Company’s activities regarding investments, liens, borrowing and leasing.
Under the Credit Facility, an event of default occurs if the Company fails to make the payments required of it or otherwise fails to fulfill the provisions and covenants applicable to it. In the event of default, the Credit Facility shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Credit Facility; the lender may alternatively at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and declare all other obligations immediately due and payable. As a result of the increase in the income tax contingency accrual (see Note 7), at May 31, 2007, the Company was not in compliance with the current ratio and the net worth financial covenants of the Credit Facility. The Company obtained a waiver from the lender regarding the non-compliance at May 31, 2007 with these financial covenants and has negotiated an amendment of the Credit Facility to adjust the financial covenants on a prospective basis. In the opinion of Management, the Company was in compliance with all of the covenants and provisions of the amended Credit Facility at August 31, 2007.
In July and August of 2007, with the consent of the Company’s lender, the Company borrowed $66.2 million from its revolving line of credit. These funds were deposited with the U. S. Treasury in order to mitigate the potential interest on the income tax contingency.
The Company’s Chief Executive Officer, John R. Alexander, is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company.
Outstanding debts under the Company’s various loan agreements were as follows at August 31, 2007 and 2006:

		Additional
	Principal	Credit	Interest
August 31, 2007	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$128,419	$46,581	LIBOR +1.50%	Real estate
c) Mortgage note payable	8,339	—	6.68%	Real estate
d) Mortgage note payable	52	—	7.00%	Real estate
e) Vehicle financing	79	—	0%-2.90%	3 Vehicles

Total	$136,889	$46,581

		Additional
	Principal	Credit	Interest
August 31, 2006	Balance	Available	Rate (f)	Collateral
a) Revolving Credit Facility	$52,296	122,704	LIBOR +1%	Real estate
b) Term loan	2,000	—	5.80%	Unsecured
c) Mortgage note payable	9,606	—	6.68%	Real estate
d) Mortgage note payable	100	—	7.00%	Real estate

Total	$64,002	$122,704

a)	Terms described above.

b)	5-year fixed rate term loan with commercial lender. $2 million principal due annually. Interest due quarterly. The note was paid in full during the second quarter of fiscal year 2007.

c)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

d)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

e)	3-5 year term loans. Monthly principal payments plus interest.

f)	The LIBOR rate was 5.38% at August 31, 2007 and 5.33% at August 31, 2006. The Company’s variable interest rates, based on LIBOR at August 31, 2007 and 2006 were approximately 6.88% and 6.33% respectively.

Maturities of the Company’s debt are as follows:

August 31,
2007
Due within 1 year	$1,350
Due between 1 and 2 years	1,298
Due between 2 and 3 years	129,695
Due between 3 and 4 years	1,273
Due between 4 and 5 years	1,269
Due beyond five years	2,004

Total	$136,889

Interest costs expensed and capitalized during the three years ended August 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Interest expense	$5,742	$4,066	$2,295
Interest capitalized	43	77	235

Total interest cost	$5,785	$4,143	$2,530

(7) Other non-current liability
Alico formed a wholly owned insurance subsidiary, Agri in June of 2000. Agri was formed in response to the lack of insurance availability, both in the traditional commercial insurance markets and governmental sponsored insurance programs, suitable to provide coverage for the increasing number and potential severity of agricultural events. Alico’s goal included not only pre-funding its potential exposures but also to attempt to attract new underwriting capital if it was successful in profitably underwriting its own potential risks as well as similar risks of its historic business partners.
Alico capitalized Agri by contributing real estate located in Lee County, Florida. The real estate was transferred at its historical cost basis. Agri received a determination letter from the Internal Revenue Service (IRS) stating that Agri was exempt from taxation provided that net premium levels, consisting only of premiums with third parties, were below an annual stated level ($350 thousand). Third party premiums remained below the stated annual level. As the Lee County real estate was sold, substantial gains were generated in Agri, creating book/tax differences which were treated as permanent differences.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The total additional federal taxes, penalties and interest proposed by IRS exams were in excess of $119.0 million. The Company has been working with IRS Appeals to resolve the case and has reached a tentative agreement for the payment of federal taxes, penalties and interest of approximately $66.2 million. In order to cease additional interest from accruing on this liability, the Company has paid $66.2 million to the IRS from its revolving credit line. Based on the contemplated settlement, the Company estimated additional state taxes and interest of approximately $10.1 million at August 31, 2007 which will be payable when the IRS audit is concluded. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a proposed closing document has been prepared by the Company’s tax counsel and provided to IRS Appeals for review. The Company expects full resolution of this matter by January 2008. However, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.

The Company accrued a liability as a contingency under the guidelines of Financial Accounting Standard (FAS) 5 of $20.3 million as of August 31, 2006 for the contingency. The estimated total settlement at August 31, 2007 was $76.3 million, representing $41.4 million of additional federal taxes, $20.7 million of federal interest, $4.1 million of federal penalties, $6.6 million of state taxes and $3.5 million of state interest. Of the additional $56.0 million accrual recognized in fiscal year 2007, approximately $26.2 million was recognized as additional income tax expense, with the remaining $29.8 million recognized as current and deferred tax benefits. The estimated state taxes payable were netted with the estimated federal tax refunds and recorded as a current liability at August 31, 2007.
(8) Stock Based Compensation
On November 3, 1998, the Company adopted the Alico, Inc. Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price. No stock options were granted during fiscal years 2007, 2006 or 2005.
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
A summary of option activity under the Plan is as follows:

			Weighted average	Aggregate
	Shares Under	Weighted average	remaining contractual	Intrinsic
	Option	exercise price	life (in years)	Value
Options outstanding, August 31, 2004	75,626	$17.29
Granted	—	—
Exercised	59,255	17.08

Options outstanding, August 31, 2005	16,371	$18.05

Granted	—
Exercised	7,213	18.55

Options outstanding, August 31, 2006	9,158	$17.66

Granted	—
Exercised	1,000	15.68

Options outstanding, August 31, 2007	8,158	$17.90	6	271,254

At August 31, 2007 and August 31, 2006, there were 8,158 and 9,158 stock options, respectively, fully vested and exercisable and 273,815 and 292,844 shares, respectively, available for grant. The 8,158 options outstanding as of August 31, 2007 had an intrinsic value of $271 thousand. There was no unrecognized compensation expense related to outstanding stock option grants at August 31, 2007.
In fiscal year 2007, 1,000 options were exercised having a total intrinsic value of $33 thousand. In fiscal year 2006, 7,213 options were exercised having a total intrinsic value of $259 thousand. In fiscal year 2005, 59,255 options were exercised having a total intrinsic value of $1.9 million.
In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in four equal annual installments. The payment of each installment is subject to continued employment with the Company. In fiscal years 2007 and 2006, there were 4,000 and 4,000 restricted shares, respectively, vested in accordance with these grants.

The table below summarizes the Company’s restricted share awards granted to date:

					Weighted
					Average
			Compensation	Compensation	Grant date
		Fair Market Value	Expense	Expense	Fair value
Grant Date	Shares Granted	on Date of Grant	Recognized in 2007	Recognized in 2006	Per share
April 2006	20,000	$908	$172	65
July 2006	13,000	694	(16)	16
October 2006	20,000	1,239	517	248

Total	53,000	$2,841	$673	$329	$53.60

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. The shares granted in July 2006 were forfeited in fiscal 2007. Four thousand of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested August 31, 2007. The remaining shares granted in October 2006 vest 33% effective August 31, 2008 and 33% annually thereafter until fully vested. Following the guidelines established in FAS 123R, the Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at August 31, 2007 was $1.6 million and will be recognized over a weighted average period of 6 years.
(9) Income Taxes
The provision for income taxes for the fiscal years ended August 31, 2007, 2006 and 2005 is summarized as follows:

	Year ended August 31,
	2007	2006	2005

Current:
Federal income tax	$46,097	$2,640	$1,121
State income tax	8,507	282	120

	54,604	2,922	1,241

Deferred:
Federal income tax	(18,578)	2,975	1,725
State income tax	(2,780)	318	182

	(21,358)	3,293	1,907

Total provision for income taxes	$33,246	$6,215	$3,148

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 35% and the actual income tax provision for the years ended August 31, 2007, 2006 and 2005:

	Year ended August 31,
	2007	2006	2005

Expected income tax	$6,791	$4,313	$3,141
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,723	396	198
Nontaxable interest and dividends	(708)	(352)	(89)
Federal and state impacts from IRS exam	22,272	2,204	—
Deferred rate adjustment	397	—	—
Other reconciling items, net	771	(346)	(102)

Total provision for income taxes	$33,246	$6,215	$3,148

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2007	2006

Deferred Tax Assets:
Contribution carry forward	$1,082	$1,052
Deferred retirement benefits	2,095	1,299
Federal benefit of state tax reserve	2,229	—
Prepaid sales commissions	—	412
Land inventories	—	488
Stock options appreciation	239	278
Land basis step up	21,820	802
Interest on taxes accrued for State amended returns	1,413	1,257
Other	1,040	662

Total gross deferred tax assets	$29,918	$6,250

Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	$1,739	$471
Property and equipment (principally due to depreciation and soil and water deductions)	19,730	15,743
Inventories	476	322
Deferred real estate gains	—	4,792
Other	1,717	11

Total gross deferred tax liabilities	$23,662	$21,339

Net deferred income tax (benefit) liabilities	$(6,256)	$15,089

Based on the Company’s history of taxable earnings and its expectations for the future, Management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.
Agri, a wholly owned insurance company subsidiary of Alico, is treated as a U.S. taxpayer, pursuant to an election under Internal Revenue Code Section 953(d), for all purposes except for consolidating an operating loss by virtue of the dual consolidated loss rules. (Dual consolidated losses prevent operating losses [not capital losses] from occurring in insurance companies domiciled outside of the United States from offsetting operating income irrespective of the fact that the insurance company is a member of the consolidated return group).

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The total additional federal taxes, penalties and interest proposed by IRS exams were in excess of $119.0 million. The Company has been working with IRS appeals to resolve the case and has reached a tentative agreement for the payment of federal taxes, penalties and interest of approximately $66.2 million. In order to cease additional interest from accruing on this liability, the Company has paid $66.2 million to the IRS from its revolving credit line. Based on the contemplated settlement, the Company estimated additional state taxes and interest of approximately $10.1 million at August 31, 2007 which will be due and payable when the IRS audit is concluded. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a proposed closing document has been prepared by the Company’s tax counsel and provided to IRS Appeals for review. The Company expects full resolution of this matter by January 2008; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.
The Company accrued a liability as a contingency under the guidelines of Financial Accounting Standard (FAS) 5 of $20.3 million as of August 31, 2006 for the contingency (see Note 7 to the Consolidated Financial Statements). The estimated state taxes payable were netted with the estimated federal tax refunds and recorded as a current liability at August 31, 2007.
Alico capitalized Agri by contributing real estate located in Lee County, Florida. The real estate was transferred at its historical cost basis. As the Lee County real estate was sold, substantial gains were generated in Agri, creating permanent book/tax differences.
For property transferred to Agri but not sold during the years under audit, the historical tax basis will be stepped-up to the fair market value of the property at the time of transfer. The Company has estimated the amount of basis step-up based on discussions with the IRS and classified the step ups resulting from the transfer of property not sold as of August 31, 2004 based on their estimated tax benefits as a deferred tax asset at August 31, 2007. Should the actual outcome of the IRS settlement differ from the estimated amounts, the deferred taxes related to the basis step-ups could change.
Since January 1, 2004 Agri has been filing as a taxable entity. This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels. Due to these changes, Agri no longer qualifies as a tax-exempt entity.
(10) Related Party Transactions
Citrus
Citrus revenues of $14.7 million, $17.2 million and $19.8 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended August 31, 2007, 2006 and 2005, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, the Company’s Chief Executive Officer, and was the owner of approximately 49.85 percent of the Company’s common stock until February 26, 2004. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $4.8 million at August 31, 2007 and $4.4 million at August 31, 2006. These amounts represent estimated revenues to be received periodically under pooling agreements as sale of pooled products is completed.
Harvesting, marketing, and processing costs, for fruit sold through Griffin, totaled $2.7 million, $5.5 million, and $6.6 million for the years ended August 31, 2007, 2006 and 2005, respectively. In addition, Griffin provided the harvesting services for citrus sold to unrelated processors in 2005. The aggregate cost of these services was $2.5 million. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs totaling $102 thousand and $219 thousand at August 31, 2007 and 2006, respectively.

Other Transactions
The Company purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $2.0 million, $3.3 million and $4.2 million during the years ended August 31, 2007, 2006 and 2005, respectively.
During fiscal year 2006, Atlanticblue (formerly Atlantic Blue Trust, Inc.) increased its holdings to approximately 50.5% of the Company’s common stock. By virtue of their ownership percentage, Atlanticblue is able to elect all the directors and, consequently, to control the Company. Atlanticblue has issued a letter dated September 29, 2006 reaffirming its commitment to maintaining a majority of independent directors on Alico’s board.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on direct margins from operations before general and administrative costs and income taxes not including nonrecurring gains and losses.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different knowledge, skills and marketing strategies.
Information concerning the various segments of the Company for the years ended August 31, 2007, 2006 and 2005 is summarized as follows:

	Year ended August 31,
	2007	2006	2005
Revenues (from external customers except as noted)
Bowen	$52,716	$30,869	$—
Intersegment fruit sales through Bowen	5,383	1,723	—
Citrus groves	47,484	22,188	26,231
Sugarcane	9,432	8,926	9,323
Cattle	9,977	5,700	11,017
Real Estate	3,329	113	810
Alico Plant World	2,832	3,270	2,587
Vegetables	3,803	2,389	—
Sod	2,180	1,528	402

Revenue from segments	137,136	76,706	50,370
Other operations	3,084	2,451	5,155
Less: intersegment revenues eliminated	(5,383)	(1,723)	—

Total operating revenue	$134,837	$77,434	$55,525

Operating expenses
Bowen	$51,786	$31,137	$—
Intersegment fruit sold through Bowen	5,383	1,723	—
Citrus groves	23,427	14,574	19,984
Sugarcane	8,833	8,566	8,824
Cattle	9,722	4,914	8,908
Real Estate	3,408	61	328
Alico Plant World	2,815	4,373	2,128
Vegetables	3,307	1,404	—
Sod	1,318	840	480

Segment operating expenses	109,999	67,592	40,652
Other operations	519	452	639
Less: intersegment expenses eliminated	(5,383)	(1,723)	—
Net casualty loss (recovery)	—	(3,628)	1,888

Total operating expenses	$105,135	$62,693	$43,179

Gross profit (loss):
Bowen Brothers Fruit	$930	$(268)	$—
Citrus groves	24,057	7,614	6,247
Sugarcane	599	360	499
Cattle	255	786	2,109
Real Estate	(79)	52	482
Alico Plant World	17	(1,103)	459
Vegetables	496	985	—
Sod	862	688	(78)

Gross profit from segments	27,137	9,114	9,718
Other	(7,735)	3,570	(480)

Income before income taxes	$19,402	$12,684	$9,238

	Year ended August 31,
	2007	2006	2005
Capital expenditures:
Bowen Brothers Fruit	$554	$1,536	$—
Citrus Groves	1,231	9,929	2,086
Sugarcane	1,288	3,065	1,891
Cattle	1,893	3,490	2,711
Alico Plant World	321	957	5,990
Vegetables	473	325	—
Sod	908	1,103	—

Segment capital expenditures	6,668	20,405	12,678
Other capital expenditures	2,470	12,767	199

Total consolidated capital expenditures	$9,138	$33,172	$12,877

Depreciation, depletion and amortization:
Bowen Brothers Fruit	$344	$913	$—
Citrus Groves	2,381	2,540	2,454
Sugarcane	2,083	1,918	2,072
Cattle	1,887	1,817	1,484
Alico Plant World	640	578	431
Vegetables	68	17	—
Sod	220	143	—

Total segment depreciation and amortization	7,623	7,926	6,441
Other depreciation, depletion and amortization	1,147	664	516

Total depreciation, depletion and amortizations	$8,770	$8,590	$6,957

Total Assets:
Bowen Brothers Fruit	$3,042	$3,096
Citrus groves	54,558	59,464
Sugarcane	46,053	47,894
Cattle	20,813	23,919
Alico Plant World	6,711	6,515
Vegetables	2,766	1,981
Sod	5,362	4,191

Segment assets	139,305	147,060
Other Corporate assets	141,582	115,693

Total assets	$280,887	$262,753

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
The Company recognized (recoveries) and losses resulting from the hurricanes and canker as follows:

	2007	2006	2005
Inventoried costs	$—	$3,740	$786
Basis of property and equipment	—	1,410	4,426
Re-established groves	—	(1,268)	—
Payments for business interruption	—	(2,900)	—
Insurance proceeds received	—	(4,004)	(1,062)
Insurance reimbursements receivable	—	(606)	(2,262)

Net casualty (recovery) loss	$—	$(3,628)	$1,888

(13) Treasury Stock
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the Director Compensation Plan approved by the Company’s shareholders on June 10, 2005 for fiscal 2006 and 2007:

			Total Shares
			Purchased as Part of
	Total Number of	Average price	Publicly Announced	Total Dollar value of
Date	Shares Purchased	paid per share	Plans or Programs(1)	shares purchased

11/28/2005	10,000	$43.30	10,000	$433,000
5/9/2006	3,000	$54.46	13,000	$163,380
8/2/2006	3,000	$55.62	16,000	$166,867
1/16/2007	2,106	$47.93	18,106	$100,931
1/17/2007	5,628	$48.30	23,734	$271,836
1/19/2007	2,193	$50.54	25,927	$110,830
3/8/2007	843	$47.69	26,770	$40,199
5/7/2007	10,000	$59.67	36,770	$596,654
8/20/2007	7,000	$51.98	43,770	$363,841

1)	The Company may purchase an additional 87,230 shares pursuant to the approved repurchase agreement.

(14) Off Balance Sheet Arrangements
The Company through its wholly owned subsidiary Bowen enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The purchase obligations under these purchase agreements totaled $5.6 million at August 31, 2007. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had forward sales contracts totaling $2.2 million at August 31, 2007 for which a purchaser had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year 2008.
During the second quarter of fiscal year 2007, Alico formed a joint venture. Alico-J&J Farms, LLC is engaged in vegetable farming. The initial crop covered 140 acres of property. Under the agreement, each member is responsible for 50% of the obligations, capital and expenses of the company and each member is in turn entitled to 50% of any profit or loss of the venture. Alico’s share of the loss was $57 thousand in fiscal year 2007. During the fourth quarter of fiscal year 2007, the members determined the acreage to be farmed for fiscal year 2008 would be 782. Alico’s portions of the estimated expenses of the venture for fiscal year 2008 are estimated to be $4.6 million. The equipment needed to operate the farm has been acquired using five year leases. Alico’s obligations under the lease should the joint venture default would be $48 thousand annually or $189 thousand in total less the proceeds received from the disposition plus disposition costs.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

(16) Subsequent events
At a Board of Directors meeting held on September 28, 2007, the Board declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 29, 2007, with payment expected on or about January 15, 2008.
At its Board of Directors meeting held on September 28, 2007, the Board elected to change the fiscal year of the Company from August 31 to September 30 effective as of October 1, 2007. In connection with the change, the Company will include the transition period of September 1 through September 30, 2007 with the Company’s first quarter 10-Q for fiscal year 2008, covering the fiscal quarter from October 1, 2007 through December 31, 2007 and in subsequent filings, including the annual report on Form 10-K.
In October 2007, the Company finalized the renegotiation of a sales contract and mortgage related to a parcel of land in Lee County, Florida that closed in July 2005. Major provisions of the renegotiation included a reduction of the scheduled principal payments due in September of 2008 and 2009; an increased interest rate based on LIBOR plus a percentage; and quarterly interest payments equal to the applicable quarterly interest rate as described above on the outstanding principal balance for the term of the note. Further provisions include increased flexibility of the Company to receive lots in the event of default. In October 2007, the Company received a payment of $6.8 million related to the renegotiated contract. This payment consisted of $0.4 million of principal, $6.1 million of interest and the balance as an expense reimbursement. Additionally, the Company received payment of $3.6 million for a one year extension on an option contract, and a payment of $0.7 million for interest due on a third sales contract, for total receipts of $11.1 million.

(17) Selected Quarterly Financial Data (Unaudited)
SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)
Summarized quarterly financial data (in thousands except for per share amounts) for the years ended August 31, 2007 and August 31, 2006, is as follows:

	Quarters Ended
	November 30,		February 28,		May 31,		August 31,
	2006	2005	2007	2006	2007	2006	2007	2006
Revenue:
Bowen	804	—	19,943	5,722	31,017	16,290	952	8,857
Citrus	1,637	1,208	20,265	7,044	21,772	11,986	3,810	1,950
Sugarcane	1,696	1,428	5,478	4,992	2,040	2,507	218	(1)
Cattle	4,074	2,224	909	426	3,842	758	1,152	2,292
Vegetables, plants & trees	999	521	2,850	2,515	2,176	2,262	859	503
Sod	399	558	531	152	647	285	603	533
Real estate	—	5,580	4,175	7	(15)	81	603	206
Interest	1,397	4,985	1,973	1,499	2,120	1,651	1,971	918
Other revenue	881	787	837	682	690	605	625	581

Total revenue	11,887	17,291	56,961	23,039	64,289	36,425	10,793	15,839

Costs and expenses:
Bowen	1,049	—	18,695	5,720	30,922	16,479	1,120	8,938
Citrus	918	588	10,772	5,241	10,489	7,407	1,248	1,338
Sugarcane	2,140	2,174	4,921	4,763	1,747	1,738	25	(109)
Cattle	3,596	1,711	850	318	3,672	671	1,604	2,214
Vegetables, plants & trees	1,156	875	2,120	2,122	2,232	2,162	614	618
Sod	242	449	246	75	201	128	629	188
Real estate	220	1,171	1,064	5	(23)	42	2,324	235
Interest	1,183	991	1,302	793	1,321	1,055	1,936	1,227
Other	3,237	7,533	3,347	(318)	3,592	3,111	3,817	(1,743)

Total costs and expenses	13,741	15,492	43,317	18,719	54,153	32,793	13,317	12,906

Income (loss) before income taxes	(1,854)	1,799	13,644	4,320	10,136	3,632	(2,524)	2,933

Provision for income taxes	(883)	646	5,940	1,653	23,285	1,092	4,904	2,824

Net income (loss)	(971)	1,153	7,704	2,667	(13,149)	2,540	(7,428)	109

Basic earnings (loss) per share	$(0.13)	$0.16	$1.05	$0.36	$(1.78)	$0.34	$(1.02)	$0.02

Item 9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.
There were no disagreements with accountants on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation at the end of fiscal year 2007, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2007, the Company’s disclosure controls and procedures were effective.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that as of August 31, 2007, the Company’s disclosure controls and procedures were effective.
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

Based on our evaluations of the internal controls, we have concluded that as of August 31, 2007, the Company maintained effective internal control over financial reporting.
Management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K.
Remediation of Prior Year’s Material Weakness
The Company had previously reported a material weakness in its internal controls for the years ended August 31, 2005 and 2006. The material weakness related to a lack of qualified accounting resources to properly account for complex transactions, specifically income taxes. Subsequent to the year ended August 31, 2006, the Company added several qualified and experienced staff members in its accounting department which allowed the controller and CFO additional time to evaluate complex accounting transactions. Additionally, the Company engaged a national accounting firm to review its tax calculations and provide accounting advice as needed. Management’s internal control testing for the 2007 fiscal year indicates these changes were sufficient to remediate the prior year’s reported weakness and to prevent the current period occurrence of the deficiency noted above.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
Alico, Inc.
LaBelle, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Alico, Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alico, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Alico, Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Alico, Inc. and Subsidiaries as of and for the year ended August 31, 2007, and our report dated November 14, 2007 expressed an unqualified opinion.

/s/MCGLADREY & PULLEN, LLP

Orlando, Florida
November 14, 2007

Item 9B. Other Information.
None

PART III
Items 10 — 14 of Part three are incorporated by reference to the Company’s proxy expected to be filed on or before December 31, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) 1. Financial Statements:
Included in Part II, Item 8 of this Report
Reports of Independent Registered Certified Public Accounting Firms August 31, 2007, 2006 & 2005
Consolidated Balance Sheets — August 31, 2007 and 2006
Consolidated Statements of Operations — For the Years Ended August 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — For the Years Ended August 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — For the Years Ended August 31, 2007, 2006 and 2005
(b) 2. Financial Statement Schedules:
Selected Quarterly Financial Data — For the Years Ended August 31, 2007 and 2006 — Included in Part II, Item 8
All other schedules not listed above are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(c) 3. Exhibits:
3(i)   Articles of Incorporation:
3(i)1   Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to the Company’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).
3(i)2   Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to the Company’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
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
3(ii)   Bylaws:
3(ii)(1)   By-Laws of Alico, Inc., amended and restated (incorporated by reference to the Company’s filing on Form 8-K dated October 4, 2007)
(10)   Material Contracts:
(10.1)   Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc. dated November 2, 1983, a Continuing Contract (incorporated by reference to the Company’s filing on Form 10-K dated November 28, 2006)
(10.2)   Cash Purchase Orange Agreement with Tropicana
(10.3)   Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation
(10.4)   Real Estate Sale Agreement with Ginn Development Corporation (incorporated by reference to the Company’s filing on Form 10-Q/A dated January 6, 2005)
(10.5)   First Amendment to Real Estate Sales Agreement with Ginn Development Corporation (incorporated by reference to the Company’s filing on Form 8-K dated December 27, 2006)
(10.6)   Second Amended and Restated Renewal Promissory Note (incorporated by reference to the Company’s filing on Form 8-K dated October 25, 2007)
(10.7)   Second Amendment to Mortgage Deed (incorporated by reference to the Company’s filing on Form 8-K dated October 25, 2007)
(10.8)   Revolving Line of Credit Agreement (incorporated by reference to the Company’s filing on Form 8-K dated October 17, 2005)
(10.9)   Amendment to Line of Credit Agreement (incorporated by reference to the Company’s filing on Form 8-K dated June 1, 2006)
(10.10)   Amendment to Line of Credit Agreement
(11)   Statement — Computation of Weighted Average Shares Outstanding and Per Share Earnings.
(12)   Statement — Computation of Ratios
(14.1)   Code of Ethics amended September 28, 2007.
(14.2)   Whistleblower Policy amended September 28, 2007
(21)   Subsidiaries of the Registrant — Alico Land Development Company, Inc. (formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971));Agri-Insurance Company, Ltd. (a company formed under the laws of the country of Bermuda incorporated in 2000), Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005)(incorporated by reference to the Company’s filing on Form 10-K dated November 28, 2006).
(31.1)   Rule 13a-14(a) certification
(31.2)   Rule 13a-14(a) certification
(32.1)   Section 1350 Certifications

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALICO, INC.
(Registrant)

November 14, 2007	John R. Alexander
Date	Chairman, President &
Chief Executive Officer
/s/ John R. Alexander

November 14, 2007	Patrick W. Murphy
Date	Senior Vice President and
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

November 14, 2007
Date

EXHIBIT INDEX
3(i)   Articles of Incorporation:
3(i)1   Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to the Company’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).
3(i)2   Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to the Company’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
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
3(ii)   Bylaws:
3(ii)(1)   By-Laws of Alico, Inc., amended and restated (incorporated by reference to the Company’s filing on Form 8-K dated October 4, 2007)
(10)   Material Contracts:
(10.1)   Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc. dated November 2, 1983, a Continuing Contract (incorporated by reference to the Company’s filing on Form 10-K dated November 28, 2006)
(10.2)   Cash Purchase Orange Agreement with Tropicana
(10.3)   Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation
(10.4)   Real Estate Sale Agreement with Ginn Development Corporation (incorporated by reference to the Company’s filing on Form 10-Q/A dated January 6, 2005)
(10.5)   First Amendment to Real Estate Sales Agreement with Ginn Development Corporation (incorporated by reference to the Company’s filing on Form 8-K dated December 27, 2006)
(10.6)   Second Amended and Restated Renewal Promissory Note (incorporated by reference to the Company’s filing on Form 8-K dated October 25, 2007)
(10.7)   Second Amendment to Mortgage Deed (incorporated by reference to the Company’s filing on Form 8-K dated October 25, 2007)
(10.8)   Revolving Line of Credit Agreement (incorporated by reference to the Company’s filing on Form 8-K dated October 17, 2005)
(10.9)   Amendment to Line of Credit Agreement (incorporated by reference to the Company’s filing on Form 8-K dated June 1, 2006)
(10.10)   Amendment to Line of Credit Agreement
(11)   Statement — Computation of Weighted Average Shares Outstanding and Per Share Earnings.
(12)   Statement — Computation of Ratios
(14.1)   Code of Ethics amended September 28, 2007.
(14.2)   Whistleblower Policy amended September 28, 2007
(21)   Subsidiaries of the Registrant — Alico Land Development Company, Inc. (formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971));Agri-Insurance Company, Ltd. (a company formed under the laws of the country of Bermuda incorporated in 2000), Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005) (incorporated by reference to the Company’s filing on Form 10-K dated November 28, 2006).
(31.1)   Rule 13a-14(a) certification
(31.2)   Rule 13a-14(a) certification
(32.1)   Section 1350 Certifications