Form 10-Q
period 2007-12-31
ALICO INC
filed 2008-02-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
☑  Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☑ No
There were 7,373,728 shares of common stock, par value $1.00 per share, outstanding at February 11, 2008.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

			One Month ended
	Three months ended December 31,		September 30,
	2007	2006	2007

Operating revenue
Agricultural operations	$19,009	$23,411	$989
Non-agricultural operations	676	670	188
Real estate operations	3,869	2,447	—

Total operating revenue	23,554	26,528	1,177

Operating expenses
Agricultural operations	18,215	20,220	912
Non-agricultural operations	108	113	46
Real estate operations	891	240	59

Total operating expenses	19,214	20,573	1,017

Gross profit	4,340	5,955	160
Corporate general and administrative	3,001	3,167	850

Income (loss) from operations	1,339	2,788	(690)

Other income (expenses):
Profit on sales of bulk real estate:
Sales	817	1,870	—
Cost of sales	—	578	—

Profit on sales of bulk real estate, net	817	1,292	—
Interest & investment income	4,333	1,626	693
Interest expense	(2,466)	(1,261)	(820)
Other	265	74	(4)

Total other income, (expense) net	2,949	1,731	(131)

Income (loss) before income taxes	4,288	4,519	(821)
Provision for income taxes	1,498	1,939	(141)

Net income (loss)	$2,790	$2,580	$(680)

Weighted-average number of shares outstanding	7,361	7,373	7,358

Weighted-average number of shares outstanding assuming dilution	7,375	7,393	7,376

Per share amounts:
Basic	$0.38	$0.35	$(0.09)
Diluted	0.38	0.35	(0.09)
Dividends	$0.00	$0.25	$0.28

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2007	2007	August 31,
	(unaudited)	(unaudited)	2007
ASSETS

Current assets:
Cash and cash equivalents	$39,811	$31,599	$34,825
Marketable securities available for sale	49,275	46,511	46,242
Accounts receivable	17,490	14,848	15,738
Mortgage and notes receivable	3,387	3,832	487
Inventories	28,301	27,232	25,214
Current deferred tax asset	2,716	2,661	2,312
Other current assets	2,242	2,719	2,398

Total current assets	143,222	129,402	127,216

Mortgages and notes receivable, net of current portion	5,063	6,688	9,939
Investments, deposits and other	4,335	3,237	3,262
Deferred tax benefit	3,810	3,805	3,950
Cash surrender value of life insurance, designated	7,542	7,656	7,530
Property, buildings and equipment	180,319	178,968	178,917
Less: accumulated depreciation	(52,160)	(50,422)	(49,927)

Total assets	$292,131	$279,334	$280,887

(continued)

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	December 31,	September 30,
	2007	2007	August 31,
	(unaudited)	(unaudited)	2007
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,903	$1,943	$2,328
Income taxes payable	4,981	3,418	3,335
Current portion of notes payable	1,349	1,350	1,350
Accrued expenses	5,042	4,425	4,330
Dividend payable	2,024	4,048	2,024
Accrued ad valorem taxes	—	2,105	1,876
Other current liabilities	1,563	2,153	2,276

Total current liabilities	19,862	19,442	17,519

Notes payable, net of current portion	144,011	134,534	135,539
Deferred retirement benefits, net of current portion	5,269	5,098	5,041
Commissions and deposits payable	4,358	4,265	3,842

Total liabilities	173,500	163,339	161,941

Stockholders’ equity:

Common stock	7,376	7,376	7,376
Additional paid in capital	9,950	10,199	10,169
Treasury stock	(783)	(891)	(1,046)
Accumulated other comprehensive income	36	49	45
Retained earnings	102,052	99,262	102,402

Total stockholders’ equity	118,631	115,995	118,946

Total liabilities and stockholders’ equity	$292,131	$279,334	$280,887

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended		One Month Ended
	December 31,		September 30,
	2007	2006	2007

Cash flows from operating activities:

Net cash provided by (used for) operating activities	$3,314	$(1,035)	$(1,753)

Cash flows from investing activities:

Real estate deposits and accrued commissions	—	1,616	—
Purchases of property and equipment	(2,131)	(3,229)	(293)
Purchases of other investments	(644)	—	—
Proceeds from sale of real estate	—	600	—
Proceeds from sales of property and equipment	586	1,223	90
Purchases of marketable securities	(15,645)	(7,539)	(1,574)
Proceeds from sales of marketable securities	12,849	14,215	1,309
Note receivable collections	2,873	1,693	—
Other	70	—	—

Net cash provided by (used for) investing activities	(2,042)	8,579	(468)

Cash flows from financing activities:

Repayment of loans	(1,824)	(4,621)	(2,106)
Proceeds from loans	11,300	11,124	1,101
Proceeds from stock transactions	16	—	—
Proceeds used for stock transactions	(528)	—	—
Dividends paid	(2,024)	(2,028)	—

Net cash provided by (used for) financing activities	6,940	4,475	(1,005)

Net increase (decrease) in cash and cash equivalents	$8,212	$12,019	$(3,226)

Cash and cash equivalents:
At beginning of period	$31,599	$25,158	$34,825

At end of period	$39,811	$37,177	$31,599

(continued)

	Three months ended		One Month Ended
	December 31,		September 30,
	2007	2006	2007

Supplemental disclosures of cash flow information

Cash paid for interest, net of amount capitalized	$2,199	$1,044	$43

Cash paid for income taxes	—	$2,075	—

Net non cash investing activities:
Issuance of mortgage notes	—	$13,341	—

Fair value adjustments to securities available for sale net of tax effects	$(2)	$37	$27

Reclassification of breeding herd to property and equipment	$458	$566	—

See accompanying Notes to Condensed Consolidated Financial Statements

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1. Basis of financial statement presentation:
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and will end September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10Q includes the unaudited results for the quarter ended December 31, 2007 and 2006, and the unaudited results for the one month ended September 30, 2007. The Company has also included selected unaudited results for the one month ended September 30, 2006 for comparative purposes in Note 14. The audited results for the one month ended September 30, 2007 will be included separately in the Company’s Annual Report on Form 10K for the fiscal year ending September 30, 2008.
The accompanying condensed consolidated financial statements (“Financial Statements”) include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Alico Land Development Company, Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the “Company”) after elimination of all significant intercompany balances and transactions.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended August 31, 2007. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at December 31, 2007, September 30, 2007 and August 31, 2007 and the consolidated results of operations and cash flows for the quarters ended December 31, 2007 and 2006, and one month ended September 30, 2007.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling $53 thousand for the quarter ended December 31, 2007, and $(20) thousand for the quarter ended December 31, 2006.
The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2006 have been reclassified to conform to the 2007 presentation.
2. Real Estate:
Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria are met including whether the profit is determinable, collectibility of the sales price is reasonably assured or the earnings process is complete.
Real estate project costs incurred for the acquisition, development and construction of real estate projects are capitalized. Additionally, costs to market real estate are capitalized if they are reasonably expected to be removed from the sale of the project and have been performed to obtain regulatory approval for the sale. An allowance is provided to reduce capitalized project costs to estimated realizable value.

During the fourth quarter of fiscal year 2006, the Company established a real estate department to manage its real estate assets. Gains or losses resulting from real estate transactions entered into before the establishment of the Company’s real estate department, which have not been substantially modified as defined by GAAP, have been recorded as non-operating items. Gains or losses resulting from contracts substantially modified or initiated by the Company’s real estate department are classified as operating items.
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
The cost and estimated fair value of marketable securities available for sale at December 31, 2007 and August 31, 2007 and September 30, 2007 were as follows:

	December 31, 2007				August 31, 2007
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$32,800	$51	$(1)	$32,850	$28,881	$6	$(10)	$28,877
Mutual funds	2,000	—	—	2,000	2,000	—	—	2,000
Fixed maturity funds	11,759	16	(4)	11,771	12,656	55	(4)	12,707
Corporate bonds	2,659	—	(5)	2,654	2,673	1	(16)	2,658

Marketable securities available for sale	$49,218	$67	$(10)	$49,275	$46,210	$62	$(30)	$46,242

	September 30, 2007
	(Unaudited)
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$29,213	$23	$(2)	$29,234
Mutual funds	2,000	—	—	2,000
Fixed maturity funds	12,569	49	(2)	12,616
Corporate bonds	2,670	—	(9)	2,661

Marketable securities available for sale	$46,452	$72	$(13)	$46,511

The aggregate fair value of investments in debt instruments (net of mutual funds of $2,000) as of December 31, 2007 and September 30, 2007 by contractual maturity date consisted of the following:

	Aggregate Fair Value
	December 31,	September 30,
	2007	2007
Due within 1 year	$37,863	$31,093
Due between 1 and 2 years	148	4,205
Due between 2 and 3 years	221	219
Due between 3 and 4 years	—	—
Due between 4 and 5 years	1,200	1,512
Due beyond five years	7,843	7,482

Total	$47,275	$44,511

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	December 31, 2007
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	$4,919	$(3)	$—	$—	$4,919	$(3)
Corporate bonds	—	—	2,654	(6)	2,654	(6)
Municipal Bonds	1,617	(1)	—	—	1,617	(1)

Total	$6,536	$(4)	$2,654	$(6)	$9,190	$(10)

	September 30, 2007
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	$3,478	$(2)	$—	$—	$3,478	$(2)
Corporate bonds	—	—	2,661	(9)	2,661	(9)
Municipal Bonds	5,475	(2)	—	—	5,475	(2)

Total	$8,953	$(4)	$2,661	$(9)	$11,614	$(13)

Net realized gain on the sale of securities for the three months ended December 31, 2007 and 2006 and one month ended September 30, 2007 were $0, ($35 thousand) and $0, respectively.
Debt instruments and funds. The unrealized losses on fixed maturity funds, corporate bonds and municipal bonds were primarily due to changes in interest rates. At December 31, 2007 the Company held loss positions in 33 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of December 31, 2007.
4. Mortgages and notes receivable:
The balances of the Company’s mortgages and notes receivable were as follows:

	December 31,	September 30,
	2007	2007	August 31,
	(unaudited)	(unaudited)	2007

Mortgage notes receivable on retail land sales	$271	$299	$311
Mortgage notes receivable on bulk land sales	65,518	65,963	65,963

Total mortgage and notes receivable	65,789	66,262	66,274
Less: Deferred revenue	(57,034)	(53,253)	(53,254)
Discount on notes to impute market interest	(305)	(2,489)	(2,594)
Current portion	(3,387)	(3,832)	(487)

Non-current portion	$5,063	$6,688	$9,939

Mortgage notes receivable related to retail land sales are generated from the sale of lots by the Company’s Alico Land Development subsidiary. Mortgage notes related to bulk land sales were generated by the sale of the Company’s Lee County properties. Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20% or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.
Profits from commercial real estate sales are discounted to reflect the market rate of interest when the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

In July 2005, the Company’s Alico-Agri subsidiary sold property in Lee County, Florida for $62.9 million. At the time of the sale, the Company received a down payment of $6.2 million and a 2.5% interest bearing mortgage note of $56.6 million in exchange for the land sold. Because the down payment did not meet the thresholds for full gain recognition, a deferred revenue account was established as an offset to the carrying amount of the note. Additionally, because the stated interest rate of the note was below market rates at the date of inception, a note discount was recorded. In December 2006, the Company restructured the contract and received $3.8 million upon execution. The major provisions of the restructuring were the extension of the principal payments and an increase in the interest rate to 4.0% annually, causing readjustment of the note discount.
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
The Company again restructured the contract in October of 2007. Major provisions of the renegotiation included a reduction of the scheduled principal payments due in September of 2008 and 2009; an increased interest rate based on LIBOR plus a percentage to be applied forward from July 2005; and quarterly interest payments equal to the applicable quarterly interest rate as described above on the outstanding principal balance for the term of the note. Further provisions include increased flexibility of the Company to receive lots in the event of default. The Company received a payment of $6.8 million related to the renegotiated contract consisting of $0.4 million of principal, $6.1 million of interest and the balance as an expense reimbursement. As a result of the changed interest terms from the October 2007 restructure, the note discount was eliminated.
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
5. Inventories:
A summary of the Company’s inventories is shown below:

	December 31,	September 30,
	2007	2007	August 31,
	(unaudited)	(unaudited)	2007

Unharvested fruit crop on trees	$13,866	$12,982	$12,177
Unharvested sugarcane	4,401	5,410	4,922
Beef cattle	6,676	5,757	5,429
Unharvested sod	1,540	1,476	1,449
Plants and vegetables	1,746	1,484	1,086
Rock, fill and other	72	123	151

Total inventories	$28,301	$27,232	$25,214

The Company records its inventory at the lower of cost or net realizable value. At December 31, 2007, the Company adjusted its cattle inventory down by $256 thousand due to changing market conditions and reduced its vegetable inventory by $188 thousand due to damage from heavy rains. At December 31, 2006, the Company wrote down sugarcane inventory by $338 thousand and vegetable inventory by $216 thousand. The adjustments were included as costs of sales in the period of adjustment.

6. Income taxes:
The provision for income taxes for the three months ended December 31, 2007 and 2006 and one month ended September 30, 2007 is summarized as follows:

	Three months ended December 31,		One month ended
	(unaudited)		September 30,
	2007	2006	2007

Current:
Federal income tax	$1,202	$993	$16
State income tax	257	170	12

	1,459	1,163	28

Deferred:
Federal income tax	(24)	701	(194)
State income tax	63	75	25

	39	776	(169)

Total provision for income taxes	$1,498	$1,939	$(141)

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The Company has been working with IRS appeals to resolve the case and has reached a tentative agreement for the payment of federal taxes, penalties and interest of approximately $66.2 million. In order to cease additional interest from accruing on this liability, the Company has paid $66.2 million to the IRS from its revolving credit line. Based on the contemplated settlement, the Company estimated additional state taxes and interest of approximately $10.3 million at December 31, 2007 which will be due and payable when the IRS audit is concluded. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a proposed closing document has been prepared by the Company’s tax counsel and provided to IRS Appeals for review. The Company expects full resolution of this matter by the end of March 2008; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.
Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. As the Lee County real estate was sold, substantial gains were generated in Agri, creating differences between amounts recorded on Agri’s books and the related tax returns. For property transferred to Agri but not sold during the years under audit, the historical tax basis will be stepped-up to the fair market value of the property at the time of transfer. The Company has estimated the amount of basis step-up based on discussions with the IRS and classified the step ups resulting from the transfer of property not sold as of August 31, 2004 based on their estimated tax benefits as a deferred tax asset at August 31, 2007. Should the actual outcome of the IRS settlement differ from the estimated amounts, the deferred taxes related to the basis step-ups could fluctuate from the amounts recorded.
Since January 1, 2004 Agri has been filing as a taxable entity. This change in tax status resulted from changes in the Internal Revenue Code.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on October 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.
At October 1, 2007, the Company had $441,000 of potential tax exposure related to uncertain tax positions, which was recorded as a one time adjustment to retained earnings. All of this amount would, if recognized, affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for uncertain tax positions. Interest and penalties accrued as of the date of adoption are approximately $57,000. As of December 31, 2007, the Company had approximately $73,000 accrued for the payment of interest and penalties related to uncertain tax positions.

The U.S. Internal Revenue Agency is currently examining the returns of Alico and related entities for tax years 2000 through 2004. The statute of limitations for those years has been extended as part of that examination. Additionally, the tax years ended August 31, 2005 and August 31, 2006 remain open to examination. The state income tax returns have not been audited and are subject to audit for the same tax periods open for federal tax purposes. We believe that the unrecognized tax liabilities currently recorded will change significantly within 12 months of the report date due to the filing of amended returns. The unrecognized tax liabilities could decrease by $450,000 (due to payment) within the next 12 months.
Pursuant to recent Securities Exchange Commission guidance, the Company has not provided the tabular reconciliation disclosures required by FIN 48. The Company will provide all required FIN 48 disclosures in its 2008 Annual Report on Form 10-K.
7. Indebtedness:
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
The Credit Facility contains numerous restrictive covenants described more fully in the Company’s annual report on Form 10-K. In the opinion of Management, the Company was in compliance with all of the covenants and provisions of the amended Credit Facility at December 31, 2007.
The Company’s Chief Executive Officer, John R. Alexander, is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company.
The following table reflects outstanding debt under the Company’s various loan agreements:

	Principal Balance
	December 31,	September 30,	August 31,	Interest
	2007	2007	2007	Rate	Collateral
a) Revolving Credit Facility	$137,319	$127,519	$128,419	Libor +1.50%	Real estate
b) Mortgage note payable	7,917	8,234	8,339	6.68%	Real estate
c) Mortgage note payable	52	52	52	7.00%	Real estate
d) Vehicle financing	72	79	79	0%-2.90%	3 Vehicles

Total	$145,360	$135,884	$136,889

a)	Terms described above; Additional credit available at December 31, 2007 was $37,681.

b)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

c)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

d)	3-5 year term loans. Monthly principal payments plus interest.

e)	The LIBOR rate was 4.88%, 5.50% and 5.63% at December 31, 2007, September 30, 2007 and August 31, 2007, respectively.

Maturities of the Company’s debt at December 31, 2007, September 30, 2007, and August 31, were as follows:

	December 31,	September 30,	August 31,
	2007	2007	2007
Due within 1 year	$1,349	$1,350	1,350
Due between 1 and 2 years	1,293	1,297	1,298
Due between 2 and 3 years	138,592	128,794	129,695
Due between 3 and 4 years	1,274	1,273	1,273
Due between 4 and 5 years	1,269	1,270	1,269
Due beyond five years	1,583	1,900	2,004

Total	$145,360	$135,884	$136,889

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		One month ended
	December 31,		September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

Interest expense	$2,466	$1,261	$820
Interest capitalized	12	13	5

Total interest cost	$2,478	$1,274	$825

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock/participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non cash participation certificates. The Company has recorded the cash allocations as received as a reduction of interest expense. Non cash patronage receivables of $854 thousand have been included as other income in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2007. Such amounts relate to cumulative non cash allocations which are considered by management to have both a qualitatively and quantitatively immaterial effect on any prior period.
8. Dividends:
At its meeting on September 28, 2007 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 29, 2007 that was paid on January 15, 2008. At its meeting on January 18, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of April 30, 2008 with payment expected on or around May 16, 2008.
9. Disclosures about reportable segments:
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

Although the Company’s Real Estate, Plant World, Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments has been included in the schedules below. For a description of the business activities of the Plant World, Vegetables and Sod segments please refer to Item 1 of the Company’s annual report on Form 10-K for the year ended August 31, 2007.
The accounting policies of all of the segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K for the year ended August 31, 2007. The Company evaluates performance based on direct margins from operations before general and administrative costs and income taxes not including nonrecurring gains and losses.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at the then current market prices.
The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different knowledge, skills and marketing strategies.
Information concerning the various segments of the Company as of and for the three months ended December 31, 2007 and 2006 and one month ended September 30, 2007 are summarized on the following page:

	Three months ended		One month ended
	December 31,		September 30,
	2007	2006	2007
Revenues (from external customers except as noted)
Bowen	$7,815	$7,633	$143
Intersegment fruit sales through Bowen	1,264	804	—
Citrus groves	4,665	6,172	5
Sugarcane	3,221	3,738	—
Cattle	486	3,653	330
Real Estate	3,869	2,447	—
Alico Plant World	902	749	419
Vegetables	1,724	1,117	—
Sod	196	349	92

Revenue from segments	24,142	26,662	989
Other operations	676	670	188
Less: intersegment revenues eliminated	(1,264)	(804)	—

Total operating revenue	$23,554	$26,528	$1,177

Operating expenses
Bowen	$7,712	$7,424	$222
Intersegment fruit sold through Bowen	1,264	804	—
Citrus groves	3,845	3,708	3
Sugarcane	3,251	4,144	—
Cattle	858	3,035	289
Real Estate	891	240	59
Alico Plant World	833	491	190
Vegetables	1,400	1,216	—
Sod	316	202	208

Segment operating expenses	20,370	21,264	971
Other operations	108	113	46
Less: intersegment expenses eliminated	(1,264)	(804)	—

Total operating expenses	$19,214	$20,573	$1,017

Gross profit (loss):
Bowen Brothers Fruit	$103	$209	$(79)
Citrus groves	820	2,464	2
Sugarcane	(30)	(406)	—
Cattle	(372)	618	41
Real Estate	2,978	2,207	(59)
Alico Plant World	69	258	229
Vegetables	324	(99)	—
Sod	(120)	147	(116)

Gross profit from segments	3,772	5,398	18
Other	568	557	142

Gross profit	$4,340	$5,955	$160

	Three months ended		One month ended
	December 31,		September 30,
	2007	2006	2007
Depreciation, depletion and amortization:
Bowen Brothers Fruit	$62	$68	$21
Citrus Groves	556	606	188
Sugarcane	518	517	171
Cattle	398	487	134
Alico Plant World	162	163	53
Vegetables	30	13	12
Sod	54	48	18

Total segment depreciation and amortization	1,780	1,902	597
Other depreciation, depletion and amortization	241	214	78

Total depreciation, depletion and amortization	$2,021	$2,116	$675

	December 31,	September 30,
	2007	2007	August 31,
	(unaudited)	(unaudited)	2007
Total Assets:
Bowen Brothers Fruit	$6,171	$2,891	$3,042
Citrus groves	55,641	53,339	54,558
Sugarcane	43,728	45,128	46,053
Cattle	21,756	20,837	20,813
Alico Plant World	7,525	6,862	6,711
Vegetables	4,574	3,238	2,766
Sod	5,432	5,400	5,362

Segment assets	144,827	137,695	139,305
Other Corporate assets	147,304	141,639	141,582

Total assets	$292,131	$279,334	$280,887

10. Stock Compensation Plans:
The Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. No stock options were granted during fiscal year 2007, the three months ended December 31, 2007, or the one month ended September 30, 2007.
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
At December 31, 2007, September 30, 2007 and August 31, 2007, there were 7,158, 8,158 and 8,158, options respectively, fully vested and exercisable and 273,815 shares available for grant. The options outstanding had a fair value of $133 thousand, $208 thousand, and $271 thousand at December 31, 2007, September 30, 2007 and August 31, 2007, respectively. There was no unrecognized compensation expense related to outstanding stock option grants at August 31, 2007, September 30, 2007 or December 31, 2007.

In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in accordance with the table and description outlined below. The payment of each installment is subject to continued employment with the Company. At December 31, 2007, September 30, 2007 and August 31, 2007 there were 8,000 restricted shares vested in accordance with these grants.
The table below summarizes the Company’s restricted share awards granted to date:

			Compensation	Compensation	Weighted
			Expense Recognized	Expense Recognized	Average
			for the	for the	Grant date
		Fair Market Value	three months ended	one month ended	Fair value
Grant Date	Shares Granted	on Date of Grant	December 31, 2007	September 30, 2007	Per share
April 2006	20,000	$908	$43	14
October 2006	20,000	1,239	67	22

Total	40,000	$2,147	$110	$36	$53.68

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. Four thousand of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested August 31, 2007. The remaining shares granted in October 2006 vest 33% effective August 31, 2008 and 33% annually thereafter until fully vested. The Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at December 31, 2007 was $1.2 million and will be recognized over a weighted average period of 6 years.
During November 2007, the CEO and COO elected to receive a portion of their annual incentive bonus in Company stock. The CEO chose to receive 4,000 shares at a value of $177 thousand, while the COO chose to receive 500 shares at a value of $22 thousand. These shares do not contain any restrictions, but were issued under the Company’s Incentive Equity Plan. Compensation expense for these awards was accrued and recognized during the fourth quarter of the Company’s fiscal 2007 year.
11. Other Comprehensive Income:
Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows:

	For the three months ended		For the one month ended
	December 31,		September 30,
	2007	2006	2007
Accumulated Other Comprehensive Income (loss) at beginning of period	$49	$(29)	$45

Change resulting from market fluctuations, net of tax, and realized gains and losses	(13)	40	4

Accumulated Other Comprehensive Income	$36	$11	$49

12. New Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings. SFAS No. 159 will be effective for fiscal year 2009. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.
13. Treasury Stock
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. In accordance with the approved plans, the Company may purchase an additional 75,230 shares. The Company purchased 12,000 shares in the open market during the first quarter of fiscal year 2008 at an average price of $43.98 per share.
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans for the quarter ended December 31, 2007 (no treasury purchases occurred during the month ended September 30, 2007):

			Total shares
			purchased as
			part of publicly	Total dollar value
	Total number of	Average price	announced plans	of shares purchased
Date	shares purchased	paid per share	or programs	(thousands)
11/20/2007	2,500	$44.23	2,500	$112
11/21/2007	2,500	43.64	2,500	110
11/26/2007	2,500	42.92	2,500	108
11/27/2007	2,000	42.52	2,000	86
11/28/2007	2,500	44.29	2,500	112

Total	12,000	$43.98	12,000	$528

14. Transition Period Financial Information:
On September 28, 2007, the Company’s fiscal year end was changed from August 31 to September 30. Accordingly, the Company is presenting unaudited financial statements for the one month transition period ended September 30, 2007. The following table provides certain unaudited comparative financial information of the same period of the prior year.

	One Month Ended
	September 30,	September 30,
(In thousands, except per share data)	2007	2006
Statement of operations data:
Operating revenue	$1,177	$1,682
Operating and general and administrative expenses	1,867	2,499

Earnings (loss) from operations	(690)	(817)
Other earnings (loss)	(131)	101
Income taxes (benefit)	(141)	(341)

Net earnings (loss)	$(680)	$(375)

Earnings (loss) per share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)

	September 30,	September 30,
	2007	2006
Balance sheet data:
Current assets	$129,402	$110,029
Total assets	279,334	261,761
Current liabilities	19,442	16,950
Other liabilities	143,897	104,035
Stockholders’ equity	$115,995	$140,776

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions, expectation of results and strategic alternatives under consideration are predictive in nature or depend upon or refer to future events or conditions, are subject to known, as well as unknown risks and uncertainties that may cause actual results to differ materially from Company expectations. There can be no assurance that any future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.
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
Change in fiscal year
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and will end September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10Q includes the unaudited results for the quarters ended December 31, 2007 and 2006, and the unaudited results for the one month ended September 30, 2007. The Company has also included selected unaudited results for the one month ended September 30, 2006 for comparative purposes in Note 14. The audited results for the one month ended September 30, 2007 will be included separately in the Company’s Annual Report on Form 10K for the fiscal year ending September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES:
Liquidity and Capital Resources
Working capital increased to $123.4 million at December 31, 2007 from $109.7 million at August 31, 2007. As of December 31, 2007, the Company had cash and cash equivalents of $39.8 million compared to $34.8 million at August 31, 2007. Marketable securities increased to $49.3 million from $46.2 million during the same period. The ratio of current assets to current liabilities decreased to 7.21 to 1 at December 31, 2007 from 7.26 to 1 at August 31, 2007. Total assets increased by $11.2 million to $292.1 million at December 31, 2007, compared to $280.9 million at August 31, 2007.

Management believes the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Management expects continued profitability from the Company’s operations. In addition, the Company has credit commitments to provide for revolving credit of up to $175.0 million of which $37.7 million was available for the Company’s general use at December 31, 2007.
Cash outlays for land, equipment, buildings, and other improvements totaled $2.1 million during the three months ended December 31, 2007, compared with $3.2 million during the three months ended December 31, 2006.
IRS Audit
The Company, through its tax counsel, continues to work with IRS Appeals to reach a closing settlement.
Details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a proposed closing document has been prepared by the Company’s tax counsel and provided to IRS Appeals for review. The Company expects full resolution of this matter by the end of March 2008; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The Company has been working with IRS appeals to resolve the case and has reached a tentative agreement for the payment of federal taxes, penalties and interest of approximately $66.2 million. In order to cease additional interest from accruing on this liability, the Company has paid $66.2 million to the IRS from its revolving credit line. Based on the contemplated settlement, the Company estimated additional state taxes and interest of approximately $10.3 million at December 31, 2007 which will be due and payable when the IRS audit is concluded. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS.
Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. As the Lee County real estate was sold, substantial gains were generated in Agri, creating differences between amounts recorded on Agri’s books and the related tax returns. For property transferred to Agri but not sold during the years under audit, the historical tax basis will be stepped-up to the fair market value of the property at the time of transfer. The Company has estimated the amount of basis step-up from discussions with the IRS and classified the step ups resulting from the transfer of property not sold as of August 31, 2004 based on their estimated tax benefits as a deferred tax asset at August 31, 2007. Should the actual outcome of the IRS settlement differ from the estimated amounts, the deferred taxes related to the basis step-ups could fluctuate from the amounts recorded.
Since January 1, 2004, Agri has been filing as a taxable entity. This change in tax status is a direct result of changes in the Internal Revenue Code increasing premium and other annual income levels. Due to these changes, Agri no longer qualifies as a tax-exempt entity.

Real estate activities
Due to complications in the permitting process and an overall slowdown in the real estate market, the Company agreed to restructure a contract in connection with a previous land sale in September 2007, with the terms to be effective as of the original closing in July 2005. Under the terms of the restructure, the Company received $6.8 million on October 22, 2007 representing $0.4 million of principal with the remaining proceeds classified as interest. Additionally, under the terms of the renegotiated agreement, Alico will receive quarterly interest payments based upon LIBOR, plus a percentage, as well as $3.4 million of principal on September 28, 2008, $12.0 million principal payments on September 28, 2009 & 2010, and the remaining principal of $26.6 million on September 28, 2011. Alico received the first quarterly interest payment of $0.9 million due on the note in December, 2007.
The Company received an extension payment of $3.6 million during October, 2007. The payment was in connection with an option contract for a gross sales price of $63.5 million. Under the terms of this contract, the buyer has four annual options with up to three additional annual extensions. The next option will expire on September 28, 2008, unless it is extended. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.
The Company also received an interest payment of $0.7 million in October 2007 representing interest on an $11.4 million mortgage on a third contract. The mortgage provides for interest payments only for the next three years annually in September, followed by four equal annual payments of principal together with accrued interest thereon. The annual interest rate under the note is 6%.
Treasury stock purchase plan
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. In accordance with the approved plans, the Company may purchase an additional 75,230 shares. The Company purchased 12,000 shares in the open market during the first quarter of fiscal year 2008 at an average price of $43.98 per share.
Dividends
The Company paid a quarterly dividend of $0.275 per share on October 15, 2007. At its meeting on September 28, 2007 the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of December 29, 2007 that was paid on January 15, 2008. At its meeting on January 18, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of April 30, 2008 with payment expected on or around May 16, 2008.

Results of Operations

Summary of results (in thousands):	Three months ended December 31,
	2007	2006
Operating revenue	$23,554	$26,528
Gross profit	4,340	5,955
General & administrative expenses	3,001	3,167
Income from operations	1,339	2,788
Profit on sale of bulk real estate	817	1,292
Interest and investment income	4,333	1,626
Interest expense	(2,466)	(1,261)
Other income	265	74
Provision for income taxes	1,498	1,939
Effective income tax rate	34.9%	42.9%
Net income	$2,790	$2,580
Overall, income from operations decreased for the three months ended December 31, 2007 compared with the three months ended December 31, 2006, primarily the result of inferior results from agricultural operations. The Company expects that operations will be profitable in fiscal year 2008, but will be significantly below fiscal year 2007 levels. These expectations are a consequence of lower prices for citrus products for fiscal year 2008 when compared with fiscal year 2007.
Operations by segment are discussed separately below.
General and Administrative
General and administrative expenses decreased by $0.2 million for the three months ended December 31, 2007 when compared with the three months ended December 31, 2006. The Company is working to reduce its general and administrative costs for fiscal year 2008. Thus far, the reduction effort has included eliminating staff positions and using internal staff to reduce Sarbanes Oxley compliance costs which was outsourced for the past several years.
Profit from the Sale of Real Estate
The Company restructured a contract in October 2007, with the terms to be effective as of the original closing in July 2005. The Company recognized approximately $0.8 million of non-operating gain in connection with the restructure.
The Company also restructured several contracts for the sale of real estate during three months ended December 31, 2006. The Company recognized $3.9 million of operating revenue during the three months ended December 31, 2007 from the extension of these contracts. The Company recognized gains of $0.5 million of installment proceeds on a prior sale that was recorded as non-operating income during the three months ended December 31, 2006. Additionally, the Company recorded income in connection with a restructuring of a second contract of $1.9 million during the three months ended December 31, 2006, that was classified as operating revenue.

Provision for Income taxes
The effective tax rate was 34.9 % and 42.9% for the three months ended December 31, 2007 and 2006, respectively. The rates for both years were impacted by adjustments related to the ongoing IRS proceedings for tax years 2000, 2001, 2002, 2003 and 2004 (see Note 6 to the condensed consolidated financial statements).
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on September 1, 2007. At September 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for uncertain tax positions. As of December 31, 2007, the Company had approximately $15,000 accrued for the payment of interest and penalties related to uncertain tax positions. The tax years ended August 31, 2005 and August 31, 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Interest and Investment Income
Interest and investment income is generated principally from investments in corporate and municipal bonds, mutual funds, U.S. Treasury securities, and mortgages held on real estate sold on the installment basis.
Interest and investment income was $4.3 million compared with $1.6 million for the three month periods ended December 31, 2007 and 2006, respectively. The increased interest earnings for the three months ended December 31, 2007 were primarily due to the restructuring of a real estate mortgage note receivable, which allowed for higher interest rates effective retroactively to July 2005. Additionally, the Company recognized unallocated patronage from Farm Credit of $854 thousand during the quarter ended December 31, 2007.
Interest Expense
Interest expense increased for the three months ended December 31, 2007 when compared with the three months ended December 31, 2006 due to higher debt levels. The Company’s borrowings increased significantly during the fourth quarter of fiscal year 2007 due to the payment of taxes, interest and penalties associated with the ongoing IRS audits.

Operating Revenues

	Three months ended December 31,
	2007	2006
Revenues
Agriculture:
Bowen Brothers Fruit	$7,815	$7,633
Citrus groves	4,665	6,172
Sugarcane	3,221	3,738
Cattle	486	3,653
Alico Plant World	902	749
Vegetables	1,724	1,117
Sod	196	349

Agriculture operations revenue	19,009	23,411
Real estate operations	3,869	2,447
Land leasing and rentals	536	259
Mining royalties	140	411

Total operating revenue	$23,554	$26,528

Operating revenues decreased by 11.2% to $23.6 million for the three months ended December 31, 2007, when compared with operating revenues of $26.5 million for the three months ended December 31, 2006. The decrease was primarily due to lower revenues from agriculture operations, discussed in detail below.
Gross Profit

	Three months ended December 31,
	2007	2006
Gross profit:
Agriculture:
Bowen Brothers Fruit	$103	$209
Citrus groves	820	2,464
Sugarcane	(30)	(406)
Cattle	(372)	618
Alico Plant World	69	258
Vegetables	324	(99)
Sod	(120)	147

Gross profit from agricultural operations	794	3,191
Real estate operations	2,978	2,207
Land leasing and rentals	459	187
Mining royalties	109	370

Gross profit	4,340	5,955
Profits from the sale of bulk real estate	817	1,292
Net interest and investment income	1,867	365
Corporate general and administrative and other	(2,736)	(3,093)

Income before income taxes	$4,288	$4,519

Gross profit was $4.3 million for the three months ended December 31, 2007 compared with $6.0 million for the three months ended December 31, 2006. The decrease was due primarily to decreased profitability from agricultural operations.

Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season. A discussion of agricultural operations follows:
Bowen
Bowen’s operations generated revenues totaling $7.8 million for the three months ended December 31, 2007 compared with revenue of $7.6 million for the three months ended December 31, 2006. Gross profit for the three months ended December 31, 2007 was $0.1 million compared with $0.2 million for the three months ended December 31, 2006. Citrus prices have declined an estimated 20% during fiscal year 2008 from their prior year levels and are expected to be below their prior year levels throughout the 2008 fiscal year. Due to the decreased prices, Bowen’s per unit margins have also declined.
Citrus Groves
Citrus revenues were $4.7 million for the three months ended December 31, 2007, and $6.2 million for the three months ended December 31, 2006. The Citrus Division recorded gross profits of $0.8 million for the three months ended December 31, 2007, compared with $2.5 million for the three months ended December 31, 2006. The Company expects to harvest more citrus during fiscal year 2008 than it did in fiscal year 2007; however, the Company’s citrus crop matured later during fiscal year 2008 when compared with fiscal year 2007, delaying the harvest and thus causing lower volumes of fruit movement through December. The volume delay is timing related and should recover in subsequent quarters. Citrus prices have declined an estimated 20% during fiscal year 2008 from their prior year levels. For this reason, the Company expects profits from its citrus groves to be lower in fiscal year 2008 when compared with fiscal year 2007. Prices have declined in the citrus industry due to an increasing supply of citrus as groves have recovered from the damages caused by the hurricanes of 2004 and 2005.
Sugarcane
Sugarcane revenues were $3.2 million and $3.7 million for the three months ended December 31, 2007 and December 31, 2006, respectively. Sugarcane operations generated a loss of $30 thousand compared with a loss of $406 thousand for the three months ended December 31, 2007 and December 31, 2006, respectively. Continuing low margins from sugarcane operations has prompted the Company to reduce its harvestable acreage of sugarcane during the current fiscal year in favor of expanding vegetable operations and land leasing. Accordingly, gross profits for the sugarcane division are expected to be lower in fiscal year 2008 when compared to fiscal year 2007 due to an expected reduction in the number of tons harvested.
Cattle
Cattle revenues were $0.5 million for the three months ended December 31, 2007, compared with $3.7 million for the three months ended December 31, 2006. Cattle recorded a loss of ($0.4 million) for the three months ended December 31, 2007 compared with a gross profit of $0.6 million for the three months ended December 31, 2006. More calves were sold during the three months ended December 31, 2006 compared with the three months ended December 31, 2007. As a result, cattle revenues decreased from their prior year levels.

During the first quarter of fiscal year 2008, the Company wrote down the cattle inventory by $256 thousand, to its net realizable value. In an effort to improve conception and general nutrition, the Company has reduced the size of its cattle herd. As the herd size is reduced, cost savings are expected. However, during the current fiscal year, due to a decline in births caused by the reduced size of the cattle herd, and stress brought about by a severe drought, the cost per calf has increased and as a result per unit margins have suffered. As a result, cattle operations are not expected to perform as well in fiscal year 2008 as they did in fiscal year 2007.
Plant World
Plant World generated gross revenues of $0.9 million compared with $0.7 million during the three months ended December 31, 2007 and 2006, respectively. Gross profits were $69 thousand compared with $258 thousand for the three months ended December 31, 2007 and 2006, respectively.
Vegetables
Revenues from the sale of vegetables were $1.7 million for the three months ended December 31, 2007, respectively, compared with $1.1 million for the three months ended December 31, 2006. The Vegetable division recorded gross profits of $0.3 million and a loss of $0.1 million, respectively, for the three months ended December 31, 2007 and December 31, 2006. Alico began farming sweet corn and green beans in the second quarter of fiscal year 2006. The fiscal year 2007 fall corn crop was damaged by insects, which caused the Company to recognize a loss during December of 2006.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico/J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. The joint venture is currently farming green peppers and eggplant. Alico accounts for its investment in Alico/J&J under the equity method. For the three months ended December 31, 2007, Alico recognized a loss of $215 thousand on its portion of the investment. The loss was included as vegetable revenue for the quarter. Vegetable prices are highly volatile. As such, it is difficult to speculate as to the future profitability of the venture.
Sod
Due to continued slow sales in the real estate market, sod sales have declined considerably for the three months ended December 31, 2007 when compared with the three months ended December 31, 2006. As a result of the reduced sales, the Company has written off a portion of its sod inventory. Sod costs will continue to be expensed as incurred until the sales volume increases sufficiently to reduce inventories.
Off Balance Sheet Arrangements
The Company through its wholly owned subsidiary Bowen Brothers Fruit, LLC enters into contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The total purchase contracts under these agreements totaled $21.2 million at December 31, 2007. All of these purchases except for $0.1 million were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $1.0 million at December 31, 2007 for which purchases had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price.

Disclosure of Contractual Obligations
The contractual obligations of the Company at December 31, 2007 are set forth in the table below:

		Payment due by period
		Less than	1 - 3	3-5	Greater than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt	$145,360	$1,349	$139,885	$2,543	$1,583
Expected interest on debt	24,547	9,294	14,676	466	111
Leases — operating	751	261	481	9	—
FIN 48	456	456	—	—	—
Commissions	3,276	167	1,200	1,623	286
Citrus purchase contracts	21,217	15,649	5,568	—	—
Retirement benefits	5,737	468	788	788	3,693
Fixed Asset additions	523	523	—	—	—
Consulting contracts	793	700	93	—	—

Total	$202,660	$28,867	$162,691	$5,429	$5,673

Critical Accounting Policies and Estimates
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on September 1, 2007. At September 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for uncertain tax positions. As of December 31, 2007, the Company had approximately $15,000 accrued for the payment of interest and penalties related to uncertain tax positions. The tax years ended August 31, 2005 and August 31, 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock/participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non cash participation certificates. The Company has recorded the cash allocations as received as a reduction of interest expense. Non cash patronage receivables of $854 thousand have been included as other income in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2007. Such amounts relate to cumulative non cash allocations which are considered by management to have both a qualitatively and quantitatively immaterial effect on any prior period.
Notwithstanding the above, there have been no substantial changes in the Company’s policies regarding critical accounting issues or estimates since the Company’s last annual report on form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2007 Annual Report on Form 10-K for the fiscal year ended August 31, 2007. There are no material changes since the Company’s disclosure of this item on its last annual report on Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation at the end of fiscal year 2007, the month ended September 30, 2007, and the three months ended December 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007, September 30, 2007 and December 31, 2007. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that as of August 31, 2007, September 30, 2007 and December 31, 2007, the Company’s disclosure controls and procedures were effective.
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
Based on our evaluations of the internal controls, we have concluded that as of August 31, 2007, September 30, 2007 and December 31, 2007, the Company maintained effective internal control over financial reporting.
Management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2007 was audited by McGladrey & Pullen, LLP, an independent registered certified public accounting firm, as stated in their report which was included in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2007.

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
ITEM 4. Submission of Matters to a Vote of Security Holders.
At its annual stockholders meeting held on Friday January 18, 2008, the stockholders elected John R. Alexander, JD Alexander, Robert E. Lee Caswell, Evelyn D’An, Phillip S. Dingle, Gregory T. Mutz, Charles Palmer, Robert J. Viguet, Jr. and Dr. Gordon Walker to serve on the Company’s Board of Directors.
Voting results were as follows:

Number of shares issued outstanding and entitled to vote:	7,363,419
Shares represented by proxy votes:	5,006,043
Representative share of proxy votes:	67.99%

	For		Withheld		Total votes	Total shares

Directors:
John R. Alexander	4,949,028	98.86%	57,015	1.14%	5,006,043	7,363,419
JD Alexander	4,591,401	91.72%	414,642	8.28%	5,006,043	7,363,419
Robert E. Lee Caswell	4,948,227	98.85%	57,816	1.15%	5,006,043	7,363,419
Evelyn D’An	4,924,593	98.37%	81,450	1.63%	5,006,043	7,363,419
Phillip S. Dingle	4,807,469	96.03%	198,574	3.97%	5,006,043	7,363,419
Gregory T. Mutz	4,948,075	98.84%	57,968	1.16%	5,006,043	7,363,419
Charles L. Palmer	4,968,383	99.25%	37,660	0.75%	5,006,043	7,363,419
Baxter G. Troutrnan	758,432	15.15%	4,247,611	84.85%	5,006,043	7,363,419
Robert J. Viguet, Jr.	4,867,654	97.24%	138,389	2.76%	5,006,043	7,363,419
Gordon Walker	4,945,761	98.80%	60,282	1.20%	5,006,043	7,363,419

ITEM 5. Other Information.
This item is omitted as there are no items to report during this interim period.
ITEM 6. Exhibits

Exhibit 11	Computation of Earnings per share.
Exhibit 31.1	Rule 13a-14(a) certification.
Exhibit 31.2	Rule 13a-14(a) certification.
Exhibit 32.1	Section 1350 certification.
Exhibit 32.2	Section 1350 certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALICO, INC.
(Registrant)
February 15, 2008
John R. Alexander
Chairman
Chief Executive Officer
(Signature)
February 15, 2008
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)
February 15, 2008
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit 11	Computation of Earnings per share.
Exhibit 31.1	Rule 13a-14(a) certification.
Exhibit 31.2	Rule 13a-14(a) certification.
Exhibit 32.1	Section 1350 certification.
Exhibit 32.2	Section 1350 certification.