Form 10-Q
period 2008-03-31
ALICO INC
filed 2008-05-09
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
There were 7,374,074 shares of common stock, par value $1.00 per share, outstanding at May 7, 2008

Index
Alico, Inc.
Form 10-Q
For the quarter ended March 31, 2008

Part I. Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Operating revenue
Agricultural operations	$48,553	$54,766	$67,562	$78,177
Non-agricultural operations	722	889	1,398	1,559
Real estate operations	—	803	3,869	3,250

Total operating revenue	49,275	56,458	72,829	82,986

Operating expenses
Agricultural operations	42,613	42,459	60,828	62,679
Non-agricultural operations	136	126	244	239
Real estate operations	542	1,204	1,433	1,444

Total operating expenses	43,291	43,789	62,505	64,362

Gross profit	5,984	12,669	10,324	18,624
Corporate general and administrative	3,981	3,405	6,982	6,572

Income from operations	2,003	9,264	3,342	12,052

Other income (expenses):
Profit on sales of bulk real estate:
Sales	—	(511)	817	1,359
Cost of sales	—	(257)	—	321

Profit on sales of bulk real estate, net	—	(254)	817	1,038
Interest & investment income	1,987	1,902	6,320	3,528
Interest expense	(1,103)	(1,309)	(3,569)	(2,570)
Other	(239)	92	26	166

Total other income, (expense) net	645	431	3,594	2,162

Income before income taxes	2,648	9,695	6,936	14,214
Provision for income taxes	1,110	4,192	2,608	6,131

Net income	$1,538	$5,503	$4,328	$8,083

Weighted-average number of shares outstanding	7,364	7,371	7,362	7,372

Weighted-average number of shares outstanding assuming dilution	7,380	7,388	7,377	7,392

Per share amounts:
Basic	$0.21	$0.75	$0.59	$1.10
Diluted	0.21	0.74	0.59	1.09
Dividends	$0.28	$0.28	$0.55	$0.55
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2008	2007
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,461	$31,599
Marketable securities available for sale	42,578	46,511
Accounts receivable	14,725	14,848
Federal income tax — refundable	3,761	5,696
Mortgage and notes receivable	3,705	3,832
Inventories	24,161	27,232
Current deferred tax asset	2,811	2,661
Other current assets	1,747	2,719

Total current assets	137,949	135,098

Mortgages and notes receivable, net of current portion	4,748	6,688
Investments, deposits and other	4,772	3,237
Deferred tax asset	3,812	3,805
Cash surrender value of life insurance, designated	7,383	7,656
Property, buildings and equipment	179,469	178,968
Less: accumulated depreciation	(53,077)	(50,422)

Total assets	$285,056	$285,030

(continued)

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	March 31,	September 30,
	2008	2007
	(unaudited)	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,468	$1,943
Income taxes payable	9,905	9,114
Current portion of notes payable	1,353	1,350
Accrued expenses	4,638	4,425
Dividend payable	2,027	4,048
Accrued ad valorem taxes	370	2,105
Other current liabilities	1,203	2,153

Total current liabilities	25,964	25,138

Notes payable, net of current portion	131,082	134,534
Deferred retirement benefits, net of current portion	5,138	5,098
Commissions and deposits payable	4,367	4,265

Total liabilities	166,551	169,035

Stockholders’ equity:

Common stock	7,376	7,376
Additional paid in capital	9,997	10,199
Treasury stock	(459)	(891)
Accumulated other comprehensive income	32	49
Retained earnings	101,559	99,262

Total stockholders’ equity	118,505	115,995

Total liabilities and stockholders’ equity	$285,056	$285,030

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	March 31,
	2008	2007

Cash flows from operating activities:

Net cash provided by operating activities	$17,163	$835

Cash flows from investing activities:

Real estate deposits and accrued commissions	71	1,600
Purchases of property and equipment	(3,274)	(5,611)
Purchases of other investments	(957)	—
Proceeds from sale of real estate	—	600
Proceeds from sales of property and equipment	1,353	1,366
Purchases of marketable securities	(34,222)	(33,206)
Proceeds from sales of marketable securities	38,138	32,169
Note receivable collections	2,858	1,704
Other	—	(1)

Net cash provided by (used for) investing activities	3,967	(1,379)

Cash flows from financing activities:

Repayment of loans	(20,949)	(5,943)
Proceeds from loans	17,500	14,324
Proceeds from stock transactions	31	16
Proceeds used for stock transactions	(802)	(524)
Dividends paid	(4,048)	(4,056)

Net cash (used for) provided by financing activities	(8,268)	3,817

Net increase in cash and cash equivalents	$12,862	$3,273

Cash and cash equivalents:
At beginning of period	$31,599	$25,158

At end of period	$44,461	$28,431

(continued)

	Six months ended
	March 31,
	2008	2007

Supplemental disclosures of cash flow information

Cash paid for interest, net of amount capitalized	$4,676	$2,334

Cash paid for income taxes	$—	$2,075

Net non cash investing activities:
Issuance of mortgage notes	$—	$13,341

Fair value adjustments to securities available for sale net of tax effects	$(17)	$40

Reclassification of breeding herd to property and equipment	$458	$566

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1. Basis of financial statement presentation:
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and will end September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10-Q includes the unaudited results for the three and six months ended March 31, 2008 and 2007. The unaudited results for the one month ended September 30, 2007 were included in the Form 10-Q filed on February 15, 2008. The audited results for the one month ended September 30, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2008.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended August 31, 2007. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at March 31, 2008 and September 30, 2007 and the consolidated results of operations and cash flows for the three and six month periods ended March 31, 2008 and 2007.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling $474 thousand for the quarter ended March 31, 2008, $53 thousand for the quarter ended December 31, 2007, $555 thousand for the quarter ended March 31, 2007 and $(20) thousand for the quarter ended December 31, 2006.
The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2007 have been reclassified to conform to the 2008 presentation.
2. Real Estate:
Real estate sales are recorded under the accrual method of accounting. Under this method, a sale is not recognized until certain criteria are met including whether the profit is determinable, collectibility of the sales price is reasonably assured or the earnings process is complete.
Real estate project costs incurred for the acquisition, development and construction of real estate projects and costs to obtain regulatory approval for the project are capitalized. Additionally, costs to market real estate are capitalized if they are reasonably expected to be realized upon the sale of the project. An allowance is provided to reduce capitalized project costs to estimated realizable value. Costs to preserve existing rights pertaining to projects are expensed as incurred and costs previously capitalized to projects that are not expected to be ultimately realized are expensed when the project is no longer expected to be completed.

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
The cost and estimated fair value of marketable securities available for sale at March 31, 2008 and September 30, 2007 were as follows:

	March 31, 2008				September 30, 2007
		(Unaudited)				(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$28,159	$50	$(8)	$28,201	$29,213	$23	$(2)	$29,234
Mutual funds	2,000	—	—	2,000	2,000	—	—	2,000
Fixed maturity funds	12,216	19	(5)	12,230	12,569	49	(2)	12,616
Corporate bonds	150	—	(3)	147	2,670	—	(9)	2,661

Marketable securities available for sale	$42,525	$69	$(16)	$42,578	$46,452	$72	$(13)	$46,511

The aggregate fair value of investments in debt instruments (net of mutual funds of $2,000) as of March 31, 2008 and September 30, 2007 by contractual maturity date consisted of the following:

	Aggregate Fair Value
	March 31,	September 30,
	2008	2007
Due within 1 year	$27,752	$30,596
Due between 1 and 2 years	2,715	4,702
Due between 2 and 3 years	—	219
Due between 3 and 4 years	1,515	—
Due between 4 and 5 years	—	1,512
Due beyond five years	8,596	7,482

Total	$40,578	$44,511

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2008
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	$4,118	$(5)	$—	$—	$4,118	$(5)
Corporate bonds	—	—	147	(3)	147	(3)
Municipal Bonds	2,919	(7)	870	(1)	3,789	(8)

Total	$7,037	$(12)	$1,017	$(4)	$8,054	$(16)

Net realized gain (loss) on the sale of securities for the six months ended March 31, 2008 and 2007 were $40 thousand and ($29 thousand), respectively.
Debt instruments and funds. The unrealized losses on fixed maturity funds, corporate bonds and municipal bonds were primarily due to changes in interest rates. At March 31, 2008 the Company held loss positions in 32 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of March 31, 2008.

4. Mortgages and notes receivable:
The balances of the Company’s mortgages and notes receivable were as follows:

	March 31,	September 30,
	2008	2007
	(unaudited)	(unaudited)

Mortgage notes receivable on retail land sales	$262	$299
Mortgage notes receivable on bulk land sales	65,518	65,963

Total mortgage and notes receivable	65,780	66,262
Less: Deferred revenue	(57,034)	(53,253)
Discount on notes to impute market interest	(293)	(2,489)
Current portion	(3,705)	(3,832)

Non-current portion	$4,748	$6,688

Mortgage notes receivable related to retail land sales are generated from the sale of lots by the Company’s Alico Land Development subsidiary. Mortgage notes related to bulk land sales were generated by the sale of the Company’s Lee County properties through the Company’s Alico-Agri subsidiary. Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal a continuing interest of at least 20% or 25% for property to be developed after two years.
Profits from commercial real estate sales are discounted to reflect the market rate of interest when the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.
In December of 2006, and again in October 2007, the Company restructured a contract originally entered into in July 2005, related to the Company’s Alico-Agri subsidiary sale of property in Lee County, Florida for $62.9 million. In December 2006, the Company restructured the contract and received $3.8 million upon execution. The major provisions of the restructuring were the extension of the principal payments and an increase in the interest rate to 4.0% annually, causing readjustment of the note discount.
Major provisions of the October 2007 restructuring included a reduction of the scheduled principal payments due in September of 2008 and 2009; an increased interest rate based on LIBOR plus a percentage to be applied forward from July 2005; and quarterly interest payments equal to the applicable quarterly interest rate as described above on the outstanding principal balance for the term of the note. Further provisions include increased flexibility of the Company to receive lots in the event of default. The Company received a payment of $6.8 million related to the renegotiated contract consisting of $0.4 million of principal, $6.1 million of interest and the balance as an expense reimbursement. As a result of the changed interest terms from the October 2007 restructure, the note discount originally recorded in July 2005 and modified in December 2006, was eliminated.
In December 2006, the Company sold property in Lee County, Florida for $12.0 million. The Company recognized revenue of $0.6 million and recorded a mortgage note receivable for $11.4 million and deferred revenue of $10.2 million. The mortgage note receivable, which accrues interest at the rate of 6% annually, was discounted by $0.3 million to adjust to the market rate of interest at the time of the sale. Interest only will be collected annually on the note for the first four years, followed by four equal annual payments of principal and interest.

5. Inventories:
A summary of the Company’s inventories is shown below:

	March 31,	September 30,
	2008	2007
	(unaudited)	(unaudited)

Unharvested fruit crop on trees	$12,511	$12,982
Unharvested sugarcane	2,920	5,410
Beef cattle	5,884	5,757
Unharvested sod	1,648	1,476
Plants and vegetables	1,147	1,484
Rock, fill and other	51	123

Total inventories	$24,161	$27,232

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company adjusted its cattle and its plant and vegetable inventories down by $747 thousand and $73 thousand, respectively during the second quarter of fiscal year 2008 and $1.0 million and $261 thousand, respectively for the six months ended March 31, 2008. The Company recorded a write down of $383 thousand for beef cattle during the second quarter of fiscal 2007 and $383 thousand, $338 thousand and $216 thousand for its beef, sugarcane and vegetable inventories, respectively, during the six months ended March 31, 2007. The adjustments were included as costs of sales in the period of adjustment.
6. Income taxes:
The provision for income taxes for the three and six months ended March 31, 2008 and March 31, 2007 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Current:
Federal income tax	$733	$2,146	$1,935	$3,139
State income tax	152	367	409	537

	885	2,513	2,344	3,676

Deferred:
Federal income tax	(74)	1,516	(98)	2,217
State income tax	299	163	362	238

	225	1,679	264	2,455

Total provision for income taxes	$1,110	$4,192	$2,608	$6,131

The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The Company has been working with IRS appeals to resolve the case. In order to stop additional interest from accruing on this liability, the Company paid $66.2 million to the IRS from its revolving credit line. Based on the estimated Federal settlement amount, the Company estimated additional state taxes and interest of approximately $10.3 million at March 31, 2008 which will be due and payable when the IRS audit is concluded. Further details regarding the settlement, including the future of Agri, are in ongoing negotiations with the IRS and a closing document has been executed by the Company and provided to IRS Appeals for review. The Company expects a full resolution of this matter soon; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.

Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. As the Lee County real estate was sold, substantial gains were generated in Agri, creating differences between amounts recorded on Agri’s books and the related tax returns. For property transferred to Agri but not sold during the years under audit, the outbound transfers were taxed as a sale. For book purposes, the historical tax basis will be stepped-up to the fair market value of the property at the time of transfer. The Company has estimated the amount of basis step-up based on discussions with the IRS and classified the step ups resulting from the transfer of property not sold as of August 31, 2004 based on their estimated tax benefits as a deferred tax asset. Should the actual IRS settlement differ from the estimated amounts, the deferred taxes related to the basis step-ups could fluctuate from the amounts recorded.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on October 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.
At October 1, 2007, the Company had $441,000 of potential tax exposure related to uncertain tax positions, which was recorded as a one time adjustment to retained earnings. All of this amount would, if recognized, impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and records the interest and penalties in the liability for uncertain tax positions. Interest and penalties accrued as of the date of adoption were approximately $57,000. As of March 31, 2008, the Company had approximately $86,000 accrued for the payment of interest and penalties related to uncertain tax positions.
The statute of limitations for the Company’s 2000 — 2004 tax returns has been extended. Additionally, the tax years ended August 31, 2005 and August 31, 2006 remain open to examination. The state income tax returns have not been audited and are subject to audit for the same tax periods open for federal tax purposes. The Company plans to file amended tax returns within the next twelve months after the IRS audits are ultimately settled. These amended returns are expected to result in tax payments that will eliminate the Company’s unrecognized tax liabilities.
Pursuant to recent Securities Exchange Commission guidance, the Company has not provided the tabular reconciliation disclosures required by FIN 48. The Company will provide all required FIN 48 disclosures in its 2008 Annual Report on Form 10-K.
7. Indebtedness:
Alico, Inc. has a Credit Facility with Farm Credit of Southwest Florida that provides a $175.0 million revolving line of credit which was recently amended to extend the maturity date to August 1, 2011. Funds from the Credit Facility may be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Credit Facility also allows for an annual extension at the lender’s option.
The Credit Facility contains numerous restrictive covenants described more fully in the Company’s annual report on Form 10-K. In the opinion of Management, the Company was in compliance with all of the covenants and provisions of the amended Credit Facility at March 31, 2008.

The Company’s Chief Executive Officer, John R. Alexander, is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company.
The following table reflects outstanding debt under the Company’s various loan agreements:

	Principal Balance
	March 31,	September 30,	Interest
	2008	2007	Rate (e)	Collateral
a) Revolving Credit Facility	$124,719	$127,519	Libor +1.50%	Real estate
b) Mortgage note payable	7,600	8,234	6.68%	Real estate
c) Mortgage note payable	52	52	7.00%	Real estate
d) Vehicle financing	64	79	0%-2.90%	3 Vehicles

Total	$132,435	$135,884

a)	Terms described above; Additional credit available at March 31, 2008 was $50,281.

b)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

c)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

d)	3-5 year term loans. Monthly principal payments plus interest. e) The effective interest rate under the terms of the credit line was 4.63% and 7.0% at March 31, 2008 and September 30, 2007, respectively.
Maturities of the Company’s debt at March 31, 2008 and September 30, 2007 were as follows:

	March 31,	September 30,
	2008	2007
Due within 1 year	$1,353	$1,350
Due between 1 and 2 years	1,283	1,297
Due between 2 and 3 years	1,273	128,794
Due between 3 and 4 years	125,992	1,273
Due between 4 and 5 years	1,267	1,270
Due beyond five years	1,267	1,900

Total	$132,435	$135,884

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expense	$1,103	$1,309	$3,569	$2,570
Interest capitalized	3	15	15	27

Total interest cost	$1,106	$1,324	$3,584	$2,597

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock/participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company has recorded the cash allocations as received as a reduction of interest expense. Non cash patronage receivables of $854 thousand have been included as interest and investment income in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2008. Such amounts relate to cumulative non-cash allocations at October 1, 2007, which are considered by management to have both a qualitatively and quantitatively immaterial effect on any prior period. During the second quarter of 2008, Farm Credit notified the Company that a patronage allocation was made for calendar year 2007. Based on this notification, a net patronage receivable of $992 thousand was recorded resulting in a reduction in interest expense.
8. Dividends:
At its meeting on April 25, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of July 31, 2008 with payment expected on or around August 15, 2008.
9. Disclosures about reportable segments:
The Company has four reportable segments: Bowen, Citrus Groves, Sugarcane, and Cattle. Bowen provides harvesting and marketing services for citrus producers including Alico’s Citrus Grove division. Additionally, Bowen purchases citrus fruit and resells the fruit to citrus processors and fresh packing facilities. The Citrus Groves segment produces citrus fruit for sale to citrus processors and fresh packing facilities. The Sugarcane segment produces sugarcane for delivery to the sugar mill and refinery. The Cattle division raises beef cattle for sale to western feedlots and meat packing facilities. The goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company’s operations are located in Florida.
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
Information concerning the various segments of the Company is summarized on the following pages:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues (from external customers except as noted)
Bowen	$19,028	$23,797	$26,843	$31,430
Intersegment fruit sales through Bowen	4,294	2,115	5,558	2,919
Citrus groves	18,486	20,917	23,151	27,089
Sugarcane	4,539	5,024	7,760	8,762
Cattle	2,916	1,547	3,402	5,200
Real Estate	—	803	3,869	3,250
Alico Plant World	1,093	992	1,995	1,741
Vegetables	2,214	1,788	3,938	2,905
Sod	277	701	473	1,050

Revenue from segments	52,847	57,684	76,989	84,346
Other operations	722	889	1,398	1,559
Less: intersegment revenues eliminated	(4,294)	(2,115)	(5,558)	(2,919)

Total operating revenue	$49,275	$56,458	$72,829	$82,986

Operating expenses
Bowen	$18,272	$23,348	$25,984	$30,772
Intersegment fruit sold through Bowen	4,294	2,115	5,558	2,919
Citrus groves	12,304	10,517	16,149	14,225
Sugarcane	4,367	4,245	7,618	8,389
Cattle	3,471	1,811	4,329	4,846
Real Estate	542	1,204	1,433	1,444
Alico Plant World	1,264	1,093	2,097	1,584
Vegetables	2,713	1,134	4,113	2,350
Sod	222	311	538	513

Segment operating expenses	47,449	45,778	67,819	67,042
Other operations	136	126	244	239
Less: intersegment expenses eliminated	(4,294)	(2,115)	(5,558)	(2,919)

Total operating expenses	$43,291	$43,789	$62,505	$64,362

Gross profit (loss):
Bowen Brothers Fruit	$756	$449	$859	$658
Citrus groves	6,182	10,400	7,002	12,864
Sugarcane	172	779	142	373
Cattle	(555)	(264)	(927)	354
Real Estate	(542)	(401)	2,436	1,806
Alico Plant World	(171)	(101)	(102)	157
Vegetables	(499)	654	(175)	555
Sod	55	390	(65)	537

Gross profit from segments	5,398	11,906	9,170	17,304
Other	586	763	1,154	1,320

Gross profit	$5,984	$12,669	$10,324	$18,624

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Depreciation, depletion and amortization:
Bowen Brothers Fruit	$116	$102	$178	$170
Citrus Groves	555	599	1,111	1,205
Sugarcane	411	503	929	1,020
Cattle	543	502	941	989
Alico Plant World	158	162	320	325
Vegetables	29	16	59	29
Sod	58	50	112	98

Total segment depreciation and amortization	1,870	1,934	3,650	3,836
Other depreciation, depletion and amortization	286	250	527	464

Total depreciation, depletion and amortization	$2,156	$2,184	$4,177	$4,300

	March 31,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Total Assets:
Bowen Brothers Fruit	$6,765	$2,891
Citrus groves	50,823	53,339
Sugarcane	42,925	45,128
Cattle	20,318	20,837
Alico Plant World	6,869	6,862
Vegetables	4,373	3,238
Sod	5,949	5,400

Segment assets	138,022	137,695
Other Corporate assets	147,034	147,335

Total assets	$285,056	$285,030

10. Stock Compensation Plans:
The Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. No stock options or stock appreciation rights were granted during the six months ended March 31, 2008 or the one month ended September 30, 2007.
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
At March 31, 2008 and September 30, 2007, there were 6,158 and 8,158, options respectively, fully vested and exercisable and 273,815 shares available for grant. The options outstanding had a fair value of $168 thousand and $208 thousand at March 31, 2008 and September 30, 2007, respectively. There was no unrecognized compensation expense related to outstanding stock option grants at September 30, 2007 or March 31, 2008.

In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in accordance with the table and description outlined below. The payment of each installment is subject to continued employment with the Company. At March 31, 2008 and September 30, 2007 there were 15,707 and 8,000 restricted shares, respectively, vested in accordance with these grants.
The table below summarizes the Company’s restricted share awards granted to date:

			Compensation	Weighted
			Expense Recognized	Average
			for the	Grant date
		Fair Market Value	six months ended	Fair value
Grant Date	Shares Granted	on Date of Grant	March 31, 2008	Per share
April 2006	20,000	$908	$86
October 2006	20,000	1,239	134
January 2008	25,562	1,040	417

Total	65,562	$3,187	$637	$48.61

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. Four thousand of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested August 31, 2007. The remaining shares granted in October 2006 vest 33% effective August 31, 2008 and 33% annually thereafter until fully vested. A grant of 25,562 was made to four senior executives in January 2008 at a price of $40.67 per share, in order to replace previous retirement benefits offered. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. The remaining 17,855 shares granted in January 2008 vest 20% annually in January of each year until fully vested.
The Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at March 31, 2008 was $2.2 million and will be recognized over a weighted average period of 5 years.
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
11. Other Comprehensive Income:
Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Accumulated Other Comprehensive Income (loss) at beginning of period	$36	11	49	$(29)

Change resulting from market fluctuations, net of tax, and realized gains and losses	(4)	—	(17)	40

Accumulated Other Comprehensive Income	$32	$11	$32	$11

12. Treasury Stock
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. In accordance with the approved plans, the Company may purchase an additional 69,030 shares. The Company purchased 6,200 and 12,000 shares in the open market during the second and first quarter of fiscal year 2008, at an average price of $44.24 and $43.98 per share, respectively.
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans for the quarter ended March 31, 2008:

			Total shares
			purchased as	Total dollar
			part of publicly	value of shares
	Total number of	Average price	announced plans	purchased
Date	shares purchased	paid per share	or programs	(thousands)
3/18/2008	2,500	$43.50	2,500	$109
3/19/2008	1,200	45.92	1,200	55
3/20/2008	2,500	44.17	2,500	110

Total	6,200	$44.24	6,200	$274

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
Change in fiscal year
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and will end September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10-Q includes the unaudited results for the three and six months ended March 31, 2008 and 2007. The unaudited results for the one month ended September 30, 2007 were included in the Form 10-Q filed on February 15, 2008. The audited results for the one month ended September 30, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and Capital Resources
Working capital increased to $112.0 million at March 31, 2008 from $110.0 million at September 30, 2007. As of March 31, 2008, the Company had cash and cash equivalents of $44.5 million compared to $31.6 million at September 30, 2007. Marketable securities decreased to $42.6 million from $46.5 million during the same period. The ratio of current assets to current liabilities decreased to 5.31 to 1 at March 31, 2008 from 5.37 to 1 at September 30, 2007. Total assets at March 31, 2008 were $285.1 million compared to $285.0 million at September 30, 2007.

Management believes the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Management expects continued profitability from the Company’s operations. In addition, the Company has credit commitments to provide for revolving credit of up to $175.0 million, of which $50.3 million was available for the Company’s general use at March 31, 2008.
Cash outlays for land, equipment, buildings, and other improvements totaled $3.3 million during the six months ended March 31, 2008, compared with $5.6 million during the six months ended March 31, 2007.
IRS Audit
The Company, through its tax counsel, continues to work with IRS Appeals to reach a closing settlement. Details regarding the settlement, including the future of Agri Insurance (“Agri”), are in ongoing negotiations with the IRS. A closing document has been executed by the Company and provided to IRS Appeals for review. The Company expects a full resolution of this matter soon; however, the Company has executed statute extensions with the IRS for the tax returns affected until December 31, 2008.
The Internal Revenue Service (IRS) issued a thirty day letter dated August 14, 2006 pertaining to audits of Alico for the tax years 2000 through 2004. In the thirty day letter, the IRS proposed several alternative theories as a basis for its argument that Alico should have reported additional taxable income in the years under audit. These theories principally related to the formation and capitalization of the Company’s Agri Insurance subsidiary and its tax exempt status during the years under audit. The Company has been working with IRS appeals to resolve the case. In order to cease additional interest from accruing on this liability, the Company paid $66.2 million to the IRS from its revolving credit line. Based on the estimated Federal settlement amount, the Company estimated additional state taxes and interest of approximately $10.3 million at March 31, 2008 which will be due and payable when the IRS audit is concluded.
Alico capitalized Agri by contributing real estate located in Lee County Florida. The real estate was transferred at its historical cost basis. As the Lee County real estate was sold, substantial gains were generated in Agri, creating differences between amounts recorded on Agri’s books and the related tax returns. For property transferred to Agri but not sold during the years under audit, the outbound transfers were taxed as a sale. For book purposes, the historical tax basis will be stepped-up to the fair market value of the property at the time of transfer. The Company has estimated the amount of basis step-up based on discussions with the IRS and classified the step ups resulting from the transfer of property not sold as of August 31, 2004 based on their estimated tax benefits as a deferred tax asset. Should the actual IRS settlement differ from the estimated amounts, the deferred taxes related to the basis step-ups could fluctuate from the amounts recorded.
Real estate activities
Due to complications in the permitting process and an overall slowdown in the real estate market, the Company agreed to restructure a contract in connection with a previous land sale in Octoer 2007, with the terms to be effective as of the original closing in July 2005. Under the terms of the restructure, the Company received $6.8 million on October 22, 2007 representing $0.4 million of principal with the remaining proceeds classified as interest. Additionally, under the terms of the renegotiated agreement, Alico will receive quarterly interest payments based upon LIBOR, plus a percentage, as well as $3.6 million of principal on September 28, 2008, $12.0 million principal payments on September 28, 2009 & 2010, and the remaining principal of $26.5 million on September 28, 2011. Alico received two timely quarterly interest payments totaling $1.6 million during the six months ended March 31, 2008.
The Company received an extension payment of $3.6 million in connection with an option contract for a gross sales price of $63.5 million during October, 2007. Under the terms of this contract, the buyer has four annual options with up to three additional annual extensions. The next option will expire on September 28, 2008, unless it is extended. In order to extend the time to exercise the option, the buyer must pay an annual extension fee equal to 6% of the remaining unexercised sales price.

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
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. In accordance with the approved plans, the Company may purchase an additional 69,030 shares. The Company purchased 6,200 shares in the open market during the second quarter of fiscal year 2008 at an average price of $44.24 per share.
Dividends
The Company paid a quarterly dividend of $0.275 per share on October 15, 2007 and January 15, 2008. At its meeting on January 18, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of April 30, 2008 with payment expected on or around May 16, 2008. At its meeting on April 25, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of July 31, 2008 with payment expected on or around August 15, 2008.

Results of Operations
(in thousands)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Operating revenue	$49,275	$56,458	$72,829	$82,986
Gross profit	5,984	12,669	10,324	18,624
General & administrative expenses	3,981	3,405	6,982	6,572
Income from operations	2,003	9,264	3,342	12,052
Profit on sale of bulk real estate	—	(254)	817	1,038
Interest and investment income	1,987	1,902	6,320	3,528
Interest expense	(1,103)	(1,309)	(3,569)	(2,570)
Other income	(239)	92	26	166
Provision for income taxes	1,110	4,192	2,608	6,131
Effective income tax rate	41.9%	43.2%	37.6%	43.1%
Net income	$1,538	$5,503	$4,328	$8,083
Overall, income from operations decreased for the three months and six months ended March 31, 2008 compared with the three and six months ended March 31, 2007, primarily the result of inferior results from agricultural operations. The Company expects that operations will be profitable in fiscal year 2008, but will be significantly below fiscal year 2007 levels. These expectations are primarily based on lower expected prices for citrus products for fiscal year 2008 when compared with fiscal year 2007. Citrus prices during fiscal year 2007 were at record highs. Citrus returns for fiscal year 2008 are expected to be more in line with the Company’s historical experience.
Operations by segment are discussed separately below.
General and Administrative
General and administrative expenses increased by $0.6 million and $0.4 million for the three and six months ended March 31, 2008, respectively, when compared with the three and six months ended March 31, 2007. Pension expenses increased due to declining market conditions, causing the funding mechanism for pension costs to perform below prior-year levels, and was the primary factor causing general and administrative expenses to rise.
Profit from the Sale of Real Estate
The Company restructured a contract in October 2007, with the terms to be effective as of the original closing in July 2005. The Company recognized approximately $0.8 million of non-operating gain in connection with the restructure.
The Company also restructured several contracts for the sale of real estate during the first quarter of fiscal year 2008. The Company recognized $3.9 million of operating revenue during the three months ended December 31, 2007 from the extension of these contracts. The Company recognized gains of $0.5 million of installment proceeds on a prior sale that was recorded as non-operating income during the three months ended December 31, 2006. Additionally, the Company recorded income in connection with a restructuring of a second contract of $1.9 million during the three months ended December 31, 2006, that was classified as operating revenue.

Provision for Income taxes
The effective tax rate was 41.9 % and 37.6% for the three and six months ended March 31, 2008, respectively, compared with 43.2% and 43.1% for the three and six months ended March 31, 2007, respectively. The rates for both years were impacted by adjustments related to the ongoing IRS proceedings for tax years 2000, 2001, 2002, 2003 and 2004 (see Note 6 to the condensed consolidated financial statements).
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on September 1, 2007. At September 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for uncertain tax positions. As of March 31, 2008, the Company had approximately $28,000 accrued for the payment of interest and penalties related to uncertain tax positions. The tax years ended August 31, 2005 and August 31, 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.
Interest and investment income was $2.0 million and $6.3 million for the three and six month periods ended March 31, 2008, respectively, compared with $1.9 million and $3.5 million for the three and six month periods ended March 31, 2007. The increased interest earnings for the six months ended March 31, 2008 were primarily due to the restructuring of a real estate mortgage note receivable, which allowed for higher interest rates effective retroactively to July 2005. Additionally, the Company recognized patronage refunds from Farm Credit, its primary lender, of $854 thousand during first quarter of fiscal year 2008.
Interest Expense
Interest expense decreased for the three months but increased for the six months ended March 31, 2008 when compared with the three and six months ended March 31, 2007. Interest expense was up for the six months ended March 31, 2008 due to higher debt levels. The Company’s borrowings increased significantly during the fourth quarter of fiscal year 2007 due to the payment of taxes, interest and penalties associated with the ongoing IRS audits. Interest expense for the second quarter of fiscal 2008 decreased due to lower effective interest rates. During the second quarter of 2008, Farm Credit notified the Company that a patronage allocation was made for calendar year 2007. Based on this notification, a net patronage receivable of $992 thousand was recorded resulting in a reduction in interest expense.

Operating Revenues

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Revenues
Agriculture:
Bowen Brothers Fruit	$19,028	$23,797	$26,843	$31,430
Citrus groves	18,486	20,917	23,151	27,089
Sugarcane	4,539	5,024	7,760	8,762
Cattle	2,916	1,547	3,402	5,200
Plants	1,093	992	1,995	1,741
Vegetables	2,214	1,788	3,938	2,905
Sod	277	701	473	1,050

Agriculture operations revenue	48,553	54,766	67,562	78,177
Real estate operations	—	803	3,869	3,250
Land leasing and other	596	566	1,132	825
Mining royalties	126	323	266	734

Total operating revenue	$49,275	$56,458	$72,829	$82,986

Operating revenues decreased by 12.7% and 12.2% to $49.3 million and $72.8 million for the three and six months ended March 31, 2008, respectively, when compared with operating revenues of $56.5 million and $83.0 million for the three and six months ended March 31, 2007. The decrease was primarily due to lower revenues from agriculture operations, discussed in detail below.
Gross Profit

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Gross profit:
Agriculture:
Bowen Brothers Fruit	$756	$449	$859	$658
Citrus groves	6,182	10,400	7,002	12,864
Sugarcane	172	779	142	373
Cattle	(555)	(264)	(927)	354
Plants	(171)	(101)	(102)	157
Vegetables	(499)	654	(175)	555
Sod	55	390	(65)	537

Gross profit from agricultural operations	5,940	12,307	6,734	15,498
Real estate operations	(542)	(401)	2,436	1,806
Land leasing and rentals	485	396	944	583
Mining royalties	101	367	210	737

Gross profit	5,984	12,669	10,324	18,624
Profits from the sale of bulk real estate	—	(254)	817	1,038
Net interest and investment income	884	593	2,751	958
Corporate general and administrative and other	(4,220)	(3,313)	(6,956)	(6,406)

Income before income taxes	$2,648	$9,695	$6,936	$14,214

Gross profit decreased to $6.0 million and $10.3 million, respectively for the three and six months ended March 31, 2008 compared with $12.7 million and $18.6 million for the three and six months ended March 31, 2007. The decrease was due primarily to decreased profitability from agricultural operations.
Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season. A discussion of agricultural operations follows:

Bowen
Bowen’s operations generated revenues totaling $19.0 and $26.8 million for the three and six months ended March 31, 2008 compared with revenue of $23.8 and $31.4 million for the three and six months ended March 31, 2007. Gross profit for the three and six months ended March 31, 2008 was $0.8 and $0.9 million compared with $0.4 and $0.7 million for the three and six months ended March 31, 2007. Citrus prices have declined an estimated 28% during fiscal year 2008 from their prior year levels and are expected to be below their prior year levels throughout the 2008 fiscal year. Due to the decreased prices, Bowen’s revenue has also declined.
Citrus Groves
Citrus revenues were $18.5 million and $23.2 million for the three and six months ended March 31, 2008, respectively, and $20.9 million and $27.1 million for the three and six months ended March 31, 2007. The Citrus Division recorded gross profits of $6.2 million and $7.0 million for the three and six months ended March 31, 2008, compared with $10.4 million and $12.9 million for the three and six months ended March 31, 2007. The Company expects to harvest more citrus during fiscal year 2008 than it did in fiscal year 2007; however, citrus prices have declined an estimated 28% during fiscal year 2008 from their prior year levels. Higher retail prices for orange juice have resulted in increased inventories in the industry, contributing to the lower fruit prices in fiscal year 2008. Additionally, increased prices for fuel and fertilizer have further reduced unit margins. For these reasons, the Company expects profits from its citrus groves to be lower in fiscal year 2008 when compared with fiscal year 2007. Prices have declined in the citrus industry due to an increasing supply of citrus as groves have recovered from the damages caused by the hurricanes of 2004 and 2005.
Sugarcane
Sugarcane revenues were $4.6 million and $7.8 million for the three and six months ended March 31, 2008 respectively, compared with revenues of $5.0 and $8.8 million for the three and six months ended March 31, 2007. Sugarcane operations generated a profit of $0.2 million and $0.1 million for the three and six months ended March 31, 2008, respectively, compared with a profit of $0.8 million and $0.4 million for the three and six months ended March 31, 2007. Continuing low margins from sugarcane operations has prompted the Company to reduce its harvestable acreage of sugarcane during the current fiscal year in favor of expanding vegetable operations and land leasing. Accordingly, gross profits for the sugarcane division are expected to be lower in fiscal year 2008 when compared to fiscal year 2007 due to an expected reduction in the number of tons harvested.
Cattle
Cattle revenues were $2.9 million and $3.4 million for the three and six months ended March 31, 2008, respectively, compared with $1.5 million and $5.2 million for the three and six months ended March 31, 2007. Cattle operations recorded losses of $0.6 million and $0.9 million for the three and six months ended March 31, 2008 compared with a loss of $0.3 million and a profit of $0.4 million for the three and six months ended March 31, 2007. Fewer calves were sold during the six months ended March 31, 2008 compared with the six months ended March 31, 2007. As a result, cattle revenues decreased from their prior year levels. Additionally, due to rising feed and fuel costs, cattle margins have eroded considerably, causing the Company to write down its cattle inventory by $1.0 million to its net realizable value.

Plant World
Plant World generated gross revenues of $1.1 million and $2.0 million for the three and six months ended March 31, 2008, respectively compared with $1.0 million and $1.7 million during the three and six months ended March 31, 2007. Plant World operations resulted in a loss of ($0.2 million) and ($0.1 million) for the three and six months ended March 31, 2008, respectively, compared to a loss of ($0.1 million) and a profit of $0.2 million for the three and six months ended March 31, 2007. Due to the recurring losses in these operations, the Company is considering its options with regard to the Plant World property and operations.
Vegetables
Revenues from the sale of vegetables were $2.2 million and $3.9 million for the three and six months ended March 31, 2008, respectively, compared with $1.8 million and $2.9 million for the three and six months ended March 31, 2007. The Vegetable division recorded gross profits of $0.3 million and $0.7 million for the three and six month ended March 31, 2008, respectively, compared with a profit of $0.7 million and $0.6 million for the three and six months ended December 31, 2007.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico/J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. The joint venture is currently farming green peppers, squash and eggplant. Alico accounts for its investment in Alico/J&J under the equity method. For the six months ended March 31, 2008, Alico recognized a loss of $0.9 million on its portion of the investment. The loss was included as vegetable expense for the period.
Higher than forecast costs related to the farming project with the joint venture was the primary cause of the current year losses. The Company plans to terminate its involvement in the project at the conclusion of the current vegetable season.
Sod
Due to continued slow sales in the real estate market, sod sales have declined considerably for the three and six months ended March 31, 2008 when compared with the three and six months ended March 31, 2007. As a result of the reduced sales, the Company has written off a portion of its sod inventory. Sod costs will continue to be expensed as incurred until the sales volume increases sufficiently to reduce inventories.
Off Balance Sheet Arrangements
The Company through its wholly-owned subsidiary, Bowen Brothers Fruit, LLC, enters into contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The total remaining purchase obligation under these agreements totaled $8.8 million at March 31, 2008. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $1.2 million at March 31, 2008 for which purchases had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico/J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. The Company’s maximum total remaining unpaid obligations under these leases was $0.5 million at March 31, 2008. The Company is working with J&J Farms to determine the future responsibilities of each member under the leases. Higher than forecast costs related to the farming project with the joint venture was the primary cause of the current year losses. The Company plans to terminate its involvement in the project at the conclusion of the current vegetable season.

Disclosure of Contractual Obligations
There were no material changes from the Contractual Obligations schedule included in the Company’s filing on Form 10-K outside of those occurring during the ordinary course of the Company’s business during the interim period.
Critical Accounting Policies and Estimates
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on September 1, 2007. At September 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and includes the interest and penalties in the liability for uncertain tax positions. As of March 31, 2008, the Company had approximately $86,000 accrued for the payment of interest and penalties related to uncertain tax positions. The tax years ended August 31, 2005 and August 31, 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock/participation certificates in the cooperative. This historical practice of the Association has been for its Board to allocate patronage to its members on an annual basis according to the proportionate amount of interest paid by such member, and pay 35% of the total allocation (qualified) in cash to its members annually. Alico’s policy had been to recognize the cash payments from Farm Credit in the year received. After further research, the Company has determined that non-qualified allocations are also subject to accrual. During the quarters ended March 31, 2008 and December 31, 2007, Alico recognized $0.9 million and $1.0 million, respectively, of patronage receivable related to its loans with Farm Credit. The December adjustment was an accumulation of six years of unrecorded allocated surplus. The Company analyzed the adjustment in accordance with SAB No. 108 utilizing both the rollover and iron curtain methods in light of SFAS 154 and concluded that the adjustment was not material to the financial statements in any one of the affected prior fiscal years considering both the quantitative and qualitative factors.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on their evaluation at the end of fiscal year 2007, the month ended September 30, 2007, and the six months ended March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007, September 30, 2007 and March 31, 2008. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that as of August 31, 2007, September 30, 2007 and March 31, 2008, the Company’s disclosure controls and procedures were effective.
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
Based on our evaluations of the internal controls, we have concluded that as of August 31, 2007, September 30, 2007 and March 31, 2008, the Company maintained effective internal control over financial reporting.
Management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2007 was audited by McGladrey & Pullen, LLP, an independent registered certified public accounting firm, as stated in their report which was included in Item 9A of the Company’s Form 10-K for fiscal year ended August 31, 2007.

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
ITEM 5. Other Information.
There are no items to report during this interim period.
ITEM 6. Exhibits

Exhibit 11	Computation of Earnings per share.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALICO, INC.
(Registrant)

May 9, 2008
John R. Alexander
Chairman
Chief Executive Officer
(Signature)

May 9, 2008
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

May 9, 2008
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit 11	Computation of Earnings per share.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.