Form 10-Q
period 2008-06-30
ALICO INC
filed 2008-08-11
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
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

Large accelerated file ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
There were 7,374,235 shares of common stock, par value $1.00 per share, outstanding at August 5, 2008.

Index
Alico, Inc.
Form 10-Q
For the quarter ended June 30, 2008

Part I. Financial Information
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Operating revenue
Agricultural operations	$41,535	$45,219	$107,102	$121,655
Non-agricultural operations	611	851	2,009	2,410
Real estate operations	1	79	3,870	3,329

Total operating revenue	42,147	46,149	112,981	127,394

Operating expenses
Agricultural operations	35,292	33,476	94,023	94,571
Non-agricultural operations	204	61	448	300
Real estate operations	294	(46)	1,727	1,398

Total operating expenses	35,790	33,491	96,198	96,269

Gross profit	6,357	12,658	16,783	31,125
Corporate general and administrative	3,568	3,509	10,365	9,760

Profit from continuing operations	2,789	9,149	6,418	21,365

Other income (expenses):
Profit on sales of bulk real estate:
Sales	—	95	817	1,454
Cost of sales	—	(144)	—	177

Profit on sales of bulk real estate, net	—	239	817	1,277
Interest & investment income	1,184	2,088	7,437	5,553
Interest expense	(1,400)	(1,281)	(4,969)	(3,851)
Other	97	15	82	199

Total other income, (expense) net	(119)	1,061	3,367	3,178

Income from continuing operations before income taxes	2,670	10,210	9,785	24,543
(Benefit from) Provision for income taxes	(3,129)	29,025	(453)	35,199

Income (loss) from continuing operations	5,799	(18,815)	10,238	(10,656)

Losses from discontinued operations, net of taxes	(816)	(206)	(927)	(282)

Net income (loss)	4,983	(19,021)	9,311	(10,938)

Weighted-average number of shares outstanding	7,364	7,367	7,364	7,370

Weighted-average number of shares outstanding assuming dilution	7,389	7,387	7,383	7,390

Per share amounts- income (loss) from continuing operations:
Basic	$0.79	$(2.55)	$1.39	$(1.45)
Diluted	$0.78	$(2.55)	$1.39	$(1.44)

Per share amounts- net income (loss)
Basic	$0.68	$(2.58)	$1.26	$(1.48)
Diluted	$0.67	$(2.57)	$1.26	$(1.48)
Dividends	$0.28	$0.28	$0.83	$0.83
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$43,278	$31,599
Marketable securities available for sale	38,778	46,511
Accounts receivable	12,028	14,848
Federal income tax- refundable	5,580	5,696
Mortgages and notes receivable	3,985	3,832
Inventories	20,651	27,232
Current deferred tax asset	3,163	2,661
Other current assets	2,040	2,719

Total current assets	129,503	135,098

Mortgages and notes receivable, net of current portion	4,545	6,688
Investments, deposits and other	3,772	3,237
Deferred tax assets	6,354	3,805
Cash surrender value of life insurance, designated	7,331	7,656
Property, buildings and equipment	179,180	178,968
Less: accumulated depreciation	(54,229)	(50,422)

Total assets	$276,456	$285,030

(continued)

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	June 30,	September 30,
	2008	2007
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,118	$1,943
Income taxes payable	10,966	9,114
Current portion of notes payable	1,351	1,350
Accrued expenses	4,464	4,425
Dividend payable	2,027	4,048
Accrued ad valorem taxes	1,374	2,105
Other current liabilities	1,630	2,153

Total current liabilities	25,930	25,138

Notes payable, net of current portion	119,260	134,534
Deferred retirement benefits, net of current portion	5,328	5,098
Commissions and deposits payable	4,327	4,265

Total liabilities	154,845	169,035

Stockholders’ equity:

Common stock	7,376	7,376
Additional paid in capital	9,928	10,199
Treasury stock	(230)	(891)
Accumulated other comprehensive income	20	49
Retained earnings	104,517	99,262

Total stockholders’ equity	121,611	115,995

Total liabilities and stockholders’ equity	$276,456	$285,030

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2008	2007

Cash flows from operating activities:

Net cash provided by operating activities	$26,622	$13,063

Cash flows from investing activities:

Real estate deposits and accrued commissions	70	1,621
Purchases of property and equipment	(4,418)	(7,179)
Purchases of other investments	(157)	(304)
Proceeds from sale of real estate	—	600
Proceeds from sales of property and equipment	1,478	1,489
Purchases of marketable securities	(40,567)	(45,673)
Proceeds from sales of marketable securities	48,318	45,975
Note receivable collections	2,844	1,650

Net cash provided by (used for) investing activities	7,568	(1,821)

Cash flows from financing activities:

Repayment of loans	(37,232)	(14,350)
Proceeds from loans	21,959	15,641
Proceeds from stock transactions	31	16
Proceeds used for stock transactions	(1,196)	(1,120)
Dividends paid	(6,073)	(6,086)

Net cash used for financing activities	(22,511)	(5,899)

Net increase in cash and cash equivalents	$11,679	$5,343

Cash and cash equivalents:
At beginning of period	$31,599	$25,158

At end of period	$43,278	$30,501

(continued)

	Nine months ended
	June 30,
	2008	2007

Supplemental disclosures of cash flow information

Cash paid for interest, net of amount capitalized	$6,664	$3,474

Cash paid for income taxes	$—	$3,425

Cash flow- discontinued operations	$283	$(468)

Net non cash investing activities:
Issuance of mortgage notes	$—	$13,341

Fair value adjustments to securities available for sale net of tax effects	$(29)	$22

Reclassification of breeding herd to property and equipment	$458	$566

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1. Basis of financial statement presentation:
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and will end September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10-Q includes the unaudited results for the three and nine months ended June 30, 2008 and 2007. The unaudited results for the one month ended September 30, 2007 were included in the Company’s Form 10-Q filed on February 15, 2008. The audited results for the one month ended September 30, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2008.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended August 31, 2007. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at June 30, 2008 and September 30, 2007 and the consolidated results of operations and cash flows for the three and nine month periods ended June 30, 2008 and 2007.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Fluctuation in the market prices for citrus fruit has caused the Company to recognize adjustments to revenue from the prior year’s crop totaling $0 and $527 thousand for the three and nine months ended June 30, 2008, respectively, and $0 and $537 thousand for the three and nine months ended June 30, 2007 respectively.
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

Real estate project costs incurred for the acquisition, development and construction of real estate projects and costs to obtain regulatory approval for the project are capitalized. Additionally, costs to market real estate are capitalized if they are reasonably expected to be realized upon the sale of the project. An allowance is provided to reduce total capitalized project costs to estimated realizable value. Costs to preserve existing rights pertaining to real estate are expensed as incurred and costs previously capitalized to projects that are not expected to be ultimately realized are expensed when the project is no longer expected to be completed.
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
The cost and estimated fair value of marketable securities available for sale at June 30, 2008 and September 30, 2007 were as follows:

	June 30, 2008				September 30, 2007
	(Unaudited)				(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$24,711	$31	$(2)	$24,740	$29,213	$23	$(2)	$29,234
Mutual funds	2,000	—	—	2,000	2,000	—	—	2,000
Fixed maturity funds	11,888	8	(3)	11,893	12,569	49	(2)	12,616
Corporate bonds	150	—	(5)	145	2,670	—	(9)	2,661

Marketable securities available for sale	$38,749	$39	$(10)	$38,778	$46,452	$72	$(13)	$46,511

The aggregate fair value of investments in debt instruments (net of mutual funds of $2,000) as of June 30, 2008 and September 30, 2007 by contractual maturity date consisted of the following:

	Aggregate Fair Value
	June 30,	September 30,
	2008	2007
Due within 1 year	$24,674	$30,596
Due between 1 and 2 years	2,985	4,702
Due between 2 and 3 years	—	219
Due between 3 and 4 years	1,511	—
Due between 4 and 5 years	—	1,512
Due beyond five years	7,608	7,482

Total	$36,778	$44,511

Debt instruments and funds. The unrealized losses on fixed maturity funds, corporate bonds and municipal bonds were primarily due to changes in interest rates. At June 30, 2008 the Company held loss positions in 28 debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of June 30, 2008.
4. Mortgages and notes receivable:
The balances of the Company’s mortgages and notes receivable were as follows:

	June 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Mortgage notes receivable on retail land sales	$243	$299
Mortgage notes receivable on bulk land sales	65,518	65,963
Note receivable- other	90	—

Total mortgage and notes receivable	65,851	66,262
Less: Deferred revenue	(57,034)	(53,253)
Discount on notes to impute market interest	(287)	(2,489)
Current portion	(3,985)	(3,832)

Non-current portion	$4,545	$6,688

Mortgage notes receivable related to retail land sales are generated from the sale of lots by the Company’s Alico Land Development subsidiary. Mortgage notes related to bulk land sales were generated by the sale of the Company’s Lee County properties through the Company’s Alico-Agri subsidiary. Other notes receivable related to the sale of fixed assets by Alico Plant World upon discontinuing operations (see Note 8). Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal a continuing interest of at least 20% or 25% for property to be developed after two years.

Profits from commercial real estate sales are discounted to reflect the market rate of interest when the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.
In December of 2006, and again in October 2007, the Company restructured a contract originally entered into in July 2005, related to the Company’s Alico-Agri subsidiary sale of property in Lee County, Florida for $62.9 million. In December 2006, the Company restructured the contract and received $3.8 million upon execution. The major provisions of the December 2006 restructuring were the extension of the principal payments and an increase in the interest rate to 4.0% annually, causing readjustment of the note discount.
Terms of the October 2007 restructuring included a reduction of the scheduled principal payments due in September of 2008 and 2009; an increased interest rate based on LIBOR plus a percentage to be applied retroactively to July 2005; and quarterly interest payments equal to the applicable quarterly interest rate as described above on the outstanding principal balance for the term of the note. Further provisions include increased flexibility of the Company to receive lots in the event of default. The Company received a payment of $6.8 million related to the renegotiated contract consisting of $0.4 million of principal, $6.1 million of interest and the balance as an expense reimbursement. As a result of the modified interest terms from the October 2007 restructure, the note discount originally recorded in July 2005 of $2.5 million and modified in December 2006 was eliminated.
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
5. Inventories:
A summary of the Company’s inventories is shown below:

	June 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Unharvested fruit crop on trees	$11,017	$12,982
Unharvested sugarcane	3,814	5,410
Beef cattle	4,005	5,757
Unharvested sod	1,279	1,476
Plants and vegetables	504	1,484
Rock, fill and other	32	123

Total inventories	$20,651	$27,232

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company reduced its cattle inventory by $549 thousand and $1.5 million for the three and nine months ended June 30, 2008, respectively. The Company recorded a write down of $383 thousand for beef cattle during the nine months ended June 30, 2007. The adjustments were included as costs of sales in the period of adjustment.

The slowdown in the housing market has significantly reduced the demand for cultivated sod. As a result, the Company ceased caretaking activities on approximately 230 acres of its sod fields. This decision caused the Company to reduce the value of its sod inventory by $461 thousand during the three and nine months ended June 30, 2008. An additional charge of $77 thousand reduced property and equipment during the quarter to remove the capitalized cost of the sod plantings.
6. Income taxes:
The provision for income taxes for the three and nine months ended June 30, 2008 and June 30, 2007 is summarized as follows:

	Three months ended June 30,						Nine months ended June 30,
	2008			2007			2008			2007
		Discontinued	Continuing		Discontinued	Continuing		Discontinued	Continuing		Discontinued	Continuing
	Total	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations
Current
Federal	(800)	420	(380)	44,466	103	44,569	1,134	477	1,611	47,604	140	47,744
State	469	77	546	8,250	19	8,269	880	87	967	8,787	26	8,813

Total	(331)	497	166	52,716	122	52,838	2,014	564	2,578	56,391	166	56,557

Deferred
Federal	(2,431)	—	(2,431)	(20,795)	—	(20,795)	(2,529)	—	(2,529)	(18,578)	—	(18,578)
State	(864)	—	(864)	(3,018)	—	(3,018)	(502)	—	(502)	(2,780)	—	(2,780)

Total	(3,295)	—	(3,295)	(23,813)	—	(23,813)	(3,031)	—	(3,031)	(21,358)	—	(21,358)

Total Provision	(3,626)	497	(3,129)	28,903	122	29,025	(1,017)	564	(453)	35,033	166	35,199

In June 2008, the Internal Revenue Service (IRS) issued a final Settlement Agreement regarding audits of Alico for the tax years 2000 through 2004. Pursuant to the agreement, the Company and the IRS agreed to final taxes resulting from the audits of $41.1 million, and penalties of $4.1 million. The Company had previously paid and accrued taxes of $42.2 million and penalties of $4.2 million related to an anticipated settlement in the fourth quarter of fiscal year 2007. The prior payments will result in a refund of taxes and penalties of $1.2 million. In addition, the Company paid $19.8 million to the IRS of anticipated interest related to the settlement. The IRS is calculating the interest due on the final settlement and will provide the final calculations to the Company. The Company estimates an additional refund of $0.5 million from the IRS related to interest overpayments. The differences between the final settlement amount (including taxes, penalties and interest) and the previously estimated settlement have resulted in a reduction in income tax expense for fiscal year 2008. Additionally, the Company recognized a deferred tax asset of approximately $3.5 million, which also reduced the income tax expense during the third quarter of fiscal year 2008, bringing the total income tax benefit related to the IRS settlement to approximately $5.2 million.
The reductions to the previous tax liability estimate resulted from the allowance of expenses by IRS Appeals that were previously not allowed by IRS Exams. The additional deferred tax asset was the result of taxable basis allocations by IRS Appeals in excess of previous Company estimates. As a result of the settlement, the Company is filing amended tax returns for tax years 2005 through 2006. These amendments will likely result in further changes to the Company’s tax expense for fiscal year 2008. The impact of the changes has not yet been quantified but is not expected to be significant.
The Company accrued State income taxes related to the final IRS settlement of $6.2 million along with $4.3 million of related interest at June 30, 2008 as a current liability. On July 15, 2008, the Company filed amended state income tax returns with the State of Florida for the audited years, and paid $6.2 million of state income taxes. The Company has also received notices from the State of Florida for the $4.3 million interest, which will be paid in August 2008. Under the current statutes, the Company does not expect any penalties related to the State liability.

The Settlement Agreement concluded that Alico must recognize unreported gains resulting from the transfer of real property to a foreign subsidiary (Agri). The real estate was originally transferred and reported at its historical cost basis. Additionally, Alico must recognize Subpart F income related to Agri’s earnings. Alico had not previously recognized income related to the transactions referenced above based on reliance on an IRS determination letter stating that Agri was a captive insurer, exempt from taxes provided certain procedural requirements were followed. The Company believed that it had followed such requirements, while the IRS ruled otherwise.
As a result of the taxation of real property contributions, the Company is allowed to increase its basis in those properties to their taxed values, creating deferred tax assets. The deferred tax assets will be ultimately realized when the Company sells the parcels and pays the associated taxes resulting from the sale.
The impacts of the IRS tax settlement was a benefit of $5.2 million for both the three and nine months ended June 30, 2008 and additional tax expense of $26.2 million for both the three and nine months ended June 30, 2007.
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
At October 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions, which was recorded as a one time adjustment to retained earnings. All of this amount would, if recognized, impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and records the interest and penalties in the liability for uncertain tax positions. Interest and penalties accrued as of the date of adoption were approximately $57 thousand. As of June 30, 2008, the Company had approximately $101 thousand accrued for the payment of interest and penalties related to uncertain tax positions. The Company recognized $15 thousand and $44 thousand of income tax expense for the three and nine months ended June 30, 2008, respectively, related to interest and penalties for uncertain tax positions.
The statute of limitations for the Company’s 2000 — 2004 tax returns has been extended to December 31, 2008. Additionally, the tax years ended August 31, 2005, August 31, 2006, August 31, 2007 and September 30, 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The state income tax returns have not been audited and are subject to audit for the same tax periods open for federal tax purposes. The Company plans to file amended tax returns for the fiscal years ended August 31, 2006 and 2005. These amended returns are expected to result in tax payments that will eliminate the Company’s unrecognized tax liabilities, but are not expected to materially impact net income.
7. Indebtedness:
Alico, Inc. has a Credit Facility with Farm Credit of Southwest Florida that provides a $175.0 million revolving line of credit with a maturity date of August 1, 2011. Funds from the Credit Facility may be used for general corporate purposes including: (i) the normal operating needs of the Company and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Credit Facility also allows for an annual extension at the lender’s option.
The Credit Facility contains numerous restrictive covenants described more fully in the Company’s annual report on Form 10-K. In the opinion of Management, the Company was in compliance with all of the covenants and provisions of the amended Credit Facility at June 30, 2008.

The Company’s Chairman of the Board of Directors, John R. Alexander, is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company.
The following table reflects outstanding debt under the Company’s various loan agreements:

	Principal Balance
	June 30,	September 30,	Interest
	2008	2007	Rate (e)	Collateral
a) Revolving Credit Facility	$113,219	$127,519	Libor +1.50%	Real estate
b) Mortgage note payable	7,283	8,234	6.68%	Real estate
c) Mortgage note payable	52	52	7.00%	Real estate
d) Vehicle financing	57	79	0%-2.90%	3 Vehicles

Total	$120,611	$135,884

a)	Terms described above; Additional credit available at June 30, 2008 was $61,781.

b)	First mortgage on 7,680 acres of cane, citrus, pasture and improvements in Hendry County, Florida with commercial lender. Monthly principal payments of $106 thousand plus accrued interest.

c)	First mortgage on a parcel of land in Polk County, Florida with private seller. Annual equal payments of $55 thousand.

d)	3-5 year term loans. Monthly principal payments plus interest.

e)	The effective interest rate under the terms of the credit line was 4.25% and 5.50% at June 30, 2008 and September 30, 2007, respectively.
Maturities of the Company’s debt at June 30, 2008 were as follows:

June 30,
2008
Due within 1 year	$1,351
Due between 1 and 2 years	1,278
Due between 2 and 3 years	1,273
Due between 3 and 4 years	114,492
Due between 4 and 5 years	1,267
Due beyond five years	950

Total	$120,611

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expense	$1,400	$1,281	$4,969	$3,851
Interest capitalized	11	6	26	33

Total interest cost	$1,411	$1,287	$4,995	$3,884

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock/participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. During the second quarter of 2008, Farm Credit notified the Company that a patronage allocation was made for calendar year 2007. Based on this notification, a net patronage receivable of $992 thousand was recorded in the second quarter of fiscal year 2008, resulting in a reduction in interest expense.
8. Discontinued Operations:
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. Alico Plant World generated revenues of $0.5 million and $2.5 million for the three and nine months ended June 30, 2008, respectively, compared with revenues of $0.4 million and $2.1 million for the three and nine months ended June 30, 2007, respectively. Alico Plant World generated losses (net of taxes of $0.5 million and $0.6 million for the three and nine months ended June 30, 2008, respectively) of $0.8 million and $0.9 million, or $0.11 and $.13 per share, for the three and nine months ended June 30, 2008, respectively, compared with losses (net of taxes of $0.1 million and $0.2 million for the three and nine months ended June 30, 2007, respectively) of $0.2 million and $0.3 million, or $0.03 and $0.04 per share, for the three and nine months ended June 30, 2007, respectively. Total assets of $0.9 million and $2.6 million related to discontinued operations were included in the balance sheet at June 30, 2008 and September 30, 2007, respectively. The Company is currently leasing the Alico Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Alico Plant World’s operations have been reported as discontinued operations.
Also effective as of June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC a joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. The Company is currently working to dissolve the joint venture and distribute the assets equitably among the members. The Company has recorded a profit of $0.2 million and a loss of $0.6 million for the three and nine months ended June 30, 2008, respectively for the operations of the joint venture and has included the results as a component of its agricultural operations. The Company accounted for the joint venture under the equity method.
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
Although the Company’s Real Estate, Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments has been included in the schedules following. For a description of the business activities of the Vegetables and Sod segments please refer to Item 1 of the Company’s annual report on Form 10-K for the year ended August 31, 2007.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at market prices at the time of sale or transfer.

Information concerning the various segments of the Company is summarized in the following tables:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues (from external customers except as noted)
Bowen	$17,451	$20,810	$44,294	$52,240
Intersegment fruit slaes through Bowen	4,109	2,569	9,667	5,488
Citrus groves	17,528	19,640	40,679	46,729
Sugarcane	1,581	451	9,341	9,213
Cattle	3,049	2,893	6,451	8,093
Real estate	1	79	3,870	3,329
Vegetable	1,522	898	5,460	3,803
Sod	404	527	877	1,577

Revenue from segements	45,645	47,867	120,639	130,472
Other operations	611	851	2,009	2,410
Less: intersegment revenues eliminated	4,109	2,569	9,667	5,488

Total operating revenue	$42,147	$46,149	$112,981	$127,394

Operating expenses
Bowen	16,595	20,330	42,579	51,102
Intersegment fruit slaes through Bowen	4,109	2,569	9,667	5,488
Citrus groves	11,476	9,027	27,625	23,252
Sugarcane	1,622	419	9,240	8,808
Cattle	3,412	2,640	7,741	7,486
Real estate	294	(46)	1,727	1,398
Vegetable	1,392	900	5,505	3,250
Sod	795	160	1,333	673

Segment operating expenses	39,695	35,999	105,417	101,457
Other operations	204	61	448	300
Less: intersegment expenses eliminated	4,109	2,569	9,667	5,488

Total operating expenses	$35,790	$33,491	$96,198	$96,269

Gross profit (loss):
Bowen Brothers Fruit	856	480	1,715	1,138
Citrus groves	6,052	10,613	13,054	23,477
Sugarcane	(41)	32	101	405
Cattle	(363)	253	(1,290)	607
Real estate	(293)	125	2,143	1,931
Vegetables	130	(2)	(45)	553
Sod	(391)	367	(456)	904

Gross profit from segments	5,950	11,868	15,222	29,015
Other	407	790	1,561	2,110

Gross profit	$6,357	$12,658	$16,783	$31,125

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Depreciation, depletion and amortization:
Bowen Brothers Fruit	$89	$90	$267	$260
Citrus groves	555	585	1,666	1,790
Sugarcane	392	537	1,321	1,557
Cattle	461	467	1,402	1,456
Vegetable	38	20	97	49
Sod	67	53	179	151

Total segment depreciation and amortization	1,602	1,752	4,932	5,263
Other depreciation, depletion and amortization	411	413	1,258	1,202

Total depreciation, depletion and amortization	$2,013	$2,165	$6,190	$6,465

	June 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Total assets:
Bowen Brother Fruit	$5,235	$2,891
Citrus groves	50,063	53,339
Sugarcane	42,858	45,128
Cattle	18,130	20,837
Vegetables	2,933	3,238
Sod	4,978	5,400

Segment assets	124,197	130,833
Other Corporate assets	152,259	154,197

Total assets	$276,456	$285,030

10. Stock Compensation Plans:
The Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. No stock options or stock appreciation rights were granted during the nine months ended June 30, 2008, the nine months ended June 30, 2007, or the one month ended September 30, 2007.
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
At June 30, 2008 and September 30, 2007, there were 6,158 and 8,158, options respectively, fully vested and exercisable and 273,815 shares available for grant. The options outstanding had a fair value of $213 thousand and $208 thousand at June 30, 2008 and September 30, 2007, respectively. There was no unrecognized compensation expense related to outstanding stock option grants at June 30, 2008 or September 30, 2007.
In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in accordance with the terms and description outlined in the tables following. The payment of each installment is subject to continued employment with the Company. At June 30, 2008 and September 30, 2007 there were 27,707 and 8,000 restricted shares, respectively, vested in accordance with these grants.

The following table summarizes the Company’s restricted share awards granted to date:

			Compensation	Weighted
			Expense Recognized	Average
			for the	Grant date
		Fair Market Value	nine months ended	Fair value
Grant Date	Shares Granted	on Date of Grant	June 30, 2008	Per share
April 2006	20,000	$908	$129
October 2006	20,000	1,239	453
January 2008	25,562	1,040	417

Total	65,562	$3,187	$999	$48.61

The shares granted in April 2006 vest 25% in April 2010 and 25% annually thereafter until fully vested. Four thousand of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested August 31, 2007. The remaining shares granted in October 2006 fully vested on June 30, 2008 upon retirement of the Company’s Chief Executive Officer. The Company recognized compensation expense of $319 thousand and $453 thousand for the three and nine months ended June 30, 2008 in association with this grant. A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share, in order to replace previous retirement benefits offered. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. The remaining 17,855 shares granted in January 2008 vest 20% annually in January of each year until fully vested.
The Company is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The grant date fair value of the unvested restricted stock awards at June 30, 2008 was $1.6 million and will be recognized over a weighted average period of 5 years.
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
11. Other Comprehensive Income:
Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Accumulated Other Comprehensive Income (loss) at beginning of period	$32	11	49	(29)

Change resulting from market fluctuations, net of tax, and realized gains and losses	(12)	6	(29)	46

Accumulated Other Comprehensive Income	$20	$17	$20	$17

12. New Accounting Pronouncements:
In December 2007, the FASB issued Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement will be effective for fiscal year 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. This statement is effective for fiscal year 2009, with early application encouraged. This Statement changes the disclosure requirements for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.
In June 2008, the FASB issued staff position (FSP) EITF 3-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This statement is effective for fiscal year 2009. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Under FSP 3-6-1, the FASB clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The Company does not expect the adoption of EITF 3-6-1 to have a material impact on its financial statements.
13. Treasury Stock:
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. In accordance with the approved plans, the Company may purchase an additional 59,262 shares. The Company purchased 9,768 and 27,968 shares in the open market during the three and nine months ended June 30, 2008 at an average price of $40.32 and $42.76 per share, respectively.
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans for the quarter ended June 30, 2008:

			Total shares
			purchased as	Total dollar
			part of publicly	value of shares
	Total number of	Average price	announced plans	purchased
Date	shares purchased	paid per share	or programs	(thousands)
5/27/2008	3,022	$40.40	3,022	$122
5/28/2008	3,022	40.25	3,022	122
5/29/2008	3,022	40.30	3,022	122
5/30/2008	702	40.37	702	28

Total	9,768	$40.32	9,768	$394

14. Subsequent Events:
At its meeting on July 25, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to shareholders of record as of October 31, 2008 with payment expected on or about November 15, 2008.
On July 15, 2008, the Company filed amended state income tax returns with the State of Florida for the tax years ended August 31, 2000, 2001, 2002 and 2003 and paid $6.2 million of state income taxes resulting from the final Settlement Agreement with the IRS. The Company has also received notices from the State of Florida for the $4.3 million interest, which will be paid in August 2008. Under the current statutes, the Company does not expect any penalties related to the State liability.
At its meeting on July 25, 2008, the Board of Directors authorized Management to execute a mortgage agreement whereby $50 million of debt outstanding under the revolving line of credit will be exchanged for a 10 year fixed rate mortgage. Final terms of the agreement are being negotiated.
The Company began dissolution of its Agri-Insurance subsidiary during the fourth quarter of fiscal year 2008. This will also dissolve the Alico-Agri partnership. The effect of the dissolutions will be to transfer the assets of these subsidiaries to Alico, Inc. The expected costs of dissolution are not estimated to be material to the Company.
On June 24, 2008 Florida Governor Charlie Crist announced that the South Florida Water Management District (SFWMD) was negotiating the purchase of the assets of United States Sugar Corporation (USSC). USSC and its subsidiary Southern Gardens, is the Company’s largest customer accounting for approximately 21% of fiscal year 2007 operating revenue. Under the terms of the initial proposal USSC will continue its operations for a transition period of six years. The SFWMD has indicated that a portion of the assets to be purchased, including the sugar mill, sugar refinery, citrus plant, citrus groves, citrus nursery and rail operations will be offered for sale. The Company is evaluating various options regarding sugarcane production including alternative uses for the property if determined necessary or advantageous.
The potential sale of USSC could have major and various effects on the Company. As the sale progresses and more details become known, the Company will continue to assess its options and strategies going forward.
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
Change in fiscal year
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and will end September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10-Q includes the unaudited results for the three and nine months ended June 30, 2008 and 2007. The unaudited results for the one month ended September 30, 2007 were included in the Company’s Form 10-Q filed on February 15, 2008. The audited results for the one month ended September 30, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES:
Working capital decreased to $103.6 million at June 30, 2008 from $110.0 million at September 30, 2007. As of June 30, 2008, the Company had cash and cash equivalents of $43.3 million compared to $31.6 million at September 30, 2007. Marketable securities decreased to $38.8 million from $46.5 million during the same period. The ratio of current assets to current liabilities decreased to 4.99 to 1 at June 30, 2008 from 5.37 to 1 at September 30, 2007. Total assets at June 30, 2008 were $276.5 million compared to $285.0 million at September 30, 2007.
Management believes the Company will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Management expects continued profitability from the Company’s operations. In addition, the Company has credit commitments to provide for revolving credit of up to $175.0 million, of which $61.8 million was available for the Company’s general use at June 30, 2008. At its meeting on July 25, 2008, the Board of Directors authorized Management to execute a mortgage agreement whereby $50 million of debt outstanding under the revolving line of credit will be exchanged for a 10 year fixed rate mortgage. Final terms of the agreement are being negotiated.
Cash outlays for land, equipment, buildings, and other improvements totaled $4.4 million during the nine months ended June 30, 2008, compared with $7.2 million during the nine months ended June 30, 2007.
IRS Audit
The Internal Revenue Service (IRS) issued a final Settlement Agreement regarding audits of Alico for the tax years 2000 through 2004. Pursuant to the agreement, the Company and the IRS agreed to final taxes resulting from the audits of $41.1 million, and penalties of $4.1 million. The Company had previously paid and accrued taxes of $42.2 million and penalties of $4.2 million related to an anticipated settlement in the fourth quarter of fiscal year 2007. The prior payments will result in a refund of taxes and penalties due to the Company of $1.2 million. In addition, the Company paid $19.8 million to the IRS of anticipated interest related to the settlement. The IRS is calculating the interest due on the final settlement and will provide the final calculations to the Company. The Company estimates an additional refund of $0.5 million from the IRS related to interest overpayments. The differences between the final settlement amount (including taxes, penalties and interest) and the previously estimated settlement have resulted in a reduction in income tax expense for fiscal year 2008. Additionally, the Company recognized a deferred tax asset of approximately $3.5 million, which also reduced the income tax expense during the third quarter of fiscal year 2008, bringing the total income tax expense benefit from the final IRS settlement to approximately $5.2 million.

The reductions to the previous tax liability estimate resulted from the allowance of expenses by IRS Appeals that were previously not allowed by IRS Exams. The additional deferred tax asset was the result of taxable basis allocations by IRS Appeals in excess of previous Company estimates. As a result of the settlement, the Company is filing amended tax returns for tax years 2005 through 2006. These amendments will likely result in further changes to the Company’s income tax expense for fiscal year 2008. The impact of the changes has not yet been quantified but is not expected to be significant.
The Company accrued State income taxes related to the final IRS settlement of $6.2 million along with $4.3 million of related interest at June 30, 2008 as a current liability. On July 15, 2008, the Company filed amended state income tax returns with the State of Florida for the audited years, and paid $6.2 million of income taxes to the State of Florida. The Company has also received notices from the State of Florida for the $4.3 million interest, which will be paid in August 2008. Under the current statutes, the Company does not expect any penalties related to the State liability.
The Settlement Agreement concluded that Alico must recognize unreported gains resulting from the transfer of real property to a foreign subsidiary (Agri). The real estate was originally transferred and reported at its historical cost basis. Additionally, Alico must recognize Subpart F income related to Agri’s earnings. Alico had not previously recognized income related to the transactions referenced above based on reliance on an IRS determination letter stating that Agri was a captive insurer, exempt from taxes provided certain procedural requirements were followed. The Company believed that it had followed such requirements, while the IRS ruled otherwise.
As a result of the taxation of real property contributions, the Company is allowed to increase its basis in those properties to their taxed values, creating deferred tax assets. The deferred assets will be ultimately realized when the Company sells the parcels and pays the associated taxes resulting from the sale.
Real estate activities
Due to complications in the permitting process and an overall slowdown in the real estate market, the Company agreed to restructure a contract in connection with a previous land sale in October 2007, with the terms to be effective as of the original closing in July 2005. Under the terms of the restructure, the Company received $6.8 million on October 22, 2007 representing $0.4 million of principal with the remaining proceeds classified as interest. Additionally, under the terms of the renegotiated agreement, Alico will receive quarterly interest payments based upon LIBOR, plus a percentage, as well as $3.9 million of principal on September 28, 2008, $12.0 million principal payments on September 28, 2009 & 2010, and the remaining principal of $26.2 million on September 28, 2011. Alico received three timely quarterly interest payments totaling $2.2 million during the nine months ended June 30, 2008.
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

The contracts referenced above are with Ginn-LA West Fm Ltd., LLLP, Ginn-LA Naples, Ltd., LLLP, Crockett Development, LLC,and West FM Crockett, LLC, all affiliates of the Ginn Company. During July 2008, reports surfaced in the media that two Ginn Company affiliates (Ginn-LA CS Borrower and Ginn-LA Conduit Lender, Inc.) had defaulted on a $675.0 million credit facility. The Company has received assurances from Ginn’s primary lender that these defaults will not have a direct affect on Alico-Agri’s contracts with the Ginn Companies because the Ginn Company finances each project separately; however, due to the current state of the real estate and financial markets, the Company will continue to monitor the situation closely.
The Company, through its Alico Land Development Co. subsidiary, has undertaken a study to determine the highest and best use for each of its properties on a parcel by parcel basis. Thus far, the effort has identified parcels best suited for agriculture, leasing, mining and development. As the highest and best use for each parcel is determined, the Company is seeking permits and entitlements to prepare the parcels for sale, intensified use or development. These efforts are ongoing and are expected to be realized beginning in the next three to five years and continuing thereafter. The ultimate realization of the timing and amount of profit will depend on market conditions.
Treasury stock purchase plan
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers in order to further align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of a 10b5-1 Plan which the Company has adopted for such purchases. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. In accordance with the approved plans, the Company may purchase an additional 59,262 shares. The Company purchased 9,768 shares in the open market during the third quarter of fiscal year 2008 at an average price of $40.32 per share.
Dividends
The Company paid quarterly dividends of $0.275 per share on October 15, 2007, January 15, 2008 and May 16, 2008. At its meeting on April 25, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of July 31, 2008 with payment expected on or around August 15, 2008. At its meeting on July 25, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of October 31, 2008 with payment expected on or around November 15, 2008.

Results of Continuing Operations

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007

Operating revenue	$42,147	$46,149	$112,981	$127,394
Gross profit	6,357	12,658	16,783	31,125
General & administrative expenses	3,568	3,509	10,365	9,760
Profit from continuing operations	2,789	9,149	6,418	21,365
Profit on sale of bulk real estate	—	239	817	1,277
Interest and investment income	1,184	2,088	7,437	5,553
Interest expense	(1,400)	(1,281)	(4,969)	(3,851)
Other income	97	15	82	199
Provision for income taxes	3,129	(29,025)	453	(35,199)
Effective income tax rate	-117.2%	284.3%	-4.6%	143.4%
Income (loss) from continuing operations	$5,799	$(18,815)	$10,238	$(10,656)
Profit from continuing operations decreased for the three months and nine months ended June 30, 2008 compared with the three and nine months ended June 30, 2007, primarily the result of reduced profitability from agricultural operations. The Company expects that operations will be profitable in fiscal year 2008, but will be significantly below fiscal year 2007 levels. These expectations are primarily based on lower expected prices for citrus products for fiscal year 2008 when compared with fiscal year 2007. Citrus prices during fiscal year 2007 were at record highs. Citrus returns for fiscal year 2008 are expected to be more in line with the Company’s historical experience.
Operations by segment are discussed separately below.
General and Administrative
General and administrative expenses increased by $0.1 million and $0.6 million for the three and nine months ended June 30, 2008, respectively, when compared with the three and nine months ended June 30, 2007. The increase was primarily caused by a rise in pension expense resulting from declining investment performance in securities underlying the life insurance policies the Company uses to fund the pension plan.
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

Provision for Income taxes
The effective tax rate was -117.2 % and -4.6% for the three and nine months ended June 30, 2008, respectively, compared with 284.3% and 143.4% for the three and nine months ended June 30, 2007, respectively. The effective tax rates for both years were impacted by adjustments related to the IRS proceedings for tax years 2000, 2001, 2002, 2003 and 2004 (see Note 6 to the condensed consolidated financial statements). Exclusive of the IRS matter and other discrete items, the effective rates were 35.8% and 38.6% for the nine month periods ending June 30, 2008 and 2007, respectively. The lower rate in the current year was caused by a lower federal tax rate and a larger impact from earnings on tax exempt bonds.
Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.
Interest and investment income was $1.2 million and $7.4 million for the three and nine month periods ended June 30, 2008, respectively, compared with $2.1 million and $5.6 million for the three and nine month periods ended June 30, 2007. The increased interest earnings for the nine months ended June 30, 2008 were primarily due to the restructuring of a real estate mortgage note receivable, which allowed for higher interest rates effective retroactively to July 2005.
Interest Expense
Interest expense increased for the three and the nine months ended June 30, 2008 when compared with the three and nine months ended June 30, 2007. Interest expense increased during the three and nine months ended June 30, 2008 when compared to the comparable periods in the prior year due to higher debt levels. The Company’s borrowings increased significantly during the fourth quarter of fiscal year 2007 due to the payment of taxes, interest and penalties associated with the IRS audits. During the second quarter of 2008, the Company recorded a patronage receivable of $992 thousand resulting in a corresponding reduction of interest expense (see Note 7 to the Condensed Consolidated Financial Statements).
Operating Revenues

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Revenues
Agriculture:
Bowen Brothers Fruit	$17,451	$20,810	$44,294	$52,240
Citrus groves	17,528	19,640	40,679	46,729
Sugarcane	1,581	451	9,341	9,213
Cattle	3,049	2,893	6,451	8,093
Vegetables	1,522	898	5,460	3,803
Sod	404	527	877	1,577

Agriculture operations revenue	41,535	45,219	107,102	121,655
Real estate operations	1	79	3,870	3,329
Land leasing and other	542	450	1,674	1,275
Mining royalties	69	401	335	1,135

Total operating revenue	$42,147	$46,149	$112,981	$127,394

Operating revenues decreased by 8.7% and 11.3% to $42.1 million and $113.0 million for the three and nine months ended June 30, 2008, respectively, when compared with operating revenues of $46.1 million and $127.4 million for the three and nine months ended June 30, 2007. The decrease was primarily due to lower revenues from agriculture operations, discussed in detail below.

Gross Profit

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Gross profit:
Agriculture:
Bowen Brothers Fruit	$856	$480	$1,715	$1,138
Citrus groves	6,052	10,613	13,054	23,477
Sugarcane	(41)	32	101	405
Cattle	(363)	253	(1,290)	607
Vegetables	130	(2)	(45)	553
Sod	(391)	367	(456)	904

Gross profit from agricultural operations	6,243	11,743	13,079	27,084
Real estate operations	(293)	125	2,143	1,931
Land leasing and rentals	358	499	1,302	1,082
Mining royalties	49	291	259	1,028

Gross profit	6,357	12,658	16,783	31,125
Profits from the sale of bulk real estate	—	239	817	1,277
Net interest and investment income	(216)	807	2,468	1,702
Corporate general and administrative and other	(3,471)	(3,494)	(10,283)	(9,561)

Income from continuing operations before income taxes	$2,670	$10,210	$9,785	$24,543

Gross profit decreased to $6.4 million and $16.8 million, respectively for the three and nine months ended June 30, 2008 compared with $12.7 million and $31.1 million for the three and nine months ended June 30, 2007. The decrease was due primarily to decreased profitability from agricultural operations.
Agricultural Operations
Agricultural operations generate a large portion of the Company’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season. A discussion of agricultural operations follows:
Bowen
Bowen’s operations generated revenues totaling $17.5 and $44.3 million for the three and nine months ended June 30, 2008 compared with revenue of $20.8 and $52.2 million for the three and nine months ended June 30, 2007. Gross profit for the three and nine months ended June 30, 2008 was $0.9 and $1.7 million compared with $0.5 and $1.1 million for the three and nine months ended June 30, 2007. Citrus prices have declined an estimated 28% during fiscal year 2008 from their prior year levels and are expected to be below their prior year levels throughout the 2008 fiscal year. Due to the decreased prices, Bowen’s revenue has also declined.
Citrus Groves
Citrus revenues were $17.5 million and $40.7 million for the three and nine months ended June 30, 2008, respectively, and $19.6 million and $46.7 million for the three and nine months ended June 30, 2007. The Citrus Division recorded gross profits of $6.1 million and $13.1 million for the three and nine months ended June 30, 2008, compared with $10.6 million and $23.5 million for the three and nine months ended June 30, 2007. The Company harvested more citrus during fiscal year 2008 than it did in fiscal year 2007; however, citrus prices have declined an estimated 28% during fiscal year 2008 from their prior year levels. Higher retail prices for orange juice have resulted in increased inventories in the industry, contributing to the lower fruit prices in fiscal year 2008. Additionally, increased prices for fuel and fertilizer have further reduced unit margins. Prices have declined in the citrus industry due to an increasing supply of citrus as groves have recovered from the damages caused by the hurricanes of 2004 and 2005.

Sugarcane
Sugarcane revenues were $1.6 million and $9.3 million for the three and nine months ended June 30, 2008 respectively, compared with revenues of $0.5 and $9.2 million for the three and nine months ended June 30, 2007. Sugarcane operations generated a loss of $41 thousand and a profit of $101 thousand for the three and nine months ended June 30, 2008, respectively, compared with profits of $32 thousand and $405 thousand for the three and nine months ended June 30, 2007. Continuing low margins from sugarcane operations has prompted the Company to reduce its harvestable acreage of sugarcane during the current fiscal year in favor of expanding vegetable operations and land leasing.
Cattle
Cattle revenues were $3.0 million and $6.5 million for the three and nine months ended June 30, 2008, respectively, compared with $2.9 million and $8.1 million for the three and nine months ended June 30, 2007. Cattle operations recorded losses of $0.4 million and $1.3 million for the three and nine months ended June 30, 2008 compared with a profit of $0.3 million and $0.6 million for the three and nine months ended June 30, 2007. Fewer calves were sold during the nine months ended June 30, 2008 compared with the nine months ended June 30, 2007. As a result, cattle revenues decreased from their prior year levels. Additionally, due to rising feed and fuel costs, cattle margins have eroded considerably, causing the Company to reduce its cattle inventory by $1.5 million in the current fiscal year to its net realizable value.
Vegetables
Revenues from the sale of vegetables were $1.5 million and $5.5 million for the three and nine months ended June 30, 2008, respectively, compared with $0.9 million and $3.8 million for the three and nine months ended June 30, 2007. The Vegetable division recorded gross profits of $130 thousand and a loss of $45 thousand for the three and nine months ended June 30, 2008, respectively, compared with a loss of $2 thousand and a profit of $553 thousand for the three and nine months ended June 30, 2007. Although the Company harvested more vegetables in the current year, adverse weather combined with less favorable prices caused overall performance to decline when compared with the prior year.
Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC a joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. The Company is currently working to dissolve the joint venture and distribute the assets equitably among the members. The Company has recorded a profit of $0.2 million and a loss of $0.6 million for the three and nine months ended June 30, 2008, respectively for the operations of the joint venture and has included the results as a component of its agricultural operations. The Company has accounted for the joint venture under the equity method.
Sod
Due to continued slow sales in the real estate market, sod sales have declined considerably for the three and nine months ended June 30, 2008 when compared with the three and nine months ended June 30, 2007. As a result of the reduced sales, the Company has written off a portion of its sod inventory. Sod costs will continue to be expensed as incurred until the sales volume increases sufficiently to reduce inventories.

Changes in Officers
John R. Alexander, the Company’s Chairman of the Board of Directors, retired as Chief Executive Officer on June 30, 2008. The Board of Directors appointed Dan L. Gunter as Chief Executive Officer on July 1, 2008. Mr. Gunter had previously served as the Company’s President and Chief Operating Officer since April 2006. Mr. Alexander will continue in his role as Chairman of the Board of Directors. As per the terms of a restricted stock grant in October 2006, 12,000 previously unvested shares vested upon Mr. Alexander’s retirement. The Company recognized compensation expense of $319 thousand and $453 thousand for the three and nine months ended June 30, 2008 in association with the vesting of this grant. Additionally, the Company entered into a Transition, Severance, Consulting and Non-Compete agreement with Mr. Alexander effective July 1, 2008, the terms of which are more fully described in the Company’s Form 8-K filed on June 30, 2008.
United States Sugar Corporation Pending Sale
On June 24, 2008 Florida Governor Charlie Crist announced that the South Florida Water Management District (SFWMD) was negotiating the purchase of the assets of United States Sugar Corporation (USSC). USSC and its subsidiary Southern Gardens, is the Company’s largest customer accounting for approximately 21% of fiscal year 2007 operating revenue. Under the terms of the initial proposal USSC will continue its operations for a transition period of six years. The SFWMD has indicated that a portion of the assets to be purchased, including the sugar mill, sugar refinery, citrus plant, citrus groves, citrus nursery and rail operations will be offered for sale. The Company is evaluating various options regarding sugarcane production including alternative uses for the property if determined necessary or advantageous. The potential sale of USSC could have major and various effects on the Company. As the sale progresses and more details become known, the Company will continue to assess its options and strategies going forward.
Discontinued Operations
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. Alico Plant World generated revenues of $0.5 million and $2.5 million for the three and nine months ended June 30, 2008, respectively compared with revenues of $0.4 million and $2.1 million for the three and nine months ended June 30, 2007, respectively. Alico Plant World generated losses net of taxes of $0.8 million and $0.9 million or $0.11 and $0.13 per share for the three and nine months ended June 30, 2008, respectively compared with losses net of taxes of $0.2 million and $0.3 million or $0.02 and $0.04 per share for the three and nine months ended June 30, 2007, respectively. The Company is currently leasing the Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Alico Plant World’s operations and equipment sales have been reported as discontinued operations.
The Company began dissolution of the Agri-Insurance subsidiary during the fourth quarter of fiscal year 2008. This will also dissolve the Alico-Agri partnership. The effect of the dissolutions will be to transfer the assets of these subsidiaries to Alico, Inc.. The expected costs of dissolution are not estimated to be material to the Company.
Off Balance Sheet Arrangements
The Company through its wholly-owned subsidiary, Bowen Brothers Fruit, LLC, enters into contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The total remaining purchase obligation for fiscal years 2008 and 2009 under these agreements totaled $4.0 million at June 30, 2008. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $1.1 million at June 30, 2008 for which purchases had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price.

During the second quarter of fiscal year 2007, the Company formed a new company, Alico/J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. The Company’s maximum total remaining unpaid obligations under these leases was $0.5 million at June 30, 2008. The Company and J&J Farms have agreed that the lease obligations will be transferred solely to J&J Farms. Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC.
Disclosure of Contractual Obligations
There were no material changes from the Contractual Obligations schedule included in the Company’s filing on Form 10-K outside of those occurring during the ordinary course of the Company’s business during the interim period.
Critical Accounting Policies and Estimates
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on September 1, 2007. At September 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and includes the interest and penalties in the liability for uncertain tax positions. As of June 30, 2008, the Company had approximately $101 thousand accrued for the payment of interest and penalties related to uncertain tax positions. The tax years ended August 31, 2000 - 2004 are open to examination until December 31, 2008. Additionally the tax years ended August 31, 2005 - 2007 and September 30, 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
ITEM 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
There are no items to report during this interim period.
ITEM 1A. Risk Factors.
The following risk factor has been modified from the risk factor with the same heading that was included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2007:
“The Company carries large receivables from seller-financed sales of large tracts of surplus land the collectability of which is subject to credit risk relating to debtors.
The Company’s sale of surplus lands often involves buyer financing provided by the Company. In addition to the cash deposit paid by a buyer of surplus land, the Company at times takes a mortgage for the unpaid balance of the purchase price of the land sales contract. The collectability of the amounts owed and the likelihood that the Company will achieve the profitability promised by any sales contract is dependent on the creditworthiness of the mortgagors, which often depends upon their continued financial success. The purchasers of the surplus tracts are often developers, whose success is in turn directly affected by multiple factors in the national and local real estate markets, including but not limited to interest rates, demand for housing, competition from other available land, and unanticipated costs of construction. Depending on the magnitude of its debt to the Company, a mortgagor’s default on a sales contract or the bankruptcy of any material purchaser of surplus land could have a materially adverse effect on the Company. Additionally, if a borrower defaults on a secured property and the Company repossess the property, the Company cannot predict, under the current real estate market conditions, if the repossessed property can be sold in the near term or, if the Company is able to sell the repossessed property, if such sale will result in a gain equal to the anticipated gain under the original sales contract for such property.”
There were no other significant changes regarding risk factors from those disclosed in the Company’s annual report on Form
10-K.
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
ALICO, INC.
(Registrant)
August 11, 2008
Dan L. Gunter
Chief Executive Officer
(Signature)

August 11, 2008
Patrick W. Murphy
Vice President
Chief Financial Officer
(Signature)

August 11, 2008
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit No.	Description

11	Computation of Earnings per share.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.