Form 10-K
period 2008-09-30
ALICO INC
filed 2008-12-15
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-261
ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0906081 (IRS Employer identification number)

P.O. Box 338, La Belle, Florida (Address of principal executive offices)	33975 (Zip code)
Registrant’s telephone number including area code (863) 675-2966
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of class:	on which registered:
COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative	NASDAQ
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
Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of March 31, 2008 (the last business day of Alico’s most recently completed second fiscal quarter) was $159,530,550. There were 7,377,106 shares of stock outstanding at December 12, 2008.
Documents Incorporated by Reference:
Portions of the Proxy Statement of Registrant to be dated on or before January 20, 2009 are incorporated by reference in Part III of this report.

ALICO, INC.
FORM 10-K
For the year ended September 30, 2008

PART I
Item 1. Business.
Alico, Inc. (the “Company”), which was formed February 29, 1960 as a spin-off of the Atlantic Coast Line Railroad Company, is a land management company operating in Central and Southwest Florida. Alico’s primary asset is 135,466 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. (See Item 2 for location and acreage by current primary use.) Alico is involved in a variety of agribusiness pursuits in addition to land leasing and rentals, rock and sand mining and real estate sales activities.
Alico’s land is managed for multiple uses wherever possible. For example, cattle ranching, forestry and land leased for grazing, recreation and oil exploration utilize the same acreage in some instances.
The relative contribution of each operation to the operating revenue, profit and total assets of Alico during the past three years (all revenues are from external customers within the United States) are discussed under the caption “segments” and in Note 10 to the Consolidated Financial Statements.
Alico’s retail land sales and development business is handled solely through its wholly owned subsidiary, Alico Land Development, Inc. (formerly known as Saddlebag Lake Resorts, Inc.) However, Alico has from time to time directly sold properties which, in the judgment of Management and the Board of Directors, were surplus to Alico’s primary operations. Additionally, Alico’s wholly owned subsidiary, Alico-Agri, Ltd., has also engaged in bulk land sales. Alico through its subsidiary Alico Land Development, Inc., has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future.
On September 28, 2007, the Board of Directors of Alico approved a change in Alico’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with Alico’s 2008 fiscal year. Alico’s 2008 fiscal year began on October 1, 2007 and ended September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. Accordingly, information is presented for the year ended September 30, 2008, the one month transition period ended September 30, 2007, and for prior fiscal years ended August 31.
Subsidiary Operations
Alico has five wholly owned subsidiaries: Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC (“Plant World”), Bowen Brothers Fruit LLC (“Bowen”), and Alico Land Development, Inc (formerly known as Saddlebag Lake Resort, Inc.).

Agri
Agri is a Bermuda based captive insurer and was created to write crop insurance against catastrophic losses due to weather and disease. Agri provided crop insurance to Alico and other Florida based third parties during the years from 2000 to 2005. Due to several hurricanes which impacted the State of Florida during the fall of 2004 and 2005, Agri sustained losses related to its underwriting activities which caused Agri to suspend additional insuring activities until an updated feasibility study of its insuring activities could be completed. Based on the findings of the study, along with the history of losses, Agri ceased issuing policies. Alico is currently working to dissolve Agri.
Alico-Agri
Alico-Agri, Ltd. was formed during fiscal year 2003 to manage the real estate holdings of Agri. Agri transferred all of its property holdings, consisting solely of the Lee County, Florida properties surrounding Florida Gulf Coast University, and the related contracts to Alico-Agri for a 99% partnership interest. Alico, the managing partner, transferred cash for a 1% interest in the partnership. Upon the dissolution of Agri, the partnership interest in Alico-Agri will be transferred to Alico Land Development, Inc.
Plant World
In September 2004, Alico, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC was set up as a wholly owned subsidiary of Alico-Agri, Ltd. Due to ongoing losses sustained by Alico Plant World, Alico discontinued the transplant operations in June 2008 and leased Plant World’s facilities to an outside nursery operation.
Bowen
Alico, through its newly formed subsidiary Bowen, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made to provide Alico with additional marketing expertise and the ability to harvest its own fruit crop. Bowen provides harvesting, hauling and marketing services to Alico and other outside citrus growers in the state of Florida.
Alico Land Development
Alico Land Development, Inc. (formerly known as Saddlebag Lake Resorts, Inc.) has been active in the subdivision, development and sale of real estate since its inception in 1971. Alico Land Development has developed and sold two subdivisions near Frostproof, Florida. Through its Alico Land Development subsidiary, Alico has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future.
The financial results of the operations of these subsidiaries are consolidated with those of Alico. Intercompany activities and balances are eliminated in consolidation. (See Note 1 to the Consolidated Financial Statements.)

Segments
Alico engages in a variety of agricultural pursuits as well as other land management activities. For further information concerning segments please refer to Note 10 to the Consolidated Financial Statements.

	Year ended	One month	Fiscal years ended
	Sept. 30,	Sept. 30,	Aug. 31,	Aug. 31,
	2008	2007 (1)	2007	2006
Revenues
Agriculture:
Bowen	$45,499	$143	$52,716	$30,869
Citrus groves	41,167	5	47,484	22,188
Sugarcane	9,671	—	9,432	8,926
Cattle	6,793	330	9,977	5,700
Vegetables	5,460	—	3,803	2,389
Sod	1,118	92	2,180	1,528
Native trees and shrubs	125	—	249	142

Agriculture operations revenue	109,833	570	125,841	71,742
Real estate activities	3,870	—	3,329	113
Land leasing and rentals	2,276	141	1,495	1,369
Mining royalties	403	47	1,340	940

Total operating revenue	$116,382	$758	$132,005	$74,164

	Year ended	One month	Fiscal years ended
	Sept. 30,	Sept. 30,	Aug. 31,	Aug. 31,
	2008	2007 (1)	2007	2006
Gross profit (loss):
Agriculture:
Bowen	$1,470	$(79)	$930	$(268)
Citrus groves	13,530	2	24,057	7,614
Sugarcane	421	—	599	360
Cattle	(2,127)	41	255	786
Vegetables	(141)	—	496	985
Sod	(1,535)	(116)	862	688
Native trees and shrubs	125	—	249	142

Gross profit from agricultural operations	11,743	(152)	27,448	10,307
Real estate activities	341	(59)	(79)	52
Land leasing and rentals	1,668	105	1,102	917
Mining royalties	305	37	1,214	940
Net casualty (recovery)	—	—	—	4,036

Subtotal	14,057	(69)	29,685	16,252
Profits from the sale of bulk real estate	817	—	1,257	4,369
Net interest and investment income	1,180	(137)	1,685	5,092
Corporate general and administrative and other	(11,216)	(819)	(12,502)	(10,533)

Income from operations before income taxes	4,838	(1,025)	20,125	15,180
Provision for income taxes	(765)	176	33,520	7,159

Net income (loss) from continuing operations	$5,603	$(849)	$(13,395)	$8,021

(1)	Alico changed its fiscal year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Results for September 30, 2007 are for the one month transition period.

	Sept. 30,	Sept. 30,
	2008	2007
Total Assets:
Agriculture:
Bowen	$2,581	$2,891
Citrus groves	49,201	53,339
Sugarcane	43,525	45,128
Cattle	18,343	20,837
Vegetables	4,213	3,238
Sod	3,906	5,400

Subtotal Agriculture	121,769	130,833
Other Corporate assets	152,163	154,516

Total assets	$273,932	$285,349

Agricultural Operations
Bowen Brothers
Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other growers in the state of Florida. Bowen’s operations also include the purchase and resale of citrus fruit. Bowen Brothers was purchased in February 2006 to provide Alico with additional citrus marketing expertise and the ability to harvest its own citrus crop. During fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, Bowen harvested approximately 4.2 million, 2.3 million and 900 thousand boxes of Alico’s fruit, respectively. Bowen harvested 2.2 million, 2.0 million and 2.7 million boxes of fruit for other growers during fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively.
Citrus Groves
Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the state of Florida. Approximately 10,582 acres of citrus were grown and harvested during the 2007-08 season. During the fiscal year ended September 30, 2008, Alico sold approximately 37% of its citrus crop to Southern Gardens, a wholly owned subsidiary of U.S. Sugar Corporation (USSC). The balance of the sales concentration is attributable to citrus contracts with Florida Orange Marketers, which represented approximately 30% of Alico’s citrus sales and Cutrale, which represented approximately 29% of the Alico’s citrus sales. While Alico believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts.

Sugarcane
Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. The crop is harvested by a co-op, proportionately owned by sugarcane growers, including Alico. Alico had 9,110 acres, 10,254 acres and 10,138 acres of sugarcane in production during the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Since the inception of its sugarcane program in 1988, Alico has sold 100% of its product through a pooling agreement with USSC, a local Florida sugar mill. Under the terms of the pooling agreement, Alico’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold.
Florida Governor Charlie Crist has announced that the South Florida Water Management District (SFWMD) is negotiating a purchase of the land holdings of USSC. USSC and its subsidiary Southern Gardens, is Alico’s largest customer accounting for approximately 21% of fiscal year 2008 operating revenue. Under the most recent terms of the proposal, USSC will retain ownership and continue operation of its sugar mill, sugar refinery and citrus plant. USSC would lease back the property sold to SFWMD for a period of seven crop cycles.
At the present time, Alico is unable to assess the impact of this potential transaction on its operations. As the potential sale progresses and more details become known, Alico will continue to assess its options and strategies going forward.
Cattle
Alico’s cattle operations, located in Hendry and Collier Counties, Florida, is engaged primarily in the production of beef cattle, feeding cattle at western feedlots and the raising of replacement heifers. The breeding herd consists of approximately 10,014 cows, bulls and replacement heifers. Approximately 69% of the herd is from one to five years old, while the remaining 31% is at least six years old. Alico primarily sells to packing and processing plants in the United States. Alico also sells cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for Alico’s cattle. In the opinion of Management, the loss of any one or a few of these processing plants and/or buyers would not have a material adverse effect on Alico’s cattle operation.
Vegetables
In the fiscal year ended August 31, 2006 Alico began growing vegetables. During the fiscal year ended September 30, 2008, Alico harvested 356,591 crates of corn from 944 acres and 149,478 bushels of beans from 909 acres. In the fiscal year ended August 31, 2007, Alico harvested 218,063 crates of corn from 809 acres and 124,642 bushels of beans from 878 acres. During fiscal year 2006, Alico harvested 119,000 crates of corn from 500 acres, and 77,000 bushels of beans from 500 acres.
Alico has marketing agreements for its vegetable products through local packing facilities and brokers in the state of Florida for sale to wholesale and retail outlets in the United States. In the opinion of Management, the loss of any one or a few of these facilities or brokers would not have a material adverse effect on Alico’s vegetable operation.
In December of 2006, Alico entered into a joint venture with J&J Produce, Inc. of Loxahatchee, Florida, to farm cucumbers, squash and zucchini on Alico’s property. Effective June 30, 2008, Alico discontinued its participation in the joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. Alico is currently working to dissolve the joint venture and distribute the remaining assets equitably among the members.

Sod
Alico is also engaged in the cultivation and sale of sod for landscaping purposes. Alico harvested approximately 44.8 million, 64.4 million, and 28.5 million square feet of sod in the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Customers consist of landscaping companies in the state of Florida, the loss of any one or a few of which would not have a material adverse effect on Alico’s sod operation.
Real Estate
Alico Land Development, Inc. (formerly known as Saddlebag Lake Resorts, Inc.) has been active in the subdivision, development and sale of real estate since its inception in 1971. Alico Land Development Inc. has developed and sold two subdivisions near Frostproof, Florida. Through its Alico Land Development subsidiary, Alico has developed a plan to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future.
Non Agricultural Operations
Mining Operations: Rock and Sand
In May 2006, Alico paid $10.6 million to purchase a 526 acre riverfront mine site for rock and fill in Glades County, Florida. Alico allocated approximately 54% of the purchase price to the rock and sand reserves, with the remaining 46% of the purchase price allocated as residual land value based on the present value of the expected rock royalties over 20 years and the expected residual value of the property after that time. Rock and sand reserves are depleted and charged to cost of goods sold proportionately as the property is mined.
Additionally, Alico Land Development Inc. is currently seeking a permit for two rock mines in Hendry and Lee Counties.
Land Rentals for Grazing, Agricultural, Oil Exploration and Other Uses
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Alico will continue to develop additional land to lease for farming as strategically advantageous. There were no significant changes in the method of rental for these properties during the past fiscal year.
Competition
As indicated, Alico is primarily engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. For instance, citrus is grown in foreign countries and several states, the most notable of which are: Brazil, Florida, California, and Texas. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Sugarcane products compete with products from sugar beets in the United States as well as imported sugar and sugar products from foreign countries. Sod is produced throughout the United States, as are vegetables. Forest and rock products are produced in most parts of the United States. Leasing of land is also widespread.
Alico’s share of each of the United States markets for citrus, sugarcane, cattle, sod, vegetables, mining and forest products is less than 3%.

Environmental Regulations
Alico’s operations are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes Alico is in compliance with all such rules and such compliance has not had a material effect upon capital expenditures, earnings or Alico’s competitive position.
While compliance with environmental regulations has not had a material economic effect on Alico’s operations, executive officers are required to spend a considerable amount of time monitoring these matters. In addition, there are ongoing costs incurred in complying with permitting and reporting requirements.
Employees
At September 30, 2008, Alico and its subsidiaries had a total of 203 full-time employees classified as follows: Bowen 14; Citrus 85; Sugarcane 12; Ranch 15; Vegetables 14; Sod 6; Real Estate 2; Leasing 1; Facilities Maintenance Support 32; General and Administrative 22. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.
Seasonal Nature of Business
As with any agribusiness enterprise, Alico’s business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs in all quarters, but is more concentrated during the first, second and third fiscal quarters. Sugarcane is harvested during the first and second fiscal quarters. Vegetable harvest and sales generally occur in the first, second and third fiscal quarters. Other segments of Alico’s business such as its cattle and sod sales, timber, mining and leasing operations, tend to be recurring rather than seasonal in nature.
Capital resources and raw materials
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds. Additionally, Alico has credit commitments that provide for revolving credit that is available for Alico’s general use. Raw materials needed to propagate the various crops grown by Alico which consist primarily of fertilizer, herbicides, fuel and water are readily available from local sources.
Available Information
Alico’s internet address is: http://www.alicoinc.com. As required by SEC rules and regulations, Alico files reports with the SEC on Form 8-K, Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.
Alico is an electronic filer with the SEC and these reports are also available through the SEC internet site (http://www.sec.gov), and through Alico’s website as soon as reasonably practicable after filing with the SEC. Copies of documents filed with the SEC are also available free of charge upon request.

Item 1A. Risk Factors.
Alico’s operations involve varying degrees of risk and each investor should consider the specific risks and speculative features inherent in and affecting the business of Alico before investing in Alico. In considering the following risk and speculative factors, an investor should realize that there is a possibility of losing his or her entire investment.
Alico’s financial condition and results of operations could be affected by the risk factors discussed below. These factors may also cause actual results to differ materially from the results contemplated by the forward looking statements in Management’s Discussion and Analysis.
The list of risks below is not intended to be all inclusive. A complete listing of risks is beyond the scope of this document. However, in contemplating the financial position and results of operations of Alico, investors should carefully consider, among other factors, the following risk factors:
General
Alico has a 51% stockholder and a limited public float which could adversely affect the price of its stock and restrict the ability of the minority shareholders to have a voice in corporate governance.
Atlantic Blue Group, Inc. (AtlanticBlue) (formerly Atlantic Blue Trust, Inc.) is the owner of approximately 51% of Alico’s common stock. Accordingly, Alico’s common stock is thinly traded and its market price may fluctuate significantly more than stocks with a larger public float. Additionally by virtue of its ownership percentage, AtlanticBlue is able to elect all directors and, consequently, is deemed to control Alico. While AtlanticBlue has issued a governance letter dated September 29, 2006 reaffirming its commitment to maintaining a majority of independent directors on Alico’s Board of Directors, this commitment may be terminated at any time upon 30 days prior written notice. Alico does not have cumulative voting. Accordingly, stockholders of Alico other than AtlanticBlue have no effective control over who the management and directors of Alico are or will be.
Alico manages its properties in an attempt to capture its highest and best use and customarily does not sell property until it determines that the property is surplus to its agricultural activities by reason of its potential for industrial, commercial or residential use. Alico has little control over when this occurs as real estate sales are primarily market driven.
Alico’s goal for its land management program is to manage and selectively improve its lands for their most profitable use. To this end, Alico continually evaluates its properties focusing on soil capabilities, subsurface composition, topography, transportation, availability of markets for its crops and the climatic characteristics of each of the tracts. While Alico is primarily engaged in agricultural activities, when land is determined to be better suited to industrial, commercial or residential use, Alico has classified the property as surplus to its agricultural activities and sold it. Alico’s land management strategy is thus a long term strategy to acquire, hold and manage land for its best use, selling surplus land at opportune times and in a manner that would maximize Alico’s profits from such surplus tracts. The timing for when agricultural lands become best suited for industrial, commercial or residential use depends upon a number of factors which are beyond the control of Alico such as:
•	population migration;

•	national, regional and local economic conditions;

•	conditions in local real estate markets (e.g., supply of land versus demand);

•	competition from other available property;

•	current level of, or potential availability of roads and utilities;

•	availability of governmental entitlements;

•	government regulation and changes in real estate, zoning, land use, environmental or tax laws;

•	interest rates and the availability of financing, and;

•	potential liability under environmental and other laws.
Alico is not able to predict when its properties will become best suited for non-agricultural use and has limited ability to influence this process. Additionally, changes from time to time in any or a combination of these factors could result in delays in sales, Alico’s ability to sell tracts which are determined to be surplus or its ability to realize optimum pricing from such sales.
Alico carries large receivables from seller-financed sales of large tracts of surplus land the collectibility of which is subject to credit risk relating to debtors.
The Company’s sale of surplus lands often involves buyer financing provided by the Company. In addition to the cash deposit paid by a buyer of surplus land, the Company at times takes a mortgage for the unpaid balance of the purchase price of the land sales contract. The collectability of the amounts owed and the likelihood that the Company will achieve the profitability promised by any sales contract is dependent on the creditworthiness of the mortgagors, which often depends upon their continued financial success. The purchasers of the surplus tracts are often developers, whose success is in turn directly affected by multiple factors in the national and local real estate markets, including but not limited to interest rates, demand for housing, competition from other available land, governmental regulation, permitting, and unanticipated costs of construction. Depending on the magnitude of its debt to the Company, a mortgagor’s default on a sales contract or the bankruptcy of any material purchaser of surplus land could have a materially adverse effect on the Company. Additionally, if a borrower defaults on a secured property and the Company repossesses the property, the Company cannot predict, under the current real estate market conditions, if the repossessed property can be sold in the near term or, if the Company is able to sell the repossessed property, if such sale will result in a gain equal to the anticipated gain under the original sales contract for such property.

Alico is subject to environmental liability by virtue of owning significant holdings of real estate assets.
Alico faces a potential for environmental liability by virtue of its ownership of real property. If hazardous substances (including herbicides and pesticides used by Alico or by any persons leasing Alico’s lands) are discovered on or emanating from any of Alico’s lands and the release of such substances presents a threat of harm to the public health or the environment, Alico may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Although Alico purchases insurance when it is available for environmental liability, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available to Alico at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land or be significant enough that it would have a materially adverse effect on Alico.
Alico has a large customer that accounts for 21% of revenues.
For the fiscal year ended September 30, 2008, Alico’s largest customer accounted for approximately 21% of operating revenue. Alico’s largest customer is U.S. Sugar Corporation (USSC), for whom Alico grows sugarcane. Additionally, Alico sells citrus to Southern Gardens, a wholly owned subsidiary of USSC. These marketing arrangements involve marketing pools which allow the contracting party to market Alico’s product in conjunction with the product of other entities in the pool and pay Alico a proportionate share of the resulting revenue from the sale of the entire pooled product. While Alico believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts.
Florida Governor Charlie Crist has announced that the South Florida Water Management District (SFWMD) is negotiating a purchase of the land holdings of USSC. Under the terms of the most recent proposal, USSC will retain ownership and continue operation of its sugar mill, sugar refinery and citrus plant. USSC would lease back the property sold to SFWMD for a period of seven crop cycles.
At the present time, Alico is unable to assess the impact of this potential transaction on its operations. As the potential sale progresses and more details become known, Alico will continue to assess its options and strategies going forward.
Agricultural Risks — General
Agricultural operations generate a large portion of Alico’s revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product liability.
Agricultural products are subject to supply and demand pricing which is not predictable.
Because Alico’s agricultural products are commodities, Alico is not able to predict with certainty what price it will receive for its products; however, its costs are relatively fixed. Additionally, the growth cycle of such products in many instances dictates when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may cause higher prices. Shortages often result from adverse growing conditions which can reduce the available product of growers in affected growing areas while not affecting others in non-affected growing areas. Since multiple variables which can affect pricing are incurred before pricing and supply are known, Alico cannot accurately predict or control from year to year what its profits or losses from agricultural operations will be.

Alico’s agricultural assets are concentrated and the effects of adverse weather conditions such as hurricanes can be magnified.
Alico’s agricultural operations are concentrated in south Florida counties with more than 80% of its agricultural lands located in a contiguous parcel in Hendry County. All of these areas are subject to occasional periods of drought, excess rain, flooding, and freeze. Crops require water in different quantities at different times during the growth cycle. Accordingly, too much or too little water at any given point can adversely impact production. While Alico attempts to mitigate controllable weather risks through water management and crop selection, its ability to do so is limited. Alico’s operations in southern and central Florida are also subject to the risk of hurricanes. Hurricanes have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of wind blown disease. Alico was impacted by hurricanes during fiscal years 2006, 2005 and 2004 and sustained losses relating to the storms during all three fiscal years. Alico seeks to minimize hurricane risk by the purchase of insurance contracts, but a portion of Alico’s crops remain uninsured. Because Alico’s agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in Alico’s results of operations.
Water Use Regulation restricts Alico’s access to water for agricultural use.
Alico’s agricultural operations are dependent upon the availability of adequate surface and underground water needed to produce its crops. The availability of water for use in irrigation is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which Alico’s lands are located. Currently, Alico has permits for the use of underground and surface water which are adequate for its agricultural needs. Surface water in Hendry County, where much of Alico’s agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and the system of canals used to irrigate such land. Since the Army Corps of Engineers controls the level of Lake Okeechobee, this organization ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district. Recently the Army Corps of Engineers decided to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levees surrounding the lake to restrain rising waters which could result from hurricanes. Changes in permitting for underground or surface water use during times of drought, because of lower lake levels, may result in shortages of water for agricultural use by Alico and could have a materially adverse effect on Alico’s agricultural operations and financial results.
Alico’s citrus groves are subject to damage and loss from disease including but not limited to Citrus Canker and Citrus Greening diseases.
Alico’s citrus groves are subject to damage and loss from diseases such as Citrus Canker and Citrus Greening. Each of these diseases are widespread in Florida and Alico has found instances of Citrus Canker and/or Citrus Greening in several of its groves. Both diseases are present in areas where Company groves are located. There is no known cure for Citrus Canker at the present time although some pesticides inhibit the development of the disease. The disease is spread by contact with infected trees or by wind blown transmission. Alico’s policy is to destroy trees which become infected with this disease or with Citrus Greening disease. Alico maintains an inspection program to discover infestations early. Citrus Greening destroys infected trees and is spread by psyllids. Alico utilizes a pesticide program to control these hosts. There is no known pesticide or other treatment for Citrus Greening once trees are infected at the present time. Both of these diseases pose a significant threat to the Florida Citrus industry and to Alico’s citrus groves. Wide spread dissemination of these diseases in Alico’s groves could cause a material adverse effect to Alico’s operating results and citrus grove assets.

Pesticide and herbicide use by Alico or its lessees could create liability for Alico.
Alico and some of the parties to whom Alico leases land for agricultural purposes, use herbicides, pesticides and other hazardous substances in the operation of their businesses. All pesticides and herbicides used by Alico have been approved for use by the proper governmental agencies with the hazards attributable to each substance appropriately labeled and described. Alico maintains policies requiring its employees to apply such chemicals strictly in accordance with the labeling. However, Alico does not have any knowledge or control over the chemicals used by third parties who lease Alico’s lands for cultivation. It is possible that some of these herbicides and pesticides could be harmful to humans if used improperly, or that there may be unknown hazards associated with such chemicals despite any contrary government or manufacturer labels. Alico might have to pay the costs or damages associated with the improper application, accidental release or the use or misuse of such substances.
Changes in immigration laws or enforcement of such laws could impact the ability of Alico to harvest its crops.
Alico engages third parties to provide personnel for its harvesting operations. The personnel engaged by such companies could be from pools composed of immigrant labor. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws or by stricter enforcement of such laws. The scarcity of available personnel to harvest Alico’s agricultural products could cause Alico’s harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a materially adverse effect upon Alico.
Changing public perceptions regarding the quality, safety or health risks of Alico’s agricultural products can affect demand and pricing of such products.
The general public’s perception regarding the quality, safety or health risks associated with particular food crops Alico grows and sells could reduce demand and prices for some of Alico’s products. To the extent that consumer preferences evolve away from products Alico produces for health or other reasons, and Alico is unable to modify its products or to develop products that satisfy new customer preferences, there could be decreased demand for Alico’s products. Even if market prices are unfavorable, produce items which are ready to be or have been harvested must be brought to market. Additionally, Alico has significant investments in its citrus groves and cannot easily shift to alternative products for this land. A decrease in the selling price received for Alico’s products due to the factors described above could have a materially adverse effect on Alico.

Alico faces significant competition in its agricultural operations.
Alico faces significant competition in its agricultural operations both from domestic and foreign producers and does not have any branded products. Foreign growers generally have a lower cost of production, less environmental regulation and in some instances greater resources and market flexibility than Alico. Because foreign growers have great flexibility as to when they enter the U.S. market, Alico cannot always predict the impact these competitors will have on its business and results of operations. The competition Alico faces from foreign suppliers of sugar and orange juice is mitigated by quota restriction on sugar imports imposed by the U.S. government and by a governmentally imposed tariff on U.S. orange imports. A change in the government’s sugar policy allowing more imports or a reduction in the U.S. orange juice tariff would adversely impact Alico and negatively impact Alico’s results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
At September 30, 2008, Alico owned a total of 135,466 acres of land located in five counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:
Alico, Inc. & Subsidiaries
Land Use Summary
September 30, 2008

	Total	Hendry	Polk	Collier	Glades	Lee
Citrus:
Producing acres	10,582	3,048	3,405	4,129	—	—
Support and nonproductive*	6,303	2,317	789	3,197	—	—

Total Citrus	16,885	5,365	4,194	7,326	—	—

Sugarcane:
Producing acres	9,110	9,110	—	—	—	—
Support and nonproductive*	6,912	6,912	—	—	—	—

Total Sugarcane	16,022	16,022	—	—	—	—

Ranch:
Improved pasture	21,201	20,906	295	—	—	—
Semi-improved pasture	21,752	20,038	602	1,112	—	—
Native pasture	19,513	11,846	5,949	1,718	—	—
Support and nonproductive*	13,583	12,527	376	680	—	—

Total Ranch	76,049	65,317	7,222	3,510	—	—

Farming:
Productive acres	5,521	5,521	—	—	—	—
Support and nonproductive*	17,479	17,479	—	—	—	—

Total farming	23,000	23,000	—	—	—	—

Sod:
Producing acres	1,540	1,540	—	—	—	—
Support and nonproductive*	363	363	—	—	—	—

Total sod	1,903	1,903	—	—	—	—

Rock and Sand Mining	526	—	—	—	526	—
Commercial & Residential	1,081	54	66	—	—	961

Total	135,466	111,661	11,482	10,836	526	961

*	Includes buildings, roads, water management systems, fallow lands and wetlands.
Of the above lands, Alico utilizes approximately 21,000 acres of improved pasture plus approximately 42,000 acres of semi-improved and native pasture for cattle production. Much of the land is also leased for multi-purpose use such as oil exploration, farming and recreation.

From the inception of Alico’s predecessor’s initial development program in 1948, the goal has been to develop the lands for their most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. Management believes that Alico lands are suitable for agricultural, residential and commercial uses. In the past some of the land was considered surplus to the agricultural needs of Alico and, as indicated under Item 1 of this report, sales of such surplus property were made from time to time.
Alico utilizes consultants to work with senior management and the Board of Directors to enhance the planning and strategic positioning of all Company owned land. Alico Land Development Inc. also oversees the entitlement of Alico’s land assets in order to preserve these rights should Alico choose to develop the property in the future.
Management believes that each of the major agricultural programs is adequately supported by equipment, buildings, fences, irrigation systems, drainage systems and other amenities required for the operation of the projects.
Item 3. Legal proceedings.
In June 2008, the Internal Revenue Service (IRS) issued a final Settlement Agreement regarding audits of Alico for the tax years 2000 through 2004. Pursuant to the agreement, Alico and the IRS agreed to final taxes resulting from the audits of $41.1 million, penalties of $4.1 million and interest of $20.0 million. Alico also paid State income taxes related to the final IRS settlement of $6.2 million along with $4.3 million of related interest. The Settlement Agreement concluded that Alico must recognize unreported gains resulting from the transfer of real property to a foreign subsidiary (Agri). The real estate was originally transferred and reported at its historical cost basis. Additionally, Alico must recognize Subpart F income related to Agri’s earnings. Alico had not previously recognized income related to the transactions referenced above based on reliance on an IRS determination letter stating that Agri was a captive insurer, exempt from taxes provided certain procedural requirements were followed. Alico believed that it had followed such requirements, while the IRS ruled otherwise.
On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against J. D. Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue, Inc., a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that J.D. Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlantic Blue into Alico which was proposed in 2004 and withdrawn by Atlantic Blue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants J. D. Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.
Alico’s Board of Director’s has established a Special Committee consisting entirely of directors independent of Atlantic Blue in order to investigate Mr. Troutman’s complaint. For further information regarding this case please refer to Alico’s 8-K filing dated October 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity              Securities.
Common Stock Prices
The common stock of Alico, Inc. is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low prices as reported by NASDAQ, by fiscal quarter, during the fiscal years ended September 30, 2008 and 2007 are presented below:

	2008		2007
	Price		Price
	High	Low	High	Low

First Quarter	$51.13	$35.35	$62.92	$48.50

Second Quarter	$45.62	$35.44	$60.45	$46.25

Third Quarter	$45.48	$33.14	$62.24	$54.97

Fourth Quarter	$50.32	$33.90	$65.00	$43.29
Approximate Number of Holders of Common Stock
As of October 31, 2008 there were approximately 396 holders of record of Alico’s Common Stock as reported by Alico’s transfer agent.
Dividend Information
Dividends declared during the last two fiscal years were as follows:

Record Date	Payment Date	Amount Paid Per Share

December 29, 2006	January 15, 2007	$0.275
March 30, 2007	April 16, 2007	$0.275
June 29, 2007	July 16, 2007	$0.275
September 28, 2007	October 15, 2007	$0.275
December 29, 2007	January 15, 2008	$0.275
April 30, 2008	May 16, 2008	$0.275
July 31, 2008	August 15, 2008	$0.275

On November 15, 2008, Alico paid a dividend of $0.275 per share to shareholders of record as of October 31, 2008. At a Board of Directors meeting held on October 31, 2008 the Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of January 30, 2009, with payment expected on or about February 15, 2009.
Alico’s ability to pay dividends in the immediate future is dependent on a variety of factors including earnings and the financial condition of Alico. For a discussion of these factors, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Equity Compensation Arrangements
On November 3, 1998, Alico adopted the Alico, Inc., Incentive Equity Plan (The 1998 Plan) pursuant to which the Board of Directors of Alico may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. This plan expired on November 3, 2008 and was replaced with a new plan by Alico’s Board of Directors subject to shareholder approval. Provisions of the 2008 plan are similar to the 1998 Plan, and authorize grants of up to 350,000 shares of common stock to be funded by treasury purchases. Details of the plan are more fully described in the Company’s proxy statement expected to be filed on or before January 20, 2009.
On April 17, 2006 Alico hired a President and Chief Operating Officer. As a portion of the total compensation package, the Board awarded 20,000 shares of restricted stock. Under the terms of the agreement, the shares were to vest 25% on April 17, 2010 and continue to vest 25% per year until fully vested. The fair value per share was $45.25 on the date of the award. The grant was forfeited due to the resignation of the individual in November, 2008. Since none of the shares granted on April 17, 2006 had vested, the previously recognized compensation cost of $424 thousand was reversed during the fourth quarter of fiscal year 2008.
On October 27, 2006, the Board awarded 20,000 shares of restricted stock to the Chief Executive Officer as additional compensation. Under the terms of the agreement, 4,000 shares vested effective August 31, 2006, 4,000 vested effective August 31, 2007 and the remaining 12,000 shares vested upon the CEO’s retirement on June 30, 2008. The fair value per share was $61.96 on the date of the award.
During November 2007, the CEO and COO elected to receive a portion of their annual incentive bonus in Company stock. The CEO chose to receive 4,000 shares at a value of $177 thousand, while the COO chose to receive 500 shares at a value of $22 thousand. These shares do not contain any restrictions, but were issued under Alico’s Incentive Equity Plan. Compensation expense for these awards was accrued and recognized during the fourth quarter of Alico’s fiscal 2007 year.
A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share, in order to replace previous retirement benefits granted. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. The remaining 17,855 shares granted in January 2008 vest 20% annually in January of each year until fully vested.
On September 30, 2008, Alico, through its subsidiary Alico Land Development, Inc., hired a Vice-President of Real Estate Operations. As a portion of the total compensation package, the Board awarded 7,500 shares of restricted stock. Under the terms of the agreement, the shares will vest 20% on September 30, 2009 and continue to vest 20% per year until they are fully vested. The fair value per share was $47.43 on the date of the award.

The following schedule summarizes the outstanding option grants under the program. No stock options or stock appreciation rights have been granted since February 2004.
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,158	$16.84	231,600

Equity compensation plans not approved by security holders	—	—	—

Total	6,158	$16.84	231,600

Issuer Purchases of Equity Securities

			Total Shares
			Purchased as Part of
	Total Number of	Average price	Publicly Announced	Total Dollar value of
Date	Shares Purchased	paid per share	Plans or Programs(1)	shares purchased

January 2007	9,927	$48.72	25,927	$483,597
March 2007	843	$47.69	26,770	$40,199
May 2007	10,000	$59.67	36,770	$596,654
August 2007	7,000	$51.98	43,770	$363,841
November 2007	12,000	$43.97	55,770	$527,699
March 2008	6,200	$44.24	61,970	$274,268
May 2008	9,768	$40.32	71,738	$393,851
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.

The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares. The Company does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. Alico may purchase an additional 59,262 shares. Pursuant to these plans, Alico purchased 9,768, 6,200 and 12,000 shares in the open market during the third, second and first quarter of fiscal year 2008, respectively, at an average price of $42.76 per share.
There were no purchases of common stock of Alico made during the three months ended September 30, 2008 by Alico or any “affiliated purchaser” of Alico as defined in rule 10b-18(a)(3) under the Exchange Act.
Alico Performance
The graph below represents the Company’s common stock performance, comparing the value of $100 invested on September 1, 2005 in the Company’s common stock, the S&P 500 and a Company-constructed peer group.

ANNUAL RETURN PERCENTAGE

	Years Ending
Company Name / Index	Aug 04	Aug 05	Aug 06	Aug 07	Aug 08
ALICO, INC.	58.48	20.40	15.39	-11.28	-13.32
S&P 500 INDEX	11.46	12.56	8.88	15.13	-11.14
NEW PEER GROUP	39.85	56.59	-27.71	-27.92	2.34
OLD PEER GROUP	31.36	60.44	-24.86	-15.21	-1.80
INDEXED RETURNS

	Base
	Period	Years Ending
Company Name / Index	Aug 03	Aug 04	Aug 05	Aug 06	Aug 07	Aug 08
ALICO, INC.	100	158.48	190.82	220.18	195.35	169.33
S&P 500 INDEX	100	111.46	125.45	136.59	157.27	139.75
NEW PEER GROUP	100	139.85	218.99	158.30	114.10	116.77
OLD PEER GROUP	100	131.36	210.75	158.35	134.27	131.85

New Peer Group	Old Peer Group Companies
CONSOLIDATED TOMOKA LAND CO	ALEXANDER & BALDWIN INC
ST JOE CO	CONSOLIDATED TOMOKA LAND CO
TEJON RANCH CO	ST JOE CO
THOMAS PROPERTIES GROUP	TEJON RANCH CO
Item 6. Selected Financial Data.

	September 30,		Years Ended August 31,
Description	2008	2007 (1)	2007	2006	2005	2004
	(In Thousands, Except Per Share Amounts)

Operating revenue	$116,382	$758	$132,005	$74,164	$52,938	$52,057
Income (loss) from continuing operations	5,603	(849)	(13,395)	8,021	6,260	17,813
Income (loss) from continuing operations per weighted average common share	$0.76	$(0.12)	$(1.82)	$1.09	$0.85	$2.47
Average Number of Shares Outstanding	7,367	7,358	7,369	7,368	7,331	7,219
Cash Dividend Declared Per Share	1.10	0.28	1.10	1.03	1.25	0.60
Total Assets	273,932	285,349	281,206	263,579	248,306	238,242
Long-Term Obligations	140,239	143,265	143,790	103,601	85,826	82,908

(1)	Beginning with fiscal 2008, Alico changed its year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Results for September 30, 2007 are for the one month transition period.
Alico, through its subsidiary Bowen, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made to provide Alico with additional citrus marketing expertise and the ability to harvest its own citrus crop. Results from Bowen have been included beginning in fiscal year ended August 31, 2006. For further information concerning Bowen’s operations and assets please refer to Note 10 of the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which include references to one or more potential transactions, and strategic alternatives under consideration or projections of performance for the upcoming fiscal year, are predictive in nature or depend upon or refer to future events or conditions. These statements are subject to known, as well as, unknown risks and uncertainties that may cause actual results to differ materially from expectations. These risks include, but are not limited to those discussed in the risk factors section of this annual report whether or not such risks are repeated in connection with any forward looking statement. There can be no assurance that any anticipated performance or future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. Alico undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.
When used in this document, or in the documents incorporated by reference herein, the words anticipate, should, believe, estimate, may, intend, expect, and other words of similar meaning, are likely to address Alico’s growth strategy, financial results and/or product development programs. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors Alico believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect Alico. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect Alico to a greater extent than indicated.
The following discussion focuses on the results of operations and the financial condition of Alico. This section should be read in conjunction with the Consolidated Financial Statements and Notes.
On September 28, 2007, the Board of Directors of Alico approved a change in Alico’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with Alico’s 2008 fiscal year. Alico’s 2008 fiscal year began on October 1, 2007 and ended September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. Accordingly, information is presented for the fiscal year ended September 30, 2008, the one month transition period and for prior fiscal years ended August 31.
Alico’s agricultural operations are seasonal in nature. While the season for each commodity differs, generally the season for each commodity is concluded by August 31 of each year and begins no earlier than October 1. For this reason, results for the fiscal year ended September 30 are comparable to those of the prior fiscal years ended August 31.

Liquidity and Capital Resources
Dollar amounts listed in thousands:

	9/30/08	9/30/07	8/31/07
Cash & liquid investments	$78,637	$78,110	$81,067
Total current assets	123,130	135,376	127,494
Current liabilities	18,200	25,138	17,519
Working capital	104,930	110,238	109,975
Total assets	273,932	285,349	281,206
Notes payable	$137,758	$135,884	$136,889
Current ratio	6.77	5.39	7.28
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $125.0 million. Of the $125.0 million credit commitment, $44.3 million was available for Alico’s general use at September 30, 2008 (see Note 6 to Consolidated Financial Statements).
Cash flows from Operations
Cash flows from operations were $13.8 million, ($52.9 million) and $9.5 million for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006. Cash flow from operations was ($1.8 million) for the one month transition period ended September 30, 2007. Cash flow from operations for the fiscal years ended September 30, 2008 and August 31, 2007 were negatively impacted by payments of $10.5 million to the State of Florida and $66.2 million to the IRS, respectively, related to the settlement of an IRS audit, which will cause those years not to be indicative of expected future cash flows from operations (see Note 8 to Consolidated Financial Statements).
In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a payment of $2.5 million in escrow in connection with the restructure of a real estate contract (“East”) with Ginn- LA Naples, Ltd, LLLP (“Ginn”).
The East contract was originally entered into in July 2005 and relates to the sale of approximately 4,538 acres in Lee County Florida. Under the terms of the restructure, principal payments were extended as follows (thousands):

Due Date	Due before restructure	Due after restructure
9/28/08	$3,980	$1,787
9/28/09	12,000	1,000
9/28/10	12,000	1,000
9/28/11	26,128	4,000
9/28/12	-0-	8,000
9/28/13	-0-	12,000
9/28/14	$-0-	$26,321

Interest will continue to accrue on the unpaid balance of the note and be paid in quarterly installments. The note will bear interest at rates published by HSH and associates for the London Interbank Offered Rate (LIBOR) plus 150 basis points from September 29, 2008 to September 28, 2009, HSH LIBOR plus 200 basis points from September 29, 2009 to September 28, 2010 and HSH LIBOR plus 250 basis points thereafter until the note is paid in full. Ginn will forfeit release credits it has accumulated on the property in the event of default, foreclosure or bankruptcy.
Ginn did not exercise its option on a second contract (“West”). In connection with this action, Ginn has provided a deed in lieu of foreclosure on a third contract (“Crockett”) and gave up any rights it may have had to the West property. Alico took possession of the West and Crockett parcels free of any claims by Ginn.
The West and Crockett parcels consist of approximately 980 acres in Lee County, Florida located just south of the Southwest Florida Regional Airport and north of Florida Gulf Coast University, and just east of an I-75 interchange.
Alico collected cash payments of $4.2 million during the fiscal year ended September 30, 2008 related to the West and Crockett parcels. Alico, through its subsidiary Alico Land Development Inc. is actively seeking to entitle and sell these properties.
Overall, gross profits during fiscal year 2009 are expected to be lower than those of fiscal year 2008 due to an expected decrease in returns from agricultural operations. Market prices Alico receives for citrus products, typically Alico’s largest source of gross profit, are expected to decline due to increased Florida citrus production and carryover inventories at citrus processing plants.
Alico experienced increases in the cost of fertilizer, herbicides, insecticides and fuel during the fiscal year ended September 30, 2008. A large portion of these costs related to the production of fiscal year 2009 crops and were inventoried. These costs will be charged against fiscal year 2009 revenues as crops are harvested. While several input costs, including fuel, have recently declined from higher levels, significant reductions will not be realized through gross profit until the fiscal year 2010 crops are harvested, assuming the lower costs continue.
Cash flows from Investing
Cash outlays for land, equipment, buildings, and other improvements totaled $6.1 million, $9.1 million and $33.2 million during the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. Alico anticipates its capital needs, primarily for the care of young citrus trees, real estate entitlement work, sugarcane plantings, and raising cattle for breeding purposes, at between $7.0 million and $9.0 million for fiscal year 2009.
Alico’s balance sheet has carried large amounts of cash and investments over the past several years in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri-Insurance Co., Ltd. Due to several hurricanes which impacted the State of Florida during the fall of 2004 and 2005, Agri sustained losses related to its underwriting activities which caused Agri to suspend additional insuring activities until an updated feasibility study of its insuring activities could be completed. Based on the findings of the study, along with the history of losses, Agri ceased issuing policies. Alico is currently working to dissolve Agri. Upon Agri’s dissolution, Alico expects to reduce its outstanding debt by utilizing a portion of its cash and marketable securities.

Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico through its subsidiary Alico Land Development Inc. continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the operations and cash flows of Alico.
Cash flows from Financing
Alico’s Board of Directors has authorized the repurchase of up to 131,000 shares of Alico’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders.
All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until August 31, 2010 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico does not anticipate that any purchases under the Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the Shares. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, Alico may purchase an additional 59,262 shares. Alico purchased 27,968 shares in the open market at an average price of $42.76 during the fiscal year ended September 30, 2008 and 27,770 shares at an average price of $53.45 per share during the fiscal year ended August 31, 2007. No treasury purchases were made during the transition month ended September 30, 2007.
On September 3, 2008 Alico converted $50.0 million of the outstanding balance on its $175.0 million Revolving Line of Credit with Farm Credit of Southwest Florida to a 10 year term loan bearing a fixed interest rate of 6.79% with equal payments of principal and interest of $1.7 million per quarter until maturity. The Board’s decision to fix the interest rate on a portion of its borrowings was part of its risk management program. The new term loan is cross collateralized with Alico’s Revolving line of Credit and contains identical covenants. Alico is currently in compliance with all the covenants under its loan agreements and expects to remain so for the foreseeable future.
Alico paid quarterly dividends of $0.275 per share on October 15, 2007, January 15, 2008, May 16, 2008, August 15, 2008 and November 15, 2008. At its meeting on October 31, 2008, the Board of Directors declared a quarterly dividend of $0.275 per share payable to stockholders of record as of January 30, 2009 with payment expected on or around February 15, 2009. The Board will continue to assess financial condition, compliance with debt covenants, and earnings of Alico in determining its dividend policy.

Results from Operations
Summary of results (in thousands):

	Year Ended	Month Ended	Year Ended
	September 30,	September 30,	August 31,
	2008	2007	2007	2006

Operating revenue	$116,382	$758	$132,005	$74,164
Gross profit (loss)	14,057	(69)	29,685	16,252
General & administrative expenses	11,478	815	12,727	10,901
Profit (loss) from continuing operations	2,579	(884)	16,958	5,351
Profit on sale of real estate	817	—	1,257	4,369
Interest and investment income	7,745	683	7,337	8,944
Interest expense	6,565	820	5,652	3,852
Other income (expense)	262	(4)	225	368
Income tax provision	$(765)	$(176)	$33,520	$7,159
Effective income tax rate	(15.8)%	17.2%	166.6%	47.2%
Net income (loss) from continuing operations	$5,603	$(849)	$(13,395)	$8,021
Alico’s agricultural operations generally combine to produce the majority of operating revenue, gross profit and income from operations. As a producer of agricultural products, Alico’s ability to control the prices it receives from its products is limited, and prices for agricultural products can be volatile. Operating results are largely dictated by market conditions. During the fiscal year ended August 31, 2007, Alico benefited from unusually high pricing for its citrus crops. Accordingly, results, including operating revenue, gross profit, profit from continuing operations and income before income taxes were higher in the fiscal year ended August 31, 2007 than those of the following and prior fiscal years.
General and Administrative
General and administrative expenses decreased by 10% for the fiscal year ended September 30, 2008 compared with the fiscal year ended August 31, 2007. The Company is aggressively seeking to further reduce general and administration expenses in fiscal year 2009 including reductions in staffing, legal fees, outside consultants and donations.
General and administrative were higher for the fiscal year ended August 31, 2007 compared with the fiscal year ended August 31, 2006 due to increased staff, Sarbanes Oxley compliance, fees incurred related to the IRS audits and depreciation.
Profit from the Sale of Real Estate
Alico through its subsidiary Alico Land Development Inc. hired a real estate professional to manage the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. Alico Land Development Inc. is also responsible for negotiating and renegotiating sales and options contracts. Proceeds from the contracts negotiated or renegotiated under the direction of the real estate department are classified as operating items, while proceeds from sales that originated prior to the establishment of the department and are not deemed to be substantially modified according to U.S. GAAP, are classified as non-operating.

Alico’s real estate revenues during the fiscal years ended September 30, 2008 and August 31, 2007 have primarily resulted from three contracts with the Ginn Companies for real estate in Lee County Florida. The Company recognized a total of $4.6 million of real estate revenue related to these contracts, for each of the fiscal years ended September 30, 2008 and August 31, 2007, of which $0.8 million and $1.3 million were classified as non-operating revenues for September 30, 2008 and August 31, 2007, respectively.
In October 2008, the three contracts were renegotiated, resulting in the Company retaking possession of two of the properties. This is expected to result in a reduction of revenue from the two previous contracts of approximately $2.6 million in fiscal year 2009.
Due to decreases in the market prices of Florida real estate, the Company evaluated several of its properties for impairment at September 30, 2008 and August 31, 2007. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that a 291 acre lakefront property in Polk County, Florida, purchased in October 2005 for $9.2 million, was impaired by approximately $1.9 million at August 31, 2007 and by an additional $1.5 million at September 30, 2008 due to declines in the Florida real estate market. The impairment losses were included as a charge to real estate operating expenses during the fiscal years ended September 30, 2008 and August 31, 2007. Alico’s remaining adjusted book basis in the property was $5.8 million at September 30, 2008.
Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the operations and cash flows of Alico.
In the first quarter of fiscal year 2006, Alico sold approximately 280 acres of citrus grove located south of LaBelle, Florida in Hendry County for $5.6 million cash for a net gain of $4.4 million. Alico has retained operating rights to the grove until residential development begins.
Provision for Income taxes
The Company’s effective tax rate is affected by IRS adjustments including penalties and interest, state income taxes, including penalties and interest, items which may be included in book income but are not taxable under current statutes, such as earnings from tax exempt bonds, items included in book expense that are not deductible under current statutes, such as lobbying expenses and non qualified retirement plans and the expiration of otherwise allowable deductions that do not meet recognition thresholds such as expired net operating loss and contribution carry forwards.
The Company expects its effective tax rate to more closely match the blended Federal and State rates for the fiscal year ending September 30, 2009, due to the final settlement of the 2000-2004 IRS audits.
Alico’s effective tax rate, excluding the IRS settlement adjustment benefit of $1.6 million was 30.5% for the fiscal year ended September 30, 2008 and differed from the expected combined Federal and State blended rate of 38% due to interest earnings on tax exempt securities. For the transition month ended September 30, 2007, the effective tax rate was 17.2% which differed from the expected combined Federal and State blended rate of 38% primarily due to the expiration of a charitable contribution carry forward.

Alico’s effective tax rate, excluding the IRS settlement adjustment of $26 million, was 39.3% for the year ended August 31, 2007, which differed from the expected combined Federal and State blended rate of 38.5% due to the expiration of charitable contribution carry forwards and an adjustment to the expected rate at which Alico expected to realize its deferred tax items. The effective tax rate, excluding the IRS settlement adjustment of $2.2 million, was 30.5% for the fiscal year ended August 31, 2006, which differed from the expected combined Federal and State blended rate of 38.5% due to the impact of earnings from tax exempt bonds.
Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.
Alico’s balance sheet has carried large amounts of cash and investments over the past several years in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri-Insurance Co., Ltd. Alico is currently working to dissolve Agri. Upon Agri’s dissolution, Alico expects to reduce its outstanding debt by utilizing a portion of its cash and marketable securities. This transaction is expected to result in lower interest earnings and expense to the Company during the fiscal year ending September 30, 2009.
Due to the recent volatility in the financial markets, Alico has continued to focus on short term, highly rated and highly liquid investments. During the fiscal year ended September 30, 2008, the average return on these investments declined considerably due to lower interest rates. The preservation of capital is a primary objective of the Company’s investment strategy; however, during the fiscal year ended September 30, 2008, the Company was unable to liquidate several auction rate securities, having a total face value of $5.9 million. Several of these securities were called subsequent to the balance sheet date. The remaining securities are highly rated and continue to pay interest, but absent an observable market for the securities, Alico analyzed each security based on call dates and provisions, bond ratings, prevailing interest rates, and broker expectations. As a result of these evaluations, Alico determined that one $3.0 million bond was impaired. An adjustment of $120 thousand was recognized for the fiscal year ended September 30, 2008 as a temporary impairment at September 30, 2008 and charged to other comprehensive income based on the present value of the expected cash flows. The impaired security was classified as a non-current investment at September 30, 2008. In addition $1.2 million of the remaining auction rate securities were classified as non-current assets at September 30, 2008 at face value, based on the conclusions reached by the Company’s evaluation.
Interest income for the fiscal year ended August 31, 2007 was $7.3 million compared with $8.9 million in the fiscal year ended August 31, 2006. In accordance with guidelines established by Alico’s Board of Directors, Alico restructured its investment portfolio during the first quarter of fiscal year 2006, focusing on high quality fixed income securities with original maturities of less than 12 months. These sales resulted in a net realized gain of $3.3 million in fiscal year 2006.

Interest Expense
Interest expense has continued to increase during the past three fiscal years, primarily due to higher debt levels. Alico’s outstanding debt was $137.8 million, $136.9 million and $64.0 million for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006. Alico utilized funds available under its revolving line of credit to pay $76.8 million of taxes, penalties and interest to the IRS and the State of Florida related to tax audits of the tax years 2000 — 2004. Alico has three debt agreements with Farm Credit of Southwest Florida, a $125.0 million revolving line of credit, whose interest rate is based on the London Interbank Offered Rate (LIBOR, 4.25% effective rate at September 30, 2008), a $50.0 million term loan payable over 10 years at a fixed annual interest rate of 6.79%, and a mortgage note with ratio of an interest 6.68% annually. The outstanding balances for the revolving credit line, term loan and mortgage note were $80.7 million, $50.0 million and $7.0 million, respectively at September 30, 2008.
Upon the dissolution of Agri, Alico expects to reduce its outstanding debt by utilizing a portion of its cash and marketable securities. This transaction is expected to result in lower interest expense to the Company during the fiscal year ending September 30, 2009 by both reducing the total debt outstanding and the variable interest rate, which is based on LIBOR plus a varying percentage dependent upon the debt ratio of the Company.
Operating Revenue

	Year ended	One month	Fiscal years ended
	Sept. 30,	Sept. 30,	Aug. 31,	Aug. 31,
	2008	2007 (1)	2007	2006
Revenues
Agriculture:
Bowen	$45,499	$143	$52,716	$30,869
Citrus groves	41,167	5	47,484	22,188
Sugarcane	9,671	—	9,432	8,926
Cattle	6,793	330	9,977	5,700
Vegetables	5,460	—	3,803	2,389
Sod	1,118	92	2,180	1,528
Native trees and shrubs	125	—	249	142

Agriculture operations revenue	109,833	570	125,841	71,742
Real estate activities	3,870	—	3,329	113
Land leasing and rentals	2,276	141	1,495	1,369
Mining royalties	403	47	1,340	940

Total operating revenue	$116,382	$758	$132,005	$74,164

(1)	Alico changed its fiscal year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Results for September 30, 2007 are for the one month transition period.
Operating revenues declined by 12% during the fiscal year ended September 30, 2008 when compared with the fiscal year ended August 31, 2007. The decline was primarily due to lower citrus prices realized industry wide, as well as by Alico’s Bowen and citrus grove operations.
Operating revenues are expected to decline from 2008 levels for the fiscal year ending September 30, 2009, based on preliminary price estimates for Alico’s various agricultural products.

Operating revenues increased by 77.9% to $132.0 million in the fiscal year ended August 31, 2007 compared with $74.2 million in the fiscal year ended August 31, 2006. The increase was primarily due to higher citrus prices realized by Bowen and Alico’s citrus grove operations during fiscal year 2007 and also realized throughout the citrus industry.
Gross Profit

	Year ended	One month	Fiscal years ended
	Sept. 30,	Sept. 30,	Aug. 31,	Aug. 31,
	2008	2007 (1)	2007	2006
Gross profit (loss):
Agriculture:
Bowen	$1,470	$(79)	$930	$(268)
Citrus groves	13,530	2	24,057	7,614
Sugarcane	421	—	599	360
Cattle	(2,127)	41	255	786
Vegetables	(141)	—	496	985
Sod	(1,535)	(116)	862	688
Native trees and shrubs	125	—	249	142

Gross profit from agricultural operations	11,743	(152)	27,448	10,307
Real estate activities	341	(59)	(79)	52
Land leasing and rentals	1,668	105	1,102	917
Mining royalties	305	37	1,214	940
Net casualty (recovery)	—	—	—	4,036

Gross Profit (loss)	14,057	(69)	29,685	16,252

(1)	Alico changed its fiscal year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Results for September 30, 2007 are for the one month transition period.
Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of producing the products. Because Alico’s agricultural products are commodities, Alico is not able to predict with certainty what price it will receive for its products; however, its costs are relatively fixed. During the fiscal year ended September 30, 2008, lower prices and rising production and delivery costs lowered margins on several of Alico’s agricultural operations. As a result, gross profits declined by 53% when compared with the fiscal year ended August 31, 2007.
Gross profit from agricultural operations is expected to decline below 2008 levels for the fiscal year ending September 30, 2009, based on preliminary price and cost estimates for Alico’s various agricultural products.
Gross profit for the fiscal year ended August 31, 2007 increased by 83% when compared with gross profit for the fiscal year ended August 31, 2006, due to increased gross profits from agricultural operations. This increase was primarily due to higher citrus prices and volume.

Agricultural Operations
Agricultural operations generate a large portion of Alico’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. Additionally, it is not unusual for agricultural commodities to experience wide variations in prices from year to year or from season to season. Due to a variety of factors, several of Alico’s agricultural operations generated losses during the fiscal year ended September 30, 2008. Based on initial estimates and market conditions, the Company expects overall revenue and gross profits from its agricultural operations to be lower during the fiscal year ending September 30, 2009 when compared to the fiscal year ended September 30, 2008.
Bowen
Bowen’s operations primarily consist of providing harvesting, hauling and marketing services to citrus growers and processors in the State of Florida. Additionally, Bowen purchases and resells citrus products at a modest margin. Bowen’s operations generated revenues of $45.5 million, $52.7 million and $30.9 million for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Gross profits (losses) were $1.5 million, $0.9 million and ($0.3 million) during the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006. Citrus prices declined 27% during the fiscal year ended September 30, 2008 when compared with the fiscal year ended August 31, 2007, which caused a corresponding decline in Bowen’s revenues. Despite this decline, Bowen was able to increase the margin charged for its services, and therefore increase its gross profits.
Citrus Groves
Alico’s Citrus Groves division primarily produces citrus for delivery to citrus processors. The division recorded gross revenues of $41.2 million, $47.5 million, and $22.2 million and gross profits of $13.5 million, $24.1 million and $7.6 million, for the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. Citrus prices declined 27% during the fiscal year ended September 30, 2008 when compared with the fiscal year ended August 31, 2007, which caused a corresponding decline in revenue and gross profit for the Citrus Groves division. Additionally, rising input costs (such as fuel and fertilizer), needed to produce and deliver citrus products, further eroded margins.
Hurricanes, citrus diseases and increased real estate development in the central and southern portions of Florida, where the majority of citrus in the state is produced, combined to reduce the supply of citrus during the fiscal years ended August 31, 2007 and August 31, 2006, resulting in per unit price increases for citrus products across the industry during those years. As real estate development has slowed and groves across the state have recovered from the damages caused by the hurricanes, production has slowly increased causing downward pressure on citrus prices.
Alico harvested 4.2 million, 3.5 million, and 3.3 million 90 pound equivalent boxes of citrus in the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. Alico estimates that its fiscal year 2009 crop will produce approximately 4.0 million boxes.
Alico has contracts with several citrus processors with pricing mechanisms based on a minimum price along with a price increase if market conditions exceed the minimum. Due to current market conditions and outlooks, Alico expects to receive the minimum contracted price for its citrus for the fiscal year ending September 30, 2009, which, along with the projected decline in production, is expected to cause a decline in gross citrus revenue, and a corresponding decline in gross profit.

Sugarcane
Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Sugarcane revenues were $9.7 million, $9.4 million, and $8.9 million during the fiscal years ended September 30, 2008, August 31 2007, and August 31, 2006, respectively. Sugarcane generated gross profits of $0.4 million, $0.6 million, and $0.4 million during the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. During fiscal years 2008, 2007 and 2006, approximately 381,000, 381,000, and 342,000 standard tons of sugarcane were harvested.
Florida Governor Charlie Crist has announced that the South Florida Water Management District (SFWMD) is negotiating a purchase of the land holdings of United States Sugar Corporation (USSC). USSC and its subsidiary Southern Gardens, is Alico’s largest customer accounting for approximately 21% of fiscal year 2008 operating revenue. Under the terms of the most recent proposal, USSC will retain ownership and continue operation of its sugar mill, sugar refinery and citrus plant. USSC would lease back the property sold to SFWMD for a period of seven crop cycles. At the present time, Alico is unable to assess the impact of this potential transaction on its operations. As the potential sale progresses and more details become known, Alico will continue to assess the impact, its options and strategies going forward.
Cattle
Alico’s cattle operation is primarily engaged in the production of beef cattle, feeding cattle at western feedlots and the raising of replacement heifers. Cattle revenues were $6.8 million, $10.0 million, and $5.7 million and gross profits (losses) from cattle operations were ($2.1 million), $0.3 million and $0.8 million for the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively.
During fiscal year 2007, Alico implemented a program designed to improve conception rates and reduce the supplemental feed costs of its cattle herd. The initiatives included improving Alico’s cattle pastures through fencing, grass plantings and reworking pastures where native weed growth had reduced the forage available for the cattle. These projects have been ongoing. It was believed that those projects would allow the cattle herd to be sustained to a greater degree by grazing and would reduce the amount of supplements such as corn silage needed and thereby overall feeding costs. Furthermore, the overall number of cattle on the property was reduced to allow for more grazing area per animal. In the fiscal year ended September 30, 2008, Alico reduced its breeding herd by 1,430 animals and in the fiscal year ended August 31, 2007, Alico reduced its breeding herd by approximately 2,000 animals that were identified as poor producers.
The cattle industry has typically operated on a ten year cycle as cow-calf producers expand inventories in response to profits and reduce herd sizes in response to losses. Alico’s strategy was based on reducing herd sizes during the expansion phase of the cycle and building herd size through opportunistic acquisitions during the contraction phase. Several atypical factors have combined to alter the cattle cycle in the past few years including the utilization of former pastures for corn production due to increased ethanol demand, and drought conditions in the Southeastern United States. Due to these changes, Alico is currently reevaluating its cattle strategy to determine the most profitable course of action in the current environment.

The core business of Alico’s cattle operation is the sale of calves through western feedlots to meat packing facilities, or if advantageous, to third parties directly from the ranch. Due to a severe drought during fiscal year 2007, the stress effect of prior hurricanes on the cattle herd, and the aforementioned herd reduction, calf births have declined over the past several years, totaling 7,763 during the fiscal year ended September 30, 2008, 8,488 during the fiscal year ended August 31, 2007 and 9,029 during the fiscal year ended August 31, 2006. The reduced number of births has resulted in increased unit costs to calves. Additionally, rising corn prices caused by increased demand for ethanol production have caused feeding costs to increase. These factors have combined causing overall profit margins to decline over the affected fiscal years. During the fiscal year ended September 30, 2008, Alico wrote down its cattle inventories by $2.3 million to their net realizable value.
Vegetables
In the fiscal year ended August 31, 2006, in an effort to diversify its agricultural operations, Alico began growing vegetables. During the fiscal year ended September 30 2008, Alico harvested 356,591 crates of corn from 944 acres and 149,478 bushels of beans from 909 acres. In fiscal year 2007, Alico harvested 218,063 crates of corn from 809 acres and 124,642 bushels of beans from 878 acres. During fiscal year 2006, Alico harvested 119,000 crates from 500 acres of sweet corn and 77,000 bushels of green beans from 500 acres.
Revenues from the sale of vegetables were $5.5 million, $3.8 million and $2.4 million for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Gross profits (losses) from the vegetable division were ($0.1 million), $0.5 million and $1.0 million over the same periods. Although the Company harvested more vegetables in the current year, adverse weather conditions combined with less favorable prices and rising production costs have caused vegetable performance to decline over the past two fiscal years, when compared with the prior years.
Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC a joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. The Company is currently working to dissolve the joint venture and distribute the remaining assets equitably among the members. Losses attributable to the joint venture of $0.7 million have been included with the results of the vegetable division. The Company has accounted for the joint venture under the equity method.
Sod
Alico is also engaged in the cultivation and sale of sod for landscaping purposes. Alico harvested approximately 44.8 million, 64.4 million, and 28.5 million square feet of sod in the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Alico produces two varieties of sod, Floratam and Bahia. Floratam is a lush grass that is well suited for manicured lawns. Floratam has fallen into recent disfavor due to its lack of drought tolerance, and increasing restrictions on lawn watering in south and central Florida. Prior to fiscal year 2008, Alico had been expanding its cultivation of Floratam sod. Continued slowdowns in the housing market have caused the demand for Floratam sod to decline substantially. As a result, the Company has abandoned its Floratam inventories, taking write offs of $1.3 million during the fiscal year ended September 30, 2008. Alico has no immediate plans to resume its cultivation of Floratam sod.

Bahia is a native grass to Florida and is tolerant of both wet and dry conditions. It is commonly used for roadsides and medians, as well as pasture forage and lawns. Demand for Bahia sod, although somewhat decreased, remained strong during the fiscal year ended September 30, 2008, accounting for 95% of the total sod volume sold during the fiscal year ended September 30, 2008. While the demand for Bahia sod also declined in the fiscal year ended September 30, 2008, the decline was not as dramatic as the decline in demand for Floratam.
Sod revenues were $1.1 million, $2.2 million and $1.5 million for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Gross profits (losses) from the sod division were ($1.5 million), $0.9 million and $0.7 million over the same periods. The lack of demand for Floratam, as discussed above, caused sod revenue and gross profit to decline for the fiscal year ended September 30, 2008, when compared with the fiscal year ended August 31, 2007. Due to increasing sales of Bahia, revenue and gross profits were higher for the fiscal year ended August 31, 2007 when compared with the fiscal year ended August 31, 2006.
Non Agricultural Operations
Land leasing and rentals
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $2.3 million, $1.5 million and $1.4 million during the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively, generating gross profits of $1.7 million, $1.1 million, and $0.9 million. Alico plans to increase its leasing activities as opportunity allows.
Mining royalties
Gross revenues from mining royalties were $0.4 million, $1.3 million and $0.9 million for fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. Gross profit from the sale of rock products and sand were $0.3 million, $1.2 million and $0.9 million during the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively.
During fiscal years ended August 31, 2007 and August 31, 2006, the Company continued to receive royalties from a rock mine located in Lee County, Florida. Mining operations ceased at the site during the fiscal year ended August 31, 2007, which caused both revenue and profit from mining operations to decrease during the fiscal year ended September 30, 2008. The rock royalties realized during the fiscal year ended September 30, 2008 were from a 526 acre mine site in Glades County, Florida. As construction in southwest Florida has slowed, so has the demand for mining products. Nevertheless, the Company believes that the proximity of its mining operations and the lack of alternative sites within the industry due to regulatory constraints, indicate that the longer term prospects for mining are favorable. To this end, Alico through its subsidiary Alico Land Development, Inc. is currently seeking permits for rock mines on two additional sites.

Discontinued Operations
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. Alico Plant World generated revenues of $2.6 million, $2.8 million and $3.3 million during the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Plant World’s operations generated losses of $1.6 million, $0.5 million and $2.0 million in the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Alico Plant World generated losses net of taxes of $0.9 million or $0.12 per share for the fiscal year ended September 30, 2008, $0.2 million or $0.03 per share for the fiscal year ended August 31, 2007 and $1.3 million or $0.18 per share during the fiscal year ended August 31, 2006. The Company is currently leasing the Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Alico Plant World’s operations and equipment sales have been reported as discontinued operations.
The Company began dissolution of its Agri-Insurance subsidiary during the third quarter of fiscal year 2008. The effect of the dissolutions will be to transfer the assets of Agri Insurance to Alico, Inc. and its subsidiaries. The expected costs of dissolution are not estimated to be material to the Company.
Changes in Officers
John R. Alexander, the Company’s Chairman, retired as Chief Executive Officer on June 30, 2008. The Board of Directors appointed Dan L. Gunter as Chief Executive Officer on July 1, 2008. Mr. Gunter had previously served as the Company’s President and Chief Operating Officer since April 2006. Mr. Alexander will continue in his role as Chairman of the Board of Directors. As per the terms of a restricted stock grant in October 2006, 12,000 previously unvested shares vested upon Mr. Alexander’s retirement. The Company recognized compensation expense of $453 thousand for the fiscal year ended September 30, 2008 in association with the vesting. Additionally, the Company entered into a Transition, Severance, Consulting and Non-Compete agreement with Mr. Alexander effective July 1, 2008, the terms of which are more fully described in the Company’s Form 8-K filed on June 30, 2008.
Dan L. Gunter resigned as Chief Executive Officer effective November 17, 2008. Mr. Gunter had been granted 20,000 shares of restricted stock in April 2006 which were to vest 20% in April 2010, and 20% per year afterwards, until fully vested. The Company had been recognizing compensation expense related to the grants. Upon Mr. Gunter’s departure, the grants were forfeited, causing the Company to recover $424 thousand of previous compensation related to the grants. Mr. Gunter also executed a Transition, Severance, Consulting and Non-Compete agreement with Alico effective November 21, 2008, the terms of which are more fully described in the Company’s Form 8-K filed on November 21, 2008.
The Board of Directors appointed Steven M. Smith as the President and Principal Executive Officer on November 17, 2008. Mr. Smith had formerly served as Alico’s Senior Vice-President of Agriculture Operations since November 2006, and as the Company’s Citrus Division Vice President from 1996 to 2006. Details concerning Mr. Smith’s compensation arrangements are described in the Company’s Form 8-K filed on November 21, 2008.

Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $10.9 million at September 30, 2008. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $1.8 million at September 30, 2008, for which a purchaser had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year 2010.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico-J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for 50% of five-year equipment leases to the joint venture. The Company’s maximum total remaining unpaid obligations under these leases was $0.5 million at September 30, 2008. The Company expects the lease obligations to be transferred solely to J&J Farms. Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC.
Disclosure of Contractual Obligations
The contractual obligations of Alico at September 30, 2008 are set forth in the table below:

	Payments due by Period
		Less than	1 - 3	3 - 5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$137,758	$5,470	$91,222	$11,614	$29,452
Expected interest on debt	29,394	7,109	12,578	4,794	4,913
Commissions	2,705	139	250	1,000	1,316
Citrus purchase contracts	10,901	8,855	2,046	—	—
Retirement benefits	4,532	381	792	779	2,580
Equipment additions	99	99	—	—	—
Consulting contracts	1,043	638	405	—	—
Leases — operating	457	207	250	—	—

Total	$186,889	$22,898	$107,543	$18,187	$38,261

Critical Accounting Policies and Estimates
The preparation of Alico’s financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
Net Realizable Value - Alico records inventory at the lower of cost or net realizable value. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity, observable prices, estimated completion costs and other relevant factors that may affect the net realizable value.
Revenue Recognition - Revenue from agricultural crops is recognized at the time the crop is harvested. Based on fruit buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of revenue accruals quarterly. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific commodity markets become available.
For sales made through Bowen, Alico applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Alico’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit; in these transactions, Bowen (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, Bowen recognizes revenues based on the gross amounts due from customers.
In recognizing revenue from land sales, Alico follows the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.
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

Impairment of Marketable Securities - Alico values its marketable securities based on unadjusted quoted prices in active markets for securities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.
When Quoted prices for the specific securities are not available, Alico uses inputs that are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar securities in active markets; (b) Quoted prices for identical or similar securities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or are among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); (c) Inputs other than quoted prices that are observable for the security (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayments speeds, loss severities, credit risks, and default rates); and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Unobservable inputs for a security are used to determine fair value only when observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances, which include Alico’s own data and assumptions that market participants would use in pricing the security.
Unrealized gains and losses determined to be temporary are recorded as other comprehensive income, net of related deferred taxes, until realized. Unrealized losses determined to be other than temporary are recognized in the period the determination is made.
Impairment of Long-Lived Assets - Alico evaluates property, improvements, buildings, equipment and other long lived assets for impairment when events or changes in circumstances indicate that the carrying value of assets contained in Alico’s financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). Alico recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.
Defined Benefit Retirement Plans - Alico maintains a non-qualified defined benefit deferred compensation plan, for key employees. Although the general assets of Alico are used to fund the plan, Alico has purchased life insurance policies on the covered employees to help fund the plan liabilities. The investments held by these life insurance policies are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions — discount rate and expected return on assets — are important elements of plan expense and asset/liability measurement. Alico evaluates these assumptions annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated annually and are updated to reflect Alico’s experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The discount rate enables Alico to state expected future cash flows at a present value on the measurement date. In determining the discount rate, Alico utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments and rates published by the Pension Benefit Guaranty Corporation (PBGC). At September 30, 2008, the discount rate used to compute Alico’s defined benefit deferred compensation plan was 5.775%.

Income Taxes - Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. Alico regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Alico’s exposure to market rate risk and changes in interest rates relate primarily to its investment portfolio, mortgage notes receivable and Revolving Line of Credit. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and provides for the safety and preservation of invested funds by limiting default, market and reinvestment risk. Alico classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks.
The table below presents the costs and estimated fair value of the investment portfolio at September 30, 2008:

		Estimated
	Cost	Fair Value
Marketable Securities and Short-term Investments (1)

Fixed Rate	$18,922	$18,902
Variable Rate	$9,575	$9,445

(1)	See definition in Notes 1 and 2 in Notes to Consolidated Financial Statements.

The aggregate fair value of investments in debt instruments (net of mutual funds of $1,325) as of September 30, 2008, by contractual maturity date, consisted of the following:

Aggregate
Fair
Values

Due in one year or less	$15,227
Due between one and five years	4,815
Due between five and ten years	1,000
Due thereafter	5,980

Total	$27,022

Fixed rate securities tend to decline with market rate interest increases. Variable rate securities are generally affected more by general market expectations and conditions. A 1% change in interest rates on Alico’s portfolio would impact Alico’s annual interest revenue by approximately $636 thousand. Additionally, Alico has debt with interest rates that vary with LIBOR. A 1% increase in this rate would impact Alico’s annual interest expense by approximately $807 thousand based on Alico’s outstanding debt under these agreements at September 30, 2008.
A 1% change in the LIBOR would impact Alico’s interest revenue from its mortgage notes receivable by approximately $541 thousand.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
Alico, Inc.
We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2008 and August 31, 2007, and for the one month transitional period ended September 30, 2007. These financial statements are the responsibility of Alico’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years ended September 30, 2008 and August 31, 2007, and for the one month transitional period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 15, 2008 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Orlando, Florida
December 15, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alico, Inc.

We have audited Alico, Inc. and Subsidiaries internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2008 and August 31, 2007 and for the one month transitional period ended September 30, 2007 and our report dated December 15, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Orlando, Florida
December 15, 2008

Report of Independent Registered Certified Public Accounting Firm
To the Stockholders and Board of Directors of
     Alico, Inc. and Subsidiaries
We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended August 31, 2006 of Alico, Inc. and Subsidiaries. These financial statements are the responsibility of Alico’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Alico, Inc. and Subsidiaries, and their cash flows for the year ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Tedder, James, Worden & Associates, P.A.
Orlando, Florida
November 17, 2006

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$54,370	$31,599
Marketable securities available for sale	24,267	46,511
Accounts receivable, net	5,394	15,126
Federal income tax receivable	6,388	5,696
Mortgages and notes receivable	2,830	3,832
Inventories	27,451	27,232
Deferred tax asset	1,507	2,661
Other current assets	923	2,719

Total current assets	123,130	135,376

Other assets:

Mortgages and notes receivable, net of current portion	4,774	6,688
Investments, marketable securities available for sale and deposits	6,975	3,875
Deferred tax asset	6,056	3,208
Cash surrender value of life insurance, designated	7,585	7,656

Total other assets	25,390	21,427

Property, buildings and equipment	181,429	178,968
Less accumulated depreciation	(56,017)	(50,422)

Net property, buildings and equipment	125,412	128,546

Total assets	$273,932	$285,349

(Continued)

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2008	2007
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,847	$1,943
State income taxes payable	281	9,114
Current portion of notes payable	5,470	1,350
Accrued expenses	3,372	4,425
Dividends payable	2,027	4,048
Accrued ad valorem taxes	2,270	2,105
Other current liabilities	2,933	2,153

Total current liabilities	18,200	25,138

Notes payable, net of current portion	132,288	134,534
Deferred retirement benefits, net of current portion	4,151	4,466
Commissions and deposits payable	3,800	4,265

Total liabilities	158,439	168,403

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000 shares; issued, none	—	—
Common stock, $1 par value. Authorized 15,000 shares; issued 7,376 shares; outstanding 7,374 in 2008 and 7,357 in 2007	7,376	7,376
Additional paid in capital	9,474	10,199
Treasury stock, at cost	(64)	(891)
Accumulated other comprehensive (loss) income	(92)	49
Retained earnings	98,799	100,213

Total stockholders’ equity	115,493	116,946

Total liabilities and stockholders’ equity	$273,932	$285,349

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

		One Month
	Year Ended	Ended	Year Ended	Year Ended
	Sept. 30, 2008	Sept. 30, 2007	Aug. 31, 2007	Aug. 31, 2006
Operating revenue
Agricultural operations	$109,833	$570	$125,841	$71,742
Non-agricultural operations	2,679	188	2,835	2,309
Real estate operations	3,870	—	3,329	113

Total operating revenue	116,382	758	132,005	74,164

Operating expenses
Agricultural operations	98,090	722	98,393	61,435
Non-agricultural operations	706	46	519	452
Real estate operations	3,529	59	3,408	61
Net casualty (recovery)	—	—	—	(4,036)

Total operating expenses	102,325	827	102,320	57,912

Gross profit (loss)	14,057	(69)	29,685	16,252
Corporate general and administrative	11,478	815	12,727	10,901

Profit (loss) from continuing operations	2,579	(884)	16,958	5,351

Other income (expenses):
Profit on sales of bulk real estate:
Sales	817	—	1,434	5,761
Cost of sales	—	—	(177)	(1,392)

Profit on sales of bulk real estate, net	817	—	1,257	4,369
Interest & investment income	7,745	683	7,337	8,944
Interest expense	(6,565)	(820)	(5,652)	(3,852)
Other	262	(4)	225	368

Total other income, (expense) net	2,259	(141)	3,167	9,829

Income (loss) from continuing operations before income taxes	4,838	(1,025)	20,125	15,180
(Benefit from) Provisions for income taxes	(765)	(176)	33,520	7,159

Income (loss) from continuing operations	5,603	(849)	(13,395)	8,021
(Loss) income from discontinued operations, net of taxes	(890)	169	(295)	(1,230)

Net (loss) income	$4,713	$(680)	$(13,690)	$6,791

Weighted-average number of shares outstanding	7,367	7,358	7,369	7,368

Weighted-average number of shares outstanding assuming dilution	7,385	7,358	7,369	7,379

Per share amounts- income (loss) from continuing operations:
Basic	$0.76	$(0.12)	$(1.82)	$1.09
Diluted	$0.76	$(0.12)	$(1.82)	$1.09
Per share amounts- net income (loss)
Basic	$0.64	$(0.09)	$(1.86)	$0.92
Diluted	$0.64	$(0.09)	$(1.86)	$0.92
Dividends	$1.10	$0.28	$1.10	$1.03
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

					Accumulated
	Common Stock		Additional	Treasury	Other
	Shares		Paid in	Stock	Comprehensive	Retained
	Issued	Amount	Capital	at cost	Income (loss)	Earnings	Total
Restated Balances, August 31, 2005	7,369	7,369	9,183		2,195	125,914	144,661
Comprehensive income:
Net income	—	—	—	—	—	6,791	6,791
Unrealized losses on securities, net of taxes of $408 and reclassification adjustment	—	—	—	—	(2,224)	—	(2,224)

Total comprehensive income:							4,567
Dividends	—	—	—	—	—	(7,556)	(7,556)
Treasury Stock Purchased	—	—	—	(763)	—	—	(763)
Stock based compensation
- Directors	—	—	52	476	—	—	528
Employee:
Stock options exercised	7	7	127	—	—	—	134
Stock based compensation	—	—	329	—	—	—	329

Balances, August 31, 2006	7,376	$7,376	$9,691	$(287)	$(29)	$125,149	$141,900

Comprehensive income:
Net loss	—	—	—		—	(13,690)	(13,690)
Unrealized losses on securities, net of taxes of $39 and reclassification adjustment	—	—	—	—	74	—	74

Total comprehensive income:							(13,616)
Dividends	—	—	—	—	—	(8,106)	(8,106)
Treasury Stock Purchased	—	—	—	(1,484)	—	—	(1,484)
Stock based compensation
- Directors	—	—	37	478	—	—	515
Employee:
Stock options exercised	—	—	(39)	55	—	—	16
Stock based compensation	—	—	480	192	—	—	672

Balances, August 31, 2007	7,376	$7,376	$10,169	$(1,046)	$45	$103,353	$119,897

Comprehensive income:
Net loss	—	—	—		—	(680)	(680)
Liability- Uncertain Tax Positions	—	—	—	—	—	(436)	(436)
Unrealized gain on securities, net of taxes of $1 and reclassification adjustment	—	—	—	—	4	—	4

Total comprehensive loss:							(1,112)
Dividends	—	—	—	—	—	(2,024)	(2,024)
Treasury Stock Purchased
Stock based compensation
- Directors	—	—	(6)	155	—	—	149
Employee:
Stock options exercised	—	—	—	—	—	—	—
Stock based compensation	—	—	36	—	—	—	36

Balances, September 30, 2007	7,376	$7,376	$10,199	$(891)	$49	$100,213	$116,946

Comprehensive income:
Net income	—	—	—	—	—	4,713	4,713
Unrealized losses on securities, net of taxes of $87 and reclassification adjustment	—	—	—	—	(141)	—	(141)

							4,572
Total comprehensive income:
Dividends	—	—	—	—	—	(6,127)	(6,127)
Treasury Stock Purchased	—	—	—	(1,196)	—		(1,196)
Stock based compensation
- Directors	—	—	(114)	567	—		453
Employee:
Stock options exercised	—	—	(80)	111	—	—	31
Stock based compensation	—	—	(531)	1,345	—	—	814

Balances, September 30, 2008	7,376	$7,376	$9,474	$(64)	$(92)	$98,799	$115,493

		One Month
	Fiscal Year	Sept. 30,	Fiscal Year
	2008	2007	2007	2006
Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during the period	(209)	27	62	(29)
Less: reclassification adjustment for realized gain (loss) included in net income	(68)	23	(12)	2,195

Net unrealized (losses) gains on securities	(141)	4	74	(2,224)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		One Month
	Year Ended	Ended	Year Ended
	Sept. 30,	Sept. 30,	August 31,
	2008	2007	2007	2006

Increase (Decrease) in Cash and Cash equivalents:
Cash flows from operating activities:
Net income (loss)	$4,713	$(680)	$(13,690)	$6,791
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation & amortization	8,317	707	8,770	8,590
Gain on breeding herd sales	(38)	(36)	(529)	(162)
Deferred income tax expense, net	(1,694)	(204)	(21,255)	883
Deferred retirement benefits	(276)	(74)	(1,186)	245
Net gain on sale of marketable securities	(63)	—	(31)	(3,254)
Loss on sale of property and equipment	668	—	(20)	861
Fixed asset impairments	1,599	—	2,028	—
Loss from non consolidated joint venture	653	—	57	—
Gain on real estate sales	(817)	(93)	(1,257)	(4,369)
Stock based compensation	1,267	185	1,187	857
Imputed interest on mortgage note receivable	—	—	—	(2,891)
Cash provided by (used for) changes in:
Accounts receivable	8,809	890	(7,149)	2,323
Inventories	(219)	(2,018)	(669)	(4,159)
Other assets	547	(321)	(163)	(1,585)
Accounts payable & accrued expenses	(169)	(192)	(756)	719
Income taxes payable/receivable	(9,525)	83	2,031	1,304
Other non-current liability	—	—	(20,293)	3,339

Net cash provided by (used for) operating activities	13,772	(1,753)	(52,925)	9,492

Cash flows from investing activities:
Increase in land inventories	—	—	—	(793)
Real Estate deposits and accrued commissions	100	—	1,622	6,811
Purchases of property and equipment	(6,130)	(293)	(9,138)	(33,172)
Sale (purchase) of other investments	37	—	(878)	—
Proceeds from disposals of property and equipment	1,511	90	1,652	1,092
Proceeds from sale of real estate	—	—	—	5,555
Purchases of marketable securities and investments	(46,863)	(1,574)	(54,882)	(92,583)
Proceeds from sales of marketable securities	64,949	1,309	58,823	109,992
Collection of mortgages and notes receivable	2,830	—	2,173	632

Net cash provided by (used for) investing activities	$16,434	$(468)	$(628)	$(2,466)

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		One Month
	Year Ended	Ended	Year Ended
	Sept. 30,	Sept. 30,	August 31,
	2008	2007	2007	2006

Cash flows from financing activities:
Proceeds from exercise of stock options	$31	$—	$16	$134
Treasury stock purchases	(1,196)	—	(1,484)	(763)
Proceeds from notes payable	42,040	1,101	95,959	65,814
Principal payment of notes payable	(40,166)	(2,106)	(23,072)	(53,160)
Dividends paid	(8,144)	—	(8,106)	(7,370)

Net cash provided by (used for) financing activities	(7,435)	(1,005)	63,313	4,655

Net increase (decrease) in cash and cash equivalents	22,771	(3,226)	9,760	11,681

Cash and cash equivalents:
At beginning of year	31,599	34,825	25,065	13,384

At end of year	$54,370	$31,599	$34,825	$25,065

Supplemental disclosures of cash flow information:

Cash paid for interest, net of amount capitalized	$8,182	$43	$5,077	$3,576

Cash paid for income taxes, including related interest	$10,579	$—	$72,818	$1,803

Non-cash investing activities:

Reclassification of breeding herd to Property & Equipment	$458	$—	$594	$516

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2008 and 2007,
and for the years ended September 30, 2008, August 31, 2007 and 2006 and the one month transition period ended September 30, 2007
(in thousands except for unit data)
(1) Summary of Significant Accounting Policies
Change in Fiscal Year
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change is effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and ended September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. This Form 10-K includes the audited results as of September 30, 2008 and 2007 and for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, as well as audited results for the one month transition period ended September 30, 2007.
(a) Basis of Consolidated Financial Statement Presentation
The consolidated financial statements include the accounts of Alico, Inc. (Alico) and its wholly owned subsidiaries, Alico Land Development Company (formally known as Saddlebag Lake Resorts, Inc.), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (Bowen) (collectively referred to as the “Company”), after elimination of all significant intercompany balances and transactions.
(b) Revenue Recognition
Revenue from agricultural crops is recognized at the time the crop is harvested and delivered to the customer. Based on buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of the revenue accruals quarterly. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenue can be significant, and can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused Alico to recognize additional revenue from the prior years’ crops totaling $527 thousand, $537 thousand, and $838 thousand, during the fiscal years ended September 30, 2008, August 31 2007 and August 31, 2006, respectively. No additional revenue was recognized during the transition period ended September 30, 2007. Beyond the citrus revenue adjustments discussed above, no material adjustments were noted to the reported revenues of Alico’s crops for any of the periods covered by this report.
Alico recognizes revenue from cattle sales at the time the cattle are sold. Alico recognizes revenue from the sale of vegetables and sod at the time of harvest and delivery to the customer.
For sales made through Bowen, Alico applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Alico’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit; in these transactions, Bowen (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Due to the aforementioned factors, Bowen recognizes revenue based on the gross amounts due from customers.

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
Alico values its marketable securities based on unadjusted quoted prices in active markets for securities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

When direct quotations are not available, Alico utilizes inputs that are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar securities in active markets; (b) Quoted prices for identical or similar securities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or are among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); (c) Inputs other than quoted prices that are observable for the security (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayments speeds, loss severities, credit risks, and default rates); and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Unobservable inputs for a security are used to determine fair value only when observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances, which include Alico’s own data and assumptions that market participants would use in pricing the security.
(e) Inventories
The costs of growing crops are capitalized into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of expenses with the related revenue earned.
Alico states its inventories at the lower of cost or net realizable value. The cost for unharvested citrus and sugarcane crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale.
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
(g) Accounts receivable
Accounts receivable are generated from the sale of citrus, sugarcane, sod, cattle, vegetables, plants and other transactions. Alico provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s account.

(h) Property, Buildings and Equipment
Property, buildings and equipment are stated at cost. All costs related to the development of citrus groves, through planting, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, etc. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs, except for land excavation, become the depreciable basis of a grove and are depreciated over 25 years.
Development costs for sugarcane are capitalized the same as citrus. However, sugarcane matures in one year and Alico is able to harvest an average of 3 crops (1 per year) from one planting. As a result, cultivation/caretaking costs are expensed as the crop is harvested, while the appropriate development and planting costs are depreciated over 3 years.
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
Alico accounts for long-lived assets in accordance with the provisions of (Statement of Financial Accountant Standards) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(i) Investments and Deposits
Investments primarily include stock owned in agricultural cooperatives, marketable debt securities for which a ready market is not available, and loan origination fees. Marketable debt securities are valued as discussed in item 1(d) of the Summary of Significant Accounting Policies. Investments in stock related to agricultural coops and deposits are carried at cost except for loan origination fees that are being amortized over the life of the loan. Alico uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire stock ownership as a condition for the use of its services.

During fiscal year 2006, Alico entered into and later amended a Credit Facility with a commercial bank for a $175.0 million line of credit which matures on August 1, 2011. During 2008, Alico converted $50.0 million of the outstanding balance on its $175.0 million line of credit to a 10 year term loan. Loan origination and other related fees included as investments and deposits were $376 thousand, and $535 thousand at September 30, 2008, and September 30, 2007, respectively and are being amortized over the life of the Credit Facility. The amortization expense was $189 thousand, $189 thousand and $124 thousand for fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. The amortization expense was $16 thousand for the one month transition period ended September 30, 2007.
(j) Income Taxes
Alico accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Alico includes interest and penalties from taxing authorities as a component of income tax expense.
(k) Net Earnings per Share
Outstanding stock options and restricted stock shares represent the only dilutive effects reflected in the computation of weighted average shares outstanding assuming dilution. There were no stock options issued that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share, assuming dilution.
(l) Cash Flows
For purposes of the cash flows, cash and cash equivalents include cash on hand and investments with an active market and an original maturity of less than three months.
At various times throughout the year, and at September 30, 2008, some deposits held at financial institutions were in excess of federally insured limits. However, Alico places its cash deposits with high quality financial institutions and believes it is not exposed to significant credit risk with these accounts.
(m) Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate. The valuation of Alico’s inventories, the estimated market values used for impairment evaluations, the collectibility of accounts and notes receivable and the recognition of citrus and sugarcane revenues are some of the more significant estimates made by Management.

(n) Fair Value of Financial Instruments and Accruals
The carrying amounts in the consolidated balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. Where stated interest rates are below market, Alico has discounted mortgage notes receivable to reflect their estimated fair market value. Alico carries its marketable securities available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.
(o) Accumulated Other Comprehensive Income (Loss)
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
(p) Stock-Based Compensation
Alico measures and recognizes compensation cost at fair value for all share-based payments, including stock options and restricted share awards. Stock-based compensation recognized for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006 was approximately $429 thousand, $672 thousand and $329 thousand, and was included in general and administrative expenses in the consolidated statements of operations. Stock based compensation recognized during the one month transition period ended September 30, 2007 was $37 thousand. This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of September 30, 2008. For further information concerning stock based compensation, please see Note 7 to the consolidated financial statements.
(q) Reclassifications
Certain amounts from 2007 and 2006 have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on working capital net income, stockholders’ equity or cash flows as previously reported.
(r) Major customers
For the fiscal year ended September 30, 2008, Alico’s largest customer accounted for 21% of operating revenue. Alico’s largest customer is United States Sugar Corporation (USSC), for whom Alico grows raw sugarcane. Since the inception of its sugarcane program in 1988, Alico has sold 100% of its product through a pooling agreement with USSC, a local Florida sugar mill. Additionally, Alico sells citrus to Southern Gardens, a wholly owned subsidiary of USSC. These marketing arrangements involve marketing pools which allow the contracting party to market Alico’s product in conjunction with the product of other entities in the pool and pay Alico a proportionate share of the resulting revenue from the sale of the entire pooled product. While Alico believes that it can replace the citrus processing portion of the contract with other customers, it may not be able to do so quickly and the results may not be as favorable as the current contracts.
Florida Governor Charlie Crist has announced that the South Florida Water Management District (SFWMD) is negotiating a purchase of the land holdings of USSC. Under the terms of the most recent proposal, USSC will retain ownership and continue operation of its sugar mill, sugar refinery and citrus plant. USSC would lease back the property sold to SFWMD for a period of seven crop cycles. Based on current information, Alico is unable to assess the impact of this potential transaction on its operations. As the potential sale progresses and more details become known, Alico will continue to assess its options and strategies going forward.

Details concerning the sales and receivables from USSC and Alico’s other major customers are as follows as of and for the fiscal years ended:

	Accounts receivable		Revenues
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Aug 31, 2007	Aug 31, 2006
USSC	$2,373	$1,497	$9,671	$9,432	$8,926
Southern Garndens	$2,373	$4,288	$15,041	$19,517	$2,133
Cutrale Citurs Juices	$—	$—	$21,162	$6,345	$1,748
Florida Orange Marketers	$—	$—	$13,396	$7,305	$1,394
Citrosuco North American, Inc.	$—	$—	$13,336	$8,297	$1,451
There was no revenue from these customers during the September, 2007 one month transition period.

(2) Marketable Securities Available for Sale
Alico has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at fair value. Unrealized gains and losses determined to be temporary are recorded as other comprehensive income, net of related deferred taxes, until realized. Unrealized losses determined to be other than temporary are recognized in the period the determination is made.
The cost and estimated fair values of marketable securities available for sale at September 30, 2008 and 2007 were as follows:

	2008				2007
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Debt securities

Municipal bonds	$23,493	$3	$(150)	$23,346	$29,213	$23	$(2)	$29,234
Mutual funds	1,325	—	—	1,325	2,000	—	—	2,000
Fixed maturity funds	3,529	7	—	3,536	12,569	49	(2)	12,616
Corporate bonds	150	—	(10)	140	2,670	—	(9)	2,661

Total	$28,497	$10	$(160)	$28,347	$46,452	$72	$(13)	$46,511

Marketable securities available for sale				24,267				46,511

Investment-non current, included in investments and deposits				$4,080				$—

The aggregate fair value of investments in debt securities (net of mutual funds of $1,325) as of September 30, 2008 by contractual maturity date, consisted of the following:

Aggregate
Fair Value

Due in one year or less	$15,227
Due between one and five years	4,815
Due between five and ten years	1,000
Due thereafter	5,980

Total	$27,022

Realized gains and losses on the disposition of securities were as follows:

	Year Ended	Month Ended	Year Ended
	Sept. 30,	Sept. 30,	August 31,
	2008	2007	2007	2006

Realized gains	$45	$—	$71	$4,962
Realized losses	(9)	—	(40)	(1,708)

Net	$36	$—	$31	$3,254

In evaluating whether a security was other than temporarily impaired, Alico considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security and the overall environment of the financial markets. The following table shows the gross unrealized losses and fair value of Alico’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$14,961	$150	$—	$—	$14,961	$150
Corporate bonds	$—	—	140	10	140	10

Total	$14,961	$150	$140	$10	$15,101	$160

Due to the recent volatility in the financial markets, Alico has continued to focus on short term, highly rated and highly liquid investments. During the fiscal year ended September 30, 2008, the average return on these investments declined considerably due to lower interest rates. The preservation of capital is a primary objective of the Company’s investment strategy; however, during the fiscal year ended September 30, 2008, the Company was unable to liquidate several auction rate securities, having a total face value of $5.9 million. Several of these securities were called subsequent to the balance sheet date. The remaining securities are highly rated and continue to pay interest, but absent an observable market for the security, Alico analyzed each security based on call dates and provisions, bond ratings, prevailing interest rates, and broker expectations. As a result of these evaluations, Alico determined that one $3.0 million municipal bond was impaired. An unrealized loss of $120 thousand was recognized for the fiscal year ended September 30, 2008 as a temporary impairment at September 30, 2008 and charged to other comprehensive income. The impaired security was classified as a non-current investment at September 30, 2008. In addition $1.2 million of the remaining auction rate securities were classified as non-current assets at September 30, 2008 at face value, based on the conclusions reached by the Company’s evaluation.
Debt instruments and funds. The unrealized losses on municipal bonds, fixed maturity funds and corporate bonds were primarily due to changes in interest rates. At September 30, 2008 Alico held loss positions in 25 government backed bonds and 1 corporate bond position. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because Alico has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Alico does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of September 30, 2008.

(3) Mortgages and Notes Receivable
Mortgage and notes receivable arose from real estate and other property sales. The balances are as follows:

	September 30,
	2008	2007

Mortgage notes receivable on retail land sales	$205	$299
Mortgage notes receivable on bulk land sales	54,108	65,963
Other notes receivable	90	—

Total mortgages and notes receivable	54,403	66,262
Less: Deferred revenue	(46,793)	(53,253)
Discount on note to impute market interest	(6)	(2,489)
Current portion	(2,830)	(3,832)

Non-current portion	$4,774	$6,688

Maturities of the mortgages and notes receivable are as follows:

Due within 1 year	$2,830
Due between 1 and 2 years	1,083
Due between 2 and 3 years	4,073
Due between 3 and 4 years	8,039
Due between 4 and 5 years	12,037
Due beyond five years	26,341

Total mortgages and notes receivable	54,403
Less: Deferred Revenue	(46,793)
Discount on note to impute market interest	(6)

Net mortgages and notes receivable	$7,604

The mortgage notes receivable on bulk land sales relate to two parcels in Lee County, Florida referred to as the “East” and “Crockett” parcels sold to the Ginn Companies. In July 2005, Alico’s subsidiary, Alico-Agri entered into a sales contract for the East property, consisting of approximately 4,538 acres for $62.9 million. At the time of the sale, Alico-Agri received a down payment of $6.2 million and a mortgage note of $56.6 million in exchange for the East property. The Crockett sale was for approximately 80 acres for $12.0 million, and closed in December, 2006. Alico-Agri received a down payment of $600 thousand and a mortgage note of $11.4 million in exchange for the Crockett property.
Alico-Agri records real estate sales following the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” Under these guidelines, gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale represent a 20% continuing interest in the property or for property to be developed after two years, a 25% continuing interest in the property according to the installment sales method. The continuing interest thresholds for gain recognition were not met for either the East or Crockett contract during the years presented and Alico-Agri is recognizing gains proportionate to principal receipts through deferred gain accounts which serve to discount the mortgage note receivables under the installment method.

Alico-Agri received principal payments of $0.4 million during the fiscal year ended September 30, 2008, and $2.1 million on the East mortgage during the fiscal year ended August 31, 2007. Alico-Agri further restructured the East agreement in November 2008. Ginn has subsequently issued Alico-Agri a deed in lieu of foreclosure on the Crockett contract. In light of the aforementioned events, Alico-Agri wrote off the mortgage, associated discount and deferred gain related to the Crockett sale as of the end of the fiscal year ended September 30, 2008 and reestablished a basis of $1.0 million in the property.
Profits from commercial real estate sales are discounted to reflect the market rate of interest when the stated rate of the mortgage note is less than the market rate. The recorded imputed interest discounts are realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. At September 30, 2007, both the East and Crockett mortgages were discounted to reflect current market interest rates.
In October 2008, Alico-Agri received a payment of $2.5 million in escrow in connection with the restructure of the East contract. In connection with the East restructure, principal payments were extended as follows (thousands):

Due Date	Due before restructure	Due after restructure
9/28/08	$3,980	$1,787
9/28/09	12,000	1,000
9/28/10	12,000	1,000
9/28/11	26,128	4,000
9/28/12	-0-	8,000
9/28/13	-0-	12,000
9/28/14	$-0-	$26,321
Interest will continue to accrue on the unpaid balance of the note and be paid in quarterly installments. The note will bear interest at HSH LIBOR plus 150 basis points from September 29, 2008 to September 28, 2009, HSH LIBOR plus 200 basis points from September 29, 2009 to September 28, 2010 and HSH LIBOR plus 250 basis points thereafter until the note is paid in full. Ginn will forfeit release credits it has accumulated on the property in the event of default, foreclosure or bankruptcy.

(4) Inventories
A summary of the Company’s inventories at September 30, 2008 and 2007 is shown below:

	2008	2007

Unharvested fruit crop on trees	$14,322	$12,982
Unharvested sugarcane	5,978	5,410
Beef cattle	5,065	5,757
Plants and vegetables	1,563	1,484
Sod	449	1,476
Other	74	123

Total inventories	$27,451	$27,232

Alico records its inventory at the lower of cost or net realizable value. During the fiscal year ended September 30, 2008, Alico wrote down cattle inventory by $2.3 million and sod by $1.3 million. During the fiscal year ended August 31, 2007, Alico wrote down its cattle inventory by $11 thousand and sod by $158 thousand. During the fiscal year ended August 31, 2006, Alico wrote down cattle inventory by $35 thousand. There were no writedowns to Sod inventory during the fiscal year ended August 31, 2006.
Hurricane Wilma, a category three hurricane, swept through southwest Florida during the first quarter of fiscal year 2006. The hurricane caused extensive damage to Alico’s crops and infrastructure in Collier and Hendry Counties. As a result of the hurricane, Alico recognized casualty losses related to inventoried costs of $3.7 million for the fiscal year ended August 31, 2006.

(5) Property, Buildings and Equipment
A summary of the Company’s property, buildings and equipment at September 30, 2008 and 2007 is shown below:

			Estimated
	2008	2007	Useful Lives

Breeding herd	$12,686	$13,444	5-7 years
Buildings	9,987	9,971	5-40 years
Citrus trees	32,440	31,466	22-40 years
Sugarcane	5,512	5,508	4-15 years
Equipment and other facilities	38,695	39,880	3-40 years

Total depreciable properties	99,320	100,269
Less accumulated depreciation	56,017	50,422

Net depreciable properties	43,303	49,847
Land and land improvements	82,109	78,699

Net property, buildings and equipment	$125,412	$128,546

Due to decreases in the market prices of Florida real estate, the Company evaluated several of its properties for impairment at September 30, 2008 and August 31, 2007. In conducting its evaluation, the Company reviewed the estimated non- discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that a 291 acre property in Polk County, Florida, purchased in October 2005 for $9.2 million, was impaired by approximately $1.9 million at August 31, 2007 and by an additional $1.5 million at September 30, 2008 due to declines in the Florida real estate market. The impairment losses were included as a charge to real estate operating expenses during the fiscal years ended September 30, 2008 and August 31, 2007. Alico’s remaining adjusted book basis in the property was $5.8 million at September 30, 2008.
Due to losses in its cattle division and increasing costs to raise cattle for breeding purposes, Alico also evaluated its breeding herd for impairment. Based on available market data and industry practices, Alico determined that its breeding herd was impaired by $260 thousand at September 30, 2008. The impairment charge was taken against the breeding herd and included as a component of cattle cost of sales at September 30, 2008.

(6) Indebtedness
The Company’s indebtedness was as follows:

	Revolving		Mortgage
	line of		note
	credit	Term note	payable	All other	Total
September 30, 2008
Principal balance outstanding	80,740	50,000	6,967	51	137,758
Remaining available credit	44,260	—	—	—	44,260
Effective interest rate	4.25%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2011	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2007
Principal balance outstanding	127,519	—	8,234	131	135,884
Remaining available credit	47,481	—	—	—	47,481
Effective interest rate		—	6.68%	Various
Scheduled maturity date	Aug 2011	—	Mar 2014	Various
Collateral	Real estate	—	Real estate	Various
Alico, Inc. has a Term Note, a Mortgage and a Revolving Line of Credit with Farm Credit of Southwest Florida. All three agreements are cross collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production. The Term Note and Revolving Line of Credit are additionally collateralized by 33,700 acres of real estate in Hendry County used for farm leases and cattle ranching.
The Term Note calls for equal payments of principal and interest of $1.7 million per quarter over a ten year term until maturity. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity.
The Term Note and Revolving Line of Credit contain numerous restrictive covenants including those requiring Alico to maintain a net worth of $110 million, a debt ratio of no greater than 60%, a minimum current ratio of 2:1 and a fixed charge coverage ratio of 1.5:1, and sets limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing.
The Revolving Line of Credit provides $125.0 million which may be used for general corporate purposes including: (i) the normal operating needs of Alico and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Revolving Line of Credit also allows for an annual extension at the lender’s option.
Under the Revolving Line of Credit, revolving borrowings require quarterly interest payments at LIBOR plus a variable rate between 0.8% and 1.5% depending on Alico’s debt ratio.
An event of default occurs under the Revolving Line of Credit if Alico fails to make the payments required of it or otherwise fails to fulfill the provisions and covenants applicable to it. In the event of default, the Revolving Line of Credit shall bear an increased interest rate of 2% in addition to the then-current rate specified in the Revolving Line of Credit; the lender may alternatively at its option, terminate its revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Revolving Line of Credit, accrued interest and declare all other obligations immediately due and payable. In the opinion of Management, Alico was in compliance with all of the covenants and provisions of its debt agreements at September 30, 2008.

Alico’s Chairman of the Board of Directors, John R. Alexander, is also member of the Board of Directors of Alico’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect Alico.
Maturities of the Company’s debt were as follows at September 30, 2008:

Due within 1 year	$5,470
Due between 1 and 2 years	5,108
Due between 2 and 3 years	86,114
Due between 3 and 4 years	5,653
Due between 4 and 5 years	5,961
Due beyond five years	29,452

Total	$137,758

Interest costs expensed and capitalized were as follows:

	Year Ended	Month Ended	Year Ended
	Sept. 30,	Sept. 30,	August 31,
	2008	2007	2007	2006

Interest expense	$6,565	$820	$5,652	$3,852
Interest capitalized	36	5	43	77

Total interest cost	$6,601	$825	$5,695	$3,929

(7) Stock Based Compensation
On November 3, 1998, Alico adopted the Alico, Inc. Incentive Equity Plan (The Plan) pursuant to which the Board of Directors of Alico may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. Stock options granted have a strike price and vesting schedules that are at the discretion of the Board of Directors and are determined on the effective date of the grant. The strike price cannot be less than 55% of the market price. No stock options were granted during the fiscal years ended September 30, 2008, August 31, 2007 or August 31, 2006 or during the one month transition period ended September 30, 2007. The 1998 plan expired on November 3, 2008.
Alico measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
A summary of option activity under the Plan is as follows:

			Weighted average	Aggregate
	Shares Under	Weighted average	remaining contractual	Intrinsic
	Option	exercise price	life (in years)	Value
Options outstanding, August 31, 2005	16,371	$17.29
Granted	—	—
Exercised	7,213	17.08

Options outstanding, August 31, 2006	9,158	$18.05
Granted	—
Exercised	1,000	18.55

Options outstanding, August 31, 2007	8,158	$17.66
Granted	—
Exercised	—	15.68

Options outstanding, September 30, 2007	8,158	$17.66
Granted	—
Exercised	2,000	15.68

Options outstanding September 30, 2008	6,158	16.87	6	$188,188

At September 30, 2008, and September 30, 2007, there were 6,158, and 8,158 stock options, respectively, fully vested and exercisable and 231,600 and 273,815 shares, respectively, available for grant. The 6,158 options outstanding as of September 30, 2008 had a fair value of $188 thousand. There was no unrecognized compensation expense related to outstanding stock option grants at September 30, 2008.

In the fiscal year ended September 30, 2008, 2,000 options were exercised having a total fair value of $59 thousand. In the fiscal year ended August 31, 2007, 1,000 options were exercised having a total fair value of $33 thousand. In the fiscal year ended August 31, 2006, 7,213 options were exercised having a total fair value of $259 thousand. No options were exercised during the one month transition period ended September 30, 2007.
In the fiscal year ended August 31, 2006, Alico began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in equal annual installments. The payment of each installment is subject to continued employment with Alico. In fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, 12,000, 4,000 and 4,000 restricted shares, respectively, vested in accordance with these grants. No restricted shares vested during the one month transition period ended September 30, 2007. There were no restricted shares vested in accordance with these grants at September 30, 2008.
The table below summarizes Alico’s restricted share awards granted to date:

						Weighted
			Compensation	Compensation	Compensation	Average
			Expense	Expense	Expense	Grant date
		Fair Market Value	Recognized for	Recognized for	Recognized for	Fair value
Grant Date	Shares Granted	on Date of Grant	FYE 9/30/08	month of Sept. 07	FYE 8/31/07	Per share
April 2006	20,000	$908	$(180)	14	172
July 2006	13,000	694	—	—	(16)
October 2006	20,000	1,239	453	22	516
January 2008	25,562	1,040	541	—	—
September 2008	7,500	331	—	—	—

Total	86,062	$4,212	$814	$36	$672	$48.94

The shares granted in April 2006 were forfeited in fiscal year 2008. The shares granted in July 2006 were forfeited in fiscal 2007. Four thousand of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested September 30, 2007, the remaining shares under the October 2006 grant vested June 30, 2008 upon the retirement of the CEO.
A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share, in order to replace previous retirement benefits offered. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. The remaining 17,855 shares granted in January 2008 vest 20% annually in January of each year until fully vested. The shares granted in September 2008 vest 20% in September 2009 and 20% annually thereafter until fully vested. Please refer to the table above for a description of amounts expensed related to these transactions.
Following the guidelines established in FAS 123R, Alico is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at September 30, 2008 was $1.2 million and will be recognized over a weighted average period of 6 years.
During November 2007, the CEO and COO elected to receive a portion of their annual incentive bonus in Company stock. The CEO chose to receive 4,000 shares at a value of $177 thousand, while the COO chose to receive 500 shares at a value of $22 thousand. These shares do not contain any restrictions, but were issued under the Company’s Incentive Equity Plan. Compensation expense for these awards was accrued and recognized during the fourth quarter of the Company’s fiscal year ended August 31, 2007.

(8) Income Taxes
The provision for income taxes for the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006 along with the one month transition period ended September 30, 2007 is summarized as follows:

			Year Ended
	Year Ended	One Month Ended	August 31,
	Sept. 30, 2008	Sept. 30, 2007	2007	2006

Current:
Federal income tax	$(355)	$16	$46,097	$2,640
State income tax	763	12	8,507	282

	408	28	54,604	2,922

Deferred:
Federal income tax	(1,245)	(194)	(18,493)	3,258
State income tax	(487)	25	(2,769)	356

	(1,732)	(169)	(21,262)	3,614

Total provision for income taxes	$(1,324)	$(141)	$33,342	$6,536

Provision for continuing operations	(765)	(176)	33,520	7,159
Provision for discontinued operations	(559)	35	(178)	(623)

Total provision for income taxes	(1,324)	(141)	33,342	6,536

Following is a reconciliation of the expected income tax expense for continuing operations computed at the U.S. Federal statutory rate of 35% and the actual income tax provision for the fiscal years ended September 30, 2008, August 31, 2007, August 31, 2006 and the one month transition period ended September 30, 2007:

			Year Ended
	Year Ended	One Month Ended	August 31,
	Sept. 30, 2008	Sept. 30, 2007	2007	2006

Expected income tax	$1,665	$(359)	$7,044	$5,313
Increase (decrease) resulting from:
State income taxes, net of federal benefit	317	28	3,732	407
Nontaxable interest and dividends	(590)	(55)	(708)	(352)
Federal impacts from IRS exam and tax return amendments	(5,409)	—	22,272	2,204
Deferred rate adjustment	—	(10)	397	—
Tax liability adjustments	334	—	—	—
Property, plant & equipment deferreds	1,651	—	—	—
Other permanent items	211	—	—	—
Other reconciling items, net	1,056	220	783	(413)

Total provision for income taxes	$(765)	$(176)	$33,520	$7,159

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2008 and 2007 are presented below:

	2008	2007

Deferred Tax Assets:
Contribution carry forward	$1,024	$917
Deferred retirement benefits	1,748	2,027
Federal benefit of state tax reserve	—	2,229
Inventories	798	—
Stock options appreciation	134	243
Property and Equipment	3,614	2,095
Net operating losses	420	—
Interest on taxes accrued for State amended returns	—	1,437
Other	1,378	1,220

Total gross deferred tax assets	$9,116	$10,168

Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	$319	$1,525
Patronage Dividends	492	324
Inventories	—	452
Other	742	1,998

Total gross deferred tax liabilities	$1,553	$4,299

Net deferred income tax asset	$7,563	$5,869

Based on Alico’s history of taxable earnings and its expectations for the future, Management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.
In June 2008, the Internal Revenue Service (IRS) issued a final Settlement Agreement regarding audits of Alico for the tax years 2000 through 2004. Pursuant to the agreement, the Company and the IRS agreed to final taxes resulting from the audits of $41.1 million, penalties of $4.1 million and interest of $20.0 million. The Company had previously paid and accrued taxes of $42.2 million, penalties of $4.2 million and interest of $19.8 million related to an anticipated settlement in the fourth quarter of fiscal year 2007. The Company has established a receivable account of $1.0 million for the overpayments. The differences between the final settlement amount (including taxes, penalties and interest) and the previously estimated settlement have resulted in a reduction in income tax expense for the fiscal year ended September 30, 2008.
The reductions to the previous tax liability estimate resulted from the allowance of expenses by IRS Appeals that were previously not allowed by IRS Exams. As a result of the settlement, the Company has filed amended tax returns for tax years 2005 through 2007. The Company paid additional State income taxes pursuant to the final settlement of $6.2 million along with $4.3 million of related interest during the fiscal year ended September 30, 2008.

The final Settlement Agreement concluded that Alico must recognize unreported gains resulting from the transfer of real property to a foreign subsidiary (Agri). The real estate was originally transferred and reported at its historical cost basis. Additionally, Alico must recognize Subpart F income related to Agri’s earnings. Alico had not previously recognized income related to the transactions referenced above based on reliance on an IRS determination letter stating that Agri was a captive insurer, exempt from taxes provided certain procedural requirements were followed. The Company believed that it had followed such requirements, while the IRS ruled otherwise.
As a result of the taxation of real property contributions, the Company is allowed to increase its basis in those properties to their taxed values, creating deferred tax assets. The deferred tax assets will be ultimately realized when the Company sells the parcels and pays the associated taxes resulting from the sale.
The impact of the IRS tax settlement was a combined federal and state net benefit of $1.6 million for the fiscal year ended September 30, 2008, additional tax expense of $25.6 million for the fiscal year ended August 31, 2007 and additional tax expense of $2.2 million for the fiscal year ended August 31, 2006.
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
At October 1, 2007, the Company had $441 thousand of potential tax exposure related to uncertain tax positions, which was recorded as a one time adjustment to retained earnings. All of this amount would, if recognized, impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and records the interest and penalties in the liability for uncertain tax positions. Interest and penalties accrued as of the date of adoption were approximately $57 thousand. The amended tax returns filed for fiscal years ended 2005 — 2007 reversed the previous uncertain tax positions taken and effectively eliminated the uncertain tax position liability.
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
The IRS has notified Alico that it will be auditing the amended tax returns for the fiscal years ended August 31, 2007, 2006 and 2005. Alico has extended the statute of limitations on the originally filed 2005 tax return to June 30, 2010 per a request by IRS exams. The audits are expected to commence in January 2009.

(9) Related Party Transactions
Ben Hill Griffin, Inc.
Citrus revenues of $2.0 million, $14.7 million and $17.2 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. For the one month transition period ended September 30, 2007, Alico recognized $53 thousand of citrus revenue from Griffin. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer, and was the owner of approximately 49.85 percent of Alico’s common stock until February 26, 2004. Accounts receivable, resulting from citrus sales, include amounts due from Griffin totaling $153 thousand and $3.7 million at September 30, 2008 and September 30, 2007, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as sale of pooled products is completed.
Harvesting, marketing, and processing costs, for fruit sold through Griffin, totaled $623 thousand, $2.7 million, and $5.5 million for the fiscal years ended September 30, 2008, August 31, 2007, and August 31, 2006, respectively. Griffin did not provide any harvesting, marketing or processing services to Alico during the one month transition period ended September 30, 2007. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs totaling $28 thousand and $24 thousand at September 30, 2008 and September 30, 2007, respectively.
Alico purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $2.3 million, $2.0 million, and $3.3 million during the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Such purchases totaled $22 thousand during the one month transition period ended September 30, 2007.
AtlanticBlue Group, Inc.
During the fiscal year ended August 31, 2006, AtlanticBlue (formerly Atlantic Blue Trust, Inc.) increased its holdings to approximately 51% of Alico’s common stock. By virtue of their ownership percentage, AtlanticBlue is able to elect all the directors and, consequently, to control Alico. AtlanticBlue has issued a letter dated September 29, 2006 reaffirming its commitment to maintaining a majority of independent directors on Alico’s board. John R. Alexander, a major shareholder in AtlanticBlue, served as Alico’s Chief Executive Officer from February 2005 through June 2008.
John R. Alexander continues to serve on the Company’s Board of Directors as Chairman. Mr. Alexander’s son, JD Alexander, serves as President and Chief Executive Officer of AtlanticBlue and serves on Alico’s Board of Directors. Robert E. Lee Caswell, Mr. Alexander’s son-in-law also serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of AtlanticBlue (the “Affiliated Directors”).
The transactions listed below have all been approved by Alico’s Board of Directors and a majority of the Unaffiliated Directors.
As Directors of Alico, the Affiliated Directors receive compensation for their services and reimbursement of travel expenses in accordance with the general policies of the Company the same as Unaffiliated directors. Director compensation policies are disclosed in Alico’s annual proxy.

Bowen Brothers is currently marketing citrus fruit from Tri County Groves, a wholly owned subsidiary of AtlanticBlue. During the fiscal year ended September 30, 2008, Bowen marketed 310,000 boxes of fruit at a gross value of $2.9 million.
John R. Alexander serves on the Board of Farm Credit of Southwest Florida, ACA, the Company’s primary lender.
On January 18, 2008 the Company’s Board of Directors approved an unaccountable expense allowance of $5,000 per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, serves as the owner and Chief Executive Officer of Scenic Highlands Enterprises. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary, and utilities. Alico paid $30 thousand during the fiscal year ended September 30, 2008 pursuant to this agreement. Alico is also providing computer and telephone support services to Scenic Highlands Enterprises at no charge.
Effective June 30, 2008 the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600,000 over a three year period. Alico paid $62 thousand to Mr. Alexander during the fiscal year ended September 30, 2008 pursuant to this agreement.
On August 1, 2008 the Board approved a consulting contract with AtlanticBlue which provides for Lisa Jensen, Chief Operating Officer of AtlanticBlue, to provide real estate consulting services to Alico’s subsidiary Alico Land Development in the area of public and government relations in Polk County. The agreement expires March 31, 2009, unless otherwise extended by the parties in writing. AtlanticBlue will receive a fee of $250 per hour for their services under the agreement, but in no event will total compensation exceed $150 thousand under the agreement. The agreement also allows for the reimbursement of reasonable and necessary expenses provided that AtlanticBlue provides sufficient documentation of such. No payments were made to AtlanticBlue under this agreement during the fiscal year ended September 30, 2008.
Other
Alico, Inc. received notification and legal advice from Kristin Gunter, a partner in McFarlane, Ferguson and McMullen, P.A., and wife of Dan Gunter, former President and Chief Executive Officer of Alico, regarding the Company’s eligibility and application for federal Byrd amendment funds. These funds are “dumping” penalties collected on citrus products. Ms. Gunter was uniquely qualified to provide legal guidance on this matter and assisted a number of different companies with their applications. Ms. Gunter received a fee for her legal services of $10,000.
Mr. Charles Palmer, a Board Member, and Mr. Steve Smith, the Company’s Principal Executive Officer held recreational leases with the Company during the fiscal year ended September 30, 2008 at the customary terms and rates the Company extends to third parties.

(10) Reportable Segment Information
Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Leasing. Alico’s operations are located in Florida. Alico accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other outside growers in the state of Florida. Bowen’s operations also include the purchase and resale of citrus fruit. Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the state of Florida. Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Alico’s cattle operation is engaged primarily in the production of beef cattle, feeding cattle at western feedlots and the raising of replacement heifers.
The goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption.
Alico’s real estate segment, Alico Land Development, Inc. is engaged in the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. The real estate segment is also responsible for negotiating and renegotiating sales and options contracts. Alico’s leasing segment rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses.
Although the Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments may be useful and has been included in the schedules below. For a description of the business activities of the Vegetable and Sod segments please refer to Item 1 of this report.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Alico evaluates performance based on direct margins from operations before general and administrative costs, interest expense and income taxes not including nonrecurring gains and losses. Alico’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different knowledge, skills and marketing strategies.

Information concerning the various segments of Alico for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006 and the one month transition period ended September 30, 2007 is summarized as follows:

	Year ended	One month	Fiscal year ended
	Sept. 30,	Sept. 30,	August 31,
	2008	2007 (1)	2007	2006
Revenues (from external customers except as noted)
Bowen	$45,499	$143	$52,716	$30,869
Intersegment fruit sales through Bowen	9,816	—	5,383	1,723
Citrus groves	41,167	5	47,484	22,188
Sugarcane	9,671	—	9,432	8,926
Cattle	6,793	330	9,977	5,700
Real Estate	3,870	—	3,329	113
Land leasing and rentals	2,276	141	1,495	1,369
Vegetables	5,460	—	3,803	2,389
Sod	1,118	92	2,180	1,528

Revenue from segments	125,670	711	135,799	74,805
Other operations	528	47	1,589	1,082
Less: intersegment revenues eliminated	(9,816)	—	(5,383)	(1,723)

Total operating revenue	$116,382	$758	$132,005	$74,164

Operating expenses
Bowen	$44,029	$222	$51,786	$31,137
Intersegment fruit sold through Bowen	9,816	—	5,383	1,723
Citrus groves	27,637	3	23,427	14,574
Sugarcane	9,250	—	8,833	8,566
Cattle	8,920	289	9,722	4,914
Real Estate	3,529	59	3,408	61
Land leasing and rentals	608	36	393	452
Vegetables	5,601	—	3,307	1,404
Sod	2,653	208	1,318	840

Segment operating expenses	112,043	817	107,577	63,671
Other operations	98	10	126	—
Less: intersegment expenses eliminated	(9,816)	—	(5,383)	(1,723)
Net casualty loss (recovery)	—	—	—	(4,036)

Total operating expenses	$102,325	$827	$102,320	$57,912

Gross profit (loss):
Bowen	$1,470	$(79)	$930	$(268)
Citrus groves	13,530	2	24,057	7,614
Sugarcane	421	—	599	360
Cattle	(2,127)	41	255	786
Real Estate	341	(59)	(79)	52
Land leasing and rentals	1,668	105	1,102	917
Vegetables	(141)	—	496	985
Sod	(1,535)	(116)	862	688

Gross profit (loss) from segments	13,627	(106)	28,222	11,134
Other	430	37	1,463	5,118

Gross profit (loss)	$14,057	$(69)	$29,685	$16,252

(1)	Alico changed its fiscal year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Results for September 30, 2007 are for the one month transition period.

	Year ended	One month	Fiscal year ended
	Sept. 30,	Sept. 30,	August 31,
	2008	2007 (1)	2007	2006
Capital expenditures:
Bowen	$38	$—	$554	$1,536
Citrus Groves	1,899	9	1,231	9,929
Sugarcane	63	—	1,288	3,065
Cattle	1,588	60	1,893	3,490
Leasing	449	—	459	—
Vegetables	432	92	473	325
Sod	116	27	908	1,103

Segment capital expenditures	4,585	188	6,806	19,448
Other capital expenditures	1,545	105	2,332	13,724

Total consolidated capital expenditures	$6,130	$293	$9,138	$33,172

Depreciation, depletion and amortization:
Bowen	$335	$21	$344	$913
Citrus Groves	2,215	188	2,381	2,540
Sugarcane	1,709	171	2,083	1,918
Cattle	1,810	134	1,887	1,817
Leasing	90	7	67	25
Vegetables	146	12	68	17
Sod	281	18	220	143

Total segment depreciation and amortization	6,586	551	7,050	7,373
Other depreciation, depletion and amortization	1,731	156	1,720	1,217

Total depreciation, depletion and amortizations	$8,317	$707	$8,770	$8,590

Total Assets:
Bowen	$2,581	$2,891
Citrus groves	49,201	53,339
Sugarcane	43,525	45,128
Cattle	18,343	20,837
Leasing	2,370	2,012
Vegetables	4,213	3,238
Sod	3,906	5,400

Segment assets	124,139	132,845
Other Corporate assets	149,793	152,504

Total assets	$273,932	$285,349

(1)	Alico changed its fiscal year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Capital expenditures and depreciation for September 30, 2007 are for the one month transition period.

(11) Casualty (Recoveries) Losses
Hurricane Wilma caused extensive damage to Alico’s crops and infrastructure in Collier and Hendry Counties during the fiscal year ended August 31, 2006. Also, canker was confirmed in several groves in 2006 and 2005. During the fiscal year ended August 31, 2006, Alico recorded damages to crop inventories of $3.7 million, and property and equipment damages of $1.4 million. Alico received insurance payments related to these damages of $8.7 million and recognized a net casualty recovery of $3.6 million in the fiscal year ended August 31, 2006.
(12) Treasury Stock
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its 1998 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18.
The following table provides information relating to purchases of Alico’s common shares by Alico on the open market pursuant to the Director Compensation Plan approved by Alico’s shareholders on June 10, 2005 for the fiscal years ended September 30, 2008 and August 31, 2007 and the one month transition period ended September 30, 2007:

			Total
			shares
			purchased
			as part of
	Total	Average	publicly	Total dollar
	number of	price	announced	value of
	shares	paid per	plans or	shares
Fiscal period ended	purchased	share	programs	purchased

September 30, 2008	27,968	$42.76	71,738	$1,195,818
September 30, 2007	—	$—	43,770	$—
August 31, 2007	27,770	$53.45	43,770	$1,484,291
August 31, 2006	16,000	$47.70	16,000	$763,247

(13) Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The purchase obligations under these purchase agreements totaled $10.9 million at September 30, 2008. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had forward sales contracts totaling $1.8 million at September 30, 2008 for which a purchaser had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year ending September 30, 2009.
Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC a joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. The Company is currently working to dissolve the joint venture and distribute the assets equitably among the members. (Losses) profits attributable to the joint venture of ($0.7 million) and $57 thousand have been included with the results of the vegetable division for the fiscal years ended September 30, 2008 and August 31, 2007, respectively . The Company has accounted for the joint venture under the equity method. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. The Company’s maximum total remaining unpaid obligations under these leases was $0.5 million at September 30, 2008. The Company expects that the lease obligations will be transferred solely to J&J Farms.
(14) Discontinued Operations
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. Alico Plant World generated revenues of $2.6 million, $2.8 million and $3.3 million for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively and $0.4 million for the one month transition period ended September 30, 2007. Alico Plant World generated losses of $0.9 million, $0.2 million and $1.3 million (net of taxes of $559 thousand, $268 thousand, and $623 thousand) or $0.12, $0.03 and $0.18 per share for the fiscal years ended September 30, 2008, August 31, 2007 and August 31, 2006, respectively. Alico Plant World generated a profit of $169 thousand (net of income taxes of $35 thousand) or $0.02 per share during the one month transition period ended September 30, 2007. Total assets of $1.7 million and $1.6 million related to discontinued operations were included in the balance sheet at September 30, 2008 and September 30, 2007, respectively. The Company is currently leasing the Alico Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Alico Plant World’s operations have been reported as discontinued operations.

(15) Revision of Prior Period Amounts
During the fourth quarter of the fiscal year ended September 30, 2008, the Company discovered an error related to prior year defined benefit pension accruals of $653 thousand. During the second quarter, the Company discovered an error in its accrual of Cooperative retains related to prior periods totaling $916 thousand. Neither error had an impact on the previously reported cash flows from operating, financing or investing activities, and both were considered immaterial to the Company’s previously reported results of operations for the fiscal years ended August 31, 2007 and August 31, 2006. The cumulative effect of the adjustment on beginning retained earnings for the year ended August 31, 2006 was $475 thousand. However, since the cumulative combined impact of these errors would be material to the results of operations for the fiscal year ended September 30, 2008, the Company applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance requires that the prior period financial statements be corrected, even though the revision was immaterial to the prior period financial statements. Correcting prior year financial statements for immaterial items does not require previously filed reports to be amended. Such corrections are made each time the registrant subsequently reports the prior year financial statements.
Based on SAB 108, the prior period income statement amounts have been corrected to include the following adjustments (in thousands):

	Fiscal year ended
	August 31, 2007			August 31, 2006
	Previously			Previously
	reported	Adjustment	Revised	reported	Adjustment	Revised

Corporate general and administrative	$12,887	$(160)	$12,727	$11,212	$(311)	$10,901
Profit (loss) from continuing operations	16,798	160	16,958	5,040	311	5,351
Interest expense	5,742	(90)	5,652	4,066	(214)	3,852
Total other income (expense) net	3,077	90	3,167	9,615	214	9,829
Income (loss) from continuing operations before income taxes	19,875	250	20,125	14,655	525	15,180
Provision (benefit) for income taxes	33,424	96	33,520	6,956	203	7,159
Income (loss) from continuing operations	(13,549)	154	(13,395)	7,699	322	8,021
Net income (loss)	$(13,844)	$154	$(13,690)	$6,469	$322	$6,791

Earnings per share data:
Basic earnings (loss) per share from continuing operations	$(1.84)	$0.02	$(1.82)	$1.05	$0.04	$1.09
Diluted earnings (loss) per share from continuing operations	$(1.84)	$0.02	$(1.82)	$1.05	$0.04	$1.09

Basic earnings (loss) per share	$(1.88)	$0.02	$(1.86)	$0.88	$0.04	$0.92
Diluted earnings (loss) per share	(1.88)	0.02	(1.86)	$0.88	$0.04	$0.92
Balance sheets were corrected as follows (in thousands):

	September 30, 2007
	Previously
	reported	Adjustment	Revised

Accounts receivable	$14,848	$278	$15,126
Current assets	135,098	278	135,376
Investments and deposits	3,237	638	3,875
Deferred income taxes	3,805	(597)	3,208
Total other assets	21,386	41	21,427
Total Assets	285,030	319	285,349
Deferred retirement benefits	5,098	(632)	4,466
Total liabilities	169,035	(632)	168,403
Retained earnings	99,262	951	100,213
Total Equity	$115,995	$951	$116,946

The statement of cash flows has been corrected to include the following adjustments (in thousands):

	Fiscal year ended
	August 31, 2007			August 31, 2006
	Previously			Previously
	reported	Adjustment	Revised	reported	Adjustment	Revised
Net income (loss)	(13,844)	154	(13,690)	6,469	322	6,791
Deferred income taxes	(21,351)	96	(21,255)	680	203	883
Deferred retirement benefits	(1,026)	(160)	(1,186)	556	(311)	245
Accounts receivable	(7,059)	(90)	(7,149)	2,537	(214)	2,323
The statement of stockholder equity was revised as follows (in thousands):

Retained earnings	9/30/07	8/31/07	8/31/06	8/31/05
Beginning balance, originally stated	102,402	124,352	125,439	128,560
Original net income	(680)	(13,844)	6,469	6,090
Dividends	(2,024)	(8,106)	(7,556)	(9,211)

Ending balance, originally stated	99,698	102,402	124,352	125,439
Cumulative adjustment	—	—	—	475

Restated beginning balance	103,353	125,149	125,914	125,914
Restated net income	(680)	(13,690)	6,791	—
FIN 48	(436)	—	—	—
Dividends	(2,024)	(8,106)	(7,556)	—

Ending balance, restated	100,213	103,353	125,149	125,914

(16) New Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Alico is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

(17) Subsequent events
At a Board of Directors meeting held on October 31, 2008, the Board declared a quarterly dividend of $0.275 per share payable to stockholders of record as of January 30, 2009, with payment expected on or about February 15, 2009.
In November 2008, Alico finalized the renegotiation of a sales contract and mortgage related to a parcel of land in Lee County, Florida that closed in July 2005. The East contract was originally entered into in July 2005 and relates to the sale of approximately 4,538 acres in Lee County Florida. Under the terms of the restructure, principal payments were extended as follows (thousands):

Due Date	Due before restructure	Due after restructure
9/28/8	$3,980	$1,787
9/28/9	12,000	1,000
9/28/10	12,000	1,000
9/28/11	26,128	4,000
9/28/12	-0-	8,000
9/28/13	-0-	12,000
9/28/14	$-0-	$26,321
Interest will continue to accrue on the unpaid balance of the note and be paid in quarterly installments. The note will bear interest at HSH LIBOR plus 150 basis points from October 1, 2008 to September 28, 2009, HSH LIBOR plus 200 basis points from October 1, 2009 to September 28, 2010 and HSH LIBOR plus 250 basis points thereafter until the note is paid in full. Ginn will forfeit release credits it has accumulated on the property in the event of default, foreclosure or bankruptcy.
Ginn did not exercise its option on a second contract (“West”). In connection with this action, Ginn has agreed to provide a deed in lieu of foreclosure on a third contract (“Crockett”) and give up any rights it may have had to the West property. Alico will thus take possession of the West and Crockett parcels free of any claims by Ginn.

(18) Transition Period Financial Information:
On September 28, 2007, the Company’s fiscal year end was changed from August 31 to September 30. Accordingly, the Company is presenting information for the one month transition period ended September 30, 2007. The following table provides certain comparative financial information of the same period of the prior year.

	One Month Ended
	September 30,	September 30,
(In thousands, except per share data)	2007	2006
	(Audited)	(Unaudited)
Statement of operations data:
Operating revenue	$758	$1,682
Operating and general and administrative expenses	1,642	2,499

Earnings (loss) from operations	(884)	(817)
Other earnings (loss)	28	101
Income taxes (benefit)	(176)	(341)

Net earnings (loss)	$(680)	$(375)

Earnings (loss) per share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)

	September 30,	September 30,
	2007	2006
	(Audited)	(Unaudited)
Balance sheet data:
Current assets	$135,376	$110,183
Total assets	285,349	262,587
Current liabilities	25,138	16,950
Other liabilities	143,265	104,014
Stockholders’ equity	$116,946	$141,573

(19) Selected Quarterly Financial Data (unaudited)
Summarized quarterly financial data (in thousands except for per share amounts) for the fiscal years ended September 30, 2008 and 2007 were as follows:

	One month
	Ended	Quarters Ended
	Sep 30,	December 31,		March 31,		June 30,		September 30,
	2007	2007	2006	2008	2007	2008	2007	2008	2007

Net sales
Continuing operations	$758	$22,652	$25,779	$48,182	$55,466	$42,147	$46,149	$3,401	$3,953
Discontinued operations	419	902	749	1,093	992	463	617	112	627

Total net sales	1,177	23,554	26,528	49,275	56,458	42,610	46,766	3,513	4,580

Cost of sales
Continuing operations	827	18,381	20,082	42,027	42,696	35,790	33,491	6,127	5,645
Discontinued operations	190	833	491	1,264	1,093	1,025	859	150	322

Total cost of sales	1,017	19,214	20,573	43,291	43,789	36,815	34,350	6,277	5,967

Gross profits
Continuing operations	(69)	4,271	5,697	6,155	12,770	6,357	12,658	(2,726)	(1,692)
Discontinued operations	229	69	258	(171)	(101)	(562)	(242)	(38)	305

Total gross profit	160	4,340	5,955	5,984	12,669	5,795	12,416	(2,764)	(1,387)

General & Administrative expense
Continuing operations	815	2,913	2,985	3,884	3,172	3,568	3,509	1,113	3,041
Discontinued operations	35	88	182	97	233	495	266	17	(90)

Total general & administrative expense	850	3,001	3,167	3,981	3,405	4,063	3,775	1,130	2,951

Other income (expense)
Continuing operations	(141)	2,899	1,702	628	436	(119)	1,061	(1,149)	(362)
Discontinued operations	10	50	29	17	(5)	(215)	60	98	21

Total other income (expense	(131)	2,949	1,731	645	431	(334)	1,121	(1,051)	(341)

Restatements (see note 15)									154
Income before income taxes
Continuing operations	(1,025)	4,257	4,414	2,899	10,034	2,670	10,210	(4,988)	(5,095)
Discontinued operations	204	31	105	(251)	(339)	(1,272)	(448)	43	416

Total income before income taxes	(821)	4,288	4,519	2,648	9,695	1,398	9,762	(4,945)	(4,679)

Income tax (expense) benefit
Continuing operations	(176)	1,486	1,899	1,015	4,321	(3,129)	29,025	(137)	(1,626)
Discontinued operations	35	12	40	95	(129)	(456)	(242)	(210)	158

Total income tax expense (benefit)	(141)	1,498	1,939	1,110	4,192	(3,585)	28,783	(347)	(1,468)

Net income (loss)
Continuing operations	(849)	2,771	2,515	1,884	5,713	5,799	(18,815)	(4,851)	(3,469)
Discontinued operations	169	19	65	(346)	(210)	(816)	(206)	253	258

Total net income (loss)	$(680)	$2,790	$2,580	$1,538	$5,503	$4,983	$(19,021)	$(4,598)	$(3,057)

Basic earnings per share	$(0.09)	$0.38	$0.35	$0.21	$0.75	$0.68	$(2.58)	$(0.62)	$(0.41)

Alico discontinued operations of its Plant World subsidiary in June 2008. Plant World’s operations were previously reported as a single line, net of tax in the Company’s filings on form 10-Q during June and September, but were included as operating items in prior filings. This change should be considered when comparing this table to the Company’s previous filings.

Item 9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.
There were no disagreements with accountants on accounting and financial disclosure matters.
Item 9A. Controls and Procedures.
Attached as exhibits to this Form 10-K are certifications of our Principal Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
Alico maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by Alico in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Alico carried out, under the supervision and with the participation of Alico’s management, including Alico’s Principal Executive Officer and Alico’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of Alico’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation, Alico’s Principal Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2008, Alico’s disclosure controls and procedures were effective.
Management assessed the effectiveness of Alico’s internal control over financial reporting as of September 30, 2008. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, the Management of Alico, Inc. concluded that as of September 30, 2008, Alico’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Alico’s principal executive and principal financial officers and implemented by Alico’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Alico;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of Alico are being made only in accordance with authorizations of management and directors of Alico; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Alico’s assets that could have a material effect on the financial statements.
Based on their evaluations of the internal controls, Alico’s Principal Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, Alico maintained effective internal control over financial reporting.
The effectiveness of internal control over financial reporting as of September 30, 2008 has been audited by McGladrey & Pullen, LLP, an independent registered certified public accounting firm, as stated in their report which is on page 43 of this Form 10-K.
Item 9B. Other Information.
None.

PART III
Items 10 — 14 of Part III are incorporated by reference to Alico’s proxy expected to be filed on or before January 20, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) 1. Financial Statements:
Included in Part II, Item 8 of this Report
Reports of Independent Registered Certified Public Accounting Firms
Consolidated Balance Sheets — September 30, 2008 and September 30, 2007
Consolidated Statements of Operations — For the Years Ended September 30, 2008, August 31, 2007 and August 31, 2006 and for the one month transition period ended September 30, 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — For the Years Ended September 30, 2008, August 31, 2007 and August 31, 2006 and for the one month transition period ended September 30, 2007
Consolidated Statements of Cash Flows — For the Years Ended September 30, 2008, and August 31, 2007, August 31, 2006 and the one month transition period ended September 30, 2007
(b) 2. Financial Statement Schedules:
All schedules not listed above are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(c) 3. Exhibits:
3(i) Articles of Incorporation:
3(i)1 Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).
3(i)2 Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3(i)3 Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3(i)4 Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3(ii) Bylaws
3(ii)(1) By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)
3(ii) (2) By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)
(10) Material Contracts
(10.1) Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)
(10.2) Cash Purchase Orange Agreement with Tropicana (incorporated by reference to the Company’s filing on Form 10-K dated November 14, 2007)
(10.3) Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation (incorporated by reference to the Company’s filing on Form 10-K dated November 14, 2007)
(10.4) Real Estate Sale Agreement with Ginn Development Corporation (incorporated by reference to Alico’s filing on Form 10Q/A dated January 6, 2005)
(10.5) First Amendment to Real Estate Sales Agreement with Ginn Development Corporation (incorporated by reference to Alico’s filing on Form 8-K dated December 27, 2006)
(10.6) Amended Real Estate Sales Agreement with Ginn Development Corporation dated November 11, 2008
(10.7) Second Amendment and restate Renewal Promissory Note (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)
(10.8) Second Amendment to Mortgage Deed (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)

(10.9) Revolving Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated October 17, 2005)
(10.10) Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated June 1, 2006)
(10.11) Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)
(10.12) Term note with Farm Credit (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)
(10.13) Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)
(10.14) Amended and Restated RLOC Note (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)
(10.15) Transition, Severence, Non-Compete and Consulting Agreement with John R. Alexander (incorporated by reference to Alico’s filing on Form 8-K dated June 30, 2008)
(10.16) Transition, Severence, Non-Compete and Consulting Agreement with Dan L. Gunter (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)
(14.1) Code of Ethics amended October 31, 2008
(14.2) Whistleblower Policy amended October 31, 2008
(21) Subsidiaries of the Registrant — Alico Land Development Company, Inc. (formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971));Agri-Insurance Company, Ltd. (a company formed under the laws of the country of Bermuda incorporated in 2000), Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005)) (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)
(31.1) Rule 13a-14(a) certification
(31.2) Rule 13a-14(a) certification
(32.1) Section 1350 certifications

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALICO, INC.
(Registrant)

December 15 , 2008 Date	/s/ Steven M. Smith Steven M. Smith President & Principal Executive Officer

December 15 , 2008 Date	/s/ Patrick W. Murphy Patrick W. Murphy Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ John R. Alexander	/s/ JD Alexander
John R. Alexander	JD Alexander
Chairman	Director

/s/ Robert E. Lee Caswell	/s/ Evelyn D’An
Robert E. Lee Caswell	Evelyn D’An
Director	Director

/s/ Phillip S. Dingle	/s/ Gregory T. Mutz
Phillip S. Dingle	Gregory T. Mutz
Director	Director

/s/ Charles L. Palmer	/s/ Robert J. Viguet, Jr.
Charles L. Palmer	Robert J. Viguet, Jr.
Director	Director

/s/ Gordon Walker Gordon Walker
Director

December 15, 2008 Date

EXHIBIT INDEX

Exhibit
Number	Description

3(i)	Articles of Incorporation:

3(i)1	Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).

3(i)2
Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)3	Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)4	Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(ii)	Bylaws

3(ii)(1)	By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)

3(ii)(2)	By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

(10)	Material Contracts

(10.1)	Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(10.2)	Cash Purchase Orange Agreement with Tropicana (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

(10.3)	Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

(10.4)	Real Estate Sale Agreement with Ginn Development Corporation (incorporated by reference to Alico’s filing on Form 10Q/A dated January 6, 2005)

(10.5)	First Amendment to Real Estate Sales Agreement with Ginn Development Corporation (incorporated by reference to Alico’s filing on Form 8-K dated December 27, 2006)

Exhibit
Number	Description

(10.6)	Amended Real Estate Sales Agreement with Ginn Development Corporation dated November 11, 2008

(10.7)	Second Amendment and restate Renewal Promissory Note (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)

(10.8)	Second Amendment to Mortgage Deed (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)

(10.9)	Revolving Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated October 17, 2005)

(10.10)	Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated June 1, 2006)

(10.11)	Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

(10.12)	Term note with Farm Credit (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.13)	Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.14)	Amended and Restated RLOC Note (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.15)	Transition, Severence, Non-Compete and Consulting Agreement with John R. Alexander (incorporated by reference to Alico’s filing on Form 8-K dated June 30, 2008)

(10.16)	Transition, Severence, Non-Compete and Consulting Agreement with Dan L. Gunter (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

(14.1)	Code of Ethics amended October 31, 2008

(14.2)	Whistleblower Policy amended October 31, 2008

(21)
Subsidiaries of the Registrant — Alico Land Development Company, Inc. (formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971));Agri-Insurance Company, Ltd. (a company formed under the laws of the country of Bermuda incorporated in 2000), Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005)) (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(31.1)	Rule 13a-14(a) certification

(31.2)	Rule 13a-14(a) certification

(32.1)	Section 1350 certifications