Form 10-Q
period 2008-12-31
ALICO INC
filed 2009-02-09
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
☐ Yes     ☑ No
There were 7,357,106 shares of common stock, par value $1.00 per share, outstanding at February 2, 2009.

Index
Alico, Inc.
Form 10-Q
For the quarter ended December 31, 2008

Part I. Financial Information
Item 1. Financial Statements
ALICO, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended December 31,
	2008	2007
Operating revenue
Agricultural operations	$18,088	$18,107
Non-agricultural operations	957	676
Real estate operations	1,249	3,869

Total operating revenue	20,294	22,652

Operating expenses
Agricultural operations	17,457	17,382
Non-agricultural operations	257	108
Real estate operations	290	891

Total operating expenses	18,004	18,381

Gross profit	2,290	4,271
Corporate general and administrative	3,001	2,913

(Loss) profit from continuing operations	(711)	1,358

Other income (expenses):
Profit on sales of bulk real estate, net	1,546	817
Interest and investment income, net	933	3,448
Interest expense	(2,079)	(2,466)
Other	11	246

Total other income (expense) net	411	2,045

(Loss) income from continuing operations before income taxes	(300)	3,403
(Benefit from) provision for income taxes	(124)	1,188

(Loss) income from continuing operations	(176)	2,215
Income from discontinued operations, net of taxes	—	19

Net (loss) income	(176)	2,234

Weighted-average number of shares outstanding	7,375	7,361

Weighted-average number of shares outstanding assuming dilution	7,375	7,375

Per share amounts- (loss) income from continuing operations:
Basic	$(0.02)	$0.30
Diluted	$(0.02)	$0.30

Per share amounts- net (loss) income
Basic	$(0.02)	$0.30
Diluted	$(0.02)	$0.30
Dividends	$0.28	$0.28
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31,	September 30,
	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$78,213	$54,370
Marketable securities available for sale	1,705	24,267
Accounts receivable, net	10,628	5,394
Federal income tax receivable	5,531	6,388
Mortgages and notes receivable	1,056	2,830
Inventories	27,814	27,451
Deferred tax asset	1,508	1,507
Other current assets	1,112	923

Total current assets	127,567	123,130

Mortgages and notes receivable, net of current portion	6,302	4,774
Investments, deposits and other	8,163	6,975
Deferred tax assets	6,157	6,056
Cash surrender value of life insurance, designated	6,948	7,585
Property, buildings and equipment	183,252	181,429
Less: accumulated depreciation	(57,518)	(56,017)

Total assets	$280,871	$273,932

(continued)

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	(Unaudited)
	December 31,	September 30,
	2008	2008

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,344	$1,847
Income taxes payable	—	281
Notes payable	5,001	5,470
Accrued expenses	5,183	3,372
Dividend payable	2,029	2,027
Accrued ad valorem taxes	—	2,270
Other current liabilities	2,399	2,933

Total current liabilities	17,956	18,200

Notes payable, net of current portion	144,496	132,288
Deferred retirement benefits, net of current portion	3,097	4,151
Commissions and deposits payable	2,568	3,800

Total liabilities	168,117	158,439

Stockholders’ equity:
Common stock	7,377	7,376
Additional paid in capital	9,643	9,474
Treasury stock	(604)	(64)
Accumulated other comprehensive loss	(250)	(92)
Retained earnings	96,588	98,799

Total stockholders’ equity	112,754	115,493

Total liabilities and stockholders’ equity	$280,871	$273,932

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	Decmber 31,
	2008	2007

Net cash (used for) provided by operating activities	$(5,967)	$3,314

Cash flows from investing activities:
Purchases of property and equipment	(2,325)	(2,131)
Purchases of other investments	(121)	(574)
Proceeds from sales of property and equipment	172	586
Purchases of marketable securities	(335)	(15,645)
Proceeds from sales of marketable securities	21,527	12,849
Note receivable collections	1,792	2,873

Net cash provided by (used for) investing activities	20,710	(2,042)

Cash flows from financing activities:
Principal payments on notes payable	(4,930)	(1,824)
Proceeds from notes payable	16,669	11,300
Proceeds from stock transactions	—	16
Treasury stock purchases	(604)	(528)
Dividends paid	(2,035)	(2,024)

Net cash provided by financing activities	9,100	6,940

Net increase in cash and cash equivalents	$23,843	$8,212

Cash and cash equivalents:
At beginning of period	$54,370	$31,599

At end of period	$78,213	$39,811

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$2,396	$2,199

Cash paid for income taxes	$285	$—

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$552	$458

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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended September 30, 2008. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at December 31, 2008 and September 30, 2008 and the consolidated results of operations and cash flows for the three month periods ended December 31, 2008 and 2007.
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
2. Marketable Securities Available for Sale:
The Company has classified 100% of its investments in marketable securities as available for sale and, as such, the securities are carried at estimated fair value. Unrealized gains and losses determined to be temporary are recorded as other comprehensive income, net of related deferred taxes, until realized. Unrealized losses determined to be other than temporary are recognized in the period the determination is made. Marketable Securities classified as non current are included under the caption “Investments, deposits and other” together with deposits and other non current investments.

The cost and estimated fair value of marketable securities available for sale at December 31, 2008 and September 30, 2008 were as follows:

	December 31, 2008				September 30, 2008
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Municipal bonds	$4,200	$—	$(115)	$4,085	$23,493	$3	$(150)	$23,346
Fixed maturity funds	1,325	—	(294)	1,031	1,325	—	—	1,325
Mutual funds	1,704	1	—	1,705	3,529	7	—	3,536
Corporate bonds	—	—	—	—	150	—	(10)	140

Marketable securities available for sale	$7,229	$1	$(409)	$6,821	$28,497	$10	$(160)	$28,347

Non current portion				(5,116)				(4,080)

				1,704				24,267

The aggregate fair value of investments in debt instruments (net of mutual funds of $1,031) as of December 31, 2008 by contractual maturity date consisted of the following:

Due within 1 year	$787
Due between 1 and 2 years	918
Due between 2 and 3 years	—
Due between 3 and 4 years	—
Due between 4 and 5 years	—
Due beyond five years	4,085

Total	$5,790

Debt instruments and funds. The unrealized losses on municipal bonds and mutual funds were primarily due to changes in interest rates. At December 31, 2008 the Company held loss positions in nine debt instruments. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on the evaluation of available evidence as of December 31, 2008.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2008
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds	$1,031	$294	$—	$—	$1,031	$294
Corporate bonds	—	—	—	—	—	—
Municipal Bonds	3,785	115	—	—	3,785	115

Total	$4,816	$409	$—	$—	$4,816	$409

Alico implemented SFAS 157, “Fair Value Measurements” (SFAS 157) on October 1, 2008. SFAS 157 defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS did not have a material effect on the Company’s consolidated financial position, cash flows, or results of operations.
In 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP 157-2), which provided a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. Alico has elected to apply the FSP 157-2 deferral to the applicable non financial assets and liabilities, consisting of certain parcels of real estate, until October 1, 2009.
SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e.; exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e.; inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:
Level 1 — Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.
The following table represents the fair values of Alico’s financial assets and liabilities at December 31, 2008:

	Level 1	Level 2	Level 3
Available for sale securities	2,005	3,785	1,031
The following is a reconciliation of beginning and ending balances for securities using significant unobservable inputs (level 3) for the quarter ended December 31, 2008:

Beginning balances, October 1, 2008:	1,325
Realized gains (losses) for the quarter ended December 31, 2008	—
Unrealized gains (losses) for the quarter ended December 31, 2008	(294)
Purchases, sales, issuances and settlements (net) for the quarter ended December 31, 2008	—
Transfers between valuation categories	—

Balances, December 31, 2008	1,031

Alico utilized a third party to evaluate its auction rate securities. Because the decline in market values are expected to be temporary, Alico included the unrealized losses as a component of other comprehensive income for the quarter ended December 31, 2008.

3. Mortgages and notes receivable:
The balances of the Company’s mortgages and notes receivable were as follows:

	December 31,	September 30,
	2008	2008
	(unaudited)

Mortgage notes receivable on retail land sales	$200	$205
Mortgage notes receivable on bulk land sales	52,320	54,108
Note receivable- other	90	90

Total mortgage and notes receivable	52,610	54,403
Less: Deferred revenue	(45,247)	(46,793)
Discount on notes to impute market interest	(5)	(6)
Current portion	(1,056)	(2,830)

Non-current portion	$6,302	$4,774

The mortgage note receivable on bulk land sales relates to a parcel in Lee County, Florida referred to as the “East parcel” which was sold to the Ginn Companies. In July 2005, Alico’s subsidiary, Alico-Agri entered into a sales contract for the East property, consisting of approximately 4,538 acres for $62.9 million. At the time of the sale, Alico-Agri received a down payment of $6.2 million and a mortgage note of $56.6 million in exchange for the East property.
Alico-Agri records real estate sales following the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” Under these guidelines, gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale represent a 20% continuing interest in the property or for property to be developed after two years, a 25% continuing interest in the property according to the installment sales method. The continuing interest thresholds for gain recognition have not been met for the East contract and Alico-Agri is recognizing gains proportionate to principal receipts through deferred gain accounts which serve to discount the mortgage note receivables under the installment method.
In October 2008, Alico-Agri received a a principal payment of $1.8 million on the East contract in November of 2008. Alico-Agri recognized a profit of $1.5 million as non-operating revenue under the installment method related to the receipt. The remaining future principal payments of the East contract were extended as follows:

Due Date	Due before restructure	Due after restructure
9/28/09	$12,000	$1,000
9/28/10	12,000	1,000
9/28/11	26,128	4,000
9/28/12	-0-	8,000
9/28/13	-0-	12,000
9/28/14	$-0-	$26,320

Additionally during the quarter ended December 31, 2008, the Company recognized $1.2 million of operating revenue upon the expiration of an option contract that had previously been deferred.
Interest will continue to accrue on the unpaid balance of the note and be paid in quarterly installments. The note will bear interest at HSH LIBOR plus 150 basis points from September 29, 2008 to September 28, 2009, HSH LIBOR plus 200 basis points from September 29, 2009 to September 28, 2010 and HSH LIBOR plus 250 basis points thereafter until the note is paid in full.
4. Inventories:
A summary of the Company’s inventories is shown below:

	December 31,	September 30,
	2008	2008
	(unaudited)

Unharvested fruit crop on trees	$14,457	$14,322
Unharvested sugarcane	4,490	5,978
Beef cattle	6,119	5,065
Unharvested sod	482	449
Plants and vegetables	2,206	1,563
Rock, fill and other	60	74

Total inventories	$27,814	$27,451

The Company records its inventory at the lower of cost or net realizable value. Due to changing market conditions, the Company reduced its cattle inventory by $346 thousand and $256 thousand for the three months ended December 31, 2008 and 2007, respectively with corresponding charges to cost of sales during the respective periods.
The slowdown in the housing market has significantly reduced the demand for cultivated sod. As a result, the Company ceased caretaking activities on approximately 230 acres of its sod fields. This decision resulted in a write down of the sod inventory of $461 thousand for the three months ended December 31, 2008. An additional charge of $77 thousand was incurred during the three months ended December 31, 2008 to remove the capitalized sod planting costs.
The Company, through its Bowen subsidiary, enters into sales and purchase agreements for citrus. At December 31, 2008, the average remaining purchase price obligations under these contracts exceeded the contracted sales price delivery prices. As a result, the Company took an impairment charge of $878 thousand to cost of sales at December 31, 2008, and accrued a current liability for the impairment.

5. Income taxes:
The (benefit from) provision for income taxes for the three months ended December 31, 2008 and December 31, 2007 is summarized as follows (unaudited):

	Three months ended December 31,
	2008			2007
		Discontinued	Continuing		Discontinued	Continuing
	Total	Operations	Operations	Total	Operations	Operations
Current
Federal	(106)	—	(106)	904	10	894
State	(18)	—	(18)	257	2	255

Total	(124)	—	(124)	1,161	12	1,149

Deferred
Federal	—	—	—	(24)	—	(24)
State	—	—	—	63		63

Total	—	—	—	39	—	39

Total Provision	(124)	—	(124)	1,200	12	1,188

The Internal Revenue Service (“IRS”) is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006 and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 tax return to June 30, 2010 pursuant to a request by IRS Exams.
6. Indebtedness:
The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving		Mortgage
	line of		note
	credit	Term note	payable	All other	Total
December 31, 2008
Principal balance outstanding	95,140	47,664	6,650	43	149,497
Remaining available credit	29,860	—	—	—	29,860
Effective interest rate	3.75%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2011	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2008
Principal balance outstanding	80,740	50,000	6,967	51	137,758
Remaining available credit	44,260	—	—	—	44,260
Effective interest rate	4.25%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2011	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

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
The Term Note and Revolving Line of Credit contain numerous restrictive covenants including those requiring Alico to maintain a net worth of $110 million, a debt ratio of not greater than 60%, a minimum current ratio of 2:1 and a fixed charge coverage ratio of 1.5:1, and sets limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing.
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
Maturities of the Company’s debt at December 31, 2008 were as follows:

December 31,
2008
Due within 1 year	$5,001
Due between 1 and 2 years	5,239
Due between 2 and 3 years	100,655
Due between 3 and 4 years	5,806
Due between 4 and 5 years	6,120
Due beyond five years	26,676

Total	$149,497

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

Interest expense	$2,079	$2,466
Interest capitalized	13	12

Total interest cost	$2,092	$2,478

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $31 thousand and $25 thousand during the three months ended December 31, 2008 and 2007, respectively for patronage allocations.

7. Discontinued Operations:
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. Alico Plant World generated revenues of $0.9 million for the three months ended December 31, 2007, and a profit of $19 thousand (net of taxes of $12 thousand) or $0.003 per share, for the three months ended December 31, 2007. Total assets of $0.3 million and $1.7 million related to discontinued operations were included in the balance sheets at December 31, 2008 and September 30, 2008, respectively. The Company is currently leasing the Alico Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Alico Plant World’s operations have been reported as discontinued operations.
8. Disclosures about reportable segments:
Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Leasing. Alico’s operations are located in Florida. Alico accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Descriptions of the various activities of the segments are described fully in the Company’s annual report on Form 10-K.
Although the Vegetable and Sod segments do not meet the quantitative thresholds to be considered as reportable segments, information about these segments may be useful and has been included in the schedules below. For a description of the business activities of the Vegetable and Sod segments please refer to Item 1 of the Company’s most recent report on Form 10-K.
The following tables summarize the performance of the Company’s segments for the unaudited three month periods ended December 31, 2008 and 2007, and the related assets and depreciation at December 31, 2008 (unaudited) and September 30, 2008:

	Three months ended
	December 31,
	2008	2007
Revenues (from external customers except as noted)
Bowen	$6,971	$7,815
Intersegment sales through Bowen	1,480	1,264
Citrus groves	5,899	4,665
Sugarcane	3,191	3,221
Cattle	241	486
Real estate	1,249	3,869
Leasing	814	536
Vegetables	1,653	1,724
Sod	133	196

Revenue from segments	21,631	23,776
Other operations	143	140
Less: intersegment revenues eliminated	(1,480)	(1,264)

Total operating revenue	$20,294	$22,652

Operating expenses
Bowen	6,740	7,712
Intersegment sales through Bowen	1,480	1,264
Citrus groves	5,049	3,845
Sugarcane	3,320	3,251
Cattle	550	858
Real estate	290	891
Leasing	229	77
Vegetables	1,553	1,400
Sod	245	316

Segment operating expenses	19,456	19,614
Other operations	28	31
Less: intersegment expenses eliminated	(1,480)	(1,264)

Total operating expenses	$18,004	$18,381

Gross profit (loss):
Bowen	231	103
Citrus groves	850	820
Sugarcane	(129)	(30)
Cattle	(309)	(372)
Real estate	959	2,978
Leasing	585	459
Vegetables	100	324
Sod	(112)	(120)

Gross profit from segments	2,175	4,162
Other	115	109

Gross Profit	$2,290	$4,271

	Three months ended
	December 31,
	2008	2007
Depreciation, depletion and amortization:
Bowen	$89	$62
Citrus groves	535	556
Sugarcane	391	518
Cattle	422	398
Leasing	35	22
Vegetable	47	30
Sod	42	54

Total segment depreciation and amortization	1,561	1,640
Other depreciation, depletion and amortization	380	381

Total depreciation, depletion and amortization	$1,941	$2,021

	December 31,	September 30,
	2008	2008
	(unaudited)
Total assets:
Bowen	$3,798	$2,581
Citrus groves	51,895	49,201
Sugarcane	44,394	43,525
Cattle	19,989	18,343
Leasing	4,651	2,370
Vegetables	6,024	4,213
Sod	985	3,906

Segment assets	131,736	124,139
Other Corporate assets	149,135	149,793

Total assets	$280,871	$273,932

9. Stock Compensation Plans:

The Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. No stock options or stock appreciation rights were granted or exercised during the three months ended December 31, 2008 or 2007.
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
In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in accordance with the terms and description outlined in the tables following. The payment of each installment is subject to continued employment with the Company. At December 31, 2008 and September 30, 2008 there were 27,707 and 8,000 restricted shares, respectively, vested in accordance with these grants.

The following table summarizes the Company’s restricted share awards granted to date including compensation expense related to such grants for the three month periods ending December 31, 2008 and 2007:

					Weighted
			Compensation	Compensation	Average
			Expense	Expense	Grant date
		Fair Market Value	Recognized for	Recognized for	Fair value
Grant Date	Shares Granted	on Date of Grant	2008	2007	Per share
April 2006	20,000	$908	$—	$43
October 2006	20,000	1,239	—	67
January 2008	25,562	1,040	83	—
September 2008	7,500	331	24	—

Total	73,062	$3,518	$107	$110	$48.15

The shares granted in April 2006 were recognized as forfeited in September 2008. Four thousand of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested September 30, 2007. The remaining shares under the October 2006 grant vested June 30, 2008.
A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share, in order to replace previous retirement benefits offered. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. The remaining 17,855 shares granted in January 2008 vest 20% annually in January of each year until fully vested. The shares granted in September 2008 vest 20% annually beginning in September 2010 until fully vested. The fair value of the unvested restricted stock awards at December 31, 2008 was $1.0 million and will be recognized over a weighted average period of five years.
Because Alico reported a loss during the quarter ended December 31, 2008, the unvested restricted stock grants and outstanding stock options were anti-dilutive and therefore, not included in the calculation of diluted per share calculations.
10. Other Comprehensive (Loss) Income:

Other comprehensive income, arising from market fluctuations in the Company’s securities portfolio, was as follows (unaudited):

	For the three months ended
	December 31,
	2008	2007
Accumulated Other Comprehensive (loss) income at beginning of period	$(92)	$49

Change resulting from market fluctuations in investments, net of tax, and realized gains and losses	(158)	(13)

Accumulated Other Comprehensive (loss) income	$(250)	$36

11. Treasury Stock:
The Company’s Board of Directors has authorized the repurchase of up to 131,000 shares of the Company’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under an Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders.
The stock repurchases began in November 2005 and will be made on a quarterly basis until August 31, 2010 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the safe harbor provisions of Rule 10b-18.
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans during the quarter ended December 31, 2008:

			Total shares
			purchased as	Total dollar
			part of publicly	value of shares
	Total number of	Average price	announced plans	purchased
Month	shares purchased	paid per share	or programs	(thousands)

December	15,733	$38.37	15,733	$604

Total	15,733	$38.37	15,733	$604

In accordance with the approved plan, the Company may purchase an additional 43,529 shares.
12. Fair Value of Financial Instruments and Accruals:
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
13. Revision of Prior Period Amounts
During the second quarter of the fiscal year ended September 30, 2008, the Company discovered an error in its accrual of Cooperative retains related to prior periods totaling $854,000. The error did not have an impact on the previously reported cash flows from operating, financing or investing activities, and was considered immaterial to the Company’s previously reported results of operations for the fiscal years ended August 31, 2007 and August 31, 2006. However, since the impact of this error would have been material to the results of operations for the fiscal year ended September 30, 2008, the Company applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance requires that the prior period financial statements be corrected, even though the revision was immaterial to the prior period financial statements.
Based on SAB 108, the prior period income statement amounts have been corrected to include the following adjustments (in thousands):

	Three months ended December 31, 2007
		Reclassified to
	Previously	Discontinued	Continuing
	reported	operations	operations	Adjustment	Revised
Interest and investment income	$4,333	$(31)	$4,302	$(854)	$3,448
Total other income (expense) net	2,949	(50)	2,899	(854)	2,045
Income (loss) before income tax	4,288	(31)	4,257	(854)	3,403
Provision for (benefit from) income taxes	1,498	(12)	1,486	(298)	1,188
Net income	$2,790	$(19)	$2,771	$(556)	$2,215

Earnings per share details:
Basic earnings (loss) per share	$0.380	$(0.003)	$0.377	$(0.080)	$0.297
Diluted earnings (loss) per share	$0.380	$(0.003)	$0.377	$(0.080)	$0.297
The cumulative effect of the adjustment on the Company’s balance sheet was included in the audited balances as of September 30, 2008.
14. Subsequent Events:
On January 6, 2009, the Company utilized a portion of its cash to pay down its Revolving Line of Credit by $50 million.
During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s causing damage to Alico’s citrus, sugarcane and vegetable crops. An estimate of the full extent of the damage has not been completed, but preliminary assessments indicate substantial damage to the Company’s mature vegetable crops, with minor damages to citrus and sugarcane. The full financial impact of this event could be positive or negative and will depend on a multitude of factors including market pricing for the remainder of the season, future growing conditions, how crops recover and future plantings by other area farmers and growers.

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
Liquidity and Capital Resources
Dollar amounts listed in thousands:

	(Unaudited)
	December 31,	September 30,
	2008	2008
Cash & liquid investments	$79,918	$78,637
Total current assets	127,567	123,130
Current liabilities	17,956	18,200
Working capital	109,611	104,930
Total assets	280,871	273,932
Notes payable	$149,497	$137,758
Current ratio	7.10:1	6.77:1
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $125.0 million. Of the $125.0 million credit commitment, $29.9 million was available for Alico’s general use at December 31, 2008 (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).
Cash flows from Operations
Cash flows from operations were ($6.0 million) and $3.3 million for the fiscal quarters ended December 31, 2008 and 2007, respectively. Collections of accounts receivable were slower during the first quarter of fiscal year 2009 compared with the prior year. This trend is regarded as a timing difference and is expected to reverse during subsequent quarters as sales proceeds are collected.
Overall, gross profits during fiscal year 2009 are expected to be lower than those of fiscal year 2008 due to an expected decrease in returns from agricultural operations. Market prices Alico receives for citrus products, typically Alico’s largest source of gross profit, are expected to decline due to increased Florida citrus production and carryover inventories at citrus processing plants.

During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s causing damage to Alico’s citrus, sugarcane and vegetable crops. An estimate of the full extent of the damage has not been completed, but preliminary assessments indicate substantial damage to the Company’s mature vegetable crops, with minor damages to citrus and sugarcane. The full financial impact of this event could be positive or negative and will depend on a multitude of factors including market pricing for the remainder of the season, future growing conditions, how crops recover and future plantings by other area farmers and growers.
Alico experienced increases in the cost of fertilizer, herbicides, insecticides and fuel during the fiscal year ended September 30, 2008. A large portion of these costs related to the production of fiscal year 2009 crops and were inventoried. These costs will be charged to fiscal year 2009 operating expenses as crops are harvested. While several input costs, including fuel, have recently declined from higher levels, significant reductions will not be realized through gross profit until the fiscal year 2010 crops are harvested, assuming the lower costs continue.
In December 2008, Alico offered an option to former and retired employees who were covered under a non-qualified defined benefit deferred compensation plan to terminate future benefits under the plan in exchange for cash equal to the net present value of future vested benefits. Participants with future discounted vested benefits of $1.4 million elected to receive cash pursuant to the option. As such, $1.4 million of retirement benefits were classified as a current liability at December 31, 2008. The benefits were paid in January 2009 from Alico’s available cash reserve.
Cash flows from Investing
In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a payment of $2.5 million, consisting of principal, interest and fees, in connection with the restructure of a real estate contract (“East”) with Ginn- LA Naples, Ltd, LLLP (“Ginn”). Under the terms of the restructured agreement, Alico is scheduled to receive an additional principal payment related to this contract of $1.0 million on September 28, 2009.
Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the future operations and cash flows of Alico.
Cash outlays for land, equipment, buildings, and other improvements totaled $2.3 million and $2.1 million during the quarters ended December 31, 2008 and 2007, respectively. Alico anticipates its capital needs, primarily for the care of young citrus trees, real estate entitlement work, sugarcane plantings, and raising cattle for breeding purposes, at between $7.0 million and $9.0 million for fiscal year 2009.
Cash flows from Financing
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

Alico’s balance sheet has carried large amounts of cash and investments over the past several years in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri-Insurance Co., Ltd. Alico is currently working to fully dissolve Agri. Proceeds received from Agri, including proceeds from the sales of marketable securities, in the form of pre-liquidation distributions enabled Alico to pay $50 million on its Revolving Line of Credit in January 2009.
Alico’s Board of Directors has authorized the repurchase of up to 131,000 shares of Alico’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its Incentive Equity Plans in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders.
All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until August 31, 2010 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, at December 31, 2008 an additional 43,529 shares were available for acquisition. Alico purchased 15,733 shares in the open market at an average price of $38.37 during the quarter ended December 31, 2008 and 12,000 shares at an average price of $43.98 per share during the quarter ended December 31, 2007.
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
Results from Operations
Unaudited results for the quarters ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Operating revenue	$20,294	$22,652
Gross profit	2,290	4,271
General & administrative expenses	(3,001)	(2,913)
(Loss) profit from continuing operations	(711)	1,358
Profit on sale of real estate	1,546	817
Interest and investment income	933	3,448
Interest expense	(2,079)	(2,466)
Other income	11	246
Income tax benefit (provision)	$124	$(1,188)
Effective income tax rate	41.4%	34.9%
(Loss) income from continuing operations	$(176)	$2,215

Alico’s agricultural and real estate operations generally combine to produce the majority of operating revenue, gross profit and income from operations. The decrease in income from continuing operations for the quarter ended December 31, 2008 compared with the quarter ended December 31, 2007 was primarily due to reduced profit from real estate activities.
Profit from the Sale of Real Estate
Beginning in the fiscal year ended August 31, 2006, Alico intensified its efforts toward the planning and strategic positioning of all Company owned land through its Alico Land Development subsidiary. These actions included the hiring of a real estate professional, and seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. Proceeds from the contracts negotiated or substantially renegotiated subsequent to August 31, 2006 are classified as operating items, while proceeds from sales that originated prior to that time and are not deemed to be substantially modified according to U.S. GAAP, are classified as non-operating.
Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.
Alico’s real estate revenues during the quarters ended December 31, 2008 and 2007 have primarily resulted from three contracts with the Ginn Companies for real estate in Lee County Florida referred to as “East”, “West” and “Crockett”. In October 2008, the East contract was renegotiated while Ginn chose not to exercise its option on the West property, and to relinquish any claim it might have had on the Crockett property.
In connection with the restructure, Alico’s Alico-Agri subsidiary received a principal payment of $1.8 million on the East contract in November of 2008. Alico-Agri recognized a profit of $1.5 million as non-operating revenue under the installment method related to the receipt. Additionally, the Company recognized $1.2 million of operating revenue in October 2008 upon the expiration of the West contract option that had previously been deferred.
During the quarter ended December 31, 2007, Alico-Agri recognized a profit of $0.8 million under the installment method on the East contract and $3.9 million profit related to extension payments received pursuant to the West and Crockett contracts.
Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the future operations and cash flows of Alico.

Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.
Alico is currently working to dissolve its Agri-Insurance subsidiary. In connection with this activity, a substantial portion of marketable securities were converted to cash, resulting in lower interest earnings for the quarter ended December 31, 2008 when compared to the quarter ended December 31, 2007.

Additionally, market interest rates for municipal bonds, which comprise a substantial portion of the marketable securities portfolio, have declined over the same time period. During January 2009, Alico reduced its outstanding debt by $50 million. This action is expected to result in lower interest earnings and expense to the Company during the fiscal year ending September 30, 2009.
Alico currently holds several auction rate securities having a total face value of $5.5 million. These securities are highly rated and continue to pay interest, but are not currently liquid. Due to the current state of the markets for these securities, Alico recognized an impairment of $0.3 million during the quarter ended December 31, 2008 and charged the allowance to other comprehensive income. The impaired securities were classified as non-current investments at December 31, 2008 and September 30, 2008.
Interest Expense
Interest expense was lower for the quarter ended December 31, 2008 compared with the quarter ended December 31, 2007, primarily due to decreased average interest rates. A sizable portion of Alico’s debt is indexed to the LIBOR. The LIBOR rate has decreased over the past twelve months due to financial market conditions. During January 2009, Alico reduced its outstanding debt by $50 million. This action is expected to result in lower interest expense to the Company during the fiscal year ending September 30, 2009.
Provision for Income taxes
Alico’s effective tax rate was 41.4% and 34.9% for the quarters ended December 31, 2008 and 2007, respectively. The December 2008 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts which was recognized as a loss for book purposes, but is not deductible for tax purposes. The December 2007 rate differed from the expected combined Federal and State blended rate of 38% due to interest earnings on tax exempt securities.

Operating Revenue

	Three months ended December 31,
	2008	2007
Revenues
Agriculture:
Bowen	$6,971	$7,815
Citrus groves	5,899	4,665
Sugarcane	3,191	3,221
Cattle	241	486
Vegetables	1,653	1,724
Sod	133	196
Native trees and shrubs	18	—

Agriculture operations revenue	18,106	18,107
Real estate activities	1,249	3,869
Land leasing and rentals	814	536
Mining royalties	125	140

Total operating revenue	$20,294	$22,652

Operating revenues declined by 10.4% during the quarter ended December 31, 2008 when compared with the quarter ended December 31, 2007, primarily due to reduced revenues from real estate activities.
Gross Profit

	Three months ended December 31,
	2008	2007
Gross profit (loss):
Agriculture:
Bowen	$231	$103
Citrus groves	850	820
Sugarcane	(129)	(30)
Cattle	(309)	(372)
Vegetables	100	324
Sod	(112)	(120)
Native trees and shrubs	18	—

Gross profit from agricultural operations	649	725
Real estate activities	959	2,978
Land leasing and rentals	585	459
Mining royalties	97	109

Gross Profit (loss)	$2,290	$4,271

Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of producing the products.
The decline in gross profit during the quarter ended December 31, 2008 compared with the quarter ended December 31, 2007 was primarily due to reduced profit from real estate activities.

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
Bowen
Bowen’s operations generated revenues of $7.0 million and $7.8 million for the quarters ended December 31, 2008 and 2007, respectively. Gross profits were $0.2 million, and $0.1 million during the quarters ended December 31, 2008 and 2007, respectively. Citrus prices declined 12% during the quarter ended December 31, 2008 when compared with the quarter ended December 31, 2007, which caused a corresponding decline in Bowen’s revenue.
At December 31, 2008, the average remaining purchase price obligations under forward purchase contracts exceeded the contracted sales price delivery prices. As a result, the Company took an impairment charge of $878 thousand to cost of sales at December 31, 2008, and established a current liability for the impairment.
Citrus Groves
The Citrus Groves division recorded gross revenues of $5.9 million and $4.7 million and gross profits of $0.9 million and $0.8 million, for the quarters ended December 31, 2008 and 2007, respectively. The increase in revenue and gross profits for the quarter ended December 31, 2008 compared with December 31, 2007 was due to an increase in the number of citrus boxes harvested, and is timing related. This timing difference is expected to reverse during the course of fiscal year 2009 as the total boxes harvested is expected to be slightly less in fiscal year 2009 than in 2008.
Alico has contracts with several citrus processors with pricing mechanisms based on a minimum price along with a price increase if market conditions exceed the minimum. Based on current market conditions and outlooks, Alico expects to receive the minimum contracted price for its citrus for the fiscal year ending September 30, 2009, which is expected to cause a decline in gross citrus prices and operating revenue, and a corresponding decline in gross profit.
Sugarcane
Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Sugarcane revenues were $3.2 million and $3.2 million during the quarters ended December 31, 2008 and 2007, respectively. Sugarcane generated losses of $129 thousand and $30 thousand during the quarters ended December 31, 2008 and 2007, respectively.

Cattle
Cattle revenues were $241 thousand and $486 thousand and losses from cattle operations were $0.3 million and $0.4 million for the quarters ended December 31, 2008 and 2007, respectively. During the quarters ended December 31, 2008 and 2007, Alico wrote down its cattle inventories by $0.3 million and $0.3 million, respectively, to their net realizable value. Declines in the futures price for live cattle prompted the Company to recognize the losses.
The cattle industry has typically operated on a ten year cycle as cow-calf producers expand inventories in response to profits and reduce herd sizes in response to losses. Alico’s cattle strategy has been reducing herd sizes during the expansion phase of the cycle and building herd size through opportunistic acquisitions during the contraction phase. Several atypical factors have combined to alter the cattle cycle in the past few years including the utilization of former pastures for corn production due to increased ethanol demand, and drought conditions in the Southeastern United States. Due to these changes, Alico is continuing to reevaluate its cattle strategy to determine the most profitable course of action in the current environment.
Vegetables
Revenues from the sale of vegetables were $1.7 million and $1.7 million for the quarters ended December 31, 2008 and 2007, respectively. Gross profits from the vegetable division were $0.1 million and $0.3 million over the same periods. Increased production costs have caused profit margins to decline.
Sod
Sod revenues were $0.1 million and $0.2 million for the quarters ended December 31, 2008 and 2007, respectively. Losses from the sod division were $0.1 million and $0.1 million over the same periods.
Non Agricultural Operations
Land leasing and rentals
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $0.8 million and $0.5 million for the quarters ended December 31, 2008 and December 31, 2007, respectively, generating gross profits of $0.6 million and $0.5 million, respectively. Alico plans to continue to increase its leasing activities as opportunity allows.
Changes in Officers
Dan L. Gunter resigned as Chief Executive Officer effective November 17, 2008. The Board of Directors appointed Steven M. Smith as the Principal Executive Officer on November 17, 2008. Mr. Smith had formerly served as Alico’s Senior Vice-President of Agriculture Operations since November 2006, and as the Company’s Citrus Division Vice President from 1996 to 2006. The terms of these changes are more fully described in the Company’s filing on Form 8-K of November 21, 2008.

Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $9.0 million at December 31, 2008. At December 31, 2008, the average remaining purchase price obligations under these contracts exceeded the contracted sales price delivery prices. As a result, the Company took an impairment charge of $878 thousand to cost of sales at December 31, 2008, and established a current liability for the impairment. All of these contracts will be fulfilled by the end of the fiscal year 2010.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico-J&J, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC. J&J Farms has continued to utilize the equipment and make the monthly lease payments. Alico’s maximum total remaining unpaid obligations under these leases, should J&J Farms default on its obligations, was $0.5 million at December 31, 2008.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2008 Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There are no material changes since the Company’s disclosure of this item on its last annual report on Form 10-K.
ITEM 4. Controls and Procedures
The Company’s management, including the Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against J. D. Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlanticblue, Inc., a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that J.D. Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants J. D. Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.
There are no additional items to report during this interim period.
ITEM 1A. Risk Factors.
There were no significant changes regarding risk factors from those disclosed in the Company’s annual report on Form 10-K.
ITEM 2. Unregistered sales of Equity Securities.
There are no items to report during this interim period.
ITEM 3. Defaults Upon Senior Securities.
There are no items to report during this interim period.
ITEM 4. Submission of Matters to a Vote of Security Holders.
There are no items to report during this interim period.
ITEM 5. Other Information.
There are no items to report during this interim period.
ITEM 6. Exhibits.

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
ALICO, INC.
(Registrant)
February 9, 2009
Steven M. Smith
President & Principal Executive Officer
(Signature)
February 9, 2009
Patrick W. Murphy
Chief Financial Officer
(Signature)
February 9, 2009
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

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