Form 10-Q
period 2009-03-31
ALICO INC
filed 2009-05-11
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 7,369,201 shares of common stock, par value $1.00 per share, outstanding at May 4, 2009.

Index
Alico, Inc.
Form 10-Q
For the quarter ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
ALICO, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Operating revenue
Agricultural operations	$32,393	$47,460	$50,481	$65,567
Non-agricultural operations	830	722	1,787	1,398
Real estate operations	123	—	1,372	3,869

Total operating revenue	33,346	48,182	53,640	70,834

Operating expenses
Agricultural operations	31,680	41,349	49,137	58,731
Non-agricultural operations	316	136	573	244
Real estate operations	298	542	588	1,433

Total operating expenses	32,294	42,027	50,298	60,408

Gross profit	1,052	6,155	3,342	10,426
Corporate general and administrative	2,811	3,884	5,812	6,797

(Loss) profit from continuing operations	(1,759)	2,271	(2,470)	3,629

Other income (expenses):
Profit on sales of bulk real estate, net	—	—	1,546	817
Interest and investment income, net	44	1,950	977	5,398
Interest expense	(1,258)	(1,103)	(3,337)	(3,569)
Other	7,007	(261)	7,018	(15)

Total other income net	5,793	586	6,204	2,631

Income from continuing operations before income taxes	4,034	2,857	3,734	6,260
Provision for income taxes	1,977	1,190	1,853	2,378

Income from continuing operations	2,057	1,667	1,881	3,882
(Loss) from discontinued operations, net of taxes	—	(129)	—	(110)

Net income	$2,057	$1,538	$1,881	$3,772

Weighted-average number of shares outstanding	7,360	7,364	7,368	7,362

Weighted-average number of shares outstanding assuming dilution	7,368	7,380	7,377	7,377

Per share amounts- income from continuing operations:
Basic	$0.28	$0.23	$0.26	$0.53
Diluted	$0.28	$0.23	$0.25	$0.53

Per share amounts- net income
Basic	$0.28	$0.21	$0.26	$0.51
Diluted	$0.28	$0.21	$0.25	$0.51
Dividends	$0.14	$0.28	$0.41	$0.55
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31,	September 30,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$22,656	$54,370
Investments	6,887	24,267
Accounts receivable, net	6,991	5,394
Federal income tax- receivable	4,576	6,388
Mortgages and notes receivable	66	2,830
Inventories	20,870	27,451
Deferred tax asset	1,630	1,507
Other current assets	394	923

Total current assets	64,070	123,130

Mortgages and notes receivable, net of current portion	7,288	4,774
Investments, deposits and other non-current assets	8,662	6,975
Deferred tax assets	6,055	6,056
Cash surrender value of life insurance, designated	6,675	7,585
Property, buildings and equipment	184,064	181,429
Less: accumulated depreciation	(58,709)	(56,017)

Total assets	$218,105	$273,932

(continued)

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	(Unaudited)
	March 31,	September 30,
	2009	2008

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,469	$1,847
Income taxes payable	—	281
Notes payable	4,995	5,470
Accrued expenses	3,141	3,372
Dividend payable	1,013	2,027
Accrued ad valorem taxes	705	2,270
Other current liabilities	1,393	2,933

Total current liabilities	14,716	18,200

Notes payable, net of current portion	83,577	132,288
Deferred retirement benefits, net of current portion	3,142	4,151
Commissions and deposits payable	2,616	3,800

Total liabilities	104,051	158,439

Stockholders’ equity:
Common stock	7,377	7,376
Additional paid in capital	9,573	9,474
Treasury stock	(535)	(64)
Accumulated other comprehensive income (loss)	8	(92)
Retained earnings	97,631	98,799

Total stockholders’ equity	114,054	115,493

Total liabilities and stockholders’ equity	$218,105	$273,932

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended March 31,

	2009	2008

Net cash provided by operating activities	$8,645	$17,163

Cash flows from investing activities:
Purchases of property and equipment	(4,026)	(3,274)
Purchases of investments	(5,910)	(886)
Proceeds from sales of property and equipment	320	1,353
Proceeds from sales of investments	21,546	38,138
Note receivable collections	1,796	2,858

Net cash provided by investing activities	13,726	38,189

Cash flows from financing activities:
Principal payments on notes payable	(73,222)	(20,949)
Proceeds from notes payable	24,036	17,500
Proceeds from stock option exercises	16	31
Treasury stock purchases	(852)	(802)
Dividends paid	(4,063)	(4,048)

Net cash provided used for financing activities	(54,085)	(8,268)

Net (decrease) increase in cash and cash equivalents	$(31,714)	$47,084

Cash and cash equivalents:
At beginning of period	$54,370	$31,599

At end of period	$22,656	$78,683

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$3,606	$4,676

Cash paid for income taxes	$1,482	$—

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$552	$458

See accompanying notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1. Basis of financial statement presentation:
The accompanying condensed consolidated financial statements (“Financial Statements”) include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Alico Land Development, Inc., Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the “Company”) after elimination of all significant intercompany balances and transactions.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the fiscal year ended September 30, 2008. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at March 31, 2009 and September 30, 2008 and the consolidated results of operations and cash flows for the three and six month periods ended March 31, 2009 and 2008.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2008 have been reclassified to conform to the 2009 presentation.
2. Investments, deposits and other non-current assets:

The Company’s investments, deposits and other non-current assets consisted of the following:

	March 31, 2009 (Unaudited)			September 30, 2008
	Current	Non-current	Total	Current	Non-current	Total
Auction rate municipal bonds	$—	$4,017	$4,017	$20,591	$2,755	$23,346
Auction rate mutual funds (municipals)	—	1,170	1,170	—	1,325	1,325
U.S. Treasury notes and bonds	1,048	—	1,048	1,599	—	1,599
Corporate bonds	2,010	—	2,010	140	—	140
Certificates of deposit	3,829	—	3,829	1,937	—	1,937

Available for sale securities	6,887	5,187	12,074	24,267	4,080	28,347
Cooperative retains receivable, net	—	1,341	1,341	—	1,095	1,095
Stock in agricultural cooperatives	—	802	802	—	804	804
Escrowed funds	—	150	150	—	150	150
Intangibles	—	670	670	—	629	629
Other	—	512	512	—	217	217

Total	$6,887	$8,662	$15,549	$24,267	$6,975	$31,242

The Company reports available for sales securities at estimated fair value. Unrealized gains and losses occurring solely due to changes in market interest rates are recorded as other comprehensive income, net of related deferred taxes, until realized. All other unrealized losses are recognized in the Statement of Operations in the period the determination is made. During the quarter ended March 31, 2009, the Company recognized losses totaling $338 thousand which were determined to be other than temporary declines in market values. These losses related to the auction rate municipal bonds and mutual funds held by the Company, for which there is not currently an active market.
The cost and estimated fair value of available for sale securities at March 31, 2009 and September 30, 2008 were as follows:

	March 31, 2009				September 30, 2008
		(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Municipal bonds	$4,017	$—	$—	$4,017	$23,493	$3	$(150)	$23,346
Certificates of Deposit	3,830	—	(1)	3,829	1,937	—	—	1,937
US Treasury Notes & Bonds	1,048	—	—	1,048	1,592	7	—	1,599
Mutual Funds	1,170	—	—	1,170	1,325	—	—	1,325
Corporate bonds	2,001	9	—	2,010	150	—	(10)	140

Total	$12,066	$9	$(1)	12,074	$28,497	$10	$(160)	$28,347

Non current portion				(5,187)				(4,080)

Current				$6,887				$24,267

The aggregate fair value of investments in debt instruments (net of mutual funds of $1,170) as of March 31, 2009 by contractual maturity date consisted of the following:

Due within 1 year	$4,877
Due between 1 and 2 years	2,010
Due between 2 and 3 years	—
Due between 3 and 4 years	—
Due between 4 and 5 years	—
Due beyond five years	4,017

Total	$10,904

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

March 31, 2009
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity funds (CD’s)	$236	$1	$—	$—	$236	$1
Corporate bonds	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—

Total	$236	$1	$—	$—	$236	$1

3. Mortgages and notes receivable:

The balances of the Company’s mortgages and notes receivable were as follows:

	March 31,	September 30,
	2009	2008
	(unaudited)

Mortgage notes receivable on retail land sales	$194	$205
Mortgage notes receivable on bulk land sales	52,320	54,108
Note receivable- other	90	90

Total mortgage and notes receivable	52,604	54,403
Less: Deferred revenue	(45,246)	(46,793)
Discount on notes to impute market interest	(4)	(6)
Current portion	(66)	(2,830)

Non-current portion	$7,288	$4,774

The mortgage note receivable on bulk land sales relates to a parcel in Lee County, Florida referred to as the “East parcel” which was sold to the Ginn Companies. In July 2005, Alico’s subsidiary, Alico-Agri, entered into a sales contract for the East property, consisting of approximately 4,538 acres for a total sales price of $62.9 million. At the time of the sale, Alico-Agri received a down payment of $6.2 million and a mortgage note of $56.6 million in exchange for the East parcel.
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

In November 2008, Alico-Agri received a principal payment of $1.8 million on the East contract. Alico-Agri recognized a profit of $1.5 million as non-operating revenue under the installment method related to the receipt. The remaining future principal payments of the East contract were extended as follows:

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
In April 2009, the purchaser defaulted on the contract. For further information please refer to Note 14 to the Unaudited Condensed Consolidated Financial Statements.
4. Inventories:
A summary of the Company’s inventories is shown below:

	March 31,	September 30,
	2009	2008
	(unaudited)

Unharvested fruit crop on trees	$12,798	$14,322
Unharvested sugarcane	961	5,978
Beef cattle	5,177	5,065
Unharvested sod	495	449
Plants and vegetables	1,398	1,563
Rock, fill and other	41	74

Total inventories	$20,870	$27,451

The following schedule details net realizable value adjustments to the Company’s inventories for the periods reported. All adjustments to inventory resulted from changing market conditions for the respective crops and were realized as cost of sales in the period of adjustment (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Unharvested citrus	$—	$—	$878	$—
Unharvested sugarcane	570	—	570	—
Beef cattle	665	747	1,011	1,003
Unharvested sod	—	—	538	—
Unharvested vegetables	658	73	658	261
Rock, fill and other	—	—	—	—

Total	$1,893	$820	$3,655	$1,264

5. Income taxes:
The provision for income taxes for the three and six months ended March 31, 2009 and March 31, 2008 is summarized as follows (unaudited):

	Three months ended March 31, 2009			Six months ended March 31, 2009

	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total

Current
Federal	$1,727	$—	$1,727	$1,621	$—	$1,621
State	428	—	428	410	—	410

Total current	2,155	—	2,155	2,031	—	2,031

Deferred
Federal	(121)	—	(121)	(121)	—	(121)
State	(57)	—	(57)	(57)	—	(57)

Total deferred	(178)	—	(178)	(178)	—	(178)

Total Provision	$1,977	$—	$1,977	$1,853	$—	$1,853

	Three months ended March 31, 2008			Six months ended March 31, 2008
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total

Current
Federal	$799	$(68)	$731	$1,693	$(58)	$1,635
State	166	(12)	154	421	(10)	411

Total current	965	(80)	885	2,114	(68)	2,046

Deferred
Federal	(74)	—	(74)	(98)	—	(98)
State	299	—	299	362	—	362

Total deferred	225	—	225	264	—	264

Total Provision	$1,190	$(80)	$1,110	$2,378	$(68)	$2,310

The Internal Revenue Service (“IRS”) is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006 and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 tax return to June 30, 2010 pursuant to a request by IRS Exams.
6. Indebtedness:
The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving		Mortgage
	line of		note
	credit	Term note	payable	All other	Total
March 31, 2009
Principal balance outstanding	34,540	47,664	6,333	35	88,572
Remaining available credit	40,460	—	—	—	40,460
Effective interest rate	3.125%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2012	Sept. 2018	Mar. 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various

September 30, 2008
Principal balance outstanding	80,740	50,000	6,967	51	137,758
Remaining available credit	44,260	—	—	—	44,260
Effective interest rate	4.25%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2011	Sept. 2018	Mar. 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various

Alico, Inc. has a Term Note, a Mortgage and a Revolving Line of Credit (RLOC) with Farm Credit of Southwest Florida. All three agreements are cross collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production. The Term Note and Revolving Line of Credit are additionally collateralized by 43,847 acres of real estate in Hendry County used for cattle ranching, farm and recreational leases.
The Term Note calls for equal payments of principal and interest of $1.7 million per quarter over a ten year term until maturity. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity.

On March 30, 2009 the Company modified its RLOC with Farm Credit of Southwest Florida. According to the terms of the modification, the total availability of funds under the RLOC was reduced from $125 million to $75 million. Additionally, several covenants were modified as follows: a) the covenant requiring the Company to maintain stockholder equity of at least $110 million was eliminated in its entirety b) the minimum current ratio was increased to 2.5 to 1 from 2.0 to 1 and c) the fixed charge coverage ratio was replaced by a debt coverage ratio requiring the Company to maintain a debt coverage of not less than 1.10 to 1 on a rolling four quarter basis. The maturity date of the RLOC was extended from August 1, 2011 to August 1, 2012. The interest rate index was changed from 3 month LIBOR to 1 month LIBOR, and the interest rate spreads increased by 100 basis points. The Company also pledged an additional 10,147 acres of real estate in Hendry County, Florida. In addition to the covenants discussed above, the agreements set limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing. The RLOC provides $75.0 million which may be used for general corporate purposes including: (i) the normal operating needs of Alico and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Revolving Line of Credit also allows for an annual extension at the lender’s option.
The Company’s Chairman of the Board of Directors, John R. Alexander, is a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida. Mr. Alexander abstains from voting on matters that directly affect the Company.

Maturities of the Company’s debt were as follows: (unaudited)

March 31,
2009
Due within 1 year	$4,995
Due between 1 and 2 years	5,239
Due between 2 and 3 years	5,515
Due between 3 and 4 years	40,344
Due between 4 and 5 years	6,120
Due beyond five years	26,359

Total	$88,572

Interest costs expensed and capitalized to property, buildings and equipment were as follows (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Interest expense	$1,258	$1,103	$3,337	$3,569
Interest capitalized	14	3	27	15

Total interest cost	$1,272	$1,106	$3,364	$3,584

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $36 thousand and $67 thousand during the three and six months ended March 31, 2009, respectively, and by $1.0 million during the three and six months ended March 31, 2008, respectively for patronage allocations. Patronage receivable is included with investments, deposits and other non-current assets.

7. Discontinued Operations:
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. The Company is currently leasing the Alico Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Alico Plant World’s operations have been reported as discontinued operations. For further information regarding the financial impact of Alico Plant World’s operations, refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements.
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
Although the Vegetable segment does not meet the quantitative thresholds to be considered as a reportable segment, information about this segment may be useful and has been included in the schedules below. For a description of the business activities of the Vegetable segment please refer to Item 1 of the Company’s most recent annual report on Form 10-K.

The following tables summarize the performance of the Company’s segments for the unaudited three and six month periods ended March 31, 2009 and 2008, and the related assets and depreciation at March 31, 2009 (unaudited) and September 30, 2008:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues (from external customers except as noted)
Bowen	$9,672	$19,028	$16,643	$26,843
Intersegment sales through Bowen	3,489	4,294	4,969	5,558
Citrus groves	14,923	18,486	20,822	23,151
Sugarcane	3,870	4,539	7,061	7,760
Cattle	2,128	2,916	2,369	3,402
Real estate	123	—	1,372	3,869
Leasing	732	577	1,546	1,113
Vegetables	1,639	2,214	3,292	3,938

Revenue from segments	36,576	52,054	58,074	75,634
Other operations	259	422	535	758
Less: intersegment revenues eliminated	(3,489)	(4,294)	(4,969)	(5,558)

Total operating revenue	$33,346	$48,182	$53,640	$70,834

Operating expenses
Bowen	9,162	18,272	15,902	25,984
Intersegment sales through Bowen	3,489	4,294	4,969	5,558
Citrus groves	11,305	12,304	16,354	16,149
Sugarcane	5,660	4,367	8,980	7,618
Cattle	2,837	3,471	3,387	4,329
Real estate	298	542	588	1,433
Leasing	290	111	519	188
Vegetables	2,671	2,713	4,224	4,113

Segment operating expenses	35,712	46,074	54,923	65,372
Other operations	71	247	344	594
Less: intersegment expenses eliminated	(3,489)	(4,294)	(4,969)	(5,558)

Total operating expenses	$32,294	$42,027	$50,298	$60,408

Gross profit (loss):
Bowen	510	756	741	859
Citrus groves	3,618	6,182	4,468	7,002
Sugarcane	(1,790)	172	(1,919)	142
Cattle	(709)	(555)	(1,018)	(927)
Real estate	(175)	(542)	784	2,436
Leasing	442	466	1,027	925
Vegetables	(1,032)	(499)	(932)	(175)

Gross profit from segments	864	5,980	3,151	10,262
Other	188	175	191	164

Gross Profit	$1,052	$6,155	$3,342	$10,426

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Depreciation, depletion and amortization:
Bowen	$87	$116	$176	$178
Citrus groves	528	555	1,063	1,111
Sugarcane	463	411	854	929
Cattle	418	543	840	941
Leasing	58	22	93	44
Vegetable	53	29	100	59

Total segment depreciation and amortization	1,607	1,676	3,126	3,262
Other depreciation, depletion and amortization	395	480	817	915

Total depreciation, depletion and amortization	$2,002	$2,156	$3,943	$4,177

	March 31,	September 30,
	2009	2008
	(unaudited)
Total assets:
Bowen	$2,683	$2,581
Citrus groves	47,313	49,201
Sugarcane	41,575	43,525
Cattle	19,397	18,343
Leasing	4,593	2,370
Vegetables	4,778	4,213

Segment assets	120,339	120,233
Other Corporate assets	97,766	153,699

Total assets	$218,105	$273,932

9. Stock Compensation Plans:

The Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. No stock options or stock appreciation rights were granted or exercised during the six months ended March 31, 2009 or 2008.
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
In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in accordance with the terms and description outlined in the tables following. The payment of each installment is subject to continued employment with the Company. At March 31, 2009 and September 30, 2008 there were 31,278 and 27,707 restricted shares, respectively, vested in accordance with these grants.

The following table summarizes the Company’s restricted share awards granted to date including compensation expense related to such grants for the six month periods ended March 31, 2009 and 2008:

					Weighted
			Compensation	Compensation	Average
			Expense	Expense	Grant date
		Fair Market Value	Recognized for	Recognized for	Fair value
Grant Date	Shares Granted	on Date of Grant	2009	2008	Per share
April 2006	20,000	$908	$—	$86
October 2006	20,000	1,239	—	134
January 2008	25,562	1,040	139	417
September 2008	7,500	331	48	—

Total	73,062	$3,518	$187	$637	$48.15

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
Alico recognizes compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the 21,784 shares of unvested restricted stock awards at March 31, 2009 was $523 thousand and will be recognized over a weighted average period of four years.
10. Revision of Prior Period Amounts:
During the second quarter of the fiscal year ended September 30, 2008, the Company discovered an error in its accrual of Cooperative retains related to prior periods totaling $854 thousand. The error did not have an impact on the previously reported cash flows from operating, financing or investing activities, and was considered immaterial to the Company’s previously reported results of operations for the fiscal years ended August 31, 2007 and August 31, 2006. However, since the impact of this error would have been material to the results of operations for the fiscal year ended September 30, 2008, the Company applied the guidance of Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). This guidance requires that the prior period financial statements be corrected, even though the revision was immaterial to the prior period financial statements.

Based on SAB 108, the prior period income statement amounts have been corrected to include the following adjustments:

	Originally filed		Discontinued Operations		Restatement		Adjusted
	Quarter ended	Six months ended	Quarter ended	Six months ended	Quarter ended	Six months ended	Quarter ended	Six months ended
	March 31, 2008		March 31, 2008		March 31, 2008		March 31, 2008
Agricultural revenue	48,553	67,562	(1,093)	(1,995)	—	—	47,460	65,567
Operating revenue	49,275	72,829	(1,093)	(1,995)	—	—	48,182	70,834
Agricultural expenses	42,613	60,828	(1,264)	(2,097)	—	—	41,349	58,731
Operating expenses	43,291	62,505	(1,264)	(2,097)	—	—	42,027	60,408
Gross profit	5,984	10,324	171	102	—	—	6,155	10,426
General & administrative expenses	3,981	6,982	(97)	(185)	—	—	3,884	6,797
Profit from continuing operations	2,003	3,342	268	287	—	—	2,271	3,629
Interest and investment income	1,987	6,320	(37)	(68)	—	(854)	1,950	5,398
Other income (expense)	(239)	26	(22)	(41)	—	—	(261)	(15)
Income from continuing operations before income taxes	2,648	6,936	209	178	—	(854)	2,857	6,260
Provision for income taxes	1,110	2,608	80	68	—	(298)	1,190	2,378
Income from continuing operations	1,538	4,328	129	110	—	(556)	1,667	3,882
Discontinued operations net of taxes	—	—	(129)	(110)	—	—	(129)	(110)
Net income	1,538	4,328	—	—	—	(556)	1,538	3,772
Earnings per share from continuing operations	0.21	0.59	0.02	0.01	—	(0.08)	0.23	0.53
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
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans during the quarter ended March 31, 2009:

			Total shares	Total dollar
			purchased as part	value of
	Total number	Average	of publicly	shares
	of shares	price paid	announced plans	purchased
Date	purchased	per share	or programs	(thousands)
January	4,267	$41.67	4,267	$178
February	2,500	28.38	2,500	71

Total	6,767	$36.76	6,767	$249

Total purchases under the plan have totaled 94,238 since November 2005. In accordance with the approved plan, the Company may purchase an additional 36,762 shares.

12. Fair Value Measurements
The carrying amounts in the consolidated balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair market value. Alico carries its investments and securities available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.
Alico implemented SFAS 157, “Fair Value Measurements” (SFAS 157) on October 1, 2008. SFAS 157 defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, cash flows, or results of operations.
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
SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e.inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:
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

The following table represents the fair values of Alico’s financial assets and liabilities at March 31, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
Description	Fair value	(level 1)	(level 2)	(level 3)
Assets:
Available for sale investments	12,074	7,158	3,746	1,170
Other investments	3,475	—	—	3,475
Cash surrender value of life insurance policies	6,675	—	6,675	—

	22,224	7,158	10,421	4,645

Liabilities
Deferred retirement benefits	3,414	—	—	3,414
The following is a reconciliation of beginning and ending balances for securities using level 3 inputs as defined above for the quarter ended March 31, 2009:

	Available for sale	Other
	investments	investments	Total
Beginning balance	$1,325	$3,047	$4,372
Realized and unrealized gains (losses) included in earnings	(155)	—	(155)
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements	—	428	428
Transfers in or out of level 3	—	—	—

Ending balance	$1,170	$3,475	$4,645

	Interest and
	investment income	Total
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets held at March 31, 2009	(155)	$(155)

Deferred retirement
benefits
Beginning balance	4,749
Realized and unrealized gains (losses) included in earnings	—
Realized and unrealized gains (losses) included in other comprehensive income	—
Purchases, sales, issuances and settlements	(1,335)
Transfers in or out of level 3	—

Ending balance	3,414

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at March 31, 2009	$—

Alico utilized third party service providers to evaluate its investments and deferred retirement liability. Cash surrender values were provided by the Company’s policy providers.
13. Other income:
A settlement agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during its second quarter ended March 31, 2009.
14. Subsequent Events:
On April 22, 2009 the Company’s Alico-Agri, Ltd. subsidiary announced a default on a land sale contract related to the sale of the East parcel in Lee County, Florida.
Under the terms of the contract, a quarterly interest payment of $283 thousand was due on March 30, 2009. When the payment was not received, Alico-Agri issued the required 15 day notice of delinquency. Alico-Agri is evaluating its options in determining the most expeditious procedure to reclaim the property. The property consists of a 4,538 acre parcel located next to Florida Gulf Coast University in Lee County, Florida a portion of which was a former rock mine. A development order for the property allows up to 336 residential units. Pursuant to the contract, Ginn is entitled to receive a release of 399 acres in exchange for prior principal payments. The Company is currently researching the impact on its financial statements which will include reclassifying the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.3 million less deferred revenue of $45.2 million) as basis in the property. The note receivable was reclassified as non-current in the accompanying condensed consolidated balance sheet.

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
Liquidity and Capital Resources
Dollar amounts listed in thousands:

	(Unaudited)
	March 31,	September 30,
	2009	2008
Cash & liquid investments	$29,543	$78,637
Total current assets	64,070	123,130
Current liabilities	14,716	18,200
Working capital	49,354	104,930
Total assets	218,105	273,932
Notes payable	$88,572	$137,758
Current ratio	4.35:1	6.77:1
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds. In addition, Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $75.0 million. Of the $75.0 million credit commitment, $40.4 million was available for Alico’s general use at March 31, 2009 (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).
Cash flows provided by Operations
Cash flows from operations were $8.6 million and $17.2 million for the six months ended March 31, 2009 and 2008, respectively. Overall, revenues and gross profits during fiscal year 2009 are expected to remain lower than those of fiscal year 2008 due to a decrease in returns from agricultural operations. The market prices Alico receives for citrus products, typically Alico’s largest source of gross profit, have declined due to increased Florida citrus production and carryover inventories at citrus processing plants.

During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s causing damage to Alico’s sugarcane and vegetable crops of approximately $1.4 million.
Alico experienced increases in the cost of fertilizer, herbicides, insecticides and fuel during the fiscal year ended September 30, 2008. A large portion of these costs related to the production of fiscal year 2009 crops and were inventoried. These costs are being charged to fiscal year 2009 operating expenses as crops are harvested. While several input costs, including fuel, have recently declined from higher levels, significant reductions will not be realized through gross profit until the fiscal year 2010 crops are harvested, assuming the lower costs continue.
A settlement agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during the three months ended ended March 31, 2009.
In December 2008, Alico offered an option to former and retired employees who were covered under a non-qualified defined benefit deferred compensation plan to terminate future benefits under the plan in exchange for cash equal to the net present value of future vested benefits. Participants with future discounted vested benefits of $1.4 million elected to receive cash pursuant to the option and were paid in January 2009.
Cash flows provided by Investing Activities
Alico is currently working to dissolve its Agri-Insurance subsidiary. Proceeds received from the liquidation of investments held by Agri, enabled Alico to pay $50 million on its RLOC in January 2009.
In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a payment of $2.5 million, consisting of principal, interest and fees, in connection with the restructure of a real estate contract (“East”) with Ginn- LA Naples, Ltd, LLLP (“Ginn”).
Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico, through its subsidiary Alico Land Development, continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the future operations and cash flows of Alico.

Cash flows used for Financing Activities
On March 30, 2009, the Company modified its Revolving Line of Credit (RLOC) with Farm Credit of Southwest Florida. According to the terms of the modification, the total availability of funds under the RLOC was reduced to $75.0 million from $125.0 million. Additionally, several covenants were modified as follows: a) the covenant requiring the Company to maintain stockholder equity of at least $110 million was eliminated in its entirety b) the minimum current ratio was increased to 2.5 to 1 from 2.0 to 1 and c) the fixed charge coverage ratio was replaced by a debt coverage ratio requiring the Company to maintain a debt coverage of not less than 1.10 to 1 on a rolling four quarter basis. The maturity date of the RLOC was extended from August 1, 2011 to August 1, 2012. The interest rate index was changed from 3 month LIBOR to 1 month LIBOR, and the interest rate spreads increased by 100 basis points. The Company also pledged an additional 10,147 acres of real estate in Hendry County, Florida. In addition to the covenants discussed above, the agreements set limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing.
Alico is currently working to dissolve its Agri-Insurance subsidiary. Proceeds received from Agri in the form of pre-liquidation distributions from the liquidation of investments held by Agri, enabled Alico to pay $50 million on its RLOC in January 2009.
Alico’s Board of Directors has authorized the repurchase of up to 131,000 shares of Alico’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its Incentive Equity Plans in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders. At March 31, 2009 an additional 36,762 shares were available for acquisition. Alico purchased 6,767 and 22,500 shares in the open market during the three and six months ended March 31, 2009 at an average price of $36.76 and $37.89 per share, respectively, and purchased 6,200 and 18,200 shares in the open market during the three and six months ended March 31, 2008 at an average price of $44.24 and $44.07 per share, respectively.
Alico paid quarterly dividends of $0.275 per share on February 15, 2009, November 15, 2008, August 15, 2008, May 16, 2008, January 15, 2008 and October 15, 2007. At its meeting on February 26, 2009, the Board of Directors declared a quarterly dividend of $0.1375 per share payable to stockholders of record as of April 30, 2009 with payment expected on or around May 15, 2009. The Board will continue to assess financial condition, compliance with debt covenants, and earnings to determine future dividends.
Cash outlays for land, equipment, buildings, and other improvements totaled $4.0 million and $3.3 million during the six months ended March 31, 2009 and 2008, respectively.

Results from Operations
Unaudited results for the quarters ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Operating revenue	$33,346	$48,182	$53,640	$70,834
Gross profit	1,052	6,155	3,342	10,426
General & administrative expenses	2,811	3,884	5,812	6,797
(Loss) profit from continuing operations	(1,759)	2,271	(2,470)	3,629
Profit on sale of real estate	—	—	1,546	817
Interest and investment income	44	1,950	977	5,398
Interest expense	(1,258)	(1,103)	(3,337)	(3,569)
Other income (expense)	7,007	(261)	7,018	(15)
Income tax provision	(1,977)	(1,190)	(1,853)	(2,378)
Effective income tax rate	49.0%	41.7%	49.6%	38.0%
Income from continuing operations	$2,057	$1,667	$1,881	$3,882
Alico’s agricultural and real estate operations generally combine to produce the majority of operating revenue, gross profit and income from operations. The decrease in income from continuing operations for the quarter and six months ended March 31, 2009 compared with the quarter and six months ended March 31, 2008 was primarily due to reduced profit from agricultural activities.
General and Administrative Expenses
Alico has taken aggressive steps to reduce its general and administrative expenses. These actions have included staff reductions, self imposed director fee reductions, and reducing employee benefit programs. Accordingly, general and administrative expenses declined by 28% and 14% for the three and six months ended March 31, 2009 when compared with the three and six months ended March 31, 2008, respectively.
Profit from the Sale of Real Estate
Beginning in the fiscal year ended August 31, 2006, Alico, through its Alico Land Development subsidiary, intensified its efforts toward the planning and strategic positioning of all Company owned land. These actions included the hiring of a real estate professional and seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. Proceeds from the contracts negotiated or substantially renegotiated subsequent to August 31, 2006 are classified as operating items, while proceeds from sales that originated prior to that time and are not deemed to be substantially modified according to U.S. GAAP, are classified as non-operating.
Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.
Alico’s real estate revenues during the quarters ended March 31, 2009 and 2008 have primarily resulted from three contracts with the Ginn Companies for real estate in Lee County Florida referred to as “East”, “West” and “Crockett”. In October 2008, the three contracts were renegotiated, with Ginn choosing not to exercise its option on the West property, and relinquishing any claim it might have had on the Crockett property.

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
On April 22, 2009, Alico-Agri announced that the Ginn Companies had defaulted on its contract related to the purchase of property in Lee County, Florida. Under the terms of the contract, a quarterly interest payment of $283 thousand was due on March 30, 2009. When the payment was not received, Alico-Agri issued the required 15 day notice of delinquency to Ginn. Alico-Agri is evaluating its options in determining the most expeditious procedure to reclaim the property. The property consists of a 4,538 acre parcel located next to Florida Gulf Coast University in Lee County, Florida a portion of which was a former rock mine. A development order for the property allows up to 336 residential units. Pursuant to the contract, Ginn is entitled to receive a release of 399 acres in exchange for prior principal payments. The Company is currently researching the impact of this transaction on its financial statements which will include reclassifying the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.3 million less deferred revenue of $45.2 million) as basis in the property.
During the six months ended March 31, 2008, Alico-Agri recognized a profit of $0.8 million under the installment method on the East contract and $3.9 million profit related to extension payments received pursuant to the West and Crockett contracts.
Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico, through its Alico Land Development subsidiary, continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the future operations and cash flows of Alico.
Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.
Alico is currently working to dissolve its Agri-Insurance subsidiary. In connection with this activity, a substantial portion of its investments were converted to cash, resulting in lower interest earnings for the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008. Additionally, market interest rates for municipal bonds, which comprise a substantial portion of the investment portfolio, have declined over the same time period.
Alico currently holds several auction rate securities having a total face value of $5.5 million. These securities are highly rated and continue to pay interest, but are not currently liquid. Due to the current state of the markets for these securities, Alico recognized an impairment of $0.3 million during the quarter ended December 31, 2008 and recognized the charge as a reduction of investment income. The impaired securities were classified as non-current investments at March 31, 2009 and September 30, 2008.

Interest Expense
Interest expense for the three and six months ended March 31, 2009 approximated prior year amounts. While the overall debt level of the Company has declined over the past six months, the effective interest rate has increased largely due to converting $50.0 million of revolving debt to a term loan with a fixed interest rate of 6.79%.
Provision for Income taxes
Alico’s effective tax rate was 49.6% and 38.0% for the six months ended March 31, 2009 and 2008, respectively. The March 2009 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts which was recognized as a loss for book purposes, but is not deductible for tax purposes.
Operating Revenue

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues
Agriculture:
Bowen Brothers Fruit	$9,672	$19,028	$16,643	$26,843
Citrus groves	14,923	18,486	20,822	23,151
Sugarcane	3,870	4,539	7,061	7,760
Cattle	2,128	2,916	2,369	3,402
Vegetables	1,639	2,214	3,292	3,938
Sod and native plants	161	277	294	473

Agriculture operations revenue	32,393	47,460	50,481	65,567
Real estate operations	123	—	1,372	3,869
Land leasing and rentals	732	577	1,546	1,113
Mining royalties	98	145	241	285

Total operating revenue	$33,346	$48,182	$53,640	$70,834

Operating revenues declined by 31% and 24% during the quarter and six months ended March 31, 2009, respectively, when compared with the quarter and six months ended March 31, 2008, primarily due to reduced revenues from agricultural activities.

Gross Profit

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$510	$756	$741	$859
Citrus groves	3,618	6,182	4,468	7,002
Sugarcane	(1,790)	172	(1,919)	142
Cattle	(709)	(555)	(1,018)	(927)
Vegetables	(1,032)	(499)	(932)	(175)
Sod and native plants	116	55	4	(65)

Gross profit from agricultural operations	713	6,111	1,344	6,836
Real estate activities	(175)	(542)	784	2,436
Land leasing and rentals	442	466	1,027	925
Mining royalties	72	120	187	229

Gross Profit	$1,052	$6,155	$3,342	$10,426

Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. The decline in gross profit during the three and six months ended March 31, 2009 compared with the three and six months ended March 31, 2008 was primarily due to reduced profit from agricultural operations.
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
Bowen
Bowen revenues declined both for the three and six months ended March 31, 2009 when compared with the prior year. Citrus prices have declined this season due to consumer price resistance and large amounts of juice inventories throughout the industry. Bowen’s operations include providing harvesting, hauling and marketing services for growers for a fee, as well as purchasing fruit from growers and reselling to processors at a slight margin. Because of the marginal nature of the business, Bowen has been able to maintain profitability at a somewhat consistent level compared with the prior year despite the revenue decline.
Citrus Groves
Both revenues and gross profits declined in the citrus grove division during the three and six months ended March 31, 2009 when compared with the prior year. Citrus prices have declined this season due to consumer price resistance and large amounts of juice inventories throughout the industry. As a result, revenues declined 19% and 10% for the three and six months ended March 31, 2009, respectively, when compared to the corresponding prior year periods. The decline in revenue caused a corresponding decline in gross profits from citrus groves of 42% and 36% over the same periods.

Sugarcane
Sugarcane operations generated losses of $1.8 million and $1.9 million during the three and six months ended March 31, 2009, respectively, compared with profits of $0.2 million and $0.1 million during the corresponding periods of the prior year.
During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s and causing damage to Alico’s sugarcane crop of approximately $1.1 million, which was recognized during the quarter ended March 31, 2009.
Sugarcane plantings must be rotated on a three year cycle in order to sustain profitable yields. In fiscal year 2007, the Company did not plant additional sugarcane due to the market outlook at that time and uncertainty surrounding the sugar mill to which the Company delivers its product. Due to the age of current sugarcane plantings, the Company expects a significant yield reduction during fiscal year 2010. Because of the reduced yield expectation, the Company recognized an inventory impairment of $570 thousand related to its 2010 crop during the quarter ended March 31, 2009.
Due to the above factors, sugarcane revenue declined by 15% and 9% for the three and six months ended March 31, 2009, respectively, when compared with the corresponding periods of the prior year, while gross profits declined by $2.0 million and $2.1 million over the same periods.
Cattle
Declines in cattle prices and increased feeding costs caused Alico to recognize inventory impairments of $665 thousand and $747 thousand during the three month periods ended March 31, 2009 and 2008, respectively, and $1.0 million during each of the six month periods ended March 31, 2009 and 2008. In an effort to minimize risk related to its feeding efforts, the Company utilized forward purchase contracts for corn used as cattle feed during the six months ended March 31, 2009. Subsequent declines in the price of corn after the execution of the contract could not be realized due to the forward purchases.
The cattle industry has typically operated on a ten year cycle as cow-calf producers expand inventories in response to profits and reduce herd sizes in response to decreased profitability. Alico’s cattle strategy has been to reduce herd sizes during the expansion phase of the cycle and building herd size through opportunistic acquisitions during the contraction phase. Several atypical factors have combined to alter the cattle cycle in the past few years including the utilization of former pastures for corn production due to increased ethanol demand, and drought conditions in the Southeastern United States. Due to these changes, Alico is continuing to evaluate its cattle strategy to determine the most profitable course of action in the current environment.

Vegetables
Vegetable operations generated losses of $1.0 million and $0.9 million during the three and six months ended March 31, 2009, respectively, compared with losses of $0.5 million and $0.2 million during the corresponding periods of the prior year.
During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s causing damage to Alico’s vegetable crops. Losses to vegetable crops totaled approximately $300 thousand, and were recognized during the quarter ended March 31, 2009.
Increased production costs together with a decline in prices received for corn and beans caused the Company to write down its vegetable inventories by $658 thousand during the quarter ended March 31, 2009.
Non Agricultural Operations
Land leasing and rentals
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses.
Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $4.2 million at March 31, 2009. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $0.9 million at March 31, 2009 for which purchases had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below committed sales price.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico-J&J, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC. J&J Farms has continued to utilize the equipment and make the monthly lease payments. Alico’s maximum total remaining unpaid obligations under these leases, should J&J Farms default on its obligations, was $0.5 million at March 31, 2009.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2008 Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There are no material changes since the Company’s disclosure of this item on its last annual report on Form 10-K.
ITEM 4. Controls and Procedures.
The Company’s management, including the Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against J. D. Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlanticblue, Inc., a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleges that J.D. Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants J. D. Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.
There are no additional items to report during this interim period.

ITEM 1A. Risk Factors.
There were no significant changes regarding risk factors from those disclosed in the Company’s annual report on Form 10-K.
ITEM 2. Unregistered sales of Equity Securities and Use of Proceeds.
There are no items to report during this interim period.
ITEM 3. Defaults Upon Senior Securities.
There are no items to report during this interim period.
ITEM 4. Submission of Matters to a Vote of Security Holders.
At its annual stockholders meeting held on Friday February 20, 2009, the Alico stockholders elected John R. Alexander, JD Alexander, Robert E. Lee Caswell, Evelyn D’An, Charles Palmer, Dean Saunders, Robert J. Viguet, Jr and Dr. Gordon Walker to serve on the Company’s Board of Directors. Additionally, the shareholders approved the 2008 Incentive Equity Plan, Amended and Restated Directors Compensation Plan, Amended and Restated Director’s Stock Purchase Policy and the Ratification of the
Company’s Auditors. Voting results were as follows:

Number of shares issued outstanding and entitled to vote:	7,377,106
Shares represented by proxy votes:	6,261,641
Representative share of proxy votes:	84.88%

Directors	For	Withhold
John R. Alexander	5,586,418	675,223
JD Alexander	5,389,617	872,024
Robert E. Lee Caswell	5,589,782	671,859
Evelyn D’An	5,871,452	390,189
Charles L. Palmer	5,724,073	537,568
Dean Saunders	5,865,834	395,807
Robert J. Viguet, Jr.	5,421,480	840,161
Gordon Walker	5,720,485	541,156

Approval of 2008 Incentive Equity Plan	For	Against	Abstain	Non-votes
	4,323,605	661,538	316,458	960,040

Amended and Restated Director Compensation Plan	For	Against	Abstain	Non-votes
	4,900,665	81,080	319,856	960,040

Amended and Restated Director’s Stock Purchase Policy	For	Against	Abstain	Non-votes
	4,914,831	69,136	317,634	960,040

Ratification of the Company’s Auditors	For	Against	Abstain	Non-votes
	5,912,560	64,665	284,416	—

At its Board Meeting following the annual meeting, the Board re-elected Mr. John R. Alexander as Chairman and made the following committee appointments:
Audit Committee:
Chairperson and Financial Expert: Evelyn D’An
Charles Palmer
Dean Saunders
Gordon Walker

Compensation Committee:
Chairperson: Charles L. Palmer
JD Alexander
Robert J. Viguet, Jr.

Nominating and Corporate Governance:
Chairperson: Gordon Walker
JD Alexander
Charles L. Palmer

The Board also elected the following officers:

President and Principal Executive Officer, Steven M. Smith;
Senior Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary, Patrick W. Murphy;
Senior Vice-President of Human Resources and Information Technology, Michael R. Talaga;
Director of Accounting, Controller and Assistant Treasurer, Jerald R. Koesters;
Internal Audit Director, Jamie Voskovitch;
Corporate Secretary, A. Denise Plair
The Board of Directors also amended the Bylaws of the Company to remove all references to the Strategy Committee and updated the contact information for the Company’s Code of Ethics and Whistleblower Policies.
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
ALICO, INC.
(Registrant)
May 11, 2009
Steven M. Smith
President & Principal Executive Officer
(Signature)

May 11, 2009
Patrick W. Murphy
Chief Financial Officer
(Signature)

May 11, 2009
Jerald R. Koesters
Controller
(Signature)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.