Form 10-Q
period 2009-06-30
ALICO INC
filed 2009-08-10
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
There were 7,370,043 shares of common stock, par value $1.00 per share, outstanding at August 2, 2009.

Index
Alico, Inc.
Form 10-Q
For the quarter ended June 30, 2009

Part I. Financial Information
Item 1. Financial Statements
ALICO, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenue
Agricultural operations	$30,424	$41,535	$80,905	$107,102
Non-agricultural operations	757	611	2,544	2,009
Real estate operations	—	1	1,372	3,870

Total operating revenue	31,181	42,147	84,821	112,981

Operating expenses
Agricultural operations	26,873	35,292	76,010	94,023
Non-agricultural operations	334	204	907	448
Real estate operations	231	294	819	1,727

Total operating expenses	27,438	35,790	77,736	96,198

Gross profit	3,743	6,357	7,085	16,783
Corporate general and administrative	1,671	3,568	7,483	10,365

Profit (loss) from continuing operations	2,072	2,789	(398)	6,418

Other income (expenses):
Profit on sales of bulk real estate, net	—	—	1,546	817
Interest and investment income (loss), net	(151)	1,184	826	6,582
Interest expense	(1,122)	(1,400)	(4,459)	(4,969)
Other	(33)	97	6,985	82

Total other income (expense) net	(1,306)	(119)	4,898	2,512

Income from continuing operations before income taxes	766	2,670	4,500	8,930
Provision for (benefit from) income taxes	157	(3,129)	2,010	(752)

Income from continuing operations	609	5,799	2,490	9,682
Loss from discontinued operations, net of taxes	—	(816)	—	(927)

Net income	$609	$4,983	$2,490	$8,755

Weighted-average number of shares outstanding	7,367	7,364	7,368	7,364

Weighted-average number of shares outstanding assuming dilution	7,370	7,389	7,374	7,383

Per share amounts- income from continuing operations:
Basic	$0.08	$0.79	$0.34	$1.31
Diluted	$0.08	$0.78	$0.34	$1.31

Per share amounts- net income
Basic	$0.08	$0.68	$0.34	$1.19
Diluted	$0.08	$0.67	$0.34	$1.19
Dividends	$0.14	$0.28	$0.55	$0.83
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30,	September 30,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$25,465	$54,370
Investments	3,404	24,267
Accounts receivable, net	4,245	5,394
Federal income tax receivable	4,200	6,388
Mortgages and notes receivable	72	2,830
Inventories	16,295	27,451
Deferred tax asset	1,630	1,507
Other current assets	822	923

Total current assets	56,133	123,130

Mortgages and notes receivable, net of current portion	7,271	4,774
Investments, deposits and other non-current assets	9,606	6,975
Deferred tax assets	6,054	6,056
Cash surrender value of life insurance, designated	5,815	7,585
Property, buildings and equipment	183,252	181,429
Less: accumulated depreciation	(58,639)	(56,017)

Total assets	$209,492	$273,932

(continued)

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	(Unaudited)
	June 30,	September 30,
	2009	2008

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,252	$1,847
Income taxes payable	—	281
Notes payable	5,051	5,470
Accrued expenses	2,977	3,372
Dividend payable	1,013	2,027
Accrued ad valorem taxes	1,408	2,270
Other current liabilities	924	2,933

Total current liabilities	13,625	18,200

Notes payable, net of current portion	76,281	132,288
Deferred retirement benefits, net of current portion	3,186	4,151
Commissions and deposits payable	2,616	3,800

Total liabilities	95,708	158,439

Stockholders’ equity:
Common stock	7,377	7,376
Additional paid in capital	9,552	9,474
Treasury stock	(376)	(64)
Accumulated other comprehensive income (loss)	7	(92)
Retained earnings	97,224	98,799

Total stockholders’ equity	113,784	115,493

Total liabilities and stockholders’ equity	$209,492	$273,932

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	June 30,
	2009	2008

Net cash provided by operating activities	$18,596	$26,622

Cash flows from investing activities:
Purchases of property and equipment	(5,141)	(4,418)
Purchases of investments	(9,127)	(40,654)
Proceeds from sales of property and equipment	466	1,478
Proceeds from sales of investments	26,948	48,318
Note receivable collections	1,776	2,844

Net cash provided by investing activities	14,922	7,568

Cash flows from financing activities:
Principal payments on notes payable	(80,462)	(37,232)
Proceeds from notes payable	24,036	21,959
Proceeds from stock option exercises	16	31
Treasury stock purchases	(934)	(1,196)
Dividends paid	(5,079)	(6,073)

Net cash used for financing activities	(62,423)	(22,511)

Net (decrease) increase in cash and cash equivalents	$(28,905)	$11,679

Cash and cash equivalents:
At beginning of period	$54,370	$31,599

At end of period	$25,465	$43,278

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$4,818	$6,664

Cash paid for income taxes	$1,482	$—

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$552	$458

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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the fiscal year ended September 30, 2008. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at June 30, 2009 and September 30, 2008 and the consolidated results of operations and cash flows for the three and nine month periods ended June 30, 2009 and 2008.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2008 have been reclassified to conform to the 2009 presentation.

2. Investments, deposits and other non-current assets:
The Company’s investments, deposits and other non-current assets consisted of the following:

	June 30, 2009			September 30, 2008
	(Unaudited)
	Current	Non-current	Total	Current	Non-current	Total
Auction rate municipal bonds	$—	$3,841	$3,841	$20,591	$2,755	$23,346
Auction rate mutual funds (municipals)	—	1,111	1,111	—	1,325	1,325
U.S. Treasury notes and bonds	—	—	—	1,599	—	1,599
Corporate bonds	2,008	—	2,008	140	—	140
Certificates of deposit	1,396	117	1,513	1,937	—	1,937

Available for sale securities	3,404	5,069	8,473	24,267	4,080	28,347
Cooperative retains receivable, net	—	1,252	1,252	—	1,095	1,095
Stock in agricultural cooperatives	—	732	732	—	804	804
Escrowed funds	—	150	150	—	150	150
Intangibles	—	614	614	—	629	629
Tax certificates	—	1,305	1,305	—	—	—
Other	—	484	484	—	217	217

Total	$3,404	$9,606	$13,010	$24,267	$6,975	$31,242

The Company reports available for sales securities at estimated fair value. Unrealized gains and losses occurring solely due to changes in market interest rates are recorded as other comprehensive income, net of related deferred taxes, until realized. During the quarter ended June 30, 2009, the Company recognized losses totaling $213 thousand which were determined to be other than temporary impairments in fair values. These losses related to the auction rate municipal bonds and mutual funds held by the Company, for which there is not currently an active market.
The cost and estimated fair value of available for sale securities at June 30, 2009 and September 30, 2008 were as follows:

	June 30, 2009				September 30, 2008
	(Unaudited)
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Municipal bonds	$3,841	$—	$—	$3,841	$23,493	$3	$(150)	$23,346
Certificates of Deposit	1,513	—	—	1,513	1,937	—	—	1,937
US Treasury Notes & Bonds	—	—	—	—	1,592	7	—	1,599
Mutual Funds	1,111	—	—	1,111	1,325	—	—	1,325
Corporate bonds	2,001	7	—	2,008	150	—	(10)	140

Total	$8,466	$7	$—	$8,473	$28,497	$10	$(160)	$28,347

Non current portion				(5,069)				(4,080)

Current				$3,404				$24,267

The aggregate fair value of investments in debt instruments (net of mutual funds of $1,111) as of June 30, 2009 by contractual maturity date consisted of the following:

Due within 1 year	$1,396
Due between 1 and 2 years	2,008
Due between 2 and 3 years	—
Due between 3 and 4 years	—
Due between 4 and 5 years	—
Due beyond five years	3,958

Total	$7,362

There were no gross unrealized losses that were deemed to be temporarily impaired at June 30, 2009.

3. Mortgages and notes receivable:
The balances of the Company’s mortgages and notes receivable were as follows:

	June 30,	September 30,
	2009	2008
	(unaudited)

Mortgage notes receivable on retail land sales	$186	$205
Mortgage notes receivable on bulk land sales	52,320	54,108
Note receivable- other	86	90

Total mortgage and notes receivable	52,592	54,403
Less: Deferred revenue	(45,246)	(46,793)
Discount on notes to impute market interest	(3)	(6)
Current portion	(72)	(2,830)

Non-current portion	$7,271	$4,774

The mortgage note receivable on bulk land sales relates to a parcel in Lee County, Florida referred to as the “East parcel” which was sold to the Ginn Companies (“Ginn”). In July 2005, Alico’s subsidiary, Alico-Agri, entered into a sales contract for the East property, consisting of approximately 4,538 acres for a total sales price of $62.9 million. At the time of the sale, Alico-Agri received a down payment of $6.2 million and a mortgage note of $56.6 million in exchange for the East parcel.
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
Interest was scheduled to accrue on the unpaid balance of the note and be paid in quarterly installments. The note was scheduled to bear interest at HSH LIBOR plus 150 basis points from September 29, 2008 to September 28, 2009, HSH LIBOR plus 200 basis points from September 29, 2009 to September 28, 2010 and HSH LIBOR plus 250 basis points thereafter until the note is paid in full.
In April 2009, the purchaser defaulted on the East parcel contract. Under the terms of the contract, a quarterly interest payment of $283 thousand was due on March 30, 2009 but the payment was not received. Alico-Agri has initiated foreclosure proceedings and ceased accruing interest on the note at March 31, 2009. A development order for the property allows up to 336 residential units. Pursuant to the contract, Ginn is entitled to receive a release of 399 acres in exchange for prior principal payments. When the foreclosure becomes final, the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.3 million less deferred revenue of $45.2 million), plus accrued interest through March 31, 2009 of $0.3 million, reduced by the associated commissions payable account of $2.6 million will be reclassified as basis in the property.

4. Inventories:
A summary of the Company’s inventories is shown below:

	June 30,	September 30,
	2009	2008
	(unaudited)

Unharvested fruit crop on trees	$10,702	$14,322
Unharvested sugarcane	1,508	5,978
Beef cattle	3,464	5,065
Unharvested sod	320	449
Plants and vegetables	270	1,563
Rock, fill and other	31	74

Total inventories	$16,295	$27,451

The following schedule details net realizable value adjustments to the Company’s inventories for the periods reported. All adjustments to inventory resulted from changing market conditions for the respective crops and were realized as cost of sales in the period of adjustment (unaudited):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Unharvested citrus	$—	$—	$878	$—
Unharvested sugarcane	716	—	1,286	—
Beef cattle	—	549	1,011	1,552
Unharvested sod	—	461	538	461
Unharvested vegetables	—	—	658	261
Rock, fill and other	—	—	—	—

Total	$716	$1,010	$4,371	$2,274

5. Income taxes:
The provision for income taxes for the three and nine months ended June 30, 2009 and June 30, 2008 is summarized as follows (unaudited):

	Three months ended June 30,			Nine months ended June 30,
	2009			2009
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Current
Federal	$134	$—	$134	$1,755	$—	$1,755
State	23	—	23	433	—	433

Total current	157	—	157	2,188	—	2,188

Deferred
Federal	—	—	—	(121)	—	(121)
State	—	—	—	(57)	—	(57)

Total deferred	—	—	—	(178)	—	(178)

Total Provision	$157	$—	$157	$2,010	$—	$2,010

	Three months ended June 30,			Nine months ended June 30,
	2008			2008
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Current
Federal	$(380)	$(420)	$(800)	$1,414	$(477)	$937
State	546	(77)	469	865	(87)	778

Total current	166	(497)	(331)	2,279	(564)	1,715

Deferred
Federal	(2,431)	—	(2,431)	(2,529)	—	(2,529)
State	(864)	—	(864)	(502)	—	(502)

Total deferred	(3,295)	—	(3,295)	(3,031)	—	(3,031)

Total Provision	$(3,129)	$(497)	$(3,626)	$(752)	$(564)	$(1,316)

The Internal Revenue Service (“IRS”) is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006 and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 tax return to June 30, 2010 pursuant to a request by IRS Exams.

6. Indebtedness:
The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving line		Mortgage note
	of credit	Term note	payable	All other	Total
June 30, 2009
Principal balance outstanding	28,540	46,749	6,017	26	81,332
Remaining available credit	46,460	—	—	—	46,460
Effective interest rate	2.80%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2012	Sept. 2018	Mar. 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various

September 30, 2008
Principal balance outstanding	80,740	50,000	6,967	51	137,758
Remaining available credit	44,260	—	—	—	44,260
Effective interest rate	4.25%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2011	Sept. 2018	Mar. 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various
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
On March 30, 2009 the Company modified its RLOC with Farm Credit of Southwest Florida. According to the terms of the modification, the total availability of funds pursuant to the RLOC was reduced from $125 million to $75 million. Additionally, several covenants were modified as follows: a) the covenant requiring the Company to maintain stockholder equity of at least $110 million was eliminated in its entirety b) the minimum current ratio was increased to 2.5 to 1 from 2.0 to 1 and c) the fixed charge coverage ratio was replaced by a debt coverage ratio requiring the Company to maintain a debt coverage of not less than 1.10 to 1 on a rolling four quarter basis. The maturity date of the RLOC was extended from August 1, 2011 to August 1, 2012. The interest rate index was changed from 3 month LIBOR to 1 month LIBOR, and the interest rate spreads increased by 100 basis points. The Company also pledged an additional 10,147 acres of real estate in Hendry County, Florida bringing the total acres pledged to 51,527. In addition to the covenants discussed above, the agreements set limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing. The RLOC provides $75.0 million which may be used for general corporate purposes including: (i) the normal operating needs of Alico and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Revolving Line of Credit also allows for an annual extension at the lender’s option.
The Company’s Chairman of the Board of Directors, John R. Alexander, was a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida from 1992 to April 2009. During his tenure, Mr. Alexander abstained from voting on matters that directly affected the Company.

Maturities of the Company’s debt were as follows:

June 30,
2009
Due within 1 year	$5,051
Due between 1 and 2 years	5,305
Due between 2 and 3 years	5,580
Due between 3 and 4 years	34,424
Due between 4 and 5 years	5,885
Due beyond five years	25,087

Total	$81,332

Interest costs expensed and capitalized to property, buildings and equipment were as follows (unaudited):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest expense	$1,122	$1,400	$4,459	$4,969
Interest capitalized	11	11	38	26

Total interest cost	$1,133	$1,411	$4,497	$4,995

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $34 thousand and $101 thousand during the three and nine months ended June 30, 2009, respectively, and by $1.0 million during the three and nine months ended June 30, 2008, respectively for patronage allocations. Patronage receivable is included with investments, deposits and other non-current assets.
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
The following tables summarize the performance of the Company’s segments for the unaudited three and nine month periods ended June 30, 2009 and 2008, and the related assets and depreciation at June 30, 2009 (unaudited) and September 30, 2008:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues (from external customers except as noted)
Bowen	$10,818	$17,451	$27,461	$44,294
Intersegment sales through Bowen	3,305	4,109	8,274	9,667
Citrus groves	14,876	17,528	35,698	40,679
Sugarcane	307	1,581	7,368	9,341
Cattle	2,838	3,049	5,207	6,451
Real estate	—	1	1,372	3,870
Leasing	703	504	2,249	1,617
Vegetables	1,378	1,522	4,670	5,460

Revenue from segments	34,225	45,745	92,299	121,379
Other operations	261	511	796	1,269
Less: intersegment revenues eliminated	(3,305)	(4,109)	(8,274)	(9,667)

Total operating revenue	$31,181	$42,147	$84,821	$112,981

Operating expenses
Bowen	9,960	16,595	25,862	42,579
Intersegment sales through Bowen	3,305	4,109	8,274	9,667
Citrus groves	10,851	11,476	27,205	27,625
Sugarcane	723	1,622	9,703	9,240
Cattle	2,705	3,412	6,092	7,741
Real estate	231	294	819	1,727
Leasing	311	146	830	315
Vegetables	2,417	1,392	6,641	5,505

Segment operating expenses	30,503	39,046	85,426	104,399
Other operations	240	853	584	1,466
Less: intersegment expenses eliminated	(3,305)	(4,109)	(8,274)	(9,667)

Total operating expenses	$27,438	$35,790	$77,736	$96,198

Gross profit (loss):
Bowen	858	856	1,599	1,715
Citrus groves	4,025	6,052	8,493	13,054
Sugarcane	(416)	(41)	(2,335)	101
Cattle	133	(363)	(885)	(1,290)
Real estate	(231)	(293)	553	2,143
Leasing	392	358	1,419	1,302
Vegetables	(1,039)	130	(1,971)	(45)

Gross profit from segments	3,722	6,699	6,873	16,980
Other	21	(342)	212	(197)

Gross Profit	$3,743	$6,357	$7,085	$16,783

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Depreciation, depletion and amortization:
Bowen	$87	$89	$263	$267
Citrus groves	535	555	1,598	1,666
Sugarcane	324	392	1,178	1,321
Cattle	411	461	1,251	1,402
Leasing	58	23	151	67
Vegetable	54	38	154	97

Total segment depreciation and amortization	1,469	1,558	4,595	4,820
Other depreciation, depletion and amortization	248	455	1,065	1,370

Total depreciation, depletion and amortization	$1,717	$2,013	$5,660	$6,190

	June 30,	September 30,
	2009	2008
	(unaudited)
Total assets:
Bowen	$2,025	$2,581
Citrus groves	44,304	49,201
Sugarcane	41,992	43,525
Cattle	16,880	18,343
Leasing	4,569	2,370
Vegetables	3,061	4,213

Segment assets	112,831	120,233
Other Corporate assets	96,661	153,699

Total assets	$209,492	$273,932

9. Stock Compensation Plans:
The Board of Directors of the Company may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. No stock options or stock appreciation rights were granted during the nine months ended June 30, 2009 or 2008.
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
In fiscal year 2006, the Company began granting restricted shares to certain key employees as long term incentives. The restricted shares vest in accordance with the terms and description outlined in the tables following. The payment of each installment is subject to continued employment with the Company. At June 30, 2009 and September 30, 2008 there were 31,278 and 27,707 restricted shares, respectively, vested in accordance with these grants.

The following table summarizes the Company’s restricted share awards granted to date including compensation expense related to such grants for the nine month periods ended June 30, 2009 and 2008:

					Weighted
			Compensation	Compensation	Average
			Expense	Expense	Grant date
		Fair Market Value	Recognized for	Recognized for	Fair value
Grant Date	Shares Granted	on Date of Grant	2009	2008	Per share
April 2006	20,000	$908		129
October 2006	20,000	1,239		453
January 2008	25,562	1,040	185	417
September 2008	7,500	331	72	—

Total	73,062	$3,518	$257	$999	$48.15

The shares granted in April 2006 were recognized as forfeited in September 2008. 4,000 of the shares granted in October 2006 related to past service and were immediately vested and an additional 4,000 shares vested September 30, 2007. The remaining shares under the October 2006 grant vested June 30, 2008.
A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share, in order to replace previous retirement benefits offered. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. 3,571 of the shares vested in January 2009. The remaining 14,284 shares granted in January 2008 vest 20% annually in January of each year until fully vested. The shares granted in September 2008 vest 20% annually beginning in September 2010 until fully vested.
Alico recognizes compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the 21,784 shares of unvested restricted stock awards at June 30, 2009 was $654 thousand. Compensation cost of $911 thousand will be recognized over a weighted average period of four years.
10. Revision of Prior Period Amounts:
During the second quarter of the fiscal year ended September 30, 2008, the Company discovered an error in its accrual of Cooperative retains related to prior periods totaling $855 thousand. The error did not have an impact on the previously reported cash flows from operating, financing or investing activities, and was considered immaterial to the Company’s previously reported results of operations for the fiscal years ended August 31, 2007 and August 31, 2006. However, since the impact of this error would have been material to the results of operations for the fiscal year ended September 30, 2008, the Company applied the guidance of Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). This guidance requires that the prior period financial statements be corrected, even though the revision was immaterial to the prior period financial statements.

Based on SAB 108, the prior period income statement amounts have been corrected to include the following adjustments:

	Originally filed		Restatement		Adjusted
		Nine		Nine		Nine
	Quarter	months	Quarter	months	Quarter	months
	ended	ended	ended	ended	ended	ended
	June 30, 2008		June 30, 2008		June 30, 2008

Interest and Investment income	1,184	7,437	—	(855)	1,184	6,582
Income from continuing operations before income taxes	2,670	9,785	—	(855)	2,670	8,930
Provision for income taxes	(3,129)	(453)	—	(299)	(3,129)	(752)
Income from continuing operations	5,799	10,238	—	(556)	5,799	9,682
Net income	4,983	9,311	—	(556)	4,983	8,755
Earnings per share from continuing operations	0.79	1.39	—	(0.08)	0.79	1.31
Earnings per share	0.68	1.26	—	(0.07)	0.68	1.19
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
The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans during the quarter ended June 30, 2009:

			Total shares
			purchased as part
			of publicly	Total dollar value
	Total number of	Average price paid	announced plans or	of shares purchased
Date	shares purchased	per share	programs	(thousands)
May	3,000	$27.21	3,000	$82

Total	3,000	$27.21	3,000	$82

Total shares purchased under the plan have totaled 97,238 since November 2005. In accordance with the approved plan, the Company may purchase an additional 33,762 shares.

12. Fair Value of Financial Instruments:
The carrying amounts in the consolidated balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. Alico carries its investments and securities available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market.
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
SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between markets participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:
Level 1- Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2- Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
Level 3- Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table represents the fair values of Alico’s financial assets and liabilities as of June 30, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
Description	Fair Value	(level 1)	(level 2)	(level 3)
Assets:
Available for sale investments	$8,473	$3,521	$3,841	$1,111
Other investments	4,537	—	1,305	3,232
Cash surrender value of life insurance policies	5,815	—	5,815	—

	$18,825	$3,521	$10,961	$4,343

Liabilities:
Deferred retirement benefits	$3,458	$—	$—	$3,458

The following is a reconciliation of beginning and ending balances for securities using level 3 inputs as defined above for the quarter ended June 30, 2009:

	Available for sale	Other
	investments	investments	Total
Beginning balance	$1,170	$3,475	$4,645
Realized and unrealized gains (losses) included in earnings	(34)	(91)	(125)
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements	(25)	(35)	(60)
Transfers in or out of level 3	—	(117)	(117)

Ending balance	$1,111	$3,232	$4,343

	Interest and
	investment income	Total
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets held at June 30, 2009	$(283)	$(283)

Deferred
retirement
benefits
Beginning balance	3,414
Realized and unrealized gains (losses) included in earnings	—
Realized and unrealized gains (losses) included in other comprehensive income	—
Purchases, sales, issuances and settlements	44
Transfers in or out of level 3	—

Ending balance	3,458

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at June 30, 2009	$—

Alico utilized third party service providers to evaluate its investment and deferred retirement liability. Cash surrender values were provided by the Company’s policy providers.

13. Other income:
A settlement agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during its second quarter ended March 31, 2009.
14. New accounting pronouncements
Alico adopted the requirements of the following accounting pronouncements effective June 30, 2009:

•	FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” is effective for interim reporting periods ending after June 15, 2009. This FSP amends Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. As this pronouncement is only disclosure-related, it did not have an impact on Alico’s financial position or results of operations. The disclosure requirements of this FSP are presented in Note 12 to the Condensed Consolidated Financial Statements — Fair Value Measurement.

•	SFAS No. 165, “Subsequent Events,” is effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on Alico’s financial position or results of operations. The disclosure requirements of this FSP are presented in Note 15 to the Condensed Consolidated Financial Statements — Subsequent Events.

•	FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” is effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on Alico’s financial position or results of operations.
15. Subsequent Events:
At its meeting on July 31, 2009, the Board of Directors declared a quarterly dividend of $0.1375 per share payable to shareholders of record as of October 31, 2009 with payment expected on or about November 15, 2009.

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
Liquidity and Capital Resources
Dollar amounts listed in thousands:

	June 30,	September 30,
	2009	2008
Cash & liquid investments	$28,869	$78,637
Total current assets	56,133	123,130
Current liabilities	13,625	18,200
Working capital	42,508	104,930
Total assets	209,492	273,932
Notes payable	$81,332	$137,758
Current ratio	4.12:1	6.77:1
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds and credit availability. Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $75.0 million. Of the $75.0 million credit commitment, $46.5 million was available for Alico’s general use at June 30, 2009 (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).
Cash flows from Operations
Cash flows from operations were $18.6 million and $26.6 million for the nine months ended June 30, 2009 and 2008, respectively. Overall, revenues and gross profits during fiscal year 2009 are expected to remain lower than those of fiscal year 2008 due to a decrease in returns from agricultural operations. The market prices Alico receives for citrus products, typically Alico’s largest source of gross profit, have declined due to increased Florida citrus production and carryover inventories at citrus processing plants.

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
A Settlement Agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during the second fiscal quarter ended March 31, 2009.
In December 2008, Alico offered an option to former and retired employees who were covered under a non-qualified defined benefit deferred compensation plan to terminate future benefits under the plan in exchange for cash equal to the net present value of future vested benefits. Participants with future discounted vested benefits of $1.4 million elected to receive cash pursuant to the option and were paid in January 2009. Life insurance policies used to fund the liability were liquidated to fund the distributions.
Cash flows from Investing Activities
Alico is currently working to dissolve its Agri-Insurance subsidiary. Proceeds received from the liquidation of investments held by Agri, enabled Alico to pay $50.0 million on its RLOC in January 2009.
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
Cash flows from Financing Activities
On March 30, 2009, the Company modified its Revolving Line of Credit (RLOC) with Farm Credit of Southwest Florida. According to the terms of the modification, the total availability of funds under the RLOC was reduced to $75.0 million from $125.0 million. Additionally, several covenants were modified as follows: a) the covenant requiring the Company to maintain stockholder equity of at least $110 million was eliminated in its entirety b) the minimum current ratio was increased to 2.5 to 1 from 2.0 to 1 and c) the fixed charge coverage ratio was replaced by a debt coverage ratio requiring the Company to maintain a debt coverage of not less than 1.10 to 1 on a rolling four quarter basis. The maturity date of the RLOC was extended from August 1, 2011 to August 1, 2012. The interest rate index was changed from 3 month LIBOR to 1 month LIBOR, and the interest rate spreads increased by 100 basis points. The Company also pledged an additional 10,147 acres of real estate in Hendry County, Florida. In addition to the covenants discussed above, the agreements set limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing.

Alico is currently working to dissolve its Agri-Insurance subsidiary. Proceeds received from Agri in the form of pre-liquidation distributions enabled Alico to pay $50.0 million on its Revolving Line of Credit in January 2009.
Alico’s Board of Directors has authorized the repurchase of up to 131,000 shares of Alico’s common stock through August 31, 2010, for the purpose of funding restricted stock grants under its Incentive Equity Plans in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until August 31, 2010 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, at June 30, 2009 an additional 33,762 shares were available for acquisition. Alico purchased 3,000 and 25,500 shares in the open market during the three and nine months ended June 30, 2009 at an average price of $27.21 and $36.63 per share, respectively, and purchased 9,768 and 27,968 shares in the open market during the three and nine months ended June 30, 2008 at an average price of $40.32 and $42.76 per share, respectively.
Alico paid quarterly dividends of $0.1375 per share on May 15, 2009 and $0.275 per share on February 15, 2009, November 15, 2008, August 15, 2008, May 16, 2008, January 15, 2008 and October 15, 2007. At its meeting on June 5, 2009, the Board of Directors declared a quarterly dividend of $0.1375 per share payable to stockholders of record as of July 31, 2009 with payment expected on or around August 15, 2009. At its meeting on July 31, 2009, the Board of Directors declared a quarterly dividend of $0.1375 per share payable to shareholders of record as of October 31, 2009 with payment expected on or about November 15, 2009. The Board will continue to assess financial condition, compliance with debt covenants, and earnings to determine future dividends.
Cash outlays for land, equipment, buildings, and other improvements totaled $5.1 million and $4.4 million during the nine months ended June 30, 2009 and 2008, respectively.

Results from Operations
Unaudited results for the quarters ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenue	$31,181	42,147	84,821	112,981
Gross profit	3,743	6,357	7,085	16,783
General & administrative expenses	1,671	3,568	7,483	10,365
(Loss) profit from continuing operations	2,072	2,789	(398)	6,418
Profit on sale of real estate	—	—	1,546	817
Interest and investment income	(151)	1,184	826	6,582
Interest expense	(1,122)	(1,400)	(4,459)	(4,969)
Other income (expense)	(33)	97	6,985	82
Income tax provision	(157)	3,129	(2,010)	752
Effective income tax rate	20.5%	-117.2%	44.7%	-8.4%
Income from continuing operations	$609	5,799	2,490	9,682
Alico’s agricultural and real estate operations generally combine to produce the majority of operating revenue, gross profit and income from operations. The decrease in income from continuing operations for the quarter and nine months ended June 30, 2009 compared with the quarter and nine months ended June 30, 2008 was primarily due to reduced profit from agricultural activities.
General and Administrative Expenses
Alico has taken aggressive steps to reduce its general and administrative expenses. These actions have included staff reductions, self imposed director fee reductions, and reducing employee benefit programs. Accordingly, general and administrative expenses declined by 53% and 28% for the three and nine months ended June 30, 2009 when compared with the three and nine months ended June 30, 2008, respectively.
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
Alico’s real estate revenues during the quarters ended June 30, 2009 and 2008 have primarily resulted from three contracts with the Ginn Companies for real estate in Lee County Florida referred to as “East”, “West” and “Crockett”. In October 2008, the three contracts were renegotiated, with Ginn choosing not to exercise its option on the West property, and relinquishing any claim it might have had on the Crockett property.

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
On April 22, 2009, Alico-Agri announced that the Ginn Companies had defaulted on its contract with the Company’s subsidiary, Alico-Agri Ltd, related to the purchase of property in Lee County, Florida. Under the terms of the contract, a quarterly interest payment of $283 thousand was due on March 30, 2009 but was not received. Alico-Agri has initiated foreclosure proceedings. The property consists of a 4,538 acre parcel located next to Florida Gulf Coast University in Lee County, Florida a portion of which was a former rock mine. A development order for the property allows up to 336 residential units. Pursuant to the contract, Ginn is entitled to receive a release of 399 acres in exchange for prior principal payments. When the foreclosure becomes final, the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.3 million less deferred revenue of $45.2 million), plus accrued interest of $0.3 million, reduced by the associated commissions payable account of $2.6 will be reclassified as basis in the property.
During the nine months ended June 30, 2008, Alico-Agri recognized a profit of $0.8 million under the installment method on the East contract and $3.9 million profit related to extension payments received pursuant to the West and Crockett contracts.
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
At its meeting on July 31, 2009, the Board directed Management and the Board’s Real Estate Committee to begin a search process for parties interested in purchasing or leasing portions of the Corporation’s real estate assets including but not limited to parts of its ranch properties in Hendry County currently devoted to its cattle operations. The purpose of the strategy is to redeploy those assets into properties with higher current returns.
Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.
Alico is currently working to dissolve its Agri-Insurance subsidiary. In connection with this activity, a substantial portion of marketable securities were converted to cash, resulting in lower interest earnings for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008. Additionally, market interest rates for municipal bonds, which comprise a substantial portion of the marketable securities portfolio, have declined over the same time period.
Alico currently holds several auction rate securities having a total face value of $5.5 million. These securities are highly rated and continue to pay interest, but are not currently liquid. Due to the current state of the markets for these securities, Alico recognized an impairment of $0.2 million and $0.5 million for the quarter and nine months ended June 30, 2009, respectively and recognized the charges as a reduction of investment income. The impaired securities were classified as non-current investments at June 30, 2009 and September 30, 2008.
Interest Expense
Interest expense for the three and nine months ended June 30, 2009 was slightly below prior year amounts. The overall debt level of the Company has declined over the past nine months as the Company has made efforts to reduce the outstanding principal balance of its RLOC.

Provision for Income taxes
Alico’s effective tax rate was 44.7% and (8.4% ) for the nine months ended June 30, 2009 and 2008, respectively. The June 2008 rate was impacted by adjustments related to IRS proceedings for the tax years 2000, 2001, 2002, 2003 and 2004. The IRS proceedings for those years have been fully settled. The IRS is currently auditing the Company’s tax returns for 2005, 2006, 2007 and the transition return for the month ended September 30, 2007.

Operating Revenue

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Agriculture:
Bowen Brothers Fruit	$10,818	$17,451	$27,461	$44,294
Citrus groves	14,876	17,528	35,698	40,679
Sugarcane	307	1,581	7,368	9,341
Cattle	2,838	3,049	5,207	6,451
Vegetables	1,378	1,522	4,670	5,460
Sod and native plants	207	404	501	877

Agriculture operations revenue	30,424	41,535	80,905	107,102
Real estate operations	—	1	1,372	3,870
Land leasing and rentals	703	504	2,249	1,617
Mining royalties	54	107	295	392

Total operating revenue	$31,181	$42,147	$84,821	$112,981

Operating revenues declined by 26% and 25% during the quarter and nine months ended June 30, 2009, respectively, when compared with the quarter and nine months ended June 30, 2008, primarily due to reduced revenues from agricultural activities.
Gross Profit

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$858	$856	$1,599	$1,715
Citrus groves	4,025	6,052	8,493	13,054
Sugarcane	(416)	(41)	(2,335)	101
Cattle	133	(363)	(885)	(1,290)
Vegetables	(1,039)	130	(1,971)	(45)
Sod and native plants	(10)	(391)	(6)	(456)

Gross profit from agricultural operations	3,551	6,243	4,895	13,079
Real estate activities	(231)	(293)	553	2,143
Land leasing and rentals	392	358	1,419	1,302
Mining royalties	31	49	218	259

Gross Profit	3,743	6,357	7,085	16,783

Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of producing the products. These prices are based on market factors and are largely out of the Company’s control.
The decline in gross profit during the quarter and nine months ended June 30, 2009 compared with the quarter and nine months ended June 30, 2008 was primarily due to reduced profit from agricultural operations.

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
Bowen
Bowen revenues declined both for the quarter and nine months ended June 30, 2009 when compared with the prior year. Citrus prices have declined this season due to consumer price resistance and large amounts of juice inventories throughout the industry. Bowen’s operations include providing harvesting, hauling and marketing services for growers for a fee, as well as purchasing fruit from growers and reselling to processors at a slight margin. Because of the marginal nature of the business, Bowen has been able to maintain profitability at a somewhat consistent level compared with the prior year despite the revenue decline.
Citrus Groves
The Company experienced lower prices for its citrus product during the quarter and nine months ended June 30, 2009 when compared with the corresponding periods in the prior year, due to consumer price resistance and large amounts of juice inventories throughout the industry. The price decline caused reductions in both citrus revenues and gross profits for the three and nine month periods ended June 30, 2009 when compared with the corresponding periods in the prior year.
Sugarcane
Sugarcane operations generated losses of $0.4 million and $2.3 million during the quarter and nine months ended June 30, 2009, respectively, compared with a loss of $0.0 million and a profit of $0.1 million during the corresponding periods of the prior year.
During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s and causing damage to Alico’s sugarcane crop of approximately $1.1 million, which was recognized during the quarter ended March 31, 2009.
Sugarcane plantings must be rotated on a three year cycle in order to sustain profitable yields. In fiscal year 2007, the Company did not plant additional sugarcane due to the market outlook at that time and uncertainty surrounding the sugar mill to which the Company delivers its product. Due to the age of current sugarcane plantings, the Company expects a significant yield reduction during fiscal year 2010. Because of the reduced yield expectation, the Company has recognized total inventory impairments of $1.3 million related to its 2010 crop during the nine months ended June 30, 2009.
Based on expected improved pricing resulting from recent contract negotiations, the Company is currently evaluating its future options regarding its sugarcane operations.

Cattle
In an effort to minimize risk related to its feeding efforts, the Company utilized forward purchase contracts for corn used as cattle feed during the nine months ended June 30, 2009. Subsequent declines in the price of corn after the execution of the contract could not be realized due to the forward purchases, causing the Company to realize substantial losses. Additionally, the cost of raising and delivering calves to market have increased significantly during the past several years, largely the result of increased cost of feeding and fuel.
The cattle industry has typically operated on a ten year cycle as cow-calf producers expand inventories in response to profits and reduce herd sizes in response to decreased profitability. Alico’s cattle strategy has been to reduce herd sizes during the expansion phase of the cycle and building herd size through opportunistic acquisitions during the contraction phase. Several atypical factors have combined to alter the cattle cycle in the past few years including the utilization of former pastures for corn production due to increased ethanol demand, and drought conditions in the Southeastern United States. Due to these changes, Alico is revaluating its cattle strategy to determine the most profitable course of action in the current environment.
Vegetables
During the last week of January and the first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s causing damage to Alico’s vegetable crops. Additionally, increased production costs together with a decline in prices received for corn and beans caused the Company to recognize losses from its vegetable division during the quarter and nine months ended June 30, 2009.
Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $0.3 million at June 30, 2009. In addition, Bowen had sales contracts totaling $1.4 million at June 30, 2009 for which purchases had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below committed sales price.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico-J&J, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC. J&J Farms continued to utilize the equipment and make the monthly lease payments through June 2009. Alico, J&J and the lessor of the equipment have agreed to an orderly disposal of the equipment which will terminate Alico’s remaining obligations. Alico’s maximum total remaining unpaid obligations under these leases, should J&J Farms default on its obligations, was $0.2 million at June 30, 2009.
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
ITEM 4. Controls and Procedures
The Company’s management, including the Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against J. D. Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlanticblue, Inc., a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleges that J.D. Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants J. D. Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile.
On June 3, 2009, a Special Committee of Alico’s Board of Directors comprised entirely of Independent Directors and which was constituted to investigate the shareholder derivative action filed by Mr. Troutman, completed its investigation and determined that it would not be in Alico’s best interest to pursue such litigation. Alico has filed a motion to dismiss the litigation based upon the findings of the Special Committee. A copy of the report was filed with the Court, and it and the other pleadings in the case are available from the Clerk of the Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff, vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc. Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.
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
ALICO, INC.
(Registrant)
August 10, 2009
Steven M. Smith
President & Principal Executive Officer
(Signature)
August 10, 2009
Patrick W. Murphy
Chief Financial Officer
(Signature)
August 10, 2009
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