Form 10-K
period 2009-09-30
ALICO INC
filed 2009-12-14
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-261
ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation	(IRS Employer
or organization)	identification number)

P.O. Box 338, La Belle, Florida	33975
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number including area code (863) 675-2966

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of class:	on which registered:

COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative	NASDAQ
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of March 31, 2009 (the last business day of Alico’s most recently completed second fiscal quarter) was $84,948,192. There were 7,375,817 shares of stock outstanding at December 4, 2009.
Documents Incorporated by Reference:
Portions of the Proxy Statement of Registrant to be dated on or before January 20, 2010 are incorporated by reference in Part III of this report.

ALICO, INC.
FORM 10-K
For the year ended September 30, 2009

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
The relative contributions of each operation to the operating revenue, profit and total assets of Alico during the past three years (all revenues are from external customers within the United States) are discussed under the caption “Reportable Segment Information” and in Note 10 to the Consolidated Financial Statements.
Alico’s retail land sales and development business is handled solely through its wholly owned subsidiary, Alico Land Development, Inc. (formerly known as Saddlebag Lake Resorts, Inc.). However, Alico has from time to time directly sold properties which, in the judgment of Management and the Board of Directors, were surplus to Alico’s primary operations. Additionally, Alico’s wholly owned subsidiary, Alico-Agri, Ltd., has also engaged in bulk land sales. Alico, through its subsidiary Alico Land Development, Inc., has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future.
On September 28, 2007, the Board of Directors of Alico approved a change in Alico’s fiscal year end from August 31 to September 30. The fiscal year change was effective beginning with Alico’s 2008 fiscal year. Alico’s 2008 fiscal year began on October 1, 2007 and ended September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. Accordingly, information is presented for the years ended September 30, 2009 and September 30, 2008, the one month transition period ended September 30, 2007, and for the prior fiscal year ended August 31, 2007.
Subsidiary Operations
Alico has five wholly owned subsidiaries: Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC (“Plant World”), Bowen Brothers Fruit LLC (“Bowen”), and Alico Land Development, Inc. (“ALDI”), formerly known as Saddlebag Lake Resort, Inc.
Agri
Agri is a Bermuda based captive insurer and was created to write crop insurance against catastrophic losses due to weather and disease. Agri provided crop insurance to Alico and other Florida based third parties during the years from 2000 to 2005. Due to several hurricanes which impacted the State of Florida during the fall of 2004 and 2005, Agri sustained losses related to its underwriting activities which caused Agri to suspend additional insuring activities pending an updated feasibility study of its insuring activities. Based on the findings of the study, along with the history of losses, Agri ceased issuing policies. Alico is currently working to dissolve Agri.
Alico-Agri
Alico-Agri, Ltd. was formed during fiscal year 2003 to manage the real estate holdings of Agri. Agri transferred all of its property holdings, consisting solely of the Lee County, Florida properties surrounding Florida Gulf Coast University, and the related contracts to Alico-Agri for a 99% partnership interest. Alico, the managing partner, transferred cash for a 1% interest in the partnership. Upon the dissolution of Agri, the partnership interest in Alico-Agri will be transferred to ALDI.

Plant World
In September 2004, Alico, through Alico-Agri, purchased the assets of La Belle Plant World, Inc. a wholesale grower and shipper of vegetable transplants to commercial farmers. The purchase price was $4.9 million for the land, office building, greenhouses and associated equipment. Alico Plant World, LLC was set up as a wholly owned subsidiary of Alico-Agri, Ltd. Due to ongoing losses sustained by Plant World, Alico discontinued the transplant operations in June 2008 and is currently leasing Plant World’s facilities to an outside nursery operation.
Bowen
Bowen provides harvesting, hauling and marketing services to Alico and other outside citrus growers in the state of Florida.
ALDI
ALDI has been active in the subdivision, development and sale of real estate since its inception in 1971. ALDI has developed and sold two subdivisions near Frostproof, Florida. Through its ALDI subsidiary, Alico has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future.
The financial results of the operations of these subsidiaries are consolidated with those of Alico. Intercompany activities and balances are eliminated in consolidation. (See Note 1 to the Consolidated Financial Statements.)
Segments
Alico engages in a variety of agricultural pursuits as well as other land management activities. For information concerning the revenues, gross profits and assets attributable to each business segment please refer to Note 10 of the Consolidated Financial Statements.
Agricultural Operations
The table below outlines the relative contribution to operating revenue by each of the Company’s segments for the past three fiscal years:

	Fiscal year ended September 30,		Fiscal year ended
	2009	2008	August 31, 2007
Bowen	31%	39%	40%
Citrus	40%	35%	36%
Sugarcane	9%	8%	7%
Cattle	9%	6%	8%
Vegetables	5%	5%	3%
Other agriculture	1%	2%	1%

Total Agriculture	95%	95%	95%
Real estate	2%	3%	3%
Non agriculture	3%	2%	2%

Total Operating revenue	100%	100%	100%

Bowen Brothers
Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other growers in the state of Florida. Bowen’s operations also include the purchase and resale of citrus fruit. Bowen Brothers was purchased in February 2006 to provide Alico with additional citrus marketing expertise and the ability to harvest its own citrus crop.
Citrus Groves
Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the state of Florida. Approximately 10,552 acres of citrus were grown and harvested during the 2008-09 season. During the fiscal year ended September 30, 2009, Alico sold approximately 39% of its citrus crop to Southern Gardens, a wholly owned subsidiary of U.S. Sugar Corporation (USSC). The balance of the sales concentration is attributable to citrus contracts with Florida Orange Marketers, Inc. which represented approximately 29% of Alico’s citrus sales and Cutrale, which represented approximately 29% of the Alico’s citrus sales. While Alico believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts.

Sugarcane
Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. The crop is harvested by a co-op, proportionately owned by sugarcane growers, including Alico. Alico had 8,307 acres, 9,110 acres and 10,254 acres of sugarcane in production during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Since the inception of its sugarcane program in 1988, Alico has sold 100% of its product through a pooling agreement with USSC, a local Florida sugar mill. Under the terms of the pooling agreement, Alico’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold. Due to the location of the Company’s sugarcane fields relative to location of alternative processing plants, the loss of USSC as a customer would have a negative material impact on the Company’s sugarcane operations.
Cattle
Alico’s cattle operations, located in Hendry and Collier Counties, Florida, is engaged primarily in the production of beef cattle, feeding cattle at western feedlots and the raising of replacement heifers. The breeding herd consists of approximately 10,189 cows, bulls and replacement heifers. Approximately 53% of the herd is from one to five years old, while the remaining 47% is at least six years old. Alico primarily sells to packing and processing plants in the United States. Alico also sells cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for Alico’s cattle. In the opinion of Management, the loss of any one or a few of these processing plants and/or buyers would not have a material adverse effect on Alico’s cattle operation.
Vegetables
In the fiscal year ended August 31, 2006 Alico began growing corn and beans for delivery to local packing facilities. Alico has marketing agreements for its vegetable products through local packing facilities and brokers in the state of Florida for sale to wholesale and retail outlets in the United States. In the opinion of Management, the loss of any one or a few of these facilities or brokers would not have a material adverse effect on Alico’s vegetable operation.
Other Agricultural Operations
Alico is also engaged in the sale of native sod, and other native plants and trees for landscaping purposes. The sale of these products is not significant to the overall revenue or profitability of the Company.
Real Estate
ALDI has been active in the subdivision, development and sale of real estate since its inception in 1971. ALDI has developed and sold two subdivisions near Frostproof, Florida. Through its ALDI subsidiary, Alico has developed a plan to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future.

Non Agricultural Operations
Land Rentals for Grazing, Agricultural, Oil Exploration and Other Uses
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Alico will continue to develop additional land to lease for farming as strategically advantageous and according to demand. There were no significant changes in the method of rental for these properties during the past fiscal year.
Mining Operations: Rock and Sand
In May 2006, Alico acquired a 526 acre mine site for rock and fill in Glades County, Florida. Rock and sand reserves are depleted and charged to cost of goods sold proportionately as the property is mined. Additionally, ALDI is currently seeking a permit for two rock mines in Hendry and Lee Counties. Operating revenue and profits from mining operations have not been significant to the Company during the past three fiscal years but may increase as additional properties are permitted and become operational in the future.
Competition
As indicated, Alico is primarily engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. For instance, citrus is grown in foreign countries and several states, the most notable of which are: Brazil, Florida, California, and Texas. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Sugarcane products compete with products from sugar beets in the United States as well as imported sugar and sugar products from foreign countries. Vegetables are produced throughout the United States, as is sod. Forest and rock products are produced in most parts of the United States. Leasing of land is also widespread.
Alico’s share of each of the United States markets for citrus, sugarcane, cattle, vegetables, sod, mining and forest products is less than 3%.
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
Employees
At September 30, 2009, Alico and its subsidiaries had a total of 161 full-time employees classified as follows: Bowen 13; Citrus 82; Sugarcane 12; Ranch 7; Vegetables 12; Real Estate 2; Leasing 3; Facilities Maintenance Support 12; General and Administrative 18. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business
As with any agribusiness enterprise, Alico’s business operations are predominantly seasonal in nature. The harvest and sale of citrus fruit generally occurs in all quarters, but is more concentrated during the first, second and third fiscal quarters. Sugarcane is harvested during the first and second fiscal quarters. Vegetable harvest and sales generally occur in the first, second and third fiscal quarters. Other segments of Alico’s business such as its cattle and sod sales, mining and leasing operations, tend to be recurring rather than seasonal in nature.
Capital resources and raw materials
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future through internally generated funds and credit availability. Alico has credit commitments that provide for revolving credit that is available for Alico’s general use. Raw materials needed to propagate the various crops grown by Alico which consist primarily of fertilizer, herbicides, insecticides, fuel and water are readily available from local sources.
Available Information
Alico’s internet address is: http://www.alicoinc.com. As required by SEC rules and regulations, Alico files reports with the SEC on Form 8-K, Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Atlantic Blue Group, Inc. (“Atlanticblue”) (formerly Atlantic Blue Trust, Inc.) is the owner of approximately 51% of Alico’s common stock. Accordingly, Alico’s common stock is thinly traded and its market price may fluctuate significantly more than stocks with a larger public float. Additionally by virtue of its ownership percentage, Atlanticblue is able to elect all directors and, consequently, is deemed to control Alico. While Atlanticblue has issued a governance letter dated December 3, 2009 reaffirming its commitment to maintaining a majority of independent directors on Alico’s Board of Directors, this commitment may be terminated at any time upon 30 days prior written notice. Alico does not have cumulative voting. Accordingly, stockholders of Alico other than Atlanticblue have no effective control over who the management and directors of Alico are or will be.
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
The Company’s sale of surplus lands often involves buyer financing provided by the Company. In addition to the cash deposit paid by a buyer of surplus land, the Company at times takes a mortgage for the unpaid balance of the purchase price of the land sales contract. The collectability of the amounts owed is dependent on the creditworthiness of the mortgagors, which often depends upon their continued financial success. The purchasers of the surplus tracts are often developers, whose success is in turn directly affected by multiple factors in the national and local real estate markets, including but not limited to interest rates, demand for housing, competition from other available land, governmental regulation, permitting, and unanticipated costs of construction. Depending on the magnitude of its debt to the Company, a mortgagor’s default on a sales contract or the bankruptcy of any material purchaser of surplus land could have a materially adverse effect on the Company. Additionally, if a borrower defaults on a secured property and the Company repossesses the property, the Company cannot predict, under the current real estate market conditions, if the repossessed property can be sold in the near term or, if the Company is able to sell the repossessed property, if such sale will result in a gain equal to the anticipated gain under the original sales contract for such property. Currently Alico-Agri is foreclosing on a mortgage on a tract involving 4,528 acres in Lee County, Florida with an outstanding balance of $52.2 million. This foreclosure is being contested. If Alico-Agri is successful in foreclosing on this tract, it does not believe that it will be able to obtain a deficiency judgment for the amount owed, which may be in excess of the value of the foreclosed property at the time of foreclosure.
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
Alico has a large customer that accounts for 24% of revenues.
For the fiscal year ended September 30, 2009, Alico’s largest customer, U.S. Sugar Corporation (USSC) for whom Alico grows sugarcane, accounted for approximately 24% of operating revenue. Additionally, Alico sells citrus to Southern Gardens, a wholly owned subsidiary of USSC. These marketing arrangements involve marketing pools which allow the contracting party to market Alico’s product in conjunction with the product of other entities in the pool and pay Alico a proportionate share of the resulting revenue from the sale of the entire pooled product. While Alico believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts.

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
Alico’s agricultural operations are concentrated in south Florida counties with more than 80% of its agricultural lands located in a contiguous parcel in Hendry County. All of these areas are subject to occasional periods of drought, excess rain, flooding, and freeze. Crops require water in different quantities at different times during the growth cycle. Accordingly, too much or too little water at any given point can adversely impact production. While Alico attempts to mitigate controllable weather risks through water management and crop selection, its ability to do so is limited. Alico’s operations in southern and central Florida are also subject to the risk of hurricanes. Hurricanes have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of wind blown disease. Alico was impacted by hurricanes during fiscal years 2006, 2005 and 2004 and sustained losses relating to the storms during all three of those fiscal years. Alico seeks to minimize hurricane risk by the purchase of insurance contracts, but a portion of Alico’s crops remain uninsured. Because Alico’s agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in Alico’s results of operations.
Water Use Regulation restricts Alico’s access to water for agricultural use.
Alico’s agricultural operations are dependent upon the availability of adequate surface and underground water needed to produce its crops. The availability of water for use in irrigation is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which Alico’s lands are located. Currently, Alico has permits for the use of underground and surface water which are adequate for its agricultural needs. Surface water in Hendry County, where much of Alico’s agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and the system of canals used to irrigate such land. Since the Army Corps of Engineers controls the level of Lake Okeechobee, this organization ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district. The Army Corps of Engineers previously decided to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levees surrounding the lake to restrain rising waters which could result from hurricanes. Changes in permitting for underground or surface water use during times of drought, because of lower lake levels, may result in shortages of water for agricultural use by Alico and could have a materially adverse effect on Alico’s agricultural operations and financial results.

Alico’s citrus groves are subject to damage and loss from disease including but not limited to Citrus Canker and Citrus Greening diseases.
Alico’s citrus groves are subject to damage and loss from diseases such as Citrus Canker and Citrus Greening. Each of these diseases is widespread in Florida and Alico has found instances of Citrus Canker and/or Citrus Greening in several of its groves. Both diseases are present in areas where Company groves are located. There is no known cure for Citrus Canker at the present time although some pesticides inhibit the development of the disease. The disease is spread by contact with infected trees or by wind blown transmission. Alico’s policy is to destroy trees which become infected with this disease or with Citrus Greening disease. Alico maintains an inspection program to discover infestations early. Citrus Greening destroys infected trees and is spread by psyllids. Alico utilizes a pesticide program to control these hosts. At the present time, there is no known pesticide or other treatment for Citrus Greening once trees are infected. Both of these diseases pose a significant threat to the Florida Citrus industry and to Alico’s citrus groves. Wide spread dissemination of these diseases in Alico’s groves could cause a material adverse effect to Alico’s operating results and citrus grove assets.
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
Alico engages third parties to provide personnel for its harvesting operations. The personnel engaged by such third parties could be from pools composed of immigrant labor. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws or by stricter enforcement of such laws. The scarcity of available personnel to harvest Alico’s agricultural products could cause Alico’s harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a materially adverse effect upon Alico.

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
Alico faces significant competition in its agricultural operations both from domestic and foreign producers and does not have any branded products. Foreign growers generally have a lower cost of production, less environmental regulation and in some instances greater resources and market flexibility than Alico. Because foreign growers have great flexibility as to when they enter the U.S. market, Alico cannot always predict the impact these competitors will have on its business and results of operations. The competition Alico faces from foreign suppliers of sugar and orange juice is mitigated by quota restriction on sugar imports imposed by the U.S. government and by a governmentally imposed tariff on U.S. orange imports. A change in the government’s sugar policy allowing more imports or a reduction in the U.S. orange juice tariff would adversely impact Alico’s results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
At September 30, 2009, Alico owned a total of 135,466 acres of land located in five counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:
Alico, Inc. & Subsidiaries
Land Use Summary
September 30, 2009

	Total	Hendry(1)	Polk	Collier	Glades	Lee
Citrus:
Producing acres	10,552	3,018	3,405	4,129	—	—
Support and nonproductive(2)	6,333	2,347	789	3,197	—	—

Total Citrus	16,885	5,365	4,194	7,326	—	—

Sugarcane:
Producing acres	8,307	8,307	—	—	—	—
Support and nonproductive(2)	7,715	7,715	—	—	—	—

Total Sugarcane	16,022	16,022	—	—	—	—

Ranch:
Improved pasture	21,201	20,906	295	—	—	—
Semi-improved pasture	21,752	20,038	602	1,112	—	—
Native pasture	19,513	11,846	5,949	1,718	—	—
Support and nonproductive(2)	13,583	12,527	376	680	—	—

Total Ranch	76,049	65,317	7,222	3,510	—	—

Farming:
Productive acres	5,521	5,521	—	—	—	—
Support and nonproductive(2)	17,479	17,479	—	—	—	—

Total Farming	23,000	23,000	—	—	—	—

Sod:
Producing acres	1,540	1,540	—	—	—	—
Support and nonproductive(2)	363	363	—	—	—	—

Total Sod	1,903	1,903	—	—	—	—

Rock and Sand Mining	526	—	—	—	526	—
Commercial & Residential	1,081	54	66	—	—	961

Total	135,466	111,661	11,482	10,836	526	961

(1)	Approximately 51,527 acres of the Hendry County property are encumbered by a Revolving Line of Credit, Term Note and mortgage held by Farm Credit of Southwest Florida, in the amount of $78.9 million.

(2)	Includes buildings, roads, water management systems, fallow lands and wetlands.

Of the above lands, Alico utilizes approximately 21,000 acres of improved pasture plus approximately 42,000 acres of semi-improved and native pasture for cattle production. Much of the land is also leased for multi-purpose use such as oil exploration, farming and recreation.
From the inception of Alico’s predecessor’s initial development program in 1948, one of the Company’s goals has been to develop the lands for their most profitable use. Prior to implementation of the development program, detailed studies were made of the properties focusing on soil capabilities, topography, transportation, availability of markets and the climatic characteristics of each of the tracts. Based on these and later studies, the use of each tract was determined. Management believes that Alico lands are suitable for agricultural, residential and commercial uses. In the past, some of the land was considered surplus to the agricultural needs of Alico and, as indicated under Item 1 of this report, sales of such surplus property were made from time to time.
Alico utilizes consultants to work with senior management and the Board of Directors to enhance the planning and strategic positioning of all Company owned land. ALDI also oversees the entitlement of Alico’s land assets in order to preserve these rights should Alico choose to develop the property in the future.
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

On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlanticblue, a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.
On June 3, 2009 a Special Committee of Alico’s Board of Directors comprised entirely of Independent Directors and which was constituted to investigate the shareholder derivative action filed by Mr. Troutman, completed its investigation with the assistance of independent legal counsel, and determined that it would not be in Alico’s best interest to pursue such litigation. Alico has filed a motion to dismiss the litigation based upon the findings of the Special Committee. A copy of the report was filed with the Court and it and the other pleadings in the case are available from the Clerk of Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc. Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Prices
The common stock of Alico, Inc. is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low prices as reported by NASDAQ, by fiscal quarter, during the fiscal years ended September 30, 2009 and 2008 are presented below:

	2009		2008
	Price		Price
	High	Low	High	Low

First Quarter	$47.85	$22.34	$51.13	$35.35

Second Quarter	$45.02	$20.24	$45.62	$35.44

Third Quarter	$30.73	$23.25	$45.48	$33.14

Fourth Quarter	$33.94	$26.29	$50.32	$33.90
Approximate Number of Holders of Common Stock
As of October 31, 2009 there were approximately 382 holders of record of Alico’s Common Stock as reported by Alico’s transfer agent.
Dividend Information
Dividends declared during the last two fiscal years were as follows:

Record Date	Payment Date	Amount Paid Per Share

April 30, 2008	May 16, 2008	$0.275
July 31, 2008	August 15, 2008	$0.275
October 31, 2008	November 14, 2008	$0.275
January 30, 2009	February 15, 2009	$0.275
April 30, 2009	May 15, 2009	$0.1375
July 31, 2009	August 15, 2009	$0.1375
October 31, 2009	November 13, 2009	$0.1375
At a Board of Directors meeting held on October 30, 2009 the Directors deferred the consideration of a quarterly dividend.
Alico’s ability to pay dividends in the immediate future is dependent on a variety of factors including earnings and the financial condition of Alico. For a discussion of these factors, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Arrangements
On November 3, 1998, Alico adopted the Alico, Inc. Incentive Equity Plan (the 1998 plan) pursuant to which the Board of Directors could grant options, stock appreciation rights and/or restricted stock to certain directors and employees. The 1998 Plan authorized grants of shares or options to purchase up to 650,000 shares of authorized but unissued common stock. This plan expired on November 3, 2008.
On February 20, 2009 Alico adopted the Alico, Inc., Incentive Equity Plan (The 2008 Plan) pursuant to which the Board of Directors of Alico may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 350,000 shares of authorized but unissued common stock to be funded by treasury purchases. Details of the plan are more fully described in the Company’s proxy statement filed on January 23, 2009.
On October 27, 2006, the Board awarded 20,000 shares of restricted stock to the Chief Executive Officer under the 1998 Plan as additional compensation. Under the terms of the agreement, 4,000 shares vested effective August 31, 2006, 4,000 vested effective August 31, 2007 and the remaining 12,000 shares vested upon the CEO’s retirement on June 30, 2008. The fair value per share was $61.96 on the date of the award.
During November 2007, the CEO and COO elected to receive a portion of their annual incentive bonus in Company stock. The CEO chose to receive 4,000 shares at a value of $177 thousand, while the COO chose to receive 500 shares at a value of $22 thousand. These shares were issued under the 1998 plan. Compensation expense for these awards was accrued and recognized during the fourth quarter of Alico’s fiscal 2007 year.
A grant of 25,562 restricted shares was made to four senior executives in January 2008 under the 1998 Plan with a fair value of $40.67 per share, in order to replace previous retirement benefits granted. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. In January 2009, a total of 3,571 shares vested and the shares were issued from treasury stock. The remaining 14,284 shares granted in January 2008 vest 25% annually in January of each year until fully vested.
On September 30, 2008, Alico, hired a President for its subsidiary ALDI. As a portion of the total compensation package, the Board awarded 7,500 shares of restricted stock under the 1998 Plan. Under the terms of the agreement, the shares will vest 20% on September 30, 2010 and continue to vest 20% per year until they are fully vested. The fair value per share was $47.43 on the date of the award.
No stock options or stock appreciation rights have been granted since February 2004. There were no outstanding stock options or appreciation rights outstanding at September 30, 2009.

Number of securities
	Number of	Weighted	remaining available for
	Securities to be	average exercise	future issuance under
	issued upon	price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	Column (a))
Plan Category	[a]	[b]	[c]

Equity compensation plans approved by security holders	—	—	344,500

Equity compensation plans not approved by security holders	—	—	—

Issuer Purchases of Equity Securities
In order to fund restricted stock grants pursuant to its Incentive Equity plans for the purpose of providing restricted stock to eligible Directors and Senior Management and to align their interests with those of the Company shareholders, the table below summarizes treasury purchases during the last two fiscal years (in whole dollars):

			Total Shares
			Purchased as Part of
	Total Number of	Average price	Publicly Announced	Total Dollar value of
Date	Shares Purchased	paid per share	Plans or Programs	shares purchased

November 2007	12,000	$43.97	55,770	$527,699
March 2008	6,200	$44.24	61,970	$274,268
May 2008	9,768	$40.32	71,738	$393,851
December 2008	15,733	$38.37	87,471	$603,611
January 2009	4,267	$41.67	91,738	$177,807
February 2009	2,500	$28.38	94,238	$70,948
May 2009	3,000	$27.21	97,238	$81,643
The stock repurchases began in November 2005 and will be made on a quarterly basis until November 1, 2013 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares.
The Company does not anticipate that any purchases under the 2008 Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. Alico may purchase an additional 344,500 shares in accordance with the authorization. Pursuant to approved plans, Alico purchased 3,000, 6,767 and 15,733 shares in the open market during the third, second and first quarter of fiscal year 2009, respectively, at a weighted average price of $36.63 per share.
There were no purchases of common stock of Alico made during the three months ended September 30, 2009 by Alico or any “affiliated purchaser” of Alico as defined in rule 10b-18(a)(3) under the Exchange Act.

Alico Performance
The graph below represents the Company’s common stock performance, comparing the value of $100 invested on September 1, 2004 in the Company’s common stock, the S&P 500 and a Company-constructed peer group.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company Name / Index	Aug. 05	Aug. 06	Aug. 07	Aug. 08	Sep. 09
Alico, Inc.	20.40	15.39	-11.28	-13.32	-30.08
S&P 500 Index	12.56	8.88	15.13	-11.14	-15.20
New Peer Group	58.83	-26.65	-21.12	-1.34	-24.11
Old Peer Group	56.59	-27.71	-27.92	2.34	-23.82

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Aug. 04	Aug. 05	Aug. 06	Aug. 07	Aug. 08	Sep. 09
Alico, Inc.	100	120.40	138.93	123.26	106.85	74.71
S&P 500 Index	100	112.56	122.55	141.10	125.38	106.32
New Peer Group	100	158.83	116.49	91.89	90.66	68.80
Old Peer Group	100	156.59	113.19	81.59	83.50	63.61

New Peer Group Companies	Old Peer Group Companies
CONSOLIDATED TOMOKA LAND CO	CONSOLIDATED TOMOKA LAND CO
ST JOE CO	ST JOE CO
TEJON RANCH CO	TEJON RANCH CO
TEXAS PACIFIC LAND TRUST	THOMAS PROPERTIES GROUP
THOMAS PROPERTIES GROUP

Item 6.	Selected Financial Data.

	Fiscal Years Ended		One Month Ended	Fiscal
	September 30,		September 30,	Years Ended August 31,
Description	2009	2008	2007 (1)	2007	2006	2005
	(In Thousands, Except Per Share Amounts)

Operating revenue	$89,528	$116,382	$758	$132,005	$74,164	$52,938
Income (loss) from continuing operations	(3,649)	5,603	(849)	(13,395)	8,021	6,260
Income (loss) from continuing operations per weighted average common share	$(0.50)	$0.76	$(0.12)	$(1.82)	$1.09	$0.85
Average Number of Shares Outstanding	7,368	7,367	7,358	7,369	7,368	7,331
Cash Dividend Declared Per Share	0.69	1.10	0.28	1.10	1.03	1.25
Total Assets	200,235	273,932	285,349	281,206	263,579	248,306
Long-Term Obligations	80,715	140,239	143,265	143,790	103,601	85,826

(1)	Beginning with fiscal 2008, Alico changed its year end from August 31 to September 30. The year ended September 30, 2008 was the first full year on the new fiscal year. Results for September 30, 2007 are for the one month transition period.
Alico, through its subsidiary Bowen, purchased the assets of Bowen Brothers Fruit Co., Inc. for $1.9 million in February 2006. The purchase was made to provide Alico with additional citrus marketing expertise and the ability to harvest its own citrus crop. Operating revenue, income, assets and long-term obligations from Bowen have been included beginning in fiscal year ended August 31, 2006. For further information concerning Bowen’s operations and assets please refer to Note 10 of the consolidated financial statements.
During the fiscal year ended August 31, 2007 the Company revised its estimate in connection with a tax disagreement with the IRS which resulted in additional income tax expense of $25.6 million for that fiscal year. The effect of this transaction was to reduce income from continuing operations. Additionally, the Company utilized its revolving line of credit for funding to settle the dispute, causing long-term obligations to increase. For further information regarding the IRS settlement, please refer to Note 8 of the consolidated financial statements.
During the fiscal year ended September 30, 2009, the Company utilized cash to reduce its outstanding debt by approximately $50.0 million, causing a reduction in total assets and long-term obligations. For further information concerning the Company’s long-term obligations, please refer to Note 6 of the consolidated financial statements.

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
On September 28, 2007, the Board of Directors of Alico approved a change in Alico’s fiscal year end from August 31 to September 30. The fiscal year change was effective beginning with Alico’s 2008 fiscal year. Alico’s 2008 fiscal year began on October 1, 2007 and ended September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. Accordingly, information is presented for the fiscal years ended September 30, 2009 and 2008, the one month transition period and for the prior fiscal year ended August 31, 2007.
Alico’s agricultural operations are seasonal in nature. While the season for each commodity differs, generally the season for each commodity is concluded by August 31 of each year and begins no earlier than October 1. For this reason, results for the fiscal year ended September 30 are generally comparable to those of the prior fiscal years ended August 31.

Liquidity and Capital Resources
Dollar amounts listed in thousands:

	September 30,
	2009	2008	2007
Cash & liquid investments	$22,204	$78,637	$78,110
Total current assets	51,335	123,130	135,376
Current liabilities	12,644	18,200	25,138
Working capital	38,691	104,930	110,238
Total assets	200,235	273,932	285,349
Notes payable	$78,928	$137,758	$135,884
Current ratio	4.06	6.77	5.39
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds and available credit. Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $75.0 million. Of the $75.0 million credit commitment, $47.7 million was available for Alico’s general use at September 30, 2009 (see Note 6 to consolidated financial statements).
Cash flows from Operations
Cash flows from operations were $16.4 million, $13.8 million and ($52.9 million) for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007. Cash flow from operations was ($1.8 million) for the one month transition period ended September 30, 2007. Cash flow from operations for the fiscal years ended September 30, 2008 and August 31, 2007 were negatively impacted by payments of $10.5 million to the State of Florida and $66.2 million to the IRS, respectively, related to the settlement of an IRS audit, which will cause those years not to be indicative of expected future cash flows from operations (see note 8 to consolidated financial statements).
In November 2008, Alico’s subsidiary, Alico-Agri received a payment of $2.5 million in escrow in connection with the restructure of a real estate contract (“East”) with Ginn- LA Naples, Ltd, LLLP (“Ginn”). In April 2009, Ginn defaulted on the East parcel contract. Under the terms of the contract, a quarterly interest payment of $283 thousand was due on March 30, 2009, but the payment was not received. Alico-Agri has initiated foreclosure proceedings to reclaim the property.
A settlement agreement with a vendor resulted in a $7.0 million payment to Alico in March 2009. Under the terms of the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during the second quarter of the fiscal year ended September 30, 2009.
In December 2008, Alico offered an option to former and retired employees to terminate future benefits under a non-qualified deferred compensation plan in exchange for cash equal to the net present value of future vested benefits. Payments of $1.4 million were paid to participants who elected the option in January 2009. Life insurance policies were liquidated to fund the distributions.
Several noncash adjustments to net income caused significant differences in cash flows from operations compared with the net loss for the fiscal year ended September 30, 2009. The Company recorded impairments related to its breeding herd, two parcels of real estate and auction rate securities totaling approximately $5.4 million during the fourth quarter of the fiscal year ended September 30, 2009. These impairments caused a decrease in net income, but were non-cash items. Additionally during the fourth quarter of the fiscal year ended September 30, 2009, the Company adjusted its deferred tax rate and created an allowance account for its charitable contribution carry forward. These noncash tax items caused net income to decrease by $836 thousand.

Inventoried costs of $18.7 million at September 30, 2009 were significantly lower than the $27.5 million level at September 30, 2008, the result of decreases in the costs of major inputs such as fuel and fertilizer from their 2008 levels, as well as aggressive cost reduction measures undertaken by the Company during fiscal year 2009.
Cash flows from Investing
Cash outlays for land, equipment, buildings, and other improvements totaled $6.7 million, $6.1 million and $9.1 million during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Alico anticipates its capital needs, primarily for the care of young citrus trees, real estate entitlement work, sugarcane plantings, and raising cattle for breeding purposes, at between $4.5 million and $5.5 million for fiscal year 2010.
Alico’s balance sheet has carried large amounts of cash and investments over the past several years in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri. Alico is currently working to liquidate the subsidiary and utilized approximately $50.0 million of liquidated Agri cash and investment proceeds to reduce its Revolving Line of Credit (RLOC) in January 2009.
Recent market conditions have depressed Florida real estate markets causing the predictability of real estate sales including timing and market values to be problematic. Alico through its subsidiary ALDI continues to market parcels of its real estate holdings which are deemed by the Board of Directors and Management to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the operations and cash flows of Alico.
Cash flows from Financing
Alico is working to dissolve its Agri subsidiary. Proceeds received from the liquidation of cash and investments held by Agri enabled Alico to pay $50.0 million on its revolving line of credit in January 2009.
On March 30, 2009, the Company modified its RLOC with Farm Credit of Southwest Florida. According to the terms of the modification, the total availability of funds under the RLOC was reduced to $75.0 million from $125.0 million. Additionally, several covenants were modified as follows: a) the covenant requiring the Company to maintain stockholder equity of at least $110 million was eliminated in its entirety b) the minimum current ratio was increased to 2.5 to 1 from 2.0 to 1 and c) the fixed charge coverage ratio was replaced by a debt coverage ratio requiring the Company to maintain a debt coverage of not less than 1.10 to 1 on a rolling four quarter basis. The maturity date of the RLOC was extended from August 1, 2011 to August 1, 2012. The interest rate index was changed from 3 month LIBOR to 1 month LIBOR, and the interest rate spread increased by 100 basis points. The Company also pledged an additional 10,147 acres of real estate in Hendry County, Florida. In addition to the covenants discussed above, the agreements set limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing.
In September 2008, Alico converted $50.0 million of the outstanding balance on its RLOC with Farm Credit of Southwest Florida to a 10 year term loan bearing a fixed interest rate of 6.79% with equal payments of principal and interest of $1.7 million per quarter until maturity. The term loan is cross collateralized with Alico’s RLOC and contains identical covenants. Alico is currently in compliance with all the covenants under its loan agreements and expects to continue to work with its lender to remain so for the foreseeable future.

Alico’s Board of Directors has authorized the repurchase of up to 350,000 shares of Alico’s common stock through November 1, 2013, for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders. Alico may purchase an additional 344,500 shares in accordance with the authorization. Previously Alico provided incentives under its 1998 Plan, and was authorized to purchase up to 650,000 shares prior to the plan’s expiration in November 2008. Pursuant to approved plans, Alico purchased 25,500 shares in the open market at an average price of $36.63 per share during the fiscal year ended September 30, 2009, 27,968 shares at an average price of $42.76 during the fiscal year ended September 30, 2008 and 27,770 shares at a weighted average price of $53.45 per share during the fiscal year ended August 31, 2007. No treasury purchases were made during the transition month ended September 30, 2007.
Alico paid quarterly dividends of $0.275 per share on November 14, 2008 and February 15, 2009 and quarterly dividends of $0.1375 per share on May 15, 2009, August 15, 2009 and November 13, 2009. At its meeting on October 30, 2009, the Board of Directors deferred dividend consideration. The Board will continue to assess financial condition, compliance with debt covenants, and earnings of Alico in determining its dividend policy.
Results from Operations
Summary of results (dollars in thousands):

				Fiscal
	Fiscal		One Month	Year
	Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Operating revenue	$89,528	116,382	$758	$132,005
Gross profit (loss)	1,838	14,057	(69)	29,685
General & administrative expenses	9,096	11,478	815	12,727
Profit (loss) from continuing operations	(7,258)	2,579	(884)	16,958
Profit on sale of bulk real estate	1,646	817	—	1,257
Interest and investment income	594	7,745	683	7,337
Interest expense	5,430	6,565	820	5,652
Other income (expense)	6,961	262	(4)	225
Income tax provision	$162	(765)	$(176)	$33,520
Effective income tax rate	-4.6%	-15.8%	17.2%	166.6%
Net income (loss) from continuing operations	$(3,649)	5,603	$(849)	$(13,395)
Alico’s agricultural operations generally combine to produce the majority of operating revenue, gross profit and income from operations. As a producer of agricultural products, Alico’s ability to control the prices it receives from its products is limited, and prices for agricultural products can be volatile. Operating results are largely dictated by market conditions. A combination of factors, discussed more specifically in the paragraphs following, resulted in lower profits for the Company’s agricultural operations in fiscal year 2009 when compared with fiscal year 2008 and 2007. Furthermore, declining market conditions caused the Company to evaluate several of its assets at September 30, 2009. Impairments of $5.4 million were identified during the process and charged to operations.
The Company has conducted detailed analyses of its operations in an effort to become more efficient and become more profitable in the future. These analyses have resulted in the implementation of aggressive cost reduction measures, the scaling back of operations and the elimination of several lines of business. The Board of Directors has taken an active role to assist Management in identifying areas for further improvement and closely monitoring results. While the prices received for agricultural products is largely out of the Company’s control, the Company believes that margins will improve as further cost savings are realized.

General and Administrative
General and administrative expenses decreased by 21% for the fiscal year ended September 30, 2009 compared with the fiscal year ended September 30, 2008. This savings resulted in the lowest level of general and administrative expenses since the fiscal year ended August 31, 2004. Further reductions are expected for fiscal year 2010. Cost savings measures have included reductions in staffing, outside consultants and employee benefit programs, but have generally occurred over all categories of general and administrative expenses. The cost reduction initiative was implemented during the fiscal year ended September 30, 2008 and resulted in savings of 10% when compared with the fiscal year ended August 31, 2007.
Profit from the Sale of Real Estate
Alico’s real estate revenues during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007 have primarily resulted from three contracts with the Ginn Companies related to the sale of real estate in Lee County, Florida. The Company recognized a total of $3.0 million, $4.6 million, and $4.6 million of real estate revenue for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively, of which $1.6 million, $0.8 million and $1.3 million were classified as non-operating revenues for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively.
In October 2008, the three contracts were renegotiated, resulting in the Company retaking possession of one of the properties resulting in a reduction of revenue during the fiscal year ended September 30, 2009 compared with the two previous fiscal years. The purchaser failed to exercise its option on another contract. In April 2009, the buyer defaulted on the third contract. The Company has initiated foreclosure proceedings to reclaim the property.
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
Due to decreases in the market prices of Florida real estate, the Company evaluated several of its properties for impairment at September 30, 2009, September 30, 2008 and August 31, 2007. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that a 291 acre lakefront property in Polk County, Florida, purchased in October 2005 for $9.2 million, was impaired by approximately $1.9 million at August 31, 2007, an additional $1.5 million at September 30, 2008, and an additional $2.8 million at September 30, 2009 due to declines in the Florida real estate market. The impairment losses were included as a charge to real estate operating expenses during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007. Alico’s remaining adjusted book basis in the property was $3.0 million at September 30, 2009. Additionally the Company determined that a parcel of land in Hendry County, Florida with a cost basis of $3.6 million was impaired by $1.5 million at September 30, 2009. Alico’s remaining book basis in this parcel was $2.1 million at September 30, 2009.
Provision for Income taxes
The Company’s effective tax rate is impacted by IRS adjustments including penalties and interest, state income taxes, including penalties and interest, items which may be included in book income but are not taxable under current statutes, such as earnings from tax exempt bonds, items included in book expense that are not deductible under current statutes, such as lobbying expenses and non qualified retirement plans, and the expiration of otherwise allowable deductions that do not meet recognition thresholds such as expired net operating loss and contribution carry forwards.
During the fiscal year ended August 31, 2002, the Company pledged $5.0 million to Florida Gulf Coast University. The donation was paid $1.0 million during fiscal year 2002 and $800 thousand annually over the next five years. This donation is the primary source of contribution carry forwards.

Based on income forecasts for subsequent years, the Company lowered its expected tax rate for deferred items and established an allowance account for its charitable contribution carry forward at September 30, 2009. Additionally, the Company recognized income taxes for charitable contributions that expired during the year. The cumulative impact of these adjustments was to reduce the tax benefit for the fiscal year ended September 30, 2009 by $1.0 million and reduce the effective tax rate by 29.6%. For a more complete discussion of items impacting the effective tax rate, see Note 8 to the consolidated financial statements.
The Company annually evaluates positions taken on tax returns to determine if it is more likely than not that the positions taken on the returns would be upheld under audit. During its annual assessment at September 30, 2009, one position, related to the timing of deductions was identified as not meeting the more likely than not threshold. The Company has accrued $314 thousand, representing interest and penalties related to this timing difference. The accrual was included as a component of the Company’s tax provision for the fiscal year ended September 30, 2009.
The IRS audited the Company’s tax returns for the 2000 — 2004 tax years. The audit was primarily related to the Company’s Agri subsidiary headquartered in Bermuda. As a result of the audit, the Company reached a settlement with the IRS which resulted in the payment of additional income taxes of $66.2 million during the fiscal year ended August 31, 2007 and $10.5 million during the fiscal year ended September 30, 2008.
Alico’s effective tax rate for the fiscal year ended September 30, 2008 was impacted by a benefit resulting from a final adjustment of the IRS settlement adjustment from previously accrued estimates of $1.6 million. The effect of this adjustment was to reduce the effective tax rate by 33% for the fiscal year ended September 30, 2008.
For the transition month ended September 30, 2007, the effective tax rate was 17.2% which differed from the expected combined Federal and State blended rate of 38% primarily due to the expiration of a charitable contribution carry forward.
Alico’s effective tax rate for the year ended August 31, 2007, was impacted by a $26.0 million adjustment related to the settlement of an IRS dispute. The effect of this adjustment was to increase the effective tax rate by 130% for the fiscal year ended August 31, 2007.
The IRS is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006, and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 and 2006 tax returns to December 31, 2010 pursuant to a request by IRS exams.
Interest and Investment Income
Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities. Interest and investment income was lower for the fiscal year ended September 30, 2009 compared with the fiscal years ended September 30, 2008 and August 31, 2007 due to reductions in earnings from mortgage interest and interest from investments.
Variations in interest income related to seller financed mortgages caused by interest rate fluctuations and a default on the mortgage was a primary factor in interest income fluctuations between the fiscal years presented. In April 2009, a purchaser defaulted on a $52 million mortgage held by Alico’s subsidiary Alico-Agri. The interest from the mortgage was recognized as interest income during fiscal years ended August 31, 2007, September 30, 2008 and in the fiscal year ended September 30, 2009 up until the time of the default. The Company recognized interest income of $0.8 million, $4.3 million and $3.1 million during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007 related to the mortgage. Additional interest received pursuant to the mortgage in the fiscal year ended September 30, 2008 compared with August 31, 2007 was the primary cause of increased interest income for the fiscal year ended September 30, 2008.
For several years, including the fiscal years ended September 30, 2008 and August 31, 2007, Alico’s balance sheet carried large amounts of cash and investments in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri. Alico is currently working to dissolve Agri. As a result of this effort, Agri converted a large majority of its investments to cash, and made pre-liquidation distributions to Alico in December of 2008. The result of this transaction was to lower the investment principal of the Company, causing a reduction in interest income from investments during the fiscal year ended September 30, 2009 when compared to the fiscal years ended September 30, 2008 and August 31, 2007. The Company’s interest bearing investments totaled $9.8 million, $28.3 million and $46.2 million at September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Reduced investment principal combined with declining interest rates over the past three fiscal years caused investment income to decline.

The Company held auction rate securities with a cost basis of $5.5 million at September 30, 2009. There is no longer a current active market for these securities. The securities continue to be highly rated and continue to pay interest. The Company’s experience with these securities over the past two years has included several issues being called at face value. However, because there is no active market for the securities the Company has retained a valuation consultant to value the securities based on call dates and provisions, bond ratings, prevailing interest rates and broker expectations. Based on these valuations, Alico recorded impairments related to auction rate securities of $816 thousand during the fiscal year ended September 30, 2009 and an impairment of $120 thousand for the fiscal year ended September 30, 2008. At September 30, 2009 and September 30, 2008, auction rate securities with estimated fair values of $4.5 million and $4.1 million, respectively, were classified as non-current assets.
Interest Expense
Interest expense declined during the fiscal year ended September 30, 2009 compared with the fiscal year ended September 30, 2008, primarily due to decreased debt levels. Alico’s outstanding debt was $78.9 million, $137.8 million and $136.9 million at September 30, 2009, September 30, 2008 and August 31, 2007, respectively. In January 2009, Alico utilized the proceeds from its Agri subsidiary’s pre-liquidation distributions to pay down Alico’s RLOC. Interest expense was higher during the fiscal year ended September 30, 2008 than in the previous fiscal year due to a higher average debt levels during the year.
Operating Revenue

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007
Revenues
Agriculture:
Bowen	$27,998	45,499	$143	$52,716
Citrus groves	36,030	41,167	5	47,484
Sugarcane	7,624	9,671	—	9,432
Cattle	8,201	6,793	330	9,977
Vegetables	4,706	5,460	—	3,803
Sod	535	1,118	92	2,180
Native trees and shrubs	47	125	—	249

Agriculture operations revenue	85,141	109,833	570	125,841
Real estate activities	1,372	3,870	—	3,329
Land leasing and rentals	2,691	2,276	141	1,495
Mining royalties	324	403	47	1,340

Total operating revenue	$89,528	116,382	$758	$132,005

Operating revenues declined by 23% during the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008. The decline was primarily due to lower citrus prices realized by Alico’s Bowen and citrus grove operations.
Operating revenues declined by 12% to $116.4 million in the fiscal year ended September 30, 2008 compared with $132.0 million in the fiscal year ended August 31, 2007. The decrease was primarily due to lower citrus prices realized by Bowen and Alico’s citrus grove operations during fiscal year 2008 compared with the prior fiscal year.

Gross Profit

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007
Gross profit (loss):
Agriculture:
Bowen	$1,338	$1,470	$(79)	$930
Citrus groves	8,731	13,530	2	24,057
Sugarcane	(2,185)	421	—	599
Cattle	(1,960)	(2,127)	41	255
Vegetables	(1,941)	(141)	—	496
Sod	(67)	(1,535)	(116)	862
Native trees and shrubs	28	125	—	249

Gross profit (loss) from agricultural operations	3,944	11,743	(152)	27,448
Real estate activities	(3,893)	341	(59)	(79)
Land leasing and rentals	1,574	1,668	105	1,102
Mining royalties	213	305	37	1,214

Gross Profit (loss)	1,838	14,057	(69)	29,685

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
Gross profits were lower for the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008 due primarily to declines in gross profits from agricultural and real estate activities. Gross profits were lower for the fiscal year ended September 30, 2008 compared with the fiscal year ended August 31, 2007 primarily due to lower gross profits from agricultural activities.
Reduced gross profits from citrus fruit, sugarcane production and vegetable crops (discussed in more detail in the paragraphs following) combined to reduce the overall gross profit from agricultural operations for the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008. Citrus groves, cattle and sod gross profits were lower during the fiscal year ended September 30, 2008 when compared with the fiscal year ended August 31, 2007.
Agricultural Operations
Due to a variety of factors, several of Alico’s agricultural operations generated losses during the fiscal years ended September 30, 2009 and September 30, 2008. Because agricultural results depend on a variety of factors largely beyond the Company’s control, predicting future revenues or gross profits from agricultural operations is highly speculative.

Bowen
Bowen’s operations primarily consist of providing harvesting, hauling and marketing services to Alico, as well as other citrus growers and processors in the State of Florida. Additionally, Bowen purchases and resells citrus fruit at a modest margin. Bowen’s operations generated revenues of $28.0 million, $45.5 million, and $52.7 million for the fiscal years ended September 30, 2009, September 30, 2008, and August 31, 2007, respectively. Gross profits were $1.3 million, $1.5 million and $0.9 million respectively, for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007. Citrus prices declined during the fiscal year ended September 30, 2009 compared with price levels during the fiscal year ended September 30, 2008 due to consumer price resistance and large amounts of citrus juice inventories throughout the industry. Nevertheless, because Bowen is primarily a service provider, Bowen was able to maintain its gross profit level compared with the prior year despite the decline in gross revenue. During the fiscal year ended September 30, 2008, Bowen was able to increase the margin for the services it provides and increase gross profits in spite of a decline in revenue caused by lower citrus prices.
Citrus Groves
Alico’s Citrus Groves division primarily produces citrus for delivery to citrus processors. The division recorded gross revenues of $36.0 million, $41.2 million, and $47.5 million and gross profits of $8.7 million, $13.5 million, and $24.1 million, for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Citrus prices realized by the Citrus Groves division declined 5% during the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008, which caused a corresponding decline in revenue and gross profit for the Citrus Groves division. Additionally, production from the citrus groves division declined by 7% during the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008. Citrus prices declined by 27% for the fiscal year ended September 30, 2008 when compared with the fiscal year ended August 31, 2007. This price decline caused a corresponding decrease in both revenue and gross profit compared with the prior year.
Alico harvested 3.9 million, 4.2 million, and 3.5 million 90-pound equivalent boxes of citrus in the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Alico estimates that its fiscal year 2010 crop will produce approximately 3.7 million boxes. Alico’s citrus production trend tends to mirror the trend for the State of Florida. The Florida Department of Agriculture estimates the 2009-10 Florida Orange crop at 136.0 million boxes, a 16% decrease from the 2008-09 crop of 162.4 million boxes. Market reactions to the estimate have been toward slightly higher prices for 2009-10 crops than those experienced in 2008-09.
Alico has contracts with several citrus processors with pricing mechanisms based on a minimum price along with a price increase if market conditions exceed the minimum. If current market conditions and outlooks hold steady, Alico expects to receive slightly better than the minimum contracted price for its citrus for the fiscal year ending September 30, 2010 which, along with the projected decline in production, is expected to cause gross citrus revenue and gross profit to remain relatively stable compared with the fiscal year ended September 30, 2009.
Sugarcane
Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Sugarcane revenues were $7.6 million, $9.7 million, and $9.4 million during the fiscal years ended September 30, 2009, September 30, 2008 and August 31 2007, respectively. Sugarcane generated gross (losses) profits of ($2.2 million), $0.4 million, and $0.6 million during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. During fiscal years 2009, 2008 and 2007, approximately 250,000, 381,000, and 381,000 standard tons of sugarcane were harvested, respectively.

To maintain maximum production, sugarcane crops (grown on sandy soil such as Alico’s) must be rotated every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. Due to dwindling profit margins, uncertainty surrounding the facility where the Company delivers its product, and an unfavorable price determinant, Alico chose to reduce its sugarcane planting activities during the fiscal years ended September 30, 2008 and August 31, 2007. This decision caused the Company to harvest less sugarcane during the fiscal year ended September 30, 2009. Since that time, the market outlook for sugar has improved, key input costs such as fuel and fertilizer have declined, more details concerning the future of the facility have become known and the Company was able to successfully negotiate a more favorable pricing arrangement with its sole customer.
The Company has undertaken a program to replant its sugarcane fields in order to achieve prior production levels. However, due to the growing cycle of sugarcane crops, the results from these efforts will not be realized until fiscal year 2011. Accordingly, the Company’s expected sugarcane tonnage for the fiscal year ending September 30, 2010 is expected to be approximately 100,000 tons. Because of expected low yields from the older plantings, the Company has written down its sugarcane inventory related to the crop to be harvested during the year ending September 30, 2010 by $1.3 million, which was included as sugarcane operating expenses at September 30, 2009. During the last week of January and first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s resulting in damage to Alico’s sugarcane crop of approximately $1.1 million.
Cattle
Alico’s cattle operation is primarily engaged in the production of beef cattle, feeding cattle at western feedlots and the raising of replacement heifers. Cattle revenues were $8.2 million, $6.8 million, and $10.0 million and gross (losses) profits from cattle operations were ($2.0 million), ($2.1 million) and $0.3 million for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively.
The total pounds of beef sold was 9.3 million, 7.9 million and 11.1 million during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. The average price received per pound sold was $0.89, $0.86 and $0.90, for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively.
The cattle industry has typically operated on a ten year cycle as cow-calf producers expand inventories in response to profits and reduce herd sizes in response to losses. Alico’s strategy was based on reducing herd sizes during the expansion phase of the cycle and building herd size through opportunistic acquisitions during the contraction phase. Several atypical factors have combined to alter the U.S. cattle cycle in the past few years including the utilization of former pastures for corn production due to increased ethanol demand, and drought conditions in the Southeastern United States. Due to these changes, Alico is reevaluating its cattle strategy to determine the most profitable course of action in the current environment.
The core business of Alico’s cattle operation is the sale of calves through western feedlots to meat packing facilities, or if advantageous, to third parties directly from the ranch. Due to a severe drought during fiscal year 2007, the stress effect of prior hurricanes on the cattle herd, and the aforementioned herd reduction, calf births have declined over the past several years, totaling 7,402 during the fiscal year ended September 30, 2009, 7,763 during the fiscal year ended September 30, 2008, and 8,488 during the fiscal year ended August 31, 2007. The reduced number of births has resulted in an increased unit cost per calf. Additionally, rising corn prices caused by increased demand for ethanol production have caused feeding costs to increase. These factors have combined causing overall profit margins to decline over the past two fiscal years.
In an effort to minimize risk related to its feeding efforts, during the fiscal year ended September 30, 2009 the Company purchased corn used for cattle feed. Subsequent declines in the price of corn after the purchase caused the Company to realize a loss of $444 thousand. Additionally, during the fourth quarter of the fiscal year ended September 30, 2009, the Company, through independent experts and willing third party buyers, valued its breeding herd and determined that it was impaired. The impairment adjustment of $813 thousand was included as a component of the cattle operating expenses for the year ended September 30, 2009.

The Company has undertaken assertive actions to reduce its cost of raising cattle. These actions have included increased fertility testing of the herd, aggressively culling unproductive animals, looking at alternative nutritional programs, staff reductions, changing pasture maintenance practices and utilizing outside expertise. The full results of these efforts will not be realized for several years due to the gestation period of cattle among other factors. In the meantime, the Company will continue to explore alternatives in an attempt to maximize the return on the acreage utilized for cattle operations. The Company expects the cattle division to recognize a loss from operations during the fiscal year ending September 30, 2010; however, not to as great of an extent as in the two prior fiscal years.
Vegetables
The Company farms snap beans and sweet corn on a portion of its property. Revenues from the sale of vegetables were $4.7 million, $5.5 million and $3.8 million for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Gross profits (losses) from the vegetable division were ($1.9 million), ($0.1 million) and $0.5 million over the same periods.
The Company produced 396,487, 506,069 and 342,705 combined units from its vegetable operations in fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. During the last week of January and first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s resulting in damage to Alico’s vegetable crops. Additionally, increased production costs together with a decline in prices caused the Company to realize losses from its vegetable division during the fiscal year ended September 30, 2009.
Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC a joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. The Company is currently working to dissolve the joint venture and distribute the remaining assets equitably among the members. Losses attributable to the joint venture of $0.7 million are included with the results of the vegetable division for the fiscal year ended September 30, 2008. The Company has accounted for the joint venture under the equity method.
Non Agricultural Operations
Land leasing and rentals
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $2.7 million, $2.3 million and $1.5 million during the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively, generating gross profits of $1.6 million, $1.7 million, and $1.1 million. Alico plans to increase its leasing activities as opportunity allows.
Discontinued Operations
Effective June 30, 2008, the Company ceased operating its Alico Plant World facility. Plant World generated revenues of $2.6 million and $2.8 million during the fiscal years ended September 30, 2008 and August 31, 2007, respectively. Plant World’s operations generated losses of $1.6 million and $0.5 million in the fiscal years ended September 30, 2008, August 31, 2007, respectively. Plant World generated losses net of taxes of $0.9 million or $0.12 per share for the fiscal year ended September 30, 2008 and $0.2 million or $0.03 per share for the fiscal year ended August 31, 2007. The Company is currently leasing the Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Plant World’s operations and equipment sales have been reported as discontinued operations.
The Company began dissolution of its Agri subsidiary during the third quarter of fiscal year 2008. The effect of the dissolutions will be to transfer the assets of Agri to Alico and its subsidiaries. The expected costs of dissolution are not estimated to be material to the Company.

Changes in Officers
John R. Alexander, the Company’s Chairman, retired as Chief Executive Officer on June 30, 2008. The Board of Directors appointed Dan L. Gunter as Chief Executive Officer on July 1, 2008. Mr. Gunter had previously served as the Company’s President and Chief Operating Officer since April 2006. Mr. Alexander is continuing in his role as Chairman of the Board of Directors. As per the terms of a restricted stock grant in October 2006, 12,000 previously unvested shares vested upon Mr. Alexander’s retirement. The Company recognized compensation expense of $453 thousand for the fiscal year ended September 30, 2008 in association with the vesting. Additionally, the Company entered into a Transition, Severance, Consulting and Non-Compete agreement with Mr. Alexander effective July 1, 2008, the terms of which are more fully described in the Company’s Form 8-K filed on June 30, 2008.
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
Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $12.6 million at September 30, 2009. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $1.2 million at September 30, 2009, for which a purchaser had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year 2010.
During the second quarter of fiscal year 2007, the Company formed a new company, Alico-J&J Farms, LLC and entered into a joint venture with J&J Produce to produce vegetables on land owned by Alico, Inc. Under the terms of the joint venture, Alico served as a guarantor for 50% of five-year equipment leases to the joint venture. The Company’s maximum total remaining unpaid obligations under these leases was $0.2 million at September 30, 2009. Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC.

Disclosure of Contractual Obligations
The contractual obligations of Alico at September 30, 2009 are set forth in the table below:

	Payments due by Period
		Less than	1 - 3	3 - 5	5 +
Contractual obligations	Total	1 year	years	years	years
Long-term debt	$78,928	$5,122	$38,394	$11,612	$23,800
Expected interest on debt	18,968	4,041	6,879	4,008	4,040
Commissions	2,616	100	600	1,916	—
Citrus purchase contracts	12,596	12,596	—	—	—
Retirement benefits	3,523	294	561	600	2,068
Fixed asset additions	198	198	—	—	—
Consulting contracts	1,094	750	344	—	—
Leases — operating	754	263	443	48	—

Total	$118,677	$23,364	$47,221	$18,184	$29,908

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
Net Realizable Value — Alico records inventory at the lower of cost or net realizable value. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity, observable prices, estimated completion costs and other relevant factors that may affect the net realizable value.
Revenue Recognition — Revenue from agricultural crops is recognized at the time the crop is harvested. Based on fruit buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of revenue accruals quarterly. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific commodity markets become available.
For sales made through Bowen, Alico evaluates the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. Bowen purchases and resells citrus fruit; in these transactions, Bowen (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, Bowen recognizes revenues based on the gross amounts due from customers.

In recognizing revenue from land sales, Alico applies specific sales recognition criteria to determine when land sales revenue can be recorded. For example, a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.
Capitalized Costs — Alico capitalizes the cost of growing crops into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.
Impairment of Investments — Alico values its investments based on unadjusted quoted prices in active markets for investments identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.
When quoted prices for the specific investments are not available, Alico uses inputs that are observable either directly or indirectly. These inputs include: (a) quoted prices for similar investments in active markets; (b) quoted prices for identical or similar investments in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or are among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); (c) inputs other than quoted prices that are observable for the investment (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayments speeds, loss severities, credit risks, and default rates); and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Unobservable inputs for an investment are used to determine fair value only when observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances, which include Alico’s own data and assumptions that market participants would use in pricing the security.
Unrealized gains and losses determined to be temporary are recorded as other comprehensive income, net of related deferred taxes, until realized. Unrealized losses determined to be other than temporary are recognized in the statement of operations during the period the determination is made.
Impairment of Long-Lived Assets — Alico evaluates property, improvements, buildings, equipment and other long lived assets for impairment when events or changes in circumstances indicate that the carrying value of assets contained in Alico’s financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). Alico recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.
Income Taxes — Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. Alico regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Alico’s exposure to market rate risk and changes in interest rates relate primarily to its investment portfolio, mortgage notes receivable and Revolving Line of Credit. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and provides for the safety and preservation of invested funds by limiting default, market and reinvestment risk. Alico classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks. No changes in risk management have occurred during the fiscal year ended September 30, 2009.
The table below presents the costs and estimated fair value of the investment portfolio at September 30, 2009:

		Estimated
	Cost	Fair Value
Marketable Securities and Short-term Investments (1)

Fixed Rate	$4,123	$4,125
Variable Rate	$3,883	$3,883

(1)	See definition in Notes 1 and 2 in Notes to Consolidated Financial Statements.
The aggregate fair value of investments in debt instruments (net of mutual funds of $1,108) as of September 30, 2009, by contractual maturity date, consisted of the following:

Aggregate
Fair
Values

Due in one year or less	$3,410
Due between one and five years	—
Due between five and ten years	—
Due thereafter	3,490

Total	$6,900

Fixed rate investments tend to decline with market rate interest increases. Variable rate investments are generally affected more by general market expectations and conditions. A 1% change in interest rates on Alico’s portfolio would impact Alico’s annual interest revenue by approximately $38 thousand. Additionally, Alico has debt with interest rates that vary with LIBOR. A 1% increase in this rate would impact Alico’s annual interest expense by approximately $273 thousand based on Alico’s outstanding debt under these agreements at September 30, 2009.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Alico, Inc.
We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2009 and September 30, 2008 and August 31, 2007, and for the one month period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years ended September 30, 2009 and September 30, 2008 and August 31, 2007, and for the one month period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2009 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP Orlando, Florida
December 14, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Alico, Inc.
We have audited Alico, Inc. and Subsidiaries internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2009 and 2008 and August 31, 2007, and for the one month period ended September 30, 2007 and our report dated December 14, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP Orlando, Florida
December 14, 2009

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$18,794	$54,370
Investments	3,410	24,267
Accounts receivable, net	1,929	5,394
Income tax receivable	5,994	6,388
Mortgages and notes receivable	72	2,830
Inventories	18,737	27,451
Deferred tax asset	1,431	1,507
Other current assets	968	923

Total current assets	51,335	123,130

Other assets:

Mortgages and notes receivable, net of current portion	7,221	4,774
Investments, deposits and other assets	8,984	6,975
Deferred tax asset	7,356	6,056
Cash surrender value of life insurance, designated	6,291	7,585

Total other assets	29,852	25,390

Property, buildings and equipment	178,736	181,429
Less accumulated depreciation	(59,688)	(56,017)

Net property, buildings and equipment	119,048	125,412

Total assets	$200,235	$273,932

(Continued)

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2009	2008
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,283	$1,847
Income taxes payable	—	281
Current portion of notes payable	5,122	5,470
Accrued expenses	2,252	3,372
Dividends payable	1,014	2,027
Accrued ad valorem taxes	1,967	2,270
Other current liabilities	1,006	2,933

Total current liabilities	12,644	18,200

Notes payable, net of current portion	73,806	132,288
Deferred retirement benefits, net of current portion	3,229	4,151
Other liabilities	3,680	3,800

Total liabilities	93,359	158,439

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000 shares; issued, none	—	—
Common stock, $1 par value. Authorized 15,000 shares; issued 7,377 and outstanding 7,375 shares in 2009; issued 7,376 and outstanding 7,374 in 2008	7,377	7,376
Additional paid in capital	9,480	9,474
Treasury stock, at cost	(52)	(64)
Accumulated other comprehensive income (loss)	3	(92)
Retained earnings	90,068	98,799

Total stockholders’ equity	106,876	115,493

Total liabilities and stockholders’ equity	$200,235	$273,932

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

			One Month	Fiscal Year
	Fiscal Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007
Operating revenue
Agricultural operations	$85,141	$109,833	$570	$125,841
Non-agricultural operations	3,015	2,679	188	2,835
Real estate operations	1,372	3,870	—	3,329

Total operating revenue	89,528	116,382	758	132,005

Operating expenses
Agricultural operations	81,197	98,090	722	98,393
Non-agricultural operations	1,228	706	46	519
Real estate operations	5,265	3,529	59	3,408

Total operating expenses	87,690	102,325	827	102,320

Gross profit (loss)	1,838	14,057	(69)	29,685
Corporate general and administrative	9,096	11,478	815	12,727

Profit (loss) from continuing operations	(7,258)	2,579	(884)	16,958

Other income (expense):

Profit on sales of bulk real estate:
Sales	1,646	817	—	1,434
Cost of sales	—	—	—	(177)

Profit on sales of bulk real estate, net	1,646	817	—	1,257
Interest & investment income	594	7,745	683	7,337
Interest expense	(5,430)	(6,565)	(820)	(5,652)
Other	6,961	262	(4)	225

Total other income (expense), net	3,771	2,259	(141)	3,167

(Loss) income from continuing operations before income taxes	(3,487)	4,838	(1,025)	20,125
(Benefit from) provision for income taxes	162	(765)	(176)	33,520

Income (loss) from continuing operations	(3,649)	5,603	(849)	(13,395)
(Loss) income from discontinued operations, net of taxes	—	(890)	169	(295)

Net (loss) income	$(3,649)	$4,713	$(680)	$(13,690)

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands except per share data)

			One Month	Year
	Fiscal Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Weighted-average number of shares outstanding	7,368	7,367	7,358	7,369

Weighted-average number of shares outstanding assuming dilution	7,368	7,385	7,358	7,369

Per share amounts- income (loss) from continuing operations:
Basic	$(0.50)	$0.76	$(0.12)	$(1.82)
Diluted	$(0.50)	$0.76	$(0.12)	$(1.82)
Per share amounts- net income (loss)
Basic	$(0.50)	$0.64	$(0.09)	$(1.86)
Diluted	$(0.50)	$0.64	$(0.09)	$(1.86)
Dividends	$0.69	$1.10	$0.28	$1.10
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

					Accumulated
	Common Stock		Additional	Treasury	Other
	Shares		Paid in	Stock	Comprehensive	Retained
	Issued	Amount	Capital	at cost	Income (loss)	Earnings	Total
Balances, August 31, 2006	7,376	$7,376	$9,691	$(287)	$(29)	$125,149	$141,900
Comprehensive income:
Net loss	—	—	—	—	—	(13,690)	(13,690)
Unrealized losses on securities, net of taxes of $39 and reclassification adjustment	—	—	—	—	74	—	74

Total comprehensive loss:							(13,616)
Dividends	—	—	—	—	—	(8,106)	(8,106)
Treasury Stock Purchased	—	—	—	(1,484)	—	—	(1,484)
Stock based compensation
- Directors	—	—	37	478	—	—	515
Employee:
Stock options exercised	—	—	(39)	55	—	—	16
Stock based compensation	—	—	480	192	—	—	672

Balances, August 31, 2007	7,376	$7,376	$10,169	$(1,046)	$45	$103,353	$119,897

Comprehensive income:
Net loss	—	—	—	—	—	(680)	(680)
Liability-Uncertain Tax Position	—	—	—	—	—	(436)	(436)
Unrealized gain on securities, net of taxes of $1 and reclassification adjustment	—	—	—	—	4	—	4

Total comprehensive loss:							(1,112)
Dividends	—	—	—	—	—	(2,024)	(2,024)
Stock based compensation
- Directors	—	—	(6)	155	—	—	149
Employee:
Stock options exercised	—	—	—	—	—	—	—
Stock based compensation	—	—	36	—	—	—	36

Balances, September 30, 2007	7,376	$7,376	$10,199	$(891)	$49	$100,213	$116,946

(Continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands)

					Accumulated
	Common Stock		Additional	Treasury	Other
	Shares		Paid in	Stock	Comprehensive	Retained
	Issued	Amount	Capital	at cost	Income (loss)	Earnings	Total
Comprehensive income:
Net income	—	—	—	—	—	4,713	4,713
Unrealized gain on securities, net of taxes of $87 and reclassification adjustment	—	—	—	—	(141)	—	(141)

Total comprehensive income:							4,572
Dividends	—	—	—	—	—	(6,127)	(6,127)
Treasury Stock Purchased	—	—	—	(1,196)	—	—	(1,196)
Stock based compensation
- Directors	—	—	(114)	567	—	—	453
Employee:
Stock options exercised	—	—	(80)	111	—	—	31
Stock based compensation	—	—	(531)	1,345	—	—	814

Balances, September 30, 2008	7,376	$7,376	$9,474	$(64)	$(92)	$98,799	$115,493

Comprehensive income:
Net loss	—	—	—	—	—	(3,649)	(3,649)
Unrealized losses on securities, net of taxes of $0 and reclassification adjustment	—	—	—	—	94	—	94

Total comprehensive (loss):							(3,555)
Stock issued	1	1	55	—	—	—	56
Dividends	—	—	—	—	—	(5,082)	(5,082)
Treasury Stock Purchased	—	—	—	(934)	—	—	(934)
Stock based compensation
- Directors	—	—	(118)	651	—	—	533
Employee:
Stock options exercised			(117)	204	1		88
Stock based compensation			186	91			277

Balances, September 30, 2009	7,377	$7,377	$9,480	$(52)	$3	$90,068	$106,876

	Fiscal Year Ended		One Month	Fiscal Year
	September 30,		Sept. 30,	August 31,
	2009	2008	2007	2007
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period	2	(209)	27	62
Less: reclassification adjustment for realized gain (loss) included in net income	92	(68)	23	(12)

Net unrealized (losses) gains on securities	94	(141)	4	74

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal		One Month	Fiscal Year
	Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

(Decrease) increase in Cash and Cash equivalents:
Cash flows from operating activities:
Net (loss) income	$(3,649)	$4,713	$(680)	$(13,690)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation & amortization	7,544	8,317	707	8,770
Loss (gain) on breeding herd sales	139	(38)	(36)	(529)
Deferred income tax expense, net	(1,288)	(1,694)	(204)	(21,255)
Deferred retirement benefits	458	(276)	(74)	(1,186)
Loss (gain) on sale of investments	98	(183)	—	(31)
Investment impairment	816	120	—	—
Loss (gain) on sale of property and equipment	26	668	—	(20)
Property impairments	5,139	1,599	—	2,028
Loss from non consolidated joint venture	—	653	—	57
Gain on real estate sales	(1,621)	(817)	(93)	(1,257)
Stock based compensation	865	1,267	185	1,187
Noncash adjustments to inventory	2,955	3,600	—	169
Cash provided by (used for) changes in:
Accounts receivable	3,101	8,809	890	(7,149)
Inventories	5,759	(3,819)	(2,018)	(838)
Other assets	(45)	547	(321)	(163)
Accounts payable & accrued expenses	(3,644)	(169)	(192)	(756)
Income taxes payable/receivable	113	(9,525)	83	2,031
Other	(359)	—	—	(20,293)

Net cash provided by (used for) operating activities	16,407	13,772	(1,753)	(52,925)

Cash flows from investing activities:
Real estate deposits and accrued commissions	(117)	100	—	1,622
Purchases of property and equipment	(6,705)	(6,130)	(293)	(9,138)
(Purchase) sale of other investments	(1,560)	37	—	(878)
Proceeds from disposals of property and equipment	543	1,511	90	1,652
Purchases of investments	(7,457)	(46,863)	(1,574)	(54,882)
Proceeds from the sales of investments	27,142	64,949	1,309	58,823
Collection of mortgages and notes receivable	1,926	2,830	—	2,173

Net cash provided by (used for) investing activities	$13,772	$16,434	$(468)	$(628)

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fiscal		One Month	Fiscal Year
	Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Cash flows from financing activities:
Proceeds from share based exchanges	$104	$31	$—	$16
Treasury stock purchases	(934)	(1,196)	—	(1,484)
Proceeds from notes payable	40,879	42,040	1,101	95,959
Principal payment of notes payable	(99,709)	(40,166)	(2,106)	(23,072)
Dividends paid	(6,095)	(8,144)	—	(8,106)

Net cash provided by (used for) financing activities	(65,755)	(7,435)	(1,005)	63,313

Net (decrease) increase in cash and cash equivalents	(35,576)	22,771	(3,226)	9,760

Cash and cash equivalents:
At beginning of year	54,370	31,599	34,825	25,065

At end of year	$18,794	$54,370	$31,599	$34,825

Supplemental disclosures of cash flow information:

Cash paid for interest, net of amount capitalized	$5,963	$8,182	$43	$5,077

Cash paid for income taxes, including related interest	$1,216	$10,579	$—	$72,818

Non-cash investing activities:

Reclassification of breeding herd to Property & Equipment	$552	$458	$—	$594

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009 and 2008,
and for the years ended September 30, 2009, September 30, 2008 and August 31, 2007
and the one month transition period ended September 30, 2007
(in thousands except for unit data)
(1) Summary of Significant Accounting Policies
Change in Fiscal Year
On September 28, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30. The fiscal year change was effective beginning with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on October 1, 2007 and ended September 30, 2008, resulting in a one month transition period that began September 1, 2007 and ended September 30, 2007. These financial statements include the audited results as of September 30, 2009 and 2008 and for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, as well as audited results for the one month transition period ended September 30, 2007.
(a) Basis of Consolidated Financial Statement Presentation
The consolidated financial statements include the accounts of Alico, Inc. (Alico) and its wholly owned subsidiaries, Alico Land Development, Inc. (ALDI) (formally known as Saddlebag Lake Resorts, Inc.), Agri-Insurance Company, Ltd. (Agri), Alico-Agri, Ltd. (Alico-Agri), Alico Plant World, LLC (Plant World) and Bowen Brothers Fruit, LLC (Bowen) (collectively referred to as the “Company”), after elimination of all significant intercompany balances and transactions.
(b) Revenue Recognition
Revenue from agricultural crops is recognized at the time the crop is harvested and delivered to the customer. Based on buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of the revenue accruals quarterly. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenue can be significant, and can be either positive or negative. Fluctuation in the market prices for citrus fruit has caused Alico to recognize additional revenue from the prior years’ crops totaling $22 thousand, $527 thousand, and $537 thousand, during the fiscal years ended September 30, 2009, September 30, 2008 and August 31 2007, respectively. No additional revenue was recognized during the transition period ended September 30, 2007. Beyond the citrus revenue adjustments discussed above, no material adjustments were noted to the reported revenues of Alico’s crops for any of the periods covered by this report.
Alico recognizes revenue from cattle sales at the time the cattle are sold. Alico recognizes revenue from the sale of vegetables and sod at the time of harvest and delivery to the customer.
Bowen’s operations primarily consist of providing harvesting, hauling and marketing services to Alico, as well as other citrus growers and processors in the State of Florida. Bowen purchases and resells citrus fruit; in these transactions, Bowen (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Due to the aforementioned factors, Bowen recognizes revenue based on the gross amounts due from customers for its marketing activities. Harvesting and hauling revenues are recognized when the services are performed.
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
(d) Investments available for sale
Investments are carried at their fair value. Net unrealized investment gains and losses that are deemed to be temporary, are recorded net of related deferred taxes in accumulated other comprehensive income within stockholders’ equity until realized. Unrealized losses determined to be other than temporary are recognized in the statement of operations in the period the determination is made. The cost of all investments is determined on the specific identification method.
Alico values its investments based on unadjusted quoted prices in active markets for securities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be valued with sufficient frequency and volume to provide pricing information on an ongoing basis.
When direct quotations are not available, Alico utilizes inputs that are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar investments in active markets; (b) Quoted prices for identical or similar investments in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or are among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); (c) Inputs other than quoted prices that are observable for the investment (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayments speeds, loss severities, credit risks, and default rates); and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Unobservable inputs for an investment are used to determine fair value only when observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances, which include Alico’s own data and assumptions that market participants would use in pricing the investment.
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
Development costs for sugarcane are capitalized the same as citrus. However, sugarcane matures in one year and Alico is able to harvest an average of three crops (one per year) from one planting. As a result, cultivation and caretaking costs are expensed as the crop is harvested, while the appropriate development and planting costs are depreciated over three years.
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
Alico reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(i) Investments and Deposits not classified as available for sale
Investments primarily include stock owned in agricultural cooperatives, marketable debt securities for which there is no readily available market, and loan origination fees. Marketable debt securities are valued as discussed in item 1(d) of the Summary of Significant Accounting Policies. Investments in stock related to agricultural co-ops and deposits are carried at cost. Alico uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire stock ownership as a condition for the use of its services.
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

(k) Earnings per Share
Outstanding stock options and restricted stock shares represent the only dilutive effects reflected in the computation of weighted average shares outstanding assuming dilution during the periods presented. There were no stock options issued that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share, assuming dilution. Approximately 21,784 shares of restricted stock were potentially dilutive at September 30, 2009, however were antidilutive as a result of the loss for the period.
(l) Cash Flows
For purposes of the cash flows, cash and cash equivalents include cash on hand and investments with an active market and an original maturity of less than three months.
At various times throughout the year, and at September 30, 2009, some deposits held at financial institutions were in excess of federally insured limits. However, Alico places its cash deposits with high quality financial institutions and believes it is not exposed to significant credit risk with these accounts.
(m) Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate. The valuation of Alico’s inventories, the estimated fair values used for impairment evaluations, the collectability of accounts and notes receivable and the recognition of citrus and sugarcane revenues are some of the more significant estimates made by Management.
(n) Fair Value of Financial Instruments and Accruals
The carrying amounts in the consolidated balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. Where stated interest rates are below market, Alico has discounted mortgage notes receivable to reflect their estimated fair value. Alico carries its investments available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations.
(o) Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes both net income or loss and other comprehensive income or loss. Items included in other comprehensive income or losses are classified based on their nature. The total of other comprehensive income or loss for a period has been transferred to an equity account and displayed as “accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets.
(p) Stock-Based Compensation
Alico measures and recognizes compensation cost at fair value for all share-based payments, including stock options and restricted share awards. Stock-based compensation costs were included in general and administrative expenses in the consolidated statements of operations. This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of September 30, 2009.

(q) Reclassifications
Certain amounts from 2008 and 2007 have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.
(r) Major customers
For the fiscal year ended September 30, 2009, Alico’s largest customer, United States Sugar Corporation (USSC) for whom Alico grows sugarcane, accounted for 24% of operating revenue. Since the inception of its sugarcane program in 1988, Alico has sold 100% of its product through a pooling agreement with USSC. Additionally, Alico sells citrus to Southern Gardens, a wholly owned subsidiary of USSC. These marketing arrangements involve marketing pools which allow the contracting party to market Alico’s product in conjunction with the product of other entities in the pool and pay Alico a proportionate share of the resulting revenue from the sale of the entire pooled product. While Alico believes that it can replace the citrus processing portion of the contract with other customers, it may not be able to do so quickly and the results may not be as favorable as the current contracts.
Details concerning sales and receivables from USSC and Alico’s other major customers are as follows as of and for the fiscal years ended September 30 (unless otherwise indicated):

	Accounts receivable		Revenues
	2009	2008	2009	2008	Aug. 31, 2007
USSC	$1,121	$494	$7,624	$9,671	$9,432
Southern Gardens	$—	$2,291	$14,031	$15,041	$19,517
Cutrale Citrus Juices	$—	$—	$15,950	$21,162	$6,345
Florida Orange Marketers, Inc.	$—	$—	$13,490	$13,396	$7,305
Citrosuco North American, Inc.	$—	$—	$9,973	$13,336	$8,297
There was no revenue from these customers during the September 30, 2007 one month transition period.

(2) Investments, deposits and other assets
The Company’s investments, deposits and other assets consisted of the following:

	September 30, 2009			September 30, 2008
	Current	Non-current	Total	Current	Non-current	Total
Municipal bonds	$—	$3,373	$3,373	$20,591	$2,755	$23,346
Auction rate mutual funds (municipals)	—	1,108	1,108	—	1,325	1,325
U.S. Treasury notes and bonds	—	—	—	1,599	—	1,599
Corporate bonds	2,003	—	2,003	140	—	140
Certificates of deposit	1,407	117	1,524	1,937	—	1,937

Available for sale securities	3,410	4,598	8,008	24,267	4,080	28,347
Cooperative retains receivable, net	—	1,286	1,286	—	1,095	1,095
Stock in agricultural cooperatives	—	595	595	—	804	804
Escrowed funds	—	150	150	—	150	150
Intangibles	—	557	557	—	629	629
Tax certificates	—	1,305	1,305	—	—	—
Other	—	493	493	—	217	217

Total	$3,410	$8,984	$12,394	$24,267	$6,975	$31,242

The Company reports available for sale securities at estimated fair value. Unrealized gains and losses occurring solely due to changes in market interest rates are recorded as other comprehensive income, net of related deferred taxes, until realized. During the year ended September 30, 2009, the Company recognized losses totaling $816 thousand which were determined to be other than temporary impairments in fair values. These losses related to the auction rate municipal bonds and mutual funds held by the Company, for which there is not currently an active market.
For a discussion of fair value determination methods and disclosures, please refer to note 17 of the consolidated financial statements.
The cost and estimated fair value of available for sale securities at September 30, 2009 and 2008 were as follows:

	September 30, 2009				September 30, 2008
		Gross		Estimated		Gross		Estimated
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Municipal bonds	$3,373	—	—	$3,373	$23,493	$3	$(150)	$23,346
Certificates of Deposit	1,524	—	—	1,524	1,937	—	—	1,937
US Treasury Notes & Bonds	—	—	—	—	1,592	7	—	1,599
Mutual Funds	1,108	—	—	1,108	1,325	—	—	1,325
Corporate bonds	2,001	2	—	2,003	150	—	(10)	140

Total	$8,006	$2	$—	8,008	$28,497	$10	$(160)	$28,347

Non current portion				(4,598)				(4,080)

Current				$3,410				$24,267

The aggregate fair value of investments in debt instruments (net of mutual funds of $1,108) as of September 30, 2009 by contractual maturity date consisted of the following:

Due within 1 year	$3,410
Due beyond five years	3,490

Total	$6,900

Realized gains and losses on the disposition of securities and recognition of impairment were charged to interest and investment income and were as follows:

	Fiscal		One	Fiscal
	Year Ended		Month Ended	Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Realized gains	$16	$45	$—	$71
Realized losses	(930)	(9)	—	(40)

Net	$(914)	$36	$—	$31

(3) Mortgages and Notes Receivable
Mortgage and notes receivable arose from real estate and other property sales. The balances are as follows:

	September 30,
	2009	2008

Mortgage notes receivable on retail land sales	$163	$205
Mortgage notes receivable on bulk land sales	52,204	54,108
Other notes receivable	75	90

Total mortgages and notes receivable	52,442	54,403
Less: Deferred revenue	(45,146)	(46,793)
Discount on note to impute market interest	(3)	(6)
Current portion	(72)	(2,830)

Non-current portion	$7,221	$4,774

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
When the foreclosure becomes final, the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.2 million less deferred revenue of $45.1 million), plus accrued interest through March 31, 2009 of $0.3 million, reduced by the associated commissions payable account of $2.6 million will be reclassified as basis in the property.
(4) Inventories
A summary of the Company’s inventories at September 30, 2009 and 2008 is shown below:

	2009	2008

Unharvested fruit crop on trees	$13,538	$14,322
Unharvested sugarcane	2,585	5,978
Beef cattle	1,363	5,065
Plants and vegetables	946	1,563
Sod	249	449
Other	56	74

Total inventories	$18,737	$27,451

Alico records its inventory at the lower of cost or net realizable value. The following schedule details the net realizable value adjustments to the Company’s inventories during the periods reported. All adjustments to inventory resulted from changing market conditions for the respective crops and were realized as operating expenses in the period of adjustment:

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007
Unharvested sugarcane	$1,286	$—	$—	$—
Beef cattle	1,011	2,300	—	11
Plants and vegetables	658	$—	—	—
Unharvested sod	—	1,300	—	158

Total	$2,955	$3,600	$—	$169

(5) Property, Buildings and Equipment
A summary of the Company’s property, buildings and equipment at September 30, 2009 and 2008 is shown below:

			Estimated
	2009	2008	Useful Lives

Breeding herd	$11,295	$12,686	5-7 years
Buildings	9,590	9,987	5-40 years
Citrus trees	33,392	32,440	22-40 years
Sugarcane	6,182	5,512	4-15 years
Equipment and other facilities	38,588	38,695	3-40 years

Total depreciable properties	99,047	99,320
Less accumulated depreciation	59,688	56,017

Net depreciable properties	39,359	43,303
Land and land improvements	79,689	82,109

Net property, buildings and equipment	$119,048	$125,412

Due to decreases in the market prices of Florida real estate, the Company evaluated several of its properties for impairment at September 30, 2009 and September 30, 2008. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Additionally, due to losses in its cattle division and increasing costs to raise cattle for breeding purposes, Alico also evaluated its breeding herd for impairment utilizing market observations and quotes for similar herds based on ages, condition and pregnancies.

The table below summarizes impairments recorded to fixed assets during the past three fiscal years:

	Polk County	Plant World
	Property	Property	Breeding herd
Acreage	290	50	N/A
Cost basis less depreciation	$9,200	$3,610	$12,368
Impairments recognized during fiscal years ended:
September 30, 2009	(2,790)	(1,460)	(813)
September 30, 2008	(1,480)	—	(260)
August 31, 2007	(1,900)	—	—

Remaining adjusted basis at September 30, 2009	$3,030	$2,150	$11,295

Real estate impairments were included as operating expenses of the real estate segment, while the impairment to the breeding herd was included in the operating expenses of the cattle segment.
(6) Indebtedness
The Company’s indebtedness was as follows:

	Revolving		Mortgage
	line of		note
	credit(RLOC)	Term note	payable	All other	Total
September 30, 2009
Principal balance outstanding	$27,340	$45,828	$5,700	$60	$78,928
Remaining available credit	$47,660	$—	$—	$—	$47,660
Effective interest rate	2.63%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2012	Sept. 2018	Mar. 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2008
Principal balance outstanding	$80,740	$50,000	$6,967	$51	$137,758
Remaining available credit	$44,260	$—	$—	$—	$44,260
Effective interest rate	4.25%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2011	Sept. 2018	Mar. 2014	Various
Collateral	Real estate	Real estate	Real estate	Various
Alico, Inc. has a Term Note, a Mortgage and a Revolving Line of Credit (RLOC) with Farm Credit of Southwest Florida. All three agreements are cross collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production. The Term Note and RLOC are additionally collateralized by 43,847 acres of real estate in Hendry County used for farm leases and cattle ranching.
The Term Note calls for equal payments of principal and interest of $1.7 million per quarter over a ten year term until maturity. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity.

On March 30, 2009 the Company modified its RLOC with Farm Credit of Southwest Florida. According to the terms of the modification, the total availability of funds pursuant to the RLOC was reduced from $125 million to $75 million. Additionally, several covenants were modified as follows: a) the covenant requiring the Company to maintain stockholder equity of at least $110 million was eliminated in its entirety b) the minimum current ratio was increased to 2.5 to 1 from 2.0 to 1 and c) the fixed charge coverage ratio was replaced by a debt coverage ratio requiring the Company to maintain a debt coverage of not less than 1.10 to 1 on a rolling four quarter basis. The maturity date of the RLOC was extended from August 1, 2011 to August 1, 2012. The interest rate index was changed from 3 month LIBOR to 1 month LIBOR, and the interest rate spreads increased by 100 basis points. The Company also pledged an additional 10,147 acres of real estate in Hendry County, Florida, bringing the total acres pledged to 51,527. In addition to the covenants discussed above, the agreements set limitations on the extension of loans or additional borrowings by Alico or any subsidiary. The covenants also restrict Alico’s activities regarding investments, liens, borrowing and leasing. The RLOC provides $75.0 million which may be used for general corporate purposes including: (i) the normal operating needs of Alico and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The Revolving Line of Credit also allows for an annual extension at the lender’s option.
The Company’s Chairman of the Board of Directors, John R. Alexander, was a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida from 1992 to April 2009. During his tenure, Mr. Alexander abstained from voting on matters that directly affected the Company.
Maturities of the Company’s debt were as follows at September 30, 2009:

Due within 1 year	$5,122
Due between 1 and 2 years	5,388
Due between 2 and 3 years	33,006
Due between 3 and 4 years	5,961
Due between 4 and 5 years	5,651
Due beyond five years	23,800

Total	$78,928

Interest costs expensed and capitalized were as follows:

	Fiscal		One	Fiscal
	Year Ended		Month Ended	Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Interest expense	$5,430	$6,565	$820	$5,652
Interest capitalized	51	36	5	43

Total interest cost	$5,481	$6,601	$825	$5,695

(7) Stock Based Compensation
On February 20, 2009, Alico adopted the 2008 Alico, Inc. Incentive Equity Plan (The 2008 Plan) pursuant to which the Board of Directors of Alico may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The Plan authorized grants of shares or options to purchase up to 350,000 shares of authorized but unissued common stock to be funded by treasury purchases. From November 1998 to November 2008, Alico made grants under similar terms pursuant to its 1998 Plan.
Alico measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using observable market prices for such instruments. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
Alico grants restricted shares to certain key employees as long term incentives. The restricted shares vest in equal annual installments. The payment of each installment is subject to continued employment with Alico. In fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, 3,571, 12,000 and 4,000 restricted shares, respectively, vested in accordance with these grants. No restricted shares vested during the one month transition period ended September 30, 2007. There were no restricted shares vested in accordance with these grants at September 30, 2009.
The table below summarizes Alico’s restricted share awards granted to date:

						Weighted
			Compensation	Compensation	Compensation	Average
			Expense	Expense	Expense	Grant date
		Fair Market Value	Recognized for	Recognized for	Recognized for	Fair value
Grant Date	Shares Granted	on Date of Grant	FYE 9/30/09	FYE 9/30/08	FYE 8/31/07	Per share
April 2006	20,000	$908	$—	(180)	172
July 2006	13,000	694	—	—	(16)
October 2006	20,000	1,239	—	453	516
January 2008	25,562	1,040	232	541	—
September 2008	7,500	331	96	—	—

Total	86,062	$4,212	$328	$814	$672	$48.94

On October 27, 2006, the Board awarded 20,000 shares of restricted stock to the Chief Executive Officer as additional compensation. Under the terms of the agreement, 4,000 shares vested effective August 31, 2006, 4,000 vested effective August 31, 2007 and the remaining 12,000 shares vested upon the CEO’s retirement on June 30, 2008. The fair value per share was $61.96 on the date of the award.
During November 2007, the CEO and COO elected to receive a portion of their annual incentive bonus in Company stock. The CEO chose to receive 4,000 shares at a value of $177 thousand, while the COO chose to receive 500 shares at a value of $22 thousand. Compensation expense for these awards was accrued and recognized during the fourth quarter of Alico’s fiscal year ended August 31, 2007.
A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share, in order to replace previous retirement benefits granted. 7,707 of the shares granted in January 2008 related to previously vested retirement benefits and vested immediately. In January 2009, a total of 3,571 shares vested and the shares were issued from treasury stock. The remaining 14,284 shares granted in January 2008 vest 25% annually in January of each year until fully vested.

On September 30, 2008, Alico’s, subsidiary ALDI, hired a President. As a portion of the total compensation package, the Board awarded 7,500 shares of restricted stock. Under the terms of the agreement, the shares will vest 20% on September 30, 2010 and continue to vest 20% per year until they are fully vested. The fair value per share was $44.13 on the date of the award.
No stock options or stock appreciation rights have been granted since February 2004. There were no outstanding stock options or appreciation rights outstanding at September 30, 2009.
Alico is recognizing compensation cost equal to the fair market value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at September 30, 2009 was $640 thousand and will be recognized over a weighted average period of three years.
(8) Income Taxes
The provision for income taxes for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007 along with the one month transition period ended September 30, 2007 is summarized as follows:

	Fiscal		One Month	Fiscal Year
	Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Current:
Federal income tax	$268	$(355)	$16	$46,097
State income tax	439	763	12	8,507

	707	408	28	54,604

Deferred:
Federal income tax	(408)	(1,245)	(194)	(18,493)
State income tax	(137)	(487)	25	(2,769)

	(545)	(1,732)	(169)	(21,262)

Total provision for income taxes	$162	$(1,324)	$(141)	$33,342

Provision for continuing operations	162	(765)	(176)	33,520
Provision for discontinued operations	—	(559)	35	(178)

Total provision for income taxes	$162	$(1,324)	$(141)	$33,342

Following is a reconciliation of the expected income tax expense (benefit) for continuing operations computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007 and the one month transition period ended September 30, 2007:

	Fiscal		One Month	Fiscal Year
	Year Ended		Ended	Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007

Expected income tax (benefit) expense	$(1,185)	$1,665	$(359)	$7,044
Increase (decrease) resulting from:
State income taxes, net of federal benefit (expense)	(54)	317	28	3,732
Nontaxable interest and dividends	(39)	(590)	(55)	(708)
Federal impacts from IRS exam and tax return amendments	—	(5,409)	—	22,272
Deferred rate adjustment	185	—	(10)	397
Tax liability adjustments	194	334	—	—
Change in valuation allowance	651	—	—	—
Property, plant & equipment deferreds	—	1,651	—	—
Other permanent items	96	211	—	—
Other reconciling items, net	314	1,056	220	783

Total provision for income taxes	$162	$(765)	$(176)	$33,520

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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2009 and 2008 are presented below:

	2009	2008

Deferred Tax Assets:
Contribution carry forward	$873	$1,024
Deferred retirement benefits	1,326	1,748
Inventories	698	798
Stock options appreciation	154	134
Property and Equipment	5,129	3,614
Net operating losses	682	420
Other	1,064	1,378

Total gross deferred tax assets	9,926	9,116

Less: Contribution carry forward valuation allowance	(651)	—

Net deferred tax assets	$9,275	$9,116

	2009	2008

Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	$4	$319
Patronage Dividends	484	492
Inventories	—	—
Other	—	742

Total gross deferred tax liabilities	$488	$1,553

Net deferred income tax asset	$8,787	$7,563

Based on Alico’s history of taxable earnings and its expectations for the future, with the exception of the contribution carryforward for which an allowance of $651 thousand was made, Management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.
In June 2008, the Internal Revenue Service (IRS) issued a final Settlement Agreement regarding audits of Alico for the tax years 2000 through 2004. Pursuant to the agreement, the Company and the IRS agreed to final taxes resulting from the audits of $41.1 million, penalties of $4.1 million and interest of $20.0 million. The Company had previously paid and accrued taxes of $42.2 million, penalties of $4.2 million and interest of $19.8 million related to an anticipated settlement in the fourth quarter of fiscal year 2007. The differences between the final settlement amount (including taxes, penalties and interest) and the previously estimated settlement resulted in a reduction in income tax expense for the fiscal year ended September 30, 2008.
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
As a result of the taxation of real property contributions, the Company increased its basis in those properties to their taxed values, creating deferred tax assets. The deferred tax assets will be ultimately realized when the Company sells the parcels and pays the associated taxes resulting from the sale.
The impact of the IRS tax settlement was a combined federal and state net benefit of $1.6 million for the fiscal year ended September 30, 2008 and additional tax expense of $25.6 million for the fiscal year ended August 31, 2007.
The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change.

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
The Company annually evaluates positions taken on tax returns to determine if it is more likely than not that the positions taken on the returns would be upheld under audit. During its annual assessment at September 30, 2009, one position, related to the timing of deductions was identified as not meeting the more likely than not threshold. The Company has accrued $314 thousand, representing interest and penalties related to this timing difference. The accrual was included as a component of the Company’s tax provision for the fiscal year ended September 30, 2009.
The IRS is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006, and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 and 2006 tax returns to December 31, 2010 pursuant to a request by IRS exams. The state income tax returns have not been audited and are subject to audit for the same tax periods open for federal tax purposes.
(9) Related Party Transactions
Atlanticblue Group, Inc.
Atlanticblue (formerly Atlantic Blue Trust, Inc.) holds approximately 51% of Alico’s common stock. By virtue of their ownership percentage, Atlanticblue is able to elect all the directors and, consequently, to control Alico. Atlanticblue has issued a letter dated December 3, 2009 reaffirming its commitment to maintaining a majority of independent directors on Alico’s board. John R. Alexander, a major shareholder in Atlanticblue, served as Alico’s Chief Executive Officer from February 2005 through June 2008.
John R. Alexander continues to serve on the Company’s Board of Directors as Chairman. Mr. Alexander’s son, JD Alexander, serves as President and Chief Executive Officer of Atlanticblue and serves on Alico’s Board of Directors as its Vice-Chairman. Robert E. Lee Caswell, Mr. Alexander’s son-in-law also serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of Atlanticblue (the “Affiliated Directors”).
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
Bowen is currently marketing citrus fruit from Tri County Groves, a wholly owned subsidiary of Atlanticblue. During the fiscal year ended September 30, 2009, Bowen marketed 236,971 boxes of fruit at a gross value of $2.0 million. During fiscal year ended September 30, 2008, Bowen marketed 310,000 boxes of fruit at a gross value of $2.9 million.
The Company’s Chairman of the Board of Directors, John R. Alexander, was a member of the Board of Directors of the Company’s primary lender, Farm Credit of Southwest Florida from 1992 to April 2009.
On January 18, 2008 the Company’s Board of Directors approved an unaccountable expense allowance of $5,000 per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, serves as the owner and Chief Executive Officer of Scenic Highlands Enterprises. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary, and utilities. Alico paid $60 thousand and $30 thousand during the fiscal years ended September 30, 2009 and September 30, 2008, respectively, pursuant to this agreement. Alico is also providing computer and telephone support services to Scenic Highlands Enterprises at no charge.

Effective June 30, 2008 the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600,000 over a three year period. Alico paid $238 thousand and $62 thousand to Mr. Alexander during the fiscal years ended September 30, 2009 and September 30, 2008, respectively, pursuant to this agreement.
On August 1, 2008 the Board approved a consulting contract with Atlanticblue which provided for Atlanticblue to provide real estate consulting services to Alico’s subsidiary ALDI in the area of public and government relations in Polk County. The agreement expired on September 30, 2009. Atlanticblue received total compensation of $5 thousand during the year ended September 30, 2009 under this agreement. No payments were made to Atlanticblue under this agreement during the fiscal year ended September 30, 2008.
Former director Baxter Troutman has filed suit against John R. Alexander and JD Alexander. The Company is reimbursing Mssrs Alexander for legal fees to defend the suit in accordance with the Board’s indemnification agreement. All reimbursements are being approved by the Special Committee of the Board comprised of independent directors. Reimbursements pursuant to the litigation were $38 thousand on behalf of John R. Alexander and $121 thousand on behalf of JD Alexander during the year ended September 30, 2009.
Ben Hill Griffin, Inc.
Citrus revenues of $357 thousand, $2.0 million and $14.7 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended September 30, 2009, September 30, 2008, and August 31, 2007, respectively. For the one month transition period ended September 30, 2007, Alico recognized $53 thousand of citrus revenue from Griffin. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable, resulting from citrus sales, include amounts due from Griffin of $50 thousand and $153 thousand at September 30, 2009 and September 30, 2008, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.
Harvesting, marketing, and processing costs, for fruit sold through Griffin, totaled $153 thousand, $623 thousand, and $2.7 million for the fiscal years ended September 30, 2009, September 30, 2008, and August 31, 2007, respectively. Griffin did not provide any harvesting, marketing or processing services to Alico during the one month transition period ended September 30, 2007. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs totaling $21 thousand and $28 thousand at September 30, 2009 and September 30, 2008, respectively.
Alico purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $1.8 million, $2.3 million, and $2.0 million during the fiscal years ended September 30, 2009, September 30, 2008, and August 31, 2007, respectively. Such purchases totaled $22 thousand during the one month transition period ended September 30, 2007.
Other
Mr. Charles Palmer, an independent Board Member, and Mr. Steve Smith, the Company’s President and Principal Executive Officer held recreational leases with the Company during the fiscal year ended September 30, 2009 at the customary terms and rates the Company extends to third parties.
During the year ended September 30, 2009, Bowen Brothers marketed 2,928 boxes of fruit from Alexander properties at a total gross value of $19 thousand.

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
Alico’s real estate segment, ALDI is engaged in the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. The real estate segment is also responsible for negotiating and renegotiating sales and options contracts. Alico’s leasing segment rents land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses.
Although the Vegetable segment does not meet the quantitative thresholds to be considered as a reportable segment, information about this segment may be useful to the reader and has been included in the schedules following.
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

Information concerning the various segments of Alico for the fiscal years ended September 30, 2009, September 30, 2008, and August 31, 2007 and the one month transition period ended September 30, 2007 is summarized as follows:

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007
Revenues (from external customers except as noted)
Bowen	$27,998	$45,499	$143	$52,716
Intersegment fruit sales	8,374	9,816	—	5,383
Citrus groves	36,030	41,167	5	47,484
Sugarcane	7,624	9,671	—	9,432
Cattle	8,201	6,793	330	9,977
Real Estate	1,372	3,870	—	3,329
Land leasing and rentals	2,691	2,276	141	1,495
Vegetables	4,706	5,460	—	3,803

Revenue from segments	96,996	124,552	619	133,619
Other operations	906	1,646	139	3,769
Less: intersegment revenues eliminated	(8,374)	(9,816)	—	(5,383)

Total operating revenue	$89,528	$116,382	$758	$132,005

Operating expenses
Bowen	$26,660	$44,029	$222	$51,786
Intersegment fruit sales	8,374	9,816	—	5,383
Citrus groves	27,299	27,637	3	23,427
Sugarcane	9,809	9,250	—	8,833
Cattle	10,161	8,920	289	9,722
Real Estate	5,265	3,529	59	3,408
Land leasing and rentals	1,117	608	36	393
Vegetables	6,647	5,601	—	3,307

Segment operating expenses	95,332	109,390	609	106,259
Other operations	732	2,751	218	1,444
Less: intersegment expenses eliminated	(8,374)	(9,816)	—	(5,383)

Total operating expenses	$87,690	$102,325	$827	$102,320

Gross profit (loss):
Bowen	$1,338	$1,470	$(79)	$930
Citrus groves	8,731	13,530	2	24,057
Sugarcane	(2,185)	421	—	599
Cattle	(1,960)	(2,127)	41	255
Real Estate	(3,893)	341	(59)	(79)
Land leasing and rentals	1,574	1,668	105	1,102
Vegetables	(1,941)	(141)	—	496

Gross profit (loss) from segments	1,664	15,162	10	27,360
Other	174	(1,105)	(79)	2,325

Gross profit (loss)	$1,838	$14,057	$(69)	$29,685

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	September 30,		September 30,	August 31,
	2009	2008	2007	2007
Capital expenditures:
Bowen	$73	$38	$—	$554
Citrus Groves	1,551	1,899	9	1,231
Sugarcane	2,186	63	—	1,288
Cattle	1,154	1,588	60	1,893
Leasing	65	449	—	459
Vegetables	428	432	92	473

Segment capital expenditures	5,457	4,469	161	5,898
Other capital expenditures	1,248	1,661	132	3,240

Total consolidated capital expenditures	$6,705	$6,130	$293	$9,138

Depreciation, depletion and amortization:
Bowen	$358	$335	$21	$344
Citrus Groves	2,127	2,215	188	2,381
Sugarcane	1,498	1,709	171	2,083
Cattle	1,643	1,810	134	1,887
Leasing	209	90	7	67
Vegetables	211	146	12	68

Total segment depreciation and amortization	6,046	6,305	533	6,830
Other depreciation, depletion and amortization	1,498	2,012	174	1,940

Total depreciation, depletion and amortizations	$7,544	$8,317	$707	$8,770

Total Assets:
Bowen	$2,816	$2,581
Citrus groves	45,491	49,201
Sugarcane	42,832	43,525
Cattle	13,595	18,343
Leasing	4,510	2,370
Vegetables	3,647	4,213

Segment assets	112,891	120,233
Other Corporate assets	87,344	153,699

Total assets	$200,235	$273,932

As discussed in note 5 to the consolidated financial statements, non-cash impairment adjustments of $4.3 million, $1.5 million and $1.9 million were included as operating expenses of the real estate segment in fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007, respectively. Non-cash impairment adjustments of $813 thousand and $260 thousand were included as operating expenses of the cattle segment in fiscal years ended September 30, 2009 and September 30, 2008, respectively. There were no impairment adjustments for the one month transitional period ended September 30, 2007. Aside from depreciation, the impairment charges represent the only significant non-cash items.

(11) Treasury Stock
The Company’s Board of Directors has authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers and align their interests with those of the Company’s shareholders. Previously Alico provided incentives under its 1998 Plan, and was authorized to purchase up to 650,000 shares prior to the plan’s expiration in November 2008.
The stock repurchases began in November 2005 and will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18.
The following table provides information relating to purchases of Alico’s common shares by Alico on the open market pursuant to Plans approved by Alico’s shareholders on June 10, 2005 and February 20, 2009 for the fiscal years ended September 30, 2009, September 30, 2008, August 31, 2007 and the one month transition period ended September 30, 2007 (whole dollars):

			Total
			shares
			purchased
			as part of
	Total	Average	publicly	Total dollar
	number of	price	announced	value of
	shares	paid per	plans or	shares
Fiscal period ended	purchased	share	programs	purchased

September 30, 2009	25,500	$36.63	97,238	$934,008
September 30, 2008	27,968	$42.76	71,738	$1,195,818
September 30, 2007	—	$—	43,770	$—
August 31, 2007	27,770	$53.45	43,770	$1,484,291
(12) Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The purchase obligations under these purchase agreements totaled $12.6 million at September 30, 2009. All of these purchases were covered by sales agreements at prices exceeding cost. In addition, Bowen had forward sales contracts totaling $1.2 million at September 30, 2009 for which a purchaser had not been contracted. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year ending September 30, 2010.
Effective June 30, 2008, the Company discontinued its participation in Alico-J&J, LLC a joint venture vegetable farm. The parties to the joint venture each held a 50% interest in the earnings, assets and liabilities of the farm. The Company is currently working to dissolve the joint venture and distribute the assets equitably among the members. (Losses) profits attributable to the joint venture of ($0.7 million) and $57 thousand were included with the results of the vegetable division for the fiscal years ended September 30, 2008 and August 31, 2007, respectively . The Company has accounted for the joint venture under the equity method. Under the terms of the joint venture, Alico served as a guarantor for five-year equipment leases to the joint venture. The Company’s maximum total remaining unpaid obligations under these leases was $0.2 million at September 30, 2009.

(13) Discontinued Operations
Effective June 30, 2008, the Company ceased operating its Plant World facility. Plant World generated revenues of $2.6 million, and $2.8 million for the fiscal years ended September 30, 2008 and August 31, 2007, respectively and $0.4 million for the one month transition period ended September 30, 2007. Plant World generated losses of $0.9 million and $0.2 million (net of taxes of $559 thousand and $268 thousand) or $0.12 and $0.03 per share for the fiscal years ended September 30, 2008 and August 31, 2007, respectively. Plant World generated a profit of $169 thousand (net of income taxes of $35 thousand) or $0.02 per share during the one month transition period ended September 30, 2007. Total assets of $1.7 million related to discontinued operations were included in the balance sheet at September 30, 2008. The Company is currently leasing the Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Plant World’s operations have been reported as discontinued operations.
(14) New Accounting Pronouncements
In accordance with recent U.S. GAAP requirements Alico changed its accounting and disclosure practices for the following items during the fiscal year ended September 30, 2009:
Alico discloses the fair value of financial instruments for interim reporting periods as well as in annual financial statements. As the adoption of these procedures was only disclosure-related, it did not have an impact on Alico’s financial position or results of operations. The required disclosures are presented in note 17 to the consolidated financial statements — Fair Value Measurement.
Alico is required to disclose any material subsequent events through the filing date of its quarterly and annual filings. The adoption of this requirement did not have an impact on Alico’s financial position or results of operations. The required disclosures are presented in Note 15 to the consolidated financial statements — Subsequent Events.
Beginning in the fiscal year ending September 30, 2010, Alico is required to include restricted shares in its calculation of basic earnings per share. The adoption of this requirement is not expected to have an impact on Alico’s financial position, results of operations or cash flows, but will further dilute basic earnings per share. The application of this requirement will necessitate the recalculation of basic earnings per share and the restatement of such for all prior periods presented. The restated earnings per share amounts are not expected to be materially different from those reported prior. Early adoption of this change is not permitted.
(15) Subsequent events
There were no subsequent events to disclose during this period. Transactions were evaluated through December 14, 2009, the filing date of this report on Form 10-K.

(16) Transition Period Financial Information
On September 28, 2007, the Company’s fiscal year end was changed from August 31 to September 30. Accordingly, the Company is presenting information for the one month transition period ended September 30, 2007. The following table provides certain comparative financial information of the same period of the prior year.

	One Month Ended
	September 30,
(In thousands, except per share data)	2007	2006
		(Unaudited)
Statement of operations data:
Operating revenue	$758	$1,682
Operating and general and administrative expenses	1,642	2,499

Profit (loss) from continuing operations	(884)	(817)
Other earnings (loss)	28	101
Income taxes (benefit)	(176)	(341)

Net loss	$(680)	$(375)

Earnings (loss) per share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)
(17) Fair Value Measurements
The carrying amounts in the balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. Alico carries its investments and securities available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.
Alico implemented fair value measurements requirements on October 1, 2008. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:
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

The following table represents the fair values of Alico’s financial assets and liabilities as of September 30, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
Description	Fair Value	(level 1)	(level 2)	(level 3)
Assets:
Available for sale investments	$8,008	$3,527	$3,373	$1,108
Other investments	4,386	—	1,305	3,081

	$12,394	$3,527	$4,678	$4,189

The following is a reconciliation of beginning and ending balances for sercurities using level 3 inputs as defined above for the year ended September 30, 2009:

	Available for sale	Other
	investments	investments	Total
Beginning balance	$1,170	$3,475	$4,645
Realized and unrealized gains (losses) included in earnings	—	(359)	(359)
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements	—	(35)	(35)
Transfers in or out of level 3	(62)	—	(62)

Ending balance	$1,108	$3,081	$4,189

	Interest and
	investment income	Total
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets held at September 30, 2009	$(816)	$(816)

Alico utilized third party service providers to evaluate its investments. Current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to develop the fair value estimations.

(18) Selected Quarterly Financial Data (unaudited)
Summarized quarterly financial data (in thousands except for per share amounts) for the fiscal years ended September 30, 2009 and 2008 were as follows:

	Quarters Ended
	December 31,		March 31,		June 30,		September 30,
	2008	2007	2009	2008	2009	2008	2009	2008

Net sales
Continuing operations	$20,294	$22,652	$33,346	$48,182	$31,181	$42,147	$4,707	$3,401
Discontinued operations	—	902	—	1,093	—	463	—	112

Total net sales	20,294	23,554	33,346	49,275	31,181	42,610	4,707	3,513

Operating expenses
Continuing operations	18,004	18,381	32,294	42,027	27,438	35,790	9,954	6,127
Discontinued operations	—	833	—	1,264	—	1,025	—	150

Total operating expenses	18,004	19,214	32,294	43,291	27,438	36,815	9,954	6,277

Gross profits
Continuing operations	2,290	4,271	1,052	6,155	3,743	6,357	(5,247)	(2,726)
Discontinued operations	—	69	—	(171)	—	(562)	—	(38)

Total gross profit	2,290	4,340	1,052	5,984	3,743	5,795	(5,247)	(2,764)

General & Administrative expense
Continuing operations	3,001	2,913	2,811	3,884	1,671	3,568	1,613	1,113
Discontinued operations	—	88	—	97	—	495	—	17

Total general & administrative expense	3,001	3,001	2,811	3,981	1,671	4,063	1,613	1,130

Other income (expense)
Continuing operations	411	2,899	5,793	628	(1,306)	(119)	(1,127)	(1,149)
Discontinued operations	—	50	—	17	—	(215)	—	98

Total other income (expense	411	2,949	5,793	645	(1,306)	(334)	(1,127)	(1,051)

Income (loss) before income taxes
Continuing operations	(300)	4,257	4,034	2,899	766	2,670	(7,987)	(4,988)
Discontinued operations	—	31	—	(251)	—	(1,272)	—	43

Total income before income taxes	(300)	4,288	4,034	2,648	766	1,398	(7,987)	(4,945)

Income tax expense (benefit)
Continuing operations	(124)	1,486	1,977	1,015	157	(3,129)	(1,848)	(137)
Discontinued operations	—	12	—	95	—	(456)	—	(210)

Total income tax expense (benefit)	(124)	1,498	1,977	1,110	157	(3,585)	(1,848)	(347)

Net income (loss)
Continuing operations	(176)	2,771	2,057	1,884	609	5,799	(6,139)	(4,851)
Discontinued operations	—	19	—	(346)	—	(816)	—	253

Total net income (loss)	$(176)	$2,790	$2,057	$1,538	$609	$4,983	$(6,139)	$(4,598)

Basic earnings per share	$(0.02)	$0.38	$0.28	$0.21	$0.08	$0.68	$(0.84)	$(0.62)

Alico discontinued operations of its Plant World subsidiary in June 2008. Plant World’s operations were previously reported as a single line, net of tax in the Company’s filings on form 10-Q during June and September 2008, but were included as operating items in prior filings. This change should be considered when comparing this table to the Company’s previous filings.

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
Evaluation of Disclosure Controls and Procedures
Alico maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by Alico in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Alico carried out, under the supervision and with the participation of Alico’s management, including Alico’s Principal Executive Officer and Alico’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of Alico’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation, Alico’s Principal Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2009, Alico’s disclosure controls and procedures were effective.
Management assessed the effectiveness of Alico’s internal control over financial reporting as of September 30, 2009. In making the assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, the Management of Alico concluded that as of September 30, 2009, Alico’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Alico’s Principal Executive and Chief Financial Officers and implemented by Alico’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Alico;
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Alico are being made only in accordance with authorizations of management and directors of Alico; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Alico’s assets that could have a material effect on the financial statements.
Based on their evaluations of the internal controls, Alico’s Principal Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, Alico maintained effective internal control over financial reporting.
The effectiveness of internal control over financial reporting as of September 30, 2009 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is on page 38 of this Form 10-K.
Item 9B. Other Information.
None.

PART III
Items 10 — 14 of Part III are incorporated by reference to Alico’s proxy expected to be filed on or before January 20, 2010.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) 1. Financial Statements:
Included in Part II, Item 8 of this Report
Reports of Independent Registered Certified Public Accounting Firms
Consolidated Balance Sheets — September 30, 2009 and September 30, 2008
Consolidated Statements of Operations — For the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007 and for the one month transition period ended September 30, 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — For the fiscal years ended September 30, 2009, September 30, 2008 and August 31, 2007 and for the one month transition period ended September 30, 2007
Consolidated Statements of Cash Flows — For the fiscal years ended September 30, 2009, September 30, 2008, and August 31, 2007, and the one month transition period ended September 30, 2007
(b) 2. Financial Statement Schedules:
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

3(i)3	Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)4	Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(ii)	Bylaws

3(ii)(1)	By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)

3(ii)(2)	By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

3(ii)(3)	By-Laws of Alico, Inc. amended and restated October 30, 2009.

(10)	Material Contracts

(10.1)	Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(10.2)	Cash Purchase Orange Agreement with Tropicana (incorporated by reference to the Company’s filing on Form 10-K dated November 14, 2007)

(10.3)	Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation (incorporated by reference to the Company’s filing on Form 10-K dated November 14, 2007)

(10.4)	Second Amendment to Mortgage Deed (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)

(10.5)	Revolving Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated October 17, 2005)

(10.6)	Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated June 1, 2006)

(10.7)	Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

(10.8)	Term note with Farm Credit (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.9)	Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.10)	Amended and Restated RLOC Note (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.11)	Transition, Severence, Non-Compete and Consulting Agreement with John R. Alexander (incorporated by reference to Alico’s filing on Form 8-K dated June 30, 2008)

(10.12)	Transition, Severence, Non-Compete and Consulting Agreement with Dan L. Gunter (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

(14.1)	Code of Ethics amended February 20, 2009

(14.2)	Whistleblower Policy amended February 20, 2009

(21)
Subsidiaries of the Registrant — Alico Land Development Company, Inc. (formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971));Agri-Insurance Company, Ltd. (a company formed under the laws of the country of Bermuda incorporated in 2000), Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005)) incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(31.1)	Rule 13a-14(a) certification

(31.2)	Rule 13a-14(a) certification

(32.1)	Section 1350 certification

(32.2)	Section 1350 certification

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 14 , 2009 Date	/s/ Steven M. Smith Steven M. Smith
President & Principal Executive Officer

December 14 , 2009 Date	/s/ Patrick W. Murphy Patrick W. Murphy
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ John R. Alexander	/s/ JD Alexander

John R. Alexander	JD Alexander
Chairman	Vice-Chairman

/s/ Robert E Lee Caswell	/s/ Evelyn D’An

Robert E. Lee Caswell	Evelyn D’An
Director	Director

/s/ Charles L. Palmer	/s/ Ramon A. Rodriguez

Charles L. Palmer	Ramon A. Rodriguez
Director	Director

/s/ John Darrell Rood	/s/ Dean Saunders

John Darrell Rood	Dean Saunders
Director	Director

/s/ Robert J. Viguet, Jr.	/s/ Gordon Walker

Robert J. Viguet, Jr.	Gordon Walker
Director	Director
December 14, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3(i)	Articles of Incorporation:

3(i)1	Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).

3(i)2
Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)3	Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)4	Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(ii)	Bylaws

3(ii)(1)	By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)

3(ii)(2)	By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

3(ii)(3)	By-Laws of Alico, Inc. amended and restated October 30, 2009.

(10)	Material Contracts

(10.1)	Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(10.2)	Cash Purchase Orange Agreement with Tropicana (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

(10.3)	Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

Exhibit
Number	Description

(10.4)	Second Amendment and restate Renewal Promissory Note (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)

(10.5)	Second Amendment to Mortgage Deed (incorporated by reference to Alico’s filing on Form 8-K dated October 25, 2007)

(10.6)	Revolving Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated October 17, 2005)

(10.7)	Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 8-K dated June 1, 2006)

(10.8)	Amendment to Line of Credit Agreement (incorporated by reference to Alico’s filing on Form 10-K dated November 14, 2007)

(10.9)	Term note with Farm Credit (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.10)	Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.11)	Amended and Restated RLOC Note (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2008)

(10.12)	Transition, Severence, Non-Compete and Consulting Agreement with John R. Alexander (incorporated by reference to Alico’s filing on Form 8-K dated June 30, 2008)

(10.13)	Transition, Severence, Non-Compete and Consulting Agreement with Dan L. Gunter (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

Exhibit
Number	Description

(14.1)	Code of Ethics amended February 20, 2009

(14.2)	Whistleblower Policy amended February 20, 2009

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