Form 10-Q
period 2009-12-31
ALICO INC
filed 2010-02-09
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
There were 7,370,573 shares of common stock, par value $1.00 per share, outstanding at February 1, 2010.

Index
Alico, Inc.
Form 10-Q
For the quarter ended December 31, 2009

Part I. Financial Information

Item 1. Financial Statements
ALICO, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended
	December 31,
	2009	2008
Operating revenue
Agricultural operations	$13,472	$18,088
Non-agricultural operations	646	957
Real estate operations	—	1,249

Total operating revenue	14,118	20,294

Operating expenses
Agricultural operations	13,517	17,457
Non-agricultural operations	266	257
Real estate operations	172	290

Total operating expenses	13,955	18,004

Gross profit	163	2,290
Corporate general and administrative	1,240	3,001

Loss from continuing operations	(1,077)	(711)

Other income (expenses):
Profit on sales of bulk real estate, net	—	1,546
Interest and investment (loss) income, net	(58)	933
Interest expense	(978)	(2,079)
Other	172	11

Total other (expense) income net	(864)	411

Loss before income taxes	(1,941)	(300)
Benefit from income taxes	(571)	(124)

Net loss	$(1,370)	$(176)

Weighted-average number of shares outstanding	7,388	7,401

Weighted-average number of shares outstanding assuming dilution	7,388	7,401

Per share amounts- net (loss) income
Basic	$(0.19)	$(0.02)
Diluted	$(0.19)	$(0.02)
Dividends	$—	$0.28
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31,	September 30,
	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$9,750	$18,794
Investments	4,527	3,410
Accounts receivable, net	5,940	1,929
Income tax receivable	6,590	5,994
Mortgages and notes receivable	70	72
Inventories	18,755	18,737
Current deferred tax asset	1,437	1,431
Other current assets	720	968

Total current assets	47,789	51,335

Mortgages and notes receivable, net of current portion	7,206	7,221
Investments, deposits and other	7,614	8,984
Deferred tax assets	7,356	7,356
Cash surrender value of life insurance	6,210	6,291
Property, buildings and equipment	181,460	178,736
Less: accumulated depreciation	(60,359)	(59,688)

Total assets	$197,276	$200,235

(continued)

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	(Unaudited)
	December 31,	September 30,
	2009	2009
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,144	$1,283
Current portion of notes payable	5,186	5,122
Accrued expenses	2,190	2,252
Dividend payable	—	1,014
Accrued ad valorem taxes	—	1,967
Other current liabilities	964	1,006

Total current liabilities	11,484	12,644

Notes payable, net of current portion	73,490	73,806
Deferred retirement benefits, net of current portion	3,268	3,229
Other liabilities	3,711	3,680

Total liabilities	91,953	93,359

Stockholders’ equity:
Common stock	7,377	7,377
Additional paid in capital	9,558	9,480
Treasury stock	(311)	(52)
Accumulated other comprehensive income	1	3
Retained earnings	88,698	90,068

Total stockholders’ equity	105,323	106,876

Total liabilities and stockholders’ equity	$197,276	$200,235

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	December 31,
	2009	2008

Net cash used for operating activities	$(3,964)	$(5,967)

Cash flows from investing activities:
Purchases of property and equipment	(4,011)	(2,325)
Purchases of other investments	(5)	(121)
Proceeds from sales of property and equipment	433	172
Purchases of marketable securities	(9)	(335)
Proceeds from sales of marketable securities	150	21,527
Note receivable collections	17	1,792

Net cash (used for) provided by investing activities	(3,425)	20,710

Cash flows from financing activities:
Principal payments on notes payable	(14,252)	(4,930)
Proceeds from notes payable	14,000	16,669
Treasury stock purchases	(389)	(604)
Dividends paid	(1,014)	(2,035)

Net cash (used for) provided by financing activities	(1,655)	9,100

Net (decrease) increase in cash and cash equivalents	$(9,044)	$23,843

Cash and cash equivalents:
At beginning of period	$18,794	$54,370

At end of period	$9,750	$78,213

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$934	$2,396

Cash paid for income taxes	$—	$285

Supplemental schedule of non-cash investing activities:

Reclassification of breeding herd to property and equipment	$557	$552

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for per share data)
1. Basis of financial statement presentation:
The accompanying condensed consolidated financial statements (“Financial Statements”) include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the “Company”) after elimination of all significant intercompany balances and transactions.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended September 30, 2009. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at December 31, 2009 and September 30, 2009 and the consolidated results of operations and cash flows for the three month periods ended December 31, 2009 and 2008.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2008 have been reclassified to conform to the 2009 presentation. Footnote presentation of dollar values are in thousands.
2. Income taxes:
Alico’s effective tax rate was 29.4% and 41.4% for the quarters ended December 31, 2009 and 2008, respectively. The December 2009 rate differed from the expected combined Federal and State blended rate of 38% primarily due to permanent differences between book and tax income, primarily resulting from an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable. The December 2008 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts, which was recognized as a loss for book purposes, but is not deductable for tax purposes.
The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change.
At December 31, 2009, the Company had $1.1 million of potential tax exposure related to uncertain tax positions which was included as other non current liabilities in the accompanying balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and records the interest and penalties in the liability for uncertain tax positions.

The IRS is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006, and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 and 2006 tax returns to December 31, 2010 pursuant to a request by IRS exams. The IRS has proposed several adjustments to the returns as filed at the time of this report, relating to timing of deductions and the treatment of intercompany transactions between Alico and its Agri subsidiary. The Company is in discussions with the IRS concerning these proposed adjustments. As of the filing date of this report, the IRS has not issued a thirty day letter, nor quantified any additional proposed taxes, interest or penalties. The state income tax returns for the years under audit by the IRS have not been audited by the states and are subject to audit for the same tax periods open for federal tax purposes.
3. Indebtedness:
The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving		Mortgage
	line of		note
	credit	Term note	payable	All other	Total
December 31, 2009
Principal balance outstanding	28,340	44,900	5,383	53	78,676
Remaining available credit	46,660	—	—	—	46,660
Effective interest rate	2.50%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2012	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2009
Principal balance outstanding	27,340	45,828	5,700	60	78,928
Remaining available credit	47,660	—	—	—	47,660
Effective interest rate	2.63%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2012	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various
Alico, Inc. has a Term Note, a Mortgage and a Revolving Line of Credit with Farm Credit of Southwest Florida. All three agreements are cross collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production. The Term Note and Revolving Line of Credit are collateralized by an additional 43,847 acres of real estate in Hendry County used for farm leases and cattle ranching.
The Term Note calls for equal payments of principal and interest of $1.7 million per quarter over a ten year term until maturity. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity. At December 31, 2009 Alico was in compliance with all of its covenants under the various loan agreements.

Maturities of the Company’s debt at December 31, 2009 were as follows:

December 31,
2009
Due within 1 year	$5,186
Due between 1 and 2 years	5,458
Due between 2 and 3 years	34,077
Due between 3 and 4 years	6,040
Due between 4 and 5 years	5,421
Due beyond five years	22,494

Total	$78,676

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended
	December 31,
	2009	2008
Interest expense	$978	$2,079
Interest capitalized	29	13

Total interest cost	$1,007	$2,092

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $34 thousand and $31 thousand during the three months ended December 31, 2009 and 2008, respectively for patronage allocations.

4. Disclosures about reportable segments:
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
The following table summarizes the performance of the Company’s segments for the unaudited three month periods ended December 31, 2009 and 2008, and the related assets and depreciation at December 31, 2009 and September 30, 2009:

	Three months ended
	December 31,
	2009	2008
Revenues (from external customers except as noted)
Bowen	$5,512	$6,971
Intersegment sales through Bowen	1,189	1,480
Citrus groves	4,772	5,899
Sugarcane	1,802	3,191
Cattle	198	241
Real estate	—	1,249
Leasing	597	814
Vegetables	1,130	1,653

Revenue from segments	15,200	21,498
Other operations	107	276
Less: intersegment revenues eliminated	(1,189)	(1,480)

Total operating revenue	$14,118	$20,294

Operating expenses
Bowen	5,769	6,740
Intersegment sales through Bowen	1,189	1,480
Citrus groves	4,091	5,049
Sugarcane	1,937	3,320
Cattle	138	550
Real estate	172	290
Leasing	256	229
Vegetables	1,498	1,553

Segment operating expenses	15,050	19,211
Other operations	94	273
Less: intersegment expenses eliminated	(1,189)	(1,480)

Total operating expenses	$13,955	$18,004

Gross profit (loss):
Bowen	(257)	231
Citrus groves	681	850
Sugarcane	(135)	(129)
Cattle	60	(309)
Real estate	(172)	959
Leasing	341	585
Vegetables	(368)	100

Gross profit from segments	150	2,287
Other	13	3

Gross Profit	$163	$2,290

	Three months ended
	December 31,
	2009	2008
Depreciation, depletion and amortization:
Bowen	$82	$89
Citrus groves	512	535
Sugarcane	322	391
Cattle	331	422
Leasing	59	35
Vegetable	60	47

Total segment depreciation and amortization	1,366	1,519
Other depreciation, depletion and amortization	274	422

Total depreciation, depletion and amortization	$1,640	$1,941

	December 31,
	2009	2008
Total assets:
Bowen	$4,208	$3,798
Citrus groves	48,127	51,895
Sugarcane	42,843	44,394
Cattle	13,505	19,989
Leasing	4,459	4,651
Vegetables	4,704	6,024

Segment assets	117,846	130,751
Other Corporate assets	79,430	150,120

Total assets	$197,276	$280,871

5. Treasury Stock:
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

The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans during the quarter ended December 31, 2009:

			Total shares
			purchased as	Total dollar
			part of publicly	value of shares
	Total number of	Average price	announced plans	purchased
Month	shares purchased	paid per share	or programs	(thousands)

October	4,000	$29.53	4,000	$118
December	9,692	27.93	9,692	271

Total	13,692	$28.39	13,692	$389

In accordance with the approved plan, the Company may purchase an additional 310,808 shares.
6. Fair Value Measurements:
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

The following table represents the fair values of Alico’s financial assets and liabilities as of December 31, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
Description	Fair Value	(level 1)	(level 2)	(level 3)
Assets:
Available for sale investments	$7,774	$3,537	$3,129	$1,108
Other investments	4,367	—	1,305	3,062

	$12,141	$3,537	$4,434	$4,170

The following is a reconciliation of beginning and ending balances for securities using level 3 inputs as defined above for the quarter ended December 31, 2009:

	Available for sale	Other
	investments	investments	Total
Beginning balance	$1,108	$3,081	$4,189
Realized and unrealized gains (losses) included in earnings	—	(19)	(19)
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements	—	—	—
Transfers in or out of level 3	—	—	—

Ending balance	$1,108	$3,062	$4,170

	Interest and
	investment income	Total
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets held at December 31, 2009	$111	$111

7. Subsequent Events:
During the first two weeks of January 2010, a cold air mass moved into the State of Florida causing temperatures to drop into the mid 20’s for several consecutive nights. These temperatures caused damage to the Company’s vegetable crops, resulting in a loss currently estimated to be $1.2 million. This loss will be recognized during the Company’s fiscal quarter ending March 31, 2010. Damages to the Company’s citrus and sugarcane crops were minimal.
There were no other subsequent events to report during this period. Subsequent events were evaluated through the filing date of this report, February 9, 2010.

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
Liquidity and Capital Resources
Dollar amounts listed in thousands:

	December 31,	September 30,
	2009	2009
Cash & liquid investments	$14,277	$22,204
Total current assets	47,789	51,335
Current liabilities	11,484	12,644
Working capital	36,305	38,691
Total assets	197,276	200,235
Notes payable	$78,676	$78,928
Current ratio	4.16:1	4.06:1
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds and through its credit commitments. Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $75.0 million. Of the $75.0 million credit commitment, $46.7 million was available for Alico’s general use at December 31, 2009 (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).
Cash flows from Operations
Cash flows used for operations were $4.0 million and $6.0 million for the fiscal quarters ended December 31, 2009 and 2008, respectively. The Company begins harvesting its crops during the first quarter of its fiscal year, requiring cash outlays to generate accounts receivable. Cash flows from operations are expected to improve in subsequent quarters as these receivables are collected.

Cash flows from Investing
Cash outlays for land, equipment, buildings, and other improvements totaled $4.0 million and $2.3 million during the quarters ended December 31, 2009 and 2008, respectively. The Company expended $2.3 million during the quarter ended December 31, 2009 toward developing 4,500 acres of sugarcane plantings, which should be available for harvest during the Company’s 2011 fiscal year.
During the quarter ended December 31, 2008, Alico began liquidating its Agri subsidiary by selling marketable securities held by Agri which were subsequently utilized as pre-liquidation distributions enabling Alico to pay $50 million on its Revolving Line of Credit in January 2009.
In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a principal payment on a note receivable of $1.8 million related to a real estate sale. The purchaser subsequently defaulted on the note in April 2009. Alico-Agri has initiated foreclosure proceedings in order to reclaim the property. When the foreclosure becomes final, the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.2 million less deferred revenue of $45.1 million), plus accrued interest through March 31, 2009 of $0.3 million, reduced by the associated commissions payable account of $2.6 million will be reclassified as basis in the property.
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
Cash flows from Financing
Alico’s Board of Directors has authorized the repurchase of up to 350,000 shares of Alico’s common stock through November 1, 2013, for the purpose of funding restricted stock grants under its Incentive Equity Plans in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders.
All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, at December 31, 2009 an additional 310,808 shares were available for acquisition. Alico purchased 13,692 shares in the open market at an average price of $28.39 during the quarter ended December 31, 2009 and 15,733 shares at an average price of $38.37 per share during the quarter ended December 31, 2008.
Alico paid quarterly dividends of $0.275 per share on November 14, 2008, February 15, 2009, May 15, 2009, August 15, 2009 and November 15, 2009. The Board has temporarily suspended dividends until the operating results of the Company improve. The Board will continue to assess financial condition, compliance with debt covenants, and earnings of Alico in determining its dividend policy.

Results from Operations
Unaudited results for the quarters ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Operating revenue	$14,118	$20,294
Gross profit	163	2,290
General & administrative expenses	(1,240)	(3,001)
Loss from continuing operations	(1,077)	(711)
Profit on sale of real estate	—	1,546
Interest and investment (loss) income	(58)	933
Interest expense	(978)	(2,079)
Other income	172	11
Income tax benefit	$571	$124
Effective income tax rate	29.4%	41.4%
Net loss	$(1,370)	$(176)
Alico’s agricultural and real estate operations generally combine to produce the majority of operating revenue, gross profit and income from operations. The decrease in income from continuing operations for the quarter ended December 31, 2009 compared with the quarter ended December 31, 2008 was primarily due to reduced profit from real estate activities and agricultural activities.
Profit from the Sale of Real Estate
Beginning in the fiscal year ended August 31, 2006, Alico intensified its efforts toward the planning and strategic positioning of all Company owned land through its Alico Land Development subsidiary. These actions included the hiring of a real estate professional, seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. Proceeds from the contracts negotiated or substantially renegotiated subsequent to August 31, 2006 are classified as operating items, while proceeds from sales that originated prior to that time and are not deemed to be substantially modified according to U.S. GAAP, are classified as non-operating.
Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale equal 20%, or property to be developed after two years equal 25% of the contract sales price according to the installment sales method.
Alico’s real estate revenue during the quarter ended December 31, 2008 primarily resulted from three contracts with the Ginn Companies for real estate in Lee County Florida referred to as “East”, “West” and “Crockett”. In October 2008, Ginn elected not to exercise its option on the West property, and relinquished any claim it might have had on the Crockett property.

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
As a result of the mortgage default and the liquidation of investments as discussed earlier, the Company’s earnings from interest and investing declined substantially during the quarter ended December 31, 2009 when compared with the quarter ended December 31, 2008. Additionally, the Company held auction rate securities with a face value of approximately $5.2 million at December 31, 2009 for which there is not a current liquid market. As a result of the illiquid nature of these investments, the Company recognized an impairment loss of $111 thousand during the quarter ended December 31, 2009 which was charged against interest and investment income.
Interest Expense
Interest expense was lower for the quarter ended December 31, 2009 compared with the quarter ended December 31, 2008, primarily due to decreased outstanding debt. During January 2009, Alico reduced its outstanding debt by $50 million. This action resulted in lower interest expense to the Company during the fiscal quarter ending December 31, 2009 when compared with the quarter ended December 31, 2008.
Provision for Income taxes
Alico’s effective tax rate was 29.4% and 41.4% for the quarters ended December 31, 2009 and 2008, respectively. The December 2009 rate differed from the expected combined Federal and State blended rate of 38% primarily due to an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable. The December 2008 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts, which was recognized as a loss for book purposes, but is not deductable for tax purposes.

Operating Revenue

	Three months ended
	December 31,
	2009	2008
Revenues
Agriculture:
Bowen	$5,512	$6,971
Citrus groves	4,772	5,899
Sugarcane	1,802	3,191
Cattle	198	241
Vegetables	1,130	1,653
Sod	54	133
Native trees and shrubs	4	18

Agriculture operations revenue	13,472	18,106
Real estate activities	—	1,249
Land leasing and rentals	597	814
Mining royalties	49	125

Total operating revenue	$14,118	$20,294

Operating revenues declined by 30% during the quarter ended December 31, 2009 when compared with the quarter ended December 31, 2008, primarily due to reduced revenues from agriculture activities.
Gross Profit

	Three months ended
	December 31,
	2009	2008
Gross profit (loss):
Agriculture:
Bowen	$(257)	$231
Citrus groves	681	850
Sugarcane	(135)	(129)
Cattle	60	(309)
Vegetables	(368)	100
Sod	(18)	(112)
Native trees and shrubs	(8)	18

Gross profit from agricultural operations	(45)	649
Real estate activities	(172)	959
Land leasing and rentals	341	585
Mining royalties	39	97

Gross Profit	163	2,290

Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of producing the products.

The decline in gross profit during the quarter ended December 31, 2009 compared with the quarter ended December 31, 2008 was primarily due to reduced profit from agriculture and real estate activities.
Agricultural Operations
Agricultural operations generate a large portion of Alico’s revenues. Agricultural operations are subject to a wide variety of risks including weather and disease. As a producer of agricultural products, Alico’s ability to control the prices it receives from its products is limited, and prices for agricultural products can be volatile. Operating results are largely dictated by market conditions. Agriculture revenues decreased during the quarter ended December 31, 2009 when compared with the quarter ended December 31, 2008 due to a delay in the timing of the citrus harvest. This decline is expected to reverse during the quarter ending March 31, 2010.
Bowen
Bowen’s operations generated revenues of $5.5 million and $7.0 million for the quarters ended December 31, 2009 and 2008, respectively. Gross (losses) profits were ($257 thousand), and $231 thousand during the quarters ended December 31, 2009 and 2008, respectively. Due to a smaller Florida orange crop and fruit maturity levels taking longer to reach minimum standards, citrus processing plants began accepting fruit for processing later in the 2009-10 season when compared with the 2008-09 season. This delay has created a timing difference in revenue and profit recognition which is expected to reverse itself during the quarter ending March 31, 2010.
Citrus Groves
The Citrus Groves division recorded gross revenues of $4.8 million and $5.9 million and gross profits of $681 thousand and $850 thousand, for the quarters ended December 31, 2009 and 2008, respectively. The decrease in revenue and gross profits for the quarter ended December 31, 2009 compared with December 31, 2008 was due to a decrease in the number of citrus boxes harvested, and is timing related. Due to a smaller Florida orange crop and fruit maturity levels taking longer to reach minimum standards, citrus processing plants began accepting fruit for processing later in the 2009-10 season when compared with the 2008-09 season. This delay has created a timing difference in revenue and profit recognition which is expected to reverse itself during the quarter ending March 31, 2010.
Sugarcane
Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. Sugarcane revenues were $1.8 million and $3.2 million during the quarters ended December 31, 2009 and 2008, respectively. Sugarcane generated losses of $135 thousand and $129 thousand during the quarters ended December 31, 2009 and 2008, respectively.
To maintain maximum production, sugarcane crops grown on sandy soil such as Alico’s, must be rotated every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. Due to dwindling profit margins, uncertainty surrounding the facility where the Company delivers its product, and an unfavorable price determinant, Alico chose to reduce its sugarcane planting activities during the fiscal years ended September 30, 2008 and August 31, 2007. Since that time, the market outlook for sugar has improved, key input costs such as fuel and fertilizer have declined, more details concerning the future of the facility have become known and the Company was able to successfully negotiate a more favorable pricing arrangement with its sole customer.

The Company has undertaken a program to replant its sugarcane fields in order to achieve prior production levels. However, due to the growing cycle of sugarcane crops, the results from these efforts will not be realized until fiscal year 2011. Accordingly, the Company’s expected sugarcane tonnage for the fiscal year ending September 30, 2010 is expected to be approximately 40% of its fiscal 2009 production.
Cattle
Cattle revenues were $198 thousand and $241 thousand and profits (losses) from cattle operations were $60 thousand and ($309 thousand) for the quarters ended December 31, 2009 and 2008, respectively. The Company has implemented cost cutting measures in its cattle operations and is currently striving to refocus itself as a low cost high quality cattle producer.
Vegetables
Revenues from the sale of vegetables were $1.1 million and $1.7 million for the quarters ended December 31, 2009 and 2008, respectively. Gross (losses) profits from the vegetable division were ($368 thousand) and $100 thousand over the same periods. Prices for sweet corn were lower during the quarter ended December 31, 2009 compared with the quarter ended December 31, 2008 causing both revenue and profits to decline.
During the first two weeks of January 2010, a cold air mass moved into the State of Florida causing temperatures to drop into the mid 20’s for several consecutive nights. These temperatures caused damage to the Company’s vegetable crops, resulting in a loss currently estimated to be $1.2 million. This loss will be recognized during the Company’s fiscal quarter ending March 31, 2010.
Non Agricultural Operations
Land leasing and rentals
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $597 thousand and $814 thousand for the quarters ended December 31, 2009 and December 31, 2008, respectively, generating gross profits of $341 thousand and $585 thousand, respectively. Several farming leases were not renewed during the current season. The Company is actively pursuing alternative tenants to fill these vacancies and plans to increase its leasing activities as opportunity allows.
Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $11.2 million at December 31, 2009. All of these purchase obligations except for $0.6 million were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $0.9 million at December 31, 2009 for which purchases had not been contracted. Bowen’s management currently believes that all committed purchase quantities can be sold at a profit and all committed sales quantities can be purchased below the committed sales price.

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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2009 Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes in this item since the Company’s disclosure of in its last annual report on Form 10-K.
ITEM 4. Controls and Procedures
The Company’s management, including the Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ALICO, INC.
(Registrant)
February 9, 2010
Steven M. Smith
President & Principal Executive Officer
(Signature)
February 9, 2010
Patrick W. Murphy
Chief Financial Officer
(Signature)
February 9, 2010
Jerald R. Koesters
Controller
(Signature)