Form 10-Q
period 2010-03-31
ALICO INC
filed 2010-05-10
CIK 3545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
☐ Yes ☑ No
There were 7,375,151 shares of common stock, par value $1.00 per share, outstanding at May 3, 2010.

Index
Alico, Inc.
Form 10-Q
For the quarter ended March 31, 2010

Part I. Financial Information
Item 1. Financial Statements
ALICO, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Operating revenue
Agricultural operations	$31,014	$32,393	$44,486	$50,481
Non-agricultural operations	640	830	1,286	1,787
Real estate operations	—	123	—	1,372

Total operating revenue	31,654	33,346	45,772	53,640

Operating expenses
Agricultural operations	27,202	31,680	40,719	49,137
Non-agricultural operations	315	316	581	573
Real estate operations	247	298	419	588

Total operating expenses	27,764	32,294	41,719	50,298

Gross profit	3,890	1,052	4,053	3,342
Corporate general and administrative	1,565	2,811	2,805	5,812

Profit (loss) from operations	2,325	(1,759)	1,248	(2,470)

Other income (expenses):
Profit on sales of bulk real estate, net	—	—	—	1,546
Interest and investment income, net	337	44	279	977
Interest expense	(746)	(1,258)	(1,724)	(3,337)
Other	(3)	7,007	169	7,018

Total other (expense) income net	(412)	5,793	(1,276)	6,204

Income (loss) before income taxes	1,913	4,034	(28)	3,734
Provision for (benefit from) income taxes	563	1,977	(8)	1,853

Net income (loss)	$1,350	$2,057	$(20)	$1,881

Weighted-average number of shares outstanding	7,378	7,384	7,383	7,392

Weighted-average number of shares outstanding assuming dilution	7,378	7,386	7,383	7,395

Per share amounts- net income (loss)
Basic	$0.18	$0.28	$(0.00)	$0.25
Diluted	$0.18	$0.28	$(0.00)	$0.25
Dividends	$—	$0.14	$—	$0.41
See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$10,021	$18,794
Investments	4,138	3,410
Accounts receivable, net	8,566	1,929
Income tax receivable	6,025	5,994
Mortgages and notes receivable	69	72
Inventories	15,653	18,737
Current deferred tax asset	1,490	1,431
Other current assets	315	968

Total current assets	46,277	51,335

Mortgages and notes receivable, net of current portion	7,176	7,221
Investments, deposits and other	4,672	8,984
Deferred tax assets	7,335	7,356
Cash surrender value of life insurance	6,353	6,291
Property, buildings and equipment	179,691	178,736
Less: accumulated depreciation	(59,613)	(59,688)

Total assets	$191,891	$200,235

(continued)

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	March 31,	September 30,
	2010	2009

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,632	$1,283
Current portion of notes payable	5,253	5,122
Accrued expenses	2,527	2,252
Dividend payable	—	1,014
Accrued ad valorem taxes	635	1,967
Other current liabilities	588	1,006

Total current liabilities	11,635	12,644

Notes payable, net of current portion	66,557	73,806
Deferred retirement benefits, net of current portion	3,307	3,229
Other liabilities	3,741	3,680

Total liabilities	85,240	93,359

Stockholders’ equity:
Common stock	7,377	7,377
Additional paid in capital	9,414	9,480
Treasury stock	(187)	(52)
Accumulated other comprehensive income	1	3
Retained earnings	90,046	90,068

Total stockholders’ equity	106,651	106,876

Total liabilities and stockholders’ equity	$191,891	$200,235

See accompanying Notes to Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	March 31,
	2010	2009

Net cash provided by operating activities	$2,988	$8,645

Cash flows from investing activities:
Purchases of property and equipment	(4,907)	(4,026)
Purchases of investments	(242)	(5,910)
Proceeds from sales of property and equipment	614	320
Proceeds from sales of investments	1,314	21,546
Note receivable collections	48	1,796

Net cash (used for) provided by investing activities	(3,173)	13,726

Cash flows from financing activities:
Principal payments on notes payable	(28,118)	(73,222)
Proceeds from notes payable	21,000	24,036
Proceeds from stock option exercises	—	16
Treasury stock purchases	(456)	(852)
Dividends paid	(1,014)	(4,063)

Net cash used for financing activities	(8,588)	(54,085)

Net decrease in cash and cash equivalents	$(8,773)	$(31,714)

Cash and cash equivalents:
At beginning of period	$18,794	$54,370

At end of period	$10,021	$22,656

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$1,972	$3,606

Cash paid for income taxes	$—	$1,482

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$557	$552

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
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended September 30, 2009. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at March 31, 2010 and September 30, 2009 and the consolidated results of operations and cash flows for the three and six month periods ended March 31, 2010 and 2009.
The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Footnote presentation of dollar values are in thousands.

2. Income taxes:
Alico’s effective tax rate was 28.6% and 49.6% for the six months ended March 31, 2010 and 2009, respectively. The March 2010 rate differed from the expected combined Federal and State blended rate of 38% primarily due to permanent differences between book and tax income resulting from an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable. The March 2009 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts, which was recognized as a loss for book purposes, but is not deductable for tax purposes.
The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change.
At March 31, 2010, the Company had $1.1 million of potential tax exposure related to uncertain tax positions which was included as other non current liabilities in the accompanying balance sheets. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and includes estimated interest and penalties in its liability for uncertain tax positions.
The IRS is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006, and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 and 2006 tax returns to December 31, 2010 pursuant to a request by the IRS. The IRS has proposed several adjustments to the returns as filed at the time of this report, relating to timing of deductions and the treatment of intercompany transactions between Alico and its Agri subsidiary. The Company is in discussions with the IRS concerning these proposed adjustments. As of the filing date of this report, the IRS has not issued a thirty day letter, nor quantified any additional proposed taxes, interest or penalties. The state income tax returns for the years under audit by the IRS have not been audited by the states and are subject to audit for the same tax periods open for federal tax purposes.
3. Indebtedness:
The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving		Mortgage
	line of		note
	credit	Term note	payable	All other	Total
March 31, 2010
Principal balance outstanding	22,740	43,956	5,067	47	71,810
Remaining available credit	52,260	—	—	—	52,260
Effective interest rate	2.50%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2012	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2009
Principal balance outstanding	27,340	45,828	5,700	60	78,928
Remaining available credit	47,660	—	—	—	47,660
Effective interest rate	2.63%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2012	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

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
The Term Note calls for equal payments of principal and interest of $1.7 million per quarter over a ten year term until maturity. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity. The Company’s lender agreed to a one time reduction of its debt service coverage ratio covenant for the quarter ended March 31, 2010. All other covenants and requirements remained intact. At March 31, 2010 Alico was in compliance with all of its covenants under the various loan agreements.

Due within 1 year	$5,253
Due between 1 and 2 years	5,530
Due between 2 and 3 years	28,549
Due between 3 and 4 years	6,120
Due between 4 and 5 years	5,191
Due beyond five years	21,167

Total	$71,810

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest expense	$746	$1,258	$1,724	$3,337
Interest capitalized	22	14	51	27

Total interest cost	$768	$1,272	$1,775	$3,364

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $244 thousand and $278 thousand during the three months and six months ended March 31, 2010 and by $36 thousand and $67 thousand during the three and six months ended March 31, 2009, respectively for patronage allocations.

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

The following table summarizes the performance of the Company’s segments for the three and six month periods ended March 31, 2010 and 2009, and the related assets and depreciation at and for the periods ended March 31, 2010 and September 30, 2009:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues (from external customers except as noted)
Bowen	$11,467	$9,672	$16,979	$16,643
Intersegment sales through Bowen	3,584	3,489	4,773	4,969
Citrus groves	16,276	14,923	21,048	20,822
Sugarcane	2,136	3,870	3,938	7,061
Cattle	295	2,128	493	2,369
Real estate	—	123	—	1,372
Leasing	590	732	1,187	1,546
Vegetables	750	1,639	1,880	3,292

Revenue from segments	35,098	36,576	50,298	58,074
Other operations	140	259	247	535
Less: intersegment revenues eliminated	(3,584)	(3,489)	(4,773)	(4,969)

Total operating revenue	$31,654	$33,346	$45,772	$53,640

Operating expenses
Bowen	10,999	9,162	16,768	15,902
Intersegment sales through Bowen	3,584	3,489	4,773	4,969
Citrus groves	11,914	11,305	16,005	16,354
Sugarcane	2,006	5,660	3,943	8,980
Cattle	224	2,837	362	3,387
Real estate	247	298	419	588
Leasing	303	290	559	519
Vegetables	1,980	2,671	3,478	4,224

Segment operating expenses	31,257	35,712	46,307	54,923
Other operations	91	71	185	344
Less: intersegment expenses eliminated	(3,584)	(3,489)	(4,773)	(4,969)

Total operating expenses	$27,764	$32,294	$41,719	$50,298

Gross profit (loss):
Bowen	468	510	211	741
Citrus groves	4,362	3,618	5,043	4,468
Sugarcane	130	(1,790)	(5)	(1,919)
Cattle	71	(709)	131	(1,018)
Real estate	(247)	(175)	(419)	784
Leasing	287	442	628	1,027
Vegetables	(1,230)	(1,032)	(1,598)	(932)

Gross profit from segments	3,841	864	3,991	3,151
Other	49	188	62	191

Gross Profit	$3,890	$1,052	$4,053	$3,342

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Depreciation, depletion and amortization:
Bowen	$79	$87	$161	$176
Citrus groves	509	528	1,021	1,063
Sugarcane	423	463	745	854
Cattle	328	418	659	840
Leasing	231	58	290	93
Vegetable	60	53	120	100

Total segment depreciation and amortization	1,630	1,607	2,996	3,126
Other depreciation, depletion and amortization	149	395	423	817

Total depreciation, depletion and amortization	$1,779	$2,002	$3,419	$3,943

	March 31,	September 30,
	2010	2009
Total assets:
Bowen	$4,159	$2,816
Citrus groves	45,414	45,491
Sugarcane	43,392	42,832
Cattle	14,885	13,595
Leasing	4,396	4,510
Vegetables	3,384	3,647

Segment assets	115,630	112,891
Other Corporate assets	76,261	87,344

Total assets	$191,891	$200,235

5. Treasury Stock
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

The following table provides information relating to purchases of the Company’s common shares by the Company on the open market pursuant to the aforementioned plans during the quarter ended March 31, 2010:

			Total shares
			purchased as part	Total dollar value
			of publicly	of shares
	Total number of	Average price paid	announced plans	purchased
Date	shares purchased	per share	or programs	(thousands)
January	2,308	$29.10	2,308	$67

Total	2,308	$29.10	2,308	$67

In accordance with the approved plan, the Company may purchase an additional 308,500 shares.
6. Fair Value Measurements
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

The following table represents the fair values of Alico’s financial assets and liabilities as of March 31, 2010:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
Description	Fair Value	(level 1)	(level 2)	(level 3)
Assets:
Available for sale investments	$4,256	$3,546	$710	$—
Other investments	4,554	250	1,305	2,999

	$8,810	$3,796	$2,015	$2,999

The following is a reconciliation of beginning and ending balances for securities using level 3 inputs as defined above for the quarter ended March 31, 2010:

	Available for sale	Other
	investments	investments	Total
Beginning balance	$1,108	$3,062	$4,170
Realized and unrealized gains (losses) included in earnings	55	186	241
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements	(1,163)	1	(1,162)
Transfers in or out of level 3	—	(250)	(250)

Ending balance	$—	$2,999	$2,999

Interest and
	investment income	Total
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets held at March 31, 2010	$—	$—

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
Liquidity and Capital Resources
Dollar amounts listed in thousands:

	March 31,	September 30,
	2010	2009
Cash & liquid investments	$14,159	$22,204
Total current assets	46,277	51,335
Current liabilities	11,635	12,644
Working capital	34,642	38,691
Total assets	191,891	200,235
Notes payable	$71,810	$78,928
Current ratio	3.98:1	4.06:1
Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds and through its credit commitments. Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $75.0 million. Of the $75.0 million credit commitment, $52.3 million was available for Alico’s general use at March 31, 2010 (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).
Cash flows from Operations
Cash flows provided by operations were $3.0 million and $8.6 million for the six months ended March 31, 2010 and 2009, respectively. A Settlement Agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admitted no wrongdoing and stipulated that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during its second quarter ending March 31, 2009.

In December 2008, Alico offered former and retired employees who were covered under a non-qualified defined benefit deferred compensation plan, an option to terminate future benefits under the plan in exchange for cash equal to the net present value of future vested benefits. Participants with future discounted vested benefits of $1.4 million elected to receive cash pursuant to the option and were paid in January 2009.
Cash flows from Investing
Cash outlays for land, equipment, buildings, and other improvements totaled $4.9 million and $4.0 million during the six months ended March 31, 2010 and 2009, respectively. The Company expended $2.3 million during the six months ended March 31, 2010 toward developing 4,500 acres of sugarcane plantings, which should be available for harvest during the Company’s 2011 fiscal year.
During the quarter ended December 31, 2008, Alico began liquidating its Agri subsidiary by selling marketable securities held by Agri which were subsequently utilized as pre-liquidation distributions enabling Alico to pay $50 million on its Revolving Line of Credit in January 2009.
In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a principal payment on a note receivable of $1.8 million related to a real estate sale. The purchaser subsequently defaulted on the note in April 2009. Alico-Agri has initiated foreclosure proceedings in order to reclaim the property. When the foreclosure becomes final, the net mortgage note receivable of $7.1 million (consisting of the note balance of $52.2 million less deferred revenue of $45.1 million), plus accrued interest through March 31, 2009 of $0.3 million, reduced by the associated commissions payable account of $2.6 million will be reclassified as basis in the property. This reclassification will have no impact on the future cash flows of the Company.
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
All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, at March 31, 2010 an additional 308,500 shares were available for acquisition. Alico purchased 2,308 and 16,000 shares in the open market at an average price of $29.10 and $28.50 during the three and six months ended March 31, 2010, respectively and 6,767 and 22,500 shares at an average price of $36.76 and $37.89 per share during the three and six months ended March 31, 2009, respectively.

Alico paid quarterly dividends of $0.275 per share on November 14, 2008, February 15, 2009, May 15, 2009, August 15, 2009 and November 15, 2009. The Board has temporarily suspended dividends until the operating results of the Company improve. The Board will continue to assess financial condition, compliance with debt covenants, and earnings of Alico in determining its dividend policy.
Results from Operations
Unaudited results for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Operating revenue	$31,654	$33,346	$45,772	$53,640
Gross profit	3,890	1,052	4,053	3,342
General & administrative expenses	1,565	2,811	2,805	5,812
Profit (loss) from operations	2,325	(1,759)	1,248	(2,470)
Profit on sale of real estate	—	—	—	1,546
Interest and investment income	337	44	279	977
Interest expense	(746)	(1,258)	(1,724)	(3,337)
Other income (expense)	(3)	7,007	169	7,018
Income tax (provision) benefit	(563)	(1,977)	8	(1,853)
Effective income tax rate	29.4%	49.0%	28.6%	49.6%
Net income (loss)	$1,350	$2,057	$(20)	$1,881
Improved operating results from Alico’s agricultural operations, discussed in detail in the pages following, caused gross profits to increase for the three and six months ended March 31, 2010 when compared with gross profits during the three and six months ended March 31, 2009.
Additionally, lower general and administrative expenses during the three and six months ended March 31, 2010 when compared with general and administrative expenses during the three and six months ended March 31, 2009, combined to cause increased profitability from operations for both the three and six month periods ended March 31, 2010 when compared with the corresponding periods of the prior fiscal year.
Alico expects the trend of lower general and administrative costs to continue as a result of its past and ongoing efforts to control and reduce such costs.
A Settlement Agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009.
Under the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during its second quarter ending March 31, 2009. This settlement was the primary reason net income (loss) during the quarter and six months ended March 31, 2010 was lower than net income during the quarter and six months ended March 31, 2009.

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
Alico’s real estate revenue during the three and six months ended March 31, 2009 primarily resulted from three contracts with the Ginn Companies for real estate in Lee County, Florida referred to as “East”, “West” and “Crockett”. In October 2008, Ginn elected not to exercise its option on the West property, and relinquished any claim it had on the Crockett property.
In connection with the restructure, Alico’s Alico-Agri subsidiary received a principal payment of $1.8 million on the East contract in November of 2008. Alico-Agri recognized a profit of $1.5 million as non-operating revenue under the installment method related to the receipt. Additionally, the Company recognized $1.2 million of operating revenue in October 2008 upon the expiration of the West contract option that had previously been deferred. In April 2009, the buyer defaulted on the East contract and mortgage. The Company has initiated foreclosure proceedings to reclaim the property.
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
During the quarter ended March 31, 2010, Alico was able to negotiate the sale of a previously impaired auction rate security resulting in a gain of $250 thousand which was recognized during the quarter. This gain was the primary cause for increased interest and investment income during the three months ended March 31, 2010 when compared with the three months ended March 31, 2009. As of March 31, 2010 Alico continued to hold auction rate securities with a carrying value of $710 thousand. These securities were sold subsequent to March 31, 2010 resulting in a net gain of $30 thousand which will be recognized during the quarter ending June 30, 2010.
As a result of the mortgage default and the liquidation of investments as discussed earlier, the Company’s earnings from interest and investing declined substantially during the six months ended March 31, 2010 when compared with the six months ended March 31, 2009.

Interest Expense
Interest expense was lower for the three and six months ended March 31, 2010 compared with the three and six months ended March 31, 2009, primarily due to decreased outstanding debt. During January 2009, Alico reduced its outstanding debt by $50 million.
Provision for Income taxes
Alico’s effective tax rate was 29.4% and 28.6% for the three and six months ended March 31, 2010, respectively and 49.0% and 49.7% for the three and six months ended March 31, 2009, respectively. The March 2010 rate differed from the expected combined Federal and State blended rate of 38% primarily due to an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable. The March 2009 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts, which was recognized as a loss for book purposes, but is not deductable for tax purposes.
Operating Revenue

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues
Agriculture:
Bowen Brothers Fruit	$11,467	$9,672	$16,979	$16,643
Citrus groves	16,276	14,923	21,048	20,822
Sugarcane	2,136	3,870	3,938	7,061
Cattle	295	2,128	493	2,369
Vegetables	750	1,639	1,880	3,292
Sod and native plants	90	161	148	294

Agriculture operations revenue	31,014	32,393	44,486	50,481
Real estate operations	—	123	—	1,372
Land leasing and rentals	590	732	1,187	1,546
Mining royalties	50	98	99	241

Total operating revenue	$31,654	$33,346	$45,772	$53,640

Operating revenues declined by 5% and 15% during the three and six months ended March 31, 2010, respectively, when compared with the three and six months ended March 31, 2009, primarily due to reduced revenues from agriculture activities.

Gross Profit

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$468	$510	$211	$741
Citrus groves	4,362	3,618	5,043	4,468
Sugarcane	130	(1,790)	(5)	(1,919)
Cattle	71	(709)	131	(1,018)
Vegetables	(1,230)	(1,032)	(1,598)	(932)
Sod and native plants	11	116	(15)	4

Gross profit from agricultural operations	3,812	713	3,767	1,344
Real estate activities	(247)	(175)	(419)	784
Land leasing and rentals	287	442	628	1,027
Mining royalties	38	72	77	187

Gross Profit	$3,890	$1,052	$4,053	$3,342

Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of production.
The increase in gross profit during the three and six months ended March 31, 2010 compared with the three and six months ended March 31, 2009 was primarily due to increased profit from agricultural operations.
Agricultural Operations
Agricultural operations generate a large portion of Alico’s revenues. Agricultural operations are subject to a wide variety of risks including market, weather and disease. As a producer of agricultural products, Alico’s ability to control the prices it receives from its products is limited, and prices for agricultural products can be volatile. Operating results are largely dictated by market conditions. Agriculture revenues decreased during the three and six months ended March 31, 2010 when compared with the three and six months ended March 31, 2009 due to reduced revenues from its sugarcane, cattle and vegetable operations.
Bowen
Bowen’s operations generated revenues of $11.5 million and $17.0 million for the three and six months ended March 31, 2010, respectively, and $9.7 million and $16.6 million for the three and six months ended March 31, 2009, respectively. Gross profits were $468 thousand and $211 thousand during the three and six months ended March 31, 2010, respectively, and $510 thousand and $741 thousand during the three and six months ended March 31, 2009, respectively. Bowen’s operations include the purchase and resale of citrus fruit. Current market conditions in the industry have caused margins to decline when compared to the prior year, resulting in lower profit margins for Bowen during the six months ended March 31, 2010 when compared with the six months ended March 31, 2009.

Citrus Groves
The Citrus Groves division recorded gross revenues of $16.3 million and $21.0 million and gross profits of $4.4 million and $5.0 million, for the three and six months ended March 31, 2010 and gross revenues of $14.9 million and $20.8 million and gross profits of $3.6 million and $4.5 million, for the three and six months ended March 31, 2009, respectively. The increase in revenue and gross profits for the quarter and six months ended March 31, 2010 compared with the comparable periods ended March 31, 2009 was due to an increase in citrus prices during the current year caused by a series of freezes which impacted Florida citrus production.
Sugarcane
Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. Sugarcane revenues were $2.1 million and $3.9 million during the three and six months ended March 31, 2010 and $3.9 million and $7.1 million during the three and six months ended March 31, 2009, respectively. Sugarcane generated a profit of $130 thousand and a loss of $5 thousand during the three and six months ended March 31, 2010 and losses of $1.8 million and $1.9 million during the three and six months ended March 31, 2009, respectively.
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
Cattle
Cattle revenues were $295 thousand and $493 thousand and profits from cattle operations were $71 thousand and $131 thousand for the three and six months ended March 31, 2010, respectively. Cattle revenues were $2.1 million and $2.4 million and losses from cattle operations were $709 thousand and $1.0 million for the three and six months ended March 31, 2009, respectively. The decline in revenue for the three and six months ended March 31, 2010 compared with March 31, 2009, is related to timing. Alico expects to sell the majority of its calves during the quarters ending June 30, 2010 and September 30, 2010. The Company has implemented cost cutting measures in its cattle operations and is currently striving to refocus itself as a low cost high quality cattle producer.

Vegetables
Revenues from the sale of vegetables were $750 thousand and $1.9 million for the three and six months ended March 31, 2010, respectively. Revenues from the sale of vegetables were $1.6 million and $3.3 million for the three and six months ended March 31, 2009, respectively. Gross losses from the vegetable division were $1.2 million and $1.6 million for the three and six months ended March 31, 2010, respectively. Gross losses from the vegetable division were $1.0 million and $932 thousand for the three and six month periods ended March 31, 2009, respectively.
During the first two weeks of January 2010, a cold air mass moved into the State of Florida causing temperatures to drop into the mid 20’s for several consecutive nights. These temperatures caused substantial damage to the Company’s vegetable crops, resulting in losses during the quarter ended March 31, 2010. Additionally, freezes in January 2009, likewise caused losses to the vegetable division during the quarter ended March 31, 2009.
Non Agricultural Operations
Land leasing and rentals
Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $590 thousand and $1.2 million for the three and six months ended March 31, 2010, respectively, generating gross profits of $287 thousand and $628 thousand, respectively. Revenues from land rentals for the three and six months ended March 31, 2009, respectively were $732 thousand and $1.5 million, generating gross profits of $442 thousand and $1.0 million, respectively. Several farming leases were not renewed during the current season. The Company is actively pursuing alternative tenants to fill these vacancies and plans to increase its leasing activities as opportunity allows.
Changes in officers and directors
Steven M. Smith resigned as President and Principal Executive Officer in February 2010. The Board elected Mr. JD Alexander as President and Chief Executive Officer of Alico to replace Mr. Smith. Mr. Alexander also serves as the President and Chief Executive Officer of Alico’s controlling shareholder, Atlantic Blue Group, Inc., a position which he intends to retain. He served as a director of Alico, Inc. in 2004 and 2005 and has served on the Alico Board since January 2008 to the present. He also serves as the Board’s Vice Chairman and the Chairman of its Executive Committee. Mr. Alexander has served as a Florida State Senator from 2002 to the present and previously served as a Florida State Representative from 1998 to 2002. Mr. Alexander previously served as Vice President of Alico’s citrus division from 1987 to 1997.
Director Evelyn D’An, resigned from the Board of Directors in February 2010. Mr. Ramon A. Rodriquez replaced Ms. D’An as Chairman of the Company’s Audit Committee and as the Committee’s Financial Expert as required by applicable SEC and Nasdaq Rules. Mr. Rodriquez currently also serves as Chairman of the Audit Committee of Republic Services, Inc., a solid waste company listed on the NYSE.

Off Balance Sheet Arrangements
Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $18.0 million at March 31, 2010 for delivery in fiscal years 2010 and 2011. All of these purchase obligations were covered by sales agreements at prices exceeding cost. In addition, Bowen had sales contracts totaling $0.1 million at March 31, 2010 for which purchases had not been contracted. Bowen’s management currently believes that all committed purchase quantities can be sold at a profit and all committed sales quantities can be purchased below the committed sales price.
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
ITEM 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. Reserved.

ITEM 5. Other Information.
At its annual stockholders meeting held on Friday, February 19, 2010, the Alico stockholders elected John R. Alexander, JD Alexander, Robert E. Lee Caswell, Charles Palmer, Ramon Rodriguez, John D. Rood, Robert J. Viguet, Jr. and Dr. Gordon Walker to serve on the Company’s Board of Directors. Additionally, the shareholders approved the Ratification of the Company’s Auditors. Voting results were as follows:

Numbers of share issued outstanding and entitled to vote:	7,375,747
Shares represented by proxy votes:	6,372,305
Representative share of proxy votes:	86.40%

Directors	For	Withhold
John R. Alexander	5,200,857	72,010
JD Alexander	4,663,901	608,966
Robert E. Lee Caswell	5,209,465	63,402
Ramon Rodriguez	5,230,680	42,187
Charles L. Palmer	5,016,956	255,911
John D. Rood	5,230,496	42,371
Robert J. Viguet, Jr.	5,206,032	66,835
Gordon Walker	5,231,014	41,853

	For	Against	Abstain	Non-votes
Ratification of the Company’s Auditors	6,346,464	18,462	7,379	—
ITEM 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALICO, INC.
(Registrant)
May 10, 2010
JD Alexander
President & Chief Executive Officer
(Signature)

May 10, 2010
Patrick W. Murphy
Chief Financial Officer
(Signature)

May 10, 2010
Jerald R. Koesters
Controller
(Signature)