Form 10-Q
period 2010-06-30
ALICO INC
filed 2010-08-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 7,379,229 shares of common stock, par value $1.00 per share, outstanding at August 2, 2010.

Index

Alico, Inc.

Form 10-Q

For the quarter ended June 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

ALICO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Operating revenue
Agricultural operations	$27,739	$30,424	$72,225	$80,905
Non-agricultural operations	701	757	1,987	2,544
Real estate operations	—	—	—	1,372

Total operating revenue	28,440	31,181	74,212	84,821

Operating expenses
Agricultural operations	22,778	26,873	63,497	76,010
Non-agricultural operations	304	334	885	907
Real estate operations	143	231	562	819

Total operating expenses	23,225	27,438	64,944	77,736

Gross profit	5,215	3,743	9,268	7,085
Corporate general and administrative	1,436	1,671	4,241	7,483

Profit (loss) from operations	3,779	2,072	5,027	(398)

Other income (expenses):
Profit on sales of bulk real estate, net	—	—	—	1,546
Interest and investment income (loss), net	901	(151)	1,180	826
Interest expense	(926)	(1,122)	(2,650)	(4,459)
Other	40	(33)	209	6,985

Total other (expense) income, net	15	(1,306)	(1,261)	4,898

Income before income taxes	3,794	766	3,766	4,500
Provision for income taxes	1,506	157	1,498	2,010

Net income	$2,288	$609	$2,268	$2,490

Weighted-average number of shares outstanding	7,380	7,388	7,382	7,391

Weighted-average number of shares outstanding assuming dilution	7,380	7,390	7,382	7,394

Per share amounts- net income
Basic	$0.31	$0.08	$0.31	$0.34
Diluted	$0.31	$0.08	$0.31	$0.34
Dividends	$—	$0.14	$—	$0.55

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ALICO, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	September 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$19,415	$18,794
Investments	3,433	3,410
Accounts receivable, net	4,322	1,929
Federal income tax receivable	—	5,994
Mortgages and notes receivable	72	72
Inventories	16,084	18,737
Deferred tax assets	1,495	1,431
Other current assets	919	968

Total current assets	45,740	51,335

Mortgages and notes receivable, net of current portion	7,161	7,221
Investment in magnolia fund	12,996	—
Investments, deposits and other	4,804	8,984
Deferred tax assets	7,335	7,356
Cash surrender value of life insurance	6,093	6,291
Property, buildings and equipment	180,153	178,736
Less: accumulated depreciation	(60,672)	(59,688)

Total assets	$203,610	$200,235

(continued)

ALICO, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

	June 30, 2010	September 30, 2009

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,421	$1,283
Current portion of notes payable	5,319	5,122
Accrued expenses	2,289	2,252
Dividend payable	—	1,014
Accrued ad valorem taxes	1,271	1,967
Other current liabilities	1,139	1,006

Total current liabilities	11,439	12,644

Notes payable, net of current portion	75,955	73,806
Deferred retirement benefits, net of current portion	3,347	3,229
Other liabilities	3,770	3,680

Total liabilities	94,511	93,359

Stockholders’ equity:
Common stock	7,377	7,377
Additional paid in capital	9,445	9,480
Treasury stock	(57)	(52)
Accumulated other comprehensive income	—	3
Retained earnings	92,334	90,068

Total stockholders’ equity	109,099	106,876

Total liabilities and stockholders’ equity	$203,610	$200,235

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended June 30,
	2010	2009

Net cash provided by operating activities	$12,795	$18,596

Cash flows from investing activities:
Purchases of property and equipment	(6,140)	(5,141)
Purchases of investments	(12,528)	(9,127)
Proceeds from sales of property and equipment	835	466
Proceeds from sales of investments	4,723	26,948
Note receivable collections	60	1,776

Net cash (used for) provided by investing activities	(13,050)	14,922

Cash flows from financing activities:
Principal payments on notes payable	(45,916)	(80,462)
Proceeds from notes payable	48,262	24,036
Proceeds from stock option exercises	—	16
Treasury stock purchases	(456)	(934)
Dividends paid	(1,014)	(5,079)

Net cash provided by (used for) financing activities	876	(62,423)

Net increase (decrease) in cash and cash equivalents	$621	$(28,905)

Cash and cash equivalents:
At beginning of period	$18,794	$54,370

At end of period	$19,415	$25,465

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$2,906	$4,818

Cash paid for income taxes	$—	$1,482

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$557	$552

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALICO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the fiscal year ended September 30, 2009. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at June 30, 2010 and September 30, 2009 and the consolidated results of operations and cash flows for the three and nine month periods ended June 30, 2010 and 2009.

The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Footnote presentation of dollar values are in thousands.

2. Inventories:

A summary of the Company’s inventories is shown below:

	June 30, 2010	September 30, 2009

Unharvested fruit crop on trees	$9,498	$13,538
Unharvested sugarcane	3,233	2,585
Beef cattle	3,193	1,363
Plants and vegetables	—	946
Sod	97	249
Other	63	56

Total inventories	$16,084	$18,737

3. Investment in Magnolia Fund

In May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which show property tax delinquencies. In the State of Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of the delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first lien position on the properties.

Summarized financial information for Magnolia TC2, LLC in which the Company has an investment accounted for by the equity method is as follows:

	Jun 30,	Jun 30,
Balance Sheet Information	2010	2009
Total assets	$68,882	$—

Total liabilities	$35,564	$—
Total members’ capital	33,318	—

	$68,882	$—

	Nine months ended
	Jun 30,	Jun 30,
Statement of Operations Information	2010	2009
Revenue	$3,161	$—
Expense	993	—

Income before tax	$2,168	—

Other Information	2010	2009
Equity in income of Magnolia TC2, LLC	$846	$—
Contributions to Magnolia TC2, LLC	12,150	—

Magnolia recognizes revenue when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5.0% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Magnolia has recognized the minimum 5.0% earnings on its tax certificate portfolio. Expenses of the fund include an acquisition fee of 1.0%, a monthly management fee and other administrative costs. Magnolia has recognized the acquisition fee in its entirety, but additional fees are more periodic in nature and will be recognized as incurred over the remaining life of the fund, which is expected to be approximately 30 months.

Alico is accounting for its investment in the fund under the equity method, whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. Due to the recognition of revenue and acquisition costs as discussed above, Alico recognized $846 thousand of interest and investment income related to its Magnolia investment during the quarter ended June 30, 2010.

Magnolia is a variable interest entity. Alico evaluated its investment in Magnolia in accordance with current GAAP guidance which looks to ownership percentage and entity control in establishing the correct accounting treatment of such an investment. Alico does not have the ability to make decisions concerning the Funds activities. Because Magnolia’s operating agreement does not require additional capital contributions from its members, Alico’s maximum exposure to loss by virtue of its investment in Magnolia is limited to its carrying value. Alico’s carrying value in Magnolia was $13.0 million at June 30, 2010. Alico is not the primary beneficiary of the Magnolia TC-2 fund.

4. Income taxes:

Alico’s effective tax rate was 39.8% and 44.7% for the nine months ended June 30, 2010 and 2009, respectively. The June 30, 2009 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts, which was recognized as a loss for book purposes, but is not deductable for tax purposes.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change.

At June 30, 2010, the Company had $1.2 million of potential tax exposure related to uncertain tax positions which was included as other non current liabilities in the accompanying balance sheets. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and includes estimated interest and penalties in its liability for uncertain tax positions.

The IRS is currently auditing Alico’s amended tax returns for the fiscal years ended August 31, 2007, 2006, and 2005 and the short period return filed for the transition month ended September 30, 2007. Alico has extended the statute of limitations on the originally filed 2005 and 2006 tax returns to June 30, 2011 pursuant to a request by the IRS. The IRS has proposed several adjustments to the returns as filed at the time of this report, relating to timing of deductions and the treatment of intercompany transactions between Alico and its Agri subsidiary. The Company is in discussions with the IRS concerning these proposed adjustments. As of the filing date of this report, the IRS has not issued a thirty day letter, nor quantified any additional proposed taxes, interest or penalties. The state income tax returns for the years under audit by the IRS have not been audited by the states and are subject to audit for the same tax periods open for federal tax purposes.

5. Indebtedness:

The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving line of credit	Term note	Mortgage note payable	All other	Total
June 30, 2010
Principal balance outstanding	33,502	42,980	4,750	42	81,274
Remaining available credit	41,498	—	—	—	41,498
Effective interest rate	2.38%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2012	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2009
Principal balance outstanding	27,340	45,828	5,700	60	78,928
Remaining available credit	47,660	—	—	—	47,660
Effective interest rate	2.63%	6.79%	6.68%	Various
Scheduled maturity date	Aug 2012	Sep 2018	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

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

The Term Note calls for equal payments of principal and interest of $1.7 million per quarter until maturity. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity. At June 30, 2010, Alico was in compliance with all of its covenants under the various loan agreements.

Scheduled maturities of the Company’s debt at June 30, 2010 were as follows:

Due within 1 year	$5,319
Due between 1 and 2 years	5,595
Due between 2 and 3 years	39,388
Due between 3 and 4 years	5,885
Due between 4 and 5 years	5,278
Due beyond five years	19,809

Total	$81,274

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Interest expense	$926	$1,122	$2,650	$4,459
Interest capitalized	17	11	68	38

Total interest cost	$943	$1,133	$2,718	$4,497

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $40 thousand and $318 thousand during the three months and nine months ended June 30, 2010 and by $34 thousand and $101 thousand during the three and nine months ended June 30, 2009, respectively, for patronage allocations.

6. Disclosures about reportable segments:

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

The following table summarizes the performance of the Company’s segments for the three and nine month periods ended June 30, 2010 and 2009, and the related assets and depreciation at and for the periods ended June 30, 2010 and September 30, 2009:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues (from external customers except as noted)
Bowen	$10,943	$10,818	$27,922	$27,461
Intersegment sales through Bowen	3,339	3,305	8,112	8,274
Citrus groves	15,066	14,876	36,114	35,698
Sugarcane	(17)	307	3,921	7,368
Cattle	116	2,838	609	5,207
Real estate	—	—	—	1,372
Leasing	627	703	1,814	2,249

Revenue from segments	30,074	32,847	78,492	87,629
Other operations	1,705	1,639	3,832	5,466
Less: intersegment revenues eliminated	(3,339)	(3,305)	(8,112)	(8,274)

Total operating revenue	$28,440	$31,181	$74,212	$84,821

Operating expenses
Bowen	10,770	9,960	27,538	25,862
Intersegment sales through Bowen	3,339	3,305	8,112	8,274
Citrus groves	10,048	10,851	26,053	27,205
Sugarcane	—	723	3,943	9,703
Cattle	72	2,705	434	6,092
Real estate	143	231	562	819
Leasing	288	311	847	830

Segment operating expenses	24,660	28,086	67,489	78,785
Other operations	1,904	2,657	5,567	7,225
Less: intersegment expenses eliminated	(3,339)	(3,305)	(8,112)	(8,274)

Total operating expenses	$23,225	$27,438	$64,944	$77,736

Gross profit (loss):
Bowen	173	858	384	1,599
Citrus groves	5,018	4,025	10,061	8,493
Sugarcane	(17)	(416)	(22)	(2,335)
Cattle	44	133	175	(885)
Real estate	(143)	(231)	(562)	553
Leasing	339	392	967	1,419

Gross profit from segments	5,414	4,761	11,003	8,844
Other	(199)	(1,018)	(1,735)	(1,759)

Gross Profit	$5,215	$3,743	$9,268	$7,085

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Depreciation, depletion and amortization:
Bowen	$77	$87	$238	$263
Citrus groves	502	535	1,523	1,598
Sugarcane	474	324	1,219	1,178
Cattle	326	411	985	1,251
Leasing	133	58	423	151

Total segment depreciation and amortization	1,512	1,415	4,388	4,441
Other depreciation, depletion and amortization	170	302	713	1,219

Total depreciation, depletion and amortization	$1,682	$1,717	$5,101	$5,660

	June 30, 2010	September 30, 2009
Total assets:
Bowen	$3,357	$2,816
Citrus groves	42,868	45,491
Sugarcane	44,768	42,832
Cattle	15,166	13,595
Leasing	6,588	4,510

Segment assets	112,747	109,244
Other Corporate assets	90,863	90,991

Total assets	$203,610	$200,235

7. Treasury Stock

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

The Company did not purchase any shares on the open market pursuant to the aforementioned plans during the quarter ended June 30, 2010. In accordance with the approved plan, the Company may purchase an additional 308,500 shares.

8. Fair Value Measurements

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

The estimated fair values of Alico’s financial assets and liabilities were as follows:

	June 30, 2010		September 30, 2009
Description	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Available for sale investments	$3,552	$3,552	$8,008	$8,008
Other investments	17,681	17,681	4,386	4,386

Total	$21,233	$21,233	$12,394	$12,394

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis:

	June 30, 2010				September 30, 2009
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale investments	3,552	3,552	—	—	8,008	3,527	3,373	1,108
Other investments	17,681	250	14,715	2,716	4,386	—	1,305	3,081

Total	21,233	3,802	14,715	2,716	12,394	3,527	4,678	4,189

The following is a reconciliation of beginning and ending balances for securities using level 3 inputs as defined above for the three and nine months ended June 30, 2010:

	Three months ended June 30, 2010			Nine months ended June 30, 2010
Description	Total	Available for sale investments	Other investments	Total	Available for sale investments	Other investments

Beginning balance	$2,999	$—	$2,999	$4,189	$1,108	$3,081
Realized and unrealized gains (losses) included in earnings	(92)	—	(92)	130	55	75
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements	—	—	—	(1,162)	(1,163)	1
Transfers in or out of level 3	(191)	—	(191)	(441)	—	(441)

Ending balance	$2,716	$—	$2,716	$2,716	$—	$2,716

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to assets held at June 30, 2010.

9. Subsequent events

In July 2010, a Lee County judge signed a Final Summary Judgment of Foreclosure pertaining to a $52.2 million mortgage held by Alico’s Alico-Agri subsidiary. The property consists of a 4,157 acre parcel located next to Florida Gulf Coast University in Lee County, Florida. The property has two approved Development Orders, one for a 336 unit residential community and the second for a 27-hole golf course. A portion of the property is an active aggregate mine. Under the terms of the foreclosure and the contract, Alico-Agri released 399 acres of property (outside of the areas associated with the two development orders) to Ginn-La Naples in recognition of prior principal payments.

Pursuant to the terms of the foreclosure, a date has been set for public online auction for August 18, 2010. Alico-Agri, by virtue of its mortgage, has the option to retain the property up to a bid of $52.2 million, allow for the sale of the property to a third party bidder, or place bids in excess of the mortgage amount. In the event that a bid exceeds the mortgage balance, the property will be awarded to the highest bidder. Alico-Agri additionally holds $1.7 million of tax certificates on the property, which must be redeemed in the event a third party acquires the property at auction.

If the property is retained by Alico-Agri, the net effect of the transaction would be to cancel the mortgage note, reduce accrued commissions payable, surrender the tax certificates and reclassify the net balance of $6.6 million as basis in the property. This reclassification entry, in and of itself, will have no impact on the future cash flows or earnings of the Company.

If the property is acquired by a third party bidder, the transaction will be treated as a sale. For book purposes the Company will recognize taxes to the extent of any gain or loss recognized from a sale of the property. For income tax purposes, the Company will utilize a deferred tax asset related to the property which the Company estimates will serve to offset any income tax for a sales price up to approximately $51 million, with any sale of the property below approximately $51 million generating a tax loss.

10. New Accounting Pronouncements

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (subsequently codified by ASU 2009-17, Consolidations — Topic 810)

This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 will be effective for Alico’s fiscal year beginning October 1, 2010. The adoption of ASU 2009-17 is not expected to have a material impact on Alico’s financial condition, results of operations, or liquidity.

ASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-06 was effective for Alico beginning January 1, 2010, except for certain disclosure requirements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a significant impact on Alico’s financial condition, results of operations, or liquidity.

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

Liquidity and Capital Resources

Dollar amounts listed in thousands:

	June 30, 2010	September 30, 2009
Cash & liquid investments	$22,848	$22,204
Total current assets	45,740	51,335
Current liabilities	11,439	12,644
Working capital	34,301	38,691
Total assets	203,610	200,235
Notes payable	$81,274	$78,928
Current ratio	4.00:1	4.06:1

Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds and through its credit availability. Alico has credit availability under a revolving line of credit that provides for revolving credit of up to $75.0 million. Of the $75.0 million credit commitment, $41.5 million was available for Alico’s general use at June 30, 2010 (see Note 5 to the Unaudited Condensed Consolidated Financial Statements).

Cash flows from Operations

Cash flows provided by operations were $12.8 million and $18.6 million for the nine months ended June 30, 2010 and 2009, respectively. A Settlement Agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admitted no wrongdoing and stipulated that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during its second quarter ended March 31, 2009.

During the quarter ended June 30, 2010, Alico received an income tax refund of $4.8 million resulting from a net operating loss carryback generated as a result of a prior IRS examination settlement.

Cash flows from Investing

Cash outlays for land, equipment, buildings, and other improvements totaled $6.1 million and $5.1 million during the nine months ended June 30, 2010 and 2009, respectively. The Company expended $3.4 million during the nine months ended June 30, 2010 toward developing 4,500 acres of sugarcane plantings, which should be available for harvest during the Company’s 2011 fiscal year.

During the quarter ended December 31, 2008, Alico began liquidating its Agri subsidiary by selling marketable securities held by Agri which were subsequently utilized as pre-liquidation distributions enabling Alico to pay $50 million on its Revolving Line of Credit in January 2009.

In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a principal payment on a note receivable of $1.8 million related to a real estate sale. The purchaser subsequently defaulted on the note in April 2009. In July 2010, a Lee County judge signed a Final Summary Judgment of Foreclosure pertaining to the mortgage. Under the terms of the foreclosure, a date has been set for public online auction for August 18, 2010. Alico-Agri, by virtue of its mortgage, has the option to retain the property up to a bid of $52.2 million, allow for the sale of the property to a third party bidder, or place bids in excess of the mortgage amount. In the event that a bid exceeds the mortgage balance, the property will be awarded to the highest bidder. Alico-Agri additionally holds $1.7 million of tax certificates on the property, which must be redeemed in the event of a winning third party bidder.

If the property is retained by Alico-Agri, the net effect of the transaction would be to cancel the mortgage note, reduce accrued commissions payable, surrender the tax certificates and reclassify the net balance of $6.6 million as basis in the property. This reclassification entry, in and of itself, will have no impact on the future cash flows or earnings of the Company.

If the property is acquired by a third party bidder, the transaction will be treated as a sale. For book purposes the Company will recognize taxes to the extent of any gain or loss recognized from a sale of the property. For income tax purposes, the Company will utilize a deferred tax asset related to the property which the Company estimates will serve to offset any income tax for a sales price up to approximately $51 million, with any sale of the property below approximately $51 million generating a tax loss.

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

In May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which show property tax delinquencies.

Cash flows from Financing

Alico’s Board of Directors has authorized the repurchase of up to 350,000 shares of Alico’s common stock through November 1, 2013, for the purpose of funding restricted stock grants under its Incentive Equity Plans in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders.

All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, at June 30, 2010 an additional 308,500 shares were available for acquisition.

Alico did not purchase any shares during the quarter ended June 30, 2010, but purchased 16,000 shares in the open market at an average price of $28.50 during the nine months ended June 30, 2010. During the quarter and nine months ended June 30, 2009, the Company purchased 3,000 and 25,500 shares, at an average price of $27.21 and $36.63 per share, respectively.

Alico paid quarterly dividends of $0.275 per share on November 14, 2008, February 15, 2009, May 15, 2009, August 15, 2009 and November 15, 2009. The Board has temporarily suspended dividends until the operating results of the Company improve. The Board will continue to assess financial condition, compliance with debt covenants, and earnings of Alico in determining its dividend policy.

Results from Operations

Unaudited results for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Operating revenue	$28,440	$31,181	$74,212	$84,821
Gross profit	5,215	3,743	9,268	7,085
General & administrative expenses	1,436	1,671	4,241	7,483
Profit (loss) from operations	3,779	2,072	5,027	(398)
Profit on sale of real estate	—	—	—	1,546
Interest and investment income (loss), net	901	(151)	1,180	826
Interest expense	(926)	(1,122)	(2,650)	(4,459)
Other income (expense)	40	(33)	209	6,985
Income tax provision	(1,506)	(157)	(1,498)	(2,010)
Effective income tax rate	39.7%	20.5%	39.8%	44.7%
Net income	$2,288	$609	$2,268	$2,490

Improved operating results from Alico’s agricultural operations, discussed in detail in the pages following, caused gross profits to increase for the three and nine months ended June 30, 2010 when compared with gross profits during the three and nine months ended June 30, 2009. Additionally, lower general and administrative expenses during the three and nine months ended June 30, 2010 compared with the three and nine months ended June 30, 2009, further increased profitability from operations for both the three and nine month periods ended June 30, 2010 when compared with the corresponding periods of the prior fiscal year. Alico expects the trend of lower general and administrative costs to continue as a result of its past and ongoing efforts to control and reduce such costs. The combination of improved gross profits and lower general administrative expenses caused profit from operations for the three and nine months ended June 30, 2010 to exceed profit from operations of the corresponding prior periods by $1.7 million and $5.4 million, respectively

A Settlement Agreement with a vendor resulted in a $7.0 million payment to Alico on March 20, 2009. Under the agreement, the vendor admitted no wrongdoing and stipulated that Alico could not divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during its second quarter ending March 31, 2009. This settlement was the primary reason net income during the nine months ended June 30, 2010 was lower than net income during the corresponding period of the prior year despite the improvement in operating profit.

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

Real estate sales are recorded under the accrual method of accounting. Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale represents a continuing interest in the property of at least 20%, or for property to be developed after two years represents a continuing interest in the property of at least 25% of the contract sales price according to the installment sales method.

Alico’s real estate revenue during the nine months ended June 30, 2009 primarily resulted from three contracts with the Ginn Companies for real estate in Lee County, Florida referred to as “East”, “West” and “Crockett”. In October 2008, Ginn elected not to exercise its option on the West property, and relinquished any claim it had on the Crockett property.

Alico’s Alico-Agri subsidiary received a principal payment of $1.8 million on the East contract in November of 2008. Alico-Agri recognized a profit of $1.5 million as non-operating revenue under the installment method related to the receipt. Additionally, the Company recognized $1.2 million of operating revenue in October 2008 upon the expiration of the West contract option that had previously been deferred. In April 2009, the buyer defaulted on the East contract and mortgage. The Company initiated foreclosure proceedings to reclaim the property. In July 2010, a Lee County judge signed a Final Summary Judgment of Foreclosure pertaining to the mortgage, discussed more fully in Note 9 of the Unaudited Condensed Consolidated Financial Statements.

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

Interest and Investment Income

Interest and investment income is generated principally from the Company’s investment in Magnolia, mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.

As discussed in Note 3 of the Unaudited Condensed Consolidated Financial Statements, In May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which show property tax delinquencies.

Alico recognized $846 thousand of interest and investment income related to its investment in Magnolia during the quarter ended June 30, 2010. The earnings from the Magnolia investment generated increased interest and investment income during the three and nine months ended June 30, 2010 when compared with the three and nine months ended June 30, 2009.

Interest Expense

Interest expense was lower for the three and nine months ended June 30, 2010 compared with the three and nine months ended June 30, 2009, primarily due to decreased average outstanding debt and more favorable interest spreads as a result of lower debt ratios. During January 2009, Alico reduced its outstanding debt by $50 million.

Provision for Income Taxes

Alico’s effective tax rate was 39.7% and 39.8% for the three and nine months ended June 30, 2010, respectively and 20.5% and 44.7% for the three and nine months ended June 30, 2009, respectively. The June 2009 rate differed from the expected combined Federal and State blended rate of 38% due to a decline in the cash surrender value of life insurance contracts, which was recognized as a loss for book purposes, but is not deductable for tax purposes.

Operating Revenue

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues
Agriculture:
Bowen Brothers Fruit	$10,943	$10,818	$27,922	$27,461
Citrus groves	15,066	14,876	36,114	35,698
Sugarcane	(17)	307	3,921	7,368
Cattle	116	2,838	609	5,207
Vegetables	1,555	1,378	3,435	4,670
Sod and native plants	76	207	224	501

Agriculture operations revenue	27,739	30,424	72,225	80,905
Real estate operations	—	—	—	1,372
Land leasing and rentals	627	703	1,814	2,249
Mining royalties	74	54	173	295

Total operating revenue	$28,440	$31,181	$74,212	$84,821

Operating revenues declined by 8.8% and 12.5% during the three and nine months ended June 30, 2010, respectively, when compared with the three and nine months ended June 30, 2009, primarily due to reduced revenues from agriculture activities, most notably sugarcane and cattle.

Gross Profit

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$173	$858	$384	$1,599
Citrus groves	5,018	4,025	10,061	8,493
Sugarcane	(17)	(416)	(22)	(2,335)
Cattle	44	133	175	(885)
Vegetables	(273)	(1,039)	(1,871)	(1,971)
Sod and native plants	16	(10)	1	(6)

Gross profit from agricultural operations	4,961	3,551	8,728	4,895
Real estate activities	(143)	(231)	(562)	553
Land leasing and rentals	339	392	967	1,419
Mining royalties	58	31	135	218

Gross Profit	$5,215	$3,743	$9,268	$7,085

Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of production.

The increase in gross profit during the three and nine months ended June 30, 2010 compared with the three and nine months ended June 30, 2009 was primarily due to increased profit from agricultural operations.

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

Bowen

Bowen’s operations generated revenues of $10.9 million and $27.9 million for the three and nine months ended June 30, 2010, respectively, and $10.8 million and $27.5 million for the three and nine months ended June 30, 2009, respectively. Gross profits were $173 thousand and $384 thousand during the three and nine months ended June 30, 2010, respectively, and $858 thousand and $1.6 million during the three and nine months ended June 30, 2009, respectively. Bowen’s operations include the purchase and resale of citrus fruit. Rising citrus prices for purchased product during the current fruit season caused margins to tighten when compared to the prior year, resulting in reduced profitability for Bowen during the three and nine months ended June 30, 2010 when compared with the three and nine months ended June 30, 2009.

Citrus Groves

The Citrus Groves division recorded gross revenues of $15.1 million and $36.1 million and gross profits of $5.0 million and $10.1 million, for the three and nine months ended June 30, 2010 and gross revenues of $14.9 million and $35.7 million and gross profits of $4.0 million and $8.5 million, for the three and nine months ended June 30, 2009, respectively. The increase in revenue and gross profits for the quarter and nine months ended June 30, 2010 compared with the comparable periods ended June 30, 2009 was due to an increase in citrus prices during the current year caused by a series of freezes which impacted Florida citrus production.

Sugarcane

Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. Alico’s sugarcane harvest was completed during the second fiscal quarter ended March 31, 2010. Sugarcane revenues were ($17 thousand) and $3.9 million during the three and nine months ended June 30, 2010 and $307 thousand and $7.4 million during the three and nine months ended June 30, 2009, respectively. Sugarcane generated losses of $17 thousand and $22 thousand during the three and nine months ended June 30, 2010 and losses of $416 thousand and $2.3 million during the three and nine months ended June 30, 2009, respectively.

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

The Company has undertaken a program to replant its sugarcane fields in order to achieve prior production levels. However, due to the growing cycle of sugarcane crops, the results from these efforts will not be realized until fiscal year 2011. Accordingly, the Company’s sugarcane tonnage for the fiscal year ending September 30, 2010 was only 48% of its fiscal 2009 production and 31% of fiscal 2008 production, causing corresponding declines in both revenue and gross profit.

Cattle

Cattle revenues were $116 thousand and $609 thousand and profits from cattle operations were $44 thousand and $175 thousand for the three and nine months ended June 30, 2010, respectively. Cattle revenues were $2.8 million and $5.2 million and profits (losses) from cattle operations were $133 thousand and ($885 thousand) for the three and nine months ended June 30, 2009, respectively. The decline in revenue for the three and nine months ended June 30, 2010 compared with June 30, 2009, is due to the timing of Alico’s calf sales. Alico expects to sell the majority of its current calf production during the quarter ending September 30, 2010. The Company sold the majority of its calves before June 30, 2009 during the prior fiscal year. The Company has implemented cost cutting measures in its cattle operations and is currently striving to refocus itself as a low cost high quality cattle producer.

Vegetables

Freezing temperatures during January 2010 and January 2009 caused substantial damage to the Company’s vegetable crops during the past two years. Due to these recurring losses, the Company ceased its vegetable operations during the quarter ended June 30, 2010. The acreage and equipment previously utilized by the vegetable operations will be redeployed as most advantageous between the Company’s other operating divisions. Due to this redeployment of assets, the cessation of vegetable farming activities does not qualify as discontinued operations. The redeployment is expected to positively impact operating cash flows.

Revenues from the sale of vegetables were $1.6 million and $3.4 million for the three and nine months ended June 30, 2010, respectively. Revenues from the sale of vegetables were $1.4 million and $4.7 million for the three and nine months ended June 30, 2009, respectively. Gross losses from the vegetable division were $0.3 million and $1.9 million for the three and nine months ended June 30, 2010, respectively. Gross losses from the vegetable division were $1.0 million and $2.0 million for the three and nine month periods ended June 30, 2009, respectively.

Non Agricultural Operations

Land leasing and rentals

Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $0.6 million and $1.8 million for the three and nine months ended June 30, 2010, respectively, generating gross profits of $339 thousand and $967 thousand, respectively. Revenues from land rentals for the three and nine months ended June 30, 2009, respectively were $0.7 million and $2.2 million, generating gross profits of $392 thousand and $1.4 million, respectively. Several farming leases were not renewed during the current season. The Company is actively pursuing alternative tenants to fill these vacancies and plans to increase its leasing activities as opportunity allows.

Changes in officers and directors

Ken Smith, PhD, was named as the Company’s Chief Operating Officer in June 2010. Dr. Smith had previously served as the Chief Operating Officer of Alico’s controlling shareholder, Atlantic Blue Group, Inc. and has worked as a private consultant for various cattle operations, including Alico. Dr. Smith has also previously served in various management positions with Purina Mills, Inc. He holds BS and MS degrees in Animal Science from West Texas State University and a PhD from Texas Tech University.

The Board elected Mr. JD Alexander as President and Chief Executive Officer of Alico in February 2010. Mr. Alexander also serves as the President and Chief Executive Officer of Alico’s controlling shareholder, Atlantic Blue Group, Inc., a position which he intends to retain. He served as a director of Alico, Inc. in 2004 and 2005 and from January 2008 to the present. He also serves as the Board’s Vice Chairman and the Chairman of its Executive Committee. Mr. Alexander has served as a Florida State Senator from 2002 to the present and previously served as a Florida State Representative from 1998 to 2002. Mr. Alexander previously served as Vice President of Alico’s citrus division from 1987 to 1997. The Company’s previous President and Principal Executive Officer, Steven M. Smith, resigned in February 2010.

Director Evelyn D’An, resigned from the Board of Directors in February 2010. Mr. Ramon A. Rodriquez replaced Ms. D’An as Chairman of the Company’s Audit Committee and as the Committee’s Financial Expert as required by applicable SEC and Nasdaq Rules. Mr. Rodriquez currently also serves as Chairman of the Audit Committee of Republic Services, Inc., a solid waste company listed on the NYSE.

Further details concerning the above transactions are detailed in filings on Form 8-k dated February 22, 2010, February 24, 2010 and June 30, 2010.

Off Balance Sheet Arrangements

Alico through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $21.5 million at June 30, 2010 for delivery in fiscal years 2011 and 2012. All of these purchase obligations except for $0.6 million were covered by sales agreements at prices exceeding cost. Bowen’s management currently believes that all committed purchase quantities can be sold at a profit and all committed sales quantities can be purchased below the committed sales price.

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

The Company’s management, including the Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (“Atlanticblue”), a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

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

ALICO, INC.

August 9, 2010	By:	/S/ JD ALEXANDER
JD Alexander
President & Chief Executive Officer

August 9, 2010	By:	/S/ PATRICK W. MURPHY
Patrick W. Murphy
Chief Financial Officer

August 9, 2010	By:	/S/ JERALD R. KOESTERS
Jerald R. Koesters
Controller