Form 10-K
period 2010-09-30
ALICO INC
filed 2010-12-14
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-261

ALICO, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification number)

P.O. Box 338, La Belle, Florida	33975
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code (863) 675-2966

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class:	Name of each exchange on which registered:
COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative	NASDAQ

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of March 31, 2010 (the last business day of Alico’s most recently completed second fiscal quarter) was $89,814,502. There were 7,370,810 shares of stock outstanding at December 13, 2010.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant to be dated on or before January 14, 2011 are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the year ended September 30, 2010

PART I

Item 1.	Business.

Alico, Inc. (the “Company”), which was formed February 29, 1960 as a spin-off of the Atlantic Coast Line Railroad Company, is a land management company operating in Central and Southwest Florida. Alico’s primary asset is 139,607 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. (See Item 2 for location and acreage by current primary use). Alico is involved in a variety of agribusiness pursuits in addition to land leasing and rentals, rock and sand mining and real estate sales activities.

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

Subsidiary Operations

Alico has four wholly owned subsidiaries: Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC (“Plant World”), Bowen Brothers Fruit LLC (“Bowen”), and Alico Land Development, Inc. (“ALDI”), formerly known as Saddlebag Lake Resort, Inc. The Company’s Agri-Insurance Co., Ltd (“Agri”) subsidiary was liquidated in September 2010. Agri’s 99% partnership interest in Alico-Agri was transferred to ALDI as part of the liquidation.

Alico-Agri

Alico-Agri, Ltd. was formed during fiscal year 2003 to manage the Company’s real estate holdings in Lee County, Florida. The properties in Lee County, Florida surrounding Florida Gulf Coast University, and the related contracts along with cash of $1.2 million were transferred to Alico-Agri for partnership interests. Alico, Inc. holds a 1% partnership interest and acts as the managing partner, with the remaining 99% partnership interest owned by ALDI.

Plant World

In September 2004, Alico, through Alico-Agri, purchased the assets of La Belle Plant World, Inc., a wholesale grower and shipper of vegetable transplants to commercial farmers and commenced operations as Alico Plant World, LLC. Due to ongoing losses sustained by Plant World, Alico discontinued the transplant operations in June 2008 and is currently leasing Plant World’s facilities to an outside nursery operation.

Bowen

Bowen provides harvesting, hauling and marketing services to Alico and other outside citrus growers in the state of Florida.

ALDI

ALDI has been active in the subdivision, development and sale of real estate since its inception in 1971. ALDI has developed and sold two subdivisions near Frostproof, Florida. Through its ALDI subsidiary, Alico has recently taken actions to enhance the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. During the fiscal years ended September 30, 2010, 2009 and 2008, the Company spent $1.3 million, $1.2 million and $2.8 million toward these efforts.

The financial results of the operations of these subsidiaries are consolidated with those of Alico. Intercompany activities and balances are eliminated in consolidation. (See Note 1 to the Consolidated Financial Statements.)

Segments

Alico engages in a variety of agricultural pursuits as well as other land management activities. For information concerning the revenues, gross profits and assets attributable to each business segment, also refer to Note 10 of the Consolidated Financial Statements.

Revenues by Segment for the fiscal years ended September 30 (dollars in thousands)

	2010		2009		2008
	Total	%	Total	%	Total	%
Bowen	28,896	36%	27,998	31%	45,499	39%
Citrus groves	36,469	46%	36,030	40%	41,167	36%
Sugarcane	4,097	5%	7,624	9%	9,671	8%
Cattle	4,035	5%	8,201	9%	6,793	6%
Leasing	2,357	3%	2,691	3%	2,276	2%
Real estate	—	0%	1,372	2%	3,870	3%
All other	3,938	5%	5,612	6%	7,106	6%

Total	79,792	100%	89,528	100%	116,382	100%

Agricultural Operations

Bowen Brothers

Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other growers in the state of Florida. Bowen’s operations also include the purchase and resale of citrus fruit. Bowen Brothers was purchased in February 2006 to provide Alico with additional citrus marketing expertise and the ability to harvest its own citrus crop. During fiscal years ended September 30, 2010, 2009, and 2008, Bowen’s revenue was 36%, 31% and 39% of the Company’s total operating revenue, respectively.

Citrus Groves

Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the state of Florida. Approximately 9,764 acres of citrus were grown and harvested during the 2009-10 season. During the fiscal year ended September 30, 2010, Alico sold approximately 38% of its citrus crop to Southern Gardens, a wholly owned subsidiary of U.S. Sugar Corporation (USSC). The balance of the sales concentration is attributable to citrus contracts with Florida Orange Marketers, Inc. which represented approximately 28% of Alico’s citrus sales and Cutrale, which represented approximately 27% of Alico’s 2009-10 citrus sales. While Alico believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts. During fiscal years ended September 30, 2010, 2009, and 2008, revenue from citrus grove operations was 46%, 40% and 36% of the Company’s total operating revenue, respectively.

Sugarcane

Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. The crop is harvested by a co-op, proportionately owned by sugarcane growers, including Alico. Alico had 3,463 acres, 8,307 acres, and 9,110 acres of sugarcane in production during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Since the inception of its sugarcane program in 1988, Alico has sold 100% of its product through a pooling agreement with USSC, a local Florida sugar mill. Under the terms of the pooling agreement, Alico’s sugarcane is processed and sold along with sugarcane from other growers. The proceeds, less costs and a profit margin, are distributed on a pro rata basis as the finished product is sold. Due to the location of the Company’s sugarcane fields relative to location of alternative processing plants, the loss of USSC as a customer would have a negative material impact on the Company’s sugarcane operations. During fiscal years ended September 30, 2010, 2009 and 2008, revenue from sugarcane operations was 5%, 9% and 8% of the Company’s total operating revenue, respectively.

Cattle

Alico’s cattle operation, located in Hendry and Collier Counties, Florida, is engaged primarily in the production of beef cattle, feeding cattle at western feedlots and the raising of replacement heifers. The breeding herd consists of approximately 8,995 cows, bulls and replacement heifers. Approximately 57% of the herd is from one to five years old, while the remaining 43% is at least six years old. Alico primarily sells to packing and processing plants in the United States. Alico also sells cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for Alico’s cattle. In the opinion of Management, the loss of any one or a few of these processing plants and/or buyers would not have a material adverse effect on Alico’s cattle operation. During fiscal years ended September 30, 2010, 2009, and 2008, revenue from cattle sales was 5%, 9% and 6% of the Company’s total operating revenue, respectively.

Other Agricultural Operations

Alico is also engaged in the sale of native sod, and native plants and trees for landscaping purposes. The sale of these products are not significant to the overall revenue or profitability of the Company, accounting for less than 1% of the Company’s total operating revenue during the reporting periods presented.

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

Non Agricultural Operations

Land Rentals for Grazing, Agricultural, Oil Exploration and Other Uses

Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Alico will continue to develop additional land to lease for farming as strategically advantageous and according to demand. There were no significant changes in the method of rental for these properties during the past fiscal year. During fiscal years ended September 30, 2010, 2009, and 2008, revenue from leasing activities was 3%, 3% and 2% of the Company’s total operating revenue, respectively.

Mining Operations: Rock and Sand

In May 2006, Alico acquired a 526 acre mine site for rock and fill in Glades County, Florida. Rock and sand reserves are depleted and charged to cost of goods sold proportionately as the property is mined. Additionally, ALDI is currently seeking permits for two mines, a sand mine in Hendry county and a rock mine in Collier County. Operating revenue and profits from mining operations have not been significant to the Company during the past three fiscal years but may increase as additional properties are permitted and become operational in the future.

Competition

As indicated, Alico is engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. For instance, citrus is grown in foreign countries and several states, the most notable of which are: Brazil, Florida, California, and Texas. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Sugarcane products compete with products from sugar beets in the United States as well as imported sugar and sugar products from foreign countries. Forest and rock products are produced in most parts of the United States. Leasing of land is also widespread.

Alico’s share of each of the United States markets for citrus, sugarcane, cattle, mining and forest products is less than 3%.

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

Employees

At September 30, 2010, Alico and its subsidiaries had a total of 134 full-time employees classified as follows: Bowen 11; Citrus 75; Sugarcane 13; Ranch 4; Real Estate 3; Leasing 1; Facilities Maintenance Support 11; and General and Administrative 16. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

Seasonal Nature of Business

Revenues from Alico’s agri-business operations are seasonal in nature. The harvest and sale of citrus fruit generally occurs in all quarters, but is more concentrated during the first, second and third fiscal quarters. Sugarcane is generally harvested during the first and second fiscal quarters. The bulk of the Company’s cattle sales occur in the third and fourth fiscal quarters. Other segments of Alico’s business such as its mining and leasing operations tend to be recurring rather than seasonal in nature.

Capital resources and raw materials

Management believes that Alico will be able to meet its working capital requirements for the foreseeable future through internally generated funds and its existing credit line. Alico has credit commitments that provide for revolving credit that is available for Alico’s general use. Raw materials needed to propagate the various crops grown by Alico which consist primarily of fertilizer, herbicides, fuel and water are readily available from local sources.

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

Atlantic Blue Group, Inc. (“Atlanticblue”) (formerly Atlantic Blue Trust, Inc.) is the owner of approximately 51% of Alico’s common stock. Accordingly, Alico’s common stock is thinly traded and its market price may fluctuate significantly more than stocks with a larger public float. Additionally by virtue of its ownership percentage, Atlanticblue is able to elect all the directors, appoint all of the officers and management, and consequently, is deemed to control Alico. While Atlanticblue has issued a governance letter dated December 3, 2009 reaffirming its commitment to maintaining a majority of independent directors on Alico’s Board of Directors, this commitment may be terminated at any time upon 30 days prior written notice. Alico’s Board of Directors and its Committees, establish governance procedures and guidelines designed to attract and retain quality directors. Due to the resignations of two directors, directors independent of Atlanticblue (non-affiliated directors) did not constitute a majority throughout most of the fiscal year ended September 30, 2010. In October 2010, a fifth non-affiliated director was appointed reestablishing a majority of non-affiliated independent directors. Alico does not have cumulative voting. Accordingly, stockholders of Alico other than Atlanticblue have no effective control over who the management and directors of Alico are or will be.

Alico manages its properties in an attempt to capture its highest and best use and customarily does not sell property until it determines that the property is surplus to its agricultural activities by reason of its potential for industrial, commercial or residential use. Alico has little control over when this occurs as real estate sales are primarily market driven.

Alico’s goal for its land management program is to manage and selectively improve its lands for their most profitable use. To this end, Alico continually evaluates its properties focusing on location, soil capabilities, subsurface composition, topography, transportation, availability of markets for its crops and the climatic characteristics of each of the tracts. While Alico is primarily engaged in agricultural activities, when land is determined to be better suited to industrial, commercial or residential use, Alico has classified the property as surplus to its agricultural activities and has placed the property for sale. Alico’s land management strategy is thus a long term strategy to acquire, hold and manage land for its best use, selling surplus land at opportune times and in a manner that would maximize Alico’s profits from such surplus tracts. The timing for when agricultural lands become best suited for industrial, commercial or residential use depends upon a number of factors which are beyond the control of Alico such as:

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

Alico is not able to predict when its properties will become best suited for non-agricultural use and has limited ability to influence this process. Additionally, changes from time to time in any or a combination of these factors could result in delays in sales opportunities. Alico’s ability to sell tracts which are determined to be surplus or its ability to realize optimum pricing from such sales is thus highly speculative.

Alico is subject to environmental liability by virtue of owning significant holdings of real estate assets.

Alico faces a potential for environmental liability by virtue of its ownership of real property. If hazardous substances (including herbicides and pesticides used by Alico or by any persons leasing Alico’s lands) are discovered on or emanating from any of Alico’s lands and the release of such substances presents a threat of harm to the public health or the environment, Alico may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Alico’s management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. Furthermore, Alico requires lessees of its properties to comply with environmental regulations as a condition of leasing. Alico also purchases insurance when it is available for environmental liability; however, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available to Alico at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land or be significant enough that it would have a materially adverse effect on Alico.

Alico has a large customer that accounts for 23% of revenues.

For the fiscal year ended September 30, 2010, Alico’s largest customer accounted for approximately 23% of operating revenue. Alico’s largest customer is U.S. Sugar Corporation (USSC), for whom Alico grows sugarcane. Additionally, Alico sells citrus to Southern Gardens, a wholly owned subsidiary of USSC. These marketing arrangements involve marketing pools which allow the contracting party to market Alico’s product in conjunction with the product of other entities in the pool and pay Alico a proportionate share of the resulting revenue from the sale of the entire pooled product. While Alico believes that it can replace these arrangements with other marketing alternatives, it may not be able to do so quickly and the results may not be as favorable as the current contracts.

Alico has drawn significant scrutiny from the Internal Revenue Service

Alico has been subject to examinations by the Internal Revenue Service (IRS) for 18 of its last 20 income tax returns. The Company utilizes a large national accounting firm to prepare its tax returns and reviews the positions taken on such returns quarterly with its accountants and legal counsel; however, the IRS has taken several positions contrary to the Company. During the fiscal years ended September 30, 2008 and August 31, 2007, the Company paid a combined total of $75.7 million in additional federal and state taxes, penalties and interest resulting from to a settlement agreement with the IRS for the tax years 2000 – 2004. While the Company will be able to utilize a portion of the taxes paid to offset taxes on future property sales, the IRS is currently examining the Company’s tax returns for the 2005 – 2007 tax years. The Company believes that it has taken the proper positions on the tax returns currently under examination; however, the IRS issued thirty day letters dated September 9, 2010 and October 28, 2010, demanding payment of $22.5 million for taxes and penalties related to positions that the IRS contends were inappropriately taken. These reports propose changes to the Company’s tax liabilities for each of these tax years and require the Company either to agree with the changes and remit the specified taxes and penalties, or to submit a rebuttal. While the IRS notices did not specify interest related to the additional taxes, the Company has estimated potential Federal interest at approximately $4.9 million. If the IRS were to prevail on all of its positions, it would also result in additional State taxes of $2.5 million and interest of $844 thousand. Alico is appealing the issues contained in these letters and believes that the positions taken by Alico and its subsidiaries were correct; however, an adverse outcome could cause a breach of the Company’s loan agreements and have a significant material adverse effect on Alico’s operations, financial condition and liquidity. For further information regarding the ongoing IRS examinations, please refer to Note 8 of the Consolidated Financial Statements.

Significant employee turnover could cause unwanted volatility

The Company has experienced significant turnover in Board and Management positions during the past several years. The Company seeks to mitigate the impacts of turnover by establishing minimum requirements for each position and through its interview processes. While the Company believes that it has retained experienced and qualified replacements, interruptions in the development and execution of the Company’s business plans, lack of familiarity with the design and execution of surrounding internal control systems, and the familiarity with the Company’s operations might cause the Company to experience problems in these areas which could result in adverse effects for Alico. Furthermore, the Company’s accounting department is small. The loss of any two key employees in close time proximity to each other could result in a possible compromise of the internal control systems or the ability to accurately report financial results in accordance with Generally Accepted Accounting Principles (GAAP). Furthermore, Alico’s rural location adds an additional challenge for recruiting and retaining qualified personnel. The Company attempts to hire qualified personnel, provide competitive compensation and benefit programs and a pleasant working environment to offset this risk.

Agricultural Risks — General

Agricultural operations generate a large portion of Alico’s revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product liability.

Agricultural products are subject to supply and demand pricing which is not predictable.

Because Alico’s agricultural products are commodities, Alico is not able to predict with certainty what price it will receive for its products; however, its costs are relatively fixed and the growth cycle of such products in many instances dictates when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may cause higher prices. Shortages often result from adverse growing conditions which can reduce the available product of growers in affected growing areas while not affecting others in non-affected growing areas. Alico attempts to mitigate these risks by forward pricing mechanisms and contracts. Alico cannot accurately predict or control from year to year what its profits or losses from agricultural operations will be.

Alico’s agricultural assets are concentrated and the effects of adverse weather conditions such as hurricanes can be magnified.

Alico’s agricultural operations are concentrated in south Florida counties with more than 80% of its agricultural lands located in a contiguous parcel in Hendry County. All of these areas are subject to occasional periods of drought, excess rain, flooding, and freeze. Crops require water in different quantities at different times during the growth cycle. Accordingly, too much or too little water at any given point can adversely impact production. While Alico attempts to mitigate controllable weather risks through water management and crop selection, its ability to do so is limited. Alico’s operations in southern and central Florida are also subject to the risk of hurricanes. Hurricanes have the potential to destroy crops, affect cattle breeding and impact citrus production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of wind blown disease. Alico was impacted by hurricanes during fiscal years 2006, 2005 and 2004 and sustained losses relating to the storms during all three of those fiscal years. Alico seeks to minimize hurricane risk by the purchase of insurance contracts, but a portion of Alico’s crops remain uninsured. Because Alico’s agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in Alico’s results of operations.

Alico’s agricultural earnings comprise a major portion of its revenues and are subject to wide volatility which could result in breaches of loan covenants.

Borrowing capacity represents a major source of Alico’s working capital. Alico currently has a Revolving Line of Credit (RLOC) and a Term Loan with Rabobank, N.A. Both of these loans contain covenants requiring the Company to maintain a minimum current ratio of 2.0:1, a debt ratio no greater than 60%, tangible stockholder equity of at least $80 million, and a minimum debt coverage ratio of 1.15:1. While Alico currently expects to remain within these covenants, because of the volatility of its earnings stream and the factors causing this volatility, Alico is unable in some instances, to directly control compliance with these covenants. In March 2010, Alico received a one time waiver of the debt coverage ratio requirement from its previous lender, Farm Credit of Southwest Florida, in response to a freeze which damaged crops and affected the timing of their harvest. The Company believes that, based on factors currently known, it will continue to remain in compliance with its covenants for the next several years. The Company has recently negotiated a relaxed debt coverage ratio covenant to provide that the covenant must be breached in two consecutive years in order to be considered an event of default. Nevertheless, due to earnings volatility and factors unknown to the Company at this time, it is possible that a loan covenant could be breached, a default occur, and the major portion of the Company’s borrowings become due which could have a material adverse impact on Alico’s results of operations, cash flows and financial condition.

Water Use Regulation restricts Alico’s access to water for agricultural use.

Alico’s agricultural operations are dependent upon the availability of adequate surface and underground water needed to produce its crops. The availability of water for use in irrigation is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which Alico’s lands are located. Currently, Alico has permits for the use of underground and surface water which are adequate for its agricultural needs. Surface water in Hendry County, where much of Alico’s agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and the system of canals used to irrigate such land. The Army Corps of Engineers controls the level of Lake Okeechobee and ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district. Recently the Army Corps of Engineers decided to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levees surrounding the lake to restrain rising waters which could result from hurricanes. Changes in permitting for underground or surface water use during times of drought, because of lower lake levels, may result in shortages of water for agricultural use by Alico and could have a materially adverse effect on Alico’s agricultural operations and financial results.

Alico’s citrus groves are subject to damage and loss from disease including but not limited to Citrus Canker and Citrus Greening diseases.

Alico’s citrus groves are subject to damage and loss from diseases such as Citrus Canker and Citrus Greening. Each of these diseases is widespread in Florida and Alico has found instances of Citrus Canker and/or Citrus Greening in several of its groves. Both diseases exist in areas where Company groves are located. There is no known cure for Citrus Canker at the present time although some pesticides inhibit the development of the disease. The disease is spread by contact with infected trees or by wind blown transmission. Alico’s policy is to destroy trees which become infected with this disease or with Citrus Greening disease. Alico maintains an inspection program to discover infestations early and utilizes best management practices to attempt to control diseases and their dissemination. Citrus Greening destroys infected trees and is spread by psyllids. Alico utilizes a pesticide program to control these hosts. At the present time, there is no known pesticide or other treatment for Citrus Greening once trees are infected. Both of these diseases pose a significant threat to the Florida Citrus industry and to Alico’s citrus groves. Wide spread dissemination of these diseases in Alico’s groves could cause a material adverse effect to Alico’s operating results and citrus grove assets.

Pesticide and herbicide use by Alico or its lessees could create liability for Alico.

Alico and some of the parties to whom Alico leases land for agricultural purposes, use herbicides, pesticides and other hazardous substances in the operation of their businesses. All pesticides and herbicides used by Alico have been approved for use by the proper governmental agencies with the hazards attributable to each substance appropriately labeled and described. Alico maintains policies requiring its employees to apply such chemicals strictly in accordance with the labeling. As a term of its leasing agreements, Alico requires that third parties also adhere to proper handling and disposal of such materials; however, Alico does not have full knowledge or control over the chemicals used by third parties who lease Alico’s lands for cultivation. It is possible that some of these herbicides and pesticides could be harmful to humans if used improperly, or that there may be unknown hazards associated with such chemicals despite any contrary government or manufacturer labels. Alico might have to pay the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Which could have a materially adverse affect to Alico.

Changes in immigration laws or enforcement of such laws could impact the ability of Alico to harvest its crops.

Alico engages third parties to provide personnel for its harvesting operations. Alico communicates to such third parties its policy of employing only workers approved to work in the United States. However, Alico does not specifically monitor such compliance and the personnel engaged by such third parties could be from pools composed of immigrant labor. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws or by stricter enforcement of such laws. The scarcity of available personnel to harvest Alico’s agricultural products could cause Alico’s harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a materially adverse effect upon Alico.

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

Alico faces significant competition in its agricultural operations both from domestic and foreign producers and does not have any branded products. Foreign growers generally have a lower cost of production, less environmental regulation and in some instances greater resources and market flexibility than Alico. Because foreign growers have great flexibility as to when they enter the U.S. market, Alico cannot always predict the impact these competitors will have on its business and results of operations. The competition Alico faces from foreign suppliers of sugar and orange juice is mitigated by quota restriction on sugar imports imposed by the U.S. government and by a governmentally imposed tariff on U.S. orange imports. A change in the government’s sugar policy allowing more imports or a reduction in the U.S. orange juice tariff could adversely impact Alico’s results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At September 30, 2010, Alico owned a total of 139,607 acres of land located in five counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

Alico, Inc. & Subsidiaries

Current Land Utilization (1)

September 30, 2010

	Total	Hendry	Polk	Collier	Glades	Lee
Citrus:
Producing acres	9,764	3,227	2,985	3,552	—	—
Developing acres	450	425	25	—	—	—

Total Citrus	10,214	3,652	3,010	3,552	—	—
Sugarcane:
Producing acres	3,463	3,463	—	—	—	—
Developing acres	7,669	7,669	—	—	—	—

Total Sugarcane	11,132	11,132	—	—	—	—
Cattle (improved pastures) (2)	10,040	10,040	—	—	—	—
Leasing
Farm leases	1,810	1,810	—	—	—	—
Grazing and other	12,181	1,977	6,182	4,022	—	—
Recreational leases	64,619	63,363	1,256	—	—	—

Total Leasing	78,610	67,150	7,438	4,022	—	—
Commercial and residential	5,238	54	66	—	—	5,118
Mining	526	—	—	—	526	—
Infrastructure and other	23,847	19,633	952	3,262	—	—

Total	139,607	111,661	11,466	10,836	526	5,118

(1)	Approximately 64,232 acres of the properties listed are encumbered by credit agreements with total credit availability of $104.4 million at September 30, 2010. For a more detailed description of the agreements and collateral please refer to Note 6 to the Consolidated Financial Statements.
(2)	Cattle also graze approximately 40,000 acres of property listed as recreational leases.

One of Alico’s primary goals is to manage and selectively improve its properties for their most profitable use. The Company engages in detailed studies of the properties focusing on location, soil capabilities, sub-surface composition, topography, transportation, availability of markets for its crops, products and real estate parcels and the climatic characteristics of each of the tracts. Based on these studies, the use of each tract is determined. Management believes that Alico lands are suitable for agricultural, residential and commercial uses. Sales of property occur when, in the opinion of the Company’s board and management, the sale of such property will provide the maximum value to the Company’s shareholders.

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

The Company currently collects mining royalties on a 526 acre parcel of land located in Glades County, Florida. These royalties do not represent a significant portion of the Company’s revenue or operating profits. The Company is additionally seeking permits to develop two additional mines, one for an 886 acre parcel in Hendry County to be used as a sand mine and the other for a potential rock mine Collier County parcel comprising 1,640 acres. The Hendry County parcel is currently classified as leased property, while the Collier County parcel is classified as citrus. Based on initial estimates by third party engineering firms, the sand reserve of the Hendry County parcel is approximately 78 million tons and the rock reserve of the Collier County parcel is approximately 140 million tons.

In accordance with current Generally Accepted Accounting Principals in the United States, the Company’s properties are recorded based on historical costs and adjusted downward when impairments are identified. The Company believes that the current market value of its property holdings is significantly higher than the values recorded.

Item 3.	Legal Proceedings.

In June 2008, the Internal Revenue Service (IRS) issued a final Settlement Agreement regarding its examinations of Alico for the tax years 2000 through 2004. Pursuant to the agreement, Alico and the IRS agreed to final taxes resulting from the examinations of $41.1 million, penalties of $4.1 million and interest of $20.0 million. Alico also paid State income taxes related to the final IRS settlement of $6.2 million along with $4.3 million of related interest. The Settlement Agreement concluded that Alico must recognize unreported gains resulting from the transfer of real property to a foreign subsidiary (Agri). The real estate was originally transferred and reported at its historical cost basis. Additionally, Alico must recognize Subpart F income related to Agri’s earnings. Alico had not previously recognized income related to the transactions referenced above based on reliance on an IRS determination letter stating that Agri was a captive insurer, exempt from taxes provided certain procedural requirements were followed. Alico believed that it had followed such requirements, while the IRS ruled otherwise.

On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander and named Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlanticblue, a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a 2004 proposal to merge Atlanticblue into Alico. The proposal was withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander, and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and alleged the actions were contrary to the position of Alico’s independent directors at the time, causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law, alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

On June 3, 2009 a Special Committee of Alico’s Board of Directors comprised entirely of Independent Directors and which was constituted to investigate the shareholder derivative action filed by Mr. Troutman, completed its investigation with the assistance of independent legal counsel and determined that it would not be in Alico’s best interest to pursue such litigation. Alico has filed a motion to dismiss the litigation based upon the findings of the Special Committee. A hearing on this motion was held on December 7, 2010, and as of the date of filing of this report, the Court has not yet ruled on the motion to dismiss. A copy of the report was filed with the Court and it and the other pleadings in the case are available from the Clerk of Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc. Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

On October 28, 2010, the Internal Revenue Service (IRS) issued Revenue Agent Reports (RAR) pursuant to its examinations of Alico, Inc. and Agri-Insurance Co., Ltd. for the tax years 2005 through 2007, and on September 9, 2010, the IRS issued an RAR pursuant to the examination of Alico-Agri, Ltd for the tax years 2005 through 2007. These reports propose changes to the Company’s tax liabilities for each of these tax years and require the Company either to agree with the changes and remit the specified taxes and penalties, or to submit a rebuttal. The Company has obtained extensions from the IRS, allowing Alico until December 14, 2010 to submit its rebuttal which it intends to do.

These reports principally challenge the ability of Agri-Insurance to elect to be treated as a United States taxpayer and claim that Alico-Agri was a dealer in real estate during the years under examination and therefore was prohibited from recognizing income from real estate sales under the installment method. Based on the positions taken in the RARs , the IRS has calculated additional taxes and penalties due of $22.5 million. The reports do not quantify the amount of proposed interest on the taxes.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico-Agri did not meet the criteria for classification as a dealer in real estate and was therefore qualified to report real estate sales using the installment method during the years under examination. Alico plans to submit a rebuttal to the RAR and, if necessary, present its case to IRS Appeals for further consideration. Because the earnings of Agri-Insurance were included in Alico’s consolidated returns during the years under audit, and because the purchaser subsequently defaulted on the real estate transactions for which the installment method was utilized, the issues raised by the IRS are primarily timing related and will be reflected in the Company’s deferred tax accounts at September 30, 2010. With respect to the ability of Agri-Insurance to be treated as a disregarded entity and a U.S. taxpayer during the years of the examination, because the earnings from Agri-Insurance have been included in Alico’s consolidated tax return, Alico’s primary exposure on this issue is for the assessment of penalties and interest for the failure of Agri-Insurance to file separate federal tax returns for such years. With respect to the other principal issue of Alico-Agri’s characterization as a dealer in real estate and the resulting inability to use the installment method for deferred payment of the purchase price for property sales, Alico could be liable for taxes, penalties and interest. However, in the fiscal year ended September 30, 2010, Alico-Agri recovered the properties from the defaulting purchasers, and Alico-Agri should be entitled to a loss equal to (i) the amounts payable by the purchasers under the installment sales notes as of such year, in excess of (ii) the value of the property. Such loss may be available to offset income for the 2010 tax year, the prior two tax years and future years, but has limited use to offset the taxes that may become payable for the years 2005-07. Additionally, any interest that may be paid on taxes that become due should be deductible, but no deduction will be allowed for penalties for income tax purposes. For further information regarding the status of the ongoing IRS examinations, please refer to Footnote 8 of the Consolidated Financial Statements.

While an adverse determination could have a significant adverse effect on Alico’s operations, financial condition and liquidity, the Company anticipates the impact on the Company’s financial statements should be limited to any penalties and interest required to be paid by the Company.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

The common stock of Alico, Inc. is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low prices as reported by NASDAQ, by fiscal quarter, during the fiscal years ended September 30, 2010 and 2009 are presented below:

	2010 Price		2009 Price
Quarter ended	High	Low	High	Low
December 31	$30.20	$24.07	$47.85	$22.34
March 31	$29.90	$24.01	$45.02	$20.24
June 30	$27.60	$22.71	$30.73	$23.25
September 30	$26.22	$20.17	$33.94	$26.29

Approximate Number of Holders of Common Stock

As of October 31, 2010 there were approximately 382 holders of record of Alico’s Common Stock as reported by Alico’s transfer agent.

Dividend Information

Dividends declared during the last two fiscal years were as follows:

Record Date	Payment Date	Amount Paid Per Share
October 31, 2008	November 14, 2008	$0.2750
January 30, 2009	February 15, 2009	$0.2750
April 30, 2009	May 15, 2009	$0.1375
July 31, 2009	August 15, 2009	$0.1375
October 31, 2009	November 13, 2009	$0.1375
October 29, 2010	November 15, 2010	$0.1000

Alico’s ability to pay dividends in the immediate future is dependent on a variety of factors including the earnings and the financial condition of Alico. Furthermore, Alico’s ability to pay dividends is limited by a credit agreement with its primary lender. For a discussion of these factors, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 20, 2009 Alico adopted the Alico, Inc., Incentive Equity Plan (the 2008 Plan) pursuant to which the Board of Directors of Alico may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The 2008 Plan authorized grants of shares or options to purchase up to 350,000 shares of authorized but unissued common stock to be funded by treasury purchases. Details of the plan are more fully described in the Company’s proxy statement filed on January 23, 2009.

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

A grant of 25,562 restricted shares was made to four senior executives in January 2008 under the 1998 Plan with a fair value of $40.67 per share, to replace previously granted retirement benefits of which, 7,707 of the shares vested immediately. In January 2010 and 2009, a total of 3,571 and 3,571 shares vested, respectively, and the shares were issued from treasury stock. Upon the resignation of the Principal Executive Officer in fiscal year 2010, a total of 3,539 shares were forfeited. Forfeitures by other resigning participants indicate that it is unlikely that 100% of the shares granted will be vested. Accordingly, the Company has recorded a forfeiture rate for the remaining 7,174 shares granted in January 2008. Of the remaining shares, 2,392 are scheduled to vest annually in January of each year until fully vested should the requisite service period be met. The cumulative effect of the forfeitures and forfeitures expected due to the expected failure to meet the required vesting schedule was recorded as a reduction of compensation expense during the fiscal year ended September 30, 2010.

On September 30, 2008, Alico hired a President for its subsidiary ALDI. As a portion of the total compensation package, the Board awarded 7,500 shares of restricted stock under the 1998 Plan. Under the terms of the agreement, 1,500 of the shares vested on September 30, 2010 and the remaining 6,000 shares are scheduled to vest at a rate of 1,500 shares annually in September of each succeeding year until they are fully vested. The fair value per share was $47.43 on the date of the award. Based on the previous experience of the Company, a forfeiture rate was applied to the shares remaining to be vested and was recorded as a reduction of compensation expense during the fiscal year ended September 30, 2010.

No stock options or stock appreciation rights have been granted since February 2004. There were no outstanding stock options or appreciation rights outstanding at September 30, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) [c]
Equity compensation plans approved by security holders	—	—	322,286
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	322,286

Issuer Purchases of Equity Securities

In order to fund restricted stock grants pursuant to its Incentive Equity plans for the purpose of providing restricted stock to eligible Directors and Senior Management and to align their interests with those of the Company shareholders, the table below summarizes treasury purchases during the last two fiscal years (in whole dollars):

Date	Total Number of Shares Purchased	Average price paid per share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar value of shares purchased
December 2008	15,733	$38.37	87,471	$603,611
January 2009	4,267	$41.67	91,738	$177,807
February 2009	2,500	$28.38	94,238	$70,948
May 2009	3,000	$27.21	97,238	$81,643
October 2009	4,000	$29.53	101,238	$118,120
December 2009	9,692	$27.93	110,930	$270,698
January 2010	2,308	$29.10	113,238	$67,163
September 2010	7,466	$22.98	120,704	$171,546

The stock repurchases began in November 2005 and will be made on a quarterly basis, or as needed until November 1, 2013 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. All purchases will be made subject to restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for the Company’s shares.

The Company does not anticipate that any purchases under the 2008 Plan will be made from any officer, director or control person. There are currently no arrangements with any person for the purchase of the shares. Alico may purchase an additional 321,034 shares in accordance with the authorization. Pursuant to approved plans, Alico purchased 13,692, 2,308 and 7,466 shares in the open market during the first, second and fourth quarters of fiscal year 2010, respectively, at a weighted average price of $26.74 per share, and 15,733, 6,767 and 3,000 shares in the open market during the first, second and third quarters of fiscal year 2009, respectively, at a weighted average price of $36.63 per share.

There were no purchases of common stock of Alico made during the three months ended September 30, 2010 by Alico or any “affiliated purchaser” of Alico as defined in rule 10b-18(a)(3) under the Exchange Act.

Alico Performance

The graph below represents the Company’s common stock performance, comparing the value of $100 invested on September 1, 2004 in the Company’s common stock, the S&P 500 and a Company-constructed peer group.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index		Aug 06	Aug 07	Aug 08	Sep 09	Sep 10
Alico, Inc.		15.39	-11.28	-13.32	-30.08	-20.55
S&P 500 Index		8.88	15.13	-11.14	-15.20	10.16
Peer Group		-26.65	-21.12	-1.34	-24.11	-10.89

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Aug 05	Aug 06	Aug 07	Aug 08	Sep 09	Sep 10
Alico, Inc.	100	115.39	102.38	88.74	62.05	49.30
S&P 500 Index	100	108.88	125.36	111.40	94.46	104.06
Peer Group	100	73.35	57.85	57.08	43.32	38.60

Peer Group Companies
CONSOLIDATED TOMOKA LAND CO
ST JOE CO
TEJON RANCH CO
TEXAS PACIFIC LAND TRUST
THOMAS PROPERTIES GROUP

Item 6.	Selected Financial Data.

Description	September 30,					August 31,
	2010	2009		2008	2007(1)	2007		2006
Operating revenue	$79,792	$89,528		$116,382	$758	$132,005		$74,164
Income (loss) from continuing operations	(623)	(3,649)		5,603	(849)	(13,395	)(2)	8,021
Income (loss) from continuing operations per weighted average common share	$(0.08)	$(0.49)		$0.76	$(0.12)	$(1.81)		$1.09
Weighted average number of shares outstanding	7,374	7,377		7,390	7,377	7,391		7,375
Cash Dividend Declared Per Share	$0.10	$0.69		$1.10	$0.28	$1.10		$1.03
Total Assets	188,817	200,235	(3)	273,932	285,349	281,206		263,579
Long-Term Obligations	$75,668	$80,715	(3)	$140,239	$143,265	$143,790		$103,601

(1)	Beginning with fiscal year 2008, Alico changed its year end from August 31 to September 30. Results for September 30, 2007 are for the one month transition period created by the change.
(2)	During the fiscal year ended August 31, 2007, the Company revised its estimate in connection with a tax disagreement with the IRS which resulted in additional income tax expense of $25.6 million for that fiscal year. The effect of this transaction was to reduce income from continuing operations. Additionally, the Company utilized its revolving line of credit for funding to settle the dispute, causing long-term obligations to increase. For further information regarding the IRS settlement, please refer to Note 8 of the consolidated financial statements.
(3)	During the fiscal year ended September 30, 2009, the Company utilized cash to reduce its outstanding debt by approximately $50.0 million, causing a reduction in total assets and long-term obligations. For further information concerning the Company’s long-term obligations, please refer to Note 6 of the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which may include references to one or more potential transactions, strategic alternatives under consideration or projections of performance for the upcoming fiscal year, are predictive in nature or depend upon or refer to future events or conditions. These statements are subject to known, as well as unknown, risks and uncertainties that may cause actual results to differ materially from expectations. These risks include, but are not limited to those discussed in the risk factors section of this annual report whether or not such risks are repeated in connection with any forward looking statement. There can be no assurance that any anticipated performance or future transactions will occur or be structured in the manner suggested or that any such transaction will be completed. Alico undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

Liquidity and Capital Resources

Dollar amounts listed in thousands:

	September 30,
	2010	2009	2008
Cash & liquid investments	$12,365	$22,204	$78,637
Total current assets	37,441	51,335	123,130
Current liabilities	7,912	12,644	18,200
Working capital	29,529	38,691	104,930
Total assets	188,817	200,235	273,932
Notes payable	$73,460	$78,928	$137,758
Current ratio	4.73	4.06	6.77

Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds from operations and available credit. However, if the Company was required to pay a substantial portion of the amount claimed by the IRS in its audit of the Company’s 2005-2007 returns which is currently being challenged by the Company, this could materially and adversely affect the Company’s liquidity. See “Risk Factors: Alico has drawn significant scrutiny from the Internal Revenue Service.” Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $60.0 million. Of the $60.0 million credit commitment, $31.0 million was available for Alico’s general use at September 30, 2010 (see Note 6 to consolidated financial statements).

Cash flows from Operations

Cash flows from operations were $7.1 million, $16.4 million and $13.8 million for the fiscal years ended September 30, 2010, 2009 and 2008.

Alico refinanced its term loan and revolving line of credit in September 2010. As a result of the refinancing, Alico recognized approximately $3.4 million of additional interest expense during its fourth fiscal quarter, consisting of previously unamortized loan origination fees of $305 thousand, and prepayment penalties of $3.1 million. Loan origination fees of $1.2 million were paid as a result of the refinancing, and are being amortized over the 10 year term of the agreement. The refinancing is expected to benefit the future cash flows of the Company through reduced interest rates, an extended amortization schedule and a balloon payment. Additionally, these agreements provide a more lenient debt service coverage covenant and do not contain prepayment penalties.

During the quarter ended June 30, 2010, Alico received an income tax refund of $4.8 million resulting from a net operating loss carryback generated as a result of a prior IRS examination settlement.

The Company evaluated its real estate holdings at September 30, 2010 and determined that one parcel of real estate in Polk County, FL was impaired by $980 thousand. The impairment was recorded and charged to real estate expenses during the quarter ended September 30, 2010 as a non-cash item.

Several noncash adjustments to net (loss) income caused significant differences in cash flows from operations compared with the net loss for the fiscal year ended September 30, 2009. The Company recorded impairments related to its breeding herd, two parcels of real estate and auction rate securities totaling approximately $5.9 million during the fourth quarter of the fiscal year ended September 30, 2009. These impairments caused a decrease in net income, but were non-cash items. Additionally during the fourth quarter of the fiscal year ended September 30, 2009, the Company adjusted its deferred tax rate and created an allowance account for its charitable contribution carry forward. These noncash tax items caused net income to decrease by $836 thousand.

A settlement agreement with a vendor resulted in a $7.0 million payment to Alico in March 2009. Under the terms of the agreement, the vendor admits no wrongdoing and stipulates that Alico cannot divulge the vendor’s name or the agreement’s circumstances. Alico recognized the payment as other income during the second quarter of the fiscal year ended September 30, 2009.

In December 2008, Alico offered an option to former and retired employees to terminate future benefits under a non-qualified deferred compensation plan in exchange for cash equal to the net present value of vested future benefits. Payments of $1.4 million were paid to participants who elected the option in January 2009. Life insurance policies were liquidated to fund the distributions.

In November 2008, Alico’s subsidiary, Alico-Agri received a payment of $2.5 million in escrow in connection with the restructure of a real estate contract (“East”) with Ginn- LA Naples, Ltd, LLLP (“Ginn”). In April 2009, Ginn defaulted on the East parcel contract. Under the terms of the contract, a quarterly interest payment of $283 thousand was due on March 30, 2009, but the payment was not received. Alico-Agri foreclosed on the property in September 2010. The foreclosure is more fully described below.

Overall, operating profit and net income during fiscal year 2011 is expected to exceed that of fiscal year 2010, due to the expected lack of loan prepayment charges and improved operating results from the Company’s sugarcane division.

Cash flows from Investing

Cash outlays for land, equipment, buildings, and other improvements totaled $8.2 million, $6.7 million and $6.1 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Alico anticipates its capital needs, primarily for the care of young citrus trees, real estate entitlement work, sugarcane plantings, and raising cattle for breeding purposes, at between $4.5 million and $5.5 million for fiscal year 2011.

During September 2010 Alico restructured its funding program for its non-qualified defined benefit deferred compensation plan (the “Plan”). As a result, it surrendered life insurance policies and received cash surrender value payments of $5.7 million. The Plan does not require Alico to specify a funding source for the obligations and neither the previous nor the current life insurance policies or the proceeds therefrom are in any way legally bound to pay plan obligations.

In May 2010, Alico invested $12.15 million to obtain a 39% equity interest as a limited partner in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which show property tax delinquencies. In the State of Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of the delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates represent a first lien position on the property.

In November 2008, Alico’s subsidiary, Alico-Agri, Ltd., received a principal payment on a note receivable of $1.8 million related to a real estate sale. The purchaser subsequently defaulted on the note in April 2009. In September 2010, the Company foreclosed on the property through a public auction process. The net effect of the transaction was to cancel the mortgage note, reduce accrued commissions payable, surrender the tax certificates and reclassify the net balance of $6.6 million as basis in the property. This reclassification entry, in and of itself, did not have an impact on the future cash flows or earnings of the Company.

The property consists of a 4,157 acre parcel located next to Florida Gulf Coast University in Lee County, Florida. The property has two approved Development Orders, one for a 336 unit residential community and the second for a 27-hole golf course. A portion of the property is an active aggregate mine. Under the terms of the foreclosure and the contract, Alico-Agri released 399 acres of property (outside of the areas associated with the two development orders) to Ginn-La Naples Ltd, LLLP in recognition of prior principal payments.

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

Alico’s balance sheet has carried large amounts of cash and investments over the past several years in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri. During the quarter ended December 31, 2008, Agri began the liquidation procedures by disposing of marketable securities which generated over $50 million in proceeds which were treated as pre-liquidation distributions to Alico and used to reduce outstanding debt. Agri was liquidated in September 2010.

Cash flows from Financing

In September 2010, Alico refinanced a term loan and its revolving line of credit (RLOC) with Rabobank, N.A. Under the terms of the refinance, Alico settled its previous term loan and revolving line of credit with Farm Credit of Southwest Florida. The refinancing provides for a 10 year $40.0 million term note bearing interest at one month LIBOR plus 250 basis points, payable quarterly. Quarterly principal payments of $500 thousand are due October 2011 through July 2020 with a balloon payment equal to the remaining unpaid principal and interest due in October 2020. The refinancing also provides Alico with a $60.0 million revolving line of credit for a 10 year term bearing interest at LIBOR plus 250 basis points payable in quarterly installments. Closing costs related to the refinance of $1.2 million, consisting of document stamps, loan origination fees, and legal and appraisal fees, have been capitalized and are being amortized over the term of the loans. For more information on these loans please refer to Note 6 of the consolidated financial statements.

Pre-liquidation proceeds received from the distribution of cash and investments held by Alico’s Agri subsidiary enabled Alico to pay $50.0 million on its former revolving line of credit in January 2009.

Alico’s Board of Directors has authorized the repurchase of up to 350,000 shares of Alico’s common stock through November 1, 2013, for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan in order to provide restricted stock to eligible Directors and Senior Managers to align their interests with those of Alico’s shareholders. Alico may purchase an additional 321,034 shares in accordance with the authorization. Previously Alico provided incentives under its 1998 Plan, and was authorized to purchase up to 650,000 shares prior to the plan’s expiration in November 2008. Pursuant to approved plans, Alico purchased 23,000 shares in the open market at an average price of $26.74 per share, 25,500 shares at an average price of $36.63 per share and 27,770 shares at an average price of $42.76 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Alico declared a dividend of $0.10 per share on September 30, 2010, payable to shareholders of record as of October 29, 2010 with a payment date of November 15, 2010. Alico declared dividends of $0.69 per share and $1.10 per share during the fiscal years ended September 30, 2009 and 2008, respectively. The Board will continue to assess financial condition, compliance with debt covenants, and earnings of Alico in determining its dividend policy.

Results from Operations

Summary of results (dollars in thousands):

	Fiscal years ended September 30,
	2010	2009	2008
Operating revenue	$79,792	$89,528	$116,382
Gross profit	9,923	1,838	14,057
General & administrative expenses	6,458	9,096	11,478
Profit (loss) from continuing operations	3,465	(7,258)	2,579
Profit on sale of bulk real estate	—	1,646	817
Interest and investment income	919	594	7,745
Interest expense	6,879	5,430	6,565
Other income	671	6,961	262
Income tax provision	(1,201)	162	(765)
Effective income (benefit) tax rate	(66%)	(4%)	(16%)
Net income (loss) from continuing operations	$(623)	$(3,649)	$5,603

Alico’s agricultural operations generally combine to produce the majority of operating revenue, gross profit and income from operations. As a producer of agricultural products, Alico’s ability to control the prices it receives from its products is limited, and prices for agricultural products can be volatile. Operating results are largely dictated by market conditions. A combination of factors, discussed more specifically in the paragraphs following, resulted in increased profits for the Company’s agricultural operations in fiscal year 2010 when compared with fiscal year 2009 and 2008. Declining market conditions caused the Company to evaluate several of its fixed assets for impairment. Impairments of $980 thousand, $5.4 million and $1.7 million were recognized during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, and charged to operations.

The Company has conducted detailed analyses of its operations in an effort to become more efficient and profitable in the future. These analyses have resulted in the implementation of aggressive cost reduction measures, the scaling back of operations and the elimination of several lines of business. While the prices received for agricultural products is largely out of the Company’s control, the Company believes that margins will improve as further cost savings are realized.

General and Administrative

As a result of ongoing efforts to reduce costs and generate efficiencies, general and administrative expenses decreased by 29% for the fiscal year ended September 30, 2010 compared with the fiscal year ended September 30, 2009. General and administrative expenses for fiscal year 2010 were at their lowest level since the fiscal year ended August 31, 2001. The Company believes it can maintain general and administrative costs at or about the 2010 level allowing for modest inflation, on an ongoing basis.

General and administrative expenses decreased by 21% for the fiscal year ended September 30, 2009 compared with the fiscal year ended September 30, 2008. Cost savings measures included reductions in staffing, outside consultants and employee benefit programs, but generally occurred over all categories of general and administrative expenses.

Profit from the Sale of Real Estate

Due to an ongoing depressed real estate market in Florida, the Company did not record any real estate sales during fiscal year 2010. The Company foreclosed on a 4,157 acre parcel located next to Florida Gulf Coast University in Lee County, Florida. The property has two approved Development Orders, one for a 336 unit residential community and the second for a 27-hole golf course. Under the terms of the foreclosure and the contract, Alico-Agri released 399 acres of property (outside of the areas associated with the two development orders) to Ginn-La Naples in recognition of prior principal payments. The net effect of the transaction was to cancel the mortgage note, reduce accrued commissions payable, surrender the tax certificates and reclassify the net balance of $6.6 million as basis in the property. This reclassification entry, in and of itself, did not have an impact on the future cash flows or earnings of the Company.

The Company, through its ALDI subsidiary, continues its efforts to entitle and position strategic parcels of its real estate holdings for future development. As a result of these efforts, a development order has been issued for Winslow Pointe, a 268 acre lakefront community parcel in Polk County, Florida which allows for 124,400 square feet of commercial/retail and 536 residential units along a major freeway. Additionally, the Company was successful through a Comprehensive Plan Amendment, in transferring a 919 acre parcel situated in close proximity to Florida Gulf Coast University and the Southwest Florida International Airport in Lee County Florida, from the Density Reduction Groundwater Recharge (“DRGR”) designation to the University Community Overlay land use category. The transfer of the parcel from its previous designation allows for construction of up to 1,950 dwelling units and 1.5 million square feet of commercial/retail on the property to support the continued student growth at Florida Gulf Coast University.

Alico’s real estate revenues during the fiscal years ended September 30, 2009 and 2008 primarily resulted from three contracts with the Ginn Companies related to the sale of real estate in Lee County, Florida. The Company recognized a total of $3.0 million and $4.6 million of real estate revenue for the fiscal years ended September 30, 2009 and 2008, respectively, of which $1.6 million and $0.8 million were classified as non-operating revenues for the fiscal years ended September 30, 2009 and 2008, respectively.

In October 2008, the three contracts were renegotiated, resulting in the Company retaking possession of one of the properties and a reduction of revenue during the fiscal year ended September 30, 2009 compared with the prior fiscal year. The purchaser failed to exercise its option on a second contract. In April 2009, the buyer defaulted on the third contract resulting in the Company foreclosing on the property in September 2010.

Recent market conditions have depressed Florida real estate causing the predictability of real estate sales, including timing and market values, to be problematic. Alico continues to market parcels of its real estate holdings which are deemed by Management and the Board of Directors to be excess to the immediate needs of Alico’s core operations. The sale of any of these parcels could be material to the operations and cash flows of Alico.

Due to decreases in the market prices of Florida real estate, the Company evaluated several of its properties for impairment at September 30, 2010, 2009 and 2008. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, the Company determined that a 291 acre lakefront property in Polk County, Florida, purchased in October 2005 for $9.2 million, was impaired by approximately $1.9 million at August 31, 2007, an additional $1.5 million at September 30, 2008, an additional $2.8 million at September 30, 2009 and an additional $980 thousand at September 30, 2010 due to declines in the Florida real estate market. The impairment losses were included as a charge to real estate operating expenses during the respective fiscal years. Alico’s remaining adjusted carrying value in the property was $2.0 million at September 30, 2010. Additionally, the Company determined that a parcel of land in Hendry County, Florida with a cost basis of $3.6 million was impaired by $1.5 million at September 30, 2009. Alico’s remaining carrying value in this parcel was $2.0 million at September 30, 2010.

Provision for Income taxes

The Company’s effective tax rate is impacted by IRS adjustments including penalties and interest, state income taxes, including penalties and interest, items which may be included in book income but are not taxable under current statutes, such as earnings from tax exempt bonds, items included in book expense that are not deductible under current statutes such as lobbying expenses and non qualified retirement plans, and the expiration of otherwise allowable deductions that do not meet recognition thresholds such as expired net operating losses and contribution carry forwards.

Based on future performance expectations, the Company adjusted its valuation allowance for charitable contributions by $569 thousand in 2010 which was the primary reason that the effective rate differed from the expected combined tax rate of 38%.

On October 28, 2010, the Internal Revenue Service (IRS) issued Revenue Agent Reports (RAR) pursuant to its examinations of Alico and Agri-Insurance for the tax years 2005 through 2007 and its Alico-Agri subsidiary for the tax years 2005 through 2007 dated September 9, 2010. These reports propose changes to the Company’s tax liabilities for each of these tax years and require the Company either to agree with the changes and remit the specified taxes and penalties due, or to submit a rebuttal by December 14, 2010.

These RARs principally challenge (i) the ability of Agri-Insurance to elect to be treated as a United States taxpayer during the years under examination, (ii) assert that Alico-Agri was a dealer in real estate during the years under examination and challenges its ability to recognize income from real estate sales under the installment method. Based on the positions taken in the report, the IRS has calculated additional taxes and penalties due of $22.5 million. The reports do not quantify the interest on the taxes, but the Company estimates total Federal interest of approximately $4.9 million. If the IRS were to prevail on all of its assertions, it also would result in State income taxes of $2.5 million and interest related to the State taxes of $844 thousand.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico plans to submit a rebuttal to the RARs and if necessary present its case to IRS Appeals for further consideration. Based on a review of the positions taken, the Company has not accrued a liability for the potential interest and penalties. With respect to the ability of Agri-Insurance to be treated as a disregarded entity and a U.S. taxpayer during the years of the examination, because the earnings from Agri-Insurance have been included in Alico’s consolidated tax return, Alico’s primary exposure on this issue is for the assessment of penalties and interest and interest for the failure of Agri-Insurance to file separate federal tax returns for such years. With respect to the other principal issue of Alico-Agri’s characterization as a dealer in real estate and the resulting inability to use the installment method for deferred payment of the purchase price for property sales, Alico could be liable for taxes, penalties and interest. However, in the fiscal year ended September 30, 2010, Alico-Agri recovered the properties from the defaulting purchasers, and Alico-Agri should be entitled to a loss equal to (i) the amounts payable by the purchasers under the installment sales notes as of such year, in excess of (ii) the value of the property. Such loss may be available to offset income for the 2010 tax year, the prior two tax years and future years, but has limited use to offset the taxes that may become payable for the years 2005-07. Additionally, any interest that may be paid on taxes that become due should be deductible, but no deduction will be allowed for penalties for income tax purposes. For further information on the ongoing IRS examinations, please refer to Note 8 of the Consolidated Financial Statements.

While an adverse determination could have a significant adverse effect on Alico’s operations, financial condition and liquidity, the Company anticipates the impact on the Company’s financial statements should be limited to any penalties and interest required to be paid by the Company.

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

The IRS audited the Company’s tax returns for the 2000 – 2004 tax years. The audit was primarily related to the Company’s Agri subsidiary headquartered in Bermuda. As a result of the audit, the Company reached a settlement with the IRS which resulted in the payment of additional State income taxes of $10.5 million during the fiscal year ended September 30, 2008.

Alico’s effective tax rate for the fiscal year ended September 30, 2008 was impacted by a benefit resulting from a final adjustment of the IRS settlement adjustment from previously accrued estimates of $1.6 million. The effect of this adjustment was to reduce the effective tax rate by 33% for the fiscal year ended September 30, 2008.

Interest and Investment Income

Interest and investment income is generated principally from the Company’s investment in the Magnolia tax certificate fund, mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.

As discussed in Note 17 of the Consolidated Financial Statements, in May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have been declared delinquent. Alico recognized $549 thousand of interest and investment income related to its investment in Magnolia during the fiscal year ended September 30, 2010. The earnings from the Magnolia investment was the primary contributor for increased interest and investment income during the fiscal year ended September 30, 2010 when compared with the fiscal year ended September 30, 2009.

Interest and investment income was lower for the fiscal year ended September 30, 2009 compared with the fiscal year ended September 30, 2008 due to reductions in earnings from mortgage interest and interest from investments.

Variations in interest income related to seller financed mortgages caused by interest rate fluctuations and a default on the mortgage was a primary factor in interest income fluctuations between the fiscal years ended September 30, 2009 and 2008. In April 2009, a purchaser defaulted on a $52 million mortgage held by Alico’s subsidiary Alico-Agri. The interest from the mortgage was recognized as interest income during fiscal year ended September 30, 2008 and in the fiscal year ended September 30, 2009 up until the time of the default. The Company recognized interest income of $0.8 million and $4.3 million during the fiscal years ended September 30, 2009 and 2008 related to the mortgage.

During the fiscal year ended September 30, 2008, Alico carried large amounts of cash and investments in order to comply with liquidity provisions mandated by the Bermuda Monetary Authority for Alico’s wholly owned insurance subsidiary, Agri. Agri converted a majority of its investments to cash, and made pre-liquidation distributions to Alico beginning in December 2008 and was completely dissolved in September 2010. The result of this transaction was to lower the investment principal of the Company, causing a reduction in interest income from investments during the fiscal year ended September 30, 2009 when compared to the fiscal year ended September 30, 2008.

Alico liquidated auction rate securities in the second and third quarters of fiscal year 2010, resulting in net gains of $241 thousand. Alico recorded impairments related to auction rate securities of $816 thousand during the fiscal year ended September 30, 2009 and $120 thousand for the fiscal year ended September 30, 2008. The Company did not own any auction rate securities at September 30, 2010.

Interest Expense

Interest expense increased during the fiscal year ended September 30, 2010 when compared to the previous two fiscal years due to costs associated with refinancing.

In September 2010, Alico refinanced a term loan and its revolving line of credit with Rabobank, N.A. Under the terms of the refinance, Alico settled its previous term loan and revolving line of credit with Farm Credit of Southwest Florida. As a result of the refinancing, Alico recognized approximately $3.4 million of additional interest expense during its fourth fiscal quarter, consisting of previously unamortized loan origination fees of $305 thousand, and prepayment penalties of $3.1 million. The refinancing is expected to benefit the future cash flows of the Company through reduced interest rates, an extended amortization schedule and a balloon payment. Additionally, these agreements provide a more lenient debt service coverage covenant and do not contain prepayment penalties.

Excluding the effects of the refinancing, interest expense declined during each of the fiscal years ended September 30, 2010 and 2009 compared with the prior fiscal year, primarily due to decreased debt levels. Alico’s outstanding debt was $73.5 million, $78.9 million, and $137.8 million at September 30, 2010, 2009 and 2008, respectively. In January 2009, Alico utilized the proceeds from its Agri subsidiary’s pre-liquidation distributions to pay down Alico’s RLOC.

Operating Revenue

	Fiscal years ended September 30,
	2010	2009	2008
Revenues
Agriculture:
Bowen	$28,896	$27,998	$45,499
Citrus groves	36,469	36,030	41,167
Sugarcane	4,097	7,624	9,671
Cattle	4,035	8,201	6,793
Other agriculture	3,695	5,288	6,703

Agricultural operating revenue	77,192	85,141	109,833
Real estate activities	—	1,372	3,870
Land leasing and rentals	2,357	2,691	2,276
Other	243	324	403

Total operating revenue	$79,792	$89,528	$116,382

Operating revenues declined by 11% during the fiscal year ended September 30, 2010 when compared with the fiscal year ended September 30, 2009, primarily due to reduced revenues from agriculture activities, most notably sugarcane and cattle.

Operating revenues declined by 23% during the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008. The decline was primarily due to lower citrus prices realized by Alico’s Bowen and citrus grove operations.

Gross Profit

	Fiscal Year Ended September 30,
	2010	2009	2008
Gross profit (loss):
Agriculture:
Bowen	$727	$1,338	$1,470
Citrus groves	10,739	8,731	13,530
Sugarcane	390	(2,185)	421
Cattle	263	(1,960)	(2,127)
Other agriculture	(2,031)	(1,980)	(1,551)

Gross profit from agricultural operations	10,088	3,944	11,743
Real estate activities	(1,610)	(3,893)	341
Land leasing and rentals	1,254	1,574	1,668
Mining royalties	191	213	305

Gross Profit	$9,923	$1,838	$14,057

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

Gross profits were higher during the fiscal year ended September 30, 2010 when compared with the fiscal year ended September 30, 2009 primarily due to increased gross profits from agricultural operations and reduced losses from real estate operations.

Improved results from the Company’s citrus groves, cattle and sugarcane operations (discussed in more detail in the paragraphs following), more than offset a decline in Bowen’s earnings to generate the increased gross margins for fiscal year ended September 30, 2010 compared with the fiscal year ended September 30, 2009.

Gross profits were lower for the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008 due primarily to declines in gross profits from agricultural and real estate activities.

Reduced gross profits from citrus fruit, sugarcane production and vegetable crops combined to reduce the overall gross profit from agricultural operations for the fiscal year ended September 30, 2009 when compared with the fiscal year ended September 30, 2008.

Agricultural Operations

Because agricultural results depend on a variety of factors largely beyond the Company’s control, predicting future revenues or gross profits from agricultural operations is highly speculative.

Bowen

Bowen’s operations primarily consist of providing harvesting, hauling and marketing services to Alico, as well as other citrus growers and processors in the State of Florida. Additionally, Bowen purchases and resells citrus fruit at a modest margin. Bowen’s operations generated revenues of $28.9 million, $28.0 million, and $45.5 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Gross profit was $727 thousand, $1.3 million and $1.5 million respectively, for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Rising citrus prices for purchased product during the current fruit season, triggered by a freeze, reduced margins when compared to the prior year, resulting in lower profits during the fiscal year ended September 30, 2010 compared with the two prior fiscal years. Bowen’s decreasing gross profit was offset by increased margins from Alico’s citrus grove operations, an example of the Company’s mitigation through diversification strategy.

Citrus prices declined during the fiscal year ended September 30, 2009 compared with price levels during the fiscal year ended September 30, 2008 due to consumer price resistance and large citrus juice inventories throughout the industry. Nevertheless, because Bowen is primarily a service provider, Bowen was able to maintain its gross profit level compared with the prior year despite the decline in gross revenue.

Citrus Groves

Alico’s Citrus Groves division primarily produces citrus for delivery to citrus processors. The division recorded gross revenues of $36.5 million, $36.0 million, and $41.2 million and gross profits of $10.7 million, $8.7 million, and $13.5 million, for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Citrus prices realized by the Citrus Groves division increased 9% during the fiscal year ended September 30, 2010 when compared with the fiscal year ended September 30, 2009, causing revenues and gross profits to increase.

Due to a decrease in overall production from the prior year, caused by growing conditions, total expenses declined, contributing toward the increase in gross profits for the segment.

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

Alico harvested 3.6 million, 3.9 million, and 4.2 million 90-pound equivalent boxes of citrus in the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Alico estimates that its fiscal year 2011 crop will produce approximately 3.9 million boxes. Alico’s citrus production trend tends to mirror the trend for the State of Florida. The Florida Department of Agriculture estimates the 2010-11 Florida Orange crop at 146.0 million boxes, a 9% increase from the 2009-10 crop of 133.6 million boxes. Market reactions to the estimate have been toward slightly lower prices for 2010-11 crops than those experienced in 2009-10.

Alico has contracts with several citrus processors with pricing mechanisms based on a minimum price along with a price increase if market conditions exceed the minimum. Although prices during fiscal year 2011 are not expected to reach fiscal year 2010 levels, if current market conditions and outlooks hold steady, Alico expects to receive slightly better than the minimum contracted price for its citrus for the fiscal year ending September 30, 2011 which, along with the projected increase in production, is expected to cause gross citrus revenue and gross profit to remain relatively stable compared with the fiscal year ended September 30, 2010.

Sugarcane

Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Sugarcane revenues were $4.1 million, $7.6 million, and $9.7 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Sugarcane generated gross profit (losses) of $0.4 million, ($2.2 million), and $0.4 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. During fiscal years 2010, 2009 and 2008, approximately 119,000, 250,000, and 381,000 standard tons of sugarcane were harvested, respectively.

To maintain maximum production, sugarcane crops (grown on sandy soil such as Alico’s) must be rotated every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. Due to dwindling profit margins, uncertainty surrounding the facility where the Company delivers its product, and an unfavorable price determinant, Alico chose to reduce its sugarcane planting activities during the fiscal years ended September 30, 2008 and August 31, 2007. This decision caused the Company to harvest progressively less sugarcane during the fiscal years ended September 30, 2010 and 2009. Since that time, the market outlook for sugar has improved, key input costs such as fuel and fertilizer have declined, more details concerning the future of the facility have become known and the Company was able to successfully negotiate a more favorable pricing arrangement with its sole customer.

The Company has undertaken a program to replant its sugarcane fields in order to achieve prior production levels. The results from these efforts are expected to begin to be realized during fiscal year 2011. Accordingly, the Company’s expected sugarcane tonnage for the fiscal year ending September 30, 2011 is expected to be approximately 229,000 tons.

Due to the smaller yields caused by older plantings, the Company wrote down its sugarcane inventory related to the crop to be harvested during the year ending September 30, 2010 by $1.3 million, which was included as sugarcane operating expenses at September 30, 2009. During the last week of January and first week of February 2009, a cold front swept through Florida causing temperatures to drop into the mid 20’s resulting in damage to Alico’s sugarcane crop of approximately $1.1 million.

Cattle

Alico’s cattle operation is primarily engaged in the production of beef cattle, from time to time feeding cattle at western feedlots and the raising of replacement heifers. Cattle revenues were $4.0 million, $8.2 million, and $6.8 million and gross profits (losses) from cattle operations were $0.3 million, ($2.0 million) and ($2.1 million) for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

The total pounds of beef sold were 4.2 million, 9.3 million and 7.9 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The average price received per pound sold was $0.95, $0.89 and $0.86, for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

The cattle industry has typically operated on a ten year cycle as cow-calf producers expand inventories in response to profits and reduce herd sizes in response to losses. Alico’s strategy was historically based on reducing herd sizes during the expansion phase of the cycle and building herd size through opportunistic acquisitions during the contraction phase. Several atypical factors combined to alter the cattle cycle in the past few years including the utilization of former pastures for corn production due to increased ethanol demand, and drought conditions in the Southeastern United States. Due to these changes, Alico has reevaluated its cattle strategy and has elected to go forward with a reduced cattle herd, focusing on keeping costs to an absolute minimum, selling all of its calves as opposed to retaining them for herd replenishment, and marketing them primarily to third parties directly from the ranch. Based on industry inventory levels and demand projections, Alico currently believes that the expansion cycle of the cattle industry has begun, and expects favorable pricing to continue for the next several years.

The Company’s expense per pound decreased during the fiscal year ended September 30, 2010 when compared with the prior year as a result of aggressive cost cutting measures. Staff reductions and reductions in non-pressing maintenance activities were two of the primary measures taken to achieve the results. Additionally, during the fiscal year ended September 30, 2010, the calves were sold directly to third parties, rather than retaining ownership through the feedlots.

Due to a severe drought during fiscal year 2007, the stress effect from prior hurricanes on the cattle herd, and the aforementioned herd reduction, calf births have declined over the past several years, totaling 6,588, 7,402 and 7,763 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The reduced number of births resulted in increased unit cost per calf during fiscal years ended September 30, 2009 and 2008. Additionally, during fiscal years 2009 and 2008, rising corn prices caused by increased demand for ethanol production caused feeding costs to increase and contributed to losses in fiscal years 2009 and 2008.

In an effort to minimize risk related to its feeding efforts, during the fiscal year ended September 30, 2009 the Company purchased corn used for cattle feed. Subsequent declines in the price of corn after the purchase could not be realized causing the Company to realize substantial losses. Additionally, during the fourth quarter of the fiscal year ended September 30, 2009, the Company, through independent experts and willing third party buyers, valued its breeding herd and determined that it was impaired. The impairment adjustment of $813 thousand was included as a component of the cattle operating expenses for the year ended September 30, 2009.

The Company has undertaken actions to reduce its cost of raising cattle. These actions have included increased fertility testing of the herd, aggressively culling unproductive animals, looking at alternative nutritional programs, staff reductions, changing pasture maintenance practices and utilizing outside expertise. The Company believes that the results of these efforts began to be realized during fiscal year 2010. The Company expects to continue its cattle operations until a more profitable use of the property can be identified. Results from the cattle operations are expected to continue to offset the carrying cost of such property, but are not likely to materially contribute or negatively impact the Company’s consolidated operating results.

Other Agricultural Operations

Other agricultural operations of the Company include vegetable farming, sod production and the sale of native plants to local landscaping companies. During fiscal years 2010, 2009 and 2008, weather events caused severe damage to the Company’s vegetable crops generating losses. Due to these recurring losses, the Company ceased its vegetable operations during the quarter ended June 30, 2010. The acreage and equipment previously utilized by the vegetable operations were redeployed as most advantageous between the Company’s other operating divisions. Due to this redeployment of assets, the cessation of vegetable farming operations did not meet the GAAP criteria for classification as a discontinued operation. The cessation of vegetable farming and redeployment of assets is expected to positively impact cash flows and operating results.

The Company’s sale of sod and native plants are not significant to the overall cash flows, operating results or financial condition of the Company.

Non Agricultural Operations

Land leasing and rentals

Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $2.4 million, $2.7 million and $2.3 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, generating gross profits of $1.3 million, $1.6 million, and $1.7 million. Alico plans to increase its leasing activities as opportunity allows.

Discontinued Operations

Effective June 30, 2008, the Company ceased operating its Plant World facility. For the fiscal year ended September 30, 2008, Plant World generated revenues of $2.6 million and a pretax loss of $1.6 million. Plant World generated losses net of tax effects of $0.9 million or $0.12 per share for the fiscal year ended September 30, 2008. The Company is currently leasing the Plant World facilities to a commercial greenhouse operator and has sold a portion of the equipment used to operate the greenhouse. The results of Plant World’s operations and equipment sales have been reported as discontinued operations.

The Company dissolved its Agri subsidiary during the fourth quarter of fiscal year 2010, transferring its assets to Alico and its subsidiaries. The costs of dissolution were not material to the Company.

Changes in officers and directors

Scott Whitney was named as the Company’s Chief Financial Officer in September 2010. Patrick W. Murphy, the Company’s former CFO announced his resignation in August 2010. For further details related to these events, please refer to the Company’s 8-K filings dated August 23, 2010 and September 15, 2010.

Ken Smith, PhD, was named as the Company’s Chief Operating Officer in June 2010. Dr. Smith had previously served as the Vice-President of Agricultural Operations for Alico’s controlling shareholder, Atlantic Blue Group, Inc. and has worked as a private consultant for various cattle operations, including Alico. Dr. Smith has also previously served in various management positions with Purina Mills, Inc. He holds BS and MS degrees in Animal Science from West Texas State University and a PhD from Texas Tech University. For further details related to the hiring of Dr. Smith, please refer to the Company’s 8-K filing dated June 30, 2010.

The Board elected Mr. JD Alexander as President and Chief Executive Officer of Alico in February 2010. Mr. Alexander also serves as the President and Chief Executive Officer of Alico’s controlling shareholder, Atlantic Blue Group, Inc., a position which he intends to retain. He served as a director of Alico, Inc. in 2004 and 2005 and has served on the Alico Board since January 2008 to the present. Mr. Alexander has served as a Florida State Senator from 2002 to the present and previously served as a Florida State Representative from 1998 to 2002. Mr. Alexander previously served as Vice President of Alico’s citrus division from 1987 to 1997. The Company’s previous President and Principal Executive Officer, Steven M. Smith, resigned in February 2010. For further details related to the appointment of Mr. Alexander and the resignation of Mr. Smith, please refer to the Company’s 8-K filing dated February 24, 2010.

Director Evelyn D’An resigned from the Board of Directors in February 2010. Mr. Ramon A. Rodriguez replaced Ms. D’An as Chairman of the Company’s Audit Committee and as the Committee’s Financial Expert as required by applicable SEC and Nasdaq Rules. Mr. Rodriguez currently also serves as Chairman of the Audit Committee of Republic Services, Inc., a solid waste company listed on the NYSE. For further details related to the appointment of Mr. Rodriguez and the resignation of Ms. D’An, please refer to the Company’s 8-K filing dated February 22, 2010.

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

Dan L. Gunter resigned as Chief Executive Officer effective November 17, 2008. Mr. Gunter also executed a Transition, Severance, Consulting and Non-Compete agreement with Alico effective November 21, 2008, the terms of which have been satisfied and are more fully described in the Company’s Form 8-K filed on November 21, 2008.

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

Off Balance Sheet Arrangements

Alico through its wholly owned subsidiary Bowen enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $28.3 million at September 30, 2010. All of these purchases were covered by sales agreements at prices exceeding cost. Bowen management currently believes that all committed sales quantities can be purchased below the committed sales price. All of these contracts will be fulfilled by the end of the fiscal year 2013.

Disclosure of Contractual Obligations

The contractual obligations of Alico at September 30, 2010 are set forth in the table below:

	Payments due by Period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 + years
Long-term debt	$73,460	$1,281	$6,546	$4,633	$61,000
Expected interest on debt	16,745	2,159	3,953	3,499	7,134
Citrus purchase contracts	28,336	23,654	4,682	—	—
Retirement benefits	3,792	303	605	688	2,196
Consulting contracts	158	158	—	—	—
Leases — operating	646	442	204	—	—

Total	$123,137	$27,997	$15,990	$8,820	$70,330

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

Net Realizable Value of Inventory - Alico records inventory at the lower of cost or net realizable value. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity, observable prices, estimated completion costs and other relevant factors that may affect the net realizable value.

Revenue Recognition - Revenue from agricultural crops is recognized at the time the crop is harvested and delivered to the customer. Based on buyers’ and processors’ advances to growers, cash and futures markets and combined with experience in the industry, management reviews the reasonableness of the revenue accruals quarterly. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenue can be significant, and can be either positive or negative. During the periods presented, no material adjustments were noted to the reported revenues of Alico’s crops for any of the periods covered by this report.

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

In recognizing revenue from land sales, Alico applies specific sales recognition criteria to determine when land sales revenue can be recorded. For example, in order to fully recognize gain resulting from a real estate transaction, the sale must be consummated with a down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold. When these criteria are not met, based on the estimated collectability of the receivable and sufficiency of any down payment, the Company recognizes gain proportionate to collections utilizing either the installment method or deposit method as appropriate.

Variable Interest and Equity Method Investments - Alico evaluates investments for which the Company does not hold an equity interest of at least 50% based on the amount of control Alico exercises over the operations of the investee, Alico’s exposure to losses in excess of its investment, its ability to significantly influence the investee and whether Alico is the primary beneficiary of the investee. In May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have been declared delinquent. Based on the criteria above, Alico is accounting for its investment in the Magnolia TC-2 fund following the equity method, whereby the investment in Magnolia is recorded as a single line on Alico’s balance sheet and changes in the account resulting from Magnolia’s prorated earnings or losses up to Alico’s initial investment are recognized as income or loss to Alico.

Capitalized Costs - Alico capitalizes the cost of growing crops into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as a cost of sale to provide an appropriate matching of costs incurred with the related revenue earned.

Impairment of Investments - Alico values its investments based on unadjusted quoted prices in active markets for investments identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Impairment of Long-Lived Assets - Alico evaluates property, improvements, buildings, cattle, equipment and other long lived assets for impairment when events or changes in circumstances (triggering events) indicate that the carrying value of assets contained in Alico’s financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). Alico recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Income Taxes - Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. Alico regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted. The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgement related to prior years’ tax positions is recognized in the quarter of such change.

Fair Value Measurements - The carrying amounts in the balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. Alico carries its investments and securities available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e.; exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized into one of three different levels depending on the assumptions (i.e.; inputs) used in the valuation. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

Alico’s exposure to market rate risk and changes in interest rates relate primarily to its investment portfolio, term loan and Revolving Line of Credit. Investments are placed with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Alico is adverse to principal loss and provides for the safety and preservation of invested funds by limiting default, market and reinvestment risk. Alico classifies cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit.

Cash equivalents and short-term investments are classified as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts, mutual funds and equities held at various securities brokers and investment banks. No changes in risk management have occurred during the fiscal year ended September 30, 2010.

The table below presents the costs and estimated fair value of the investment portfolio at September 30, 2010:

	Cost	Estimated Fair Value
Marketable Securities and Short-term Investments (1)
Fixed Rate	$1,558	$1,558

(1)	See definition in Notes 1 and 2 in Notes to Consolidated Financial Statements.

Fixed rate investments tend to decline with market rate interest increases. Variable rate investments are generally affected more by general market expectations and conditions. A 1% change in interest rates on Alico’s portfolio would impact Alico’s annual interest revenue by approximately $16 thousand. Additionally, Alico has debt with interest rates that vary with LIBOR. A 1% increase in this rate would impact Alico’s annual interest expense by approximately $690 thousand based on Alico’s outstanding debt under these agreements at September 30, 2010.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of Alico’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2010 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida

December 14, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010, and our report dated December 14, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida

December 14, 2010

ALICO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,926	$18,794
Investments	1,439	3,410
Accounts receivable, net	4,389	1,929
Income tax receivable	1,072	5,994
Inventories	18,601	18,737
Deferred tax asset	—	1,431
Other current assets	1,014	1,040

Total current assets	37,441	51,335
Mortgages and notes receivable, net of current portion	93	7,221
Investment in Magnolia Fund	12,699	—
Investments, deposits and other non-current assets	3,666	8,984
Deferred tax assets	9,159	7,356
Cash surrender value of life insurance	786	6,291
Property, buildings and equipment	186,535	178,736
Less accumulated depreciation	(61,562)	(59,688)

Total assets	$188,817	$200,235

(Continued)

ALICO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2010	2009
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,988	$1,283
Current portion of notes payable	1,281	5,122
Accrued expenses	1,025	2,252
Dividend payable	738	1,014
Accrued ad valorem taxes	1,818	1,967
Other current liabilities	1,062	1,006

Total current liabilities	7,912	12,644
Notes payable, net of current portion	72,179	73,806
Deferred retirement benefits, net of current portion	3,489	3,229
Other liabilities	—	3,680

Total liabilities	83,580	93,359

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000 shares; issued and outstanding, none.	—	—
Common stock, $1 par value. Authorized 15,000 shares; issued 7,386 and outstanding of 7,379 in 2010; issued 7,377 and outstanding 7,375 in 2009	7,379	7,377
Additional paid in capital	9,310	9,480
Treasury stock	(172)	(52)
Accumulated other comprehensive income	—	3
Retained earnings	88,720	90,068

Total stockholders’ equity	105,237	106,876

Total liabilities and stockholders’ equity	$188,817	$200,235

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Fiscal years ended September 30,
	2010	2009	2008
Operating revenue
Agricultural operations	$77,192	$85,141	$109,833
Non-agricultural operations	2,600	3,015	2,679
Real estate operations	—	1,372	3,870

Total operating revenue	79,792	89,528	116,382

Operating expenses
Agricultural operations	66,988	81,197	98,090
Non-agricultural operations	1,271	1,228	706
Real estate operations	1,610	5,265	3,529

Total operating expenses	69,869	87,690	102,325

Gross profit	9,923	1,838	14,057
Corporate general and administrative	6,458	9,096	11,478

Profit (loss) from continuing operations	3,465	(7,258)	2,579
Other (expense) income:
Profit on sales of bulk real estate	—	1,646	817
Interest & investment income	919	594	7,745
Interest expense	(6,879)	(5,430)	(6,565)
Other	671	6,961	262

Total other (expense) income, net	(5,289)	3,771	2,259

(Loss) income from continuing operations before income taxes	(1,824)	(3,487)	4,838
(Benefit from) provision for income taxes	(1,201)	162	(765)

(Loss) income from continuing operations	(623)	(3,649)	5,603
Loss from discontinued operations, net of taxes	—	—	(890)

Net (loss) income	$(623)	$(3,649)	$4,713

Weighted-average number of shares outstanding	7,374	7,377	7,390

Weighted-average number of shares outstanding assuming dilution	7,374	7,377	7,394

Per share amounts- (loss) income from continuing operations:
Basic	$(0.08)	$(0.49)	$0.76
Diluted	$(0.08)	$(0.49)	$0.76
Per share amounts- net (loss) income
Basic	$(0.08)	$(0.49)	$0.64
Diluted	$(0.08)	$(0.49)	$0.64
Dividends	$0.10	$0.69	$1.10

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	September 30,
	2010	2009	2008
Common Stock
Beginning balance	$7,377	$7,376	$7,376
Shares issued (2 thousand in 2010 and 1 thousand in 2009)	2	1	—

Ending balance	$7,379	$7,377	$7,376

Additional Paid in Capital
Beginning balance	$9,480	$9,474	$10,199
Stock issuances	48	55	—
Director compensation	(20)	(118)	(114)
Employee compensation	(198)	186	(531)
Stock option exercises	—	(117)	(80)

Ending balance	$9,310	$9,480	$9,474

Treasury stock
Beginning balance	$(52)	$(64)	$(891)
Purchases	(628)	(934)	(1,196)
Issuances to Directors	444	651	567
Issuances to Employees	64	91	1,345
Stock option exercises	—	204	111

Ending balance	$(172)	$(52)	$(64)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$3	$(92)	$49
Unrealized holding gain (loss) on securities	—	2	(209)
Reclassifications for amounts realized in net income	(3)	92	68
Deferred taxes on stock option exercises	—	1	—

Ending balance	$—	$3	$(92)

Retained Earnings
Beginning balance	$90,068	$98,799	$100,213
Net (loss) income	(623)	(3,649)	4,713
Dividends	(725)	(5,082)	(6,127)

Ending balance	$88,720	$90,068	$98,799

Total Stockholder Equity	$105,237	$106,876	$115,493

Total Comprehensive (loss) income	$(626)	$(3,555)	$4,572

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(623)	$(3,649)	$4,713
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation & amortization	7,221	7,544	8,317
Non-cash gains and losses	(663)	(1,358)	(370)
Magnolia fund undistributed earnings	(549)	—	—
Deferred income tax expense, net	(259)	(1,288)	(1,694)
Deferred retirement benefits	269	458	(276)
Asset impairments	980	5,955	1,719
Loss from non consolidated joint venture	—	—	653
Stock based compensation	353	865	1,267
Cash provided by (used for) changes in:
Accounts receivable	(2,627)	3,101	8,809
Inventories	136	8,714	(219)
Accounts payable & accrued expenses	(1,087)	(3,644)	(169)
Income taxes payable/receivable	4,922	113	(9,525)
Other	(960)	(404)	547

Net cash provided by operating activities	7,113	16,407	13,772

Cash flows from investing activities:
Real estate deposits and accrued commissions	—	(1,324)	100
Proceeds from surrender of insurance policies	5,704	1,207	—
Purchases of property and equipment	(8,203)	(6,705)	(6,130)
Purchases of investments	(12,149)	(9,017)	(46,863)
Proceeds from disposals of property and equipment	1,171	543	1,511
Proceeds from the sales of investments	6,723	27,142	64,986
Collection of mortgages and notes receivable	85	1,926	2,830

Net cash (used for) provided by investing activities	(6,669)	13,772	16,434

(Continued)

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2010	2009	2008
Cash flows from financing activities:
Proceeds from share based exchanges	—	104	31
Treasury stock purchases	(628)	(934)	(1,196)
Proceeds from notes payable	130,861	40,879	42,040
Principal payment of notes payable	(136,329)	(99,709)	(40,166)
Loan origination fees	(1,202)	—	—
Dividends paid	(1,014)	(6,095)	(8,144)

Net cash provided by (used for) financing activities	(8,312)	(65,755)	(7,435)

Net (decrease) increase in cash and cash equivalents	(7,868)	(35,576)	22,771
Cash and cash equivalents:
At beginning of year	18,794	54,370	31,599

At end of year	$10,926	$18,794	$54,370

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	4,641	5,963	8,182

Cash paid for income taxes, including related interest	—	1,216	10,579

Non-cash investing activities:
Reclassification of breeding herd to property and equipment	557	552	458

Reclassification of foreclosed mortgage to property and equipment	$5,950	$—	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008

(in thousands except for unit data)

(1) Summary of Significant Accounting Policies

(a) Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Alico, Inc. (Alico) and its wholly owned subsidiaries, Alico Land Development, Inc. (ALDI) (formerly known as Saddlebag Lake Resorts, Inc.), Alico-Agri, Ltd. (Alico-Agri), Alico Plant World, LLC (Plant World), Agri-Insurance, Co., Ltd (Agri) and Bowen Brothers Fruit, LLC (Bowen) (collectively referred to as the “Company”), after elimination of all significant intercompany balances and transactions.

(b) Revenue Recognition

Revenue from agricultural crops is recognized at the time the crop is harvested and delivered to the customer. Based on buyers’ and processors’ advances to growers, cash and futures markets combined with experience in the industry, management reviews the reasonableness of the revenue accruals quarterly. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenue can be significant, and can be either positive or negative. During the periods presented, no material adjustments were noted to the reported revenues of Alico’s crops for any of the periods covered by this report.

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

(c) Real Estate

In recognizing revenue from land sales, Alico applies specific sales recognition criteria to determine when land sales revenue can be recorded. For example, in order to fully recognize gain resulting from a real estate transaction, the sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold. When these criteria are not met, based on the estimated collectability of the receivable and sufficiency of any down payment, the Company recognizes gain proportionate to collections utilizing either the installment method or deposit method as appropriate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(d) Investments

Investments, except for the investment in Magnolia (see Note 1(s)), are carried at their fair value. Net unrealized investment gains and losses that are deemed to be temporary, are recorded net of related deferred taxes in accumulated other comprehensive income within stockholders’ equity until realized. Unrealized losses determined to be other than temporary are recognized in the statement of operations in the period the determination is made. The cost of all investments is determined on the specific identification method.

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

(e) Accounts receivable

Accounts receivable are generated from the sale of citrus, sugarcane, cattle, leasing and other transactions. Alico provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s account.

(f) Inventories

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

(g) Mortgages and notes receivable

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

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

The breeding herd consists of purchased animals and animals raised on the ranch. Purchased animals are stated at the cost of acquisition. The cost of animals raised on the ranch is based on the accumulated cost of developing such animals for productive use.

Depreciation for financial reporting purposes is computed on straight-line or accelerated methods over the estimated useful lives of the various classes of depreciable assets.

Alico reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

(i) Investments, Deposits and Other Non-Current Assets

Investments primarily include stock owned in agricultural cooperatives, marketable debt securities for which there is no readily available market, and loan origination fees. Marketable debt securities are valued as discussed in item 1(d) of the Summary of Significant Accounting Policies. Investments in stock related to agricultural co-ops and deposits are carried at cost. Alico uses cooperatives to process and sell sugarcane and citrus. Cooperatives typically require members to acquire stock ownership as a condition for the use of its services. The investment in Magnolia is discussed in Note 1(s).

(j) Income Taxes

Alico accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Alico includes interest and penalties from taxing authorities as a component of income tax expense. The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgement related to prior years’ tax positions is recognized in the quarter of such change.

(k) Earnings per Share

Outstanding stock options and restricted stock shares represent the only dilutive effects reflected in the computation of weighted average shares outstanding assuming dilution during the periods presented. There were no stock options issued or outstanding at September 30, 2010. The non-vested restricted shares entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of basic earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(l) Cash Flows

For purposes of the cash flows, cash and cash equivalents include cash on hand and investments with an active market and an original maturity of less than three months.

At various times throughout the year, and at September 30, 2010, some deposits held at financial institutions were in excess of federally insured limits. However, Alico places its cash deposits with high quality financial institutions and believes it is not exposed to significant credit risk with these accounts.

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

(o) Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes both net income or loss and other comprehensive income or loss. Items included in other comprehensive income or losses are classified based on their nature. The total of other comprehensive income or loss for a period has been transferred to an equity account and displayed as “accumulated other comprehensive income” in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(p) Stock-Based Compensation

Alico measures and recognizes compensation cost at fair value for all share-based payments, including stock options and restricted share awards. Stock-based compensation costs were included in real estate and general and administrative expenses in the consolidated statements of operations. This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of September 30, 2010.

(q) Reclassifications

Certain amounts from 2009 and 2008 have been reclassified to conform to the 2010 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

(r) Major customers

For the fiscal year ended September 30, 2010, Alico’s largest customer accounted for 23% of operating revenue. Alico’s largest customer is United States Sugar Corporation (USSC), for whom Alico grows raw sugarcane. Since the inception of its sugarcane program in 1988, Alico has sold 100% of its product through a pooling agreement with USSC, a local Florida sugar mill. Additionally, Alico sells citrus to Southern Gardens, a wholly owned subsidiary of USSC. These marketing arrangements involve marketing pools which allow the contracting party to market Alico’s product in conjunction with the product of other entities in the pool and pay Alico a proportionate share of the resulting revenue from the sale of the entire pooled product. While Alico believes that it can replace the citrus processing portion of the contract with other customers, it may not be able to do so quickly and the results may not be as favorable as the current contracts. Due to the location of the Company’s sugarcane fields relative to location of alternative processing plants, the loss of USSC as a customer would have a negative material impact on the Company’s sugarcane operations.

Details concerning sales and receivables from USSC and Alico’s other major customers are as follows as of and for the fiscal years ended September 30:

	Accounts receivable		Revenue			% of Total Revenue
	2010	2009	2010	2009	2008	2010	2009	2008
USSC	$697	$1,121	$4,097	$7,624	$9,671	5%	9%	8%
Southern Gardens	1,795	—	14,471	14,031	15,041	18%	16%	13%
Cutrale Citrus Juices	—	—	17,509	15,950	21,162	22%	18%	18%
Florida Orange Marketers, Inc.	—	—	14,362	13,490	13,396	18%	15%	12%
Citrosuco North America, Inc.	—	—	4,468	9,973	13,336	6%	11%	11%

(s) Variable Interest and Equity Method Investments

Alico accounts for its investment in Magnolia under the equity method (see note 17). Alico evaluates investments for which the Company does not hold an equity interest of at least 50% based on the amount of control Alico exercises over the operations of the investee, Alico’s exposure to losses in excess of its investment, its ability to significantly influence the investee and whether Alico is the primary beneficiary of the investee. Investments held not meeting the above criteria are accounted for under the equity method whereby Alico’s ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the balance sheet and as a non-operating item in the income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(2) Investments, deposits and other assets

The Company’s investments, deposits and other assets consist of the following:

	September 30, 2010			September 30, 2009
	Current	Non-current	Total	Current	Non-current	Total
Municipal bonds	$—	$—	$—	$—	$3,373	$3,373
Auction rate mutual funds (municipals)	—	—	—	—	1,108	1,108
U.S. Treasury notes and bonds	—	—	—	—	—	—
Corporate bonds	—	—	—	2,003	—	2,003

Available for sale securities	—	—	—	2,003	4,481	6,484
Certificates of deposit	1,439	119	1,558	1,407	117	1,524
Cooperative retains receivable, net	—	1,454	1,454	—	1,286	1,286
Stock in agricultural cooperatives	—	374	374	—	595	595
Escrowed funds	—	150	150	—	150	150
Intangibles	—	1,231	1,231	—	557	557
Tax certificates	—	164	164	—	1,305	1,305
Other	—	174	174	—	493	493

Total	$1,439	$3,666	$5,105	$3,410	$8,984	$12,394

The Company reports available for sale securities at estimated fair value. Unrealized gains and losses occurring solely due to changes in market interest rates are recorded as other comprehensive income, net of related deferred taxes, until realized. During the year ended September 30, 2009, the Company recognized losses totaling $816 thousand which were determined to be other than temporary impairments in fair values. These losses related to the auction rate municipal bonds and mutual funds held by the Company, for which there was not an active market.

Realized gains and losses on the disposition of securities and recognition of impairment were charged to interest and investment income and are as follows:

	Fiscal years ended September 30,
	2010	2009	2008
Realized gains	$281	$16	$45
Realized losses	(40)	(930)	(9)

Net	$241	$(914)	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(3) Mortgages and Notes Receivable

Mortgage and notes receivable arose from real estate and other property sales. The balances are as follows:

	September 30,
	2010	2009
Mortgage notes receivable on retail land sales	$120	$163
Mortgage notes receivable on bulk land sales	—	52,204
Other notes receivable	30	75

Total mortgages and notes receivable	150	52,442
Less: Deferred revenue	—	(45,146)
Discount on note to impute market interest	—	(3)
Current portion	57	(72)

Non-current portion	$93	$7,221

The mortgage note receivable on bulk land sales related to a parcel in Lee County, Florida referred to as the “East parcel” which was sold to the Ginn Companies (“Ginn”). Gains from commercial or bulk land sales are not recognized until payments received for property to be developed within two years after the sale represent a 20% continuing interest in the property or for property to be developed after two years, a 25% continuing interest in the property according to the installment sales method. The continuing interest thresholds for gain recognition were not met for the East contract at September 30, 2009 and Alico-Agri was recognizing gains proportionate to principal receipts through deferred gain accounts which served to discount the mortgage note receivables under the installment method.

Interest was scheduled to accrue on the unpaid balance of the note and be paid in quarterly installments. In April 2009, the purchaser defaulted on the East parcel contract. Alico-Agri reclaimed the property in September 2010. Pursuant to the foreclosure, the net balances of $6.6 million, which represented the balances of the mortgage note, deferred revenue, accrued interest, tax certificates and the associated accrued commission payable, were reclassified as basis in the property.

(4) Inventories

A summary of the Company’s inventories at September 30, 2010 and 2009 is shown below:

	2010	2009
Unharvested fruit crop on trees	$13,164	$13,538
Unharvested sugarcane	4,641	2,585
Beef cattle	650	1,363
Plants and vegetables	—	946
Sod	84	249
Other	62	56

Total inventories	$18,601	$18,737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

Alico records its inventory at the lower of cost or net realizable value. The following schedule details the net realizable value adjustments to the Company’s inventories during the periods reported. All adjustments to inventory resulted from changing market conditions for the respective crops and were recognized as operating expenses in the period of adjustment:

	Year Ended September 30,
	2010	2009	2008
Unharvested sugarcane	$—	$1,286	$—
Beef cattle	—	1,011	2,300
Plants and vegetables	—	658	$—
Unharvested sod	—	—	1,300

Total	$—	$2,955	$3,600

(5) Property, Buildings and Equipment

A summary of the Company’s property, buildings and equipment at September 30, 2010 and 2009 is shown below:

	2010	2009	Estimated Useful Lives
Breeding herd	$10,924	$11,295	5-7 years
Buildings	9,697	9,590	5-40 years
Citrus trees	34,359	33,392	22-40 years
Sugarcane	7,636	6,182	4-15 years
Equipment and other facilities	38,361	38,588	3-40 years

Total depreciable properties	100,977	99,047
Less accumulated depreciation	61,562	59,688

Net depreciable properties	39,415	39,359
Land and land improvements	85,558	79,689

Net property, buildings and equipment	$124,973	$119,048

Due to decreases in the market prices of Florida real estate, the Company evaluated several of its properties for impairment at September 30, 2010, 2009 and 2008. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties or obtained independent third party appraisals from a qualified real estate appraiser. Additionally, due to losses in its cattle division and increasing costs to raise cattle for breeding purposes, Alico also evaluated its breeding herd for impairment utilizing market observations and quotes for similar herds based on ages, condition and pregnancies.

Alico-Agri foreclosed on a parcel of property and took possession of the property in September 2010. Pursuant to the foreclosure, $6.6 million, the net balances, which represented the balances of the mortgage note, deferred revenue, accrued interest, tax certificates and the associated accrued commission payable, were reclassified as basis in the property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

The table below summarizes impairments recorded to fixed assets during the past three fiscal years:

	Polk County Property	Plant World Property	Breeding herd
Acreage	290	50	N/A
Remaining adjusted carrying value at September 30, 2007	$7,300	$3,610	$12,368
Less: Depreciation	—	(258)	(371)

Adjusted basis before impairments	7,300	3,352	11,997
Impairments recognized during fiscal years ended:
September 30, 2010	(980)	—	—
September 30, 2009	(2,790)	(1,460)	(813)
September 30, 2008	(1,480)	—	(260)

Remaining adjusted carrying value at September 30, 2010	$2,050	$1,892	$10,924

Real estate impairments were included as real estate operating expense in the Statement of Operations, while the impairment to the breeding herd was included as agricultural operating expense in the Statement of Operations and as an operating expense of the cattle segment.

(6) Indebtedness

The Company’s indebtedness was as follows:

	Revolving line of Credit	Term note	Mortgage note payable	All other	Total
September 30, 2010
Principal balance outstanding	$29,000	$40,000	$4,433	$27	$73,460
Remaining available credit	$31,000	—	—	—	$31,000
Effective interest rate	2.76%	2.76%	6.68%	Various
Scheduled maturity date	Oct. 2020	Oct. 2020	March 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various
September 30, 2009
Principal balance outstanding	$27,340	$45,828	$5,700	$60	$78,928
Remaining available credit	$47,660	—	—	—	47,660
Effective interest rate	2.63%	6.79%	6.68%	Various
Scheduled maturity date	Aug. 2012	Sept. 2018	Mar. 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

In September 2010, Alico entered into an agreement with Rabo-Agri Finance (Rabo) for $100 million to refinance its term note and revolving line of credit with Farm Credit of Southwest Florida (Farm Credit). Proceeds from the Agreement were used to extinguish the Company’s term note and revolving line of credit with Farm Credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

Major provisions of the Agreement were as follows:

Rabo will provide the Company with a Term Note of $40.0 million and a Revolving Line of Credit (RLOC) of $60.0 million. Among other requirements, the Agreement provides that Alico must maintain a current ratio of not less than 2 to 1, a debt ratio of not greater than 60%, minimum tangible net worth of $80 million and a debt service coverage ratio of not less than 1.15 to 1. A breach of the debt service coverage ratio will not be considered an event of default unless the ratio is breached for two consecutive years.

The 10 year $40.0 million Term Note bears interest at a floating rate of one month LIBOR plus 250 basis points payable quarterly beginning October 1, 2010. Quarterly principal payments of $500 thousand will commence beginning October 1, 2011. Thereafter, quarterly payments of $500 thousand principal plus accrued interest will be payable on the first day of January, April, July and October until the notes maturity on October 1, 2020, when the remaining principal balance and accrued interest shall be due and payable. The Term Note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves with a third party appraised value of $81.6 million.

The Agreement also provides a 10 year $60.0 million RLOC which bears interest at a floating rate equal to one month LIBOR plus 250 basis points on the outstanding balance payable quarterly beginning October 1, 2010. Thereafter, quarterly interest will be payable on the first day of January, April, July and October until the RLOC matures on October 1, 2020, when the remaining principal balance and accrued interest shall be due and payable. Proceeds from the RLOC may be used for general corporate purposes including: (i) the normal operating needs of Alico and its operating divisions, (ii) the purchase of capital assets and (iii) the payment of dividends. The RLOC is collateralized by 44,277 acres of farmland with a third party appraised value of $126.5 million currently utilized by the Company’s sugarcane, leasing and cattle operations.

The prepayment of the Term Loan with Farm Credit resulted in the Company incurring a one-time charge of $3.1 million and the recognition of approximately $305 thousand of unamortized loan origination fees, which were charged to interest expense during the Company’s fourth quarter ended September 30, 2010. Loan origination fees incurred as a result of entry into the Agreement, including appraisal fees, document stamps, legal fees and lender fees of approximately $1.2 million, were capitalized and will be amortized over the remaining term of the Agreement. Farm Credit released approximately 43,847 of property utilized by Alico’s cattle and leasing operations in connection with the refinance.

Alico, Inc. has a Mortgage with Farm Credit of Southwest Florida collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

Maturities of the Company’s debt were as follows at September 30, 2010:

Due within 1 year	$1,281
Due between 1 and 2 years	3,279
Due between 2 and 3 years	3,267
Due between 3 and 4 years	2,633
Due between 4 and 5 years	2,000
Due beyond five years	61,000

Total	$73,460

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

Interest costs expensed and capitalized were as follows:

	Fiscal years ended September 30,
	2010	2009	2008
Interest expense	$6,879	$5,430	$6,565
Interest capitalized	98	51	36

Total interest cost	$6,977	$5,481	$6,601

The interest expense for the fiscal year ended September 30, 2010 includes a prepayment penalty of $3.1 million and $305 thousand of loan fees as noted earlier.

(7) Stock Based Compensation

On February 20, 2009, Alico adopted the 2008 Alico, Inc. Incentive Equity Plan (The 2008 Plan) pursuant to which the Board of Directors of Alico may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The 2008 Plan authorized grants of shares or options to purchase up to 350,000 shares of authorized but unissued common stock to be funded by treasury purchases. During November 1998 to November 2008, Alico made grants under similar terms pursuant to its 1998 Plan.

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

Alico grants restricted shares to certain key employees as long term incentives. The restricted shares vest in equal annual installments. The payment of each installment is subject to continued employment with Alico. In fiscal years ended September 30, 2010, 2009, and 2008, 5,071, 3,571, and 12,000 restricted shares, respectively, vested in accordance with these grants. The table below summarizes Alico’s restricted share awards granted during the fiscal years ended September 30, 2010, 2009 and 2008:

Grant Date	Shares Granted	Fair Market Value on Date of Grant	Compensation Expense Recognized for FY 2010	Compensation Expense Recognized for FY 2009	Compensation Expense Recognized for FY 2008	Weighted Average Grant date Fair value Per share
April 2006	20,000	$908	—	—	(180)
October 2006	20,000	1,239	—	—	453
January 2008	25,562	1,040	$(130)	$232	$541	$
September 2008	7,500	331	47	96	—

Total	73,062	$3,518	$(83)	$328	$814		$48.94

On October 27, 2006, the Board awarded 20,000 shares of restricted stock to the Chief Executive Officer as additional compensation. Under the terms of the agreement, 4,000 shares vested effective August 31, 2006, 4,000 vested effective August 31, 2007 and the remaining 12,000 shares vested upon the CEO’s retirement on June 30, 2008. The fair value per share was $61.96 on the date of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

A grant of 25,562 restricted shares was made to four senior executives in January 2008 with a fair value of $40.67 per share to replace previous retirement benefits granted, of which 7,707 of the shares vested immediately. In January 2010 and 2009, 3,571 shares vested in each year and the shares were issued from treasury stock. In February 2010 the Principal Executive Officer resigned and forfeited 3,539 shares. In August 2010, the CFO announced his resignation but continues to work with the Company through a transition period. Additionally, in October 2010, the Director of Human Resources resigned and forfeited 4,005 shares. As a result of the resignations, the Company recorded an allowance of $211 thousand against compensation expense during fiscal year 2010. Of the remaining 3,171 shares granted in January 2008, 1,057 shares are scheduled to vest annually in January of each year until fully vested.

On September 30, 2008, Alico, through its subsidiary ALDI, hired a President. As a portion of the total compensation package, the Board awarded 7,500 shares of restricted stock. Under the terms of the agreement, 1,500 of the shares vested on September 30, 2010 and an additional 1,500 shares will continue to vest in September of each year until they are fully vested. The fair value per share was $44.13 on the date of the award.

No stock options or stock appreciation rights have been granted since February 2004. There were no outstanding stock options or appreciation rights outstanding at September 30, 2010.

Alico is recognizing compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award. The fair value of the unvested restricted stock awards at September 30, 2010 was $213 thousand and will be recognized over a weighted average period of three years.

(8) Income Taxes

The (benefit from) provision for income taxes for the fiscal years ended September 30, 2010, 2009, and 2008 is summarized as follows:

	Fiscal years ended September 30,
	2010	2009	2008
Current:
Federal income tax	$(74)	$268	$(355)
State income tax	(869)	439	763

	(943)	707	408

Deferred:
Federal income tax	(901)	(408)	(1,245)
State income tax	643	(137)	(487)

	(258)	(545)	(1,732)

Total (Benefit from) provision for income taxes	(1,201)	162	(1,324)

Provision for continuing operations	(1,201)	162	(765)
Provision for discontinued operations	—	—	(559)

Total (benefit from) provision for income taxes	$(1,201)	$162	$(1,324)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

Following is a reconciliation of the expected income tax (benefit) expense for continuing operations computed at the U.S. Federal statutory rate of 34% and the actual income tax provision for the fiscal years ended September 30, 2010, 2009 and 2008:

	Fiscal year ended September 30,
	2010	2009	2008
Expected income tax	$(620)	$(1,185)	$1,665
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(66)	(54)	317
Nontaxable interest and dividends	(37)	(39)	(590)
Federal impacts from IRS exam and tax return amendments	404	—	(5,409)
Deferred rate adjustment	—	185	—
Tax liability adjustments	—	194	334
Change in valuation allowance	(569)	651	—
Property, plant & equipment deferreds	—	—	1,651
Permanent and other reconciling items, net	(313)	410	1,267

Total (benefit from) provision for income taxes	$(1,201)	$162	$(765)

Some items of revenue and expense included in the statement of operations may not be currently taxable or deductible on the income tax returns. Therefore, income tax assets and liabilities are divided into a current portion, which is the amount expected to be realized within the next twelve months, and a deferred portion, which is the amount attributable to another year’s tax return. The revenue and expense items not currently taxable or deductible are called temporary differences.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2010 and 2009 are presented below:

	2010	2009
Deferred Tax Assets:
Contribution carry forward	$523	$873
Deferred retirement benefits	1,409	1,326
Inventories	167	698
Stock options compensation	44	154
Property and Equipment	5,720	5,129
Net operating losses	1,991	682
Other	337	1,064

Total gross deferred tax assets	10,191	9,926

Less: Contribution carry forward allowance	(82)	(651)

	$10,109	$9,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

	2010	2009
Deferred Tax Liabilities:
Revenue recognized from citrus and sugarcane	$236	$4
Patronage Dividends	619	484
Inventories	208	—
Other		—

Total gross deferred tax liabilities	$1,063	$488

Net deferred income tax asset	$9,046	$8,787

Based on Alico’s history of taxable earnings and its expectations for the future, with the exception of the contribution carry forward for which an allowance of $82 thousand was made, management has determined that its taxable income will more likely than not be sufficient to fully recognize all deferred tax assets.

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

As a result of the taxation of real property contributions to Agri, the Company increased its basis in those properties to their taxed values, creating deferred tax assets. The deferred tax assets will be ultimately realized when the Company sells the parcels and pays the associated taxes resulting from the sale.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at September 30, 2010.

On October 28, 2010, the Internal Revenue Service (IRS) issued Revenue Agent Reports (RAR) pursuant to its examinations of Alico, Inc. and Agri-Insurance Co., Ltd for the tax years 2005 through 2007. On September 9, 2010 the IRS issued a RAR pursuant to its examination of Alico-Agri, Ltd for the tax years 2005 through 2007. These reports propose changes to the Company’s tax liabilities for each of these tax years and require the Company either to agree with the changes and remit the specified taxes and penalties, or to submit a rebuttal. The Company has obtained extensions from the IRS, allowing Alico until December 14, 2010 to submit its rebuttal.

These reports principally challenge the ability of Agri-Insurance Co., Ltd to elect to be treated as a United States taxpayer and claims that Alico-Agri was a dealer in real estate during the years under examination and therefore was prohibited from recognizing income from real estate sales under the installment method. Based on the positions taken in the report , the IRS has calculated taxes of $14.5 million and penalties due of $8.0 million dollars. The reports did not quantify the interest on the taxes, but the Company estimates that if the IRS were to prevail on all of its positions, Federal interest of $4.9 million would be due. Additionally, were the IRS to prevail on all of its positions, State taxes of $2.5 million along with associated interest of $844 thousand would also be due. The total cash outlay due upon settlement, should the IRS prevail, of combined Federal and State amounts due would be $30.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

The Company maintains that Agri-Insurance Co., Ltd was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico plans to submit a rebuttal to the RAR and if necessary present its case to IRS Appeals for further consideration. Because the earnings of Agri-Insurance Co., Ltd were included in Alico, Inc.’s consolidated returns during the years under audit, and because the purchaser subsequently defaulted on the real estate transactions for which the installment method was utilized, the issues raised by the IRS are primarily timing related and will be reflected in the Company’s deferred tax accounts at September 30, 2010. Penalties and interest would represent the Company’s only additional income statement exposure related to the examinations. Combined Federal and State penalties and interest related to the RARs is $13.7 million.

The state income tax returns for the years under audit by the IRS have not been audited by the Florida Department of Revenue and other State jurisdictions and are subject to audit for the same tax periods open for federal tax purposes. Additionally, the Company has executed statute extensions with the IRS for the years currently under audit until June 2012.

(9) Related Party Transactions

Atlantic Blue Group, Inc.

Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (Atlanticblue) owns approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue is able to elect all the directors and, consequently, to control Alico. Directors which also serve on Atlanticblue’s board are referred to as “affiliated directors”. Atlanticblue issued a letter dated December 3, 2009 reaffirming its commitment to maintaining a majority of independent directors (which may include affiliated directors) on Alico’s board. John R. Alexander, a major shareholder in Atlanticblue, served as Alico’s Chief Executive Officer from February 2005 through June 2008.

John R. Alexander continues to serve on the Company’s Board of Directors as Chairman. Mr. Alexander’s son, JD Alexander, serves as President and Chief Executive Officer of Atlanticblue and in February 2010, was appointed as Alico’s President and Chief Executive Officer. JD Alexander also continues to serve on Alico’s Board of Directors. Robert E. Lee Caswell, Mr. John R. Alexander’s son-in-law, also serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of Atlanticblue (the “Affiliated Directors”).

Mr. JD Alexander is receiving compensation for his services to Alico as its CEO and President. Dr. Ken Smith, Alico’s COO, was formerly employed by Atlanticblue until July 1, 2010. Per the terms of his employment, Dr. Smith may continue to provide consulting services to Atlanticblue during a transition period. Atlanticblue is to reimburse Alico for all services performed by Dr. Smith. Atlanticblue reimbursed Alico $5 thousand during the fiscal year ended September 30, 2010 for services performed on its behalf by Dr. Smith.

The transactions listed below have all been approved by Alico’s Board of Directors and a majority of the Unaffiliated Directors.

As Directors of Alico, the Affiliated Directors receive compensation for their services and reimbursement of travel expenses in accordance with the general policies of the Company the same as the Unaffiliated directors. Director compensation policies are disclosed in Alico’s annual proxy.

Bowen is currently marketing citrus fruit from Tri County Groves, a wholly owned subsidiary of Atlanticblue. During the fiscal years ended September 30, 2010, 2009, and 2008, Bowen marketed 265,586, 236,971 and 310,000 boxes of fruit, respectively, at a gross value of $2.5 million, $2.0 million and $2.9 million, respectively.

The Company’s Chairman of the Board of Directors, John R. Alexander, was a member of the Board of Directors of the Company’s lender, Farm Credit of Southwest Florida from 1992 to April 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

On January 18, 2008 the Company’s Board of Directors approved an unaccountable expense allowance of $5 thousand per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, serves as the owner and Chief Executive Officer of Scenic Highlands Enterprises. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary, and utilities. Alico paid $60 thousand, $60 thousand and $30 thousand during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, pursuant to this agreement. The agreement will continue to be in effect throughout Mr. Alexander’s tenure as Chairman.

During the fiscal years ended September 30, 2010 and 2009, Bowen Brothers marketed 2,670 and 2,928 boxes of fruit from Alexander Properties at a total value of $20 thousand and $19 thousand, respectively. Alexander Properties is a company owned by Mr. John R. Alexander and Mr. JD Alexander.

During the fiscal year ended September 30, 2010, Alico sold equipment to Trevino Equipment, LLC in which John R. Alexander held a financial interest. Trevino Equipment was chosen to purchase the equipment after they submitted the highest bid in a closed bidding process. The transaction totaled $28 thousand.

Effective June 30, 2008 the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600,000 over a three year period. Alico paid $188 thousand, $238 thousand and $62 thousand to Mr. Alexander during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, pursuant to this agreement.

Mr. Wayne Collier (an Atlanticblue shareholder) has a financial interest in a grazing lease in Polk County, FL. The lease was negotiated at arms length and at customary terms.

Former director Baxter Troutman has filed suit against John R. and JD Alexander. The Company is reimbursing Mssrs. Alexander for legal fees to defend the suit in accordance with the Board’s indemnification agreement. All reimbursements are being approved by the Special Committee of the Board comprised of independent directors. Reimbursements pursuant to the litigation were $85 thousand and $38 thousand on behalf of John R. Alexander and $65 thousand and $121 thousand on behalf of JD Alexander during the fiscal years ended September 30, 2010 and 2009, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of $793 thousand, $357 thousand, and $2.0 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the years ended September 30, 2010, 2009, and 2008, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable, resulting from citrus sales, include amounts due from Griffin of $90 thousand and $50 thousand at September 30, 2010, and 2009, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing, and processing costs, for fruit sold through Griffin, totaled $266 thousand, $153 thousand, and $623 thousand for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs and supplies totaling $44 thousand and $21 thousand at September 30, 2010 and 2009, respectively.

Alico purchased fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $1.6 million, $1.8 million, and $2.3 million during the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

During the fiscal year ended September 30, 2010, Bowen marketed 5,127 boxes of fruit for Ben Hill Griffin, Inc. at a value of $62 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

Other

Mr. Charles Palmer, an independent Board Member, and Mr. Steve Smith, the Company’s former President and Principal Executive Officer, held recreational leases with the Company during the fiscal year ended September 30, 2010 and 2009 at the customary terms and rates the Company extends to third parties.

Jim Shuford, President of Bowen Brothers, also serves as the President of Florida Orange Marketers, Inc. (FOM), a major marketer of the Company’s citrus fruit. See Note 1 ( r). Alico’s participation in FOM’s Fruit Marketing Agreement was negotiated and executed by Alico’s CEO prior to Mr. Shuford’s appointment at FOM.

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

Alico’s real estate segment, ALDI is engaged in the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. The real estate segment is also responsible for negotiating and renegotiating sales contracts. Alico’s leasing segment rents land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

Information concerning the various segments of Alico for the fiscal years ended September 30, 2010, 2009, and 2008 is summarized as follows:

	Fiscal years ended September 30,
	2010	2009	2008
Operating revenue (from external customers except as noted)
Bowen	$28,896	$27,998	$45,499
Intersegment fruit sales	7,900	8,374	9,816
Citrus Groves	36,469	36,030	41,167
Sugarcane	4,097	7,624	9,671
Cattle	4,035	8,201	6,793
Real Estate	—	1,372	3,870
Land leasing and rentals	2,357	2,691	2,276

Revenue from segments	83,754	92,290	119,092
Other operations	3,938	5,612	7,106
Less: intersegment revenue eliminated	(7,900)	(8,374)	(9,816)

Total operating revenue	$79,792	$89,528	$116,382

Operating expenses
Bowen	$28,169	$26,660	$44,029
Intersegment fruit sales	7,900	8,374	9,816
Citrus Groves	25,730	27,299	27,637
Sugarcane	3,707	9,809	9,250
Cattle	3,772	10,161	8,920
Real Estate	1,610	5,265	3,529
Land leasing and rentals	1,103	1,117	608

Segment operating expenses	71,991	88,685	103,789
Other operations	5,778	7,379	8,352
Less: intersegment expenses eliminated	(7,900)	(8,374)	(9,816)

Total operating expenses	$69,869	$87,690	$102,325

Gross profit (loss)
Bowen	$727	$1,338	$1,470
Citrus Groves	10,739	8,731	13,530
Sugarcane	390	(2,185)	421
Cattle	263	(1,960)	(2,127)
Real Estate	(1,610)	(3,893)	341
Land leasing and rentals	1,254	1,574	1,668

Segment operating profit	11,763	3,605	15,303
Other operations	(1,840)	(1,767)	(1,246)

Gross profit	$9,923	$1,838	$14,057

As discussed in note 5 to the consolidated financial statements, non-cash impairments of $1.0 million, $4.3 million and $1.5 million were included as operating expenses of the real estate segment in fiscal years ended September 30, 2010, 2009 and 2008, respectively. Non-cash impairment adjustments of $813 thousand and $260 thousand were included as operating expenses of the cattle segment in fiscal years ended September 30, 2009 and 2008, respectively. Aside from depreciation, the impairment charges represent the only significant non-cash expenses of the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

	Fiscal years ended September 30,
	2010	2009	2008
Capital expenditures:
Bowen	$373	$73	$38
Citrus Groves	1,273	1,551	1,899
Sugarcane	3,586	2,186	63
Cattle	1,260	1,154	1,588
Real Estate	1,096	708	1,056
Land leasing and rentals	62	65	449

Segment capital expenditures	7,650	5,737	5,093
Other capital expenditures	553	968	1,037

Total consolidated capital expenditures	$8,203	$6,705	$6,130

Depreciation, depletion and amortizations
Bowen	$315	$358	$335
Citrus Groves	2,021	2,127	2,215
Sugarcane	1,713	1,498	1,709
Cattle	1,292	1,643	1,810
Real Estate	1	—	—
Land leasing and rentals	211	209	90

Total segment depreciation, depletion and amortizations	5,553	5,835	6,159
Other depreciation, depletion and amortizations	1,671	1,709	2,158

Total depreciation, depletion and amortizations	$7,224	$7,544	$8,317

	September 30,
	2010	2009
Total assets:
Bowen	$3,032	$2,816
Citrus Groves	46,244	45,491
Sugarcane	47,529	42,832
Cattle	12,314	13,595
Real Estate	6,706	—
Land leasing and rentals	4,019	4,510

Segment assets	119,844	109,244
Other assets	68,973	90,991

Total assets	$188,817	$200,235

Alico-Agri foreclosed on a parcel of property and took possession of the property in September 2010. Pursuant to the foreclosure, the net balances of $6.6 million, which represented the balances of the mortgage note, deferred revenue, accrued interest, tax certificates and the associated accrued commission payable, were reclassified as basis in the property. This transfer (a non-cash item) was not included as a capital expenditure in the schedules above, but was included in the schedule of total assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(11) Treasury Stock

The Company’s Board of Directors has authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan. Prior to November 2008, Alico provided incentives under its 1998 Plan, and was authorized to purchase up to 650,000 shares. The stock repurchases began in November 2005 and will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18.

The following table provides information relating to purchases of Alico’s common shares on the open market pursuant to Plans approved by Alico’s shareholders on June 10, 2005 and February 20, 2009 for the fiscal years ended September 30, 2010, 2009, and 2008 (whole dollars):

Fiscal period ended	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced plans or programs	Total dollar value of shares purchased
September 30, 2010	23,466	$26.74	120,704	$627,527
September 30, 2009	25,500	$36.63	97,238	$934,008
September 30, 2008	27,968	$42.76	71,738	$1,195,818

The following table outlines the Company’s treasury stock transactions during the past two fiscal years:

	Shares	Cost
Balance October 1, 2008	1,590	$64
Purchases	25,500	934
Issuances	25,185	946

Balance September 30, 2009	1,905	52
Purchases	23,466	628
Issuances	17,905	508

Balance September 30, 2010	7,466	$172

(12) Off Balance Sheet Arrangements

Alico, through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus products during the normal course of its business. Typically, these purchases are covered by sales contracts. The purchase obligations under these purchase agreements totaled $28.3 million at September 30, 2010. All of these purchases were covered by sales agreements at prices exceeding cost. All of these contracts will be fulfilled by the end of the fiscal year ending September 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(13) Discontinued Operations

Effective June 30, 2008, the Company ceased operating its Plant World facility. Plant World generated revenues of $2.6 million for the fiscal year ended September 30, 2008. Plant World generated a loss of $0.9 million (net of taxes of $559 thousand) or $0.12 per share for the fiscal year ended September 30, 2008. The Company is currently leasing the Plant World facilities to a commercial greenhouse operator and has also sold a portion of the equipment used to operate the greenhouse. The results of Plant World’s operations have been reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(14) New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (subsequently codified by ASU 2009-17, Consolidations — Topic 810)

This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 will be effective for Alico’s fiscal year beginning October 1, 2010. The adoption of ASU 2009-17 is not expected to have a material impact on Alico’s financial condition, results of operations, or liquidity.

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

(15) Subsequent events

The Company has evaluated subsequent events through December 14, 2010, the filing date of this report on Form 10-K.

(16) Fair Value Measurements

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

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at September 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

The following table represents the fair values of Alico’s financial assets and liabilities as of September 30, 2009:

Description	Fair Value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale investments	$6,484	$2,003	$3,373	$1,108

	$6,484	$2,003	$3,373	$1,108

The following is a reconciliation of beginning and ending balances for securities using level 3 inputs as defined above for the year ended September 30, 2009:

	Available for sale investments	Total
Beginning balance	$1,170	$1,170
Realized and unrealized gains (losses) included in earnings	—	—
Realized and unrealized gains (losses) included in other comprehensive income	—	—
Purchases, sales, issuances and settlements	—	—
Transfers in or out of level 3	(62)	(62)

Ending balance	$1,108	$1,108

	Interest and investment income	Total
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets held at June 30, 2009	$(816)	$(816)

Alico utilized third party service providers to evaluate its investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were utilized to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.80% at September 30, 2010 and 5.31% at September 30, 2009.

Alico also evaluated its properties for impairment using level 3 inputs during the fiscal years ended September 30, 2010 and 2009, resulting in impairments of $980 thousand and $2.8 million to one Polk County property and a remaining carrying value of $2.0 million and $3.0 million, respectively in 2010 and 2009. Additionally Alico evaluated its Plant World property in 2009 using level 3 inputs, resulting in an impairment of $1.5 million and a remaining carrying value of $2.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, 2009 and for the years ended September 30, 2010, 2009 and 2008—(Continued)

(in thousands except for unit data)

(17) Investment in Magnolia Fund

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

Magnolia recognizes revenue when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Magnolia has recognized the minimum 5% earnings on its tax certificate portfolio. Expenses of the fund include an acquisition fee of 1.0%, a monthly management fee and other administrative costs. Magnolia has recognized the acquisition fee in its entirety, but additional fees are more periodic in nature and will be recognized as incurred over the remaining life of the fund, which is expected to be approximately 30 months.

Alico is accounting for its investment in the fund under the equity method, whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. Due to the acceleration of revenue and acquisition costs as discussed above, Alico recognized $549 thousand of interest and investment income related to its Magnolia investment during the fiscal year ended September 30, 2010. Alico’s potential for loss related to its Magnolia investment is limited to its initial investment and undistributed fund earnings.

(18) Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data (in thousands except for per share amounts) for the fiscal years ended September 30, 2010 and 2009 were as follows:

	Fiscal quarters ended
	December 31,		March 31,		June 30,		September 30,
	2009	2008	2010	2009	2010	2009	2010	2009
Net sales	$14,118	$20,294	$31,654	$33,346	$28,440	$31,181	$5,580	$4,707
Total operating expenses	13,734	18,004	27,598	32,294	23,024	27,438	5,513	9,954

Gross profit (loss)	384	2,290	4,056	1,052	5,416	3,743	67	(5,247)
General & Administrative expenses	1,461	3,001	1,731	2,811	1,637	1,671	1,629	1,613
Other income (expense)	(864)	411	(412)	5,793	15	(1,306)	(4,028)	(1,127)

Income (loss) before income taxes	(1,941)	(300)	1,913	4,034	3,794	766	(5,590)	(7,987)
Income tax expense (benefit)	(571)	(124)	563	1,977	1,506	157	(2,699)	(1,848)

Net income (loss)	$(1,370)	$(176)	$1,350	$2,057	$2,288	$609	$(2,891)	$(6,139)

Basic earnings (loss) per share	$(0.19)	$(0.02)	$0.18	$0.28	$0.31	$0.08	$(0.39)	$(0.83)

During the quarter ended September 30, 2010, the Company recognized $3.4 million of charges related to a refinancing transaction as other expense and a real estate impairment of $980 thousand. During the quarter ended September 30, 2009, the Company recognized $5.1 million of fixed asset impairment charges as operating expenses. During the quarter ended March 31, 2009, the Company recognized $7.0 million pursuant to a settlement with a vendor. This settlement was a one time occurrence and was included as other income. Readers should consider the effects of these non recurring transactions when evaluating the comparability of the quarterly data presented.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Alico maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by Alico in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Alico carried out, under the supervision and with the participation of Alico’s management, including Alico’s Chief Executive Officer and Alico’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of Alico’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation, Alico’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2010, Alico’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Alico’s Chief Executive and Chief Financial Officers and implemented by Alico’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

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

Based on their evaluations of the internal controls, Alico’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, Alico maintained effective internal control over financial reporting.

The effectiveness of internal control over financial reporting as of September 30, 2010 has been audited by McGladrey & Pullen, LLP, an independent registered certified public accounting firm, as stated in their report which is on page 43 of this Form 10-K.

Item 9B.	Other Information.

None.

PART III

Items 10 — 14 of Part III are incorporated by reference to Alico’s proxy expected to be filed on or before January 20, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:

Included in Part II, Item 8 of this Report

Reports of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets — September 30, 2010 and September 30, 2009

Consolidated Statements of Operations — For the fiscal years ended September 30, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — For the fiscal years ended September 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows — For the fiscal years ended September 30, 2010, 2009, and 2008

(b) 2. Financial Statement Schedules:

All schedules not listed above are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(c) 3. Exhibits:

3(i) Articles of Incorporation:

3(i)1	Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).

3(i)2	Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)3	Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(i)4	Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3(ii)	Bylaws

3(ii)(1)	By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)

3(ii)(2)	By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

3(ii)(3)	By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 5, 2010)

(10) Material Contracts

(10.1)	Citrus Processing and Marketing Agreement with Ben Hill Griffin, Inc., dated November 2, 1983, a Continuing Contract. (incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(10.2)	Fruit Purchase Agreement with Southern Gardens Citrus Processing Corporation (incorporated by reference to the Company’s filing on Form 10-K dated November 14, 2007)

(10.3)	Credit agreement with Rabobank Agri-Finance (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2010)

(10.4)	Transition, Severence, Non-Compete and Consulting Agreement with John R. Alexander (incorporated by reference to Alico’s filing on Form 8-K dated June 30, 2008)

(10.5)	Transition, Severence, Non-Compete and Consulting Agreement with Dan L. Gunter (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

(14.1)	Code of Ethics (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

(14.2)	Whistleblower Policy (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

(21)	Subsidiaries of the Registrant — Alico Land Development Company, Inc. (formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971)); Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005)) incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006)

(31.1)	Rule 13a-14(a) certification

(31.2)	Rule 13a-14(a) certification

(32.1)	Section 1350 certifications

(32.2)	Section 1350 certifications

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC.
(Registrant)

December 14, 2010	/s/ JD ALEXANDER
Date	JD Alexander
President & Chief Executive Officer

December 14, 2010	/s/ SCOTT R. WHITNEY
Date	Scott R. Whitney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ JOHN R. ALEXANDER	/s/ JD ALEXANDER
John R. Alexander	JD Alexander
Chairman	Director

/s/ ROBERT E LEE CASWELL	/s/ THOMAS A. MCAULEY
Robert E. Lee Caswell	Thomas A. McAuley
Director	Director

/s/ CHARLES L. PALMER	/s/ RAMON A. RODRIGUEZ
Charles L. Palmer	Ramon A. Rodriguez
Director	Director

/s/ JOHN DARRELL ROOD	/s/ ROBERT J. VIGUET, JR.
John Darrell Rood	Robert J. Viguet, Jr.
Director	Director

/s/ GORDON WALKER
Gordon Walker
Director

December 14, 2010