Form 10-Q
period 2010-12-31
ALICO INC
filed 2011-02-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-261

ALICO, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O Box 338, LaBelle
Florida	33975
(Address of principal executive offices)	(Zip Code)

(863) 675-2966

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐    No    ☒

There were 7,366,358 shares of common stock, par value $1.00 per share, outstanding at par value $1.00 per share, outstanding at February 1, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALICO, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended December 31,
	2010	2009
Operating revenue
Agricultural operations	$15,903	$13,472
Non-agricultural operations	652	646

Total operating revenue	16,555	14,118

Operating expenses
Agricultural operations	13,587	13,329
Non-agricultural operations	325	266
Real estate operations	150	172

Total operating expenses	14,062	13,767

Gross profit	2,493	351
Corporate general and administrative	2,011	1,428

Profit (loss) from operation	482	(1,077)

Other income(expenses):
Interest and investment loss, net	(142)	(58)
Interest expense	(504)	(978)
Other	14	172

Total other income (expense), net:	(632)	(864)

Net loss before income taxes	(150)	(1,941)
Income tax benefit	(57)	(571)

Net loss	$(93)	$(1,370)

Basic and diluted net loss per share	$(0.01)	$(0.19)

Basic and diluted weighted average shares outstanding	7,370	7,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALICO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2010	September 30, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,608	$10,926
Investments	1,445	1,439
Accounts receivable, net	7,556	4,389
Income tax receivable	1,128	1,072
Inventories	18,259	18,601
Other current assets	829	1,014

Total current assets	36,825	37,441

Mortgages and notes receivable, net of current portion	88	93
Investment in Magnolia Fund	12,234	12,699
Investments, deposits and other non-current assets	3,717	3,666
Deferred tax assets	9,159	9,159
Cash surrender value of life insurance	772	786
Property, buildings and equipment	189,375	186,535
Less: accumulated depreciation	(62,806)	(61,562)

Total assets	$189,364	$188,817

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,630	$1,988
Current portion of notes payable	1,781	1,281
Accrued expenses	966	1,025
Dividend payable	—	738
Accrued ad valorem taxes	—	1,818
Other current liabilities	1,087	1,062

Total current liabilities	7,464	7,912

Notes payable, net of current portion	73,359	72,179
Deferred retirement benefits, net of current portion	3,517	3,489

Total liabilities	84,340	83,580

Stockholders’equity:
Common stock	7,377	7,379
Paid-in capital	9,187	9,310
Treasury stock	(167)	(172)
Retained earnings	88,627	88,720

Total stockholders’ equity	105,024	105,237

Total liabilities and stockholders’ equity	$189,364	$188,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALICO INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended December 31,
	2010	2009

Net cash used in operations	$(850)	$(3,964)

Cash flows from investing activities:
Purchases of property and equipment	(3,675)	(4,011)
Purchase of other investments	(54)	(5)
Return on investment	295	—
Proceeds from the sale of property and equipment	192	433
Purchases of marketable securities	(6)	(9)
Proceeds from the sales of marketable securities	—	150
Note receivable collections	17	17

Net cash used in investing activities	(3,231)	(3,425)

Cash flows from financing activities:
Principal payments on notes payable	(3,320)	(14,252)
Proceeds from notes payable	5,000	14,000
Treasury stock purchases	(180)	(389)
Dividends paid	(737)	(1,014)

Net cash provided by (used in) financing activities	763	(1,655)

Net decrease in cash and cash equivalents	(3,318)	(9,044)

Cash and cash equivalents, at beginning of period	10,926	18,794

Cash and cash equivalents, at end of period	$7,608	$9,750

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$493	$934

Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$—	$557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for per share data)

Note 1. Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) include the accounts of Alico, Inc. (“Alico”) and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”) (collectively referred to as the “Company”) after elimination of all significant intercompany balances and transactions. The Company’s Agri-Insurance subsidiary was liquidated in September 2010.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report on Form 10-K for the year ended September 30, 2010. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its consolidated financial position at December 31, 2010 and September 30, 2010 and the consolidated results of operations and cash flows for the three month periods ended December 31, 2010 and 2009.

The Company is involved in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of operations for the stated periods are not necessarily indicative of results to be expected for the full year. Certain items from 2009 have been reclassified to conform to the 2010 presentation. Footnote presentation of dollar values are in thousands.

Note 2. Inventories

A summary of the Company’s inventories is shown below:

	December 31, 2010	September 30, 2010
Unharvested fruit crop on trees	$14,059	$13,164
Unharvested sugarcane	2,734	4,641
Beef cattle	1,297	650
Other	169	146

Total Inventories	$18,259	$18,601

Note 3. Investment in Magnolia Fund

In May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which show property tax delinquencies. In the State of Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first lien position on the properties.

Magnolia recognizes revenue when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Magnolia has recognized the minimum 5% earnings on its tax certificate portfolio. Expenses of the fund include an acquisition fee of 1%, a monthly management fee and other administrative costs. Based on unaudited internal statements provided by Magnolia, acquisition fees were entirely recognized in 2010, but additional fees are more periodic in nature and will be recognized as incurred over the remaining life of the fund, which is expected to be approximately 30 months.

Alico is accounting for its investment in the fund under the equity method, whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. Based on the unaudited internal statements of Magnolia, Alico recorded a loss of $170 thousand in investment income for the three months ended December 31, 2010. This amount is subject to adjustment once the audit of Magnolia, a calendar year end company, is complete. In November, 2010, Magnolia made a return of capital distribution. Alico’s share of that distribution was $295 thousand.

Note 4. Income Taxes

Alico’s effective tax rate was 38.1% and 29.4% for the quarters ended December 31, 2010 and 2009, respectively. The December 2009 rate differed from the expected combined Federal and State blended rate of 38% due to permanent differences between book and tax income, primarily resulting from an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of December 31, 2010. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

On September 9, 2010 and October 28, 2010, the Internal Revenue Service (“IRS”) issued Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a United States taxpayer during the years under examination; and (ii) Alico-Agri’s ability to recognize income from real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. Based on positions taken in the RARs, the IRS has calculated additional taxes and penalties due of $22.5 million. The reports did not quantify the interest on the taxes.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico submitted a rebuttal to IRS Appeals and intends to vigorously defend the tax positions it has taken.

If the IRS is successful in its claim that Agri-insurance was not eligible to make the election to be treated as a United States taxpayer, then the Company would be responsible for the payment of assessed penalties and interest for the failure to file separate tax returns for such years. However, the Company believes that because the earnings of Agri-Insurance were included in Alico’s consolidated tax returns during the years under audit, any tax payable by Agri-Insurance on separate tax returns would be offset by refunds receivable by Alico on filing amended returns to remove Agri-Insurance items of income and expense which had been consolidated. The Company would record expenses for penalties and interest paid in the period in which any settlement is reached with the IRS.

With respect to the issue of classification as a dealer in real estate, and the resulting inability to use the installment sales method of gain recognition on the deferred portion of the sales price for “Installment Sale Property”, an adverse determination could have a significant adverse effect on Alico’s liquidity and financial condition. In such event, Alico would be liable for taxes, penalties and interest. However, in the fiscal year ended September 30, 2010, the purchaser of the Installment Sale Property defaulted on its deferred payment obligation and Alico-Agri recovered the property through foreclosure. Alico expects to report a loss on the foreclosed transactions in an amount generally equal to (i) amounts payable by the purchasers under the installment sale notes, in excess of (ii) the value of the property when it was recovered. Such loss may be available to offset income for the 2010 tax year, the prior two tax years and future years, but has limited use to offset the taxes that may become payable for the years under examination. The timing difference that would result from the payment of claimed taxes and the subsequent receipt of refunds or credits realized against future taxes would be reflected in the Company’s deferred tax accounts. The Company would record expenses for penalties and interest incurred in the period in which any settlement is reached with the IRS.

Note 5. Indebtedness

The following table reflects outstanding debt under the Company’s various loan agreements:

	Revolving line of credit	Term note	Mortgage note payable	All other	Total
December 31, 2010
Principal balance outstanding	$31,000	$40,000	$4,117	$23	$75,140
Remaining available credit	$29,000	$0	$0	$0	$29,000
Effective interest rate	2.76%	2.76%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2010
Principal balance outstanding	$29,000	$40,000	$4,433	$27	$73,460
Remaining available credit	$31,000	$0	$0	$0	$31,000
Effective interest rate	2.76%	2.76%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

Alico, Inc. has a revolving line of credit and term note with Rabo AgriFinance, Inc. (“Rabo”) for $100 million, and a mortgage with Farm Credit of Southwest Florida (“Farm Credit”). The line of credit is collateralized by 44,277 acres of farmland, and the term note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

The Term Note requires quarterly payments of interest only at a floating rate of LIBOR plus 250 basis points which began on October 1, 2010. Quarterly principal payments of $0.5 million, together with accrued interest, commence October 1, 2011 and continue until October 1, 2020, when the remaining principal balance and accrued interest will be due and payable. The Mortgage note calls for monthly principal payments of $106 thousand plus accrued interest until maturity. At December 31, 2010 Alico was in compliance with all of its covenants under the various loan agreements.

Maturities of the Company’s debt at December 31, 2010 were as follows:

Due within 1 year	$1,781
Due between 1 and 2 years	3,275
Due between 2 and 3 years	3,267
Due between 3 and 4 years	2,317
Due between 4 and 5 years	2,000
Due beyond five years	62,500

Total	$75,140

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Interest expense	$504	$978
Interest capitalized	52	29

Total interest cost	$556	$1,007

As an agricultural credit cooperative, Farm Credit of Southwest Florida is owned by the member-borrowers who purchase stock and earn participation certificates in the cooperative. Allocations of patronage are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates. The Company reduced its interest expense by $40 thousand and $34 thousand during the three months ended December 31, 2010 and 2009, respectively, for patronage allocations.

Note 6. Disclosures About Reportable Segments

Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Leasing. Alico’s operations are located in Florida. Alico accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices.

Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other outside growers in the State of Florida. Bowen’s operations also include the purchase and resale of citrus fruit. Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the State of Florida. Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Alico’s cattle operation is engaged primarily in the production of beef cattle, and the raising of replacement heifers.

The goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption.

Alico’s real estate segment, ALDI, is engaged in the planning and strategic positioning of all Company owned land. These actions include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop property in the future. The real estate segment is also responsible for negotiating and renegotiating sales contracts. Alico’s leasing segment rents land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses.

Information concerning the Company’s various segments for the unaudited three month periods ended December 31, 2010 and 2009, and the related assets at December 31, 2010 (unaudited) and September 30, 2010 is summarized as follows:

	Three months ended December 31,
	2010	2009
Revenues (from external customers except as noted)
Bowen	$6,738	$5,512
Intersegment sales through Bowen	1,110	1,189
Citrus Groves	5,232	4,772
Sugarcane	3,713	1,802
Cattle	157	198
Real estate	-	-
Leasing	606	597
Vegetables	-	1,130

Revenue from segments	17,556	15,200
Other operations	109	107
Less: intersegment revenues eliminated	(1,110)	(1,189)

Total operating revenue	$16,555	$14,118

Operating expenses
Bowen	6,563	5,581
Intersegment sales through Bowen	1,110	1,189
Citrus Groves	3,555	4,091
Sugarcane	3,304	1,937
Cattle	99	138
Real estate	150	172
Leasing	315	256
Vegetables	-	1,498

Segment operating expenses	15,096	14,862
Other operations	76	94
Less: intersegment expenses eliminated	(1,110)	(1,189)

Total operating expenses	$14,062	$13,767

Gross profit (loss):
Bowen	175	(69)
Citrus Groves	1,677	681
Sugarcane	409	(135)
Cattle	58	60
Real estate	(150)	(172)
Leasing	291	341
Vegetables	-	(368)

Gross profit from segments	2,460	338
Other	33	13

Gross Profit	$2,493	$351

	Three months ended
	December 31,
	2010	2009
Depreciation, depletion and amortization:
Bowen	$50	$82
Citrus Groves	492	512
Sugarcane	489	322
Cattle	262	331
Leasing	45	59
Vegetable	-	60

Total segment depreciation and amortization	1,338	1,366
Other depreciation, depletion and amortization	288	274

Total depreciation, depletion and amortization	$1,626	$1,640

	Unaudited December 31, 2010	September 30, 2010

Total assets:
Bowen	$5,688	$3,032
Citrus Groves	47,756	46,244
Sugarcane	49,410	47,529
Cattle	12,826	12,314
Real Estate	12,461	12,374
Leasing	3,975	4,019

Segment assets	132,116	125,512
Other Corporate assets	57,248	63,305

Total assets	$189,364	$188,817

Note 7. Treasury Stock

The Company’s Board of Directors has authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan. Stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of SEC Rule 10b-18.

During the quarter ended December 31, 2010, the Company purchased 7,534 common shares at an average price of $23.87, or a total cost of $180 thousand, pursuant to the aforementioned plan.

The following table provides the Company’s treasury stock transactions during the quarter ended December 31, 2010:

	Beginning Balance	Purchases	Issuances	Ending Balance

Shares	7,466	7,534	(8,004)	6,996
Cost	$172	$180	$(185)	$167

In accordance with the approved plan, the Company may purchase an additional 313,500 shares.

Note 8. Fair Value Measurements

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

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between independent market participants, who are not required to buy or sell, at the measurement date. Assets and liabilities measured at fair value are categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at December 31, 2010.

Note 9. Subsequent Events

During the month of January 2011, a cold air mass moved into the State of Florida causing temperatures to drop into the mid 20’s for several consecutive nights. These temperatures caused significant damage to the State’s citrus crops, resulting in a rise in price for fresh and processed fruit. Damages to the Company’s citrus and sugarcane crops were minimal.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

Some of the statements in this document include statements about future expectations. Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, which may include references to one or more potential transactions, strategic alternatives under consideration or projections of performance for future periods, are predictive in nature or depend upon or refer to future events or conditions. These statements are subject to known, as well as unknown, risks and uncertainties that may cause actual results to differ materially from expectations. These risks include, but are not limited to those discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. There can be no assurance that any anticipated performance or future transaction will occur or be structured in the manner suggested or that any such transaction will be completed. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The following discussion focuses on the results of operations and the financial condition of Alico. This section should be read in conjunction with the consolidated financial statements and notes thereto.

Liquidity and Capital Resources

Dollar amounts listed in thousands:

	December 31, 2010	September 30, 2010
Cash & liquid investments	$9,053	$12,365
Total current assets	36,825	37,441
Current liabilities	7,464	7,912
Working capital	29,361	29,529
Total assets	189,364	188,817
Notes payable	$75,140	$73,460
Current ratio	4.93:1	4.73:1

Management believes that Alico will be able to meet its working capital requirements for the foreseeable future with internally generated funds from operations and available credit lines. Alico has credit commitments under a revolving line of credit that provides for revolving credit of up to $60.0 million. Of the $60.0 million credit commitment, $29.0 million was available for Alico’s general use at December 31, 2010 (see Note 5 to the Unaudited Condensed Consolidated Financial Statements).

Alico has been subject to examinations by the Internal Revenue Service (IRS) for 18 of its last 20 income tax returns. The IRS is currently examining the Company’s tax returns for the 2005 – 2007 tax years. The Company believes that it has taken the proper positions on the tax returns currently under examination; however, the IRS issued thirty day letters dated September 9, 2010 and October 28, 2010, demanding payment of $22.5 million for taxes and penalties related to positions that the IRS contends were inappropriately taken. Alico is appealing the issues contained in these letters and believes that the positions it has taken are correct; however, if the Company were required to pay a substantial portion of the amount claimed by the IRS, such an outcome would materially and adversely affect the Company’s liquidity and financial condition.

Cash flows from Operations

Cash flows used for operations were $0.9 million and $4.0 million for the fiscal quarters ended December 31, 2010 and 2009, respectively. The Company begins harvesting its crops during the first quarter of its fiscal year, requiring cash outlays to generate accounts receivable. Cash flows from operations are expected to improve in subsequent quarters as these receivables are collected.

Cash flows from Investing

Cash outlays for land, equipment, buildings, and other improvements totaled $3.7 million and $4.0 million during the quarters ended December 31, 2010 and 2009, respectively. Of the $3.7 million, the Company expended $2.6 million during the quarter ended December 31, 2010 toward developing 4,500 acres of sugarcane plantings, which should be available for harvest during the Company’s 2012 fiscal year.

Cash flows from Financing

Alico’s Board of Directors authorized the repurchase of up to 350,000 shares of Alico’s common stock through November 1, 2013, for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan and for the compensation of Directors pursuant to its Directors Compensation Plan.

All purchases are made subject to restrictions of SEC Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for Alico’s shares. The stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Alico will use internally generated funds and available working capital to make the purchases. In accordance with the approved plans, at December 31, 2010 an additional 313,500 shares were available for acquisition. Alico purchased 7,534 shares in the open market at an average price of $23.87 during the quarter ended December 31, 2010 and 13,692 shares at an average price of $28.39 per share during the quarter ended December 31, 2009.

Alico paid dividends of $0.10 and $0.275 per share in November 2010 and 2009, respectively. The Board has suspended regular quarterly dividends until consistent and sustainable operating results are achieved. The Board will continue to assess the Company’s financial condition, compliance with debt covenants, and earnings in determining its dividend policy.

Results from Operations

Unaudited results for the quarters ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Operating revenue	$16,555	$14,118
Gross profit	2,493	351
General & administrative expenses	(2,011)	(1,428)
Profit (loss) from operations	482	(1,077)
Interest income and investment loss, net	(142)	(58)
Interest expense	(504)	(978)
Other income	14	172
Income tax benefit	$57	$571
Effective income tax rate	38.1%	29.4%
Net loss	$(93)	$(1,370)

Operating revenues increased by 17.3% during the quarter ended December 31, 2010 when compared with the quarter ended December 31, 2009, primarily due to improvement in the Company’s agricultural operations. Alico measures gross profit from its operations before any allocation of corporate overhead or interest charges. Gross profit is dependent upon the prices received for each of the Company’s products less harvesting, marketing and delivery costs and the direct costs of producing the products.

Agricultural Operations

Alico’s agricultural operations generally combine to produce the majority of operating revenue, gross profit and income from operations. Agricultural operations are subject to a wide variety of risks including weather and disease. As a producer of agricultural products, Alico’s ability to control the prices it receives from its products is limited, and prices for agricultural products can be volatile. Operating results are largely dictated by market conditions. A combination of factors contributed to significantly improved results when comparing the first quarter of 2010 to 2009, but can be principally attributed to higher citrus and sugarcane prices and increased sugarcane volume.

Bowen

Bowen’s operations generated revenues of $6.7 million and $5.5 million for the quarters ended December 31, 2010 and 2009, respectively. Gross profit was $175 thousand (representing a gross margin of 2.6%) and a loss of ($69 thousand) during the quarters ended December 31, 2010 and 2009, respectively. The increase in revenue and improvement in gross profit for the quarter ended December 31, 2010 compared with the quarter ended December 31, 2009 was due to increased citrus prices and slightly higher volume.

Citrus Groves

The Citrus Groves division recorded gross revenues of $5.2 million and $4.8 million, and gross profit of $1.7 million and $0.7 million, for the quarters ended December 31, 2010 and 2009, respectively, representing an increase in gross margins to 32.1% from 14.3%. The increase in revenue and gross profit for the quarter ended December 31, 2010 compared with December 31, 2009 was due to an increase in citrus prices and lower costs. Citrus prices for the quarter ended December 31, 2010 were up 13% over the same period in 2009, primarily because freezing temperatures in December 2010 caused significant damage to the State of Florida citrus crop, reducing overall crop yields. Damage to Alico’s crop was not significant; as a result, the Company expects to benefit from the rise in fruit prices. Operating costs were $536 thousand lower in the quarter ended December 31, 2010, representing a 13.1% improvement over the year earlier period. The number of boxes harvested during the quarter ended December 31, 2010 was 570 thousand as compared to 595 thousand boxes during the quarter ended December 31, 2009.

Sugarcane

Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. Sugarcane revenues were $3.7 million and $1.8 million during the quarters ended December 31, 2010 and 2009, respectively. The Sugarcane division generated gross profit of $409 thousand (representing a gross margin of 11%) and a loss of ($135 thousand) during the quarters ended December 31, 2010 and 2009, respectively. The increase in gross margin quarter-over-quarter was primarily due to favorable pricing and lower production costs.

To reach maximum production, sugarcane crops grown on sandy soil such as Alico’s must be rotated every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. Due to dwindling profit margins, uncertainty surrounding the facility where the Company delivers its product, and an unfavorable price determinant, Alico chose to reduce its sugarcane planting activities beginning in fiscal 2007. As a result, the Company’s produced sugarcane tonnage steadily declined from fiscal 2007 through fiscal 2010. Improving market conditions, stabilization of key input costs such as fuel and fertilizer, removal of uncertainties concerning the future of the sugar processing facility and a more favorable pricing arrangement with its sole customer led the Company to begin a program in fiscal 2010 to replant its sugarcane fields in order to achieve prior production levels. Due to the growing cycle of sugarcane crops, the results from these efforts will begin to be realized in fiscal 2011.

Cattle

Cattle revenues were $157 thousand and $198 thousand and profits from cattle operations were $58 thousand and $60 thousand for the quarters ended December 31, 2010 and 2009, respectively.

Vegetables

Revenues from the sale of vegetables were $1.1 million for the quarter ended December 31, 2009. Gross (losses) from the vegetable division were ($368 thousand) over the same period. During the first two weeks of January 2010, a cold air mass moved into the State of Florida causing temperatures to drop into the mid 20’s for several consecutive nights. Weather related events caused severe damage to the Company’s vegetable crops in fiscal 2010, 2009 and 2008. As a result, the Company ceased its vegetable operations during the quarter ended June 30, 2010.

Non Agricultural Operations

Land leasing and rentals

Alico rents land to others on a tenant-at-will basis, for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $606 thousand and $597 thousand for the quarters ended December 31, 2010 and December 31, 2009, respectively. Expenses increased during the quarter ended December 31, 2010, as compared to the year earlier period, primarily due to real estate taxes associated with land redeployed from vegetable operations, resulting in gross profits of $291 thousand and $341 thousand, respectively.

Interest and Investment Loss, Net

Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.

As discussed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements, in May 2010, Alico invested $12.15 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company. Alico is accounting for its investment in the fund under the equity method, whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. Based on the unaudited internal statements of Magnolia, Alico recorded a loss of $170 thousand in investment income for the three months ended December 31, 2010. Such amount is subject to adjustment once the audit of Magnolia, a calendar year end company, is complete.

Interest Expense

Interest expense was lower for the quarter ended December 31, 2010 compared with the quarter ended December 31, 2009, primarily due to a reduction in the interest rates achieved through the refinancing of the Company’s $40 million Term Note facility in September 2010. Average interest rates were 2.76% during the quarter ended December 31, 2010 as compared to 6.79% during the quarter ended December 31, 2009.

Provision for Income taxes

The Company’s effective tax rate is impacted by IRS adjustments including penalties and interest, state income taxes, including penalties and interest, income reported for financial statement purposes but not taxable under current statutes, such as earnings from tax exempt bonds, expenses reported for financial statement purposes but not deductible under current statutes, such as lobbying expenses and non-qualified retirement plans, and the expiration of otherwise allowable deductions that do not meet recognition thresholds such as expired net operating losses and contribution carry forwards.

On September 9, 2010 and October 28, 2010, IRS issued Revenue Agent Reports (“RAR”) pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. These RARs principally challenge (i) the ability of Agri-Insurance to elect to be treated as a United States taxpayer during the years under examination, (ii) assert that Alico-Agri was a dealer in real estate during the years under examination and challenges its ability to recognize income from real estate sales under the installment method. Based on the positions taken in the report, the IRS has calculated additional taxes and penalties due of $22.5 million. The reports do not quantify the interest on the taxes.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico submitted a rebuttal IRS Appeals and intends to vigorously defend the tax positions it has taken. Because the earnings of Agri-Insurance were included in Alico’s consolidated returns during the years under audit, and because the purchaser subsequently defaulted on the real estate transactions for which the installment method was utilized, the issues raised by the IRS are primarily timing related and are reflected in the Company’s deferred tax accounts as of December 31, 2010 and September 30, 2010.

Alico’s effective tax rate was 38.1% and 29.4% for the quarters ended December 31, 2010 and 2009, respectively. The December 2009 rate differed from the expected combined Federal and State blended rate of 38% primarily due to an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable.

Off Balance Sheet Arrangements

Alico, through its wholly owned subsidiary Bowen, enters into purchase contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $21.2 million at December 31, 2010. All of these purchase obligations, except for $10 thousand, were covered by sales agreements at prices exceeding cost. Bowen had also committed to purchase an additional 150 thousand boxes of fruit at the market price less a predetermined margin. This purchase commitment is estimated at $1.5 million. In addition, Bowen had sales contracts totaling $.4 million at December 31, 2010 for which purchases had not been contracted. Bowen’s management currently believes that all committed purchase quantities can be sold at a profit and all committed sales quantities can be purchased below the committed sales price.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to the discussion under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2010 Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no material changes in this item since the Company’s disclosure of in its last annual report on Form 10-K.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings. There were no changes in the internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

PART II. OTHER INFORMATION

ITEM  1. Legal Proceedings.

Shareholder Derivative Action

On October 29, 2008, Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander and names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlanticblue, a (51%) shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a 2004 proposal to merge Atlanticblue into Alico. The proposal was withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander, and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and alleged the actions were contrary to the position of Alico’s independent directors at the time, causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result, the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law, alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

On June 3, 2009, a Special Committee of Alico’s Board of Directors comprised entirely of Independent Directors and which was constituted to investigate the shareholder derivative action filed by Mr. Troutman completed its investigation with the assistance of independent legal counsel and determined that it would not be in Alico’s best interest to pursue such litigation. Alico has filed a motion to dismiss the litigation based upon the findings of the Special Committee. A hearing on this motion was held on December 7, 2010, and as of the date of filing of this report, the Court has not yet ruled on the motion to dismiss. A copy of the report was filed with the Court and it and the other pleadings in the case are available from the Clerk of Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc. Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

Internal Revenue Service Dispute

On September 9, 2010 and October 28, 2010, the IRS issued RAR pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. These RARs principally challenge (i) the ability of Agri-Insurance to elect to be treated as a United States taxpayer during the years under examination, (ii) assert that Alico-Agri was a dealer in real estate during the years under examination and challenges its ability to recognize income from real estate sales under the installment method. Based on the positions taken in the report, the IRS has calculated additional taxes and penalties due of $22.5 million. The reports do not quantify the interest on the taxes.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico submitted a rebuttal to IRS Appeals and intends to vigorously defend the tax positions it has taken.

If the IRS is successful in its claim that Agri-insurance was not eligible to make the election to be treated as a United States taxpayer, then the Company would be responsible for the payment of assessed penalties and interest for the failure to file separate tax returns for such years. However, the Company believes that because the earnings of Agri-Insurance were included in Alico’s consolidated tax returns during the years under audit, any tax payable by Agri-Insurance on separate tax returns would be offset by refunds receivable by Alico on filing amended returns to remove Agri-Insurance items of income and expense which had been consolidated. The Company would record expenses for penalties and interest paid in the period in which any settlement is reached with the IRS.

With respect to the issue of classification as a dealer in real estate, and the resulting inability to use the installment sales method of gain recognition on the deferred portion of the sales price for “Installment Sale Property”, an adverse determination could have a significant adverse effect on Alico’s liquidity and financial condition. In such event, Alico would be liable for taxes, penalties and interest. However, in the fiscal year ended September 30, 2010, the purchaser of the Installment Sale Property defaulted on its deferred payment obligation and Alico-Agri recovered the property through foreclosure. Alico expects to report a loss on the foreclosed transactions in an amount generally equal to (i) amounts payable by the purchasers under the installment sale notes, in excess of (ii) the value of the property when it was recovered. Such loss may be available to offset income for the 2010 tax year, the prior two tax years and future years, but has limited use to offset the taxes that may become payable for the years under examination. The timing difference that would result from the payment of claimed taxes and the subsequent receipt of refunds or credits realized against future taxes would be reflected in the Company’s deferred tax accounts. The Company would record expenses for penalties and interest incurred in the period in which any settlement is reached with the IRS.

There are no additional items to report during this interim period.

ITEM  1A. Risk Factors.

There were no significant changes regarding risk factors from those disclosed in the Company’s annual report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans Or Programs (1)
October 1 through October 31	7,534	$23.87	7,534	313,500
November 1 through November 30	0	$0	0	313,500
December 1 through December 31	0	$0	0	313,500
Total	7,534	$23.87	7,534	313,500

(1)      The Company’s Board of Directors has authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan. Stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of SEC Rule 10b-18.

ITEM 3. Defaults Upon Senior Securities.

  There are no items to report during this interim period.

ITEM 4. Removed and Reserved.

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

ALICO, INC.

February 9, 2011	By:	/S/ JD ALEXANDER
JD Alexander President & Chief Executive Officer

February 9, 2011	By:	/S/ SCOTT R. WHITNEY
Scott R. Whitney Chief Financial Officer

February 9, 2011	By:	/S/ JERALD R. KOESTERS
Jerald R. Koesters Controller