Form 10-Q
period 2011-03-31
ALICO INC
filed 2011-05-10
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated file	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 7,346,137 shares of common stock, par value $1.00 per share, outstanding as of May 4, 2011.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Operating revenues:
Agricultural operations	$35,690	$31,014	$51,593	$44,486
Non-agricultural operations	800	640	1,452	1,286
Real estate operations	—	—	—	—

Total operating revenue	36,490	31,654	53,045	45,772

Operating expenses:
Agricultural operations	27,977	26,970	41,564	40,299
Non-agricultural operations	321	315	646	581
Real estate operations	124	247	274	419

Total operating expenses	28,422	27,532	42,484	41,299

Gross profit	8,068	4,122	10,561	4,473
Corporate general and administrative	1,597	1,797	3,608	3,225

Income from operations	6,471	2,325	6,953	1,248
Other expenses:
Interest and investment income, net	(1,572)	337	(1,714)	279
Interest expense	(566)	(746)	(1,070)	(1,724)
Other	43	(3)	57	169

Total other expenses, net	(2,095)	(412)	(2,727)	(1,276)

Income (loss) before income taxes	4,376	1,913	4,226	(28)
Income tax expense (benefit)	1,664	563	1,607	(8)

Net income (loss)	$2,712	$1,350	$2,619	$(20)

Weighted-average number of shares outstanding	7,364	7,378	7,367	7,383

Weighted-average number of shares outstanding assuming dilution	7,364	7,378	7,367	7,383

Per share amounts- net income (loss)
Basic	$0.37	$0.18	$0.36	$(0.00)
Diluted	$0.37	$0.18	$0.36	$(0.00)

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,984	$10,926
Investments	980	1,439
Accounts receivable, net	7,859	4,389
Income tax receivable	—	1,072
Inventories	16,114	18,601
Other current assets	246	1,014

Total current assets	31,183	37,441

Investment in Magnolia Fund	11,675	12,699
Investments, deposits and other non-current assets	2,486	3,759
Deferred tax assets	9,159	9,159
Cash surrender value of life insurance	772	786
Property, buildings and equipment	190,840	186,535
Less: accumulated depreciation	(62,845)	(61,562)

TOTAL ASSETS	$183,270	$188,817

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,561	$1,988
Notes payable current portion	2,282	1,281
Accrued expenses	1,735	1,025
Income taxes payable	536	—
Dividend payable	—	738
Accrued ad valorem taxes	641	1,818
Other current liabilities	670	1,062

Total current liabilities	8,425	7,912

Notes payable, net of current portion	64,287	72,179
Deferred retirement benefits, net of current portion	3,545	3,489

Total liabilities	76,257	83,580

Commitments and contingencies

Stockholders’ equity:
Common stock, $1 par value; 15,000 shares authorized; 7,377 and 7,386 shares issued and 7,343 and 7,379 shares outstanding at March 31, 2011 and September 30, 2010, respectively	7,377	7,379
Additional paid in capital	9,194	9,310
Treasury stock	(897)	(172)
Retained earnings	91,339	88,720

Total stockholders’ equity	107,013	105,237

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$183,270	$188,817

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended March 31,
	2011	2010
Net cash provided by operating activities	$8,938	$2,988

Cash flows from investing activities:
Purchases of property and equipment	(7,165)	(4,907)
Purchases of investments	—	(242)
Proceeds from sales of property and equipment	482	614
Return on investment Magnolia Fund	950	—
Proceeds from sales of investments	473	1,314
Notes receivable collections	33	48

Net cash used for investing activities	(5,227)	(3,173)

Cash flows from financing activities:
Principal payments on notes payable	(11,891)	(28,118)
Proceeds from notes payable	5,000	21,000
Treasury stock purchases	(1,025)	(456)
Dividends paid	(737)	(1,014)

Net cash used for financing activities	(8,653)	(8,588)

Net decrease in cash and cash equivalents	$(4,942)	$(8,773)
Cash and cash equivalents:
At beginning of period	10,926	18,794

At end of period	$5,984	$10,021

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$958	$1,972

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$—	$557

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands except for per share data)

Note 1. Description of Business and Basis of Presentation:

Description of Business

Alico Inc. ( “Alico”) and its wholly owned subsidiaries, (together with Alico, collectively, the “Company”) is a land management company primarily engaged in a variety of agribusiness pursuits in addition to land leasing and rentals, rock and sand mining and real estate sales operating in Central and Southwest Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. Footnote presentation of dollar values are in thousands.

The Financial Statements have been presented according to the rules and regulations of the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures made are adequate to make the information not misleading. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

Principles of Consolidation

The Financial Statements include the accounts of Alico, and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Agri-Insurance Company, Ltd. (“Agri”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”). The Company’s Agri-Insurance subsidiary was liquidated in September 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon future events. The Company periodically evaluates the estimates. The estimates are based on current and expected economic conditions, historical experience, and various other specific assumptions that the Company believes to be reasonable.

Seasonality

The Company is primarily engaged in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of the reported period herein are not necessarily indicative of the results for any other interim period or an entire year.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, will have a material effect on its financial position, results of operations, or cash flows.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

	March 31, 2011	September 30, 2010
Unharvested fruit crop on the trees	$11,869	$13,164
Unharvested sugarcane	1,993	4,641
Beef cattle	2,078	650
Other	174	146

Total Inventories	$16,114	$18,601

Note 3. Investment in Magnolia Fund

In May 2010, Alico invested $12.2 million to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”) a Florida Limited Liability Company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have property tax delinquencies. In the State of Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first priority lien position on these properties.

Magnolia recognizes revenue when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Magnolia has recognized the minimum 5% earnings on its tax certificate portfolio. Expenses of the fund include an acquisition fee of 1.0%, interest expense, a monthly management fee and other administrative costs.

Alico is accounting for its investment in the fund according to the equity method of accounting, whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. Based on the March 31, 2011 unaudited internal financial statements of Magnolia, Alico recorded investment income of $95 thousand and loss of $74 thousand for the three and six months ended March 31, 2011, respectively. Magnolia made certain distributions during the six months ended March 31, 2011; the Company’s share of those distributions was $950 thousand.

Note 4. Income taxes:

Alico’s effective tax rate was 38.0% and 28.6% for the six months ended March 31, 2011 and 2010, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of March 31, 2011. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

On March 9, 2011, October 28, 2010 and September 9, 2010, the Internal Revenue Service “(IRS”) issued Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007 (the “Dispute Period”). These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a United States taxpayer during the years under examination; and (ii) Alico-Agri’s ability to recognize income from real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. The March 9, 2011 RAR pertains to withholding taxes that would be due by Alico-Agri if the IRS is successful in the assertion that Agri-Insurance and Alico-Agri are required to file separate tax returns during the Dispute Period. Based on positions taken in the RARs, the IRS has calculated additional taxes and penalties due of $29.8 million consisting of $14.5 million in taxes and $15.3 million in penalties. The RARs did not quantify the interest on the taxes.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico submitted a rebuttal to IRS Appeals on December 14, 2010 for the September 9, 2010 and October 28, 2010 RARs and on April 6, 2011 for the March 9, 2011 RAR and intends to vigorously defend the tax positions it has taken.

If the Company were required to pay a substantial portion of the taxes, penalties and interest calculated by the IRS, it could materially affect the Company’s liquidity between the time that such payments were made and the realization of any refunds on amended or subsequent period tax returns. Specifically, with respect to the issue of classification as a dealer in real estate and the resulting inability to use the installment sales method of gain recognition on the deferred portion of the sales price for “Installment Sale Property,” an adverse determination could have a significant adverse effect on Alico’s liquidity and financial condition. In such event, Alico would be liable for taxes, penalties and interest. However, during the fiscal year ended September 30, 2010, the purchaser of the Installment Sale Property defaulted on its deferred payment obligation and Alico-Agri recovered the property through foreclosure. The timing difference that would result from the payment of claimed taxes and the subsequent receipt of refunds or credits realized against future taxes would be reflected in the Company’s deferred tax accounts. The Company will record expenses for penalties and interest incurred in the period in which any settlement is reached with the IRS.

Note 5. Indebtedness:

The outstanding debt under the Company’s various loan agreements is presented in the table below:

	Revolving line of credit	Term note	Mortgage note payable	All other	Total
March 31, 2011
Principal balance outstanding	$22,750	$40,000	$3,800	$19	$66,569
Remaining available credit	$37,250	—	—	—	$37,250
Effective interest rate	2.76%	2.76%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

September 30, 2010
Principal balance outstanding	$29,000	$40,000	$4,433	$27	$73,460
Remaining available credit	$31,000	—	—	—	$31,000
Effective interest rate	2.76%	2.76%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

Alico has a revolving line of credit and term note with Rabo AgriFinance, Inc. (“Rabo”) for $100.0 million, and a mortgage with Farm Credit of Florida (formerly known as Farm Credit of Southwest Florida) (“Farm Credit”). The line of credit is collateralized by 44,277 acres of farmland, and the term note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

The Term Note requires quarterly payments of interest at a floating rate of LIBOR plus 250 basis points beginning October 1, 2010. Quarterly principal payments of $500 thousand, together with accrued interest, begin on October 1, 2011 and continue until October 1, 2020, when the remaining principal balance and accrued interest will be due and payable. The mortgage note requires monthly principal payments of $106 thousand plus accrued interest until maturity. At March 31, 2011, Alico was in compliance with all of its covenants under the various loan agreements.

Maturities of the Company’s debt at March 31, 2011 were as follows:

Due within 1 year	$2,282
Due between 1 and 2 years	3,270
Due between 2 and 3 years	3,267
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	53,750

Total	$66,569

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Interest expense	$566	$746	$1,070	$1,724
Interest capitalized	13	22	65	51

Total interest cost	$579	$768	$1,135	$1,775

As an agricultural credit cooperative, Farm Credit is owned by the member-borrowers who purchase stock and earn participation certificates which represent member shares of the allocated surplus in the cooperative. Allocations of the surplus are made to members on an annual basis according to the proportionate amount of interest paid by the member. Allocations are made in cash and non-cash participation certificates.

During the second quarter of 2011, the Company wrote-off $1.7 million in allocated surplus it had recorded, based on its patronage allocation with Farm Credit. Farm Credit did not make any distributions of allocated surplus during 2010 and subsequently announced in 2011 the indefinite suspension of any future distributions of members’ allocated surplus; therefore, the Company determined that the entire amount was uncollectible as no future revolvement plan has been established. The write-off of the $1.7 million is included in interest and investment income, net in the accompanying Condensed Consolidated Statements of Operations Unaudited.

Note 6. Disclosures about reportable segments:

Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Leasing. Alico’s operations are located in Florida. Alico accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Bowen’s operations include harvesting, hauling and marketing citrus for both Alico and other outside growers in the State of Florida. Bowen’s operations also include the purchase and resale of citrus fruit. Alico’s Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the State of Florida. Alico’s sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Alico’s cattle operation is engaged primarily in the production of beef cattle and the raising of replacement heifers. The goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption.

Alico’s real estate segment is engaged in the planning and strategic positioning of all Company owned land, which include seeking entitlement of Alico’s land assets in order to preserve rights should Alico choose to develop the property in the future. The real estate segment is also responsible for negotiating and renegotiating sales contracts. Alico’s leasing segment rents land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.

The following table summarizes the performance of the Company’s segments and the related depreciation for the three and six month periods ended March 31, 2011 and 2010, and the related assets as of March 31, 2011 and September 30, 2010:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Revenues (from external customers except as noted)
Bowen	$12,169	$11,467	$18,913	$16,979
Intersegment sales through Bowen	4,037	3,584	5,147	4,773
Citrus Groves	19,404	16,276	24,636	21,048
Sugarcane	3,748	2,136	7,461	3,938
Cattle	292	295	449	493
Real estate	—	—	—	—
Leasing	685	590	1,291	1,187
Vegetables*	—	750	—	1,880

Revenue from segments	40,335	35,098	57,897	50,298
Other operations	192	140	295	247
Less: intersegment revenues eliminated	(4,037)	(3,584)	(5,147)	(4,773)

Total operating revenue	$36,490	$31,654	$53,045	$45,772

Operating expenses
Bowen	$11,767	$10,767	$18,330	$16,348
Intersegment sales through Bowen	4,037	3,584	5,147	4,773
Citrus Groves	12,416	11,914	15,971	16,005
Sugarcane	3,534	2,006	6,838	3,943
Cattle	163	224	262	362
Real estate	124	247	274	419
Leasing	301	303	616	559
Vegetables*	—	1,980	—	3,478

Segment operating expenses	32,342	31,025	47,438	45,887
Other operations	117	91	193	185
Less: intersegment expenses eliminated	(4,037)	(3,584)	(5,147)	(4,773)

Total operating expenses	$28,422	$27,532	$42,484	$41,299

Gross profit (loss):
Bowen	$402	$700	$583	$631
Citrus Groves	6,988	4,362	8,665	5,043
Sugarcane	214	130	623	(5)
Cattle	129	71	187	131
Real estate	(124)	(247)	(274)	(419)
Leasing	384	287	675	628
Vegetables*	—	(1,230)	—	(1,598)

Gross profit from segments	7,993	4,073	10,459	4,411
Other	75	49	102	62

Gross Profit	$8,068	$4,122	$10,561	$4,473

*	Vegetables were a previously reported segment; the segment was discontinued in June of 2010.

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Depreciation, depletion and amortization:
Bowen	$79	$79	$129	$161
Citrus Groves	483	509	975	1,021
Sugarcane	785	423	1,274	745
Cattle	261	328	523	659
Leasing	45	231	90	290
Vegetable*	—	60	—	120

Total segment depreciation and amortization	1,653	1,630	2,991	2,996
Other depreciation, depletion and amortization	194	149	482	423

Total depreciation, depletion and amortization	$1,847	$1,779	$3,473	$3,419

	March 31, 2011	September 30, 2010
Total assets:
Bowen	$3,658	$3,032
Citrus Groves	47,309	46,244
Sugarcane	48,376	47,529
Cattle	13,165	12,314
Real Estate	12,606	12,374
Leasing	3,939	4,019

Segment assets	129,053	125,512
Other corporate assets	54,217	63,305

Total assets	$183,270	$188,817

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

The following table provides the Company’s treasury stock transactions during the six months ended March 31, 2011:

	Beginning Balance	Purchases	Issuances	Ending Balance
Shares	7,466	39,802	(12,868)	34,400
Cost	$172	$1,025	$(300)	$897

In accordance with the approved plan, the Company may purchase an additional 281,232 shares.

Note 8. Fair Value Measurements

The carrying amounts in the balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these items. When stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. Alico carries its investments and securities available for sale at fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at March 31, 2011 and September 30, 2010.

Note 9 – Litigation and Settlements

Shareholder Derivative Actions

On October 29, 2008 Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”) a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1,000,000. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

On June 3, 2009 a Special Committee of Alico’s Board of Directors, comprised entirely of Independent Directors and which was constituted to investigate the shareholder derivative action filed by Mr. Troutman, completed its investigation with the assistance of independent legal counsel, and determined that it would not be in Alico’s best interest to pursue such litigation. Alico has filed a motion to dismiss the litigation based upon the findings of the Special Committee. A hearing on this motion was held on December 7, 2010, and as of the date of filing this report, the Court had not yet ruled on the motion to dismiss. A copy of the report was filed with the Court and the report and other pleadings in the case are available from the Clerk of Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc. Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

The Company is also involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 10. Related Party Transaction

Atlantic Blue Group, Inc.

Atlanticblue owns approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue is able to elect all the directors and, consequently, to control Alico. Directors who also serve on Atlanticblue’s board are referred to as “affiliated directors”. Atlanticblue issued a letter dated December 3, 2009 reaffirming its commitment to maintaining a majority of independent directors (which may include affiliated directors) on Alico’s board.

John R. Alexander, a major shareholder in Atlanticblue, serves on the Company’s Board of Directors as Chairman.

Mr. Alexander’s son, JD Alexander, serves as President and Chief Executive Officer of Atlanticblue and in February 2010, was appointed as Alico’s President and Chief Executive Officer. JD Alexander serves on Alico’s Board of Directors. Robert E. Lee Caswell, Mr. John R. Alexander’s son-in-law, serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of Atlanticblue (the “Affiliated Directors”).

On January 18, 2008 the Company’s Board of Directors approved an unaccountable expense allowance of $5 thousand per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, serves as the owner and Chief Executive Officer of Scenic Highlands Enterprises. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary, and utilities. Alico paid $15 thousand and $30 thousand for each of the three and six months ended March 31, 2011 and 2010, respectively, pursuant to this agreement. The agreement will continue to be in effect throughout Mr. Alexander’s tenure as Chairman.

Effective June 30, 2008 the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600,000 over a three year period. Alico paid $38 thousand and $75 thousand to Mr. Alexander during the three and six months ended March 31, 2011, respectively, pursuant to this agreement and $50 thousand and $100 thousand during the comparable period of 2010.

Former director Baxter Troutman has filed suit against John R. and JD Alexander. The Company is reimbursing Messrs.’ Alexander for legal fees to defend the suit in accordance with the Board’s indemnification agreement. All reimbursements are being approved by the Special Committee of the Board comprised of an independent director. Reimbursements pursuant to the litigation were $40 thousand and $68 thousand on behalf of John R. Alexander and $29 thousand and $48 thousand on behalf of JD Alexander during the three and six months ended March 31, 2011, respectively. For the three and six months ended March 31, 2010, no reimbursements for litigation were made on behalf of John R. Alexander and $5 thousand and $28 thousand on behalf of JD Alexander.

During the three and six months ended March 31, 2011, Bowen marketed no boxes and 1,454 boxes of fruit from Alexander Properties at no value and $17 thousand, respectively. During the three and six months ended March 31, 2010, Bowen marketed 1,502 and 1,701 boxes of fruit for Alexander Properties at a total value of $9 thousand and $11 thousand, respectively. Alexander Properties is a company owned by Mr. John R. Alexander and Mr. JD Alexander.

Bowen is currently marketing citrus fruit from Tri County Groves, a wholly owned subsidiary of Atlanticblue. During the three and six months ended March 31, 2011, Bowen marketed 32,726 and 147,740 boxes of fruit, respectively, at a gross value of $0.3 million and $1.3 million, respectively. During the three and six months ended March 31, 2010, Bowen marketed 49,560 and 175,051 boxes of fruit, respectively, at a gross value of $0.4 million and $1.6 million, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of $171 thousand and $892 thousand were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (Griffin) for the three and six months ended March 31, 2011, respectively. For the three and six months ended March 31, 2010, citrus revenues for Ben Hill Griffin under the marketing agreement were $146 thousand and $325 thousand, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable, resulting from citrus sales, include amounts due from Griffin of $39 thousand and $90 thousand at March 31, 2011 and September 30, 2010, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing and processing costs for fruit sold through Griffin totaled $60 thousand and $228 thousand for the three and six months ended March 31, 2011 and $71 thousand and $140 thousand for the comparable period in 2010, respectively. The accompanying consolidated balance sheets include accounts payable to Griffin for citrus production, harvesting and processing costs and supplies totaling $227 thousand and $44 thousand at March 31, 2011 and September 30, 2010, respectively.

Alico purchases fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $0.5 million and $0.7 million for the three and six months ended March 31, 2011, and $0.4 million and $0.8 million for the three and six months ended March 31, 2010, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward –Looking Statements

We make forward-looking statements in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2010 and our Quarterly Reports on Form 10-Q.

Overview

We are a land management company operating in Central and Southwest Florida. Our primary asset is 139,607 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. We are involved in a variety of agribusiness pursuits including citrus groves, sugarcane production, cattle ranching, forestry, land leasing and rentals, rock and sand mining and real estate sales activities.

We have six reportable segments: Bowen Brothers Fruit (“Bowen”), Citrus Groves, Sugarcane, Cattle, Real Estate and Leasing.

•	Bowen operations include harvesting, hauling and marketing citrus for both Alico and other growers in the State of Florida. Bowen’s operations also include the purchase and resale of citrus fruit.

•	Citrus Grove operations consist of cultivating citrus trees in order to produce citrus for delivery to the fresh and processed citrus markets in the State of Florida.

•	Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor.

•	Cattle operations primarily include the production of beef cattle and the raising of replacement heifers.

•

The Real Estate segment is engaged in the planning and strategic positioning of all Alico land, which includes seeking entitlement of our land assets in order to preserve rights should we choose to develop the property in the future and negotiating and renegotiating sales and options contracts.

•	Alico’s leasing segment rents land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.

We will relocate our principal offices to 10070 Daniels Interstate Court, Fort Myers, FL 33913, during the third quarter of fiscal 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2010 during this reporting period.

Recently Issued Accounting Standards

See Note 1- Description of Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements Unaudited included in this report for recently issued accounting standards.

Results from Operations

The following table sets forth a comparison of results of operations for the three and six months ended March 31, 2011 and 2010:

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2011	2010	Difference	% Change	2011	2010	Difference	% Change
Operating revenue	$36,490	$31,654	$4,836	15.3%	$53,045	$45,772	$7,273	15.9%
Gross profit	8,068	4,122	3,946	95.7%	10,561	4,473	6,088	136.1%
General & administrative expenses	1,597	1,797	(200)	(11.1)%	3,608	3,225	383	11.9%
Income from operations	6,471	2,325	4,146	178.3%	6,953	1,248	5,705	457.1%
Interest & investment income	(1,572)	337	(1,909)	N/M	(1,714)	279	(1,993)	N/M
Interest expense	(566)	(746)	180	(24.1)%	(1,070)	(1,724)	654	(37.9)%
Other income (expense)	43	(3)	46	N/M	57	169	(112)	(66.3)%
Income tax expense (benefit)	1,664	563	1,101	195.6%	1,607	(8)	1,615	N/M
Effective income tax rate	38.0%	29.4%	8.6%	29.2%	38.0%	28.6%	9.4%	32.9%
Net income (loss)	$2,712	$1,350	1,362	100.9%	$2,619	$(20)	$2,639	N/M

N/M – variance is not meaningful.

The increase in operating revenue of $4.8 million and $7.3 million for the three and six months ended March 31, 2011, respectively, as compared to three and six months ended March 31, 2010 is due primarily to favorable market pricing in our citrus and sugarcane operations and, to a lesser extent, the increase in sugarcane production due to the additional planting of approximately 3,000 acres. Revenues from our citrus operations increased by $3.1 million quarter-over-quarter and by $3.6 million year-over- year due to favorable market pricing. The freezing weather in December 2010 and January 2011 caused damage to the citrus crop in the State of Florida, reducing the overall crop yields; however, the damage to our crop was minimal. Revenues from our sugarcane operations increased by $1.6 million or 75.5% for the three months ended March 31, 2011 as compared to three months ended March 31, 2010 and $3.5 million or 89.5% for the six months ended March 31, 2011 as compared to the same period in 2010. See Segment Results for further discussion of our revenues from agricultural and nonagricultural operations.

Gross profit increased as a result of favorable market pricing for our agricultural products and the discontinuation of our vegetable operations in June 2010 by 95.7% and 136.1% for the three and six months ended March 31, 2011, respectively, as compared to gross profits for the three and six months ended March 31, 2010. See Segment Results for further discussion of our revenues from agricultural and nonagricultural operations.

General and administrative expenses decreased by $0.2 million or 11.1%, quarter-over-quarter, primarily due to a reduction in legal fees. The increase in general and administrative expenses of $0.4 million or 11.9% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 is due to an increase in professional fees.

Interest and Investment Income

Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, investments in corporate and municipal bonds, mutual funds, and U.S. Treasury securities.

During the second quarter of fiscal 2011, we wrote-off $1.7 million in allocated surplus we had recorded, based on the patronage allocation from our participation with Farm Credit of Florida (formerly known Farm Credit of Southwest Florida) (“Farm Credit”). Because Farm Credit had not made any distributions during 2010, and subsequently announced in 2011 the indefinite suspension of any future distributions of member’s allocated surplus, we determined that the asset was uncollectible and future collections of the allocated surplus were indeterminable. See Note 5 – Indebtedness in the Notes to Condensed Consolidated Financial Statements Unaudited.

During the quarter ended March 31, 2010, Alico negotiated the sale of a previously impaired auction rate security resulting in a gain of $250 thousand which was recognized during the quarter.

In May 2010, Alico invested $12.2 million to obtain a 39% equity interest in the Magnolia Fund. Alico is accounting for its investment in the fund according to the equity method of accounting whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. For the three and six months ended March 31, 2011, we recorded income of $95 thousand and a loss of $74 thousand, respectively. See Note 3- Investment in Magnolia Fund in the Notes to Condensed Consolidated Financial Statements Unaudited.

Interest Expense

Interest expense decreased by $0.2 million and $0.7 million for the three and six months ended March 31, 2011 as compared with the three and six months ended March 31, 2010, respectively, primarily due to lower interest rates obtained through the refinancing of our term note facility with Rabo in September 2010, and to a lesser extent, the reduction of outstanding debt. Average interest rates for the three and six months ended March 31, 2011 were 2.76% as compared to 6.79% for the three and six months ended March 31, 2010. See Note 5 - Indebtedness in the Notes to Condensed Consolidated Financial Statements Unaudited.

Provision for Income taxes

Our effective tax rate is impacted by IRS adjustments including penalties and interest, state income taxes, including penalties and interest, income reported for financial statement purposes but not taxable under current statutes, such as earnings from tax exempt bonds, expenses reported for financial statement purposes but not deductible under current statutes, such as lobbying expenses and non-qualified retirement plans, and the expiration of otherwise allowable deductions that do not meet recognition thresholds such as expired net operating losses and contribution carry forwards.

On March 9, 2011, October 28, 2010 and September 9, 2010, the Internal Revenue Service (“IRS”) issued Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007 (the “Dispute Period”). These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a United States taxpayer during the years under examination; and (ii) Alico-Agri’s ability to recognize income from real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. The March 9, 2011 RAR pertains to withholding taxes that would be due by Alico-Agri if the IRS is successful in the assertion that Agri-Insurance and Alico-Agri are required to file separate tax returns during the Dispute Period. Based on positions taken in the RARs, the IRS has calculated additional taxes and penalties due of $29.8 million. The RARs did not quantify the interest on the taxes.

We maintain that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico submitted a rebuttal to IRS Appeals and intends to vigorously defend the tax positions it has taken. Because the earnings of Agri-Insurance were included in Alico’s consolidated returns during the years under audit, and because the purchaser subsequently defaulted on the real estate transactions for which the installment method was utilized, the issues raised by the IRS (except with respect to $15.3 million in penalties claimed by the IRS) are primarily timing related and would be recorded in the Company’s deferred tax accounts as of the date any final settlement with the IRS is reached.

Alico’s effective tax rate was 38.0% for the three and six months ended March 31, 2011 and 29.4% and 28.6% for the three and six months ended March 31, 2010, respectively. The March 2010 rate differed from the expected combined Federal and State blended rate of 38.0% primarily due to an increase in the cash surrender value of life insurance contracts which was recognized as a gain for book purposes, but is not taxable.

Segment Results

Operating Revenue

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Revenues
Agriculture:
Bowen Brothers Fruit	$12,169	$11,467	$18,913	$16,979
Citrus Groves	19,404	16,276	24,636	21,048
Sugarcane	3,748	2,136	7,461	3,938
Cattle	292	295	449	493
Vegetables	—	750	—	1,880
Sod and native plants	71	90	134	148

Agriculture operations revenue	35,684	31,014	51,593	44,486
Real estate operations	—	—	—	—
Land leasing and rentals	685	590	1,291	1,187
Mining royalties	121	50	161	99

Total operating revenue	$36,490	$31,654	$53,045	$45,772

Operating revenues increased by 15.3% and 15.9% for the three and six months ended March 31, 2011, respectively, as compared with the three and six months ended March 31, 2010, which was primarily due to favorable market pricing of citrus and sugarcane.

Gross Profit

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$402	$700	$583	$631
Citrus Groves	6,988	4,362	8,665	5,043
Sugarcane	214	130	623	(5)
Cattle	129	71	187	131
Vegetables	—	(1,230)	—	(1,598)
Sod and native plants	38	11	81	(15)

Gross profit from agricultural operations	7,771	4,044	10,139	4,187
Real estate activities	(124)	(247)	(274)	(419)
Land leasing and rentals	390	287	675	628
Mining royalties	31	38	21	77

Gross Profit	$8,068	$4,122	$10,561	$4,473

We measure gross profit from operations before the allocation of corporate overhead or interest charges to the respective segments. Gross profit is dependent upon the prices received for each of the Company’s products, less harvesting, marketing and delivery costs and the direct costs of production.

Gross profit for the three and six months ended March 31, 2011, as compared with the three and six months ended March 31, 2010, increased by 95.7% and 136.1%, respectively. The increase in gross profit is primarily due to the favorable market prices of our agricultural products, the discontinuation of our vegetable operations in June 2010 and, to a lesser extent, the increase in crop yield from the additional 3,000 acres of sugarcane harvested.

Agricultural Operations

Agricultural operations provided approximately 97.8% and 97.3% of total operating revenues for the three and six months ended March 31, 2011, respectively. However, agricultural operations are subject to a wide variety of risks including market, weather and disease among others. As a producer of agricultural products, our ability to control the prices received from our products is limited, and prices for agricultural products are subject to market and seasonal volatility. Our operating results are dependent on market conditions for the season. Agriculture revenues increased by 15.1% and 16.0% for the three and six months ended March 31, 2011, respectively, as compared with the three and six months ended March 31, 2010, due to favorable market prices for citrus, sugarcane and cattle and the increase in crop yield of sugarcane.

Bowen

Bowen’s operations generated revenues of $12.2 million and $18.9 million for the three and six months ended March 31, 2011, respectively, and $11.5 million and $17.0 million for the three and six months ended March 31, 2010, respectively. Gross profits were $0.4 million and $0.6 million during the three and six months ended March 31, 2011, respectively, and $0.7 million and $0.6 million during the three and six months ended March 31, 2010, respectively. Bowen’s operations include the purchase and resale of citrus fruit and contract harvesting and hauling. Due to favorable market pricing of citrus during the three and six months ended March 31, 2011, revenues increased by 6.1% quarter-over-quarter and by 11.4% year-over-year. Gross profit decreased by 42.6% for the three months ended March 31, 2011 as compared to the same period in 2010 and by 7.6% for the six months ended March 31, 2011 as compared to the same period in 2010. The decrease was primarily due to the freezing weather that occurred in December 2010 and January 2011, which decreased the total crop available in the State of Florida, resulting in higher costs to purchase fruit.

Citrus Groves

Revenues increased in the citrus division by 19.2% quarter-over-quarter and 17.1% year-over-year. Gross profits increased by 60.2% and 71.8% for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010. The increase in revenue and gross profits for the quarter and six months ended March 31, 2011 compared with the same periods ended March 31, 2010 was due to an increase in citrus prices and lower costs on a per box basis due to increases in the crop yield. Citrus prices increased by 11.4% for the six months ended March 31, 2011 compared to the same period in 2010, due to freezing temperatures in December 2010 and January 2011 which caused damage to the citrus crop in the State of Florida, reducing the overall crop. Damage to our citrus crop was not significant. The number of boxes harvested during the three months and six months ended March 31, 2011 was 1.9 million and 2.4 million, respectively, as compared to 1.7 million and 2.3 million for the three and six months ended March 31, 2010.

Sugarcane

Alico’s sugarcane operations consist of cultivating raw sugarcane for sale to a sugar processor. Sugarcane revenue increased by 75.5% for the three months ended March 31, 2011 as compared to the same period in 2010 and 89.5% for the six months ended March 31, 2011 as compared to the same period in 2010. The gross profit of sugarcane increased 64.6% quarter-over-quarter. The gross profit for the six months ended March 31, 2011 was $623 thousand as compared to a loss of $5 thousand for the six months ended March 31, 2010. The increase in revenues and gross profit was primarily due to favorable market pricing and the increase in production from the additional 3,000 acres harvested from the replanting efforts which began in fiscal 2010.

To maintain maximum production sugarcane crops, grown on sandy soil such as Alico’s, must be rotated every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. Due to dwindling profit margins, uncertainty surrounding the facility where we deliver our sugarcane, and an unfavorable price determinant, we chose to reduce our sugarcane planting activities during the fiscal years beginning in fiscal 2007. As a result, production of sugarcane tonnage steadily declined from fiscal 2007 through fiscal 2010. Improving market conditions, removal of uncertainties concerning the future of the sugar processing facility and a more favorable pricing arrangement with our sole customer led us to begin a program in fiscal 2010 to replant our sugarcane fields in order to achieve prior production levels. Due to the growing cycle of sugarcane, we are beginning to realize an increase in crop yields in fiscal 2011.

Cattle

Cattle revenues were $0.3 million and $0.4 million and gross profit from cattle operations were $0.1 million and $0.2 million for the three and six months ended March 31, 2011, respectively. Cattle revenues were $0.3 million and $0.5 million and gross profit from cattle operations were $0.1 million for each of the three and six months ended March 31, 2010, respectively. We expect to sell the majority of our calves during the fourth quarter ending September 30, 2011; market pricing for cattle has increased year-over-year and we expect to benefit from that increase in the fourth quarter of fiscal 2011. We continue to implement cost cutting measures in our cattle operations in order provide a low cost high quality cattle product.

Vegetables

Revenues from the sale of vegetables were $0.8 million and $1.9 million for the three and six months ended March 31, 2010, respectively. Gross losses from the vegetable division were $1.2 million and $1.6 million for the three and six months ended March 31, 2010, respectively. As a result of the losses incurred during fiscal 2010, 2009 and 2008, we decided to discontinue our vegetable operations in the third quarter of fiscal 2010.

Non Agricultural Operations

Land leasing and rentals

Alico rents land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land rentals increased 16.1% quarter-over-quarter and 8.8% year-over-year. Gross profits increased by 35.9% for the three months ended March 31, 2011 as compared to the same period in 2010, and 7.5% for the six months ended March 31, 2011 as compared to same period ended 2010. The increases in revenue and gross profit were due to several new farming leases entered into during fiscal 2011.

Liquidity and Capital Resources

(dollars in thousands)	March 31, 2011	September 30, 2010
Cash & liquid investments	$6,964	$12,365
Total current assets	31,183	37,441
Current liabilities	8,425	7,912
Working capital	22,758	29,529
Total assets	183,270	188,817
Notes payable	$66,569	$73,460
Current ratio	3.70:1	4.73:1

We believe that our current cash position, our revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have credit commitments under a revolving line of credit that provides for credit of up to $60.0 million. Of the $60.0 million credit commitment, approximately $37.3 million was available for Alico’s general use at March 31, 2011. See Note 5 -Indebtedness in the Notes to the Condensed Consolidated Financial Statements Unaudited.

We have been subject to examinations by the IRS for 18 of our last 20 income tax returns. The IRS is currently examining our tax returns for the 2005 – 2007 tax years. We believe that we have taken the proper positions on the tax returns currently under examination; however, the IRS issued thirty day letters dated September 9, 2010, October 28, 2010 and March 9, 2011, demanding payment of $29.8 million for taxes and penalties related to positions that the IRS contends were inappropriately taken. We are appealing the issues contained in these letters and believe that the positions we have taken are correct; however, if we were required to pay a substantial portion of the amount claimed by the IRS, such an outcome would adversely affect our liquidity and financial position.

Cash Provided By Operating Activities

Cash flows provided by operating activities was $8.9 million for the six months ended March 31, 2011 which compared favorably to cash provided by operating activities of $3.0 million for the six months ended March 31, 2010. The change in cash provided by operating activities was primarily attributable to the increase in net income, the non-cash charge of depreciation and changes in the working capital accounts.

Cash Used In Investing Activities

Cash used in investing activities for the six months ended March 31, 2011 and 2010 were $(5.2) million and $(3.2) million, respectively. The increase in cash used in investing activities was primarily due to the purchase of a new building on March 8, 2011 for $2.4 million. We plan on relocating our corporate office to this location during the third quarter of fiscal 2011. Other capital expenditures included $2.6 million for the sugarcane expansion, $0.5 million in citrus plantings and $1.7 in certain other capital expenditures.

Cash Used In Financing Activities

Cash used in financing activities were $(8.7) million and $(8.6) million for the six months ended March 31, 2011 and 2010, respectively. The cash used in financing is due to repayments in borrowings on our credit facilities partially offset with an increase in purchases of treasury shares. Alico’s Board of Directors authorized the repurchase of up to 350,000 shares of our common stock through November 1, 2013, for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan and for the compensation of the company’s Directors according to our Director Compensation Plan.

In accordance with the approved plan, at March 31, 2011, 281,232 shares were available for acquisition. We purchased 32,268 and 39,802 shares in the open market at an average price of $26.20 and $25.76 during the three and six months ended March 31, 2011, respectively. Alico purchased 2,308 and 16,000 shares in the open market at an average price of $29.10 and $28.50 during the three and six months ended March 31, 2010, respectively.

Purchase Commitments

Alico, through its wholly owned subsidiary Bowen, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $24.2 million at March 31, 2011 for delivery in fiscal years 2011, 2012 and 2013. All of these purchase obligations except for $1.0 million were covered by sales agreements at prices exceeding cost. Bowen’s management currently believes that all committed purchase quantities can be sold at a profit.

Off Balance Sheet Arrangements

There have been no material changes to the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2010 during this reporting period.

Contractual Obligations

There have been no material changes in the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2010 during this reporting period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended September 30, 2010 during this reporting period.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as amended (“Exchange Act”), was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Part I, Item I, Financial Statements, Note 9 – Litigation and Settlements in the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors has authorized the repurchase of up to 350,000 shares of the our common stock from shareholders from time to time (the Stock Repurchase Plan”) through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan. Stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of SEC Rule 10b-18.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended January 31	8,036	$26.29	8,036	305,464
Month ended February 28	—	—	—	305,464
Month ended March 31	24,232	$26.17	24,232	281,232

Total	32,268	$26.20	32,268	281,232

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Removed and Reserved.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: May 10, 2011

JD Alexander
(Signature)
Chief Executive Officer and President

Date: May 10, 2011

Scott R. Whitney
(Signature)
Chief Financial Officer and Senior Vice President

Date: May 10, 2011

Jerald R. Koesters
(Signature)
Chief Accounting Officer and Controller