Form 10-Q
period 2011-06-30
ALICO INC
filed 2011-08-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-261

Alico, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10070 Daniels Interstate Court Suite 100 Fort Myers, FL	33913
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 239-226-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 7,350,223 shares of common stock, par value $1.00 per share, outstanding as of August 1, 2011.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Operating revenues:
Agricultural operations	$38,681	$27,739	$90,274	$72,225
Non-agricultural operations	660	701	2,112	1,987
Real estate operations	—	—	—	—

Total operating revenue	39,341	28,440	92,386	74,212

Operating expenses:
Agricultural operations	27,110	22,610	68,674	62,909
Non-agricultural operations	302	304	948	885
Real estate operations	90	143	364	562

Total operating expenses	27,502	23,057	69,986	64,356

Gross profit	11,839	5,383	22,400	9,856
Corporate general and administrative	1,766	1,604	5,374	4,829

Income from operations	10,073	3,779	17,026	5,027
Other (expenses) income:
Interest and investment income (loss), net	57	901	(1,657)	1,180
Interest expense	(502)	(926)	(1,572)	(2,650)
Other income	114	40	171	209

Total other (expenses) income, net	(331)	15	(3,058)	(1,261)

Income before income taxes	9,742	3,794	13,968	3,766
Income tax expense	3,771	1,506	5,378	1,498

Net income	$5,971	$2,288	$8,590	$2,268

Weighted-average number of shares outstanding	7,352	7,380	7,366	7,382

Weighted-average number of shares outstanding assuming dilution	7,352	7,380	7,366	7,382

Per share amounts- net income (loss)
Basic	$0.81	$0.31	$1.17	$0.31
Diluted	$0.81	$0.31	$1.17	$0.31

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,074	$10,926
Investments	985	1,439
Accounts receivable, net	16,018	4,389
Income tax receivable	—	1,072
Inventories	18,194	18,601
Other current assets	792	1,014

Total current assets	39,063	37,441

Investment in Magnolia Fund	10,702	12,699
Investments, deposits and other non-current assets	2,531	3,759
Deferred tax assets	9,116	9,159
Cash surrender value of life insurance	801	786
Property, buildings and equipment	191,779	186,535
Less: accumulated depreciation	(64,164)	(61,562)

Total assets	$189,828	$188,817

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,771	$1,988
Current portion of long-term debt	2,782	1,281
Accrued expenses	1,492	1,025
Income taxes payable	1,118	—
Dividend payable	—	738
Accrued ad valorem taxes	1,305	1,818
Other current liabilities	639	1,062

Total current liabilities	10,107	7,912

Long-term debt, net of current portion	63,067	72,179
Deferred retirement benefits, net of current portion	3,572	3,489

Total liabilities	76,746	83,580

Commitments and contingencies

Stockholders’ equity:
Common stock, $1 par value; 15,000 shares authorized; 7,377 and 7,386 shares issued and 7,346 and 7,379 shares outstanding at June 30, 2011 and September 30, 2010, respectively	7,377	7,379
Additional paid in capital	9,206	9,310
Treasury stock at cost, 31 and 7 shares held at June 30, 2011 and September 30, 2010, respectively	(811)	(172)
Retained earnings	97,310	88,720

Total stockholders’ equity	113,082	105,237

Total liabilities and stockholders’ equity	$189,828	$188,817

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended June 30,
	2011	2010
Net cash provided by operating activities	$7,185	$12,795

Cash flows from investing activities:
Purchases of property and equipment	(8,719)	(6,140)
Purchases of investments	(15)	(12,528)
Proceeds from sales of property and equipment	627	835
Return on investment in Magnolia Fund	1,966	—
Proceeds from sales of investments	454	4,723
Notes receivable collections	45	60

Net cash used in investing activities	(5,642)	(13,050)

Cash flows from financing activities:
Principal payments on notes payable	(961)	(3,816)
Borrowings on revolving line of credit	7,000	48,262
Repayments on revolving line of credit	(13,650)	(42,100)
Treasury stock purchases	(1,047)	(456)
Dividends paid	(737)	(1,014)

Net cash (used in) provided by financing activities	(9,395)	876

Net (decrease) increase in cash and cash equivalents	$(7,852)	$621
Cash and cash equivalents:
At beginning of period	10,926	18,794

At end of period	$3,074	$19,415

Supplemental disclosures of cash flow information
Cash paid for interest, net of amount capitalized	$1,595	$2,906

Supplemental schedule of non-cash investing activities:
Reclassification of breeding herd to property and equipment	$—	$557

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except for per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”) and its wholly owned subsidiaries, (together with Alico, collectively, the “Company”) is a land management company primarily engaged in a variety of agribusiness pursuits in addition to land leasing and rentals, rock and sand mining and real estate sales operating in Central and Southwest Florida.

Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2010, which has been derived from audited financial statements and (b) the unaudited condensed consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. The results of the interim period are not necessarily indicative of the results for any other interim periods or an entire year. Footnote presentation of dollar values are in thousands.

The Financial Statements have been presented according to the rules and regulations of the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information, footnotes and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Seasonality

The Company is primarily engaged in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of the reported period herein are not necessarily indicative of the results for any other interim period or entire year.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU amends the FASB Accounting Standards Codification™ (“ASC”) to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning December 15, 2011.

The adoption of ASU 2011-05 will not have a material impact on the Company’s financial position or results of operations as it only affects financial statement presentation, and the Company does not believe that any other recently issued but not effective accounting standards, if currently adopted, will have a material effect on its financial position, result of operations or cash flows.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

	June 30, 2011	September 30, 2010
Unharvested fruit crop on the trees	$10,440	$13,164
Unharvested sugarcane	4,696	4,641
Beef cattle	2,819	650
Other	239	146

Total Inventories	$18,194	$18,601

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

Magnolia recognizes revenue when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Magnolia has recognized the minimum 5% earnings on its tax certificate portfolio. Expenses of the fund include an acquisition fee of 1%, interest expense, a monthly management fee and other administrative costs.

Alico is accounting for its investment in Magnolia in accordance with the equity method of accounting, whereby Alico will record its 39% interest in the reported income or loss of the fund each quarter. Based on the June 30, 2011 unaudited internal financial statements of Magnolia, Alico recorded investment income of $23 thousand and investment loss of $31 thousand for the three and nine months ended June 30, 2011, respectively as compared to investment income of $846 thousand from May 2010, inception, through June 30, 2010. Magnolia made certain distributions during the nine months ended June 30, 2011; the Company’s share of those distributions was approximately $ 2.0 million.

Note 4. Income taxes:

Alico’s effective tax rate was 38.5% and 39.8% for the nine months ended June 30, 2011 and 2010, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of June 30, 2011. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

On June 17, 2011, March 9, 2011, October 28, 2010 and September 9, 2010, the Internal Revenue Service (“IRS”) issued Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007 (the “Dispute Period”). These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a United States taxpayer during the years under examination; and (ii) Alico-Agri’s ability to recognize income from real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. Based on the positions taken in the RARs, including the Adjusted RAR, as described below, the IRS claims additional taxes and penalties due of $29.8 million consisting of $14.5 million in taxes and $15.3 million in penalties. The RARs did not quantify the interest on the taxes.

The Company maintains that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. Alico submitted a rebuttal to IRS Appeals on December 14, 2010 for the September 9, 2010 and October 28, 2010 RARs and on April 6, 2011 for the March 9, 2011 RAR and intends to vigorously defend the tax positions it has taken. The IRS responded to the April 6, 2011 rebuttal with an Adjusted RAR on June 17, 2011 agreeing to remove certain penalties totaling approximately $1.7 million but recalculating and asserting other penalties that also totaled approximately $1.7 million. The Company has an Appeals Conference scheduled with the IRS on August 17, and August 18, 2011. See Note 11 - Subsequent Events.

Classification as a dealer in real estate may preclude the Company’s use of the installment method on two transactions and may require payment of taxes, penalties and interest on the full amount of the related gain including the gain on the deferred portion of the sales price. However, during the fiscal year ended September 30, 2010, the purchasers of the installment sale property defaulted on the deferred payment obligations and Alico-Agri recovered the properties through foreclosure. The Company’s liquidity could be impacted for the period of time between the payment of taxes, penalties and interest on the deferred portion of the sales price and the eventual recovery of taxes due to the Company’s loss on the purchasers’ default. The timing difference that would result from the payment of claimed taxes and the subsequent receipt of refunds or credits realized against future taxes would be presented in the Company’s deferred tax accounts. The Company would record expenses for penalties and interest incurred in the period in which any settlement is reached with the IRS.

If the Company were required to pay a substantial portion of the taxes and penalties calculated by the IRS, and interest thereon, it could materially affect the Company’s liquidity.

Note 5. Indebtedness:

The outstanding debt under the Company’s various loan agreements is presented in the table below:

	Revolving line of credit		Term note	Mortgage note payable	All other	Total
June 30, 2011
Principal balance outstanding		$22,350	$40,000	$3,483	$16	$65,849
Remaining available credit		$37,650	—	—	—	$37,650
Effective interest rate		2.69%	2.69%	6.68%	Various
Scheduled maturity date		Oct 2020	Oct 2020	Mar 2014	Various
Collateral		Real estate	Real estate	Real estate	Various

September 30, 2010	$
Principal balance outstanding		$29,000	$40,000	$4,433	27	$73,460
Remaining available credit		$31,000	—	—	—	$31,000
Effective interest rate		2.76%	2.76%	6.68%	Various
Scheduled maturity date		Oct 2020	Oct 2020	Mar 2014	Various
Collateral		Real estate	Real estate	Real estate	Various

Alico has a revolving line of credit and term note with Rabo AgriFinance, Inc. (“Rabo”) for $100 million, and a mortgage with Farm Credit of Florida (formerly known as Farm Credit of Southwest Florida) (“Farm Credit”). The line of credit is collateralized by 44,277 acres of farmland, and the term note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

The Term note requires quarterly payments of interest at a floating rate of LIBOR plus 250 basis points beginning October 1, 2010. Quarterly principal payments of $500 thousand, together with accrued interest, begin on October 1, 2011 and continue until October 1, 2020, when the remaining principal balance and accrued interest will be due and payable. The mortgage note requires monthly principal payments of $106 thousand plus accrued interest until maturity. At June 30, 2011 and September 30, 2010, Alico was in compliance with all of its covenants under the various loan agreements.

Maturities of the Company’s debt at June 30, 2011 were as follows:

Due within 1 year	$2,782
Due between 1 and 2 years	3,267
Due between 2 and 3 years	2,950
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	52,850

Total	$65,849

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Interest expense	$502	$926	$1,572	$2,650
Interest capitalized	25	17	90	68

Total interest cost	$527	$943	$1,662	$2,718

As an agricultural credit cooperative, Farm Credit is owned by the member-borrowers who purchase stock and earn participation certificates which represent each members-borrowers respective share of the allocated surplus in the cooperative. Allocations of the surplus are made to members on an annual basis according to the proportionate amount of interest paid by each member. Allocations are made in cash and non-cash participation certificates.

During the second quarter of 2011, the Company wrote-off $1.7 million in allocated surplus it had recorded, based on its patronage allocation with Farm Credit. Farm Credit did not make any distributions of allocated surplus during 2010 and subsequently announced in 2011 the indefinite suspension of any future distributions of members’ allocated surplus; therefore, the Company determined that the entire amount was uncollectible as no future revolvement plan has been established. The write-off of the $1.7 million is included in interest and investment income, net, in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

Note 6. Disclosures about reportable segments:

Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Leasing. All of the Company’s operations are located in Florida. Intersegment sales and transfers are accounted by the Company as if the sales or transfers were to third parties at current market prices.

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

The real estate segment, operated on behalf of Alico by Alico Land Development Inc., is engaged in the planning and strategic positioning of all Company owned land, which includes seeking entitlement of the land assets in order to preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts. Alico’s leasing segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.

The following table summarizes the performance of the Company’s segments and the related depreciation for the three and nine month periods ended June 30, 2011 and 2010, and the related assets as of June 30, 2011 and September 30, 2010:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenues (from external customers except as noted)
Bowen	$16,131	$10,943	$35,044	$27,922
Intersegment sales through Bowen	4,532	3,339	9,679	8,112
Citrus Groves	22,049	15,066	46,685	36,114
Sugarcane	211	(17)	7,672	3,921
Cattle	220	116	669	609
Real estate	—	—	—	—
Leasing	621	627	1,912	1,814

Revenue from segments	43,764	30,074	101,661	78,492
Other operations	109	1,705	404	3,832
Less: intersegment revenues eliminated	(4,532)	(3,339)	(9,679)	(8,112)

Total operating revenue	$39,341	$28,440	$92,386	$74,212

Operating expenses
Bowen	$15,468	$10,602	$33,798	$26,950
Intersegment sales through Bowen	4,532	3,339	9,679	8,112
Citrus Groves	11,407	10,048	27,378	26,053
Sugarcane	36	—	6,874	3,943
Cattle	120	72	382	434
Real estate	90	143	364	562
Leasing	292	288	908	847

Segment operating expenses	31,945	24,492	79,383	66,901
Other operations	89	1,904	282	5,567
Less: intersegment expenses eliminated	(4,532)	(3,339)	(9,679)	(8,112)

Total operating expenses	$27,502	$23,057	$69,986	$64,356

Gross profit (loss):
Bowen	$663	$341	$1,246	$972
Citrus Groves	10,642	5,018	19,307	10,061
Sugarcane	175	(17)	798	(22)
Cattle	100	44	287	175
Real estate	(90)	(143)	(364)	(562)
Leasing	329	339	1,004	967

Gross profit from segments	11,819	5,582	22,278	11,591
Other operations	20	(199)	122	(1,735)

Gross profit	$11,839	$5,383	$22,400	$9,856

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Depreciation, depletion and amortization:
Bowen	$41	$77	$170	$238
Citrus Groves	488	502	1,463	1,523
Sugarcane	787	474	2,061	1,219
Cattle	258	326	781	985
Leasing	45	133	135	423

Total segment depreciation and amortization	1,619	1,512	4,610	4,388
Other depreciation, depletion and amortization	282	170	764	713

Total depreciation, depletion and amortization	$1,901	$1,682	$5,374	$5,101

	June 30, 2011	September 30, 2010
Total assets:
Bowen	$4,772	$3,032
Citrus Groves	53,080	46,244
Sugarcane	49,172	47,529
Cattle	12,607	12,314
Real Estate	12,730	12,374
Leasing	3,894	4,019

Segment assets	136,255	125,512
Other Corporate assets	53,573	63,305

Total assets	$189,828	$188,817

Note 7. Treasury Stock

The Company’s Board of Directors has authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan to provide restricted stock to eligible Directors and Senior Managers in order to align their interests with those of the Company’s shareholders.

The stock repurchases began in November 2005 and will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18. The Company purchased 768 and 40,570 shares in the open market at an average price of $27.82 and $25.80 during the three and nine months ended June 30, 2011, respectively.

The following table provides the Company’s treasury stock transactions during the nine months ended June 30, 2011:

	Beginning Balance	Purchases	Issuances	Ending Balance
Shares	7,466	40,570	(17,067)	30,969
Cost	$172	$1,047	$(408)	$811

In accordance with the approved plan, the Company may purchase an additional 280,464 shares.

Note 8. Fair Value Measurements

The Company accounts for financial instruments according to the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measures at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s financial assets and liabilities including cash, accounts receivable, accounts payable and accrued expenses at June 30, 2011 and September 30, 2010, approximate fair value because of the immediate or short term maturity of these items. Alico carries its investments available for sale at fair value. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for Alico’s long-term debt approximates fair value because they are transactions with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

ASC 820 clarifies that fair value is an exit price representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1- Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2- Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly; and

Level 3- Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the assets and liabilities at the measurement date.

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at June 30, 2011 and September 30, 2010.

Note 9 – Contingencies

Shareholder Derivative Actions

On October 29, 2008, Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander which names Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008 Mr. Troutman was a director of Alico. The complaint alleges that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander and improperly included a proposed special dividend; and that the Alexanders’ sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result, the complaint is seeking damages to be paid to Alico by the Alexanders’ in excess of $1.0 million. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

On June 3, 2009, a Special Committee of Independent Directors from Alico’s Board of Directors, the (“Committee”) was created to investigate the shareholder derivative action filed by Mr. Troutman. The Committee completed its investigation with the assistance of independent legal counsel and determined that it would not be in the Company’s best interest to pursue such litigation. Alico filed a motion to dismiss the litigation based upon the findings of the Special Committee; a hearing on this motion was held on December 7, 2010. The Court issued an order denying the motion to dismiss the shareholder derivative suit on May 24, 2011. A copy of the report, the order of denial and other pleadings in the case are available from the Clerk of Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc., Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

The Company is also involved from time to time in routine legal matters incidental to its business. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of ASC 450— Contingencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 10. Related Party Transaction

Atlantic Blue Group, Inc.

Atlanticblue owns approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue is able to elect all of the directors and, consequently, control Alico. Directors which also serve on Atlanticblue’s board are referred to as “affiliated directors”. Atlanticblue issued a letter dated December 3, 2009 reaffirming its commitment to maintain a majority of independent directors (which may include affiliated directors) on Alico’s board. A director is considered independent if the Board makes an affirmative determination that (i) the director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities as a director and (ii) the director has no prohibited relationships with the registered company or its Executive Officers during the preceding thirty-six months from the determination.

John R. Alexander, a major shareholder in Atlanticblue, serves as Chairman on the Company’s Board of Directors. Mr. Alexander’s son, JD Alexander, serves as President and Chief Executive Officer of Atlanticblue and in February 2010 was appointed as Alico’s President and Chief Executive Officer and serves on Alico’s Board of Directors. Robert E. Lee Caswell, Mr. John R. Alexander’s son-in-law, serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of Atlanticblue (the “Affiliated Directors”).

Effective June 30, 2008 the Company’s Board of Directors approved an unaccountable expense allowance of $5 thousand per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, is the owner and Chief Executive Officer of Scenic Highlands Enterprises, LLC. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary, and utilities. Alico paid Scenic Highlands Enterprises, LLC $15 thousand and $45 thousand for each of the three and nine months ended June 30, 2011 and 2010, respectively, pursuant to this agreement. The agreement ended June 30, 2011.

Effective June 30, 2008 the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600 thousand over a three year period. Alico paid $38 thousand and $113 thousand to Mr. Alexander during the three and nine months ended June 30, 2011, respectively, pursuant to this agreement and $50 thousand and $150 thousand during the comparable period of 2010. The payments ended June 30, 2011, pursuant to the agreement.

Former director Baxter Troutman has filed suit against John R. and JD Alexander. The Company is reimbursing Messrs.’ Alexander for legal fees to defend themselves against the suit in accordance with the Board’s indemnification agreement. All reimbursements are being approved by the Special Committee of the Board comprised of an independent director. Reimbursements pursuant to the litigation were $0 thousand and $68 thousand on behalf of John R. Alexander and, $0 thousand and $48 thousand on behalf of JD Alexander during the three and nine months ended June 30, 2011, respectively. For the three and nine months ended June 30, 2010, reimbursements made on behalf of John R. Alexander were $0 thousand and $45 thousand and JD Alexander were $9 thousand and $37 thousand, respectively.

During the three and nine months ended June 30, 2011, Bowen marketed 742 and 2,196 boxes of fruit from Alexander Properties, Inc. for approximately $13 thousand and $30 thousand, respectively. During the three and nine months ended June 30, 2010, Bowen marketed 969 and 2,670 boxes of fruit for Alexander Properties, Inc. totaling approximately $12 thousand and $23 thousand, respectively. Alexander Properties, Inc. is a company owned by Mr. John R. Alexander and his family.

Bowen is currently marketing citrus fruit from Tri County Groves, LLC, a wholly owned subsidiary of Atlanticblue. During the three and nine months ended June 30, 2011, Bowen marketed 75,116 and 222,856 boxes of fruit, respectively, totaling approximately $0.7 million and $2.1 million, respectively. During the three and nine months ended June 30, 2010, Bowen marketed 90,535 and 265,586 boxes of fruit, respectively, totaling approximately $0.8 million and $2.4 million, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of $0.2 million and $1.1 million were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (“Griffin”) for the three and nine months ended June 30, 2011, respectively. For the three and nine months ended June 30, 2010, citrus revenues for Ben Hill Griffin under the marketing agreement were $0.1 million and $0.4 million, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable include amounts due from Griffin of $638 thousand and $90 thousand at June 30, 2011 and September 30, 2010, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing and processing costs for fruit sold through Griffin totaled $60 thousand and $288 thousand for the three and nine months ended June 30, 2011 and $31 thousand and $171 thousand for the comparable periods in 2010. Alico purchases fertilizer and other miscellaneous supplies, and services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $1.5 million and $2.3 million for the three and nine months ended June 30, 2011, respectively, and $0.5 million and $1.3 million for the three and nine months ended June 30, 2010, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling $5 thousand and $44 thousand at June 30, 2011 and September 30, 2010, respectively.

Note 11. Subsequent Events

On July 6, 2011, the Internal Revenue Service (“IRS”) issued an additional RAR pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. The RAR asserts claims to certain other penalties totaling $1.3 million. Based on the positions taken in the RARs, (for further discussion, see Footnote 4. Income Taxes) including the RAR issued subsequent to June 30, 2011, the IRS claims taxes and penalties due of $31.1 million consisting of $14.5 million in taxes and $16.6 million in penalties. The RARs did not quantify the interest on the taxes. See Note 4 - Income Taxes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

•

The Real Estate segment, operated by Alico Land Development, Inc., a wholly-owned subsidiary, is engaged in the planning and strategic positioning of all Alico land, which includes seeking entitlement of our land assets in order to preserve rights should we choose to sell or develop the property in the future and negotiating and renegotiating sales and options contracts.

•	The Leasing segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.

We relocated our principal offices from LaBelle, FL to Fort Myers, FL during the third quarter of fiscal 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three and nine months ended June 30, 2011 and 2010:

(dollars in thousands)	Three months ended June 30,				Nine months ended June 30,
	2011	2010	Difference	%	2011	2010	Difference	%
				Change				Change
Operating revenue	$39,341	$28,440	$10,901	38.3%	$92,386	$74,212	$18,174	24.5%
Gross profit	11,839	5,383	6,456	119.9%	22,400	9,856	12,544	127.3%
General & administrative expenses	1,766	1,604	162	10.1%	5,374	4,829	545	11.3%
Income from operations	10,073	3,779	6,294	166.6%	17,026	5,027	11,999	238.7%
Interest & investment income (loss)	57	901	(844)	(93.7)%	(1,657)	1,180	(2,837)	(240.4)%
Interest expense	502	926	(424)	(45.8)%	1,572	2,650	(1,078)	(40.7)%
Other income, net	114	40	74	185.0%	171	209	(38)	(18.2)%
Income tax provision	3,771	1,506	2,265	150.4%	5,378	1,498	3,880	259.0%
Effective income tax rate	38.7%	39.7%	(1.0)%	(2.5)%	38.5%	39.8%	(1.3)%	(3.3)%
Net income	$5,971	$2,288	3,683	161.0%	$8,590	$2,268	$6,322	278.8%

The increase in operating revenue of $10.9 million or 38.3% and $18.2 million or 24.5% for the three and nine months ended June 30, 2011, respectively, as compared to three and nine months ended June 30, 2010, is due primarily to favorable market pricing in our citrus and sugarcane operations and, to a lesser extent, the increase in sugarcane production due to the additional planting of approximately 4,000 acres. Revenues from our citrus operations increased by $12.2 million quarter-over-quarter and by $17.7 million for the nine months ended June 30, 2011 as compared to the same period in 2010 due to favorable market pricing and an increase in our crop yield. Revenues from our sugarcane operations increased by $0.2 million for the three months ended June 30, 2011 as compared to three months ended June 30, 2010 and $3.8 million for the nine months ended June 30, 2011 as compared to the same period in 2010. See Segment Results below for further discussion of our revenues from agricultural and nonagricultural operations.

Gross profit increased as a result of the favorable market pricing for our agricultural products and the discontinuation of our vegetable operations in June 2010 by 119.9% and 127.3% for the three and nine months ended June 30, 2011, respectively, as compared to gross profits for the three and nine months ended June 30, 2010. See Segment Results below for further discussion of our revenues and expenses from agricultural and nonagricultural operations.

General and administrative expenses increased by $0.2 million or 10.1%, quarter-over-quarter, primarily due to an increase in legal and accounting fees. The increase in general and administrative expenses of $0.5 million or 11.3% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 is due to an increase in salaries of $0.4 million resulting from the additions to the management team, and an increase in legal and accounting fees of $0.2 million partially offset with a decrease of other certain costs of $0.1 million.

Interest and Investment Income

Interest and investment income is generated principally from mortgages held on real estate sold on the installment basis, our investment in the Magnolia Fund and interest bearing bank accounts. See Note 3 – Investment in Magnolia Fund in the Notes to Condensed Consolidated Financial Statements Unaudited.

During the second quarter of fiscal 2011, we wrote off $1.7 million in allocated surplus which was recorded in other assets on our Condensed Consolidated Balance Sheets, and which was based on the patronage allocation from our participation with Farm Credit of Florida (formerly known Farm Credit of Southwest Florida) (“Farm Credit”). Because Farm Credit had not made any distributions during 2010, and subsequently announced in 2011 the indefinite suspension of any future distributions of member’s allocated surplus, we determined that the asset was uncollectible and future collections of the allocated surplus were indeterminable. See Note 5 – Indebtedness in the Notes to Condensed Consolidated Financial Statements Unaudited.

In May 2010, we invested $12.2 million to obtain a 39% equity interest in the Magnolia Fund. Alico is accounting for the investment in the fund in accordance with the equity method of accounting in which we record our 39% interest in the reported income or loss of the fund each quarter. For the three and nine months ended June 30, 2011, we recorded income of $23 thousand and a loss of $31 thousand, respectively, as compared to income of $846 thousand recognized during the quarter ended June 30, 2010. See Note 3- Investment in Magnolia Fund in the Notes to Condensed Consolidated Financial Statements Unaudited.

Interest Expense

Interest expense decreased by $0.4 million or 45.8% and $1.1 million or 40.7% for the three and nine months ended June 30, 2011 as compared with the three and nine months ended June 30, 2010, respectively. The decrease in interest expense is primarily due to lower interest rates obtained through the refinancing of our credit facility with Rabo Agri-Finance in September 2010, and to a lesser extent, the reduction of outstanding debt. Average interest rates for the three and nine months ended June 30, 2011 were 2.69% as compared to 6.79% for the three and nine months ended June 30, 2010. See Note 5 - Indebtedness in the Notes to Condensed Consolidated Financial Statements Unaudited.

Provision for Income taxes

Our effective tax rate is impacted by IRS adjustments including penalties and interest, state income taxes, including penalties and interest for expenses reported for financial statement purposes but not deductible under current statutes, which includes lobbying expenses and non-qualified retirement plans, and the expiration of otherwise allowable deductions that do not meet recognition thresholds such as expired net operating losses and contribution carry forwards.

On July 6, 2011, June 17, 2011, March 9, 2011, October 28, 2010 and September 9, 2010, the Internal Revenue Service (“IRS”) issued Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007 (the “Dispute Period”). These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a United States taxpayer during the years under examination; and (ii) Alico-Agri’s ability to recognize income from real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. Based on the positions taken in the RARs, including the Adjusted RAR, as described below, the IRS claims additional taxes and penalties due of $31.1 million consisting of $14.5 million in taxes and $16.6 million in penalties. The RARs did not quantify the interest on the taxes.

We maintain that Agri-Insurance was eligible to make the election to be treated as a United States taxpayer and that Alico did not meet the criteria for classification as a dealer in real estate during the years under examination. We submitted a rebuttal to IRS Appeals on December 14, 2010 for the September 9, 2010 and October 28, 2010 RARs and on April 6, 2011 for the March 9, 2011 RAR and intend to vigorously defend the tax positions we have taken. The IRS responded to the April 6, 2011 rebuttal with an Adjusted RAR on June 17, 2011 agreeing to remove certain penalties totaling approximately $1.7 million but recalculating and asserting other penalties that also totaled approximately $1.7 million. We have an Appeals Conference scheduled with the IRS on August 17, and August 18, 2011. See Note 4 - Income Taxes and Note 11 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements Unaudited.

Alico’s effective tax rate was 38.7% and 38.5% for the three and nine months ended June, 2011, respectively and 39.7% and 39.8% for the three and nine months ended June 30, 2010, respectively.

Segment Results

Operating Revenue

(dollars in thousands)	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenues
Agriculture:
Bowen Brothers Fruit	$16,131	$10,943	$35,044	$27,922
Citrus groves	22,049	15,066	46,685	36,114
Sugarcane	211	(17)	7,672	3,921
Cattle	220	116	669	609
Vegetables	—	1,555	—	3,435
Sod, native plants and other	70	76	204	224

Agriculture operations revenue	38,681	27,739	90,274	72,225
Real estate operations	—	—	—	—
Land leasing and rentals	621	627	1,912	1,814
Mining royalties	39	74	200	173

Total operating revenue	$39,341	$28,440	$92,386	$74,212

Agricultural operating revenues increased by 39.5% or $10.9 million and 25.0% or $18.0 million for the three and nine months ended June 30, 2011, respectively, as compared with the three and nine months ended June 30, 2010, which was primarily due to favorable market pricing of citrus and sugarcane. Total operating revenues increased by $10.9 million or 38.3% quarter-over-quarter and by $18.2 million or 24.5% for the nine months ended June 30, 2011 as compared to the same period in 2010.

Gross Profit

(dollars in thousands)	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Gross profit (loss):
Agriculture:
Bowen Brothers Fruit	$663	$341	$1,246	$972
Citrus groves	10,642	5,018	19,307	10,061
Sugarcane	175	(17)	798	(22)
Cattle	100	44	287	175
Vegetables	—	(273)	—	(1,871)
Sod, native plants and other	(9)	16	(38)	1

Gross profit from agricultural operations	11,571	5,129	21,600	9,316
Real estate activities	(90)	(143)	(364)	(562)
Land leasing and rentals	329	339	1,004	967
Mining royalties	29	58	160	135

Gross profit from total operations	$11,839	$5,383	$22,400	$9,856

We measure gross profit from operations before the allocation of corporate overhead or interest charges to the respective segments. Gross profit is dependent upon the prices received for each of our products, less harvesting, marketing and delivery costs and the direct costs of production.

Gross profit from agricultural operations for the three and nine months ended June 30, 2011, increased by $6.4 million or 125.6% and $12.3 million or 131.9%, respectively, as compared with the three and nine months ended June 30, 2010. Gross profit from total operations increased by $6.5 million or 119.9% quarter-over-quarter and by $12.5 million or 127.3% for the nine months ended June 30, 2011 as compared to the same period in 2010. The increase in gross profit from total operations is primarily due to the favorable market prices received for our agricultural products, the discontinuation of our vegetable operations in June 2010, an increase in citrus production and, to a lesser extent, the increase in crop yield from the additional 4,000 acres of sugarcane planted.

Agricultural Operations

Agricultural operations provided approximately 98.3% and 97.7% of total operating revenues for the three and nine months ended June 30, 2011, respectively as compared to 97.5% and 97.3% for the three and nine months ended June 30, 2010. However, agricultural operations are subject to a wide variety of risks including market, weather and disease among others. As a producer of agricultural products, our ability to control the prices received from our products is limited, and prices for agricultural products are subject to market and seasonal volatility. Our operating results are dependent on market conditions for the season. Agriculture revenues increased by 39.5% or $10.9 million and by 25.0% or $18.0 million for the three and nine months ended June 30, 2011, respectively, as compared with the three and nine months ended June 30, 2010, due to favorable market prices for citrus, sugarcane and cattle and the increase in production of citrus and sugarcane.

Bowen

Bowen’s operations produced revenues of $16.1 million and $35.0 million for the three and nine months ended June 30, 2011, compared to $10.9 million and $27.9 million for the three and nine months ended June 30, 2010, respectively. Gross profits were $0.7 million and $1.2 million during the three and nine months ended June 30, 2011 compared to $0.3 million and $1.0 million during the three and nine months ended June 30, 2010, respectively. Bowen’s operations include the purchase and resale of citrus fruit and contract harvesting and hauling. Due to favorable market pricing of citrus during the three and nine months ended June 30, 2011, revenues increased by $5.2 million or 47.4% quarter-over-quarter and by $7.1 million or 25.5% for the nine months ended June 30, 2011 as compared to the same period in 2010. Gross profit increased by 94.4% for the three months ended June 30, 2011 as compared to the same period in 2010 and by 28.2% for the nine months ended June 30, 2011 as compared to the same period in 2010, also, due to the favorable market pricing of citrus during 2011 and an increase in the number of boxes purchased. The number of boxes purchased during the three months and nine months ended June 30, 2011 was 1.2 million and 3.0 million, respectively, as compared to 1.0 million and 2.8 million for the three and nine months ended June 30, 2010, an increase of 20.0% quarter-over-quarter and 7.2% for the nine months ended June 30, 2011 as compared to the same period in 2010.

Citrus Groves

Revenues increased in the Citrus Groves segment by 46.3% quarter-over-quarter and 29.3% for the nine months ended June 30, 2011 as compared to the same period in 2010. Gross profits increased by 112.1% and 91.9% for the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010. The increase in revenue and gross profits for the three and nine months ended June 30, 2011 compared with the same periods ended June 30, 2010 were due to an increase in citrus prices as a result of market supply conditions and increases in our crop yield resulting in lower costs on a per box basis. Citrus prices increased by 16.4% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The number of boxes harvested during the three months and nine months ended June 30, 2011 was 1.6 million and 4.1 million, respectively, as compared to 1.3 million and 3.6 million for the three and nine months ended June 30, 2010, respectively, an increase of 23.1% quarter-over-quarter and 13.9% for the nine months ended June 30, 2011 as compared to the same period in 2010.

Sugarcane

Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Sugarcane revenue increased by $228 thousand quarter-over-quarter and by $3.8 million or 95.7% for the nine months ended June 30, 2011 as compared to the same period in 2010. The gross profit for the three and nine months ended June 30, 2011 was $175 thousand and $798 thousand as compared to a loss of $17 thousand and $22 thousand for the nine months ended June 30, 2010. The increase in revenues and gross profit was primarily due to favorable market prices received for sugarcane and the increase in production from the additional 4,000 acres planted as a result of the replanting efforts which began in fiscal 2010. Standard tons of sugarcane harvested were approximately 205 thousand and 119 thousand for the nine months ended June 30, 2011 and 2010, respectively, an increase of 72.3%.

To maintain maximum production, sugarcane crops, grown on sandy soil such as Alico’s must be rotated every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. Due to dwindling profit margins, uncertainty surrounding the facility where we deliver our sugarcane, and an unfavorable price determinant, we chose to reduce our sugarcane planting activities during the fiscal years beginning in fiscal 2007. As a result, production of sugarcane tonnage steadily declined from fiscal 2007 through fiscal 2010. Improving market conditions, removal of uncertainties concerning the future of the sugar processing facility and a more favorable pricing arrangement with a sugar cane processor led us to begin a program in fiscal 2010 to replant our sugarcane fields in order to achieve prior production levels. As a result of this replanting, we have begun to realize an increase in crop yields during fiscal 2011.

Cattle

Revenues from cattle operations were $0.2 million and $0.7 million for the three and nine months ended June 30, 2011 as compared to $0.1 million and $0.6 million for the three and nine months ended June 30, 2010, respectively. Gross profit from our cattle operations increased by 127.3% quarter-over quarter and 64.0% for the nine months ended June 30, 2011 as compared to the same period in 2010. We expect to sell the majority of our calves during the fourth quarter of our fiscal year ending September 30, 2011. Market pricing for cattle has increased in fiscal 2011 as compared to fiscal 2010 and we anticipate benefitting from that increase in the fourth quarter of fiscal 2011. We continue to implement cost cutting measures in our cattle operations in order provide a low cost high quality cattle product.

Vegetables

Revenues from the sale of vegetables were $1.6 million and $3.4 million for the three and nine months ended June 30, 2010, respectively. The gross loss from the vegetable division was $0.3 million and $1.9 million for the three and nine months ended June 30, 2010, respectively. As a result of the losses incurred during fiscal 2008 through 2010, we ceased our vegetable operations during the third quarter of fiscal 2010 and redeployed the acreage and equipment to our other operating divisions as appropriate.

Non Agricultural Operations

Land leasing and rentals

Alico rents land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land rentals decreased by 0.1% quarter-over-quarter and increased 5.4% for the nine months ended June 30, 2011 as compared to the same period in 2010. Gross profits decreased for the three months ended June 30, 2011 as compared to the same period in 2010 by 2.9% and the gross profit increased by 3.8% for the nine months ended June 30, 2011 as compared to same period ended 2010. The increases in revenue and gross profit for the nine months ended June 30, 2011 were due to several new farming leases entered into during fiscal 2011.

Liquidity and Capital Resources

(dollars in thousands)	June 30, 2011	September 30, 2010
Cash & liquid investments	$4,059	$12,365
Total current assets	39,063	37,441
Current liabilities	10,107	7,912
Working capital	28,956	29,529
Total assets	189,828	188,817
Notes payable	$65,849	$73,460
Current ratio	3.87:1	4.73:1

We believe that our current cash position, our revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have credit commitments under a revolving line of credit that provides for credit of up to $60.0 million. Of the $60.0 million credit commitment, approximately $37.7 million was available for Alico’s general use at June 30, 2011. See Note 5 -Indebtedness in the Notes to the Condensed Consolidated Financial Statements Unaudited.

We have been subject to examinations by the IRS for 18 of our last 20 income tax returns. The IRS is currently examining our tax returns for the 2005 – 2007 tax years. We believe that we have taken the proper positions on the tax returns currently under examination; however, the IRS issued Revenue Agent Reports dated September 9, 2010, October 28, 2010, March 9, 2011, June 17, 2011 and July 6, 2011, demanding payment of $31.1 million for taxes and penalties related to positions that the IRS contends were inappropriately taken. We are appealing the issues contained in these letters and believe that the positions we have taken are correct; however, if we were required to pay a substantial portion of the amount claimed by the IRS, such an outcome would adversely affect our liquidity and financial position. See Note 4 - Income Taxes and Note 11 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements Unaudited.

Cash Provided By Operating Activities

Cash flows provided by operating activities were $7.2 million for the nine months ended June 30, 2011 which compared unfavorably to cash provided by operating activities of $12.8 million for the nine months ended June 30, 2010. The change in cash provided by operating activities was due to changes in our working capital accounts, primarily an increase in accounts receivable offset by decreases in income tax receivable and an increase in net income for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. During the quarter ended June 30, 2010, we received an income tax refund of $4.8 million from a net operating loss carryback which resulted from a prior IRS examination settlement.

Cash Used In Investing Activities

Cash used in investing activities for the nine months ended June 30, 2011 and 2010 was $5.6 million and $13.1 million, respectively. The decrease in cash used in investing activities is primarily due to the net investments made in 2010 of $7.8 million which included the purchase of a 39% equity interest in the Magnolia Fund TC2, LLC, (“Magnolia”) for $12.2 million offset by the sale of certain investments of $4.7 million as compared to 2011. During the nine months ended June 30, 2011, approximately $2.0 million was received as a return on our investment in Magnolia. Cash used in purchasing buildings, land, equipment and other improvements was $8.7 million and $6.1 million for the nine months ended June 30, 2011 and 2010, respectively. The increase in cash used for capital expenditures was due to the purchase of our new office building on March 8, 2011 and related improvements for $2.6 million. Other capital expenditures during the nine months of fiscal 2011 included $3.0 million for the sugarcane expansion, $1.3 million in citrus plantings and $1.8 million in certain other capital expenditures. During the nine months ended June 30, 2010, we invested $3.4 million in capital for the development of an additional 4,000 acres of sugarcane plantings.

Cash Used In Financing Activities

Cash (used in) provided by financing activities was $(9.4) million and $0.9 million for the nine months ended June 30, 2011 and 2010, respectively. The cash used in financing activities for the period ended June 30, 2011 was from net repayments on borrowings from our credit facilities of $7.6 million as compared to cash provided from net borrowings of $2.3 million during the nine months ended June 30, 2010. Cash was also used in financing activities from the purchases of treasury shares during the nine months ended June 30, 2011 of $1.0 million as compared to $0.5 million during the nine months ended June 30, 2010. Our Board of Directors authorized the repurchase of up to 350,000 shares of our common stock through November 1, 2013, for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan and for the compensation of the Company’s Directors according to our Director Compensation Plan.

In accordance with the approved plan, at June 30, 2011, 280,464 shares were available for acquisition. We purchased 768 and 40,570 shares in the open market at an average price of $27.82 and $25.80 during the three and nine months ended June 30, 2011, respectively. During the nine months ended June 30, 2010, we purchased 16,000 shares in the open market at an average price of $28.50; however, we did not purchase any treasury shares in the open market during the three months ended June 30, 2010.

Purchase Commitments

Alico, through its wholly owned subsidiary Bowen, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled $15.7 million at June 30, 2011 for delivery in fiscal years 2011, 2012 and 2013. All of these purchase obligations except for $0.3 million were covered by sales agreements at prices exceeding cost. Bowen’s management currently believes that all committed purchase quantities can be sold at a profit.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as amended (“Exchange Act”), was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Part I, Item I, Financial Statements, Note 9 – Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors has authorized the repurchase of up to 350,000 shares of the our common stock from shareholders from time to time the (“Stock Repurchase Plan”) through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Incentive Equity Plan. Stock repurchases will be made on a quarterly basis until November 1, 2013 through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of SEC Rule 10b-18.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended April 30	768	$27.82	768	280,464
Month ended May 31	—	—	—	280,464
Month ended June 30	—	—	—	280,464
Total	768	$27.82	768	280,464

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Removed and Reserved.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Interactive Data Files**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: August 9, 2011

JD Alexander
(Signature)
Chief Executive Officer and President

Date: August 9, 2011

W. Mark Humphrey
(Signature)
Chief Financial Officer and Senior Vice President

Date: August 9, 2011

Jerald R. Koesters
(Signature)
Chief Accounting Officer and Controller