Form 10-Q
period 2011-12-31
ALICO INC
filed 2012-02-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-261

Alico, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10070 Daniels Interstate Court Fort Myers, FL	33913
(Address of principal executive offices)	(Zip Code)

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

There were 7,349,410 shares of common stock, par value $1.00 per share, outstanding as of February 1, 2012.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31
	2011	2010
	(Dollars in thousands, except per share amounts)
Operating revenues:
Agricultural operations	$25,382	$15,903
Non-agricultural operations	694	652
Real estate operations	—	—

Total operating revenue	26,076	16,555

Operating expenses:
Agricultural operations	20,141	13,587
Non-agricultural operations	267	325
Real estate operations	125	150

Total operating expenses	20,533	14,062

Gross profit	5,543	2,493
Corporate general and administrative	2,019	2,011

Income from operations	3,524	482
Other (expenses) income:
Interest and investment income (loss), net	108	(142)
Interest expense	(469)	(504)
Other income, net	1	14

Total other (expenses) income	(360)	(632)

Income (loss) before income tax expense	3,164	(150)
Income tax expense (benefit)	1,231	(57)

Net income (loss)	1,933	(93)

Weighted-average number of shares outstanding:
Basic	7,354	7,370

Diluted	7,354	7,370

Earnings (loss) per common share amounts:
Basic	$0.26	$(0.01)

Diluted	$0.26	$(0.01)

Cash dividends declared per common share	$0.04	$0.00

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(unaudited)
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$667	$1,336
Investments	750	989
Accounts receivable, net	10,510	2,928
Federal income tax receivable	329	699
Inventories	20,831	22,373
Other current assets	749	856

Total current assets	33,836	29,181

Mortgages and notes receivable, net of current portion	69	75
Investment in Magnolia Fund	10,281	10,283
Investments, deposits and other non-current assets	2,095	2,220
Deferred tax asset, net of current portion	8,672	8,672
Cash surrender value of life insurance	823	824
Property, buildings and equipment, net	131,119	128,780

Total assets	$186,895	$180,035

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,358	$2,946
Long-term debt, current portion	3,275	3,279
Accrued expenses	1,406	1,719
Dividend payable	294	882
Accrued ad valorem taxes	5	1,938
Other current liabilities	1,251	1,063

Total current liabilities	12,589	11,827

Long-term debt, net of current portion	58,194	53,879
Deferred retirement benefits, net of current portion	3,698	3,667

Total liabilities	74,481	69,373

Commitments and contingencies

Stockholders’ equity:
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 and 7,377,106 shares issued and 7,349,410 and 7,342,513 shares outstanding at December 31, 2011 and September 30, 2011, respectively	7,377	7,377
Additional paid in capital	9,145	9,212
Treasury stock at cost, 27,696 and 34,593 shares held at December 31, 2011 and September 30, 2011, respectively	(682)	(862)
Retained earnings	96,574	94,935

Total stockholders’ equity	112,414	110,662

Total liabilities and stockholders’ equity	$186,895	$180,035

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31
	(Dollars in thousands)
	2011	2010
Net cash flows used by operating activities	$(237)	$(850)

Cash flows from investing activities:
Purchases of property and equipment	(4,419)	(3,675)
Purchases of investments	—	(54)
Purchases of marketable securities	—	(6)
Proceeds from disposals of property and equipment	214	192
Return on investment in Magnolia	99	295
Proceeds from sales of investments	239	—
Collections of mortgages and notes receivable	6	17

Net cash used in investing activities	(3,861)	(3,231)

Cash flows from financing activities:
Principal payments on notes payable	(820)	(320)
Borrowings on revolving line of credit	13,909	5,000
Repayments on revolving line of credit	(8,778)	(3,000)
Treasury stock purchases	—	(180)
Dividends paid	(882)	(737)

Net cash provided by financing activities	3,429	763

Net decrease in cash and cash equivalents	(669)	(3,318)
Cash and cash equivalents at beginning of period	1,336	10,926

Cash and cash equivalents at end of period	$667	$7,608

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$430	$493

Cash paid for income taxes	$665	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except for share and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc. (“Alico”) and its wholly owned subsidiaries, (together with Alico, collectively, the “Company”) is a land management company engaged in a variety of agribusiness pursuits in addition to land leasing, rock and sand mining and real estate operating in Central and Southwest Florida.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2011, which has been derived from audited financial statements, and (b) unaudited condensed consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of the interim period are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

The Financial Statements have been presented according to the rules and regulations of the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information, footnotes and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Principles of Consolidation

The Financial Statements include the accounts of Alico, and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Alico-Agri, Ltd., Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Seasonality

The Company is primarily engaged in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. The results of the reported period herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income, in order to defer the changes in ASU 2011-05 that relate to the presentation of reclassifications of items out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

The adoption of ASU 2011-12 will not have a material impact on the Company’s financial position, results of operations and cash flows as it only affects financial statement presentation and is a deferral of ASU 2011-05.

The Company does not believe that any other recently issued but not effective accounting standards, if currently adopted, would have a material effect on its financial position, results of operations or cash flows.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

	December 31, 2011	September 30, 2011
Unharvested fruit crop on the trees	$14,373	$14,050
Unharvested sugarcane	4,873	7,320
Beef cattle	1,404	791
Other	181	212

Total Inventories	$20,831	$22,373

Note 3. Investment in Magnolia

In May 2010, Alico invested $12.2 million to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have property tax delinquencies. In Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first priority lien position.

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

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the December 31, 2011 unaudited internal financial statements of Magnolia, Alico recorded net investment income of $97 thousand for the three months ended December 31, 2011, as compared with net investment loss of $170 thousand for the three months ended December 31, 2010. Magnolia made certain distributions during the three months ended December 31, 2011 and 2010, to the Company of approximately $99 thousand and $295 thousand, respectively.

Note 4. Property, Buildings and Equipment, Net

Property, buildings and equipment consist of the following at December 31, 2011 and September 30, 2011.

	December 31, 2011	September 30, 2011
Breeding herd	$10,905	$10,799
Buildings	10,946	10,925
Citrus trees	36,075	35,939
Sugarcane	13,263	10,462
Equipment and other facilities	41,271	40,708

Total depreciable properties	112,460	108,833

Less accumulated depreciation and depletion	66,437	65,104

Net depreciable properties	46,023	43,729

Land and land improvements	85,096	85,051

Net property, buildings and equipment	$131,119	$128,780

Note 5. Income taxes

Alico’s effective tax rate was 38.9% and 38.1% for the three months ended December 31, 2011 and 2010, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of December 31, 2011 and September 30, 2011. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in the liability accrued taxes.

In the fiscal years ended September 30, 2011 and 2010, the Internal Revenue Service (“IRS”) issued five Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance (a former subsidiary of Alico liquidated in September 2010) and Alico-Agri for the tax years 2005 through 2007. These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a disregarded entity for US income tax purposes during the years under examination; and (ii) Alico-Agri’s ability to recognize income from two real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. Based on the positions taken in the RARs, the IRS claimed additional taxes and penalties due of $31.1 million consisting of $14.5 million in taxes and $16.6 million in penalties. The RARs did not quantify the interest on the taxes.

We contested the positions taken in the RARs and pursued resolution through the IRS Appeals process. On November 22, 2011, we reached an agreement in principle to settle the issues. The settlement provides that Agri-Insurance was eligible to elect to be treated as a disregarded entity for US income tax purposes. No determination was made as to whether Alico or Alico-Agri was a dealer in real estate; however, for the two sales transactions at issue, we agreed to treat one-third of the taxable gain as ordinary income taxable in the year of sale with the remaining two-thirds treated as capital gain eligible for installment sale treatment. Federal and state taxes, including interest, due as a result of the settlement are estimated at $1.6 million, of which we paid approximately $0.7 million on December 11, 2011. Federal penalties of $15.3 million were considered by IRS Appeals and have been waived. The remaining $1.3 million in penalties have not yet been considered by IRS Appeals, but waiver of these penalties would be consistent with the issues resolved in the settlement. The estimated taxes and interest due are subject to final computation and confirmation by the IRS. The settlement does not preclude Alico from using the installment sale method with respect to future transactions.

The purchasers of the installment sale properties ultimately defaulted on the deferred payment obligations, and Alico-Agri recovered one of the properties through foreclosure and the other by deed in lieu of foreclosure. The Company will eventually recover any taxes incurred on the deferred portion of the sales as a result of the loss on the purchasers’ default. The timing difference that would result from the payment of taxes and the subsequent receipt of refunds or credits against future taxes would be presented in the Company’s deferred tax accounts.

Note 6. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

	Revolving line of credit	Term note	Mortgage note payable	All other	Total
December 31, 2011
Principal balance outstanding	$19,111	$39,500	$2,850	$8	$61,469
Remaining available credit	$40,889	$—	$—	$—	$40,889
Effective interest rate	2.77%	2.77%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various
September 30, 2011
Principal balance outstanding	$13,979	$40,000	$3,167	$12	$57,158
Remaining available credit	$46,021	$—	$—	$—	$46,021
Effective interest rate	2.72%	2.72%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

Alico has a revolving line of credit and term note with Rabo AgriFinance, Inc. (“Rabo”) for $100 million and a mortgage of approximately $2.9 million with Farm Credit of Florida (formerly known as Farm Credit of Southwest Florida) (“Farm Credit”). The revolving line of credit is collateralized by 44,277 acres of farmland, and the term note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

The Rabo credit facility provides a ten year $60.0 million revolving line of credit which bears interest at a floating rate equal to one month LIBOR plus 250 basis points, subject to adjustment, on the outstanding balance payable quarterly beginning October 1, 2010. Thereafter, quarterly interest will be payable on the first day of January, April, July and October until the revolving line of credit matures on October 1, 2020 and the remaining principal balance and accrued interest shall be due and payable.

The interest rate on the revolving line of credit was initially established at one month LIBOR plus 250 basis points. The interest rate spread over LIBOR is subject to adjustment each year pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over one month LIBOR. The rate was not adjusted during fiscal year 2011 and remained at LIBOR plus 250 basis points at December 31, 2011, but was adjusted to LIBOR plus 225 basis points on January 1, 2012. On October 1, 2015, the lender may adjust the interest rate spread to any percentage. Rabo must provide a 30 day notice of the new spreads, and the Company has the right to prepay the outstanding balance.

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

The term note requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points beginning October 1, 2010. Quarterly principal payments of $500 thousand, plus accrued interest, began on October 1, 2011 and continue until October 1, 2020, when the remaining principal balance and accrued interest will be due and payable.

The mortgage note requires monthly principal payments of $106 thousand plus accrued interest until maturity.

At December 31, 2011 and September 30, 2011, Alico was in compliance with all of its covenants under the various loan agreements.

Maturities of the Company’s debt were as follows at December 31, 2011:

Due within 1 year	$3,275
Due between 1 and 2 years	3,267
Due between 2 and 3 years	2,317
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	48,610

Total	$61,469

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended December 31,
	2011	2010
Interest expense	$469	$504
Interest capitalized	12	52

Total	$481	$556

Note 7. Disclosures about reportable segments

Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Land leasing and rentals. All of the Company’s operations are located in Florida. Intersegment sales and transfers are accounted by the Company as if the sales or transfers were to third parties at current market prices.

Agricultural Segments:

•	Bowen operations include supply chain management services for both Alico and other citrus growers. Bowen’s operations also include the purchase and resale of citrus fruit.

•	Citrus Grove operations cultivate citrus trees for the production of citrus fruit for delivery to fresh and processed citrus markets.

•	Sugarcane operations cultivate sugarcane for sale to a sugar processor.

•	Cattle operations raise replacement heifers and produce beef cattle for sale.

Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption.

Non-agricultural Segments

•

The Real Estate segment, operated on behalf of Alico by ALDI, is engaged in the planning and strategic positioning of all Company owned land, which includes seeking entitlement of the land assets in order to preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts.

•	The Land leasing and rental segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies herein and in the Annual Report on Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations. All intercompany transactions have been eliminated.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately and decisions about allocations of resources are determined by management based on these strategic business units. The Company evaluates segment’s performance based on direct margins from operations before general and administrative costs, interest expense and income taxes not including nonrecurring gains and losses.

The following table summarizes the performance of the Company’s segments and the related depreciation expense for the three month periods ended December 31, 2011 and 2010, and the related assets as of December 31, 2011 and September 30, 2011:

	Three months ended December 31,
	2011	2010
Revenues (from external customers except as noted)
Bowen	$10,506	$6,738
Intersegment sales through Bowen	1,833	1,110
Citrus Groves	8,408	5,232
Sugarcane	6,087	3,713
Cattle	222	157
Real estate	—	—
Land leasing and rentals	660	606

Revenue from segments	27,716	17,556
Other operations	193	109
Less: intersegment revenues eliminated	(1,833)	(1,110)

Total operating revenue	$26,076	$16,555

Operating expenses
Bowen	$10,195	$6,563
Intersegment sales through Bowen	1,833	1,110
Citrus Groves	5,157	3,555
Sugarcane	4,639	3,304
Cattle	150	99
Real estate	125	150
Land leasing and rentals	254	315

Segment operating expenses	22,353	15,096
Other operations	13	76
Less: intersegment expenses eliminated	(1,833)	(1,110)

Total operating expenses	$20,533	$14,062

Gross profit (loss):
Bowen	$311	$175
Citrus Groves	3,251	1,677
Sugarcane	1,448	409
Cattle	72	58
Real estate	(125)	(150)
Land leasing and rentals	406	291

Gross profit from segments	5,363	2,460
Other operations	180	33

Gross profit	$5,543	$2,493

	Three months ended December 31,
	2011	2010
Depreciation, depletion and amortization:
Bowen	$44	$50
Citrus Groves	521	492
Sugarcane	811	489
Cattle	232	262
Land leasing and rentals	107	45

Total segment depreciation and amortization	1,715	1,338
Other depreciation, depletion and amortization	181	288

Total depreciation, depletion and amortization	$1,896	$1,626

	$000,000	$000,000
	December 31, 2011	September 30, 2011
Total assets:
Bowen	$5,416	$2,888
Citrus Groves	48,982	45,554
Sugarcane	54,281	53,213
Cattle	6,896	6,241
Real Estate	12,984	12,932
Land leasing and rentals	5,417	5,524

Segment assets	133,976	126,352
Other corporate assets	52,919	53,683

Total assets	$186,895	$180,035

Note 8. Treasury Stock

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by shareholders on February 20, 2009. Prior to November 2008, Alico provided incentives under its 1998 Equity Incentive Plan, and was authorized to purchase up to 650,000 shares. The stock repurchases began in November 2005 and can be made on a quarterly basis until November 1, 2013, through open market transactions at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18.

The following table provides information relating to purchases of the Company’s common shares on the open market pursuant to the 2008 Plan for the three months ended December 31, 2011:

	Shares	Cost
Balance September 30, 2011	34,593	$862
Purchases	—	—
Issuances	(6,897)	(180)

Balance December 31, 2011	27,696	$682

In accordance with the approved plan, the Company may purchase an additional 272,754 shares.

Note 9. – Contingencies

Shareholder Derivative Actions

On October 29, 2008, Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against John R. Alexander, Chairman of the Board of Directors and JD Alexander, Vice Chairman of the Board of Directors and Chief Executive Officer, (the “Alexanders”) which names Alico as a nominal defendant. Mr. Troutman is the nephew and cousin of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleges that the Alexanders committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by the defendants, the Alexanders, and improperly included a proposed special dividend; and that the Alexanders sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team, and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result, the complaint is seeking damages to be paid to Alico by the Alexanders in excess of $1.0 million. The complaint concedes that Mr. Troutman has not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

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

The Alexanders filed a motion to dismiss the shareholder derivative action complaint filed by Baxter Troutman. On November 21, 2011, the Circuit Court in Polk County, Florida issued an order dismissing the shareholder derivative action. The Court dismissed the complaint for failing to state a cause of action. The complaint was dismissed without prejudice and allowed the complaint to be amended up to December 16, 2011. On December 16, 2011, Baxter Troutman filed an amendment to his complaint with the Circuit Court. A copy of the complaint and the order of denial amendment and other pleadings in the case are available from the Clerk of Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc., Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

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

Note 10. Related Party Transaction

Atlantic Blue Group, Inc.

Atlanticblue owns approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue is able to elect all of the directors and, consequently, control Alico. Directors which also serve on Atlanticblue’s board are referred to as “affiliated directors”. Atlanticblue issued a letter dated December 3, 2009, reaffirming its commitment to maintain a majority of independent directors (which may include affiliated directors) on Alico’s board. A director is considered independent if the Board makes an affirmative determination that (i) the director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities as a director and (ii) the director has no prohibited relationships with the registered company or its Executive Officers during the preceding thirty-six months from the determination.

John R. Alexander, a major shareholder in Atlanticblue, serves as Chairman on the Company’s Board of Directors. Mr. Alexander’s son, JD Alexander, serves as President and Chief Executive Officer of Atlanticblue. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, Mr. John R. Alexander’s son-in-law, serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of Atlanticblue.

Effective July 1, 2008, the Company’s Board of Directors approved an unaccountable expense allowance of $5 thousand per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, is the owner and Chief Executive Officer of Scenic Highlands Enterprises, LLC. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary and utilities. The agreement ended June 30, 2011. Alico paid Scenic Highlands Enterprises, LLC $15 thousand for the three months ended December 31, 2010, in accordance with this agreement.

Effective July 1, 2008, the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600 thousand over a three year period. The payments ended June 30, 2011. Mr. Alexander was paid approximately $38 thousand in accordance with this agreement during the three months ended December, 31 2010.

Former director Baxter Troutman filed a derivative shareholder suit against John R. and JD Alexander. The Company is reimbursing Messrs.’ Alexander for legal fees to defend themselves against the suit in accordance with the Board’s indemnification agreement. All reimbursements are approved by the Special Committee of the Board comprised of four independent directors. For three months ended December 31, 2011, reimbursements for litigation on behalf of John R. Alexander and JD Alexander were $42 thousand and $113 thousand, respectively. For the three months ended December 31, 2010, reimbursements made on behalf of John R. Alexander and JD Alexander were approximately $40 thousand and $29 thousand, respectively.

Bowen is currently marketing citrus fruit from Tri County Groves, LLC, a wholly owned subsidiary of Atlanticblue. During the three months ended December 31, 2011 and 2010, Bowen marketed 56,474 and 32,726 boxes of fruit, for approximately $554 thousand and $265 thousand, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of $120 thousand and $111 thousand were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (“Griffin”) for the three months ended December 31, 2011 and 2010, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable in the Condensed Consolidated Balance Sheets include amounts due from Griffin of $120 thousand and $152 thousand at December 31, 2011 and September 30, 2011, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Alico purchases fertilizer and other miscellaneous supplies, and services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $308 thousand and $251 thousand for the three months ended December 31, 2011 and 2010, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling approximately $11 thousand and $41 thousand at December 31, 2011 and September 30, 2011, respectively.

Note 11. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, accounts receivable, accounts payable and accrued expenses at December 31, 2011, and September 30, 2011, approximate fair value because of the immediate or short term maturity of these items. The Company’s certificates of deposit are carried at face value and accrue interest at market rates. Certificates of deposit are valued using Level 1 inputs. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at December 31, 2011 and 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2011 and our Quarterly Reports on Form 10-Q.

Overview

We are a land management company operating in Central and Southwest Florida. Our primary asset is approximately 139,600 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. We are engaged in a variety of agribusiness pursuits in addition to land leasing, rock and sand mining and real estate operating in Central and Southwest Florida.

We have six reportable segments: Bowen Brothers Fruit, LLC (“Bowen”), Citrus Groves, Sugarcane, Cattle, Real Estate and Land Leasing and Rentals.

•	Bowen operations include supply chain management for both Alico’s citrus crop and other growers in the State of Florida. Bowen’s operations also include the purchase and resale of citrus fruit.

•	Citrus Groves operations consist of cultivating citrus trees in order to produce citrus fruit for delivery to the fresh and processed citrus markets in the State of Florida.

•	Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor.

•	Cattle operations primarily include raising of replacement heifers and production of beef cattle for sale.

•

The Real Estate segment, operated on behalf of Alico by ALDI, is engaged in the planning and strategic positioning of all our land, which includes seeking entitlement of our land assets in order to preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts.

•	The Land Leasing and Rental segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Recently Issued Accounting Standards

See Item 1. Financial Statements, Note 1. Description of Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three months ended December 31, 2011 and 2010:

(dollars in thousands)	Three months ended December 31
	2011	2010	Difference	% Change
Operating revenue	$26,076	$16,555	$9,521	57.5%
Operating expense	20,533	14,062	6,471	46.0%

Gross profit	5,543	2,493	3,050	122.3%
General and administrative expenses	(2,019)	(2,011)	(8)	0.4%

Income from operations	3,524	482	3,042	631.1%
Interest and investment income (loss), net	108	(142)	250	176.1%
Interest expense	(469)	(504)	35	(6.9)%
Other income, net	1	14	(13)	(92.9)%
Income tax (provision) benefit	(1,231)	57	(1,288)	N/M

Net income (loss)	$1,933	$(93)	$2,026	2,178.5%

N/M – Not meaningful

Operating Revenue

The increase in operating revenue of $9.5 million or 57.5% for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, is primarily due to an earlier start of our harvest season, an increase in citrus and sugarcane production, and, to a lesser extent, favorable market pricing of citrus and sugarcane. See Segment Results below for further discussion of our revenues from agricultural and non-agricultural operations.

Gross Profit

Gross profit increased by $3.1 million or 122.3% for the three months ended December 31, 2011, as compared to gross profit for the three months ended December 31, 2010, as a result of an earlier start of our harvest season, an increase in production of our agricultural products and favorable market pricing. See Segment Results below for further discussion of our revenues and expenses from agricultural and non-agricultural operations.

General and administrative expenses

General and administrative expenses remained relatively constant quarter-over-quarter consistent with the cost saving initiatives implemented in fiscal year 2010. General and administrative expenses include $106 thousand in legal fees incurred as a result of the IRS audit and appeals process and $200 thousand in legal fees incurred in defense of the shareholder derivative action complaint for the quarter ended December 31, 2011. For the quarter ended December 31, 2010, $77 thousand in legal fees were incurred as a result of the IRS audit and appeals process and $359 thousand in legal fees were incurred in the defense of the shareholder derivative action complaint.

Interest and investment income

Interest and investment income results primarily from interest bearing bank accounts and our investment in Magnolia. Interest and investment income increased by $250 thousand or 176.1% for the quarter ended December 31, 2011, as compared with the same period in 2010.

In May 2010, we invested $12.2 million to obtain a 39% limited partner equity interest in Magnolia. Alico is accounting for the investment in Magnolia in accordance with the equity method of accounting in which we record our 39% interest in the reported income or loss each quarter. For the three months ended December 31, 2011, we recorded investment income of $97 thousand as compared to investment loss of $170 thousand recognized during the quarter ended December 31, 2010. See Item 1. Financial Statements, Note 3. Investment in Magnolia in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Interest Expense

Interest expense decreased by $35 thousand or 6.9% for the three months ended December 31, 2011 as compared with the three months ended December 31, 2010. The decrease in interest expense is primarily due to the reduction of our outstanding debt partially offset by an increase in the average interest rates quarter-over-quarter. The average interest rate for the three months ended December 31, 2011 was 2.77% as compared to 2.76% for the three months ended December 31, 2010. See Item 1. Financial Statements, Note 6. Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Provision for income taxes

Income tax expense (benefit) was approximately $1.2 million and $(0.1) million for the quarters ended December 31, 2011 and 2010, respectively. Alico’s effective tax rate was 38.9% and 38.1% for the three months ended December 31, 2011 and 2010, respectively.

In the fiscal years ended September 30, 2011 and 2010, the IRS issued five RARs pursuant to its examinations of Alico, Agri-Insurance Ltd. (a former subsidiary of Alico liquidated in September 2010) and Alico-Agri for the tax years 2005 through 2007. These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a disregarded entity for US income tax purposes during the years under examination; and (ii) Alico-Agri’s ability to recognize income from two real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. Based on the positions taken in the RARs, the IRS claimed additional taxes and penalties due of $31.1 million consisting of $14.5 million in taxes and $16.6 million in penalties. The RARs did not quantify the interest on the taxes.

We contested the positions taken in the RARs and pursued resolution through the IRS Appeals process. On November 22, 2011, we reached an agreement in principle with the IRS to settle all issues. The settlement provides that Agri-Insurance was eligible to elect to be treated as a disregarded entity for US income tax purposes. No determination was made as to whether Alico or Alico-Agri was a dealer in real estate; however, for the two sales transactions at issue, we agreed to treat one-third of the taxable gain as ordinary income taxable in the year of sale with the remaining two-thirds treated as capital gain eligible for installment sale treatment. Federal and state taxes, including interest, due as a result of the settlement are estimated at approximately $1.6 million, of which approximately $0.7 million was paid to the US Treasury on December 16, 2011. Federal penalties of $15.3 million were considered by IRS Appeals and have been waived. The remaining $1.3 million in penalties have not yet been considered by IRS Appeals, but waiver of these penalties would be consistent with the issues resolved in the settlement. The settlement does not preclude us from using the installment sale method with respect to future transactions.

Segment Results

Operating Revenue

(dollars in thousands)	Three months ended December 31
	2011	2010
Revenues
Agriculture:
Bowen	$10,506	$6,738
Citrus Groves	8,408	5,232
Sugarcane	6,087	3,713
Cattle	222	157
Other agriculture	159	63

Agriculture operations revenue	25,382	15,903
Non-Agricultural:
Real estate activities	—	—
Land leasing and rentals	660	606
Other	34	46

Total operating revenue	$26,076	$16,555

Agricultural operating revenues increased by $9.5 million or 59.6% for the three months ended December 31, 2011, as compared with the three months ended December 31, 2010, which was primarily due to an earlier start of our harvest season, increases in production of our agricultural products, and, to a lesser extent, favorable market pricing of citrus and sugarcane. Total operating revenue increased by $9.5 million or 57.5% quarter-over-quarter.

Gross Profit

(dollars in thousands)	Three months ended December 31
	2011	2010
Gross profit:
Agriculture:
Bowen	$311	$175
Citrus Groves	3,251	1,677
Sugarcane	1,448	409
Cattle	72	58
Other agriculture	159	43

Gross profit from agricultural operations	5,241	2,362
Non-Agricultural:
Real estate activities	(125)	(150)
Land leasing and rentals	406	291
Other	21	(10)

Gross profit from total operations	$5,543	$2,493

We measure gross profit from operations before the allocation of corporate overhead or interest charges to the respective segments. Gross profit is dependent upon the prices received for each of our products, less harvesting, marketing and delivery costs and the direct costs of production.

Gross profit from agricultural operations for the three months ended December 31, 2011, increased by $2.9 million or 121.9%, as compared with the three months ended December 31, 2010. Gross profit from total operations increased by $3.1 million or 122.3% quarter-over-quarter. The increase in gross profit from total operations is primarily due to an earlier start of our harvest season, an increase in production of our agricultural products, and, to a lesser extent, favorable market prices received for our agricultural products.

Agricultural Operations

Agricultural operations provided approximately 97.3% and 96.1% of total operating revenues for the three months ended December 31, 2011 and 2010, respectively. Agriculture revenues increased by 59.6% or $9.5 million for the three months ended December 21, 2011, as compared to the three months ended December 31, 2010, due to an earlier start of our harvest season, the increase in production of citrus and sugarcane and favorable market prices for citrus, sugarcane and cattle.

Bowen

Bowen’s operations produced revenues of $10.5 million for the three months ended December 31, 2011, as compared to $6.7 million for the three months ended December 31, 2010. As a result of early harvesting and favorable market pricing of citrus during the three months ended December 31, 2011, revenues increased by $3.8 million or 55.9% quarter-over-quarter. Gross profit was $0.3 million for the three months ended December 31, 2011 as compared to $0.2 million for the three months ended December 31, 2010. Gross profit increased by 77.7% for the three months ended December 31, 2011, as compared to the same period in 2010 due to favorable market pricing of citrus fruit and an increase in the number of boxes purchased. The number of boxes purchased during the three months ended December 31, 2011, was 833 thousand as compared to 654 thousand for the three months ended December 31, 2010, an increase of 27.3% quarter-over-quarter.

Citrus Groves

Revenues increased in the Citrus Groves segment by 60.7% or $3.2 million quarter-over-quarter. Gross profits increased by 93.6% or $1.6 million for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. The increase in revenues and gross profits for the three months ended December 31, 2011, compared to the same period ended December 31, 2010, was a result of an earlier start to our harvest season, an approximate 15.0% increase in our early and mid-season variety and, to a lesser extent, increases in citrus prices as a result of market supply conditions. Citrus prices increased by 8.3% for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. The number of boxes harvested during the three months ended December 31, 2011, was 826 thousand as compared to 570 thousand for the three months ended December 31, 2010. The number of boxes harvested during the three months ended December 31, 2011, is approximately 37.0% of our estimated early and mid-season varieties as compared to 29.0% of our early and mid-season varieties from fiscal year 2011.

Sugarcane

Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor. Sugarcane revenues increased by $2.4 million or 63.9% quarter-over-quarter. The gross profit for the three months ended December 31, 2011, was $1.4 million as compared to $0.4 million for the three months ended December 31, 2010, an increase of 254% quarter-over-quarter. The increase in revenue and gross profit was primarily due to the increase in production from additional acres harvested as a result of approximately 4,000 additional acres planted during fiscal year 2011 and favorable market prices received for sugarcane. During fiscal year 2012, we have 9,634 sugarcane producing acres as compared to 6,432 producing acres for fiscal year 2011, a net increase of 3,202 acres or 45.6%. Standard tons of sugarcane harvested were approximately 148 thousand and 104 thousand for the three months ended December 31, 2011 and 2010, respectively, an increase of 42.3%. Sugarcane prices increased by 12.9% for the three months ended December 31, 2011 as compared with the three months ended December 31, 2010.

To maintain optimal production, sugarcane grown on sandy soil such as Alico’s must be replanted every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. During fiscal year 2010 we began a replanting initiative due to improved market conditions, removal of uncertainties concerning the future of the sugar processing facility and a more favorable pricing arrangement with the sugar cane processor. As a result of this replanting initiative, we have realized an increase in crop yields during fiscal year 2011 and expect to realize an increase in 2012. We believe that our sugarcane production in fiscal year 2013 will continue to increase as a result of the approximately 4,500 additional acres planted in fiscal year 2012, increasing our net producing acres to approximately 13,600.

Cattle

Revenues from Cattle operations were $222 thousand for the three months ended December 31, 2011 as compared to $157 thousand for the three months ended December 31, 2010. Gross profit from our cattle operations increased by 24.1% quarter-over quarter. Market pricing for cattle has increased quarter-over-quarter, and we anticipate benefitting from that increase for the remainder of fiscal year 2012. The total pounds of beef sold were 223 thousand and 293 thousand, and the average price received per pound sold was $0.72 and $0.51 for the three months ended December 31, 2011 and 2010, respectively. The increase in revenue was attributable to the $0.21 price per pound increase quarter-over-quarter, partially offset by the decrease in pounds sold of 70 thousand for the three months ended December 31, 2011 as compared to the same period in 2010.

Other

Other agricultural operations include sod production and the sale of native plants to local landscaping companies. The sales of sod and native plants are not significant to our financial position, results of operations and cash flows; however, during the three months ended December 31, 2011, the sale of native plants and trees increased by $0.1 million or 152.4% as compared to the same period in 2010.

Non-Agricultural Operations

Land leasing and rentals

We lease land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $660 thousand and $606 thousand for the three months ended December 31, 2011 and 2010, respectively, an increase of 8.9% quarter-over-quarter. Gross profits increased by 39.5% for the three months ended December 31, 2011, as compared to the same period in 2010. The increase in revenue and gross profit for the three months ended December 31, 2011, were due to several new farming leases entered into that impact the current period.

Liquidity and Capital Resources

(dollars in thousands)	December 31, 2011	September 30, 2011
Cash and cash equivalents	$667	$1,336
Investments	$750	$989
Total current assets	$33,836	$29,181
Total current liabilities	$12,589	$11,827
Working capital	$21,247	$17,354
Total assets	$186,895	$180,035
Notes payable	$61,469	$57,158
Current ratio	2.69:1	2.47:1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60.0 million revolving line of credit (“RLOC”). Of the $60.0 million credit facility, approximately $40.9 million was available for our general use at December 31, 2011. See Note 6. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements Unaudited.

As of December 31, 2011, we had cash and cash equivalents of $0.7 million, as compared with $1.3 million as of September 30, 2011, a decrease of $0.6 million. In addition, we consolidated our bank accounts into a cash management agreement with Rabobank designed to minimize the outstanding balance on our RLOC. Our various Rabobank bank accounts are swept daily into a concentration account. A balance of $250 thousand must be maintained in the concentration account on a daily basis. Any balances in excess of $250 thousand are automatically applied to pay down the line of credit. If the balance in the concentration account falls below $250 thousand, draws are made on the revolving line of credit to maintain this target balance. The cash management program minimizes cash balances and outstanding debt on the line of credit.

Our credit facility includes a 10 year $40.0 million term note bearing interest at one month LIBOR plus 250 basis points, payable quarterly. Quarterly principal payments of $0.5 million are due from October 2011 through July 2020 with a balloon payment equal to the remaining unpaid principal and interest due in October 2020. We also have a $60.0 million RLOC with a 10 year term. The interest rate on the line of credit was initially established at monthly LIBOR plus 250 basis points. The interest rate spread over LIBOR is subject to an annual adjustment pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over monthly LIBOR. Our interest rate was adjusted to LIBOR plus 225 basis points effective January 1, 2012, due to the favorable debt service coverage ratio in fiscal year 2011. On October 1, 2015, the lender may adjust the interest rate spread to any percentage. Rabobank must provide a 30 day notice of the new spreads, and we have the right to prepay the outstanding balance without penalty.

The IRS examined our tax returns for the 2005 through 2007 tax years. The IRS principally challenged (i) Agri-Insurance’s ability to elect to be treated as a disregarded entity for US income tax purposes during the years under examination; and (ii) Alico-Agri’s ability to recognize income from two real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. The IRS claimed additional taxes and penalties due of $31.1 million consisting of $14.5 million in taxes and $16.6 million in penalties but did not quantify the interest on the taxes.

We contested the positions taken by the IRS and pursued resolution through the IRS Appeals process. On November 22, 2011, we reached an agreement in principle to settle the issues. The settlement provides that Agri-Insurance was eligible to elect to be treated as a disregarded entity for US income tax purposes. No determination was made as to whether Alico or Alico-Agri was a dealer in real estate; however, for the two sales transactions at issue, we agreed to treat one-third of the taxable gain as ordinary income taxable in the year of sale with the remaining two-thirds treated as capital gain eligible for installment sale treatment. Federal and state taxes including interests, due as a result of the settlement are estimated at approximately $1.6 million, of which $0.7 million was paid to the US Treasury on December 11, 2011. Federal penalties of $15.3 million were considered by IRS Appeals, and have been waived. The remaining $1.3 million in penalties have not yet been considered by IRS Appeals but waiver of these penalties would be consistent with the issues resolved in the settlement. The settlement does not preclude us from using the installment sale method with respect to future transactions.

Net Cash Used In Operating Activities

Cash used in operating activities was $0.2 million for the three months ended December 31, 2011 which compared favorably to cash used in operating activities of $0.9 million for the three months ended December 31, 2010. The change in cash used in operating activities was favorably affected by net income of $1.9 million for the three months ended December 31, 2011 as compared to a net loss of $93 thousand for the three months ended December 31, 2010, partially offset by changes in our working capital accounts, and increases in accounts receivable and inventories due to the seasonal nature of our business. The cash used in operating activities funds our working capital needs during the first quarter of our fiscal year. Due to the seasonal nature of our business working capital requirements are typically greater in the first and fourth quarter of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Cash Used In Investing Activities

Cash used in investing activities for the three months ended December 31, 2011 and 2010 was $3.9 million and $3.2 million, respectively. The use of cash in investing activities is primarily due to capital expenditures during our first quarter. Capital expenditures during the first three months of fiscal 2012 were $4.4 million comprised of $2.9 million for the expansion of our sugarcane operations relating to planting an additional 4,500 acres during the period which will be harvested in fiscal year 2013, $0.4 million for cattle and $1.1 million for certain other capital expenditures. During the three months ended December 31, 2010, our capital expenditures were $3.7 million which included an investment of $2.6 million for the development of an additional 4,000 acres of sugarcane plantings being harvested in fiscal year 2012.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.4 million and $0.8 million for the three months ended December 31, 2011 and 2010, respectively. The increase in cash provided by financing activities for the period ended December 31, 2011, was primarily a result of net borrowings of $4.3 million as compared to net borrowings of $1.7 million during the three months ended December 31, 2010. Cash was used in financing activities for the payment of dividends of $882 thousand and $737 thousand during the three months ended December 31, 2011 and 2010, respectively.

We did not purchase any treasury shares during the first quarter of fiscal 2012, although we purchased treasury shares during the three months ended December 31, 2010, totaling $180 thousand. At December 31, 2011, 272,754 shares were available for acquisition in accordance with the 2008 Equity Incentive Plan. We purchased 7,534 shares in the open market at an average price of $23.87 during the three months ended December 31, 2010.

Purchase Commitments

Alico, through its wholly owned subsidiary Bowen, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $1.4 million at December 31, 2011 for delivery in fiscal years 2012 and 2013, for which all these obligations are covered by sales agreements totaling $1.4 million.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2011.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended September 30, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Part I, Item I, Financial Statements, Note 5. Income Taxes (IRS issues) and Note 9. Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited).

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period.

The Board of Directors has authorized the repurchase of up to 350,000 shares of our common stock from shareholders from time to time in accordance with our 2008 Equity Incentive Plan. Stock repurchases will be made on a quarterly basis until November 1, 2013, through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of SEC Rule 10b-18.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended October 31, 2011	—	$—	—	272,754
Month ended November 30, 2011	—	$—	—	272,754
Month ended December 31, 2011	—	$—	—	272,754

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. [Removed and Reserved].

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

ALICO, INC.
(Registrant)

Date: February 9, 2012	By:	/s/ JD Alexander
JD Alexander
Chief Executive Officer and President

Date: February 9, 2012	By:	/s/ W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Date: February 9, 2012	By:	/s/ Jerald R. Koesters
Jerald R. Koesters
Chief Accounting Officer and Controller