Form 10-Q
period 2012-03-31
ALICO INC
filed 2012-05-10
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

There were 7,349,410 shares of common stock, par value $1.00 per share, outstanding as of May 1, 2012.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Operating revenues:
Agricultural operations	$53,438	$35,690	$78,820	$51,593
Non-agricultural operations	694	800	1,388	1,452
Real estate operations	—	—	—	—

Total operating revenue	54,132	36,490	80,208	53,045

Operating expenses:
Agricultural operations	39,463	27,977	59,604	41,564
Non-agricultural operations	279	321	546	646
Real estate operations	117	124	242	274

Total operating expenses	39,859	28,422	60,392	42,484

Gross profit	14,273	8,068	19,816	10,561
Corporate general and administrative	1,842	1,597	3,861	3,608

Income from operations	12,431	6,471	15,955	6,953
Other (expense) income:
Interest and investment income, net	(66)	(1,572)	42	(1,714)
Interest expense	(467)	(566)	(936)	(1,070)
Other	31	43	32	57

Total other expense, net	(502)	(2,095)	(862)	(2,727)

Income before income taxes	11,929	4,376	15,093	4,226
Income tax expense	4,515	1,664	5,746	1,607

Net income	$7,414	$2,712	$9,347	$2,619

Weighted-average number of shares outstanding
Basic	7,355	7,364	7,354	7,367
Diluted	7,355	7,364	7,354	7,367
Earnings per common share amounts:
Basic	$1.01	$0.37	$1.27	$0.36
Diluted	$1.01	$0.37	$1.27	$0.36
Cash dividends declared per common share	$0.04	$0.00	$0.08	$0.00

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

	March 31, 2012	September 30, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$768	$1,336
Investments	254	989
Accounts receivable, net	13,514	2,928
Federal income tax receivable	—	699
Inventories	17,818	22,373
Assets held for sale	640	—
Other current assets	278	856
Total current assets	33,272	29,181

Mortgages and notes receivable, net of current portion	52	75
Investment in Magnolia Fund	8,952	10,283
Investments, deposits and other non-current assets	2,143	2,220
Deferred tax asset, net of current portion	8,672	8,672
Cash surrender value of life insurance	819	824
Property, buildings and equipment, net	131,567	128,780
Total assets	$185,477	$180,035

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,055	$2,946
Long-term debt, current portion	3,271	3,279
Income taxes payable	2,132	—
Accrued expenses	1,584	1,719
Dividend payable	295	882
Accrued ad valorem taxes	597	1,938
Other current liabilities	1,009	1,063
Total current liabilities	15,943	11,827

Long-term debt, net of current portion	46,429	53,879
Deferred retirement benefits, net of current portion	3,730	3,667
Total liabilities	66,102	69,373

Commitments and contingencies

Stockholders’ equity:
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 and 7,377,106 shares issued and 7,344,232 and 7,342,513 shares outstanding at March 31, 2012 and September 30, 2011, respectively	7,377	7,377
Additional paid in capital	9,097	9,212
Treasury stock at cost, 32,874 and 34,593 shares held at March 31, 2012 and September 30, 2011, respectively	(793)	(862)
Retained earnings	103,694	94,935

Total stockholders’ equity	119,375	110,662
Total liabilities and stockholders’ equity	$185,477	$180,035

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended March 31
	2012	2011
Net cash flows provided by operating activities	$13,600	$8,938

Cash flows from investing activities:
Purchases of property and equipment	(7,901)	(7,165)
Proceeds from disposals of property and equipment	550	482
Return on investment in Magnolia	1,341	950
Proceeds from sales of investments	735	473
Collections of mortgages and notes receivable	28	33
Net cash used in investing activities	(5,247)	(5,227)

Cash flows from financing activities:
Principal payments on notes payable	(1,641)	(641)
Borrowings on revolving line of credit	25,179	5,000
Repayments on revolving line of credit	(30,996)	(11,250)
Treasury stock purchases	(288)	(1,025)
Dividends paid	(1,175)	(737)
Net cash used in financing activities	(8,921)	(8,653)

Net decrease in cash and cash equivalents	(568)	(4,942)
Cash and cash equivalents at beginning of period	1,336	10,926
Cash and cash equivalents at end of period	$768	$5,984
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$921	$958
Cash paid for income taxes	$2,915	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except for share and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc. (“Alico”) and its wholly owned subsidiaries, ( collectively, the “Company”) is a land management company operating in Central and Southwest Florida. Alico owns approximately 139,600 acres of land located in Collier, Glades, Hendry, Lee and Polk counties, Florida. Alico is involved in citrus, sugarcane, cattle and other agricultural operations and real estate activities.

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

Principles of Consolidation

The Financial Statements include the accounts of Alico, and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Alico-Agri, Ltd.(“Alico-Agri”), Alico Plant World, LLC and Bowen Brothers Fruit, LLC (“Bowen”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Seasonality

The Company is primarily engaged in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and price fluctuations. The results of the reported period herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income, to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

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

Note 2. Inventories

A summary of the Company’s inventories is presented below:

	March 31, 2012	September 30, 2011
Unharvested fruit crop on the trees	$12,338	$14,050
Unharvested sugarcane	3,088	7,320
Beef cattle	2,206	791
Other	186	212
Total Inventories	$17,818	$22,373

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

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the March 31, 2012, unaudited internal financial statements of Magnolia, Alico recorded a net investment loss of $87 thousand and net investment income of $10 thousand for the three and six months ended March 31, 2012, as compared with net investment income of $95 thousand and net investment loss of $74 thousand for the three and six months and ended March 31, 2011. Magnolia made certain distributions during the six months ended March 31, 2012 and 2011 to the Company of approximately $1.3 million and $950 thousand, respectively.

Note 4. Property, Buildings and Equipment, Net

Property, buildings and equipment consist of the following at March 31, 2012 and September 30, 2011.

	March 31,	September 30,
	2012	2011
Breeding herd	$10,613	$10,799
Buildings	10,956	10,925
Citrus trees	36,294	35,939
Sugarcane	12,375	10,462
Equipment and other facilities	41,798	40,708
Total depreciable properties	112,036	108,833

Less accumulated depreciation and depletion	66,968	65,104

Net depreciable properties	45,068	43,729

Land and land improvements	86,499	85,051

Net property, buildings and equipment	$131,567	$128,780

Assets held for sale totaled $640 thousand as of March 31, 2012. On April 23, 2012, we announced the sale of the two parcels of land included in assets held for sale. See Note 12. Subsequent Events for further discussion.

Note 5. Income taxes

Alico’s effective tax rate was 38.1% and 38.0% for the six months ended March 31, 2012 and 2011, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of March 31, 2012 and September 30, 2011. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in the income tax payable accounts.

In the fiscal years ended September 30, 2011 and 2010, the Internal Revenue Service (“IRS”) issued five Revenue Agent Reports (“RARs”) pursuant to its examinations of Alico, Agri-Insurance Company, Ltd. (“Agri-Insurance,” a former subsidiary of Alico liquidated in September 2010) and Alico-Agri for the tax years 2005 through 2007. These RARs principally challenge (i) Agri-Insurance’s ability to elect to be treated as a disregarded entity for US income tax purposes during the years under examination; and (ii) Alico-Agri’s ability to recognize income from two real estate sales under the installment method by asserting that Alico-Agri was a dealer in real estate during the years under examination. Based on the positions taken in the RARs, the IRS claimed additional taxes and penalties due of $31.1 million consisting of $14.5 million in taxes and $16.6 million in penalties. The RARs did not quantify the interest on the taxes.

We contested the positions taken in the RARs and pursued resolution through the IRS Appeals process. On November 22, 2011, we reached an agreement in principle to settle the issues. The settlement provides that Agri-Insurance was eligible to elect to be treated as a disregarded entity for US income tax purposes. No determination was made as to whether Alico-Agri was a dealer in real estate; however, for the two sales transactions at issue, we agreed to treat one-third of the taxable gain as ordinary income, taxable in the year of sale, with the remaining two-thirds treated as capital gain eligible for installment sale treatment. Federal and state taxes, including interest, due as a result of the settlement are estimated at $1.4 million, of which we paid approximately $0.7 million on December 11, 2011. The settlement does not preclude Alico from using the installment sale method with respect to future transactions. See Note 12. Subsequent Events for further discussion.

The purchasers of the installment sale properties ultimately defaulted on the deferred payment obligations, and Alico-Agri recovered one of the properties through foreclosure and the other by deed in lieu of foreclosure.

Note 6. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

	Revolving line of credit	Term note	Mortgage note payable	All other	Total
March 31, 2012
Principal balance outstanding	$8,162	$39,000	$2,533	$5	$49,700
Remaining available credit	$51,838	$—	$—	$—	$51,838
Effective interest rate	2.49%	2.74%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various
September 30, 2011
Principal balance outstanding	$13,979	$40,000	$3,167	$12	$57,158
Remaining available credit	$46,021	$—	$—	$—	$46,021
Effective interest rate	2.72%	2.72%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

Alico has a revolving line of credit (“RLOC”) and a term note with Rabo AgriFinance, Inc. (“Rabo”) for $100 million and a mortgage of approximately $2.5 million with Farm Credit of Florida (formerly known as Farm Credit of Southwest Florida) (“Farm Credit”). The RLOC is collateralized by 44,277 acres of farmland, and the term note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

The RLOC provides a ten year $60.0 million revolving line of credit which bears interest at a floating rate indexed to one month LIBOR, subject to adjustment, on the outstanding balance payable quarterly beginning October 1, 2010. Thereafter, quarterly interest will be payable on the first day of January, April, July and October until the RLOC matures on October 1, 2020 and the remaining principal balance and accrued interest shall be due and payable.

The interest rate on the RLOC was initially established at one month LIBOR plus 250 basis points. The interest rate spread over LIBOR is subject to adjustment each year pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over one month LIBOR. The rate was adjusted to LIBOR plus 225 basis points on January 1, 2012. On October 1, 2015, the lender may adjust the interest rate spread to any percentage. Rabo must provide a 30 day notice of the new spreads, and the Company has the right to prepay the outstanding balance.

The Company also transferred its operating bank accounts to Rabobank, an affiliate of Rabo, and entered into a cash management agreement with Rabo designed to minimize the outstanding balance on the revolving line of credit. The Rabobank bank accounts are swept daily into a concentration account. A balance of $250 thousand must be maintained in the concentration account on a daily basis. Any balances in excess of $250 thousand are automatically applied to pay down the RLOC. If the balance in the concentration account falls below $250 thousand, draws are made on the RLOC to maintain this balance.

The term note requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points beginning October 1, 2010. Quarterly principal payments of $500 thousand, plus accrued interest, began on October 1, 2011 and continue through October 1, 2020, when the remaining principal balance and accrued interest will be due and payable.

The mortgage note requires monthly principal payments of $106 thousand plus accrued interest until maturity.

At March 31, 2012 and September 30, 2011, Alico was in compliance with all of its covenants under the various loan agreements.

Maturities of the Company’s debt were as follows at March 31, 2012:

Due within 1 year	$3,271
Due between 1 and 2 years	3,267
Due between 2 and 3 years	2,000
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	37,162
Total	$49,700

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Interest expense	$467	$566	$936	$1,070
Interest capitalized	9	13	38	65
Total interest cost	$476	$579	$974	$1,135

Note 7. Disclosures about reportable segments

Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Land Leasing and Rentals. All of the Company’s operations are located in Florida. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties at current market prices.

Agricultural Segments:

•	Bowen operations include supply chain management services for both Alico’s citrus crop and other growers in the State of Florida. Bowen’s operations also include the purchase and resale of citrus fruit.
•	Citrus Groves operations consist of cultivating citrus trees in order to produce citrus fruit for delivery to the fresh and processed citrus markets in the State of Florida.
•	Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor.
•	Cattle operations primarily include production of beef cattle for sale and raising replacement heifers.

Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption.

Non-agricultural Segments

•	The Real Estate segment, operated on behalf of Alico by ALDI, is engaged in the planning and strategic positioning of all the Company’s land, which includes seeking entitlement of the land assets in order to obtain, enhance or preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts.
•	The Land Leasing and Rental segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration, recreational and other uses.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies herein and in the Annual Report on Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Consolidated Statements of Operations (Unaudited). All intercompany transactions have been eliminated.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately and decisions about allocations of resources are determined by management based on these strategic business units. The Company evaluates each segment’s performance based on direct margins from operations before general and administrative costs, interest expense and income taxes, not including nonrecurring gains and losses.

The following table summarizes the performance of the Company’s segments and the related depreciation expense for the three and six month periods ended March 31, 2012 and 2011, and the related assets as of March 31, 2012 and September 30, 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenues (from external customers except as noted)
Bowen	$20,288	$12,169	$30,794	$18,913
Intersegment sales through Bowen	5,080	4,037	6,913	5,147
Citrus Groves	25,094	19,404	33,502	24,636
Sugarcane	7,572	3,748	13,659	7,461
Cattle	378	292	600	449
Real Estate	—	—	—	—
Land Leasing and Rentals	660	685	1,320	1,291
Revenue from segments	59,072	40,335	86,788	57,897
Other operations	140	192	333	295
Less: intersegment revenues eliminated	(5,080)	(4,037)	(6,913)	(5,147)
Total operating revenue	$54,132	$36,490	$80,208	$53,045

Operating expenses
Bowen	$19,532	$11,767	$29,727	$18,330
Intersegment expenses through Bowen	5,080	4,037	6,913	5,147
Citrus Groves	13,851	12,416	19,008	15,971
Sugarcane	5,912	3,534	10,551	6,838
Cattle	168	163	318	262
Real Estate	117	124	242	274
Land Leasing and Rentals	262	301	516	616
Segment operating expenses	44,922	32,342	67,275	47,438
Other operations	17	117	30	193
Less: intersegment expenses eliminated	(5,080)	(4,037)	(6,913)	(5,147)
Total operating expenses	$39,859	$28,422	$60,392	$42,484

Gross profit (loss):
Bowen	$756	$402	$1,067	$583
Citrus Groves	11,243	6,988	14,494	8,665
Sugarcane	1,660	214	3,108	623
Cattle	210	129	282	187
Real Estate	(117)	(124)	(242)	(274)
Land Leasing and Rentals	398	384	804	675
Gross profit from segments	14,150	7,993	19,513	10,459
Other	123	75	303	102
Gross Profit	$14,273	$8,068	$19,816	$10,561

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Depreciation, depletion and amortization:
Bowen	$57	$79	$101	$129
Citrus Groves	522	483	1,043	975
Sugarcane	1,109	785	1,920	1,274
Cattle	304	261	536	523
Land Leasing and Rentals	110	45	217	90
Total segment depreciation and amortization	2,102	1,653	3,817	2,991
Other depreciation, depletion and amortization	109	194	290	482
Total depreciation, depletion and amortization	$2,211	$1,847	$4,107	$3,473

	March 31, 2012	September 30, 2011
Total assets:
Bowen	$4,721	$2,888
Citrus Groves	48,085	45,554
Sugarcane	55,358	53,213
Cattle	13,520	6,241
Real Estate	13,244	12,932
Land Leasing and Rentals	5,307	5,524
Segment assets	140,235	126,352
Other corporate assets	45,242	53,683

Total assets	$185,477	$180,035

Note 8. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by shareholders on February 20, 2009. In accordance with the 2008 Plan, the Company may purchase an additional 260,728 shares.

The following table provides information relating to purchases of the Company’s common shares on the open market in accordance with the 2008 Plan for the six months ended March 31, 2012:

	Shares	Cost
Balance September 30, 2011	34,593	$862
Purchases	12,026	288
Issuances	(13,745)	(357)
Balance March 31, 2012	32,874	$793

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations in general and administrative expense was $125 thousand and $246 thousand for the three and six months ended March 31, 2012 and $113 thousand and $224 thousand for the three and six months ended March 31, 2011.

Note 9. – Contingencies

Shareholder Derivative Actions

On October 29, 2008, Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against John R. Alexander, Chairman of the Board of Directors, and JD Alexander, Vice Chairman of the Board of Directors and Chief Executive Officer, (the “Alexanders”) which names Alico as a nominal defendant. Mr. Troutman is the nephew and cousin of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleges that the Alexanders committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by the Alexanders, and improperly included a proposed special dividend and that the Alexanders sought to circumvent the Board’s nominating process and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005. As a result, the complaint is seeking damages to be paid to Alico by the Alexanders in excess of $1.0 million. The complaint concedes that Mr. Troutman had not previously made demand upon Alico to take action for the alleged wrongdoing as required by Florida law alleging that he believed such a demand would be futile. A copy of the Complaint may be obtained from the Clerk of the Circuit Court in Polk County, Florida.

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

The Alexanders filed a motion to dismiss the shareholder derivative action complaint filed by Baxter Troutman and on November 21, 2011, the Circuit Court in Polk County, Florida issued an order dismissing the shareholder derivative action for failing to state a cause of action. The complaint was dismissed without prejudice and allowed the complaint to be amended up to December 16, 2011. On December 16, 2011, Baxter Troutman filed an amendment to his complaint with the Court. A copy of the complaint and the order of denial amendment and other pleadings in the case are available from the Clerk of the Circuit Court in Polk County, Florida by reference to the matter of Baxter G. Troutman, Plaintiff vs. John R. Alexander, John D. Alexander, Defendants and Alico, Inc., Nominal Defendant, Case No. 08-CA-10178 Circuit Court, 10th Judicial Circuit, Polk County, Florida.

On April 1, 2012, a settlement agreement was reached between Baxter Troutman and John R. Alexander and John D. Alexander. See Note. 12. Subsequent Events for the terms of the Settlement Agreement and the notice of hearing on May 4, 2012 to approve the Settlement Agreement.

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

John R. Alexander, a major shareholder in Atlanticblue, serves as Chairman of the Company’s Board of

Directors. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012, as the President and Chief Executive Officer of Atlanticblue but continues to serve as the Chairman of the Atlanticblue Board of Directors. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, John R. Alexander’s son-in-law, serves on the Alico Board of Directors, as does Robert J. Viguet, Jr., who is also a Director of Atlanticblue.

Effective July 1, 2008, the Company’s Board of Directors approved an unaccountable expense allowance of $5 thousand per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, is the owner and Chief Executive Officer of Scenic Highlands Enterprises, LLC. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary and utilities. The agreement ended June 30, 2011. Alico paid Scenic Highlands Enterprises, LLC $15 thousand and $30 thousand for the three and six months ended March 31, 2011, in accordance with this agreement.

Effective July 1, 2008, the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600 thousand over a three year period. The payments ended June 30, 2011. Mr. Alexander was paid approximately $38 thousand and $75 thousand in accordance with this agreement during the three and six months ended March 31, 2011.

Former director Baxter Troutman filed a derivative shareholder suit against John R. Alexander and JD Alexander. The Company is reimbursing Messrs. Alexander for legal fees to defend themselves against the suit in accordance with the Board’s indemnification agreement. All reimbursements are approved by the Special Committee of the Board comprised of four independent directors. Reimbursements for litigation were $71 thousand and $79 thousand on behalf of John R. Alexander and $69 thousand and $182 thousand on behalf of JD Alexander for the three and six months ended March 31, 2012, respectively. Reimbursements for litigation were $40 thousand and $68 thousand on behalf of John R. Alexander and $29 thousand and $48 thousand on behalf of JD Alexander for the three and six months ended March 31, 2011, respectively.

During the three and six months ended March 31, 2012, Bowen marketed no boxes and 1,344 boxes of fruit for Alexander Properties at no value and $19 thousand, respectively. During the three and six months ended March 31, 2011, Bowen marketed no boxes and 1,454 boxes of fruit from Alexander Properties at no value and $17 thousand, respectively. Alexander Properties is a company owned by John R. Alexander and JD Alexander.

Bowen is currently marketing citrus fruit from Tri County Groves, LLC, a wholly owned subsidiary of Atlanticblue. During the three and six months ended March 31, 2012, Bowen marketed 133,943 and 190,417 boxes of fruit, for approximately $1,073 thousand and $1,627 thousand, respectively. During the three and six months ended March 31, 2011, Bowen marketed 32,726 and 147,740 boxes of fruit, for approximately $273 thousand and $1,340 thousand, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of $254 thousand and $374 thousand were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (“Griffin”) for the three and six months ended March 31, 2012, respectively. For the three and six months ended March 31, 2011, citrus revenues from sales to Griffin under the marketing agreement were $171 thousand and $892 thousand, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman. Accounts receivable in the Condensed Consolidated Balance Sheets include amounts due from Griffin of $351 thousand and $152 thousand at March 31, 2012 and September 30, 2011, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed. Harvesting, marketing and processing costs for fruit sold through Griffin totaled $52 thousand for both the three and six months ended March 31, 2012 and $60 thousand and $228 thousand for the three and six months ended March 31, 2011.

Alico purchases fertilizer and other miscellaneous supplies, services and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $509 thousand and $817 thousand for the three and six months ended March 31, 2012 and $536 thousand and $778 thousand for the three and six months ended March 31, 2011, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling approximately $11 thousand and $41 thousand at March 31, 2012 and September 30, 2011, respectively. See Note 12. Subsequent Events for discussion regarding the sale of two parcels of land during April 2012 to Ben Hill Griffin III and Griffin.

Note 11. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, accounts receivable, accounts payable and accrued expenses at March 31, 2012, and September 30, 2011, approximate fair value because of the immediate or short term maturity of these items. The Company’s certificates of deposit are carried at face value and accrue interest at market rates. Certificates of deposit are valued using Level 1 inputs. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at March 31, 2012 and 2011.

Note 12. Subsequent Events

Shareholder Derivative Action

On April 1, 2012, the parties to the shareholder derivative action, originally filed by Baxter Troutman against John R. Alexander, Chairman of the Board of Directors, and JD Alexander, Vice Chairman of the Board of Directors and Chief Executive Officer, and which Alico Inc., was a nominal defendant, entered into a settlement agreement.

The settlement agreement (the “Agreement”) contained the following provisions:

•	Troutman shall file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. There were no inducements, promises or representations.

•	Troutman and the Alexanders mutually release and discharge each other from all claims, rights, actions, obligations, liability or responsibility arising out of the commencement and prosecution of the civil action, except for any claims Alico may have against Troutman to be subrogated to the rights of the Alexanders to seek recovery of attorney fees and costs incurred in their defense.

On May 4, 2012, the Circuit Court of the 10th Judicial Circuit in Polk County, FL (the “Court”) approved the Agreement. The Company, by determination of the Special Litigation Committee of its Board of Directors, filed a motion seeking recovery of attorney fees and costs incurred in its defense. The Court will retain jurisdiction and will hear the motion filed by the Company.

Land Transactions

On April 23, 2012, the Company announced a contract for sale involving two parcels of land totaling approximately 4,020 acres in Polk County, FL. The sales prices of the two properties total approximately $10.1 million and will result in pre-tax gains totaling approximately $9.2 million expected to be recorded in the third quarter of fiscal 2012. The purchasers of the parcels of land are Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman of the Board and Ben Hill Griffin, Inc. The transactions were between related parties; as such, they were referred to and approved by the Audit Committee, which is comprised entirely of independent directors. Both parcels were considered to be surplus to our agricultural operations.

The first parcel is located in Frostproof, FL totaling approximately 3,635 acres. The purchase price is approximately $9.1 million or $2,500 per acre. Alico recorded a deposit for the parcel of $200,000. The sales contract was entered into on April 13, 2012, with Ben Hill Griffin III and will close no later than June 12, 2012, with the deed and possession delivered on said date.

The second parcel of land is also located in Frostproof, FL totaling approximately 385 acres. The purchase price is approximately $1.0 million or $2,750 per acre. Alico recorded a deposit for the parcel of $50,000. The sales contract was entered into on April 16, 2012 with Griffin and will close no later than June 12, 2012, with deed and possession delivered on said date.

IRS Settlement

On April 30, 2012, the Company executed documents prepared by the IRS to settle the income tax examinations of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. The IRS’ execution of these documents is pending. Federal income tax due as a result of the settlement is $613 thousand. We made a payment of $665 thousand on December 11, 2011 prior to the settlement, and as a result, we overpaid by approximately $52 thousand. Federal interest due is subject to final IRS computation but is estimated to be approximately $400 thousand. State taxes, interest and penalties due are estimated to be approximately $400 thousand. See Note 5. Income Taxes for further discussion.

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

We have six reportable segments: Bowen Brothers Fruit, LLC (“Bowen”), Citrus Groves, Sugarcane, Cattle, Real Estate and Land Leasing and Rentals.

•	Bowen operations include supply chain management for both Alico’s citrus crop and other growers in the State of Florida. Bowen’s operations also include the purchase and resale of citrus fruit.
•	Citrus Groves operations consist of cultivating citrus trees in order to produce citrus fruit for delivery to the fresh and processed citrus markets in the State of Florida.
•	Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor.
•	Cattle operations primarily include production of beef cattle for sale and raising replacement heifers.
•	The Real Estate segment, operated on behalf of Alico by ALDI, is engaged in the planning and strategic positioning of all our land, which includes seeking entitlement of our land assets in order to obtain, enhance and preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts.
•	The Land Leasing and Rentals segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration, recreational and other uses.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three and six months ended March 31, 2012 and 2011:

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Operating revenue	$ 54,132	$ 36,490	$ 17,642	48.3%	$ 80,208	$ 53,045	$ 27,163	51.2%
Operating expense	39,859	28,422	11,437	40.2%	60,392	42,484	17,908	42.2%
Gross profit	14,273	8,068	6,205	76.9%	19,816	10,561	9,255	87.6%
General and administrative expenses	1,842	1,597	245	15.3%	3,861	3,608	253	7.0%
Income from operations	12,431	6,471	5,960	92.1%	15,955	6,953	9,002	129.5%
Interest and investment (loss) income, net	(66)	(1,572)	1,506	95.8%	42	(1,714)	1,756	102.5%
Interest expense	(467)	(566)	99	17.5%	(936)	(1,070)	134	12.5%
Other income, net	31	43	(12)	(27.9)%	32	57	(25)	(43.9)%
Income tax expense	4,515	1,664	2,851	171.3%	5,746	1,607	4,139	257.6%
Effective income tax rate	37.8%	38.0%	(0.2)	(0.5)%	38.1%	38.0%	0.1	0.3%
Net income	$ 7,414	$ 2,712	$ 4,702	173.4%	$ 9,347	$ 2,619	$ 6,728	256.9%

Operating Revenue

The increase in operating revenue of $17.6 million and $27.2 million for the three and six months ended March 31, 2012, respectively, as compared to three and six months ended March 31, 2011, is primarily due to an increase in fruit sales by Bowen, increases in citrus and sugarcane production, an earlier start to our harvest season for Valencias and, to a lesser extent, increases in harvest and haul revenues at Bowen and favorable market pricing of citrus and sugarcane. See Segment Results below for further discussion of our revenues from agricultural and non-agricultural operations.

Gross Profit

Gross profit increased by 76.9% and 87.6% for the three and six months ended March 31, 2012, respectively, as compared to gross profits for the three and six months ended March 31, 2011, and was primarily attributable to an increase in production of our agricultural products, an earlier start to our harvest season of Valencias and, to a lesser extent, favorable market pricing. See Segment Results below for further discussion of our revenues and expenses from agricultural and non-agricultural operations.

General and administrative expenses

General and administrative expenses increased by 15.3% and 7.0% for the three and six months ended March 31, 2012, respectively, as compared to the three and six months ended March 31, 2011. The increase was primarily attributable to increases in professional fees. General and administrative expenses include $175 thousand and $280 thousand in legal fees incurred as a result of the IRS audit and appeals process, respectively, and $186 thousand and $386 thousand in legal fees incurred in defense of the shareholder derivative action complaint for the three and six months ended March 31, 2012, respectively. For the three and six months ended March 31, 2011, $69 thousand and $146 thousand in legal fees were incurred as a result of the IRS audit and appeals process, respectively and $75 thousand and $433 thousand in legal fees were incurred in the defense of the shareholder derivative action complaint, respectively.

Interest and investment income, net

Interest and investment income results primarily from interest bearing bank accounts and our investment in Magnolia. Interest and investment loss decreased by $1.5 million or 95.8% for the quarter ended March 31, 2012, as compared with the same period in 2011 and $1.8 million or 102.5% for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. During the quarter ended March 31, 2011, we fully reserved our patronage interest in Farm Credit totaling $1.7 million and the expense was recorded in interest and investment income.

In May 2010, we invested $12.2 million to obtain a 39% limited partner equity interest in Magnolia. Alico is accounting for the investment in Magnolia in accordance with the equity method of accounting in which we record our 39% interest in the reported income or loss of Magnolia each quarter. For the three months ended March 31, 2012, we recorded an investment loss of $87 thousand as compared to investment income of $95 thousand during the quarter ended March 31, 2011. We recorded investment income of $10 thousand for the six months ended March 31, 2012 as compared to an investment loss of $74 thousand for the comparable period in 2011. See Item 1. Financial Statements, Note 3. Investment in Magnolia in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Interest Expense

Interest expense decreased by $99 thousand or 17.5% for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, interest expense decreased by $134 thousand or 12.5% as compared to the six months ended March 31, 2011. The decrease in interest expense is primarily due to the reduction of our outstanding debt and, to a lesser extent, a decrease in the average interest rates for the comparable periods. The weighted average interest rate for the three and six months ended March 31, 2012, was 2.90% and 2.93%, respectively, as compared to 2.98% for each of the three and six months ended March 31, 2011, respectively. See Item 1. Financial Statements, Note 6. Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Provision for income taxes

Income tax expense was approximately $4.5 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. Alico’s effective tax rate was 37.8% and 38% for the three months ended March 31, 2012 and 2011, respectively. Income tax expense was $5.7 million and $1.6 million with an effective tax rate of 38.1% and 38.0% for the six months ended March 31, 2012 and 2011, respectively.

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

We contested the positions taken in the RARs and pursued resolution through the IRS Appeals process. On November 22, 2011, we reached an agreement in principle with the IRS to settle all issues. The settlement provides that Agri-Insurance was eligible to elect to be treated as a disregarded entity for U.S. income tax purposes. No determination was made as to whether Alico-Agri was a dealer in real estate; however, for the two sales transactions at issue, we agreed to treat one-third of the taxable gain as ordinary income, taxable in the year of sale, with the remaining two-thirds treated as capital gain eligible for installment sale treatment. Federal and state taxes, including interest, due as a result of the settlement are estimated at approximately $1.4 million, of which approximately $0.7 million was paid to the US Treasury on December 16, 2011. The settlement does not preclude us from using the installment sale method with respect to future transactions. See Note 12. Subsequent Events for further discussion.

Segment Results

Operating Revenue

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Revenues
Agriculture:
Bowen Brothers Fruit	$ 20,288	$ 12,169	$ 8,119	66.7%	$ 30,794	$ 18,913	$ 11,881	62.8%
Citrus Groves	25,094	19,404	5,690	29.3%	33,502	24,636	8,866	36.0%
Sugarcane	7,572	3,748	3,824	102.0%	13,659	7,461	6,198	83.1%
Cattle	378	292	86	29.5%	600	449	151	33.6%
Sod and native plants	106	71	35	49.3%	265	134	131	97.8%
Agriculture operations revenue	53,438	35,684	17,754	49.8%	78,820	51,593	27,227	52.8%
Real estate operations	—	—	—	N/M	—	—	—	N/M
Land leasing and rentals	660	685	(25)	(3.6)%	1,320	1,291	29	2.2%
Mining royalties	34	121	(87)	(71.9)%	68	161	(93)	(57.8)%
Total operating revenue	$ 54,132	$ 36,490	$ 17,642	48.3%%	$ 80,208	$ 53,045	$ 27,163	51.2%

N/M – Not meaningful

Agricultural operating revenues increased by $17.8 million or 49.8% for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, which was primarily due to increases in citrus sales by Bowen, increases in production of our agricultural products, an earlier start to our Valencia harvest season and, to a lesser extent, increases in harvest and haul revenues and favorable market pricing of citrus and sugarcane.

Agricultural operating revenues increased by $27.2 million or 52.8% for the six months ended March 31, 2012, as compared with the six months ended March 31, 2011, which was primarily attributable to increases in citrus sales by Bowen, increases in production of our agricultural products, an earlier start to our Valencia harvest season and, to a lesser extent, increases in harvest and haul revenue and favorable market pricing of citrus and sugarcane.

Total operating revenue increased by $17.6 million or 48.3% quarter-over-quarter and by $27.2 million or 51.2% for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Gross Profit

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Gross Profit:
Agriculture:
Bowen Brothers Fruit	$ 756	$ 402	$ 354	88.1%	$ 1,067	$ 583	$ 484	83.0%
Citrus groves	11,243	6,988	4,255	60.9%	14,494	8,665	5,829	67.3%
Sugarcane	1,660	214	1,446	675.7%	3,108	623	2,485	398.9%
Cattle	210	129	81	62.8%	282	187	95	50.8%
Sod and native plants	106	38	68	178.9%	265	81	184	227.2%
Gross profit from agricultural operations	13,975	7,771	6,204	79.8%	19,216	10,139	9,077	89.5%
Real estate activities	(117)	(124)	7	5.6%	(242)	(274)	32	11.7%
Land leasing and rentals	398	390	8	2.1%	804	675	129	19.1%
Mining royalties	17	31	(14)	(45.2)%	38	21	17	81.0%
Gross Profit	$ 14,273	$ 8,068	$ 6,205	76.9%	$ 19,816	$ 10,561	$ 9,255	87.6%

We measure gross profit from operations before the allocation of corporate overhead or interest charges to the respective segments. Gross profit is determined by production levels, the prices received for each of our products less harvesting, marketing and delivery costs and the direct costs of production.

Gross profit from agricultural operations for the three and six months ended March 31, 2012 increased by $6.2 million and $9.1 million or 79.8% and 89.5%, as compared with the three and six months ended March 31, 2011, respectively. Gross profit from total operations increased by $6.2 million or 76.9% quarter-over-quarter. For the six months ended March 31, 2012, total operating gross profit increased by $9.3 million or 87.6% compared to the six months ended March 31, 2011. The increase in gross profit from operations is primarily due an increase in production of our agricultural products, an earlier start to our Valencia harvest season and, to a lesser extent, favorable market prices received for our agricultural products.

Agricultural Operations

Agricultural operations provided approximately 98.7% and 97.8% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively, and 98.3% and 97.3% for the six months ended March 31, 2012 and 2011, respectively. Agriculture revenues increased by 49.8% or $17.8 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to an increase in production of citrus and sugarcane, an earlier start to our Valencia harvest season and favorable market prices for citrus, sugarcane and cattle. Agricultural revenues increased by $27.2 million or 52.8% for the six months ended March 31, 2012 as compared to same period of 2011, attributable to increase in production of citrus and sugarcane, an earlier start to our Valencia harvest season, and favorable market prices for citrus, sugarcane and cattle.

Bowen

Bowen’s operations produced revenues of $20.3 million for the three months ended March 31, 2012, as compared to $12.2 million for the three months ended March 31, 2011, due to increased fruit sales and purchases and increased value-added services which include pick, load, harvest and haul of the citrus fruit. For the three months ended March 31, 2012 fruit sales and purchase revenue was $17.9 million as compared to $10.6 million for the three months ended March 31, 2011, an increase of $7.3 million or 68.9%. The number of boxes from fruit sales and purchases during the three months ended March 31, 2012, was 1.4 million as compared to 1.2 million boxes for the three months ended March 31, 2011, an increase of 16.7% quarter-over-quarter. For the three months ended March 31, 2012, value-added services revenue was $2.4 million as compared to $1.6 million for the three months ended March 31, 2011, an increase of $0.8 million or 50%. The number of boxes to which value added services applied were 1.5 million for the three months ended March 31, 2012 as compared to 0.9 million boxes for the three months ended March 31, 2011, an increase of 0.6 million boxes or 66.7%. Gross profit was $0.8 million for the three months ended March 31, 2012, as compared to $0.4 million for the three months ended March 31, 2011 an increase of $0.4 million or 88.1% due to an increase in the number of boxes sold and the favorable market pricing of citrus fruit.

For the six months ended March 31, 2012, Bowen’s operations produced revenues of $30.8 million as compared to $18.9 million for the six months ended March 31, 2011. For the six months ended March 31, 2012 fruit sales and purchases revenue was $26.6 million as compared to $16.2 million for the six months ended March 31, 2011, an increase of $10.4 million or 64.2%. The number of boxes of citrus fruit sold during the six months ended March 31, 2012, was 2.3 million as compared to 1.9 million boxes for the three months ended March 31, 2011, an increase of 21.1%. For the six months ended March 31, 2012, value-added services revenue was $4.2 million as compared to $2.7 million for the six months ended March 31, 2011, an increase of $1.5 million or 55.6%. The number of boxes to which value added services applied were 2.3 million for the six months ended March 31, 2012 and 1.3 million boxes for the three months ended March 31, 2011, and increase of 1.0 million boxes or 76.9%. Gross profit was $1.1 million for the six months ended March 31, 2012, as compared to $0.6 million for the six months ended March 31, 2011, an increase of 83.3% as a result of an increase in the number of boxes purchased and favorable market pricing of citrus fruit.

Citrus Groves

Three months ended March 31, 2012

Revenues increased in the Citrus Groves segment by 29.3% or $5.7 million quarter-over-quarter. Gross profits increased by 60.9% or $4.3 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The total number of boxes harvested during the three months ended March 31, 2012 was 2.2 million as compared to 1.9 million for the three months ended March 31, 2011, an increase of 15.8% quarter-over-quarter.

Early and Mid-Season Varieties

Early and mid-season varieties contributed $1.2 million to the increase in revenues quarter-over quarter. This increase resulted from a 6.3% increase in production and a 6.1 % increase in price.

Valencias

Valencias contributed $4.5 million to the increase in revenues quarter-over quarter. This increase was a result of an earlier start to our Valencia harvest season. During the three months ended March 31, 2012, 0.6 million boxes were harvested as compared to 0.2 million boxes for three months ended March 31, 2011, an increase of 0.4 million boxes or 200% quarter-over-quarter. In addition, our Valencia production is expected to increase by approximately 18% for the 2011-2012 harvest season.

The number of boxes harvested during the three months ended March 31, 2012 was approximately 26.5% of our total projected Valencia harvest for the 2011-2012 season as compared to 11.0% harvested during the three months ended March 31, 2011 for the 2010-2011 season.

Six months ended March 31, 2012

Revenues increased in the Citrus Groves segment by 36.0% or $8.9 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. Gross profits increased by 67.3% or $5.8 million for the six months ended March 31, 2012, as compared to the same period ended March 31, 2011. The total number of boxes harvested during the six months ended March 31, 2012 was 3.0 million as compared to 2.4 million for the six months ended March 31, 2011, an increase of 25% period-over-period.

Early and Mid-Season Varieties

The increase in revenues of $4.4 million for the six months ended March 31 2012, as compared to the same period ended March 31, 2011, was the result of an increase of approximately 15.0% in production of our early and mid-season varieties and, to a lesser extent, a 5.9% increase in citrus prices as a result of market supply conditions. Total boxes produced increased 0.2 million or 10.3% for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011.

Valencias

Valencias contributed $4.5 million to the increase in revenues for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. This increase was a result of an earlier start to our Valencia harvest season. During the six months ended March 31, 2012, 0.6 million boxes were harvested as compared to 0.2 million boxes for six months ended March 31, 2011, an increase of 0.4 million boxes or 200%. In addition, our Valencia production is expected to increase by approximately 18% for the 2011-2012 harvest season.

Sugarcane

Sugarcane revenues increased by $3.8 million or 102.0% quarter-over-quarter. The gross profit for the three months ended March 31, 2012 was $1.7 million as compared to $0.2 million for the three months ended March 31, 2011, an increase of $1.5 million or 675.7% quarter-over-quarter. The increase in revenue and gross profit was attributable to the increase in production from the approximately 4,000 additional acres planted during fiscal year 2011 and favorable market prices received for sugarcane. For fiscal year 2012, we have 9,634 sugarcane producing acres as compared to 6,432 producing acres for fiscal year 2011, a net increase of 3,202 acres or 49.8%. Standard tons of sugarcane harvested were approximately 181 thousand and 101 thousand for the three months ended March 31, 2012 and 2011, respectively, an increase of 79.2%. Sugarcane prices increased by 13.2% for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.

Sugarcane revenues increased by $6.2 million or 83.1% for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. The gross profit for the six months ended March 31, 2012 was $3.1 million as compared to $0.6 million for the six months ended March 31, 2011, an increase of $2.5 million or 416.7% period-over-period. The increase in revenue and gross profit was a result of the increase in production from the approximately 4,000 additional acres planted during fiscal year 2011 and favorable market prices received for sugarcane. Standard tons of sugarcane harvested were approximately 329 thousand and 205 thousand for the six months ended March 31, 2012 and 2011, respectively, an increase of 124 thousand standard tons or 60.5% for the comparable periods. Sugarcane prices increased by 13.2% for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011.

To maintain optimal production, sugarcane grown on sandy soil such as Alico’s must be replanted every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. During fiscal year 2010 we began a replanting initiative due to improved market conditions, removal of uncertainties concerning the future of the sugar processing facility and a more favorable pricing arrangement with the sugarcane processor. As a result of this replanting initiative, we have realized an increase in crop yields during fiscal year 2011 and 2012. We believe that our sugarcane production in fiscal year 2013 will continue to increase as a result of the approximately 5,200 additional acres planted in fiscal year 2012, increasing our net producing acres to approximately 13,600.

Cattle

Revenues from Cattle operations were $378 thousand for the three months ended March 31, 2012, as compared to $292 thousand for the three months ended March 31, 2011. Gross profit from our cattle operations increased by 62.8% quarter-over quarter. Market pricing for cattle has increased quarter-over-quarter, and we anticipate benefitting from that increase for the remainder of fiscal year 2012. The total pounds of beef sold were 495 thousand and 398 thousand, an increase of 97 thousand or 24.3%, and the average price received per pound sold was $0.80 and $0.73, an increase of $0.07 per pound or 9.6% for the three months ended March 31, 2012 and 2011, respectively.

Revenues from Cattle operations were $600 thousand for the six months ended March 31, 2012, as compared to $449 thousand for the six months ended March 31, 2011, an increase of $151 thousand or 33.6%. Gross profit from our cattle operations increased by 50.8% for the six months ended March 31, 2012, over the six months ended March 31, 2011. Market prices for cattle increased during the six months ended March 31, 2012 as compared to the same period of fiscal 2011, and we anticipate benefitting from these increases for the remainder of fiscal year 2012.

The total pounds of beef sold were 752 thousand and 691 thousand, an increase of 61 thousand pounds or 8.8% and the average price received per pound sold was $0.79 and $0.64, an increase of $0.15 or 23.4% for the six months ended March 31, 2012 and 2011, respectively.

Other

Other agricultural operations include sod production and the sale of native plants to local landscaping companies. The sales of sod and native plants are not significant to our financial position, results of operations and cash flows; however, during the six months ended March 31, 2012, the sale of native plants and trees increased by $0.1 million or 152.4% as compared to the same period in 2011.

Non-Agricultural Operations

Land leasing and rentals

We lease land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land leasing and rentals were $660 thousand and $685 thousand for the three months ended March 31, 2012 and 2011, respectively, a decrease of 3.6% quarter-over-quarter due to a decrease in oil royalties. Gross profits increased by 2.1% for the three months ended March 31, 2012, as compared to the same period in 2011. Revenues from land leasing and rentals were $1,320 thousand and $1,291 thousand for the six months ended March 31, 2012, as compared to same period in fiscal 2011. Gross profit increased by $0.1 million or 19.1 % for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. The increases in revenue and gross profit for the six months ended March 31, 2012 were due to new farming leases entered into during the first quarter of fiscal 2012.

Liquidity and Capital Resources

(dollars in thousands)	March 31, 2012	September 30, 2011
Cash and cash equivalents	$768	$1,336
Investments	$254	$989
Total current assets	$33,272	$29,181
Total current liabilities	$15,943	$11,827
Working capital	$17,329	$17,354
Total assets	$185,477	$180,035
Notes payable	$49,700	$57,158
Current ratio	2.09:1	2.47:1

We believe that our current cash position, revolving credit facility and cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60.0 million revolving line of credit (“RLOC”). Of the $60.0 million credit facility, approximately $51.8 million was available for our general use at March 31, 2012. See Note 6. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited). On April 23, 2012, we announced a contract for the cash sale of two parcels of land which is expected to generate approximately $10.1 million cash pre-tax, further improving our liquidity. See Note 12. Subsequent Events in the Notes to the Condensed Consolidated Financial Statements Unaudited.

As of March 31, 2012, we had cash and cash equivalents of $0.8 million as compared to $1.3 million as of September 30, 2011, a decrease of $0.5 million. We use a cash management program with Rabobank designed to minimize the outstanding balance on our RLOC. Our various Rabobank accounts are swept daily into a concentration account. A balance of $250 thousand must be maintained in the concentration account on a daily basis. Any balances in excess of $250 thousand are automatically applied to pay down the line of credit. If the balance in the concentration account falls below $250 thousand, draws are made on the RLOC to maintain this balance. The cash management program minimizes cash balances and outstanding debt on the RLOC. Our credit facility includes a 10 year $40.0 million term note bearing interest at one month LIBOR plus 250 basis points, payable quarterly. Quarterly principal payments of $0.5 million are due from October 2011 through July 2020 with a balloon payment equal to the remaining unpaid principal and interest due in October 2020. We also have a $60.0 million RLOC with a 10 year term. The interest rate on the RLOC was initially established at monthly LIBOR plus 250 basis points. The interest rate spread over LIBOR is subject to an annual adjustment pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over monthly LIBOR. Our interest rate was adjusted to LIBOR plus 225 basis points effective January 1, 2012, due to the favorable debt service coverage ratio in fiscal year 2011. On October 1, 2015, Rabobank may adjust the interest rate spread to any percentage. Rabobank must provide a 30 day notice of the new spreads, and we have the right to prepay the outstanding balance without penalty.

Net Cash Provided By Operating Activities

Cash provided by operating activities was $13.6 million for the six months ended March 31, 2012, which compared favorably to cash provided by operating activities of $8.9 million for the six months ended March 31, 2011. The favorable change in cash provided by operating activities was affected by net income of $9.3 million for the six months ended March 31, 2012, as compared to net income of $2.6 million for the six months ended March 31, 2011. The favorable change in cash provided by operations was partially offset by changes in our working capital accounts, most notably the increase in accounts receivables due to the majority of sales occurring in our second and third fiscal quarters. Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarter of our fiscal year coinciding with our planting cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Cash Used In Investing Activities

Cash used in investing activities was $5.2 million for each of the six months ended March 31, 2012 and 2011. The use of cash in investing activities is primarily due to capital expenditures. Capital expenditures during the first six months of fiscal 2012 were $7.9 million which included $4.5 million for the expansion of our sugarcane operations of which $2.9 million was attributable to planting an additional 5,200 acres to be harvested in fiscal 2013, $0.5 million for sugarcane equipment purchases and $1.1 million for land improvements, $0.7 million for cattle and $2.7 million for certain other capital expenditures. During the six months ended March 31, 2011, our capital expenditures were $7.2 million, which included an investment of $2.6 million for the development of an additional 4,000 acres of sugarcane plantings being harvested in fiscal year 2012, the purchase of our corporate headquarters of $2.4 million and $2.2 million for certain other capital expenditures. The use of cash in investing activities was partially offset by the return on investment in Magnolia of $1.3 million and $0.7 million for the six months ended March 31, 2012 and 2011, respectively, and from the liquidation of our certificates of deposits. During the six months ended March 31, 2011, the return on investment in Magnolia was $1.0 million and proceeds from the sales of investments were $0.5 million.

Cash Provided by Financing Activities

Cash used in financing activities was $8.9 million and $8.7 million for the six months ended March 31, 2012 and 2011, respectively. Cash was used in financing activities for the payment of dividends of $1.2 million for the six months ended March 31, 2012 as compared to $0.7 million for the six months ended March 31, 2011.

Our net repayments on outstanding debt were approximately $7.5 million for the six months ended March 31, 2012, as compared to $6.9 million for the six months ended March 31, 2011.

We purchased 12,026 shares of our common stock for treasury in the open market at an average price of $23.95 during the three months ended March 31, 2012; we did not purchase any treasury shares during the first quarter of fiscal 2012. We purchased 32,268 and 39,802 shares on the open market at an average price of $26.20 and $25.76 during the three and six months ended March 31, 2011, respectively. At March 31, 2012, 260,728 shares were available for acquisition in accordance with the 2008 Equity Incentive Plan.

Purchase Commitments

Alico, through its wholly owned subsidiary Bowen, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $14.5 million at March 31, 2012 for delivery in fiscal years 2012 and 2013, for which these obligations are covered by sales agreements totaling $14.6 million.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Part I, Item I, Financial Statements, Note 5. Income Taxes (IRS issues), Note 9. Contingencies and Note 12. Subsequent Events in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended January 31, 2012	—	$—	—	272,754
Month ended February 29, 2012	—	$—	—	272,754
Month ended March 31, 2012	12,026	$$23.95	—	260,728

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.		Description of Exhibit
10.1	*	Alico, Inc. 2011 Long-Term Incentive Plan	Filed herewith

10.2	*	Restricted Stock Award Agreement dated April 19, 2012 between Alico, Inc. and JD Alexander	Filed herewith

10.3	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and W. Mark Humphrey	Filed herewith

10.4	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Ken Smith Ph.D.	Filed herewith

10.5	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Donald R. Schrotenboer	Filed herewith

10.6	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Steve Lewis	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ JD Alexander
JD Alexander
Chief Executive Officer and President

Date: May 10, 2012	By:	/s/ W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Date: May 10, 2012	By:	/s/ Jerald R. Koesters
Jerald R. Koesters
Chief Accounting Officer and Controller

Index to Exhibits

Exhibit No.		Description of Exhibit
10.1	*	Alico, Inc. 2011 Long-Term Incentive Plan	Filed herewith

10.2	*	Restricted Stock Award Agreement dated April 19, 2012 between Alico, Inc. and JD Alexander	Filed herewith

10.3	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and W. Mark Humphrey	Filed herewith

10.4	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Ken Smith Ph.D.	Filed herewith

10.5	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Donald R. Schrotenboer	Filed herewith

10.6	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Steve Lewis	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

