Form 10-Q
period 2012-06-30
ALICO INC
filed 2012-08-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

There were 7,354,177 shares of common stock, par value $1.00 per share, outstanding as of August 1, 2012.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Operating revenues:
Agricultural operations	$39,681	$38,681	$118,501	$90,274
Non-agricultural operations	739	660	2,127	2,112
Real estate operations	—	—	—	—

Total operating revenue	40,420	39,341	120,628	92,386

Operating expenses:
Agricultural operations	29,326	27,110	88,930	68,674
Non-agricultural operations	481	302	1,027	948
Real estate operations	85	90	327	364

Total operating expenses	29,892	27,502	90,284	69,986

Gross profit	10,528	11,839	30,344	22,400
Corporate general and administrative	1,890	1,766	5,751	5,374

Income from operations	8,638	10,073	24,593	17,026
Other (expense) income:
Interest and investment income, net	(16)	57	26	(1,657)
Interest expense	(354)	(502)	(1,290)	(1,572)
Gain on sale of real estate	9,124	—	9,124	—
Impairment on assets held for sale	(1,868)	—	(1,868)	—
Other	2	114	34	171

Total other income (expense), net	6,888	(331)	6,026	(3,058)

Income before income taxes	15,526	9,742	30,619	13,968
Income tax expense	5,919	3,771	11,665	5,378

Net income	$9,607	$5,971	$18,954	$8,590

Weighted-average number of shares outstanding
Basic	7,354	7,352	7,354	7,366
Diluted	7,354	7,352	7,354	7,366
Earnings per common share amounts:
Basic	$1.31	$0.81	$2.58	$1.17
Diluted	$1.31	$0.81	$2.58	$1.17
Cash dividends declared per common share	$0.04	$0.00	$0.12	$0.00

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

	June 30, 2012	September 30, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,967	$1,336
Restricted cash	10,747	—
Investments	255	989
Accounts receivable, net	4,639	2,928
Federal income tax receivable	—	699
Inventories	21,648	22,373
Assets held for sale	9,884	—
Deferred income taxes	277	—
Other current assets	973	856
Total current assets	52,390	29,181

Mortgages and notes receivable, net of current portion	47	75
Investment in Magnolia Fund	5,550	10,283
Investments, deposits and other non-current assets	2,095	2,220
Deferred income taxes	7,306	8,672
Cash surrender value of life insurance	835	824
Property, buildings and equipment, net	121,395	128,780
Total assets	$189,618	$180,035

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,584	$2,946
Long-term debt, current portion	3,267	3,279
Income taxes payable	6,451	—
Accrued expenses	2,223	1,719
Dividend payable	295	882
Accrued ad valorem taxes	1,184	1,938
Other current liabilities	2,590	1,063
Total current liabilities	19,594	11,827

Long-term debt, net of current portion	37,450	53,879
Deferred retirement benefits, net of current portion	3,761	3,667
Total liabilities	60,805	69,373

Commitments and contingencies

Stockholders’ equity:
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,349,410 and 7,342,513 shares outstanding at June 30, 2012 and September 30, 2011, respectively	7,377	7,377
Additional paid in capital	9,089	9,212
Treasury stock at cost, 27,696 and 34,593 shares held at June 30, 2012 and September 30, 2011, respectively	(660)	(862)
Retained earnings	113,007	94,935
Total stockholders’ equity	128,813	110,662
Total liabilities and stockholders’ equity	$189,618	$180,035

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended June 30
	2012	2011
Net cash flows provided by operating activities	$25,626	$7,185

Cash flows from investing activities:
Purchases of property and equipment	(12,195)	(8,719)
Proceeds from disposals of property and equipment	10,643	627
Increase in restricted cash	(10,747)	—
Real estate deposits	2,000	—
Return on investment in Magnolia	4,735	1,966
Purchases of investments	—	(15)
Proceeds from sales of investments	734	454
Collections of mortgages and notes receivable	33	45
Net cash used in investing activities	(4,797)	(5,642)

Cash flows from financing activities:
Principal payments on notes payable	(2,462)	(961)
Borrowings on revolving line of credit	61,761	7,000
Repayments on revolving line of credit	(75,740)	(13,650)
Treasury stock purchases	(288)	(1,047)
Dividends paid	(1,469)	(737)
Net cash used in financing activities	(18,198)	(9,395)

Net increase (decrease) in cash and cash equivalents	2,631	(7,852)
Cash and cash equivalents at beginning of period	1,336	10,926
Cash and cash equivalents at end of period	$3,967	$3,074
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$1,296	$1,595
Cash paid for income taxes	$3,614	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Alico, Inc. (“Alico”) and its wholly owned subsidiaries, (collectively, the “Company”) is a land management company operating in Central and Southwest Florida. Alico owns approximately 135,590 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties, Florida. The Company is involved in citrus, sugarcane, cattle and other agricultural operations and real estate activities.

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

Restricted Cash

Restricted cash totaling $10,747,000 relates to deposits in two escrow accounts for contracts entered into for the sale of properties. Restricted cash is included in current assets based on the contractual term for the release of the restriction. See Note 4. Property, Building and Equipment, Net.

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

Note 2. Inventories

A summary of the Company’s inventories is presented below:

(dollars in thousands)	June 30, 2012	September 30, 2011
Unharvested fruit crop on the trees	$11,954	$14,050
Unharvested sugarcane	6,740	7,320
Beef cattle	2,762	791
Other	192	212
Total Inventories	$21,648	$22,373

Note 3. Investment in Magnolia

In May 2010, Alico invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have property tax delinquencies. In Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first priority lien position. Magnolia will commence the tax deed application process in July 2012 as the two year redemption period on certain tax certificates has been reached. The tax deed application requires all other outstanding liens to be redeemed as well.

Revenue is recognized by Magnolia when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Magnolia has recognized the minimum 5% earnings on its tax certificate portfolio. Expenses of the fund include an acquisition fee of 1%, interest expense, a monthly management fee and other administrative costs. At the time a tax deed is obtained, the investment will earn an 18% annual rate of interest.

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the May 31, 2012, unaudited internal financial statements of Magnolia, Alico recorded a net investment loss of $8,000 and net investment income of $2,000 for the three and nine months ended June 30, 2012, as compared with net investment income of $23,000 and net investment loss of $31,000 for the three and nine months and ended June 30, 2011. Magnolia made certain distributions to the Company during the nine months ended June 30, 2012 and 2011 of approximately $4,735,000 and $1,966,000, respectively.

Note 4. Property, Buildings and Equipment, Net

Property, buildings and equipment consist of the following at June 30, 2012 and September 30, 2011.

(dollars in thousands)	June 30,	September 30,
	2012	2011
Breeding herd	$10,143	$10,799
Buildings	10,973	10,925
Citrus trees	36,637	35,939
Sugarcane	11,962	10,462
Equipment and other facilities	41,838	40,708
Total depreciable properties	111,553	108,833
Less accumulated depreciation and depletion	67,674	65,104

Net depreciable properties	43,879	43,729

Land and land improvements	77,516	85,051

Net property, buildings and equipment	$121,395	$128,780

Lee County, FL Properties

Assets held for sale at June 30, 2012, include three parcels of land in Lee County, FL (the “Lee County Properties”) totaling approximately 5,200 acres with a fair value of approximately $9,851,000. The Company received a $2,000,000 deposit from a potential purchaser of the Lee County Properties which is included in the Condensed Consolidated Balance Sheet in restricted cash and other current liabilities. The closings on the sale of the Lee County Properties are scheduled on July 25, 2012 and October 3, 2012. The Company recorded an impairment of approximately $1,868,000 as the carrying value exceeded the market value of the Lee County Properties at June 30, 2012. The impairment was recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2012.

During the third quarter ended June 30, 2012, management committed to a plan to sell the Lee County Properties and actively locate a buyer, thereby meeting the criteria for assets held for sale. The Company entered into a sales contract for the Lee County Properties which triggered the impairment of the Properties. The fair value was determined based upon a Level 2 input in accordance with the fair value three-tier hierarchy, specifically on a negotiated sales price with a third party. See Note 12. Subsequent Events.

Polk County, FL Properties

The sales contracts for two parcels of land in Polk County, FL closed during June 2012. The sale of the Polk County parcels totaled $10,122,000. We received cash of $9,768,000, of which $8,747,000 is being held in an escrow account by a third party in accordance with an assignment agreement while we consider a potential like kind exchange which would qualify for tax-deferral treatment in accordance with Internal Revenue Code §1031. No properties were identified for a like kind exchange and the funds were remitted to the Company on July 31, 2012. The cash held in escrow is classified as restricted cash on the Condensed Consolidated Balance Sheet at June 30, 2012. The sale of the two parcels resulted in pre-tax gains totaling $9,124,000 which is included in the gain on sale of real estate in the Condensed Consolidated Statement of Operations.

The first parcel of land totaled 3,630 acres. The sales price was $9,077,000 or $2,500 per acre. The sales contract closed on June 14, 2012, with the deed and possession delivered to Ben Hill Griffin III. We received $8,747,000 which is being held in an escrow account.

The second parcel of land totaled 380 acres for which we received $1,021,000 in cash. The sales price was $1,045,000 or $2,750 per acre. The sales contract closed on June 20, 2012, with deed and possession delivered to Ben Hill Griffin Inc. (“Griffin Inc.”). See Note 10. Related Party Transactions.

Note 5. Income taxes

Alico’s effective tax rate was 38.1% and 38.5% for the nine months ended June 30, 2012 and 2011, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of June 30, 2012 and September 30, 2011. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in the income tax payable accounts.

The Internal Revenue Service (“IRS”) examined the returns of Alico, Agri-Insurance Company, Ltd. (“Agri-Insurance,” a former subsidiary of Alico liquidated in September 2010) and Alico-Agri for the tax years 2005 through 2007. The Company contested issues raised by the IRS during the examinations and pursued resolution through the IRS Appeals process. On May 16, 2012, the Company finalized an agreement to settle all outstanding issues. Federal taxes due as a result of the settlement totaled $613,000 and have been paid in full. Federal interest due as a result of the settlement is approximately $225,000. All Federal penalties were waived. State tax, penalties and interest due as a result of the settlement are estimated at approximately $435,000. See Note 12. Subsequent Events.

Note 6. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(dollars in thousands)	Revolving line of credit	Term note	Mortgage note payable	All other	Total
June 30, 2012
Principal balance outstanding	$—	$38,500	$2,217	$—	$40,717
Remaining available credit	$60,000	$—	$—	$—	$60,000
Effective interest rate	2.49%	2.74%	6.68%
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014
Collateral	Real estate	Real estate	Real estate
September 30, 2011
Principal balance outstanding	$13,979	$40,000	$3,167	$12	$57,158
Remaining available credit	$46,021	$—	$—	$—	$46,021
Effective interest rate	2.72%	2.72%	6.68%	Various
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014	Various
Collateral	Real estate	Real estate	Real estate	Various

Alico has a revolving line of credit (“RLOC”) and a term note with Rabo AgriFinance, Inc. (“Rabo”) totaling $100,000,000 and a mortgage note of approximately $2,217,000 with Farm Credit of Florida (formerly known as Farm Credit of Southwest Florida). The RLOC is collateralized by 43,991 acres of farmland, and the term note is collateralized by 12,280 acres of property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate used for farm leases, sugarcane and citrus production.

At June 30, 2012 and September 30, 2011, Alico was in compliance with all of its covenants under the various loan agreements. On June 11, 2012, the third amendment to the Credit Agreement dated September 8, 2010 was entered into and became effective between the Company and Rabo to amend the consolidated current ratio from not less than 2.00:1.00 to 1.50:1.00.

Maturities of the Company’s debt were as follows at June 30, 2012:

(dollars in thousands)
Due within 1 year	$3,267
Due between 1 and 2 years	2,950
Due between 2 and 3 years	2,000
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	28,500
Total	$40,717

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(dollars in thousands)	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Interest expense	$354	$502	$1,290	$1,572
Interest capitalized	24	25	62	90
Total interest cost	$378	$527	$1,352	$1,662

Note 7. Disclosures about reportable segments

Alico has six reportable segments: Bowen, Citrus Groves, Sugarcane, Cattle, Real Estate and Land Leasing and Rentals. All of the Company’s operations are located in Florida. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties at current market prices.

Agricultural Segments:

•	Bowen operations include supply chain management services (harvest and haul) for Alico’s citrus crop and other growers. Bowen’s operations also include the purchase and resale of citrus fruit.
•	Citrus Groves operations consist of cultivating citrus trees in order to produce citrus fruit for delivery to the fresh and processed citrus markets.
•	Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor.
•	Cattle operations primarily include production of beef cattle for sale and raising replacement heifers.

Goods and services produced by these segments are sold to wholesalers and processors in the United States which prepare the products for consumption.

Non-agricultural Segments

•	The Real Estate segment, operated on behalf of Alico by ALDI, is engaged in the planning and strategic positioning of all of the Company’s land, which includes seeking entitlement of the land assets in order to obtain, enhance or preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts.
•	The Land Leasing and Rental segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration, recreational and other uses.

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

The following table summarizes the performance of the Company’s segments and the related depreciation expense for the three and nine month periods ended June 30, 2012 and 2011, and the related assets as of June 30, 2012 and September 30, 2011:

(dollars in thousands)	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenues (from external customers except as noted):
Bowen	$16,753	$16,131	$47,547	$35,044
Intersegment sales through Bowen	4,907	4,532	11,820	9,679
Citrus Groves	21,829	22,049	55,331	46,685
Sugarcane	652	211	14,311	7,672
Cattle	378	220	978	669
Real Estate	—	—	—	—
Land Leasing and Rentals	691	621	2,011	1,912
Revenue from segments	45,210	43,764	131,998	101,661
Other operations	117	109	450	404
Less: intersegment revenues eliminated	(4,907)	(4,532)	(11,820)	(9,679)
Total operating revenue	$40,420	$39,341	$120,628	$92,386

Operating expenses:
Bowen	$16,496	$15,468	$46,223	$33,798
Intersegment expenses through Bowen	4,907	4,532	11,820	9,679
Citrus Groves	12,050	11,407	31,058	27,378
Sugarcane	539	36	11,090	6,874
Cattle	241	120	559	382
Real Estate	85	90	327	364
Land Leasing and Rentals	252	292	768	908
Segment operating expenses	34,570	31,945	101,845	79,383
Other operations	229	89	259	282
Less: intersegment expenses eliminated	(4,907)	(4,532)	(11,820)	(9,679)
Total operating expenses	$29,892	$27,502	$90,284	$69,986

Gross profit (loss):
Bowen	$257	$663	$1,324	$1,246
Citrus Groves	9,779	10,642	24,273	19,307
Sugarcane	113	175	3,221	798
Cattle	137	100	419	287
Real Estate	(85)	(90)	(327)	(364)
Land Leasing and Rentals	439	329	1,243	1,004
Gross profit from segments	10,640	11,819	30,153	22,278
Other	(112)	20	191	122
Gross Profit	$10,528	$11,839	$30,344	$22,400

(dollars in thousands)	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Depreciation, depletion and amortization:
Bowen	$60	$41	$161	$170
Citrus Groves	519	488	1,562	1,463
Sugarcane	1,049	787	2,969	2,061
Cattle	265	258	801	781
Land Leasing and Rentals	104	45	321	135
Total segment depreciation and amortization	1,997	1,619	5,814	4,610
Other depreciation, depletion and amortization	150	282	440	764
Total depreciation, depletion and amortization	$2,147	$1,901	$6,254	$5,374

(dollars in thousands)	June 30, 2012	September 30, 2011
Total assets:
Bowen	$2,120	$2,888
Citrus Groves	43,001	45,554
Sugarcane	59,296	53,213
Cattle	13,681	10,196
Real Estate	12,009	12,932
Land Leasing and Rentals	5,203	5,524
Segment assets	135,310	130,307
Other assets	54,308	49,728

Total assets	$189,618	$180,035

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

The following table provides information relating to purchases of the Company’s common stock on the open market in accordance with the 2008 Plan for the nine months ended June 30, 2012:

(dollars in thousands)
	Shares	Cost
Balance September 30, 2011	34,593	$ 862
Purchases	12,026	288
Issuances	(18,923)	(490)
Balance June 30, 2012	27,696	$ 660

For the nine months ended June 30, 2012, the Company issued 18,923 shares to Directors under the 2008 Plan at a weighted average fair value of $25.91 per share that vested immediately. Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations in general and administrative expense was $124,000 and $370,000 for the three and nine months ended June 30, 2012 and $115,000 and $339,000 for the three and nine months ended June 30, 2011. There are 284,333 shares eligible for grant under the 2008 Plan. There are 174,563 nonvested restricted shares awarded at June 30, 2012.

Note 9. – Commitments and Contingencies

Shareholder Derivative Actions

On October 29, 2008, Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against John R. Alexander, Chairman of the Board of Directors, and JD Alexander, Vice Chairman of the Board of Directors and Chief Executive Officer, (the “Alexanders”) which names Alico as a nominal defendant. Mr. Troutman is the nephew and cousin of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleged that the Alexanders committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleged, among other things, that the merger proposal was wrongly requested by the Alexanders, and improperly included a proposed special dividend and that the Alexanders sought to circumvent the Board’s nominating process and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005.

On April 1, 2012, a settlement agreement (the “Agreement”) was reached between Baxter Troutman and the Alexanders. The Agreement contained the following provisions:

•	Troutman will file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. There were no inducements, promises or representations.
•	Troutman and the Alexanders mutually release and discharge each other from all claims, rights, actions, obligations, liability or responsibility arising out of the commencement and prosecution of the civil action, except for any claims Alico may have against Troutman to be subrogated to the rights of the Alexanders to seek recovery of attorney fees and costs incurred in their defense.

On May 4, 2012, the Circuit Court of the 10th Judicial Circuit in Polk County, FL (the “Court”) approved the Agreement and therefore the shareholder derivative action has been settled. The Company, by determination of the Special Litigation Committee of its Board of Directors, filed a motion seeking recovery of attorney fees and costs incurred in its defense. The Court will retain jurisdiction and will hear the motion filed by the Company.

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

Note 10. Related Party Transactions

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

John R. Alexander, a major shareholder in Atlanticblue, serves as Chairman of the Company’s Board of Directors. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012, as The President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a Director during the June 2012 Atlanticblue shareholders meeting. John R. Alexander was elected to the Atlanticblue Board of Directors in June 2012. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, John R. Alexander’s son-in-law, serves as a Director on the Board of Alico. Robert J. Viguet, Jr., an Alico Inc. Director, did not stand for re-election as a Director of Atlanticblue at the June 2012 shareholders meeting.

Effective July 1, 2008, the Company’s Board of Directors approved an unaccountable expense allowance of $5,000 per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, is the owner and Chief Executive Officer of Scenic Highlands Enterprises, LLC. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary and utilities. The agreement ended June 30, 2011. Alico paid Scenic Highlands Enterprises, LLC $15,000 and $45,000 for the three and nine months ended June 30, 2011, in accordance with this agreement.

Effective July 1, 2008, the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600,000 over a three year period. The payments ended June 30, 2011. Mr. Alexander was paid approximately $38,000 and $113,000 in accordance with this agreement during the three and nine months ended June 30, 2011.

In connection with the derivative shareholder suit filed against John R. Alexander and JD Alexander, the

Company is reimbursing Messrs. Alexander for legal fees to defend themselves against the suit in accordance with the Board’s indemnification agreement. All reimbursements are approved by the Special Litigation Committee of the Board comprised of four independent directors. Reimbursements for litigation were $39,000 and $118,000 on behalf of John R. Alexander and $39,000 and $221,000 on behalf of JD Alexander for the three and nine months ended June 30, 2012, respectively. Reimbursements for litigation were $0 and $68,000 on behalf of John R. Alexander and $0 and $48,000 on behalf of JD Alexander for the three and nine months ended June 30, 2011, respectively. See Note 9. Commitments and Contingencies.

During the three and nine months ended June 30, 2012, Bowen marketed 602 boxes and 1,946 boxes of fruit for Alexander Properties, Inc. at $12,000 and $31,000, respectively. During the three and nine months ended June 30, 2011, Bowen marketed 742 boxes and 2,196 boxes of fruit from Alexander Properties for approximately $13,000 and $30,000, respectively. Alexander Properties, Inc. is a company owned by John R. Alexander and JD Alexander.

Bowen is currently marketing citrus fruit from Tri County Groves, LLC, a wholly owned subsidiary of Atlanticblue. During the three and nine months ended June 30, 2012, Bowen marketed 47,209 and 237,626 boxes of fruit, for approximately $639,000 and $2,900,000 respectively. During the three and nine months ended June 30, 2011, Bowen marketed 75,116 and 222,856 boxes of fruit, for approximately $713,000 and $2,053,000, respectively.

Ben Hill Griffin, Inc.

Sales and Purchases

Citrus revenues of $148,000 and $521,000 were recognized for a portion of citrus crops sold under a marketing agreement with Griffin Inc. for the three and nine months ended June 30, 2012, respectively. For the three and nine months ended June 30, 2011, citrus revenues from sales to Griffin Inc. under the marketing agreement were $271,000 and $1,100,000, respectively. Griffin Inc. and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman. Accounts receivable in the Condensed Consolidated Balance Sheets include amounts due from Griffin Inc. of $80,000 and $152,000 at June 30, 2012 and September 30, 2011, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed. Harvesting, marketing and processing costs for fruit sold through Griffin Inc. totaled $83,000 and $135,000 for the three and nine months ended June 30, 2012, respectively, and $60,000 and $228,000 for the three and nine months ended June 30, 2011, respectively.

Alico purchases fertilizer and other miscellaneous supplies, and services, and operating equipment from Griffin Inc., on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $63,000 and $880,000 for the three and nine months ended June 30, 2012 and $1,478,000 and $2,255,000 for the three and nine months ended June 30, 2011, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin Inc. for fertilizer and other crop supplies totaling approximately $46,000 and $41,000 at June 30, 2012 and September 30, 2011, respectively.

Land Transactions

During June 2012, we closed on the sales contracts for two parcels of land in Polk County, FL to Ben Hill Griffin III and Griffin Inc. The sale of the Polk County parcels totaled approximately $10,122,000. We received cash of approximately $9,768,000, of which approximately $8,747,000 was being held in an escrow account while the Company considered a potential like kind exchange transaction.

The first parcel of land totaled 3,630 acres. The sales price was approximately $9,077,000 or $2,500 per acre. The sales contract closed on June 14, 2012, with the deed and possession delivered to Ben Hill Griffin III. We received approximately $8,747,000 which was being held in escrow while the Company considered a potential like kind exchange transaction and was classified as restricted cash on the Condensed Consolidated Balance Sheet. The cash was remitted to the Company on July 31, 2012 as no like kind exchanges were identified.

The second parcel of land totaled 380 acres for which we received approximately $1,021,000 in cash. The sales price was $1,045,000 or $2,750 per acre. The sales contract closed on June 20, 2012, with deed and possession delivered to Griffin Inc.

The transactions were approved by the Audit Committee, which consists solely of independent directors, in accordance with the Company’s policies. See Note 4. Property, Buildings and Equipment, Net.

Note 11. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, accounts receivable, accounts payable and accrued expenses at June 30, 2012 and September 30, 2011, approximate fair value because of the immediate or short term maturity of these items. The Company’s certificates of deposit are carried at face value and accrue interest at market rates. Certificates of deposit are valued using Level 1 inputs. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

Note 12. Subsequent Events

On July 11, 2012, the Company made an interest payment of approximately $225,000 to the IRS finalizing obligations related to the May 16, 2012 settlement with IRS Appeals for the tax years 2005 through 2007. See Note 5. Income Taxes.

On July 25, 2012, Alico-Agri reached an agreement with Private Equity Group, LLC to sell three parcels of land in Lee County, Florida totaling approximately 5,200 acres. The sales price of the property is $10,000,000 and the closings are scheduled on July 25, 2012 and October 3, 2012.

The Company recorded an impairment loss of approximately $1,868,000 on the Lee County Properties during the quarter ended June 30, 2012. During the third quarter ended June 30, 2012, management committed to a plan to sell the Properties and actively locate a buyer, thereby meeting the criteria for assets held for sale. The Company entered into a sales contract for the Properties on July 25, 2012, which triggered the impairment of the Properties based on the negotiated sales price. See Note 4. Property, Building and Equipment, Net.

In July 2012, the Company’s Board of Directors authorized management to proceed with a plan to acquire and permit land to construct the initial phase of a citrus tree nursery in North Central Florida.

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

Overview

We are a land management company operating in Central and Southwest Florida. Our primary asset is approximately 135,590 acres of land located in Collier, Glades, Hendry, Lee and Polk Counties. We are engaged in a variety of agribusiness pursuits in addition to land leasing, rock and sand mining and real estate operations.

We have six reportable segments: Bowen Brothers Fruit, LLC (“Bowen”), Citrus Groves, Sugarcane, Cattle, Real Estate and Land Leasing and Rentals.

•	Bowen operations include supply chain management (harvest and haul) for Alico’s citrus crop and other growers. Bowen’s operations also include the purchase and resale of citrus fruit.
•	Citrus Groves operations consist of cultivating citrus trees in order to produce citrus fruit for delivery to the fresh and processed citrus markets.
•	Sugarcane operations consist of cultivating sugarcane for sale to a sugar processor.
•	Cattle operations primarily include production of beef cattle for sale and raising replacement heifers.
•	The Real Estate segment, operated on behalf of Alico by ALDI, is engaged in the planning and strategic positioning of all our land, which includes seeking entitlement of our land assets in order to obtain, enhance and preserve rights to develop the property in the future and negotiating and/or renegotiating sales contracts.
•	The Land Leasing and Rentals segment leases land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration, recreational and other uses.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three and nine months ended June 30, 2012 and 2011:

(dollars in thousands)	Three months ended June 30,				Nine months ended June 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Operating revenue	$40,420	$39,341	$1,079	2.8%	$120,628	$92,386	$28,242	30.6%
Operating expense	29,892	27,502	2,390	8.7%	90,284	69,986	20,298	29.0%
Gross profit	10,528	11,839	(1,311)	(11.1)%	30,344	22,400	7,944	35.5%
General and administrative expenses	1,890	1,766	124	7.1%	5,751	5,374	377	7.1%
Income from operations	8,638	10,073	(1,435)	(14.3)%	24,593	17,026	7,567	44.5%
Interest and investment (loss) income, net	(16)	57	(73)	(128.1)%	26	(1,657)	1,683	101.6%
Interest expense	(354)	(502)	148	29.5%	(1,290)	(1,572)	282	18.0%
Gain on sale of real estate	9,124	—	9,124	—	9,124	—	9,124	—
Impairment on assets held for sale	(1,868)	—	(1,868)	—	(1,868)	—	(1,868)	—
Other income, net	2	114	(112)	(98.3)%	34	171	(137)	(80.2)%
Income tax expense	5,919	3,771	2,148	57.0%	11,665	5,378	6,287	116.9%
Net income	$9,607	$5,971	$3,636	60.9%	$18,954	$8,590	$10,364	120.7%
Effective income tax rate	38.1%	38.7%	(0.6)%	(1.6)%	38.1%	38.5%	(0.4)%	(1.1)%

Operating Revenue

The increase in operating revenue of $1,079,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is primarily due to an increase in fruit sales by Bowen and, to a lesser extent, increases in harvest and haul revenues at Bowen and favorable market pricing received for sugarcane.

The increase in operating revenues of $28,242,000 for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, is primarily due to an increase in fruit sales by Bowen, increases in citrus and sugarcane production and, to a lesser extent, increases in harvest and haul revenues at Bowen and favorable market pricing of sugarcane. See Segment Results below for further discussion of our revenues from agricultural and non-agricultural operations.

Gross Profit

Gross profit decreased by 11.1% and increased by 35.5% for the three and nine months ended June 30, 2012, respectively, as compared to gross profits for the three and nine months ended June 30, 2011. The decrease in gross profit quarter-over-quarter was primarily attributable to the decrease in the market price for Valencias and increases in the harvest and haul costs of our citrus together with certain costs that were incurred in the third quarter of fiscal year 2012 that were incurred in the fourth quarter of fiscal year 2011. The increase for the nine months ended June 30, 2012, as compared with the same period last fiscal year was primarily attributable to an increase in the production of our agricultural products and to a lesser extent, favorable market pricing of sugarcane. See Segment Results below for further discussion of our revenues and expenses from agricultural and non-agricultural operations.

General and administrative expenses

General and administrative expenses increased by 7.1% for each of the three and nine months ended June 30, 2012, respectively, as compared to the three and nine months ended June 30, 2011. The increase was primarily attributable to legal fees. General and administrative expenses include $66,000 and $346,000 in legal fees incurred as a result of the IRS audit and appeals process and $170,000 and $556,000 in legal fees incurred in defense of the shareholder derivative action complaint for the three and nine months ended June 30, 2012, respectively. For the three and nine months ended June 30, 2011, $195,000 and $341,000 in legal fees were incurred as a result of the IRS audit and appeals process, respectively and $23,000 and $456,000 in legal fees were incurred in the defense of the shareholder derivative action complaint, respectively.

Interest and investment income, net

Interest and investment income results primarily from interest bearing bank accounts and our investment in Magnolia. Interest and investment income, net decreased by $73,000 or 128.1% for the quarter ended June 30, 2012, as compared with the same period in fiscal year 2011. Interest and investment income, net increased by $1,683,000 or 101.6% for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. During fiscal year 2011, we fully reserved our patronage interest in Farm Credit of Florida totaling $1,685,000; the expense was recorded in interest and investment income.

In May 2010, we invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia. Alico is accounting for the investment in Magnolia in accordance with the equity method of accounting in which we record our 39% interest in the reported income or loss of Magnolia each quarter. For the three months ended June 30, 2012, we recorded an investment loss of $8,000 as compared to investment income of $23,000 during the quarter ended June 30, 2011. We recorded investment income of $2,000 for the nine months ended June 30, 2012 as compared to an investment loss of $31,000 for the comparable period in 2011. See Item 1. Financial Statements, Note 3. Investment in Magnolia in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Interest Expense

Interest expense decreased by approximately $148,000 or 29.5% for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. For the nine months ended June 30, 2012, interest expense decreased by $282,000 or 18.0% as compared to the nine months ended June 30, 2011. The decrease in interest expense is primarily due to the reduction of our outstanding debt and, to a lesser extent, a decrease in the weighted average interest rates for the nine months ended June 30, 2012 as compared to the same period in fiscal year 2011. The weighted average interest rate for the three and nine months ended June 30, 2012, were 2.94% and 2.93%, respectively, as compared to 2.94% and 2.97% for the three and nine months ended June 30, 2011, respectively. See Item 1. Financial Statements, Note 6. Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Gain on sale of real estate

The sales of the two parcels of land in Polk County, FL were included in gain on sale of real estate at June 30, 2012. The sale of the two parcels resulted in pre-tax gains totaling approximately $9,124,000. We received cash of approximately $9,768,000 of which approximately $8,747,000 was classified as restricted cash on our condensed consolidated balance sheet as the funds were being held in an escrow account while we considered a potential like kind exchange transaction. See Item 1. Financial Statements, Note 4. Property, Building and Equipment, Net in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Impairment on assets held for sale

We recorded an impairment of $1,868,000 on three parcels of land held for sale in Lee County, FL at June 30, 2012. See Item 1. Financial Statements, Note 4. Property, Building and Equipment, Net in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Provision for income taxes

Income tax expense was approximately $5,919,000 and $3,771,000 for the three months ended June 30, 2012 and 2011, respectively. Alico’s effective tax rate was 38.1% and 38.7% for the three months ended June 30, 2012 and 2011, respectively. Income tax expense was $11,665,000 and $5,378,000 with an effective tax rate of 38.1% and 38.5% for the nine months ended June 30, 2012 and 2011, respectively.

The IRS examined the returns of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. We contested issues raised by the IRS during the examinations and pursued resolution through the IRS Appeals process. On May 16, 2012, we finalized an agreement to settle all outstanding issues. Federal taxes due as a result of the settlement totaled $613,000 and have been paid in full. Federal interest due as a result of the settlement is approximately $225,000. All Federal penalties were waived. State tax, penalties and interest due as a result of the settlement are estimated at approximately $435,000. See Item 1. Financial Statements, Note 5. Income Taxes and Note 12. Subsequent Events in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Segment Results

Operating Revenue

(dollars in thousands)	Three months ended June 30,				Nine months ended June 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Revenues
Agriculture:
Bowen Brothers Fruit	$16,753	$16,131	$622	3.9%	$47,547	$35,044	$12,503	35.7%
Citrus Groves	21,829	22,049	(220)	(1.0)%	55,331	46,685	8,646	18.6%
Sugarcane	652	211	441	209%	14,311	7,672	6,639	86.6%
Cattle	378	220	158	71.9%	978	669	309	46.2%
Sod, native plants and other	69	70	(1)	(1.5)%	334	204	130	63.8%
Agriculture operations revenue	39,681	38,681	1,000	2.6%	118,501	90,274	28,227	31.3%
Real estate operations	—	—	—	—	—	—	—	—
Land leasing and rentals	691	621	70	11.3%	2,011	1,912	99	5.2%
Mining royalties	48	39	9	23.1%	116	200	(84)	(42.0)%
Total operating revenue	$40,420	$39,341	$1,079	2.8%	$120,628	$92,386	$28,242	30.6%

Gross Profit

(dollars in thousands)	Three months ended June 30,				Nine months ended June 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Gross Profit:
Agriculture:
Bowen Brothers Fruit	$257	$663	$(406)	(61.3)%	$1,324	$1,246	$78	6.3%
Citrus groves	9,779	10,642	(863)	(8.1)%	24,273	19,307	4,966	25.8%
Sugarcane	113	175	(62)	(35.5)%	3,221	798	2,423	303.7%
Cattle	137	100	37	37.0%	419	287	132	46.0%
Sod, native plants and other	(163)	(9)	(154)	—	102	(38)	140	368.5%
Gross profit from agricultural operations	10,123	11,571	(1,448)	(12.5)%	29,339	21,600	7,739	35.9%
Real estate activities	(85)	(90)	5	5.6%	(327)	(364)	37	10.2%
Land leasing and rentals	439	329	110	33.5%	1,243	1,004	239	23.8%
Mining royalties	51	29	22	75.9%	89	160	(71)	(44.4)%
Gross Profit	$10,528	$11,839	$(1,311)	(11.1)%	$30,344	$22,400	$7,944	35.5%

Agricultural Operations

Agricultural operations provided approximately 98.2% and 98.4% of total operating revenues for the three months ended June 30, 2012 and 2011, respectively, and 98.3% and 97.8% for the nine months ended June 30, 2012 and 2011, respectively. Agriculture revenues increased by 2.6% or $1,000,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to an increase in harvest and haul revenues and fruit sales by Bowen and favorable market prices for sugarcane and cattle.

Agricultural revenues increased by $28,227,000 or 31.3% for the nine months ended June 30, 2012, as compared to same period of 2011, which was attributable to increases in fruit sales by Bowen, increases in production of citrus and sugarcane, and favorable market prices for certain varieties of our citrus, sugarcane and cattle.

Bowen

Bowen’s revenues increased to $16,753,000 for the three months ended June 30, 2012 as compared to $16,131,000 for the three months ended June 30, 2011, due to increased value-added services which include harvest and haul of citrus fruit and increased fruit sales. For the three months ended June 30, 2012 fruit sales revenue was $14,791,000 as compared to $14,626,000 for the three months ended June 30, 2011, an increase of $165,000 or 1.2%. The number of boxes from fruit sales during the three months ended June 30, 2012, was 964,000 as compared to 1,174,000 boxes for the three months ended June 30, 2011, a decrease of 17.9%. For the three months ended June 30, 2012, value-added services revenue was $1,685,000 as compared to $1,061,000 for the three months ended June 30, 2011, an increase of $624,000 or 58.9%. The number of boxes to which value added services applied were 1,172,000 for the three months ended June 30, 2012 as compared to 740,000 boxes for the three months ended June 30, 2011, an increase of 432,000 boxes or 58.4%.

Gross profit was $257,000 for the three months ended June 30, 2012, as compared to $663,000 for the three months ended June 30, 2011, a decrease of $406,000 or 61.3% which was primarily due to increases in harvest and haul costs, repair and maintenance and the incurrence of certain costs in the third quarter of fiscal year 2012 versus the fourth quarter of fiscal 2011.

For the nine months ended June 30, 2012, Bowen’s operations produced revenues of $47,547,000 as compared to $35,044,000 for the nine months ended June 30, 2011. For the nine months ended June 30, 2012, fruit sales revenue was $41,354,000 as compared to $30,792,000 for the nine months ended June 30, 2011, an increase of $10,562,000 or 34.3%. The number of boxes of citrus fruit sold during the nine months ended June 30, 2012, was 3,235,000 as compared to 3,029,000 boxes for the nine months ended June 30, 2011, an increase of 206,000 boxes or 6.8%. For the nine months ended June 30, 2012, value-added services revenue was $5,426,000 as compared to $3,179,000 for the nine months ended June 30, 2011, an increase of $2,247,000 million or 70.7%. The number of boxes to which value added services applied was 3,503,000 for the nine months ended June 30, 2012 and 1,990,000 boxes for the nine months ended June 30, 2011, an increase of 1,513,000 boxes or 76.1%.

Gross profit was $1,324,000 for the nine months ended June 30, 2012, as compared to $1,246,000 for the nine months ended June 30, 2011, an increase of 6.3% as a result of an increase in the number of boxes sold and the increase in value added rates.

Citrus Groves

Three months ended June 30, 2012

Valencias

Revenues decreased in the Citrus Groves segment by 1.0% or $220,000 quarter-over-quarter. Gross profits decreased by 8.1% or $863,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The total number of boxes harvested for each of the three month periods ended June 30, 2012 and June 30, 2011 was 1,606,000 and 1,602,000, respectively. Although the number of boxes harvested was consistent, production (total pounds solid) increased by 7.4%. The decrease in revenues was primarily due to market prices for Valencias declining by 6.5% for the period.

Nine months ended June 30, 2012

Revenues increased in the Citrus Groves segment by 18.6% or $8,646,000 for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. Gross profits increased by 25.8% or $4,966,000 for the nine months ended June 30, 2012, as compared to the same period ended June 30, 2011. The total number of boxes harvested during the nine months ended June 30, 2012 was 4,635,000 as compared to 4,062,000 for the nine months ended June 30, 2011, an increase of 14.1%.

Early and Mid-Season Varieties

The increase in revenues of $4,399,000 for the nine months ended June 30 2012, as compared to the same period ended June 30, 2011, was the result of an increase of approximately 15.3% in production (total pounds solid) of our early and mid-season varieties and, to a lesser extent, a 5.4% increase in citrus prices as a result of market supply conditions. Total boxes produced increased 204,000 or 10.3% for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011.

Valencias

Valencia revenues were $28,314,000 for the nine months ended June 30, 2012 as compared to $23,750,000 for the nine months ended June 30, 2011, an increase of $4,564,000 or 19.3%. During the nine months ended June 30, 2012, 2,171,000 boxes were harvested as compared to 1,790,000 boxes for nine months ended June 30, 2011, an increase of 381,000 boxes or 21.3%. In addition, our Valencia production the (total pounds solid) increased by approximately 27.4% for the 2011-2012 harvest season, although market prices decreased by 6.4% for the period.

Sugarcane

Three months ended June 30, 2012

Sugarcane revenues increased by $441,000 or 209.0% quarter-over-quarter. The gross profit for the three months ended June 30, 2012 was $113,000 as compared to $175,000 for the three months ended June 30, 2011, a decrease of $62,000 or 35.5%. The increase in revenue was due to favorable market prices received for sugarcane for the 2011-2012 harvest season. Although we completed the sugarcane harvest season during the second quarter of fiscal year 2012, we received favorable price adjustments for the sugarcane we sold to our processor. Sugarcane prices increased by 11.5% for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

Nine Months Ended June 30, 2012

Sugarcane revenues increased by $6,639,000 or 86.6% for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. The gross profit for the nine months ended June 30, 2012 was $3,221,000 as compared to $798,000 for the nine months ended June 30, 2011, an increase of $2,423,000 or 303.7%. The increase in revenue and gross profit was a result of the increase in production from the approximately 4,000 additional acres planted during fiscal year 2011 and favorable market prices received for sugarcane. Standard tons of sugarcane harvested were approximately 339,000 and 205,000 for the nine months ended June 30, 2012 and 2011, respectively, an increase of 134,000 standard tons or 65.4% for the comparable periods. Sugarcane prices increased by 11.5% for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. For fiscal year 2012, we have 9,634 sugarcane producing acres as compared to 6,432 producing acres for fiscal year 2011, a net increase of 3,202 acres or 49.8%.

To maintain optimal production, sugarcane grown on sandy soil such as Alico’s must be replanted every three years. Sugarcane plantings tend to produce less tonnage per acre with each successive crop. During fiscal year 2010 we began a replanting initiative due to improved market conditions, removal of uncertainties concerning the future of the sugar processing facility and a more favorable pricing arrangement with the sugarcane processor. As a result of this replanting initiative, we have realized an increase in crop yields during fiscal years 2011 and 2012. We believe that our sugarcane production in fiscal year 2013 will continue to increase as a result of the approximately 5,200 additional acres planted in fiscal year 2012, increasing our net producing acres to approximately 13,600.

Cattle

Three months ended June 30, 2012

Revenues from Cattle operations were $378,000 for the three months ended June 30, 2012, as compared to $220,000 for the three months ended June 30, 2011. Gross profit from our Cattle operations increased by 37.0%. Market pricing for cattle has increased and we anticipate benefitting from that increase for the remainder of fiscal year 2012. For the three months ended June 30, 2012 and 2011, respectively, the total pounds of beef sold were 411,000 and 277,000, an increase of 134,000 or 48.4%, and the average price received per pound sold was $0.92 and $0.73, an increase of $0.19 per pound or 26.1%.

Nine months ended June 30, 2012

Revenues from Cattle operations were $978,000 for the nine months ended June 30, 2012, as compared to $669,000 for the nine months ended June 30, 2011, an increase of $309,000 or 46.2%. Gross profit from our cattle operations increased by 46.0% for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. Market prices for cattle increased during the nine months ended June 30, 2012, as compared to the same period of fiscal year 2011 and we anticipate benefitting from these increases for the remainder of fiscal year 2012. For the nine months ended June 30, 2012 and 2011, respectively, the total pounds of beef sold were 1,151,000 and 968,000, an increase of 183,000 pounds or 18.9% and the average price received per pound sold was $0.85 and $0.69, an increase of $0.16 or 23.2%.

Most of the 2011-2012 calves produced have been contracted to be shipped and sold during the fourth quarter of fiscal year 2012.

Non-Agricultural Operations

Land leasing and rentals

We lease land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land leasing and rentals were $691,000 and $621,000 for the three months ended June 30, 2012 and 2011, respectively, an increase of 11.3% due to oil royalties received during the third quarter of fiscal year 2012. Gross profits increased by 33.5% for the three months ended June 30, 2012, as compared to the same period in 2011. For the nine months ended June 30, 2012, revenues from land leasing and rentals were $2,011,000 as compared to $1,912,000 for the same period in fiscal year 2011. Gross profit increased by $239,000 or 23.8 % for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011.The increases in revenue and gross profit for the nine months ended June 30, 2012 were due to new farming leases entered into during fiscal year 2012.

Liquidity and Capital Resources

(dollars in thousands)	June 30, 2012	September 30, 2011
Cash and cash equivalents	$3,967	$1,336
Restricted cash	$10,747	—
Investments	$255	$989
Total current assets	$52,390	$29,181
Total current liabilities	$19,594	$11,827
Working capital	$32,796	$17,354
Total assets	$189,618	$180,035
Notes payable	$40,717	$57,158
Current ratio	2.67:1	2.47:1

We believe that our current cash position, revolving credit facility and cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at June 30, 2012. See Item 1. Financial Statements, Note 6. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

As of June 30, 2012, we had cash and cash equivalents of approximately $3,967,000 as compared to $1,336,000 as of September 30, 2011, an increase of $2,631,000. We also have restricted cash of $10,747,000, $8,747,000 of which is eligible to be released from escrow on July 31, 2012 due to the terms of the assignment agreement should we not pursue a like kind exchange transaction. The remaining $2,000,000 in restricted cash will be available for use after the closing of the second Lee County, FL property in October 2012. We use a cash management program with Rabobank designed to minimize the outstanding balance on our RLOC. Our various Rabobank accounts are swept daily into a concentration account. A balance of $250,000 must be maintained in the concentration account on a daily basis. Any balances in excess of $250,000 are automatically applied to pay down the line of credit, if there is an outstanding balance. If the balance in the concentration account falls below $250,000, draws are made on the RLOC to maintain this balance. The cash management program minimizes cash balances and outstanding debt on the RLOC. Our credit facility includes a 10 year $40,000,000 term note bearing interest at one month LIBOR plus 250 basis points, payable quarterly. Quarterly principal payments of $500,000 are due through July 2020 with a balloon payment equal to the remaining unpaid principal and interest due in October 2020. The $60,000,000 RLOC has a 10 year term. The interest rate on the RLOC was initially established at monthly LIBOR plus 250 basis points. The interest rate spread over LIBOR is subject to an annual adjustment pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over monthly LIBOR. Our interest rate was adjusted to LIBOR plus 225 basis points effective January 1, 2012, due to the favorable debt service coverage ratio in fiscal year 2011. On October 1, 2015, Rabobank may adjust the interest rate spread to any percentage. Rabobank must provide a 30 day notice of the new spread and we have the right to prepay the outstanding balance without penalty.

Net Cash Provided By Operating Activities

Cash provided by operating activities was $25,626,000 for the nine months ended June 30, 2012, which compared favorably to cash provided by operating activities of $7,185,000 for the nine months ended June 30, 2011. The favorable change in cash provided by operating activities was primarily a result of net income of $18,954,000 for the nine months ended June 30, 2012, as compared to net income of $8,590,000 for the nine months ended June 30, 2011. Operating cash flow was favorably affected by changes in our working capital accounts, most notably increases in payables and decreases in accounts receivable in comparison to the nine months ended June 30, 2011. Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarter of our fiscal year coinciding with our planting cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Cash Used In Investing Activities

Cash used in investing activities was $4,797,000 and $5,642,000 for the nine months ended June 30, 2012 and 2011, respectively. The use of cash in investing activities is primarily due to capital expenditures. Capital expenditures during the first nine months of fiscal year 2012 were $12,196,000, which included $7,188,000 for the expansion of our sugarcane operations of which $2,834,000 was attributable to planting an additional 5,200 acres to be harvested in fiscal year 2013, $1,227,000 was for sugarcane equipment purchases and $3,127,000 was used for land improvements. Additionally, capital expenditures included $1,312,000 for citrus, $736,000 for cattle and $2,960,000 for certain other capital expenditures. During the nine months ended June 30, 2011, our capital expenditures were $8,719,000, which included an investment of $2,920,000 for the development of an additional 4,500 acres of sugarcane plantings, the purchase of our corporate headquarters and improvements for $2,631,000, $1,364,000 for citrus and $1,804,000 for certain other capital expenditures. Proceeds from the sale of property and equipment increased by $10,016,000 from June 30, 2012, as compared to June 30, 2011, primarily due to the sale of the Polk County, FL properties; however, $8,747,000 from the sale was being held in restricted cash. No properties were identified for a like kind exchange; the funds were remitted to the Company on July 31, 2012. We also received a deposit of $2,000,000 for the sale of the Lee County, FL property which will be available after the closing for use in October 2012. The use of cash in investing activities was partially offset by the return on investment in Magnolia of $4,735,000 and $1,966,000 for the nine months ended June 30, 2012 and 2011, respectively. Our certificates of deposits provided cash in investing activities of $734,000 and $454,000 for the nine months ended June 30, 2012 and 2011, respectively.

Cash Used In Financing Activities

Cash used in financing activities was $18,198,000 and $9,395,000 for the nine months ended June 30, 2012 and 2011, respectively. Cash was used in financing activities for the payment of dividends of $1,469,000 for the nine months ended June 30, 2012 as compared to $737,000 for the nine months ended June 30, 2011.

Net repayments on outstanding debt were approximately $16,441,000, which reduced the balance of our RLOC to zero for the nine months ended June 30, 2012, as compared to net repayments of $7,611,000 for the nine months ended June 30, 2011.

We did not purchase shares of our common stock during the three months ended June 30, 2012. For the nine months ended June 30, 2012, 12,026 treasury shares were purchased at an average price of $23.95. We purchased 768 and 40,570 shares on the open market at an average price of $27.82 and $25.80 during the three and nine months ended June 30, 2011, respectively. At June 30, 2012, 260,728 shares were available for purchase under the 2008 Equity Incentive Plan.

Purchase Commitments

Alico, through its wholly owned subsidiary Bowen, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $4,186,000 at June 30, 2012 for delivery in fiscal years 2012 and 2013, for which these obligations are covered by sales agreements totaling approximately $4,186,000.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Part I, Item I, Financial Statements, Note 5. Income Taxes (IRS issues) and Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended April 30, 2012	—	$—	—	260,728
Month ended May 31, 2012	—	$—	—	260,278
Month ended June 30, 2012	—	$—	—	260,728

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.		Description of Exhibit
10.1	*	First Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated August 1, 2011.	Filed herewith

10.2	*	Second Amendment to Credit Agreement with Rabo Agrifinance Inc. dated December 21, 2011.	Filed herewith

10.3	*	Third Amendment to Credit Agreement with Rabo Agrifinance Inc. dated June 11, 2012.	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document.	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document.	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document.	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: August 9, 2012	By:	/s/JD Alexander
JD Alexander
Chief Executive Officer and President

Date: August 9, 2012	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Date: August 9, 2012	By:	/s/Jerald R. Koesters
Jerald R. Koesters
Chief Accounting Officer and Controller

Index to Exhibits

Exhibit No.		Description of Exhibit
10.1	*	First Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated August 1, 2011.	Filed herewith

10.2	*	Second Amendment to Credit Agreement with Rabo Agrifinance Inc. dated December 21, 2011.	Filed herewith

10.3	*	Third Amendment to Credit Agreement with Rabo AgriFinance Inc. dated June 11, 2012.	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document.	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document.	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document.	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

