Form 10-K
period 2012-09-30
ALICO INC
filed 2012-12-05
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of March 31, 2012 (the last business day of Alico’s most recently completed second fiscal quarter) was $54,180,702. There were 7,358,324 shares of stock outstanding at November 29, 2012.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant to be dated on or before January 17, 2013, are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the fiscal year ended September 30, 2012

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

Part 1

Item  1. Business.

Alico, Inc. (“Alico”) is a American agribusiness and land management company built for today and backed by a legacy of achievement and innovation in citrus, sugar, cattle and resource conservation.

We own approximately 130,400 acres of land in five Florida counties (Collier, Glades, Hendry, Lee and Polk). In addition to principal lines of business in citrus groves, improved farmland including sugar cane, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Our mission is to create value for our customers, clients and shareholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

The Land We Manage

We regularly review our land holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings not meeting this return profile are considered surplus to our agricultural operations and will be sold or exchanged for land considered to be more compatible with our business objectives and total return profile.

We operate and manage Citrus Groves, Improved Farmland, Ranch and Conservation and Other Land. Our holdings and the operating activities in which we engage are categorized in the following table:

Land Classification	Gross Acreage	Operating Activities	Operating Segments
Citrus Groves	17,400	Citrus Cultivation	Citrus Operations
Improved Farmland	44,100	Farming	Sugarcane
		Land Leasing	Land Leasing and Rental
Ranch and Conservation	67,400	Cattle Grazing	Cattle Operations
		Sod and Native Plant Sales	Other Operations
		Land Leasing	Land Leasing and Rental
		Conservation	Other Operations
Other Land	1,500	Mining	Other Operations
Total Acreage	130,400

Citrus Groves

We own and manage Citrus Groves in Collier, Hendry and Polk Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Of our land holdings, Citrus Groves total approximately 17,400 gross acres or 13.3%. Our Citrus acreage is detailed in the following table:

	Net Plantable
County	Producing	Developing	Fallow	Total Plantable	Support	Gross
Hendry	3,400	100	100	3,600	1,600	5,200
Polk	3,100	100	100	3,300	2,000	5,300
Collier	4,100	—	—	4,100	2,800	6,900
Total	10,600	200	200	11,000	6,400	17,400

Of the approximately 17,400 gross acres of citrus groves we own and manage, approximately 6,400 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees but which are not capable of directly producing fruit. The remaining approximately 11,000 acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted in trees too young to produce fruit) and acres that are fallow.

Our Citrus Groves segment cultivates citrus trees on approximately 17,400 gross acres of land to produce citrus for delivery to the fresh and processed citrus markets. Our sales to the processed market constitute approximately 95% of our citrus sales annually.

1

We produce Early and Mid-Season oranges varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which contain 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. We have produced 29,070,000, 24,177,000 and 21,635,000 pound solids for each of the years ended September 30, 2012, 2011 and 2010, on boxes delivered to processing plants of 4,357,000, 3,773,000 and 3,355,000, respectively. The average pound solids per box was 6.68, 6.34 and 6.40 for each of the years ended September 30, 2012, 2011 and 2010, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floored price, we benefit from the incremental difference between the floor and the final market price.

All citrus to be produced for the processed citrus market in fiscal year 2012-2013 is under minimum price contracts with a floor price of approximately $1.60 per pound solids. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh market constitute approximately 5% of our citrus sales annually. We produce numerous varieties for the fresh fruit market including grapefruit and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We have produced 278,000, 289,000 and 272,000 fresh fruit boxes for each of the years ended September 30, 2012, 2011 and 2010, respectively. The majority of our citrus produced for the fresh citrus market in fiscal year 2012-2013 is under contract with a floor price with a potential for rise.

Revenue from Citrus Groves operations was approximately 44%, 48% and 46% of our total operating revenues for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Improved Farmland

We own and manage Improved Farmland in Hendry County and engage in farming the land and leasing some of the acreage to others to farm. Of our land holdings, Improved Farmland totals approximately 44,100 gross acres or 33.8% of our total acreage. Our Improved Farmland acreage is detailed in the following table:

Improved Farm Land	Gross Acres
Sugarcane	30,600
Leasable	5,800
Permitted but undeveloped	7,700
Total Improved Farm Lands	44,100

Our Improved Farmland includes approximately 30,600 gross acres currently used for Sugarcane farming, approximately 5,800 gross acres of irrigated farmland currently used for farm leasing and other purposes and approximately 7,700 gross acres of permitted but undeveloped acres (acres that are permitted for farming but that have not yet been cleared, leveled and irrigated for commercial farming).

The approximately 30,600 gross acres currently used for Sugarcane farming are detailed in the table below:

	Net Plantable
County	Developing	Plant Cane	First Stubble	Second Stubble	Total Plantable	Support	Gross
Hendry	5,200	4,900	4,500	4,000	18,600	12,000	30,600

Of the approximately 30,600 gross acres of sugarcane farmland we own and manage, approximately 12,000 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention and drainage ditches integral to the cultivation of sugarcane but which are not capable of directly producing crops. The remaining approximately 18,600 acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing crops.

Our sugarcane crops are planted in the sandy soils of Hendry County, Florida and are generally replanted every four years. On average, three annual crops are harvested from one field before production and sugar concentration declines to an unacceptable level and the sugarcane crop is plowed under. The first crop that emerges from the planted cane is called plant cane and the subsequent crops are termed first stubble and second stubble. The sugarcane fields are generally fallow in the fourth year and are leased to other farmers to plant seasonal crops such as sweet corn, peanuts and watermelons. Approximately 1,200 acres of second stubble were

2

harvested and plowed under in fiscal year 2012 and we recorded revenues of $289,000 related to leasing these fallow acres which are currently classified as developing.

Of the approximately 18,600 acres of net plantable sugarcane land, approximately 4,900 acres are classified as plant cane, approximately 4,500 acres are classified as first stubble, and approximately 4,000 acres are classified as second stubble. The remaining 5,200 acres are classified as developing. Developing acres are sugarcane acres that are being planted and cultivated in fiscal year 2013 and which will produce plant cane in fiscal year 2014. The 4,000 acres that are classified as second stubble for fiscal year 2013 will be harvested in the first quarter of fiscal year 2013, and portions of the acres may be cultivated for an additional year to create a third stubble crop in fiscal year 2014, while the remainder will be plowed under and become leaseable fallow land.

We have sold 100% of our sugarcane to United States Sugar Corporation (“USSC”), a local Florida sugar processor, since the inception of our sugarcane program in 1988. The location of our sugarcane fields relative to the USSC processing plant is favorable and allows for efficient and cost effective delivery of our sugarcane. Alternative plant locations are less favorable, and, as a result, the loss of USSC as a customer could have a material adverse effect on our sugarcane operations; however, we do have a purchase agreement with USSC through March 31, 2013 that includes a minimum pricing clause. On March 31, 2013, the purchase agreement will automatically extend for one additional year, unless either party gives written notice of termination by the preceding January 1. If written notice of termination is provided by either party, the term of the agreement shall expire on the third anniversary of the next March 31.

During fiscal years ended September 30, 2012, 2011 and 2010, revenue from sugarcane operations was 11%, 8% and 5% of our total operating revenue, respectively.

Of our approximately 44,100 gross acres of Improved Farmland, approximately 5,800 gross acres are classified as irrigated farmland that is currently used for leasing and other purposes and 7,700 gross acres are classified as permitted but undeveloped. The detail of our irrigated farmland and permitted but undeveloped farmland is presented in the following table:

Improved Farmland	Gross Acres	Net Leaseable	Estimated Net Leaseable
Leasable	5,800	2,300	N/A
Permitted but Undeveloped	7,700	N/A	4,000 to 5,000

Of our approximately 5,800 gross acres of irrigated farmland, approximately 2,300 acres are leaseable. For fiscal year 2012, we recorded revenues of $585,000 related to leasing these acres for farming purposes. Of our 7,700 gross acres of permitted but undeveloped land, we estimate that with proper clearing and development we could yield between four and five thousand net leaseable acres.

Ranch and Conservation

We own and manage Ranch and Conservation land in Collier, Hendry and Polk Counties and engage in Cattle Production, Sod and Native Plant Sales, Land Leasing for recreational and grazing purposes and conservation activities. Of our land holdings, Ranch and Conservation totals approximately 67,400 gross acres or 51.7% of our total acreage. Our Ranch and Conservation acreage is detailed in the following table:

Ranch Lands	Total	Hendry	Polk	Collier
Ranch and Conservation	67,400	60,500	2,900	4,000

Our approximately 67,400 gross acres of Ranch and Conservation is used in grazing our cattle herd, to harvest and sell sod and native plants, for conservation purposes and to lease to others for recreational and other uses. We occasionally lease the same acreage for more than one purpose. The portion of our Ranch and Conservation acreage that is leased for each purpose is detailed in the table below:

Lease	Hendry	Polk	Collier
Grazing	1,900	2,300	4,000
Recreational	57,500	1,300	3,500

Our Cattle operation is engaged in the production of beef cattle. It is located in Hendry County, Florida. The breeding herd consists of 7,328 cows and bulls. Approximately 53% of the herd is from one to five years old, while the remaining 47% is at least six years old. We primarily sell our calves to feed yards and yearling grazing operations in the United States. We also sell cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for our cattle. We believe that the loss of any one or a few of these buyers would not have a material effect on our Cattle

3

operations. Revenue from cattle sales was approximately 5% of total operating revenue for each of the years ended September 30, 2012, 2011 and 2010.

In the fourth quarter of fiscal year 2012 we reached an agreement with the United States Department of Agriculture (“USDA”), through its administering agency, The Natural Resources Conservation Service, to grant a conservation easement on approximately 11,600 acres of our Ranch and Conservation land located in Hendry County, Florida for approximately $20,700,000. We expect to close the agreement in fiscal year 2013.

Our Other Lines of Business

In addition to owning and managing approximately 130,400 gross acres of land in Central and Southwest Florida, Alico also engages in complimentary lines of business not related to its land holdings. Our Agricultural Supply Chain Management and Support lines of business include activities related to value-added services which include agricultural contracting for harvesting hauling and marketing and the purchase and resale of fruit while our Other Operations line of business includes activities related to rock and sand mining, oil exploration, office facility leasing and other insignificant lines of business. A summary of the Agricultural Supply Chain Management and Support line of business follows:

•	Alico Fruit Company is a wholly owned subsidiary purchased in February 2006 to provide additional citrus marketing expertise and the ability to manage the delivery of our own citrus crop. Its operations include supply chain management (contracting for harvest, hauling and marketing) for Alico’s citrus crop and for other growers. The operation also includes the purchase and resale of citrus fruit. During the fiscal years ended September 30, 2012, 2011, and 2010, Alico Fruit Company’s revenue was 38%, 37% and 36% of our total operating revenue, respectively.
•	Our Board of Directors has authorized management to proceed with a plan to acquire and permit land to construct the initial phase of a citrus tree nursery in North Central Florida. As a result, we hired a Director of Plant Breeding & Research effective October 18, 2012, who will be responsible for managing the greenhouse, plant breeding and research operations.

Line of Business Financial Results

We create value for our customers, clients and investors by managing our land holdings to their highest and best returns and by producing the highest quality agricultural products, implementing innovative land management and responsible environmental stewardship in the communities where we operate. The vast majority of our land was acquired decades ago and the fair value of our land holdings may not align with the value attributed to the land on our Balance Sheets are presented at the historical cost of the land.

The following table presents the operating revenues and gross profit of the lines of business:

(dollars in thousands)	Fiscal Year Ended September 30
	2012	2011	2010
Operating revenues:
Citrus Groves	55,423	47,088	36,469
Improved Farmland	15,316	8,642	4,992
Ranch and Conservation	7,348	6,015	5,332
Agricultural Supply Chain Management	48,334	36,115	28,896
Other Operations	766	732	4,103

Total operating revenues	127,187	98,592	79,792

Gross profit:
Citrus Groves	24,428	19,324	10,739
Improved Farmland	3,742	1,299	859
Ranch and Conservation	3,851	2,375	1,010
Agricultural Supply Chain Management	641	1,006	727
Other Operations	(430)	(571)	(3,412)

Total gross profit	32,232	23,433	9,923

2012 Highlights

•	Internal Revenue Service settlement finalized and paid in full — The Internal Revenue Service (“IRS”) examined our tax returns for the 2005 through 2007 tax years. The IRS originally claimed additional taxes and penalties due of
4

$31,091,000 consisting of $14,498,000 in taxes and $16,594,000 in penalties. We contested the issues raised by the IRS during the examinations and pursued resolution through the IRS Appeals process. On May 16, 2012, we finalized an agreement to settle all outstanding issues. All Federal penalties were waived. Federal taxes and interest due as a result of the settlement totaled $613,000 and $225,000, respectively, and have been paid in full. State tax and interest of approximately $323,000 were paid on October 9, 2012. We had additional pending state interest and penalties totaling $149,000 outstanding as a result of the final settlement amount which were accrued at September 30, 2012.

•	Settlement of the Shareholder Derivative Lawsuit — On April 1, 2012, a settlement agreement (the “Agreement”) was reached between Baxter Troutman and JD Alexander and John R. Alexander. On May 4, 2012, the Circuit Court of the 10th Judicial Circuit in Polk County, Florida (the “Court”) approved the Agreement and therefore the shareholder derivative action compliant has been settled. The Special Litigation Committee of our Board of Directors has filed a motion seeking recovery of attorney fees and costs incurred in our defense. The Court has retained jurisdiction and will hear the motion.
•	Citrus Groves — We produced 4,635,000 boxes of citrus for the year ended September 30, 2012, as compared with 4,062,000 boxes produced for fiscal year 2011, an increase of 14% in boxes produced year-over-year. Citrus gross profit was $24,428,000 for the year ended September 30, 2012, as compared with $19,324,000 for fiscal year 2011, an increase of $5,104,000 or 26.5% in year-over-year gross profit.
•	Sugarcane — We produced 338,552 net standard tons of sugarcane for the year ended September 30, 2012, compared with 205,421 net standard tons for fiscal 2011, an increase of 64.8% in year-over-year production. Sugarcane gross profit was $3,315,000 for the year ended September 30, 2012, as compared with $968,000 for fiscal 2011, an increase of $2,353,000 or 244.6% in year-over year gross profit.
•	Sale of Properties – During June 2012, we closed on sales contracts for two parcels of land in Polk County, Florida to Ben Hill Griffin III and Ben Hill Griffin, Inc. The proceeds from the sale of the Polk County parcels totaled approximately $10,122,000. We received cash of approximately $9,768,000 which resulted in a net pre-tax gain of approximately $9,113,000. On July 25, 2012, Alico-Agri, our wholly-owned subsidiary, reached an agreement with Private Equity Group, LLC to sell various parcels of land in Lee County, Florida totaling approximately 5,200 acres. The sales price of the properties is $10,000,000 and the closings were on July 25, 2012 and October 3, 2012. We recorded an impairment charge on the properties of $1,918,000 as the selling price was less than the carrying value. The sale will provide us with approximately $48,500,000 in a loss carryforward for tax purposes.
5

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Item 8. Financial Statements and Supplementary Data, Note 15. Segment Information in Notes to our Consolidated Financial Statements included in this Annual Report. Substantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

Strategy

Our core business strategy is to maximize the intrinsic and tangible value of our land through skilled agricultural asset management and by the appreciation of our assets and equity by acquisition, positioning, and improvement of our land.

Our objectives are to produce the highest quality agricultural products, create innovative land uses, opportunistically acquire and convert undervalued assets, sell-under productive land not meeting our total return profile, generate recurring and sustainable profit with the appropriate balance of risk and reward, and exceed the expectations of shareholders, customers, clients and partners.

Our strategy is based on best management practices of our agricultural operations, environmental and conservation stewardship of our land and natural resources. We manage our land in a sustainable manner and evaluate the effect of changing land uses while considering new opportunities. Our commitment to environmental stewardship is fundamental to Alico's core beliefs.

Competition

Alico is engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. Citrus is grown domestically in several states including Florida, California, Arizona and Texas, as well as foreign countries, most notably Brazil. Competition is impacted by several factors including production, market prices, weather, disease, export /import restrictions and currency exchange rates. Sugarcane products compete with sugar beets in the United States as well as imported sugar and sugar products from Brazil and Mexico. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Forest and rock products are produced in many parts of the United States.

The sale and leasing of land is very competitive in the counties where we own land. The degree of competition has increased due to the current economic climate, which has caused an oversupply of comparable real estate available for sale or lease due to the decline in demand as a result of the continuing underperforming economy.

Environmental Regulations

Our operations are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes we are in compliance with all such rules including permitting and reporting requirements. Compliance has not had a material effect upon our financial position, results of operations or cash flows.

Management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. In addition, we require lessees of our property to comply with environmental regulations as a condition of leasing.

Employees

As of September 30, 2012, we had 157 full-time employees. Our employees work in the following divisions:

Alico Fruit Company	33
Citrus Groves	73
Sugarcane	16
Cattle	3
Real Estate	1
Leasing	1
Heavy Equipment	13
General and Administrative	17

Total	157

Seasonal Nature of Business

Revenues from Alico’s agri-business operations are seasonal in nature. The following table illustrates the seasonality of our agri-business revenues:

Fiscal Year
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep

Harvest Early/Mid Varieties of Oranges

Harvest Valencia Oranges

Harvest Sugarcane

Deliver Beef Cattle

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

Segments

We are organized into six operating segments which span our five lines of business. Our operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. Our operating segments are as follows:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.
•	Alico Fruit Company, LLC (“Alico Fruit”) (formerly “Bowen Brothers Fruit Company, LLC”) includes activities related to agricultural value-added services which include contracting for harvesting, hauling and marketing and the purchase and resale of citrus fruit.
•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
7

•	Cattle includes the production of beef cattle for sale.
•	Land Leasing and Rental includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
•	Other Operations consists of insignificant operations that do not otherwise fit within the other five defined operating segments.

The following table presents our Operating Segments based on our Lines of Business:

(dollars in thousands)	For the Year Ended September 30, 2012
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$60,154	$—	$—	$—	$(11,820)	$48,334
Citrus Groves	55,423	—	—	—	—	—	55,423
Sugarcane	—		14,442	—	—	—	14,442
Cattle	—	—	—	5,894	—	—	5,894
Land leasing and rentals	—	—	874	1,067	480	—	2,421
Other operations	—	—	—	387	286	—	673
Total operating revenue	55,423	60,154	15,316	7,348	766	(11,820)	127,187
Gross profit:
Alico Fruit	—	641	—	—	—	—	641
Citrus Groves	24,428	—	—	—	—	—	24,428
Sugarcane	—	—	3,315	—	—	—	3,315
Cattle	—	—	—	2,706	—	—	2,706
Land leasing and rentals	—	—	427	758	179	—	1,364
Other operations	—	—	—	387	(609)	—	(222)
Gross profit	$24,428	$641	$3,742	$3,851	$(430)	$—	$32,232

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

Item 1A. Risk Factors.

The following are what we believe to be the principal risks known to us that could cause a material adverse effect on our business, financial condition, results of operations, cash flows, strategies and prospects.

General

We have a 51% stockholder and a limited public float which could affect the price of our stock and eliminate the ability of the minority shareholders to have effective control over the election of the Board of Directors of the Company.

Atlantic Blue Group, Inc. (“Atlanticblue”) (formerly Atlantic Blue Trust, Inc.) is the owner of approximately 51% of Alico’s common stock. Atlanticblue is a nonpublic company, controlled by relatives of JD Alexander, the Chief Executive Officer, and John R. Alexander, Chairman of the Board of Directors, of Alico. Accordingly, our common stock is thinly traded, and its market price may fluctuate significantly more than stocks with a larger public float. Additionally, by virtue of its ownership percentage, Atlanticblue is able to elect all the directors, and, consequently, is considered to control Alico. While Atlanticblue has issued a governance letter dated December 3, 2009 reaffirming its commitment to maintaining a majority of independent directors on Alico’s Board of Directors, this commitment may be terminated at any time upon 30 days prior written notice. Alico’s Board of Directors and its Committees establish governance procedures and guidelines designed to attract and retain qualified directors and management. Due to the resignations of two directors in 2010, directors independent of Atlanticblue (non-affiliated directors) did not constitute a majority throughout most of the fiscal year ended September 30, 2010. In October 2010, a fifth non-affiliated director was appointed reestablishing a majority of non-affiliated independent directors. Alico does not have cumulative voting. Accordingly, stockholders of Alico, other than Atlanticblue, have no effective control over who the directors of Alico are or will be.

We have a major customer that accounts for 100% of our sugarcane production.

We have sold 100% of our sugarcane to USSC since the inception of our sugarcane program in 1988 and which revenue accounted for 11% of our total operating revenues in fiscal year 2012. The location of our sugarcane fields relative to the USSC processing plant is favorable and allows for efficient and cost effective delivery of our sugarcane. Alternative plant locations are less favorable, and, as a result, the loss of USSC as a customer could have a material adverse effect on our sugarcane operations, however; we have a purchase agreement with USSC through March 31, 2013, that includes a minimum pricing clause. On March 31, 2013, the purchase agreement will automatically extend for one additional year, unless either party gives written notice of termination by January 1, 2012. If written notice of termination is provided by either party, the term of the agreement shall expire on March 31, 2015.

Alico benefits from reduced real estate taxes due to the agricultural classification of a majority of its land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate tax liabilities.

In the fiscal years ended September 30, 2012, 2011 and 2010, we paid $2,275,000, $2,458,000 and $2,435,000 in real estate taxes, respectively.  These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraiser in which counties we own land, of $82,975,000, $92,038,000 and $93,369,000 for the years ended September 30, 2012, 2011 and 2010, respectively, which differs significantly from the fair values determined by the county property appraisers of $529,542,000, $540,168,000 and $555,925,000, respectively.  Changes in state law or county policy regarding the granting of agricultural classification or calculation of Green Belt values or average millage rates could significantly impact our results of operations, cash flow and financial position.

Alico manages its properties in an attempt to capture its highest and best use and customarily does not sell property until it no longer meets our total return profile.

The goal for our land management program is to manage and selectively improve our lands for their most profitable use. We continually evaluate our properties focusing on location, soil capabilities, subsurface composition, topography, transportation, availability of markets for our crops, the climatic characteristics of each of the tracts, long-term capital appreciation and operating income potential. While we are primarily engaged in agricultural activities, when land does not meet our total return profile, we may determine that the property is surplus to our activities and place the property for sale or exchange.

Alico is subject to environmental regulations. Compliance with applicable environmental laws may substantially increase our costs of doing business which could reduce our profits.

We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real property. If hazardous substances (including herbicides and pesticides used by us or by any persons leasing our lands) are discovered emanating from any of our lands and the release of such substances presents a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. Furthermore, Alico requires lessees of its properties to comply with environmental regulations as a condition of leasing. We also purchase insurance for environmental liability when it is available; however, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land or be significant enough that it would have a materially adverse effect on us.

Our business may be adversely affected if we lose key employees.

We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in our business lines and segments in which they work. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled personnel in our business lines and segments.

Agricultural Risks — General

Agricultural operations traditionally provide almost all of our operating revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product liability.

Agricultural products are subject to supply and demand pricing which is not predictable.

Although our processed citrus and sugarcane are subject to minimum pricing we are unable to predict with certainty the final price we will receive for our products. In some instances the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. , Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations. Alico attempts to mitigate these risks by using contracts with citrus processors that include pricing structures based on a minimum (“floor”) price and with a price increase (“rise”) if market prices exceed the floor price. We cannot accurately predict or control what our profits or losses from agricultural operations will be from year-to-year.

Alico’s agricultural assets are concentrated and the effects of adverse weather conditions.

Our agricultural operations are concentrated in south Florida with more than 80% of our agricultural lands located in a contiguous parcel in Hendry County. Because our agricultural properties are located in close proximity to each other, the impact of adverse weather conditions may be material to Alico’s results of operations. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes have the potential to destroy crops, affect cattle breeding and impact citrus and sugarcane production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus, sugarcane and cattle operations and could result in a loss of revenue from those products for a multi-year period. Alico seeks to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freeze usually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or cattle. Furthermore, an increase in sea levels due to long-term global warning could have a material adverse effect on our agricultural operations.

Alico’s agricultural earnings comprise substantially all of its revenues and are subject to wide volatility which could result in breaches of loan covenants.

Borrowing capacity represents a major source of our working capital. We currently have a credit facility with Rabo AgriFinance, Inc. that includes a Revolving Line of Credit and a Term Loan. These loans are subject to covenants requiring Alico to maintain a minimum current ratio of 1.5:1, a debt ratio no greater than 60%, tangible net worth of at least $80 million, and a minimum debt coverage ratio of 1.15:1. While we currently expect to remain in compliance with these covenants, because of the volatility of our earnings stream and the factors causing this volatility, we are unable to directly control compliance with these covenants. In March 2010, Alico received a one-time waiver of the debt coverage ratio requirement from its previous lender, Farm Credit of Southwest Florida, in response to a freeze which damaged crops and affected the timing of their harvest. We believe that, based on factors currently known, we will continue to remain in compliance with our Revolving Line of Credit and Term Loan. We negotiated a less restrictive debt coverage ratio covenant to provide that the covenant must be breached in two consecutive years in order to be considered an event of default. Nevertheless, due to earnings volatility and factors unknown to us at this time, it is possible that a loan covenant could be breached, a default occur, and the major portion of our borrowings become due which could have a material adverse impact on our financial position, results of operations and cash flows.

Water Use Regulation restricts Alico’s access to water for agricultural use.

Our agricultural operations are dependent upon the availability of adequate surface and underground water. The availability of water for use in irrigation is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which our lands are located. Currently, we have permits in place for the next 15 to 20 years for the use of underground and surface water which are adequate for our agricultural needs.

Surface water in Hendry County, where much of our agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and the system of canals used to irrigate such land. The Army Corps of Engineers controls the level of Lake Okeechobee and ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district. The Army Corps of Engineers decided in 2010 to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levee surrounding the lake to restrain rising waters which could result from hurricanes. Changes in availability for surface water use may result during times of drought, because of lower lake levels which result in shortages of water for agricultural use and could have a materially adverse effect on our agricultural operations, financial position, results of operations and cash flows.

Alico’s citrus groves are subject to damage and loss from disease including but not limited to Citrus Canker and Citrus Greening

Our citrus groves are subject to damage and loss from diseases such as Citrus Canker and Citrus Greening. Each of these diseases is widespread in Florida and exists in areas where our groves are located. Citrus canker is a disease affecting citrus species caused by a bacterium and is spread by contact with infected trees or by windblown transmission. There is no known cure for Citrus Canker at the present time although some management practices including the use of copper-based bactericides can mitigate its spread and lessen its effect on infected trees; however, there is no assurance that available technologies to control such disease will be effective.

Citrus Greening decreases the productivity of infected trees and is spread by insects known as Asian Citrus Psyillids. Alico uses a pesticide program to control these vectors and an enhanced foliar nutritional program to mitigate the damage to infected trees. At the present time, there is no known cure for Citrus Greening once trees are infected. We use best management practices to attempt to control diseases and their spread. Both of these diseases pose a significant threat to the Florida Citrus industry and to our citrus groves. We are managing the affects and the spread of these diseases in our groves which, left unmanaged, could cause a material adverse effect to our citrus grove operations, financial position, results of operations and cash flows.

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

We engage third parties to harvest our citrus fruit. These third parties employ workers which the availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws or by stricter enforcement of such laws. The scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a materially adverse effect.

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

We face significant competition in its agricultural operations.

We face significant competition in its agricultural operations both from domestic and foreign producers and does not have any branded products. Foreign growers generally have an equal or lower cost of production, less environmental regulation and in some instances, greater resources and market flexibility than Alico. Because foreign growers have great flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations. The competition we face from foreign suppliers of sugar and orange juice is mitigated by quota restrictions on sugar imports imposed by the U.S. government and by a governmentally imposed tariff on orange imports. A change in the government’s sugar policy allowing more imports or a reduction in the orange juice tariff could adversely impact our results of operations.

Item  1B. Unresolved Staff Comments.

None.

Item 2. Properties

At September 30, 2012, Alico owned approximately 134,400 acres of land located in five counties in Florida. On October 3, 2012, we closed on the sale of approximately 4,000 acres in Lee County, Florida. Acreage in each county (adjusted for the October 3, 2012 sale) and the primary classification with respect to the present use of these properties is shown in the following table:

Alico, Inc. & Subsidiaries

Current Land Utilization (1)

September 30, 2012

(table in gross acres)
	Total	Hendry	Polk	Collier	Glades	Lee
Citrus Groves(2) :	17,400	5,200	5,300	6,900	—	—
Improved Farm Land:
Sugarcane(3)	30,600	30,600	—	—	—	—
Irrigated(4)	5,800	5,800
Undeveloped and permitted	7,700	7,700	—	—	—	—
Total Improved Farm Lands	44,100	44,100	—	—	—	—
Ranch Land and Conservation:
Pasture(4)	67,400	60,500	2,900	4,000	—	—
Total Ranch Lands	67,400	60,500	2,900	4,000	—	—
Commercial and residential		—	—	—	—	—
Mining(5)	1,400	900	—	—	500	—
Other(4)	100	100	—	—	—	—

Total	130,400	110,800	8,200	10,900	500	—

(1)	Approximately 43,277 acres of the properties listed are encumbered by credit agreements totaling $98,000,000 at September 30, 2012. For a more detailed description of the agreements and collateral please see Item 8. Financial Statements, Note 10. Long-Term Debt in the Notes to the Consolidated Financial Statements.
(2)	Citrus Groves acreage is as follows:
	Net Plantable
County	Producing	Developing	Fallow	Total Plantable	Support	Gross
Hendry	3,400	100	100	3,600	1,600	5,200
Polk	3,100	100	100	3,300	2,000	5,300
Collier	4,100	—	—	4,100	2,800	6,900
Total	10,600	200	200	11,000	6,400	17,400

(3)	Sugarcane acreage is as follows:
	Net Plantable
County	Developing	Plant	Stubble 1	Stubble 2	Total Plantable	Support	Gross
Hendry	5,200	4,900	4,500	4,000	18,600	12,000	30,600

(4)	Land lease acreage is included in the total acres of Improved Farm Lands, Ranch Lands and Other and as follows:
Lease	Hendry	Polk	Collier	Glades	Lee	Total
Farming	1,500	—	—	—	—	1,500
Grazing	1,900	2,300	4,000	100	—	8,300
Recreational	57,500	1,300	3,500	—	—	62,300
Oil and Other	—	—	600	—	—	600
Total	60,900	3,600	8,100	100	—	72,700

(5)	We currently collect mining royalties on a 526 acre parcel of land located in Glades County, Florida. These royalties do not represent a significant portion of our revenue or operating profits. We are seeking permits to develop two additional mines, one
13

for an 886 acre parcel in Hendry County to be used as a sand mine and the other for a potential 1,382 aggregate mine in Collier County. The Hendry County parcel is currently classified as mining, while the Collier County parcel is classified as citrus. Based on initial estimates by third party engineering firms, the aggregate reserve of the Glades County parcel is approximately 26 million tons, the sand reserve of the Hendry County parcel is approximately 53 million tons and the aggregate reserve of the Collier County parcel is approximately 140 million tons.

Item 3. Legal Proceedings.

From time to time, we establish estimated accruals for litigation matters which meet the requirements of ASC 450—Contingencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Shareholder Derivative Action

On October 29, 2008, Alico was served with a shareholder derivative complaint filed by Baxter Troutman against JD Alexander and John R. Alexander which named Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleged that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander (“the Alexanders”) and improperly included a proposed special dividend; and that the Alexanders sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005.

On April 1, 2012, a settlement agreement (the “Agreement”) was reached between Baxter Troutman and the Alexanders. The Agreement contained the following provisions:

•	Mr. Troutman will file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. There were no inducements, promises or representations.

•	Mr. Troutman and the Alexanders mutually release and discharge each other from all claims, rights, actions, obligations, liability or responsibility arising out of the commencement and prosecution of the civil action, except for any claims Alico may have against Troutman to be subrogated to the rights of the Alexanders to seek recovery of attorney fees and costs incurred in their defense.

On May 4, 2012, the Circuit Court of the 10th Judicial Circuit in Polk County, Florida (the “Court”) approved the Agreement and therefore the shareholder derivative complaint has been settled. By determination of the Special Litigation Committee of the Board of Directors, a motion was filed seeking recovery of attorney fees and costs incurred in the defense. The Court has retained jurisdiction and will hear the motion filed by us.

Internal Revenue Service

The IRS examined the returns of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. Based on their examinations, the IRS claimed we owed taxes and penalties of $31,100,000, consisting of $14,500,000 in taxes and $16,600,000 in penalties. We contested the issues raised by the IRS during the examinations and pursued resolution through the IRS Appeals process. On May 16, 2012, we finalized an agreement to settle all outstanding issues. All Federal penalties were waived. Federal taxes and interest paid to the IRS as a result of the settlement totaled $613,000 and $225,000, respectively, finalizing the obligations related to the agreement with IRS Appeals. State tax and interest of approximately $323,000 were paid on October 9, 2012. We have additional pending state interest and penalties totaling $149,000 outstanding as a result of the final settlement amount which were accrued at September 30, 2012. See Item 8. Financial Statements, Note 18. Subsequent Events in the Notes to the Consolidated Financial Statements.

Item  4. Mine Safety Disclosure

None.

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low sales prices in each quarter in the fiscal years 2012 and 2011 are presented below:

	2012 Price		2011 Price
Quarter ended	High	Low	High	Low
December 31	$23.56	$17.85	$27.47	$22.40
March 31	$24.85	$19.02	$27.53	$23.01
June 30	$30.81	$21.06	$28.56	$22.57
September 30	$32.80	$26.37	$27.53	$19.51

Holders

On October 31, 2012, our stock transfer records indicate there were approximately 324 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared in fiscal years 2012, 2011 and 2010 and paid in fiscal years 2013, 2012 and 2011.

Declaration Date	Record Date	Payment Date	Amount Paid Per Share
September 30, 2010	October 29, 2010	November 15, 2010	$0.1000
September 29,2011	October 31, 2011	November 15, 2011	$0.1200
December 15, 2011	December 30, 2011	January 16, 2012	$0.0400
February 17, 2012	March 30, 2012	April 16, 2012	$0.0400
April 27, 2012	June 29, 2012	July 16, 2012	$0.0400
July 27, 2012	September 29, 2012	October 15, 2012	$0.0400
September 27, 2012	December 28, 2012(a)	January 14, 2013	$0.0800
(a)	The dividend was declared on September 29, 2012, during fiscal year 2012, although the record date and payment date are in fiscal year 2013.

The Board of Directors reinstated a quarterly dividend policy during fiscal year 2012.

Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 1, 2007 in our common stock, the S&P 500 and a Company-constructed peer group, which included Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

(Includes reinvestment of dividends)

	Indexed Returns Years Ending
Company Name / Index	Base Period Aug 07	Aug 08	Sep 09	Sep 10	Sep 11	Sep 12
Alico, Inc.	100	86.68	60.61	48.15	40.85	65.72
S&P 500 Index	100	88.86	75.35	83.01	83.96	109.31
Peer Group	100	104.54	81.88	76.02	53.12	71.84

Equity Compensation Arrangements

On February 20, 2009, our shareholders approved the Alico, Inc., Incentive Equity Plan (the” 2008 Plan”) with an effective date of November 1, 2008. In accordance with the 2008 Plan, the Board of Directors may grant options, stock appreciation rights, and/or restricted stock to certain directors and employees. The 2008 Plan authorized the purchase of up to 350,000 shares of outstanding shares of common stock reacquired by us in the open market and held as treasury shares.

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	279,566

Total	—	—	279,566

Issuer Repurchases of Equity Securities

In accordance with our 2008 Plan, the Board of Directors may authorize the purchase of our outstanding common stock. Stock repurchases can be made on a quarterly basis until November 1, 2013, through open market transactions, at times and in such amounts as our brokers determine, subject to the provisions of SEC Rule 10b-18. We have repurchased 89,578 shares of our common stock at a cost of $2,283,000 under the 2008 Plan and remain authorized to repurchase an additional 260,422 shares.

The following table describes our purchases of our common stock during the fourth quarter of 2012.

Date	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Shares Purchased As Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar value) of shares that May Yet Be Purchased Under the Plan or Program
Month 1 (7/1/12-7/31/12)	—	—	—	260,728
Month 2 (8/1/12-8/31/12)	—	—	—	260,728
Month 3 (9/1/12-9/30/12)	306	$31.08	306	260,422

We do not anticipate that any purchases under the 2008 Plan will be made from any officer, director or control person. We currently have an arrangement with UBS Investment Bank (“UBS”) to purchase securities under our 2008 Plan in accordance with the timing, price and volume restrictions contained in sections (b)(2)-(4) of Rule 10b-18. During the period from October 4, 2012 through November 1, 2013, UBS agrees to purchase securities according to the 2008 Plan. The limit price is less than or equal to $31.00 per share and the maximum amount of shares may not exceed 249,694 shares up to the 10(b)-18 maximum on any purchase. In accordance with the 2008 Plan, we purchased zero, 12,026, zero, and 306 shares in the open market during the first, second, third and fourth quarters of fiscal year 2012, respectively, at a weighted average price of $24.12 per share. We purchased 7,534, 32,268, 768 and 7,710 shares in the open market during the first, second, third and fourth quarters of fiscal year 2011, respectively, at a weighted average price of $24.96 per share.

Item 6. Selected Financial Data.

Description	September 30
	2012		2011		2010	2009		2008
			(In thousands, expect per share amounts)
Operating revenue	$127,187		$98,592		$79,792	$89,528		$116,382
Net income (loss) from continuing operations	18,489	(3)	7,097		(623)	(3,649)		5,603
Income (loss) from continuing operations per weighted average common share	$2.51		$0.96		$(0.08)	$(0.49)		0.76
Weighted average number of shares outstanding	7,355		7,363		7,374	7,377		7,390
Cash dividend declared per share	$0.24		$0.12		$0.10	$0.69		$1.10
Total Assets	185,083		180,035	(2)	188,817	200,235	(1)	273,932
Long-Term Obligations	$39,900	(4)	$57,158	(2)	$75,668	$80,715	(1)	$140,239

(1)	During the year ended September 30, 2009, we utilized cash to reduce our outstanding debt by $59,524,000, resulting in a reduction in total assets and long-term obligations.
(2)	During the year ended September 30, 2011, we utilized cash to reduce our outstanding debt by $16,302,000 resulting in a reduction in total assets and long-term obligations. See Item 8. Financial Statements and Schedules, Note 10. Long Term Debt in the Notes to the Consolidated Financial Statements.
(3)	Net income from continuing operations includes the gain on the sale of real estate totaling $9,113,000 on land sold during fiscal year 2012 and impairment charges of $1,918,000 on assets held for sale in the consolidated balance sheet as of September 30, 2012. See Item 8. Financial Statements and Schedules, Note 18. Subsequent Events.
(4)	During the year ended September 30, 2012, we utilized cash from operations and investing activities to reduce our outstanding debt by approximately $17,258,000, resulting in a reduction in long-term obligations. See Item 8. Financial Statements and Schedules, Note 10. Long Term Debt in the Notes to the Consolidated Financial Statements.

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

Overview

We own approximately 130,400 acres of land in five Florida counties (Collier, Glades, Hendry, Lee and Polk). In addition to principal lines of business in citrus groves, improved farmland including sugar cane, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Lines of Business

We operate five lines of business related to our various land holdings. They are:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves on prepared grove land in order to produce fruit for sale to fresh and processed citrus markets.
•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been converted from native pasture and has various improvements including irrigation, drainage and roads.
•	Ranch and Conservation includes activities related to cattle herd grazing and management, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pastureland.
•	Agricultural Supply Chain Management and Support includes activities related to value-added services which include agricultural contracting for harvesting, marketing and hauling and the purchase and resale of fruit.
•	Other Operations include activities related to rock and sand mining, oil exploration, office building leasing and other insignificant lines of business.

Segments

We are organized into six operating segments which span our five lines of business. Our operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. Our operating segments are:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.
•	Alico Fruit includes activities related to agricultural value-added services which include contracting for harvesting, hauling and marketing and the purchase and resale of fruit.
•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
•	Cattle includes the production of beef cattle for sale.
•	Land Leasing and Rental includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
•	Other Operations consists of insignificant operations that do not otherwise fit within the five defined operating segments.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management evaluates the estimates and assumptions on an on-going basis, based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition - Revenue from agricultural crops is recognized at the time the crop is harvested and delivered to the customer. Alico recognizes revenue from cattle sales at the time the cattle are delivered. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenue can be significant and can be either positive or negative. During the periods presented in this report on Form 10-K, no material adjustments were made to the reported revenues from Alico’s crops.

Alico Fruit’s operations primarily consist of providing supply chain management services to Alico, as well as to other citrus growers and processors in the State of Florida. Alico Fruit also purchases and resells citrus fruit; in these transactions, Alico Fruit (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Therefore, Alico Fruit recognizes revenue based on the gross amounts due from customers for its marketing activities. Supply chain management services revenues are recognized when the services are performed.

Variable Interest and Equity Method Investments - We evaluate investments for which we do not hold an equity interest of at least 50% based on the amount of control we exercise over the operations of the investee, our exposure to losses in excess of our investment, our ability to significantly influence the investee and whether we are the primary beneficiary of the investee. In May 2010, we invested $12,150,000 to obtain a 39% equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have been declared delinquent. Based on the criteria above, we are accounting for our investment in Magnolia in accordance with the equity method, whereby the investment in Magnolia is recorded as the line item, Investment in Magnolia, on our consolidated balance sheets, and changes in the account resulting from Magnolia’s prorated earnings or losses up to our initial investment are recognized as income or loss to us.

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

Property, Buildings and Equipment - Property, buildings and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Costs related to the development of citrus groves, through planting of trees, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

Costs related to the development of sugarcane are capitalized in a similar manner as citrus groves. However, sugarcane matures in one year and, we will typically harvest an average of three crops (one per year) from one planting. As a result, cultivation and caretaking costs are expensed as the crop is harvested, while the development and planting costs are depreciated over three years.

The breeding herd consists of purchased animals and replacement breeding animals raised on our ranch. Purchased animals are stated at the cost of acquisition. The cost of animals raised on the ranch is based on the accumulated cost of developing such animals for productive use. Breeding animals are depreciated over 6-7 years.

Impairment of Long-Lived Assets - We evaluate property, buildings, cattle, equipment and other long-lived assets for impairment when events or changes in circumstances (triggering events) indicate that the carrying value of assets contained in our financial statements may not be recoverable. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market or applying a capitalization rate to net operating income using prevailing rates at a given market. Unfavorable changes in economic conditions and net operating income for a specific property will change our estimates. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

Income Taxes - In preparing our consolidated financial statements, significant judgment is required to estimate our income taxes. Our estimates are based on our interpretations of federal and state laws. Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. We regularly review our deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could be adjusted if estimates of future taxable income are adjusted. We apply a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. Adjustments to temporary differences, permanent differences or uncertain tax positions could materially impact our financial position, cash flows and results of operations.

Fair Value Measurements - The carrying amounts in the balance sheets for accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, we discount mortgage notes receivable to reflect their estimated fair value. We carry our investments at fair value. The carrying amounts reported for our long-term debt approximates fair value as our borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

The adoption of ASU 2011-12 will not have a material impact on our financial position, results of operations and cash flows as it only affects financial statement presentation and is a deferral of ASU 2011-05.

We do not believe that any other recently issued but not effective accounting standards, if currently adopted, would have a material effect on our financial position, results of operations or cash flows.

Results from Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three years ended September 30, 2012, 2011 and 2010:

(dollars in thousands)	Year ended September 30			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Difference	% Change	Difference	% Change
Operating revenue	$127,187	$98,592	$79,792	$28,595	29.0%	$18,800	23.6%
Operating expenses	94,955	75,159	69,869	19,796	26.3%	5,290	7.6%

Gross profit	32,232	23,433	9,923	8,799	37.5%	13,510	136.1%
General & administrative expenses	8,490	8,196	6,458	294	3.6%	1,738	26.9%
Income from operations	23,742	15,237	3,465	8,505	55.8%	11,772	339.7%
Interest & investment income (loss)	97	(1,375)	919	1,472	107.1%	(2,294)	(249.6)%
Interest expense	(1,616)	(2,020)	(6,879)	404	20.0%	4,859	70.6%
Other income, net	44	685	671	(641)	(93.6)%	14	2.1%
Gain on sale of real estate	9,113	—	—	9,113	N/M	—	—
Impairment of real estate assets	(1,918)	—	—	(1,918)	N/M	—	—
Income tax provision (benefit)	10,973	5,430	(1,201)	5,543	102.1%	6,631	552.1%

Net income (loss)	$18,489	$7,097	$(623)	$11,392	160.5%	$7,720	1239.2%

N/M: Not meaningful

Operating Revenue

The increase in operating revenues of $28,595,000 or 29.0% for the year ended September 30, 2012, as compared to the year ended September 30, 2011, is primarily due to an increase in fruit sales by Alico Fruit, increases in citrus and sugarcane production and, to a lesser extent, increases in harvest and haul revenues at Alico Fruit and favorable market pricing of sugarcane and cattle operations.

The increase in operating revenue of $18,800,000 or 23.6% for the year ended September 30, 2011 as compared with the year ended September 30, 2010, is primarily attributable to favorable pricing for citrus, sugarcane and cattle operations and, to a lesser extent, the increases in sugarcane and citrus production. Revenue from our citrus operations increased by $17,838,000 and revenue from our sugarcane operations increased by $3,699,000 for the year ended September 30, 2011 as compared to the year ended September 30, 2010. See Segment Results below for further discussion.

Gross Profit

Gross profit increased by $8,799,000 or 37.5% for the year ended September 30, 2012, as compared to gross profit for the year ended September 30, 2011. This increase was primarily attributable to an increase in the production of our agricultural products and to a lesser extent, favorable market pricing of sugarcane and cattle operations.

Gross profit increased by $13,510,000 or 136.1% for the year ended September 30, 2011 as compared with September 30, 2010, as a result of favorable market pricing and the increase in production of our agricultural products, operating cost reductions and the termination of our vegetable operations in June 2010. See Segment Results below for further discussion of our revenues and expenses from agricultural and non-agricultural operations.

General and Administrative Expenses

General and administrative expenses increased by $294,000 or 3.6% for the year ended September 30, 2012, as compared to the year ended September 30, 2011. The increase was primarily attributable to an increase in salaries of $661,000 which was due to the change in status of our Chief Executive Officer from part-time to full-time and certain bonuses, partially offset by a decrease in professional fees of $431,000 and $64,000 of certain other costs.

Included in general administrative expenses for the years ended September 30, 2012 and 2011 are $350,000 and $341,000 in expenses incurred as a result of the IRS audit and appeals process, respectively, and defense of the shareholder derivative action $605,000 and $456,000, respectively.

General and administrative expenses increased by $1,738,000 or 26.9%, for the year ended September 30, 2011 as compared to September 30, 2010, primarily due to an increase in salaries of $955,000 resulting from additions to the management team, and an increase in professional fees of $743,000. The remaining general and administrative expenses were comparable to fiscal year 2010 expenses.

Interest and Investment Income

Interest and investment income are earned from interest bearing bank accounts and the investment in Magnolia. Interest and investment income, net, increased by $1,472,000 or 107.1% for the year ended September 30, 2012, as compared to the year ended September 30, 2011. During fiscal year 2011, we fully reserved our patronage interest in Farm Credit of Florida totaling $1,685,000; the expense was recorded in interest and investment income.

Interest and investment income decreased by $2,294,000 or 249.6% for the year ended September 30, 2011, as compared with the same period in 2010. The decrease was primarily due to $1,685,000 in patronage interest in Farm Credit of Florida recorded in other assets on our consolidated balance sheets which was fully reserved and a decrease in investment income from Magnolia totaling $481,000 for the period. The allocated surplus was recorded based on the patronage allocation from our participation with Farm Credit of Florida (“Farm Credit”). Because Farm Credit had made no distributions of the surplus during 2010 and subsequently announced in 2011 the indefinite suspension of any future distributions of members’ allocated surplus, we determined that future collections of the allocated surplus were indeterminable. See Item 8. Financial Statements, Note 4. Investments, Deposits and Other Assets in the Notes to Consolidated Financial Statements.

In May 2010, we invested $12,150,000 to obtain a 39% equity interest in Magnolia, a Florida limited liability company that acquires tax certificates issued by various Florida counties. The investment in Magnolia is accounted for in accordance with the equity method in which we record our 39% interest in the reported income or loss of the fund each quarter. For the year ended September 30, 2012, we recorded income of $59,000 as compared to income of $68,000 for the year ended September 30, 2011. See Item 8. Financial Statements, Note 6. Investment in Magnolia Fund in the Notes to Consolidated Financial Statements.

Interest Expense

For the year ended September 30, 2012 interest expense decreased by $404,000 or 20.0% as compared to the year ended September 30, 2011. The decrease in interest expense is primarily due to the reduction of our outstanding debt and, to a lesser extent, a decrease in the weighted average interest rates for the year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011. The weighted average interest rate for the fiscal year ended September 30, 2012 was 2.93% as compared to 2.96% for the fiscal year ended September 30, 2011.

Interest expense decreased by $4,859,000 or 70.6% for the year ended September 30, 2011, as compared to the year ended September 30, 2010. The decrease in interest expense is primarily due to non-recurring costs of $3,400,000 associated with refinancing our long-term debt with Rabo AgriFinance, Inc. (“Rabo”) in September 2010, lower interest rates obtained through the refinancing of our credit facility, and the reduction of outstanding debt. The weighted average interest rate for the year ended September 30, 2011, was 2.96% as compared to 5.29% for the year ended September 30, 2010. See Item 8. Financial Statements, Note 10. Long-Term Debt in the Notes to Consolidated Financial Statements.

Gain on Sale of Real Estate

The sale of two parcels of land in Polk County, FL resulted in pre-tax gains totaling approximately $9,113,000 in fiscal year 2012. We received cash of approximately $9,768,000 for the sale of the Polk County, FL parcels. There were no land sales for the years ended September 30, 2011 and 2010. See Item 8. Financial Statements, Note 7. Property, Building and Equipment, Net in the Notes to Condensed Financial Statements.

Impairment of Real Estate Assets

During fiscal year 2012, we recorded an impairment of $1,918,000 on land sold in Lee County, FL, as the carrying value exceeded the market value. See Item 8. Financial Statements, Note 7. Property, Building and Equipment, Net in the Notes to Consolidated Financial Statements.

No impairments were recorded in fiscal year 2011.

Impairments of $980,000 were recognized and charged to operations during the year ended September 30, 2010. In conducting our evaluations, we reviewed the estimated non-discounted cash flows from each of the properties and obtained independent third party appraisals from a qualified real estate appraiser. Based on this information, we determined that a 291 acre lakefront property in Polk County, Florida had been impaired. The impairment charge was included in other operations at September 30, 2010. See Item 8. Financial Statements, Note. 7 Property, Buildings and Equipment in the Notes to the Consolidated Financial Statements.

Provision for Income Taxes

Income tax expense (benefit) was $10,973,000, $5,430,000 and $(1,201,000) for the years ended September 30, 2012, 2011, and 2010, respectively. Our effective tax rate was 37.2%, 43.3% and (65.8)% for the year ended September 30, 2012, 2011 and 2010, respectively.

Our effective tax rate decreased in fiscal year 2012 to 37.2% as compared to 43.3% in fiscal year 2011 because of the IRS settlement which occurred in fiscal year 2011 which increased the effective tax rate.

Our effective tax rate increased in fiscal year 2011 due to finalizing an agreement to settle all outstanding issues with the IRS and recording the federal and state impacts of the agreement. See Item 8. Financial Statements, Note 12. Income Taxes and Note 18. Subsequent Events in the Notes to Consolidated Financial Statements.

Segment Results of Operations

Operating Revenue

The following table sets forth a comparison of segment operating revenues and gross profit for the three years ended September 30, 2012, 2011 and 2010:

(dollars in thousands )	Year ended September 30,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Difference	% Change	Difference	% Change
Operating revenues
Alico Fruit Company	$48,334	$36,115	$28,896	$12,219	33.9%	$7,219	25.0%
Citrus Groves	55,423	47,088	36,469	8,335	17.7%	10,619	29.2%
Sugarcane	14,442	7,796	4,097	6,646	85.3%	3,699	90.3%
Cattle	5,894	4,613	4,035	1,281	27.8%	578	14.4%
Land leasing and rentals	2,421	2,432	2,357	(11)	(0.5)%	75	3.2%
Other	673	548	3,938	125	22.9%	(3,390)	(86.1)%
Total operating revenue	$127,187	$98,592	$79,792	$28,595	29.0%	$18,800	23.6%

Gross Profit

(dollars in thousand )	Year ended September 30,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Difference	% Change	Difference	% Change
Gross Profit:
Alico Fruit Company	$641	$1,006	$727	$(365)	(36.3)%	$279	38.4%
Citrus Groves	24,428	19,324	10,739	5,104	26.5%	8,585	80.0%
Sugarcane	3,315	962	390	2,353	244.6%	572	146.7%
Cattle	2,706	1,435	263	1,271	88.6%	1,172	445.7%
Land leasing and rentals	1,364	1,212	1,254	152	12.6%	(42)	(3.4)%
Other	(222)	(506)	(3,450)	284	56.1%	2,944	85.4%
Gross Profit	$32,232	$23,433	$9,923	$8,799	37.5%	$13,510	136.1%

Alico Fruit Company

For the year ended September 30, 2012, Alico Fruit’s operations produced revenues of $48,334,000 as compared to $36,115,000 for the year ended September 30, 2011, an increase of $12,219,000 or 33.9%. For the year ended September 30, 2012, fruit sales revenue was $41,319,000 as compared to $30,975,000 for the year ended September 30, 2011, an increase of $10,344,000 or 33.4%. The number of boxes of citrus fruit sold for the year ended September 30, 2012, was 3,235,000 as compared to 3,029,000 boxes for the year ended September 30, 2011, an increase of 206,000 boxes or 6.8%. The average sales price increased to $1.95 per pound solid, an increase of $0.30 or 18.2% as compared to September 30, 2011.

For the year ended September 30, 2012, value-added services revenue was $5,426,000 as compared to $3,183,000 for the year ended September 30, 2011, an increase of $2,243,000 or 70.5%. The number of boxes to which value-added services applied was 3,503,000 for the year ended September 30, 2012 and 1,990,000 boxes for the year ended September 30, 2011, an increase of 1,513,000 boxes or 76.1%.

Gross profit was $641,000 for the year ended September 30, 2012, as compared to $1,006,000 for the year ended September 30, 2011, a decrease of $365,000 or 36.3% which was primarily a result of increases in harvest and haul expenses and additional repair and maintenance incurred.

For the year ended September 30, 2011, Alico Fruit’s operations produced revenues of $36,115,000 as compared to $28,896,000 for the year ended September 30, 2010, an increase of $7,219,000 or 25.0%. For the year ended September 30, 2011, fruit sales revenue was $30,975,000 as compared to $24,332,000 for the year ended September 30, 2010, an increase of $6,643,000 or 27.3%. The number of boxes of citrus fruit sold for the year ended September 30, 2011 was 3,029,000 as compared to 2,839,000 boxes for the year ended September 30, 2010, an increase of 190,000 boxes or 6.7%. The average sales price increased to $1.65 per pound solid, an increase of $0.20 or 13.8% as compared to September 30, 2010.

For the year ended September 30, 2011, value-added services revenue was $3,183,000 as compared to $3,172,000 for the year ended September 30, 2010. The number of boxes to which value-added services applied was 1,990,000 for the year ended September 30, 2011 and 1,751,000 boxes for the year ended September 30, 2010, an increase of 239,000 boxes or 13.7%.

Gross profit was $1,006,000 for the year ended September 30, 2011, as compared to $727,000 for the year ended September 30, 2010, an increase of $279,000 or 38.4% as a result of a favorable market prices and, to a lesser extent, an increase in the number of boxes sold.

Citrus Groves

Fiscal Year 2012 vs Fiscal Year 2011

Revenues in the Citrus Groves segment were $55,423,000 for the year ended September 30, 2012 as compared to $47,088,000 for the year ended September 30, 2011, an increase of $8,335,000 or 17.7%. Gross profits increased by $5,104,000 or 26.5% for the year ended September 30, 2012, as compared to the year ended September 30, 2011. The total number of boxes harvested and the total pound solids were 4,635,000 and 29,070,000 for fiscal year 2012 as compared to 4,062,000 and 24,177,000 for fiscal year 2011, an increase of 573,000 boxes and 4,893,000 total pound solids.

Early and Mid-Season Varieties

Revenues for the Early and Mid-Season Varieties were $24,376,000 for the year ended September 30, 2012, an increase of $4,096,000 or 20.2%, as compared to the year ended September 30, 2011. The increase in revenues was the result of total pound solids increasing to 14,031,000 for the year ended September 30, 2012 as compared to 12,167,000 for the year ended September 30, 2011, an increase of 1,864,000 or 15.4% and a 5.4% increase in the price per pound solids as a result of market supply conditions. The increase in total pound solids of 1,864,000 was the result of an increase in the boxes harvested of 204,000 and the increase in the average pound solids per box of 0.28; average pound solids per box were 6.42 for the year ended September 30, 2012, as compared to 6.14 for the same period in fiscal year 2011, an increase 4.6%.

Valencias

Valencia revenues were $28,314,000 for the year ended September 30, 2012, an increase of $4,010,000 or 16.5% as compared to the year ended September 30, 2011. The increase in revenues was the result of total pounds solid increasing to 15,039,000 for the year ended September 30, 2012 from 11,809,000 for the year ended September 30, 2011, an increase of 3,230,000 or 27.4% for the period, partially offset by a decrease of 8.5% in the price per pound solid as a result of market supply conditions. The increase in total pound solids of 3,230,000 was the result of an increase in the boxes harvested of 380,000 and a 5.0% increase in the average pound solids per box of 6.93 for the year ended September 30, 2012 as compared to 6.60 for the year ended September 30, 2011.

Fiscal Year 2011 vs Fiscal Year 2010

Revenues in the Citrus Groves segment were $47,088,000 for the year ended September 30, 2011 as compared to $36,469,000 year ended September 30, 2010, and increase of 10,619,000 or 29.2%. Gross profits increased by $8,585,000 or 80.0% for the year ended September 30, 2011, as compared to the year ended September 30, 2010. The total number of boxes harvested and the total pound solids during fiscal year 2011 were 4,062,000 and 24,177,000, respectively, as compared to 3,627,000 and 21,635,000 during fiscal year 2010, an increase of 435,000 boxes and 2,542,000 total pound solids.

Early and Mid-Season Varieties

Revenues for the Early and Mid-Season Varieties were $20,280,000 for the year ended September 30, 2011, an increase of 3,903,000 or 23.8% as compared to the year ended September 30, 2010. The increase in revenues was the result of total pound solids increasing to 12,166,000 for the year ended September 30, 2011 as compared to 11,056,000 for the year ended September 30, 2010, an increase of 1,111,000 or 10.1% and a 12.7% increase in the price per pound solids as a result of market conditions. The increase in the total pound solids of 1,111,000 was the result of an increase in boxes harvested of 185,000. The average pound solids per box were constant year-over-year.

Valencias

Valencia revenues were $24,303,000 for the year ended September 30, 2011, an increase of $6,658,000 or 37.8% as compared to the year ended September 30, 2010. The increase in revenues was the result of total pound solids increasing to 11,809,000 for the year ended September 30, 2011 as compared to 10,419,000 for the year ended September 30, 2010, an increase of 1,390,000 or 13.4% for the period and a 21.5% increase in price per pound solids due to market conditions. The increase in total pound solids of 1,390,000 was the result of an increase in the boxes harvested of 233,000 for the period. The average pound solids per box were constant year-over-year at approximately 6.60.

Sugarcane

Sugarcane revenues increased by $6,649,000 or 85.3% for the year ended September 30, 2012, as compared to the year ended September 30, 2011. The gross profit for the year ended September 30, 2012 was $3,315,000 as compared to $962,000 for the year ended September 30, 2011, an increase of $2,353,000 or 244.6%. The increase in revenue and gross profit year-over-year was the result of an increase in production from harvesting approximately 4,000 additional acres which were planted during fiscal year 2011 and favorable market prices received for sugarcane. Standard tons of sugarcane harvested were approximately 339,000 and 205,000 for the years ended September 30, 2012 and 2011, respectively, an increase of 134,000 standard tons or 65.4% for the comparable periods. Sugarcane prices increased by 11.1% for the year ended September 30, 2012, as compared to the year ended September 30, 2011. For the 2011- 2012 harvest season we had 9,634 sugarcane producing acres as compared to 6,432 producing acres for the 2010-2011 harvest season, a net increase of 3,202 acres or 49.8%.

Sugarcane revenue increased by $3,699,000 or 90.3% for the year ended September 30, 2011, as compared with the same period in 2010. The gross profit for the year ended September 30, 2011 was $962,000 as compared with $390,000 for year ended September 30, 2010, an increase of $572,000 or 146.7%. The increase in revenues and gross profit was attributable to favorable market prices received for sugarcane and the increase in sugarcane production from the additional 4,000 acres planted as a result of the replanting efforts which began in fiscal 2010. Sugarcane prices increased by 11.6% for the year ended September 30, 2011, as compared with same period of 2010. Net standard tons of sugarcane harvested were approximately 205,000 and 119,000 for the year ended September 30, 2011, and 2010, respectively, an increase of 72.3%.

Cattle

Revenues from Cattle operations were $5,894,000 for the year ended September 30, 2012, as compared to $4,613,000 for the year ended September 30, 2011, an increase of $1,281,000 or 27.8%. Gross profit from our Cattle operations increased by 88.6% for the year ended September 30, 2012, as compared to the year ended September 30, 2011. The increase in revenues and gross profit were due primarily to the increase in market prices for cattle and, to a lesser extent, the increase in the number of pounds sold. For the fiscal years ended September 30, 2012 and 2011, respectively, the total pounds of beef sold were 4,115,000 and 3,946,000, an increase of 169,000 pounds or 4.3% and the average price received per pound sold was $1.43 and $1.16, an increase of $0.27 or 23.3%.

Revenues from Cattle operations were $4,613,000 and $4,035,000 for the years ended September 30, 2011, and 2010, respectively, an increase of $578,000 or 14.3%. Gross profit from our Cattle operations increased by $1,172,000 or 445.7% year-over-year. The increase was due to favorable market pricing and the reduction of operating expenses of $594,000. The total pounds of beef sold were 3,946,000 and 4,193,000, a decrease of 247,000 or 5.9%; however, the average price received per pound sold was $1.16 and $0.95, an increase of $0.21 or 22.1% for the year ended September 30, 2011, and 2010, respectively.

Land leasing

We lease land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $2,421,000, $2,432,000 and $2,357,000 for the years ended September 30, 2012, 2011 and 2010, respectively, resulting in gross profits of $1,364,000 $1,212,000 and $1,254,000. Gross profits increased by 12.6% for the year ended September 30, 2012 as compared to the same period in 2011 due to lower costs incurred during fiscal year 2012. Gross profit was constant for fiscal years 2011 and 2010. We are currently pursuing additional leases for our improved farm land.

Other

Other includes sod production and the sale of native plants to local landscaping companies, vegetables sales, mining royalties and real estate. The sale of sod and native plants and mining royalties are not significant to our financial position, results of operations or cash flows. Included in Other for the year ended September 30, 2010 was revenue from the sale of vegetables of $3,513,000; however, due to certain unfavorable weather events, we incurred a gross loss of $1,843,000 on vegetable operations for the period. As a result of continued losses, we terminated our vegetable operations during the third quarter of fiscal 2010 and redeployed the acreage and equipment to our other operating divisions as appropriate. The termination of vegetable farming and redeployment of assets resulted favorably on our results of operations and cash flows in fiscal year 2011.

Liquidity and Capital Resources

(dollars in thousands)	September 30
	2012	2011	2010
Cash & cash equivalents	$15,828	$1,336	$10,926
Investments	$257	$989	$1,439
Total current assets	$51,467	$29,181	$37,441
Current liabilities	$17,148	$11,827	$7,912
Working capital	$34,319	$17,354	$29,529
Total assets	$185,083	$180,035	$188,817
Notes payable	$39,900	$57,158	$73,460
Current ratio	3:00:1	2.47:1	4.73:1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital and capital expenditure requirements for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at September 30, 2012. See Item 8. Financial Statements, Note 10. Long-Term Debt in the Notes to the Consolidated Financial Statements.

As of September 30, 2012, we had cash and cash equivalents of $15,828,000 as compared with, $1,336,000 as of September 30, 2011, an increase of $14,492,000. The increase in cash and cash equivalents is primarily due to the positive cash flow from operations, the pay down of the RLOC, the sale of real estate in Polk County, FL resulting in cash received of $9,768,000 and the sale of two parcels of property in Lee County, FL on July 25, 2012 resulting in cash received of $7,449,000. We also received a $2,500,000 deposit for two additional parcels in Lee County, FL that was classified as restricted cash on our Consolidated Balance Sheet at September 30, 2012. The closing for the two parcels was on October 3, 2012. See Item 8. Financial Statements, Note 7. Property, Buildings and Equipment, Net in the Notes to the Consolidated Financial Statements.

We use a cash management program with Rabobank designed to minimize the outstanding balance on the RLOC. Our various Rabobank accounts are swept daily into a concentration account. Prior to August 2, 2012, we maintained a target balance of $250,000 in the concentration account on a daily basis. Any balances in excess of the target balance were automatically applied to pay down the RLOC. In the event that the concentrated balances fell below the target, a draw on the line would be automatically initiated, to maintain the target balance.

There has been no outstanding balance on the RLOC since August 2, 2012, and, as a result, we have modified the arrangement with Rabobank regarding the functioning of the program. We increased the maximum concentrated balance from $250,000 to $20,000,000 to effectively suspend the principal payments to the RLOC. Borrowings on the RLOC are not initiated unless the concentrated balance falls below $250,000.

The target balances may be amended from time to time based on circumstances and subject to Rabobank approval.

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

The term loan and RLOC with Rabobank were initiated in September 2010 to refinance previously outstanding debt. Under the terms of the refinance, we settled our previous term loan and RLOC with Farm Credit. Closing costs of $1,202,000 consisting of document stamps, loan origination fees, and legal and appraisal fees were capitalized and are being amortized over the term of the loans.

The IRS examined the returns of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. We contested issues raised by the IRS during the examinations and pursued resolution through the IRS Appeals process. On May 16, 2012,we finalized an agreement to settle all outstanding issues. All Federal penalties were waived. Federal taxes and interest paid to the IRS as a result of the settlement totaled $613,000 and $225,000, respectively. All Federal penalties were waived. State tax and interest of approximately $323,000 and were paid on October 3, 2012. We have additional pending state interest and penalties totaling $149,000 outstanding as a result of the final settlement amount which were accrued at year end. See Item 8. Financial Statements, Note 18. Subsequent Events in the Notes to the Consolidated Financial Statements.

On September 6, 2012, we reached an agreement with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, to sell a conservation easement on approximately 11,600 acres of property located in Hendry County, Florida for approximately $20,700,000 and expect to generate a $19,500,000 capital gain on the agreement which will be used against our $48,500,000 capital loss carryforward from the sale of the Lee County, Florida properties which closed on July 25, 2012 and October 3, 2012. We expect to finalize the sale of the easement in fiscal year 2013. The easement agreement states that the property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetland and for the conservation of natural resources.

Net Cash Provided By Operating Activities

Net cash flows provided by operating activities were $23,634,000 for the year ended September 30, 2012 which compared favorably to cash provided by operating activities of $16,747,000 for year ended September 30, 2011. The change in cash provided by operating activities was due to the following changes in working capital accounts: (i) increase in inventories of $4,917,000 was primarily due to additional sugarcane acres planted, and (ii) increase in accounts payable and accrued expenses of $2,499,000 increased due to costs related to the additional plantings of sugarcane and the timing of year- end bonuses. We had an increase in net income of $11,392,000 year-over-year excluding property sales which are included in Net Cash Used In Investing Activities in addition to non-cash charges for depreciation and amortization of $8,429,000 and deferred income taxes of $6,005,000.

Net cash flows provided by operating activities were $16,747,000 for the year ended September 30, 2011 which compared favorably to cash provided by operating activities of $7,113,000 for year ended September 30, 2010. The change in cash provided by operating activities was due to changes in our working capital accounts: (i) an increase in inventories of $3,772,000 due to additional sugarcane acres planted and, to a lesser extent, additional citrus acres being planted for the 2010-2011 crop year; (ii) a decrease in accounts receivable of $1,230,000 due the timing of collections in 2011; (iii) an increase in accounts payable and accrued expenses of $1,772,000 due to costs related to the additional plantings of sugarcane and citrus; and (iv) an increase in net income of $7,720,000 year-over-year.

During fiscal year 2010, we impaired one parcel of real estate in Polk County, Florida resulting in a non-cash charge totaling $980,000 and received a cash income tax refund of $4,800,000 from a net operating loss carryback which resulted from a prior IRS examination settlement.

Net Cash Provided By (Used In) Investing Activities

Cash provided by (used in) investing activities for the years ended September 30, 2012 and 2011 was $7,678,000 and $(8,093,000), respectively. The increase in cash provided by investing activities is primarily due to the (i) proceeds received from the sale of property in Polk County, Florida totaling $9,768,000 and Lee County, Florida of $7,449,000, (ii) the return on the investment in Magnolia of $4,735,000 and (iii) an increase in real estate deposits of $2,500,000. Capital expenditures in fiscal year 2012 totaled $15,921,000 which included $6,053,000 for expanding approximately 4000 acres of native pasture land into improved farmland for sugarcane and $4,443,000 for replanting, $1,562,000 for citrus plantings, $1,053,000 for real estate, $743,000 for cattle and $2,067,000 for certain other capital expenditures. We anticipate our capital expenditures, which include sugarcane plantings, citrus tree replantings, equipment purchases and purchasing cattle for breeding purposes to be approximately $15,000,000 for fiscal year 2013.

Cash used in investing activities for the years ended September 30, 2011 and 2010 was $8,093,000 and $6,669,000, respectively. The increase in cash used in investing activities is primarily due to capital expenditures in fiscal year 2011 of $12,265,000, which included the purchase of our new office building on March 8, 2011, and related improvements totaling $2,869,000. Other capital expenditures during fiscal year 2011 included $4,299,000 for sugarcane planting, $1,527,000 for citrus plantings, $1,299,000 for cattle and $2,271,000 for certain other capital expenditures. During fiscal year 2010 capital expenditures were $8,203,000 which included $3,400,000 for the expansion of an additional 4,000 acres of native pasture into improved farmland for sugarcane, $1,273,000 for citrus plantings, $1,260,000 for cattle and $2,270,000 for certain other capital expenditures.

In fiscal year 2011 we received approximately $2,484,000 as a return on our investment in Magnolia. During fiscal year 2010 we received proceeds from the sale of certain other investments totaling $6,723,000 and proceeds from the surrender of insurance policies of $5,704,000. See Item 8. Financial Statements, Note 6. Investment in Magnolia Fund in the Notes to the Consolidated Financial Statements.

We restructured the funding program for the Management Security Retirement Plan (“MSRP”) in September 2010. As a result of the restructuring, we surrendered certain life insurance policies and received $5,704,000 in cash surrender value payments. The MSP plan is a non-qualified retirement plan. MSP obligations are unfunded.

Net Cash Used In Financing Activities

Cash used in financing activities was $19,320,000, $18,244,000 and $8,312,000 for the years ended September 30, 2012, 2011 and 2010, respectively. The cash used in financing activities during fiscal year 2012 was primarily from net repayments on debt of $17,258,000 which included $13,979,000 on the RLOC and $3,279,000 on notes payables. At September 30, 2012, there was no outstanding balance on the RLOC.

The cash used in financing activities during 2011 included net repayments of debt of $16,302,000 which included repayments of $15,021,000 on the RLOC and $1,281,000 on notes payable. Net repayments on borrowings were $5,468,000 during the year ended September 30, 2010.

In September 2010, we refinanced our term loan and revolving line of credit with Farm Credit. As a result of the refinancing, approximately $3,407,000 of additional financing expense was recognized during the fourth quarter of 2010, consisting of previously unamortized loan origination fees of $313,000 and prepayment penalties of $3,094,000. Loan origination fees of $1,202,000 were paid to Rabo as a result of the refinancing, and are being amortized over the 10 year term of the agreement.

In accordance with the 2008 Plan, the Board of Directors may grant common stock to certain members of the board for their service and restricted stock grants to executives and repurchase up to 350,000 shares of our common stock. At September 30, 2012, we may purchase an additional 260,422 shares in accordance with the 2008 Plan. We purchased 12,332 shares on the open market at an average price of $24.12, 48,280 shares in the open market at an average price of $24.96 and 23,466 shares in the open market at an average price of $26.74 per share during the years ended September 30, 2012, 2011 and 2010, respectively. The cost of the treasury shares purchased was $298,000 $1,205,000, $628,000 for the years ended September 30, 2012, 2011 and 2010, respectively. See Item 5 Issuer Repurchase of Equity Securities and Item 8. Financial Statements, Note 11. Treasury Shares in the Notes to the Consolidated Financial Statements.

We declared dividends of $0.24 per share, $0.12 per share and $0.10 per share during the years ended September 30, 2012, 2011 and 2010, respectively. The cash payment of dividends was $1,764,000, $737,000 and $1,014,000 for the years ended September 30, 2012, 2011, and 2010, respectively.

Contractual Obligations and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements.

The following table presents our significant contractual obligations and commercial commitments on an undiscounted basis at September 30, 2012 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by Period
	(dollars in thousands)
Contractual obligations	Total	<1 year	1 - 3 years	3 – 5 (1) years	5 + years
Long-term debt(2)	$39,900	$3,267	$4,633	$4,000	$28,000
Interest on long-term debt(3)	6,719	1,106	1,887	1,656	2,070
Citrus purchase contracts	22,937	13,688	6,184	3,065	—
Retirement benefits	4,098	303	688	718	2,389
Leases	2,246	609	1,076	561	—

Total	$75,900	$18,973	$14,468	$10,000	$32,459

(1)	Includes years 4 and 5 only
(2)	On October 10, 2012, we paid in full the Farm Credit mortgage note principal of $1,860,000. See Item 8. Financial Statements and Schedules, Note 10. Long Term Debt in the Notes to Consolidated Financial Statements and Note 18. Subsequent Events.
(3)	Interest is estimated on our long-term debt at the following rates: 2.76% for the Rabo term loan and revolving line of credit and 6.68% for the Farm Credit Mortgage. See Item 8. Financial Statements and Schedules, Note 10. Long Term Debt in the Notes to Consolidated Financial Statements.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit Company, enters into contracts for the purchase of citrus fruit during the normal course of its business. The obligations under these purchase agreements totaled $22,937,000 at September 30, 2012 for delivery in fiscal years 2013, 2014 and 2015. Alico Fruit’s management currently believes that all committed purchase quantities can be sold at cost or higher.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 100 basis points on our long-term debt would have resulted in additional interest expense of approximately $235,000 and a decrease in our net income of $90,000 for the year ended September 30, 2012.

Item 8. Financial Statements and Supplementary Data.

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 5, 2012, expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
Charlotte, North Carolina
December 5, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2012, and our report dated December 5, 2012 expressed an unqualified opinion.

/s/ McGladrey LLP
Charlotte, North Carolina
December 5, 2012

ALICO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

	September 30
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,328	$1,336
Restricted cash	2,500	—
Investments	257	989
Accounts receivable, net of an allowance for doubtful accounts $13 in 2012 and $103 in 2011, respectively	3,071	2,928
Income taxes receivable	1,327	699
Inventories	27,290	22,373
Assets held for sale	2,475	—
Other current assets	1,219	856

Total current assets	51,467	29,181
Mortgages and notes receivable, net of current portion	42	75
Investment in Magnolia Fund	5,607	10,283
Investments, deposits and other non-current assets	2,103	2,220
Deferred income taxes	2,168	8,672
Cash surrender value of life insurance	862	824
Property, buildings and equipment, net	122,834	128,780

Total assets	$185,083	$180,035

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,929	$2,946
Long-term debt, current portion	3,267	3,279
Accrued expenses	2,488	1,719
Income taxes payable	484	—
Dividend payable	883	882
Accrued ad valorem taxes	1,685	1,938
Other current liabilities	3,412	1,063

Total current liabilities	17,148	11,827
Long-term debt, net of current portion	36,633	53,879
Deferred retirement benefits, net of current portion	3,756	3,667

Total liabilities	57,537	69,373
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	—	—
Common stock, $1 par value. Authorized 15,000,000 shares; 7,377,106 shares issued and 7,353,871 and 7,342,513 shares outstanding at September 30, 2012 and 2011, respectively	7,377	7,377
Additional paid in capital	9,053	9,212
Treasury stock at cost, 23,235 and 34,593 shares held at September 30, 2012 and 2011, respectively	(543)	(862)
Retained earnings	111,659	94,935

Total stockholders’ equity	127,546	110,662

Total liabilities and stockholders’ equity	$185,083	$180,035

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30
	2012	2011	2010

Operating revenues:
Citrus Groves	$55,423	$47,088	$36,469
Agricultural Supply Chain Management	48,334	36,115	28,896
Improved Farmland	15,316	8,642	4,992
Ranch and Conservation	7,348	6,015	5,332
Other Operations	766	732	4,103

Total operating revenues	127,187	98,592	79,792

Operating expenses:
Citrus Groves	30,995	27,764	25,730
Agricultural Supply Chain Management	47,693	35,109	28,169
Improved Farmland	11,574	7,343	4,133
Ranch and Conservation	3,497	3,640	4,322
Other Operations	1,196	1,303	7,515

Total operating expenses	94,955	75,159	69,869

Gross profit	32,232	23,433	9,923
Corporate general and administrative	8,490	8,196	6,458

Income from operations	23,742	15,237	3,465
Other (expenses) income:
Interest and investment income (loss), net	97	(1,375)	919
Interest expense	(1,616)	(2,020)	(6,879)
Other income, net	44	685	671
Gain on sale of real estate	9,113	—	—
Impairment on assets held for sale	(1,918)	—	—

Total other income (expenses), net	5,720	(2,710)	(5,289)
Income (loss) before income tax expense (benefit)	29,462	12,527	(1,824)
Income tax expense (benefit)	10,973	5,430	(1,201)

Net income (loss)	$18,489	$7,097	$(623)

Weighted-average number of shares outstanding
Basic	7,355	7,363	7,374

Diluted	7,355	7,363	7,374

Earnings (loss) per common share
Basic	$2.51	$0.96	$(0.08)
Diluted	$2.51	$0.96	$(0.08)
Cash dividends declared per common share	$0.24	$0.12	$0.10

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid in Capital	Treasury Stock at cost	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total

Balance at September 30, 2009	7,377	$7,377	$9,480	$(52)	$3	$90,068	$106,876

Comprehensive loss:
Net loss	—	—	—	—	—	(623)	(623)
Reclassification of amounts realized in net income	—	—	—	—	(3)	—	(3)

Total comprehensive loss:	—	—	—	—	—	—	(626)

Stock issuances	2	2	48	—	—		50
Dividends	—	—	—	—	—	(725)	(725)
Treasury stock purchases	—	—	—	(628)	—		(628)
Stock based compensation
– Directors	—	—	(20)	444	—		424
– Employee	—	—	(198)	64	—		(134)

Balance at September 30, 2010	7,379	7,379	9,310	(172)	—	88,720	105,237

Net income	—	—	—	—	—	7,097	7,097
Stock retirements	(2)	(2)	(48)	50	—	—	—
Dividends	—	—	—	—	—	(882)	(882)
Treasury stock purchases	—	—	—	(1,205)	—	—	(1,205)
Stock based compensation
– Directors	—	—	(7)	441	—	—	434
– Employee	—	—	(43)	24	—	—	(19)

Balance at September 30, 2011	7,377	7,377	9,212	(862)	—	94,935	110,662
Net income	—	—	—	—	—	18,489	18,489
Dividends	—	—	—	—	—	(1,765)	(1,765)
Treasury stock purchases	—	—	—	(298)	—	—	(298)
Stock based compensation
– Directors	—	—	(104)	589	—	—	485
– Employee	—	—	(55)	28	—	—	(27)

Balance at September 30, 2012	7,377	$7,377	$9,053	$(543)	$—	$111,659	$127,546

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended September 30
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$18,489	$7,097	$(623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,429	7,327	7,221
Allowance for cooperative allocated surplus	—	1,685	—
Non-cash gains and losses	(288)	(60)	(663)
Magnolia fund undistributed earnings	(59)	(68)	(549)
Deferred income tax expense, net	6,005	563	(259)
Deferred retirement benefits	89	178	269
Gain on sale of property and equipment, net	(8,800)	—	—
Asset impairments	1,918	—	980
Stock based compensation	458	415	353
Changes in operating assets and liabilities:
Accounts receivable	(143)	1,230	(2,627)
Inventories	(4,917)	(3,772)	136
Accounts payable and accrued expenses	2,499	1,772	(1,087)
Income taxes payable/receivable	(144)	373	4,922
Other	98	7	(960)
Net cash provided by operating activities	23,634	16,747	7,113
Cash flows from investing activities:
Purchases of property and equipment	(15,921)	(12,265)	(8,203)
Increase in restricted cash	(2,500)	—	—
Proceeds from surrender of insurance policies	—	—	5,704
Proceeds from disposals of property and equipment	18,095	1,221	1,171
Purchases of investments	—	(32)	(12,149)
Proceeds from the sales of investments	732	450	6,723
Return on investment in the Magnolia Fund	4,735	2,484	—
Collection of mortgages and notes receivable	37	49	85
Real estate deposits	2,500	—	—
Net cash provided by (used for) investing activities	7,678	(8,093)	(6,669)
Cash flows from financing activities:
Treasury stock purchases	(298)	(1,205)	(628)
Proceeds from notes payable	—	—	40,000
Principal payment of notes payable	(3,279)	(1,281)	(47,127)
Borrowings on revolving line of credit	127,319	15,083	90,862
Repayments on revolving line of credit	(141,298)	(30,104)	(89,203)
Loan origination fees	—	—	(1,202)
Dividends paid	(1,764)	(737)	(1,014)
Net cash used for financing activities	(19,320)	(18,244)	(8,312)

Net increase (decrease) in cash and cash equivalents	11,992	(9,590)	(7,868)
Cash and cash equivalents at beginning of year	1,336	10,926	18,794

Cash and cash equivalents at end of year	$13,328	$1,336	$10,926

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$1,685	$1,925	$4,641

Cash paid for income taxes, including related interest	$5,142	$4,495	$—
Non-cash investing activities:
Reclassification of breeding herd to property and equipment	$—	$—	$557

Reclassification of foreclosed mortgage to property and equipment	$—	$—	$5,950

See accompanying Notes to Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012, 2011 and 2010

Note 1. Nature of Operations

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) are an agribusiness and land management company. The Company owns approximately 130,400 acres of land in five Florida Counties (Collier, Glades, Hendry, Lee and Polk); and in addition to principal lines of business in citrus groves, improved farmland including sugar cane, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Note 2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidations

The audited consolidated financial statements include the accounts of Alico, Inc., and its wholly owned subsidiaries. The audited consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows of Alico, Inc. and its wholly-owned subsidiaries. The Company’s subsidiaries include: Alico Land Development, Inc. (“ALDI”), Agri-Insurance Company, Ltd. (“Agri-Insurance”), Alico-Agri, Ltd., Alico Plant World, LLC and Alico Fruit Company, LLC (“Alico Fruit”)(formerly Bowen Bother Fruit Company, LLC”). Agri-Insurance was liquidated in September 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company considers the criteria established under FASB ASC 810, Consolidations in its consolidation process. These audited consolidated financial statements should be read in conjunction with the notes thereto included in this Annual Report.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal year 2012 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

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

Revenue Recognition

Revenue from agricultural crops is recognized at the time the crop is harvested and delivered to the customer. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenue can be significant and can be either positive or negative. During the periods presented in this report, no material adjustments were made to the reported revenues of Alico’s crops.

Alico recognizes revenue from cattle sales at the time the cattle are delivered.

Alico Fruit’s operations primarily consist of providing supply chain management services to Alico, as well as to other citrus growers and processors in the State of Florida. Alico Fruit also purchases and resells citrus fruit; in these transactions, Alico Fruit (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Therefore, Alico Fruit recognizes revenue based on the gross amounts due from customers for its marketing activities. Supply chain management services revenues are recognized when the services are performed.

Cash and Cash Equivalents

Cash includes cash on hand, bank demand accounts and money market accounts having original maturities at acquisition date of 90 days or less. At various times throughout the year and at September 30, 2012, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances, and believes credit risk to be minimal.

Restricted cash

Restricted cash of $2,500,000 relates to a deposit for a contract entered into for the sale of land. Restricted cash is included in current assets based on the contractual term for the release of the restriction. The closing of sale of the property was on October 3, 2012, the cash was released from restricted cash to cash. See Note 7. Property, Buildings and Equipment, Net and Note 18. Subsequent Events.

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

Major Customers

For the year ended September 30, 2012, our largest customers were Florida Orange Marketers, Inc. and Louis Dreyfus with 18% and 23% of operating revenues, respectively. United States Sugar Corporation, (“USSC”) and its wholly owned subsidiary Southern Gardens, accounted for 11% of operating revenue. Since the inception of its sugarcane program in 1988, the Company has sold 100% of its product to USSC, a local Florida sugar mill. Due to the location of the Company’s sugarcane fields relative to the location of alternative processing plants, the loss of USSC as a customer would have a material adverse effect on the Company’s sugarcane operations. Alico sold citrus products to Southern Gardens during the fiscal years 2011 and 2010, however; the Company did not sell citrus products to them in fiscal 2012.

Revenues and receivables from the Company’s major customers are as follows for the years ended September 30, 2012, 2011 and 2010:

(dollars in thousands)	Accounts receivable		Revenue			% of Total Revenue
	2012	2011	2012	2011	2010	2012	2011	2010
USSC	$1,970	$1,180	$14,442	$7,796	$4,097	11%	8%	5%
Southern Gardens	$—	$—	$—	$19,950	$14,471	—%	20%	18%
Florida Orange Marketers, Inc.	$—	$—	$22,219	$17,743	$14,362	18%	18%	18%
Citrosuco North America, Inc.	$—	$—	$18,895	$17,416	$4,468	15%	18%	6%
Louis Dreyfus	$—	$—	$29,344	$12,069	$3,844	23%	12%	5%
Cutrale Citrus Juice	$—	$—	$13,156	$3,507	$17,509	10%	4%	22%

Real Estate

In recognizing revenue from land sales, Alico applies specific sales recognition criteria to determine when land sales revenue can be recorded. For example, in order to fully recognize a gain resulting from a real estate transaction, the sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold. When these criteria are not met the Company recognizes gain proportionate to collections utilizing either the installment method or deposit method as appropriate.

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

Inventories

The costs of growing crops are capitalized into inventory until the time of harvest. Such costs are expensed when the crops are harvested and are recorded in citrus groves management and improved farmland management operating expenses in the Statement of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus and sugarcane crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1, through the Balance Sheet date. See Note 5. Inventories.

Property, Buildings and Equipment

Property, buildings and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Costs related to the development of citrus groves through planting of trees are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets.

The estimated useful life for property, buildings and equipment is as follows:

Breeding herd	6-7 years
Buildings	10-40 years
Citrus trees	25 years
Sugarcane plantings	3 years
Equipment and other facilities	3-20 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets over the remaining lives of the assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. See Note 7. Property, Building and Equipment for further discussion.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest and/or penalties in income tax expense.

Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and restricted stock unless the effect is anti-dilutive. There were no stock options outstanding at September 30, 2012, 2011 and 2010. The non-vested restricted shares entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of basic earnings per share.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes both net income or loss and other comprehensive income or loss. Items included in other comprehensive income or losses are classified based on their nature. The total of other comprehensive income or loss for a period has been transferred to an equity account.

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

The Company maintains a stock incentive plan whereby awards may be granted to executives in various forms including restricted shares of the Company’s common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.

Total stock-based compensation expense recognized on the Consolidated Statements of Operations for the three years ended September 30, 2012 in other operations and general and administrative expense was as follows:

(dollars in thousands)
Restricted stock expense	2012	2011	2010
Executives	$(27)	$(19)	$(83)
Board Of Directors	485	434	436

Total restricted stock expense	$458	$415	$353

The Company is recognizing compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award. At September 30, 2012, there were no unvested restricted stock awards outstanding.

For the year ended September 30, 2012, the Company issued 22,587 shares to Directors under the 2008 Plan at a weighted average fair value of $26.06 per share that vested immediately. Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations in general and administrative expense was $485,000 and $434,000 and $436,000 for the years ended September 30, 2012, 2011 and 2010. There are 279,566 shares eligible for grant under the 2008 Plan. There are 170,063 nonvested restricted shares awarded at September 30, 2012.

No stock options were granted in fiscal 2012, 2011 or 2010.

Variable Interest and Equity Method Investments

The Company evaluates investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether Alico is the primary beneficiary of the investee. Investments held not meeting the above criteria are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the balance sheet and as a non-operating item in the income statement. The Company accounts for its investment in Magnolia in accordance with the equity method. See Note 6. Investment in Magnolia.

Recent Accounting Pronouncement

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

The adoption of ASU 2011-12 will not have a material impact on our financial position, results of operations and cash flows as it only affects financial statement presentation and is a deferral of ASU 2011-05.

The Company does not believe that any recently issued but not effective accounting standards, if currently adopted, would have a material effect on its financial position, results of operations or cash flows.

Note 3. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, certificates of deposits, accounts receivable, accounts payable and accrued expenses at September 30, 2012 and 2011, approximate fair value because of the immediate or short term maturity of these items. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to assets held at 2012, 2011 and 2010.

Alico uses third party service providers to assist in the evaluation of its investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.5% at September 30, 2012 and 2011.

The Company evaluates its properties for impairment using the three-tier fair value hierarchy. During the year ended September 30, 2012, the Company recorded an impairment charge of $1,918,000 for property that was held for sale in Lee County, Florida, the impairment was based on the negotiated sales price with a third party for the property, a Level 2 input. During the fiscal year ended September 30, 2010, an impairment charge of $980,000 was recorded for property located in Polk County, Florida, which was determined by a third party appraisal of the property, a Level 2 input. See Note 7. Property, Buildings and Equipment, Net.

Note 4. Investments, deposits and other assets

Investments, deposits and other assets consist of the following:

(dollars in thousands)	September 30, 2012			September 30, 2011
	Current	Non-current	Total	Current	Non-current	Total
Certificates of deposit	$257	$—	$257	$989	$120	$1,109
Loan origination fees	—	956	956	—	1,075	1,075
Stock in agricultural cooperatives	—	517	517	—	560	560
Deposits	—	352	352	—	263	263
Water Permits	—	243	243	—	162	162
Other	—	35	35	—	40	40

Total	$257	$2,103	$2,360	$989	$2,220	$3,209

Realized gains and losses on the disposition of securities and recognition of the full reserve of the patronage allocation with Farm Credit were charged to interest and investment income and include the following:

(dollars in thousands)	Fiscal year ended September 30
	2012	2011	2010
Realized gains	$8	$139	$281
Realized losses (a)	—	(1,685)	(40)

Net gain (loss)	$8	$(1,546)	$241

a)	During the second quarter of 2011, the Company fully reserved $1,685,000 in cooperative allocated surplus it had recorded based on its patronage allocation with Farm Credit.

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

Farm Credit announced in 2011 the indefinite suspension of any future distributions of members’ allocated surplus; therefore, the Company determined that the entire amount was uncollectible as no future revolvement plan has been established. The full reserve of $1,685,000 is included in interest and investment income, net, in the accompanying consolidated statement of operations for fiscal year 2011.

Note 5. Inventories

Inventories consist of the following at September 30, 2012 and 2011:

(dollars in thousands)	2012	2011
Unharvested fruit crop on trees	$16,176	$14,050
Unharvested sugarcane	10,185	7,320
Beef cattle	768	791
Other	161	212

Total inventories	$27,290	$22,373

The Company records its inventory at the lower of cost or net realizable value. For the years ended September 30, 2012, 2011 and 2010, the Company did not record any adjustments to reduce inventory to net realizable value.

Note 6. Investment in Magnolia Fund

In May 2010, Alico invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have property tax delinquencies. In Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first priority lien position. Magnolia began the tax deed application process in July 2012 as the two year time frame on certain certificates had been reached. The tax deed application requires all other outstanding liens to be redeemed as well.

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

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the September 30, 2012, unaudited internal financial statements of Magnolia, Alico recorded net investment income of $59,000 for the year ended September 30, 2012, $68,000 for the year ended September 30, 2011 and $549,000 for the year ended September 30, 2010. Magnolia made certain distributions during the year ended September 30, 2012 and 2011; the Company’s share of those distributions was approximately $4,735,000 and $2,485,000, respectively.

Note 7. Property, Buildings and Equipment, Net

Property, buildings and equipment, net consist of the following at September 30, 2012 and 2011:

(dollars in thousands)	2012	2011
Breeding herd	$10,062	$10,799
Buildings	10,975	10,925
Citrus trees	33,164	35,939
Sugarcane	12,617	10,462
Equipment and other facilities	42,043	40,708

Total depreciable properties	108,861	108,833
Less accumulated depreciation and depletion	65,220	65,104

Net depreciable properties	43,641	43,729

Land and land improvements	79,193	85,051

Net property, buildings and equipment	$122,834	$128,780

Depreciation expense for property, buildings and equipment was $8,429,000, $7,291,000 and $6,692,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Lee County, Florida Properties

The Company’s management committed to a plan to sell the Lee County Properties and actively locate a buyer, thereby meeting the criteria for assets held for sale. The Company’s plan to sell the Lee County Properties triggered the impairment evaluation. The fair value was determined based upon a Level 2 input in accordance with the fair value three-tier hierarchy, specifically on a negotiated sales price with a third party. The Company recorded an impairment of $1,918,000 on the property as the carrying value exceeded the market value, and the impairment charge is included in the Consolidated Statement of Operations for the fiscal year ended September 30, 2012.

The sale was finalized in separate closing on July 25, 2012 and October 3, 2012. The Company received $7,500,000 from the sale on July 25, 2012, of which we received $7,349,000 in net cash after certain expenses and taxes.

The two parcels which closed on October 3, 2012 are included in assets held for sale on the Consolidated Balance Sheet at September 30, 2012 totaling $2,475,000. The Company received a deposit for the parcels of $2,500,000 which is included in restricted cash and other current liabilities on the Consolidated Balance Sheet at September 30, 2012. See Note 18. Subsequent Events.

Polk County, Florida Properties

The sales contracts for two parcels of land in Polk County, Florida closed during June 2012. The sale of the Polk County parcels totaled $10,122,000. The Company received cash of $9,768,000, of which $8,747,000 was held in an escrow account by a third party in accordance with an assignment agreement while potential like kind exchange were considered which would qualify for tax-deferral treatment in accordance with Internal Revenue Code §1031. No properties were identified for a like kind exchange, and the funds were remitted to the Company on July 31, 2012. The sale of the two parcels resulted in pre-tax gains totaling $9,113,000 which is included in the gain on sale of real estate in the Condensed Consolidated Statement of Operations.

The first parcel of land totaled 3,630 acres. The sales price was $9,077,000 or $2,500 per acre. The sales contract closed on June 14, 2012, with the deed and possession delivered to Ben Hill Griffin III. We received $8,747,000 in cash for the sale.

The second parcel of land totaled 380 acres for which we received $1,020,000 in cash. The sales price was $1,045,000 or $2,750 per acre. The sales contract closed on June 20, 2012, with deed and possession delivered to Ben Hill Griffin Inc. See Note13. Related Party Transactions.

Due to the continued pressure on market prices of real estate in Florida, the Company evaluated several of its properties for impairment at September 30, 2012, 2011 and 2010. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties or obtained independent third party appraisals from a qualified real estate appraiser. Impairment charges of $1,918,000 and $980,000 were recorded in fiscal years 2012 and 2010, respectively. No impairment charges were recorded in 2011.

Note 8. Accrued Expenses

Accrued expenses consist of the following at September 30, 2012 and 2011:

(dollars in thousands)	2012	2011
Accrued employee wages and benefits	$1,513	$802
Accrued interest	333	433
Current portion of retirement benefits payable	342	303
Other	300	181

Total accrued expenses	$2,488	$1,719

Note 9. Other Current Liabilities

Other current liabilities consist of the following at September 30, 2012 and 2011:

(dollars in thousands)	2012	2011
Deposits – Property sales	$2,500	$—
Deposits – Farm land leases	249	230
Deposits – Recreation land leases	580	622
Deposits – Other	83	22
Deferred tax liability	—	189

Total other current liabilities	$3,412	$1,063

Note 10. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(dollars in thousands)	Revolving line of Credit	Term note	Mortgage note payable	All other	Total
September 30, 2012
Principal balance outstanding	$—	$38,000	$1,900	$—	$39,900
Remaining available credit	$60,000	—	—	—	$60,000
Effective interest rate	2.48%	2.73%	6.68%	Various
Scheduled maturity date	Oct. 2020	Oct. 2020	March 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various
September 30, 2011
Principal balance outstanding	$13,979	$40,000	$3,167	$12	$57,158
Remaining available credit	$46,021	—	—	—	$46,021
Effective interest rate	2.72%	2.72%	6.68%	Various
Scheduled maturity date	Oct. 2020	Oct. 2020	March 2014	Various
Collateral	Real Estate	Real Estate	Real Estate	Various

The Company has a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $98,000,000 and a mortgage of approximately $1,900,000 with Farm Credit. The revolving line of credit and term note are collateralized by 43,991 acres of farmland and 12,280 acres of additional property containing approximately 8,600 acres of producing citrus groves. The mortgage is collateralized by 7,680 acres of real estate in Hendry County used for farm leases, sugarcane and citrus production.

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points beginning October 1, 2010. Quarterly principal payments of $500,000 began on October 1, 2011 and continue through October 1, 2020 when the remaining principal balance and accrued interest will be due and payable.

The Rabo credit facility includes a ten year $60,000,000 RLOC bearing interest at a floating rate on the outstanding balance payable quarterly beginning October 1, 2010. Thereafter, quarterly interest is payable on the first day of January, April, July and October until the revolving line of credit matures on October 1, 2020 and the remaining principal balance and accrued interest shall be due and payable. Proceeds from the revolving line of credit may be used for general corporate purposes including: (i) the normal operating needs of Alico and its operating divisions, (ii) the purchase of capital assets; and (iii) the payment of dividends.

The interest rate on the revolving line of credit was initially established at one month LIBOR plus 250 basis points. Beginning on February 1, 2011, and on each subsequent January 1 through 2020, the interest rate spread over LIBOR is adjusted pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over one month LIBOR. The rate was not adjusted during fiscal year 2011 and remained at LIBOR plus 250 basis points through December 31, 2011, but was adjusted to LIBOR plus 225 basis points on January 1, 2012. On October 1, 2015, Rabo may adjust the interest rate spread to any percentage. Rabo must provide a 30 day notice of the new spreads; at that time the Company has the right to prepay the outstanding balance.

Loan origination fees incurred as a result of entry into the Rabo credit facility loan agreement, including appraisal fees, document stamps, legal fees and lender fees of approximately $1,202,000 were capitalized in fiscal year 2010 and are being amortized over the term of the loan agreement.

At September 30, 2012, and 2011, the Company was in compliance with the debt covenants and terms of the Rabo loan agreement. The Rabo credit facility contains the following significant covenants: (i) minimum current ratio of 1.50:1, (ii) debt ratio no greater than 60%, (iii) tangible net worth of at least $80 million, and (iv) minimum debt coverage of 1.15:1.

The Company uses a cash management program with Rabobank designed to minimize the outstanding balance on the RLOC. Our various Rabobank accounts are swept daily into a concentration account. Prior to August 2, 2012, the Company maintained a target balance of $250,000 in the concentration account on a daily basis. Any balances in excess of the target balance were automatically applied to pay down the RLOC. In the event that the concentrated balances fell below the target, a draw on the line would be automatically initiated, to maintain the target balance.

There has been no outstanding balance on the RLOC since August 2, 2012, and, as a result, the Company has modified the arrangement with Rabobank regarding the functioning of the program. The Company increased the maximum concentrated balance from $250,000 to $20,000,000 to effectively suspend the principal payments to the RLOC. Borrowings on the RLOC are not initiated unless the concentrated balance falls below $250,000.

The target balances may be amended from time to time based on circumstances and subject to Rabobank approval.

The Farm Credit mortgage note requires monthly principal payments of $106,000 plus accrued interest until maturity. The Company paid off the outstanding balance on the Farm Credit mortgage note on October 10, 2012. See Note 18. Subsequent Events.

Maturities of the Company’s debt were as follows at September 30, 2012:

(dollars in thousand )
Due within 1 year	$3,267
Due between 1 and 2 years	2,633
Due between 2 and 3 years	2,000
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	28,000
Total	$39,900

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(dollars in thousand )	Year ended September 30
	2012	2011	2010
Interest expense (a)	$1,616	$2,020	$6,879
Interest capitalized	100	127	98
Total interest cost	$1,716	$2,147	$6,977

(a)	Interest expense for the year ended September 30, 2010 includes a prepayment penalty of $3,094,000 and $305,000 of loan fees.

Note 11. Treasury Stock

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Plan, which was approved by shareholders on February 20, 2009. The stock repurchases began in November 2008 and can be made on a quarterly basis until November 1, 2013, through open market transactions at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18.

The following table provides information relating to purchases of the Company’s common shares on the open market pursuant to the 2008 Plan for the following fiscal years:

Fiscal period ended	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced plan or program	Total dollar value of shares purchased
	(Dollars in thousands, except share data)
September 30, 2012	12,332	$24.12	181,316	$298
September 30, 2011	48,280	$24.96	168,984	$1,205
September 30, 2010	23,466	$26.74	120,704	$628

The following table outlines the Company’s treasury stock transactions during the past two fiscal years:

	Shares	Cost
	(Dollars in thousands, except share data)
Balance September 30, 2010	7,466	$172
Purchases	48,280	1,205
Issuances	(19,030)	(465)
Retired	(2,123)	(50)

Balance September 30, 2011	34,593	862
Purchases	12,332	298
Issuances	(23,690)	(617)

Balance September 30, 2012	23,235	$543

Note 12. Income Taxes

The provision for income taxes (benefit) for the years ended September 30, 2012, 2011 and 2010 consists of the following:

(dollars in thousands)	Fiscal year ended September 30
	2012	2011	2010
Current:
Federal income tax	$3,696	$4,141	$(74)
State income tax	1,298	726	(869)

Total	4,994	4,867	(943)

Deferred:
Federal income tax	5,617	608	(901)
State income tax	362	(45)	643

Total	5,979	563	(258)

Total provision (benefit) for income taxes	$10,973	$5,430	$(1,201)

Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(dollars in thousands)	Fiscal year ended September 30
	2012	2011	2010
Tax at the statutory federal rate	$10,312	$4,259	$(620)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,051	460	(66)
Nontaxable interest and dividends	—	—	(37)
Federal impacts from IRS exam and tax return amendments	(444)	713	404
Deferred rate adjustment	(313)	—	—
Change in valuation allowance	—	—	(569)
Permanent and other reconciling items, net	367	(2)	(313)

Total provision (benefit from) for income taxes	$10,973	$5,430	$(1,201)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2012 and 2011 are presented below:

(dollars in thousands)	2012	2011
Deferred tax assets:
Contribution carry forward	$—	$112
Deferred retirement benefits	1,581	1,471
Inventories	144	159
Restricted stock compensation	—	44
Investment in Alico-Agri, Ltd.	20,857	23,677
Capital loss carry forward	1,037	72
Other	357	139

Total deferred tax assets	23,976	25,674

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	286	72
Property and equipment	20,826	16,753
Investment in Magnolia	385	366

Total gross deferred tax liabilities	21,497	17,191

Net deferred income tax asset	$2,479	$8,483

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at September 30, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

The IRS examined the returns of Alico, Agri-Insurance and Alico-Agri for the tax years 2005 through 2007. The Company contested issues raised by the IRS during the examinations and pursued resolution through the IRS Appeals process. On May 16, 2012, we finalized an agreement to settle all outstanding issues. All Federal penalties were waived. Federal taxes and interest paid to the IRS as a result of the settlement totaled $613,000 and $225,000, respectively. On October 9, 2012, the Company paid the State of Florida $323,000 for taxes and interest as a result of the IRS settlement. The payment included $318,000 for taxes and $5,000 for interest. The Company has additional pending state interest and penalties totaling $149,000 outstanding as a result of the final settlement amount which were accrued at September 30, 2012. See Note 18. Subsequent Events.

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

John R. Alexander, a major shareholder in Atlanticblue, serves as Chairman of the Company’s Board of Directors. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012, as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a Director at the June 2012 Atlanticblue Shareholder meeting. John R. Alexander was elected to the Atlanticblue Board of Directors in June 2012. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, John R. Alexander’s son-in-law, serves as a Director on the Board of Alico. Robert J. Viguet, Jr., an Alico Inc. Director, did not stand for re-election as a Director of Atlanticblue at the June 2012 Shareholder meeting.

The transactions listed below have been approved by the Board of Directors and a majority of the unaffiliated Directors.

As Directors of the Company, the affiliated directors receive compensation for their services and reimbursement of travel expenses in accordance with the policies of the Company as disclosed in the Company’s annual proxy statement.

Effective June 30, 2008, the Company’s Board of Directors approved an unaccountable expense allowance of $5,000 per month to Scenic Highlands Enterprises LLC. The Company’s former Chief Executive Officer and current Chairman of the Board, John R. Alexander, is the owner and Chief Executive Officer of Scenic Highlands Enterprises, LLC. Per the Board’s Action by Written Consent, payments are to be used for office space, an administrative assistant’s salary and utilities. Alico paid Scenic Highlands Enterprises, LLC $45,000 and $60,000 for the years ended September 30, 2011 and 2010, in accordance with the agreement. The agreement ended June 30, 2011.

Effective June 30, 2008, the Board approved a transition, consulting, severance and non-compete agreement with John R. Alexander providing for total payments of $600,000 over a three year period. Alico paid $113,000 and $188,000 to Mr. Alexander during the years ended September 30, 2011 and 2010, respectively, pursuant to this agreement. The agreement ended June 30, 2011.

In connection with the derivative shareholder suit filed against John R. Alexander and JD Alexander, the Company is reimbursing Messrs. Alexander for legal fees to defend themselves against the suit in accordance with the Board’s indemnification agreement. All reimbursements are approved by the Special Litigation Committee of the Board comprised of four independent directors. Reimbursements pursuant to the litigation were $118,000, $68,000 and $85,000 on behalf of John R. Alexander and, $222,000, $60,000 and $65,000 on behalf of JD Alexander during the years ended September 30, 2012, 2011, 2010, respectively.

During the years ended September 30, 2012, 2011 and 2010, Alico Fruit marketed 1,946, 2,196 and 2,670 boxes of fruit from Alexander Properties, Inc. for approximately $31,000, $30,000 and $20,000, respectively. Alexander Properties, Inc. is a company owned by Mr. John R. Alexander and his family.

Alico Fruit is currently marketing and/or purchasing citrus fruit from Tri County Groves, LLC, a wholly owned subsidiary of Atlanticblue. During the years ended September 30, 2012, 2011 and 2010, Alico Fruit marketed 237,626, 222,856 and 265,586 boxes of fruit for approximately $2,900,000, $2,100,000 and $2,500,000, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of approximately $598,000 $900,000 and $800,000 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (“Griffin”) for the years ended September 30, 2012, 2011 and 2010, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable include amounts due from Griffin of $94,000 and $152,000 at September 30, 2012 and 2011, respectively. These amounts represent revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing and processing costs for fruit sold to Griffin totaled $141,000, $300,000 and $266,000 for the years ended September 30, 2012, 2011 and 2010. During the fiscal year ended September 30, 2010, Bowen marketed 5,127 boxes of fruit for Ben Hill Griffin, Inc. for $62,000. Bowen did not market any fruit for Ben Hill Griffin during the fiscal year ended September 30, 2011 and 2012.

Alico purchases fertilizer and other miscellaneous supplies, and services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $ 969,000 and $2,359,000 and $1,600,000 for the years ended September 30, 2012, 2011 and 2010, respectively. The Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling $10,000 and $41,000 at September 30, 2012 and 2011, respectively.

Other

Mr. Charles Palmer, an independent Board Member, held a recreational lease with the Company during the fiscal year ended September 30, 2012 and 2011, for which he paid approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

Note 14. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP plan provides a fixed supplemental retirement benefit for 180 months certain. The MSP is frozen and no new participants are being added. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.5% in 2012 and 2011. During fiscal year 2012, the Company changed its approach in determining the discount rate from the Pension Benefit Guaranty Corp rate which was used during fiscal year 2011, to the Moody’s Corporate Bond Curve (Moody’s) used in fiscal year 2012. Management believes that Moody’s provides a more appropriate discount rate in estimating the pension benefits. The effect of this change was not significant to net income and earnings per share.

Actuarial gains or losses are recognized when incurred, therefore; the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet.

The amount of MSP benefit expense charged to costs and expenses was as follows:

In thousands(dollars in thousands)	2012	2011	2010
Service cost	$251	$233	$265
Interest cost	178	181	186
Recognized actuarial loss (gain)	—	—	—
Recognized actuarial loss adjustment	2	66	102

Total	$431	$480	$553

The following provides a reconciliation of the MSP benefit obligation.

In thousands(dollars in thousands)	2012	2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$3,970	$3,792
Service cost	251	233
Interest cost	178	181
Recognized actuarial loss (gain)	—	—
Recognized actuarial loss adjustment	2	66
Benefits paid	(303)	(302)

Benefit obligation at end of year	$4,098	$3,970

Funded status at end of year	$(4,098)	$(3,970)

The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for each of the five succeeding years are approximately $303,000, $342,000, $346,000, $351,000 and $367,000 and for the five-year period thereafter an aggregate of $1,303,000.

Profit Sharing and 401(k)

The Company maintains a 401(k) employee savings plan for eligible employees, which provides for a 2% matching contribution on employee payroll deferrals. Vesting of the Company’s matching contributions begins after two (2) years of service with the Company at which time an employee becomes 20% vested. Employees become fully vested after six years of employment. The Company’s contribution to the plan was approximately $82,000, $59,000 and $61,000 for the fiscal years 2012, 2011 and 2010, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s contribution to the Profit Sharing Plan was $252,000 and $162,000 for the years ended September 30, 2012 and 2011, respectively. No contributions to the Profit Sharing Plan were made in fiscal 2010.

Note 15. Segment Information

Segments

The Company is organized into six operating segments which span our five lines of business. The operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. The operating segments are as follows:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for delivery to fresh and processed citrus markets.
•	Alico Fruit Company, LLC (“Alico Fruit”) (formerly “Bowen Brothers Fruit Company, LLC”) includes activities related to agricultural value-added services which include contact for harvesting, hauling and marketing and the purchase and resale of fruit.
52

•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
•	Cattle include the production of beef cattle for sale.
•	Land Leasing and Rental includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
•	Other Operations consists of insignificant operations that do not otherwise fit within the other five defined operating segments.

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

Lines of Business

The Company operates five lines of business related to our various land holdings. The lines of business are as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves on prepared grove land in order to produce fruit for sale to fresh and processed citrus markets.
•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been recovered from native pasture and which has various improvements including irrigation, drainage and roads.
•	Ranch and Conservation includes activities related to cattle grazing and management, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pastureland.
•	Agricultural Supply Chain Management and Support includes activities related to value-added services which include contracting for harvesting, marketing and hauling and the purchase and resale of fruit.
•	Other Operations include activities related to rock and sand mining, oil exploration and other insignificant lines of business.

Information by business segment is as follows:

(dollars in thousands)	For the Year Ended September 30, 2012
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$60,154	$—	$—	$—	$(11,820)	$48,334
Citrus Groves	55,423	—	—	—	—	—	55,423
Sugarcane	—		14,442	—	—	—	14,442
Cattle	—	—	—	5,894	—	—	5,894
Land leasing and rentals	—	—	874	1,067	480	—	2,421
Other operations	—	—	—	387	286	—	673
Total operating revenue	55,423	60,154	15,316	7,348	766	(11,820)	127,187
Operating expenses:
Alico Fruit	—	59,513	—	—	—	(11,820)	47,693
Citrus Groves	30,995	—	—	—	—	—	30,995
Sugarcane	—	—	11,127	—	—	—	11,127
Cattle	—	—	—	3,188	—	—	3,188
Land leasing and rentals	—	—	447	309	301	—	1,057
Other operations(a)	—	—	—	—	895	—	895
Total operating expenses	30,995	59,513	11,574	3,497	1,196	(11,820)	94,955
Gross profit:
Alico Fruit	—	641	—	—	—	—	641
Citrus Groves	24,428	—	—	—	—	—	24,428
Sugarcane	—	—	3,315	—	—	—	3,315
Cattle	—	—	—	2,706	—	—	2,706
Land leasing and rentals	—	—	427	758	179	—	1,364
Other operations(a)	—	—	—	387	(609)	—	(222)
Gross profit	$24,428	$641	$3,742	$3,851	$(430)	$—	$32,232

(dollars in thousands)	For the Year Ended September 30, 2011
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$45,794	$—	$—	$—	$(9,679)	$36,115
Citrus Groves	47,088	—	—	—	—	—	47,088
Sugarcane	—		7,796	—	—	—	7,796
Cattle	—	—	—	4,613	—	—	4,613
Land leasing and rentals	—	—	846	1,096	490	—	2,432
Other operations	—	—	—	306	242	—	548
Total operating revenue	47,088	45,794	8,642	6,015	732	(9,679)	98,592
Operating expenses:
Alico Fruit	—	44,788	—	—	—	(9,679)	35,109
Citrus Groves	27,764	—	—	—	—	—	27,764
Sugarcane	—	—	6,834	—	—	—	6,834
Cattle	—	—	—	3,178	—	—	3,178
Land leasing and rentals	—	—	509	378	333	—	1,220
Other operations(a)	—	—	—	84	970	—	1,054
Total operating expenses	27,764	44,788	7,343	3,640	1,303	(9,679)	75,159
Gross profit:
Alico Fruit	—	1,006	—	—	—	—	1,006
Citrus Groves	19,324	—	—	—	—	—	19,324
Sugarcane	—	—	962	—	—	—	962
Cattle	—	—	—	1,435	—	—	1,435
Land leasing and rentals	—	—	337	718	157	—	1,212
Other operations(a)	—	—	—	222	(728)	—	(506)
Gross profit	$19,324	$1,006	$1,299	$2,375	$(571)	$—	$23,433

(dollars in thousands)	For the Year Ended September 30, 2010
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$36,796	$—	$—	$—	$(7,900)	$28,896
Citrus Groves	36,469	—	—	—	—	—	36,469
Sugarcane	—		4,097	—	—	—	4,097
Cattle	—	—	—	4,035	—	—	4,035
Land leasing and rentals	—	—	895	1,040	422	—	2,357
Other operations(a)(b)	—	—	—	257	3681	—	3,938
Total operating revenue	36,469	36,796	4,992	5,332	4,103	(7,900)	79,792
Operating expenses:
Alico Fruit	—	36,069	—	—	—	(7,900)	28,169
Citrus Groves	25,730	—	—	—	—	—	25,730
Sugarcane	—	—	3,707	—	—	—	3,707
Cattle	—	—	—	3,772	—	—	3,772
Land leasing and rentals	—	—	426	309	368	—	1,103
Other operations(a)(b)	—	—	—	241	7,147	—	7,388
Total operating expenses	25,730	36,069	4,133	4,322	7,515	(7,900)	69,869
Gross profit:
Alico Fruit	—	727	—	—	—	—	727
Citrus Groves	10,739	—	—	—	—	—	10,739
Sugarcane	—	—	390	—	—	—	390
Cattle	—	—	—	263	—	—	263
Land leasing and rentals	—	—	469	731	54	—	1,254
Other operations(a)(b)	—	—	—	16	(3,466)	—	(3,450)
Gross profit	$10,739	$727	$859	$1,010	$(3,412)	$—	$9,923

(a)	Other operations include the former real estate segment. During the fourth quarter of fiscal year 2012, management changed its business strategy in regards to Alico Land Development Co., which operated the real estate segment. The President terminated employment and operations are winding down.
(b)	Other operations include vegetables which operations were terminated in June of 2010.

(dollars in thousands)	Year ended September 30
	2012	2011	2010
Capital expenditures:
Alico Fruit	$388	$65	$373
Citrus Groves	1,562	2,102	1,273
Sugarcane	10,482	4,633	3,586
Cattle	741	1,214	1,260
Land leasing and rentals	—	16	62

Segment capital expenditures	13,173	8,030	6,554

Other capital expenditures	2,748	4,235	1,649

Total capital expenditures	$15,921	$12,265	$8,203

Depreciation, depletion and amortization:
Alico Fruit	$223	$213	$315
Citrus Groves	2,088	1,977	2,021
Sugarcane	4,051	2,873	1,713
Cattle	992	937	1,292
Land leasing and rentals	427	481	546

Total segment depreciation, depletion and amortization	7,781	6,481	5,887

Other depreciation, depletion and amortization	648	846	1,334

Total depreciation, depletion and amortization	$8,429	$7,327	$7,221

(dollars in thousands)	September 30
	2012	2011
Total assets:
Alico Fruit	$2,066	$2,888
Citrus Groves	47,154	45,554
Sugarcane	63,916	53,213
Cattle	11,274	12,310
Land leasing and rentals	4,905	5,524

Segment assets	129,315	119,489
Other assets (b)	55,768	60,546

Total assets	$185,083	$180,035

(a)	The September 30, 2011 balance includes $6,600,000 for a foreclosed parcel of property; the property was subsequently sold and closed on July 25, 2012 and October 3, 2012. See Note 7, Property, Building and Equipment, Net and Note 18. Subsequent Events.

Note 16. Commitments and Contingencies

Operating Leases

The Company has obligations under various noncancelable long-term operating leases for equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $666,000, $407,000, and $558,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

The future minimum rental payments under non-cancelable operating leases are as follows:

(in thousands) (dollars in thousands)
2013	$609
2014	551
2015	525
2016	481
2017	80

Total	$2,246

Letters of Credit

The Company has retained certain self-insurance risks with respect to losses for workers’ compensation and has standby letters of credit in the amounts of $200,000 for each of the years ended September 30, 2012 and 2011, to secure its insurance obligations.

Shareholder Derivative Actions

On October 29, 2008, Alico was served with a shareholder derivative action complaint filed by Baxter Troutman against JD Alexander and John R. Alexander which named Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleged that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleged, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander (“the Alexanders”) and improperly included a proposed special dividend; and that the Alexanders sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005.

On April 1, 2012, a settlement agreement (the “Agreement”) was reached between Baxter Troutman and the Alexanders. The Agreement contained the following provisions:

•	Mr. Troutman will file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. There were no inducements, promises or representations.

•	Mr. Troutman and the Alexanders mutually release and discharge each other from all claims, rights, actions, obligations, liability or responsibility arising out of the commencement and prosecution of the civil action, except for any claims Alico may have against Troutman to be subrogated to the rights of the Alexanders to seek recovery of attorney fees and costs incurred in their defense.

On May 4, 2012, the Circuit Court of the 10th Judicial Circuit in Polk County, Florida (the “Court”) approved the Agreement and therefore the shareholder derivative action complaint has been settled. The Company, by determination of the Special Litigation Committee of its Board of Directors, filed a motion seeking recovery of attorney fees and costs incurred in its defense. The Court has retained jurisdiction and will hear the motion filed by the Company.

IRS Settlement

On May 16, 2012, we finalized an agreement to settle all outstanding issues with the IRS. All Federal penalties were waived. Federal taxes and interest due as a result of the settlement totaled $613,000 and $225,000, respectively and have been paid in full. State tax and interest of $323,000 due as a result of the settlement were paid on October 9, 2012. The Company has additional pending state interest and penalties totaling $149,000 outstanding as a result of the final settlement amount which were accrued at September 30, 2012. See Note 12. Income Taxes and Note 18. Subsequent Events.

From time to time the Company is also involved in routine legal matters incidental to its business. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of ASC 450—Contingencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 17. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data (in thousands except for per share amounts) for the fiscal years ended September 30, 2012 and 2011 were as follows:

(dollars in thousands)	Fiscal quarter ended
	December 31		March 31		June 30		September 30
	2011	2010	2012	2011(a)	2012(b)	2011	2012	2011
Total operating revenue	$26,076	$16,555	$54,132	$36,490	$40,420	$39,341	$6,559	$6,206
Total operating expenses	20,533	14,062	39,859	28,422	29,892	27,502	4,671	5,173

Gross profit	5,543	2,493	14,273	8,068	10,528	11,839	1,888	1,033
Corporate general and administrative	2,019	2,011	1,842	1,597	1,890	1,766	2,739	2,822
Other (expense) income	(360)	(632)	(502)	(2,095)	6,888	(331)	(306)	348

Income (loss) before income taxes	3,164	(150)	11,929	4,376	15,526	9,742	(1,157)	(1,441)
Income tax expense (benefit)	1,231	(57)	4,515	1,664	5,919	3,771	(692)	52

Net (loss) income	$1,933	$(93)	$7,414	$2,712	9,607	5,971	$(465)	$(1,493)

Basic and diluted earnings (loss) per share	$0.26	$(0.01)	$1.01	$0.37	1.31	0.81	$(0.06)	$(0.20)

(a)	During the quarter ended March 31, 2011, the Company fully reserved $1,685,000 in allocated surplus that had been recorded based on patronage allocation with Farm Credit which is included in other (expense) income in the table above. See Note 4. Investments, Deposits and Other Assets.
(b)	During the fiscal year 2012, the Company recorded a gain on the sale of the Polk County, Florida properties totaling $9,113,000 and an impairment charge of $1,918,000. Impairment was recorded on assets held for sale on the consolidated balance sheet as of September 30, 2012, which were subsequently sold on October 3, 2012. See Note 7. Property, Buildings and Equipment, Net and Note 18. Subsequent Events.

Note 18. Subsequent Events

On October 3, 2012, the Company completed the sale of the remaining two parcels of the Lee County, Florida properties. The sales price for the two parcels was $2,500,000 of which we received cash of $2,391,000 after the deduction of certain closing costs and taxes. During the third quarter of fiscal year 2012, we recorded an impairment charge to reduce the carrying value to the net realizable value; therefore, we did not realize any gain or loss on the transaction in October of 2012. The Company sold the first two parcels of the Lee County, Florida properties on July 25, 2012. See Note 7. Property, Buildings and Equipment, net.

On October 9, 2012, the Company paid the State of Florida $323,000 for taxes and interest as a result of the settlement of the IRS Audit. The payment included $318,000 for taxes and $5,000 for interest. The Company has additional pending state interest and penalties totaling $149,000 outstanding as a result of the final settlement amounts which were accrued at September 30, 2012. See Note 12. Income Taxes.

On October 10, 2012, the Company paid in full the outstanding mortgage note with an interest rate of 6.68% held by Farm Credit of Florida totaling $1,860,000. The payment included $1,794,000 for the principal balance and $66,000 for a prepayment penalty. The mortgage was collateralized by 7,680 acres of real estate used for farm leases, sugarcane and citrus production. Documents evidencing satisfaction of the mortgage and release of collateral are in process and will be recorded upon completion. See Note 10. Long-Term Debt.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item  9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report our disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.

During the fourth quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

(c)	Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2012. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by McGladrey LLP, and independent registered public accounting firm, as stated in their attestation report which is included herein.

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

PART IV

Item  15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)                 Financial Statements

Our Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)                 Financial Statement Schedules

Financial statement schedules are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements or notes thereto.

(3)                 Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K

(b)	Exhibit Index

Exhibit Number		Exhibit Index
3.1		Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).

3.2		Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		Bylaws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 10-K, dated December 14, 2010)

3.6		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)

3.7		By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

3.8		By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 5, 2010)

10		Material Contracts

10.1	*	Credit agreement with Rabobank Agri-Finance (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2010)

10.2	*	Alico, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Alico’s filing on Form 10-Q dated March 31, 2012, Exhibit 10.1)

10.3	*	Restricted Stock Award Agreement dated April 19, 2012 between Alico, Inc. and JD Alexander (incorporated by reference to Alico’s filing on Form 10-Q dated March 31, 2012, Exhibit 10.2)

10.4	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and W. Mark Humphrey (incorporated by reference to Alico’s filing on Form 10-Q dated March 31, 2012, Exhibit 10.3)

10.5	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Ken Smith Ph.D. (incorporated by reference to Alico’s filing on Form 10-Q dated March 31, 2012, Exhibit 10.4)

10.6	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Donald R. Schrotenboer (incorporated by reference to Alico’s filing on Form 10-Q dated March 31, 2012, Exhibit 10.5)

10.7	*	Amended and Restated Stock Award Agreement dated September 29, 2011 between Alico, Inc. and Steve Lewis (incorporated by reference to Alico’s filing on Form 10-Q dated March 31, 2012, Exhibit 10.6)

10.8	*	First Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated August 1, 2011(incorporated by reference to Alico’s filing on Form 10-Q dated June 30, 2012, Exhibit 10.1)

10.9	*	Second Amendment to Credit Agreement with Rabo Agrifinance Inc. dated December 21, 2011 (incorporated by reference to Alico’s filing on Form 10-Q dated June 30, 2012, Exhibit 10.2)

10.10	*	Third Amendment to Credit Agreement with Rabo Agrifinance Inc. dated June 11, 2012(incorporated by reference to Alico’s filing on Form 10-Q dated June 30, 2012, Exhibit 10.3)

14.1		Code of Ethics (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

14.2		Whistleblower Policy (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

21		Subsidiaries of the Registrant — Alico Land Development Company, Inc. [(formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971)]; Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005) incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Rule 13a-14(a) certification

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 5, 2012	By:	/s/ JD ALEXANDER
JD Alexander
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 5, 2012	Director, President and Chief Executive Officer	/s/ JD ALEXANDER JD Alexander

December 5, 2012	Chief Financial Officer and Senior Vice-President	/s/ W. MARK HUMPHREY W. Mark Humphrey

December 5, 2012	Chief Accounting Officer and Controller	/s/ JERALD KOESTERS Jerald Koesters

December 5, 2012	Chairman of the Board, Director	/s/ JOHN R. ALEXANDER John R. Alexander

December 5, 2012	Director	/s/ ROBERT E LEE CASWELL Robert E. Lee Caswell

December 5, 2012	Director	/s/ CHARLES L. PALMER Charles L. Palmer

December 5, 2012	Director	/s/ JOHN DARRELL ROOD John Darrell Rood

December 5, 2012	Director	/s/ THOMAS A. MCAULEY Thomas A. McAuley

December 5, 2012	Director	/s/ RAMON A. RODRIGUEZ Ramon A. Rodriguez

December 5, 2012	Director	/s/ ROBERT J. VIGUET, JR. Robert J. Viguet, Jr.

December 5, 2012	Director	/s/ GORDON WALKER Gordon Walker

