Form 10-Q
period 2012-12-31
ALICO INC
filed 2013-02-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

There were 7,294,443 shares of common stock, par value $1.00 per share, outstanding as of February 1, 2013.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except for share amounts)

	Three months ended December 31
	2012	2011
Operating revenues:
Citrus Groves	$7,393	$8,408
Agricultural Supply Chain Management	5,289	10,506
Improved Farmland	7,990	6,341
Ranch and Conservation	518	656
Other Operations	166	136
Total operating revenue	21,356	26,047
Operating expenses:
Citrus Groves	5,860	5,157
Agricultural Supply Chain Management	5,534	10,195
Improved Farmland	5,874	4,760
Ranch and Conservation	197	207
Other Operations	105	214
Total operating expenses	17,570	20,533
Gross profit	3,786	5,514
Corporate general and administrative	1,808	1,990
Income from operations	1,978	3,524
Other (expenses) income:
Interest and investment income, net	86	108
Interest expense	(367)	(469)
Other income, net	(23)	1
Total other (expenses)	(304)	(360)
Income before income tax expense	1,674	3,164
Income tax expense	636	1,231
Net income	$1,038	$1,933
Weighted-average number of shares outstanding:
Basic	7,354	7,354
Diluted	7,354	7,354

Earnings per common share amounts:
Basic	$0.14	$0.26
Diluted	$0.14	$0.26
Cash dividends declared per common share	$0.00	$0.04

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share amounts)

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$902	$13,328
Restricted cash	—	2,500
Investments	258	257
Accounts receivable, net	7,778	3,071
Income tax receivable	1,031	1,327
Inventories	25,145	27,290
Assets held for sale	—	2,475
Other current assets	1,469	1,219
Total current assets	36,583	51,467

Investment in Magnolia Fund	5,686	5,607
Investments, deposits and other non-current assets	2,183	2,145
Deferred income taxes	2,168	2,168
Cash surrender value of life insurance	855	862
Property, buildings and equipment, net	128,577	122,834
Total assets	$176,052	$185,083

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,410	$4,929
Long-term debt, current portion	2,000	3,267
Accrued expenses	1,666	2,488
Income taxes payable	—	484
Dividend payable	589	883
Accrued ad valorem taxes	10	1,685
Other current liabilities	770	3,412
Total current liabilities	9,445	17,148

Long-term debt, net of current portion	35,500	36,633
Deferred retirement benefits, net of current portion	3,792	3,756
Total liabilities	48,737	57,537

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	—	—
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,320,997 and 7,353,871 shares outstanding at December 31, 2012 and September 30, 2012, respectively	7,377	7,377
Additional paid in capital	9,056	9,053
Treasury stock at cost, 56,109 and 23,235 shares held at December 31, 2012 and September 30, 2012, respectively	(1,816)	(543)
Retained earnings	112,698	111,659

Total stockholders’ equity	127,315	127,546
Total liabilities and stockholders’ equity	$176,052	$185,083

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended December 31
	2012	2011
Net cash flows used by operating activities	$(2,939)	$(237)

Cash flows from investing activities:
Purchases of property and equipment	(7,983)	(4,419)
Decrease in restricted cash	2,500	—
Real estate deposits	(2,500)	—
Proceeds from disposals of property and equipment	2,591	214
Return on investment in Magnolia	—	99
Proceeds from sales of investments	—	239
Collections of mortgages and notes receivable	10	6
Net cash used in investing activities	(5,382)	(3,861)

Cash flows from financing activities:
Principal payments on notes payable	(2,400)	(820)
Borrowings on revolving line of credit	1,368	13,909
Repayments on revolving line of credit	(1,368)	(8,778)
Treasury stock purchases	(1,411)	—
Dividends paid	(294)	(882)
Net cash (used in) provided by financing activities	(4,105)	3,429

Net decrease in cash and cash equivalents	(12,426)	(669)
Cash and cash equivalents at beginning of period	13,328	1,336
Cash and cash equivalents at end of period	$902	$667
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$211	$430
Cash paid for income taxes	$823	$665

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except for share and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) is an agribusiness and land management company. The Company owns approximately 130,400 acres of land in five Florida counties (Collier, Glades, Hendry, Lee and Polk). Our principal lines of business are citrus groves, improved farmland including sugarcane, cattle ranching and conservation, and related support operations. We also receive royalties from rock mining and oil production.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2012, which has been derived from audited financial statements, and (b) unaudited condensed consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of the interim period are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

The Financial Statements have been presented according to the rules and regulations of the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information, footnotes and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Principles of Consolidation

The Financial Statements include the accounts of Alico, and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC and Alico Fruit Company, LLC (formerly known as Bowen Brothers Fruit Company, LLC) (“Alico Fruit”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal year 2013 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

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

Recent Accounting Pronouncements

The Company does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, or the SEC would have a material effect on its financial position, results of operations or cash flows.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

	December 31, 2012	September 30, 2012
Unharvested fruit crop on the trees	$16,166	$16,176
Unharvested sugarcane	7,306	10,185
Beef cattle	1,502	768
Other	171	161
Total Inventories	$25,145	$27,290

Note 3. Investment in Magnolia

In May 2010, Alico invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the State of Florida on properties which have property tax delinquencies. In Florida, such certificates are sold at general auction based on a bid interest rate. If the property owner does not redeem such certificate within two years, which requires the payment of delinquent taxes plus the bid interest, a tax deed can be obtained by the winning bidder who can then force an auctioned sale of the property. Tax certificates hold a first priority lien position. Magnolia began the tax deed application process in July 2012 as the two year time frame on certain certificates had been reached. The tax deed application requires all other outstanding property tax liens to be redeemed as well.

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

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the December 31, 2012 unaudited internal financial statements of Magnolia, Alico recorded net investment income of $79,000 for the three months ended December 31, 2012, as compared with net investment income of $97,000 for the three months ended December 31, 2011. Magnolia made no distributions during the three months ended December 31, 2012, but made distributions of approximately $99,000 during the quarter ended December 31, 2011.

Note 4. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at December 31, 2012 and September 30, 2012.

	December 31,	September 30,
	2012	2012
Breeding herd	$11,728	$10,062
Buildings	10,982	10,975
Citrus trees	33,390	33,164
Sugarcane	15,944	12,617
Equipment and other facilities	43,568	42,043
Total depreciable properties	115,612	108,861
Less accumulated depreciation and depletion	66,999	65,220
Net depreciable properties	48,613	43,641
Land and land improvements	79,964	79,193
Net property, buildings and equipment	$128,577	$122,834

Lee County, Florida Properties

On October 3, 2012, the final two parcels of our Lee County, Florida properties closed. The total sales price for the parcels was $2,475,000. At September 30, 2012, the parcels were included in assets held for sale on the Condensed Consolidated Balance Sheet totaling $2,475,000 and a deposit for the parcels of $2,500,000 was included in restricted cash and other current liabilities. On October 3, 2012, the balance in restricted cash of $2,500,000 was reclassified to the operating cash account.

Note 5. Income taxes

Alico’s effective tax rate was 38.0% and 38.9% for the three months ended December 31, 2012 and 2011, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at December 31, 2012 and September 30, 2012. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in the liability accrued taxes.

The IRS examined the returns of Alico, Agri-Insurance, Ltd. and Alico-Agri for the tax years 2005 through 2007. The IRS findings were appealed and a settlement was reached on May 16, 2012. Federal taxes and interest paid as a result of the settlement were $613,000 and $225,000, respectively. On October 9, 2012, the Company paid the State of Florida $318,000 for taxes and $5,000 for interest as a result of the IRS settlement. The Company estimates additional state interest and penalties totaling $149,000 which was accrued at December 31, 2012.

Note 6. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

	Revolving line of credit	Term loan	Mortgage note payable	Total
December 31, 2012
Principal balance outstanding	$—	$37,500	$—	$37,500
Remaining available credit	$60,000	$—	$—	$60,000
Effective interest rate	2.46%	2.71%	6.68%
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014
Collateral	Real estate	Real estate	Real estate
September 30, 2012
Principal balance outstanding	$—	$38,000	$1,900	$39,900
Remaining available credit	$60,000	$—	$—	$60,000
Effective interest rate	2.48%	2.73%	6.68%
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014
Collateral	Real estate	Real estate	Real estate

The Company has a credit facility including a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $97,500,000. The revolving line of credit and term note are collateralized by 43,991 acres of farmland and 12,280 acres of additional real property containing approximately 8,600 acres of producing citrus groves.

The $60,000,000 RLOC bears interest at a floating rate on the outstanding balance payable quarterly beginning October 1, 2010. Thereafter, quarterly interest is payable on the first day of January, April, July and October until the RLOC matures on October 1, 2020, where upon the remaining principal balance and accrued interest will be due and payable. At December 31, 2012, there was no outstanding balance on the RLOC. The Company pays an annual commitment fee on the RLOC equal to 0.15% of the difference between the annual average unpaid balance and the $60,000,000 loan commitment. The commitment fee is payable on February 1 of each year. Estimated commitment fees of $77,000 have been accrued at December 31, 2012.

The interest rate on the RLOC was initially established at one month LIBOR plus 250 basis points. Beginning on February 1, 2011, and on each subsequent January 1 through 2020, the interest rate spread over LIBOR is subject to adjustment pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over one month LIBOR. The rate remained at Libor plus 225 basis points on January 1, 2013. On October 1, 2015, Rabo may adjust the interest rate spread to any percentage. Rabo must provide a 30 day notice of the new spreads; at that time the Company has the right to prepay the outstanding balance.

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points beginning October 1, 2010. Quarterly principal payments of $500,000 began on October 1, 2011 and continue through October 1, 2020 when the remaining principal balance and accrued interest will be due and payable.

At December 31, 2012 and September 30, 2012, Alico was in compliance with all of its covenants under the various Rabo loan agreements.

On October 10, 2012, the outstanding mortgage note held by Farm Credit of Florida was paid in full. The payment included $1,794,000 for the principal balance and $66,000 for a prepayment penalty which was included in interest expense on our consolidated statement of operations. The mortgage was collateralized by 7,680 acres of real estate used for farm leases, sugarcane and citrus production. Documents evidencing satisfaction of the mortgage and release of collateral have been received.

Maturities of the Company’s debt were as follows at December 31, 2012:

Due within 1 year	$2,000
Due between 1 and 2 years	2,000
Due between 2 and 3 years	2,000
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	27,500
Total	$37,500

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended December 31,
	2012	2011
Interest expense	$367	$469
Interest capitalized	17	12
Total	$384	$481

Note 7. Disclosures about reportable segments

Segments

The Company is organized into six operating segments which span our five lines of business. The operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. The operating segments are as follows:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for delivery to fresh and processed citrus markets.
•	Alico Fruit includes activities related to agricultural value-added services which include contracting for harvesting, hauling and marketing and the purchase and resale of fruit.
•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
•	Cattle includes the production of beef cattle for sale.
•	Land Leasing and Rentals includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
•	Other Operations consists of insignificant operations that do not otherwise fit within the other five defined operating segments.

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

The accounting policies of the segments are the same as those described in Note 1, Description of the Business and Basis of Presentation. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Consolidated Statements of Operations. All intercompany transactions have been eliminated.

Lines of Business

The Company operates five lines of business related to our various land holdings. The lines of business are as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves on prepared grove land in order to produce fruit for sale to fresh and processed citrus markets.
•	Agricultural Supply Chain Management and Support includes activities related to value-added services which include contracting for harvesting, marketing and hauling and the purchase and resale of fruit.
10

•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been recovered from native pasture and which has various improvements including irrigation, drainage and roads.
•	Ranch and Conservation includes activities related to cattle grazing and management, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pastureland.
•	Other Operations include activities related to rock and sand mining, oil exploration and other insignificant lines of business.

Information by business segment is as follows:

(dollars in thousands)	For the Three Months Ended December 31, 2012
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$7,270	$—	$—	$—	$(1,981)	$5,289
Citrus Groves	7,393	—	—	—	—	—	7,393
Sugarcane	—	—	7,807	—	—	—	7,807
Cattle	—	—	—	177	—	—	177
Land leasing and rentals	—	—	183	244	120	—	547
Other operations	—	—	—	97	46	—	143
Total operating revenue	7,393	7,270	7,990	518	166	(1,981)	21,356
Operating expenses:
Alico Fruit	—	7,515	—	—	—	(1,981)	5,534
Citrus Groves	5,860	—	—	—	—	—	5,860
Sugarcane	—	—	5,757	—	—	—	5,757
Cattle	—	—	—	110	—	—	110
Land leasing and rentals	—	—	117	87	72	—	276
Other operations(a)	—	—	—	—	33	—	33
Total operating expenses	5,860	7,515	5,874	197	105	(1,981)	17,570
Gross profit:
Alico Fruit	—	(245)	—	—	—	—	(245)
Citrus Groves	1,533	—	—	—	—	—	1,533
Sugarcane	—	—	2,050	—	—	—	2,050
Cattle	—	—	—	67	—	—	67
Land leasing and rentals	—	—	66	157	48	—	271
Other operations(a)	—	—	—	97	13	—	110
Gross profit	$1,533	$(245)	$2,116	$321	$61	$—	$3,786
(a)	Other operations include the former real estate segment.
11

(dollars in thousands)	For the Three Months Ended December 31, 2011
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$12,339	$—	$—	$—	$(1,833)	$10,506
Citrus Groves	8,408	—	—	—	—	—	8,408
Sugarcane	—	—	6,087	—	—	—	6,087
Cattle	—	—	—	222	—	—	222
Land leasing and rentals	—	—	254	275	102	—	631
Other operations	—	—	—	159	34	—	193
Total operating revenue	8,408	12,339	6,341	656	136	(1,833)	26,047
Operating expenses:
Alico Fruit	—	12,028	—	—	—	(1,833)	10,195
Citrus Groves	5,157	—	—	—	—	—	5,157
Sugarcane	—	—	4,639	—	—	—	4,639
Cattle	—	—	—	150	—	—	150
Land leasing and rentals	—	—	121	57	76	—	254
Other operations(a)		—	—	—	138	—	138
Total operating expenses	5,157	12,028	4,760	207	214	(1,833)	20,533
Gross profit:
Alico Fruit	—	311	—	—	—	—	311
Citrus Groves	3,251	—	—	—	—	—	3,251
Sugarcane	—	—	1,448	—	—	—	1,448
Cattle	—	—	—	72	—	—	72
Land leasing and rentals	—	—	133	218	26	—	377
Other operations(a)	—	—	—	159	(104)	—	55
Gross profit	$3,251	$311	$1,581	$449	$(78)	$—	$5,514
(a)	Other operations include the former real estate segment.

(dollars in thousands)	Three months ended December 31,
	2012	2011
Depreciation, depletion and amortization:
Alico Fruit	$62	$44
Citrus Groves	519	521
Sugarcane	1,080	811
Cattle	215	232
Land leasing and rentals	96	107
Total segment depreciation and amortization	1,972	1,715
Other depreciation, depletion and amortization	180	181
Total depreciation, depletion and amortization	$2,152	$1,896

(dollars in thousands)	December 31, 2012	September 30, 2012
Total assets:
Alico Fruit	$3,727	$2,066
Citrus Groves	49,319	47,154
Sugarcane	66,194	63,916
Cattle	13,391	11,274
Land leasing and rentals	4,693	4,905
Segment assets	137,324	129,315
Other corporate assets	38,728	55,768
Total assets	$176,052	$185,083

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

The following table provides information relating to purchases of the Company’s common shares on the open market pursuant to the 2008 Plan for the three months ended December 31, 2012:

	Shares	Cost
		(dollars in thousands)
Balance September 30, 2012	23,235	$543
Purchases	38,547	1,411
Issuances	(5,673)	(138)
Balance December 31, 2012	56,109	$1,816

In accordance with the approved plan, the Company may purchase an additional 221,875 shares.

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations in general and administrative expense was $141,000 and $113,000 for the three months ended December 31, 2012 and 2011, respectively.

Note 9. Contingencies

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

Note 10. Related Party Transactions

Atlantic Blue Group, Inc.

Atlantic Blue Group, Inc. (“Atlanticblue” or “ABG”) owns approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue is able to elect all of the directors and, consequently, control Alico. Directors which also serve on Atlanticblue’s board are referred to as “affiliated directors”. Atlanticblue issued a letter dated December 3, 2009, reaffirming its commitment to maintain a majority of independent directors (which may include affiliated directors) on Alico’s board. To be considered independent under Nasdaq rules a director may not be employed by Alico or engage in certain types of business dealings with Alico. In addition as required by Nasdaq rules, the Board is required to make an affirmative determination that the director has no relationships which would interfere with the exercise of independent judgment in carrying out the responsibilities as a director.

John R. Alexander, a major shareholder in Atlanticblue, serves as Chairman of the Company’s Board of Directors. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a director at the June 2012 Atlanticblue shareholder meeting. John R. Alexander was elected to the Atlanticblue Board of Directors in June 2012. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, John R. Alexander’s son-in-law, serves as a Director on the Alico Board of Directors. Robert J. Viguet, Jr., an Alico director, did not stand for re-election as a director of Atlanticblue at its June 2012 shareholder meeting.

Former director Baxter Troutman filed a derivative shareholder suit against John R. and JD Alexander. The Company is reimbursing Messrs.’ Alexander for legal fees to defend themselves against the suit in accordance with the Board of Directors indemnification agreement. All reimbursements are approved by the Special Committee of the Board comprised of four independent directors. For the three months ended December 31, 2012, reimbursements for litigation on behalf of John R. Alexander and JD Alexander were $1,000 and $2,000, respectively. For the three months ended December 31, 2011, reimbursements made on behalf of John R. Alexander and JD Alexander were approximately $42,000 and $113,000, respectively.

Alico Fruit is currently marketing citrus fruit for TRI-County Grove, LLC, a wholly owned subsidiary of Atlanticblue. During the three months ended December 31, 2012 and 2011, Alico Fruit marketed 30,233 and 56,474 boxes of fruit, for approximately $251,000 and $554,000, respectively.

Ben Hill Griffin, Inc.

Citrus revenues of $0 and $120,000 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (“Griffin”) for the three months ended December 31, 2012 and 2011, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s Chairman and former Chief Executive Officer. Accounts receivable in the Condensed Consolidated Balance Sheets include amounts due from Griffin of $66,000 and $94,000 at December 31, 2012 and September 30, 2012, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Alico purchases fertilizer and other miscellaneous supplies, and services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $9,000 and $308,000 for the three months ended December 31, 2012 and 2011, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling approximately $6,000 and $10,000 at December 31, 2012 and September 30, 2012, respectively.

Note 11. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, accounts receivable, accounts payable and accrued expenses at December 31, 2012 and September 30, 2012, approximate fair value because of the immediate or short term maturity of these items. The Company’s certificates of deposit are carried at face value and accrue interest at market rates. Certificates of deposit are valued using Level 1 inputs. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

Level 1 — Observable inputs such as quoted prices in active markets;

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 — Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

There were no gains or losses included in earnings attributable to changes in non-realized gains or losses relating to assets held at December 31, 2012 and 2011.

Note 12. Subsequent Event

On January 28, 2013, Atlanticblue informed Alico of their intention, in light of recent changes in the tax code relating to the sale of certain assets by “subchapter S corporations” such as ABG, to explore the potential sale of substantially all of their assets during the 2013 calendar year and to actively pursue the sale of their entire equity position in Alico to a strategic or financial buyer. Atlanticblue also filed an amended Schedule 13D with the Securities and Exchange Commission on January 29, 2013 announcing their intentions.

The Board of Directors of Alico has formed a Special Committee comprised of its independent Directors to explore working cooperatively with Atlanticblue, to investigate all transaction possibilities and to protect the interests of all shareholders. The Special Committee will retain the services of key financial and legal advisors to assist them in evaluating these possibilities

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2012 and our Quarterly Reports on Form 10-Q.

Overview

We own approximately 130,400 acres of land in five Florida counties (Collier, Glades, Hendry, Lee and Polk). In addition to our principal lines of business which are citrus groves, improved farmland including sugar cane, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

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

Segments

We are organized into six operating segments which span our five lines of business. Our operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. Our operating segments are as follows:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.
•	Alico Fruit includes activities related to agricultural value-added services which include contracting for harvesting, hauling and marketing and the purchase and resale of fruit.
•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
•	Cattle includes the production of beef cattle for sale.
•	Land Leasing and Rentals includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
16

•	Other Operations consists of insignificant operations that do not otherwise fit within the five defined operating segments.

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

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Recently Issued Accounting Standards

See Item 1. Financial Statements, Note 1. Description of Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three months ended December 31, 2012 and 2011:

(dollars in thousands)	Three months ended December 31
				%
	2012	2011	Difference	Change
Operating revenue	$21,356	$26,047	$(4,691)	(18.0)%
Operating expense	17,570	20,533	(2,963)	(14.5)%
Gross profit	3,786	5,514	(1,728)	(31.4)%
General and administrative expenses	1,808	1,990	(182)	(9.2)%
Income from operations	1,978	3,524	(1,546)	(43.9)%
Interest and investment income (loss), net	86	108	(22)	(20.4)%
Interest expense	(367)	(469)	102	(21.8)%
Other income, net	(23)	1	(24)	N/M
Income tax expense	(636)	(1,231)	595	48.4%
Net income	$1,038	$1,933	$(895)	(46.3)%

N/M – Not meaningful

Operating Revenue

The decrease in operating revenue of $4,691,000 or 18.0% for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, is primarily due to a decrease in the sales of citrus fruit by our Alico Fruit and Citrus Groves segments, partially offset by an increase in Sugarcane. See Segment Results below for further discussion of our revenues from operations.

Gross Profit

Gross profit decreased by $1,728,000 or 31.4% for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, as a result of a decrease in Citrus Groves partially offset by the increase in Sugarcane. See Segment Results below for further discussion of our revenues and expenses from operations.

General and administrative expenses

General and administrative expenses decreased by $182,000 for the quarter ended December 31, 2012 as compared to the three months ended December 31, 2011. The decrease was primarily due to a decrease in professional fees as a result of the IRS settlement and the shareholder derivative action complaint in fiscal year 2012. During the three months ended December 31, 2012 and 2011, legal fees incurred as a result of the IRS audit and appeals process were $0 and $106,000, respectively, and $34,000 and $200,000 for defense of the shareholder derivative action complaint, respectively.

Interest Expense

Interest expense decreased by $102,000 or 21.8% for the three months ended December 31, 2012 as compared with the three months ended December 31, 2011. The decrease in interest expense is primarily due to the reduction of our outstanding debt and the payoff of the $1,794,000 Farm Credit of Florida mortgage note and, to a lesser extent, to a decrease in the average interest rates quarter-over-quarter. The decrease was partially offset by the pre-payment penalty incurred on the Farm Credit mortgage note of $66,000 which was included in interest expense for the first quarter of fiscal year 2013. The weighted average interest rate for the three months ended December 31, 2012 was 2.73% as compared to 2.95% for the three months ended December 31, 2011. See Item 1. Financial Statements, Note 6. Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Provision for income taxes

Income tax expense was approximately $636,000 and $1,231,000 for the quarters ended December 31, 2012 and 2011, respectively. Alico’s effective tax rate was 38.0% and 38.9% for the three months ended December 31, 2012 and 2011, respectively.

Segment Results

Operating Revenue

The following table sets forth a comparison of segment operating revenues and gross profit for the three months ended December 31, 2012 and 2011.

(dollars in thousands )	Three months ended December 31
	2012	2011	Difference	% Change
Operating revenues
Alico Fruit Company	$5,289	$10,506	$(5,217)	(49.7)%
Citrus Groves	7,393	8,408	(1,015)	(12.1)%
Sugarcane	7,807	6,087	1,720	28.3%
Cattle	177	222	(45)	(20.3)%
Land leasing and rentals	547	631	(84)	(13.4)%
Other	143	193	(50)	(25.9)%
Total operating revenue	$21,356	$26,047	$(4,691)	(18.0)%

Gross Profit

(dollars in thousand )	Three months December 31
	2012	2011	Difference	% Change
Gross Profit:
Alico Fruit Company	$(245)	$311	$(556)	(178.8)%
Citrus Groves	1,533	3,251	(1,718)	(52.9)%
Sugarcane	2,050	1,448	602	41.6%
Cattle	67	72	(5)	(7.0)%
Land leasing and rentals	271	377	(106)	(28.2)%
Other	110	55	55	100%
Gross Profit	$3,786	$5,514	$(1,728)	(31.4)%

Alico Fruit Company

For the quarter ended December 31, 2012, Alico Fruit’s operations produced revenues of $5,289,000 as compared to $10,506,000 for the three months ended December 31, 2011, a decrease of $5,217,000 or 49.7%. Revenues decreased as a result of fewer boxes sold and lower market prices. For the quarter ended December 31, 2012, fruit sales revenue was $4,009,000 as compared to $8,647,000 for the quarter ended December 31, 2011, a decrease of $4,638,000 or 53.7%. The number of boxes of citrus fruit sold for the quarter ended December 31, 2012 was 530,000 as compared to 833,000 for the quarter ended December 31, 2011, a decrease of 303,000 or 36.4%. The average sales price decreased to $1.34 per pound solids for the three months ended December 31, 2012 from $1.74 per pound solids for the three months ended December 31, 2011, a decrease of $0.40 or 23.0%.

For the quarter ended December 31, 2012, value-added services revenue was $933,000 as compared to $1,391,000 for the quarter ended December 31, 2011, a decrease of $458,000 or 33.0%. The number of boxes to which value-added services applied was 571,000 for the quarter ended December 31, 2012 and 812,000 for the quarter ended December 31, 2011, a decrease of 241,000 or 29.7%.

Gross deficit was $245,000 for the three months ended December 31, 2012 as compared to gross profit of $311,000 for the three months ended December 31, 2011. Gross profit decreased by $556,000 or 178.8% for the three months ended December 31, 2012, as compared to the same period in 2011 due to the decrease in the number of boxes sold, unfavorable market pricing of citrus fruit and approximately $300,000 in repair and maintenance expenses incurred to upgrade our trailers that is considered non-recurring in nature. We expect the total boxes handled through our trading activities and value-added services to decrease over the prior year due to a smaller crop harvested in the State of Florida of approximately 13% to 15%. Additionally, the price decrease experienced in the Early and Mid-Season varieties in our first quarter of fiscal year 2013 is expected to continue during fiscal year 2013. It is too early to determine the pricing effects on the Valencia crop for fiscal year 2013.

Citrus Groves

Revenues in the Citrus Groves segment were $7,393,000 for the quarter ended December 31, 2012, as compared to $8,408,000 for the quarter ended December 31, 2011, a decrease of $1,015,000 or 12.1%. Gross profit decreased by $1,718,000 or 52.9% for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The decrease in revenue was primarily due to a decrease in market prices and the average pound solids per box on our early and mid-season varieties.

Fresh Fruit

Revenues for fresh fruit were $814,000 for the three months ended December 31, 2012, as compared to $792,000 for the three months ended December 31, 2011, an increase of $22,000 or 2.8%. The increase in revenues for fresh fruit sales was due to an increase in the average revenue per box of $2.48, which was partially offset by a decrease in the number of boxes harvested. The total number of boxes harvested was 73,000 for the quarter ended December 31, 2012, as compared to 91,000 for the quarter ended December 31, 2011, a decrease of 18,000 or 19.8%.

Early and Mid-Season Varieties

Revenues for the early and mid-season varieties were $6,560,000 for the three months ended December 31, 2012, as compared to $7,603,000 for the three months ended December 31, 2011, a decrease of $1,043,000 or 13.8%. The price per pound solids for the three months ended December 31, 2012 was $1.53 as compared to $1.72 for the three months ended December 31, 2011, a decrease of $0.19 or 11.1%. The total number of boxes harvested and the total pound solids was 740,000 and 4,295,000, for the three months ended December 31, 2012, as compared to 735,000 and 4,424,000, respectively, for the three months ended December 31, 2011, an increase of 5,000 boxes or 0.7% and a decrease of 129,000 pound solids or 3.0%, respectively. The reduction in total pound solids is due to a decrease in average solids per box of 0.22. The average pound solids per box was 5.80 for the quarter ended December 31, 2012, as compared to 6.02 for the same period in fiscal year 2012, a decrease of 3.7%. The number of boxes harvested during the three months ended December 31, 2012, is approximately 39% of our estimated early and mid-season varieties as compared to approximately 34% from the same period in fiscal year 2012.

Sugarcane

Sugarcane revenues increased by $1,720,000 or 28.3% for the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011. The gross profit for the three months ended December 31, 2012, was $2,050,000 as compared to $1,448,000 for the three months ended December 31, 2011, an increase of $602,000 or 41.6%. Standard tons of sugarcane harvested were approximately 190,000 and 148,000 for the three months ended December 31, 2012 and 2011, respectively, an increase of 28.4%. Sugarcane prices decreased by $0.17 or 0.5% for the three months ended December 31, 2012 as compared with the three months ended December 31, 2011. We have approximately 13,400 sugarcane producing acres in fiscal year 2013 as compared to 9,634 sugarcane producing acres during fiscal year 2012, a net increase of 3,766 acres or 39.1%, and have harvested approximately 40% of our sugarcane acres at December 31, 2012, as compared to 44% at December 31, 2011.

Cattle

Revenues from Cattle operations were $177,000 for the three months ended December 31, 2012 as compared to $222,000 thousand for the three months ended December 31, 2011, a decrease of $45,000 or 20.3%. Gross profit from our cattle operations decreased by 7.0% for the three months ended December 31, 2012 as compared to the same period of fiscal year 2012. The total pounds of beef sold were 121,000 and 277,000, primarily due to timing, and the average price received per pound sold was $1.33 and $0.80 for the three months ended December 31, 2012 and 2011, respectively. Market pricing for cattle increased quarter-over-quarter; however, overall we anticipate pricing for fiscal year 2013 to remain consistent with fiscal year 2012.

Land leasing and rentals

We lease land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $547,000 and $631,000 for the three months ended December 31, 2012 and 2011, respectively, a decrease of 13.4%. Gross profit decreased by 28.2% for the three months ended December 31, 2012, as compared to the same period in fiscal year 2011. The decrease in revenue and gross profit is due to the non-renewal of a farmland lease by one of our tenants during the quarter ended December 31, 2012. We are currently pursuing additional leases for our improved farm land.

Other

Other operations include sod production, the sale of native plants to local landscaping companies, mining royalties and real estate. The sales of sod, native plants and mining royalties are not significant to our financial position, results of operations and cash flows.

Liquidity and Capital Resources

(dollars in thousands)	December 31, 2012	September 30, 2012
Cash and cash equivalents	$902	$15,828
Investments	$258	$257
Total current assets	$36,583	$51,467
Total current liabilities	$9,445	$17,148
Working capital	$27,138	$34,319
Total assets	$176,052	$185,083
Notes payable	$37,500	$39,900
Current ratio	3.87:1	3.00:1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at December 31, 2012. See Item 1. Financial Statement, Note 6. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

At December 31, 2012, we had cash and cash equivalents of $902,000, as compared to $15,828,000 at September 30, 2012, a decrease of 14,926,000. The decrease in cash was primarily due to capital expenditures of $7,983,000, paying off the principal balance of the Farm Credit of Florida (“Farm Credit”) note payable of $1,966,000 which included a $66,000 pre-payment penalty, the purchase of treasury shares of $1,411,000 and cash used to fund our working capital needs during the first quarter of fiscal year 2013.

We use a cash management program with Rabobank designed to minimize the outstanding balance on the RLOC. Our various Rabobank accounts are swept daily into a concentration account. Prior to August 2, 2012, we maintained a target balance of $250,000 in the concentration account on a daily basis. Any balances in excess of the target balance were automatically applied to pay down the RLOC. In the event that the concentrated balances fell below the target, a draw on the line would be automatically initiated, to maintain the target balance. We modified the arrangement with Rabobank on August 2, 2012 which increased the maximum concentrated balance from $250,000 to $20,000,000 to effectively suspend the principal payments to the RLOC. Borrowings on the RLOC are not initiated unless the concentrated balance falls below $250,000.

Our credit facility with Rabobank includes a 10 year $37,500,000 term note bearing interest at one month LIBOR plus 250 basis points, payable quarterly. Quarterly principal payments of $500,000 are due through July 2020 with a balloon payment equal to the remaining unpaid principal and interest due in October 2020. The $60,000,000 RLOC has a 10 year term. The interest rate spread over LIBOR is subject to an annual adjustment pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over monthly LIBOR. The rate remained at Libor plus 225 basis points at January 1, 2013, due to the favorable debt service coverage ratio in fiscal year 2012. On October 1, 2015, Rabobank may adjust the interest rate spread to any percentage. Rabobank must provide a 30 day notice of the new spreads, and we have the right to prepay the outstanding balance without penalty.

On September 6, 2012, we reached an agreement with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, to sell a conservation easement on approximately 11,600 acres of property located in Hendry County, Florida for approximately $20,700,000. We expect to recognize a $19,500,000 gain which will be treated as a capital gain for tax purposes and may be used against our $48,500,000 capital loss carryforward from the sale of our Lee County, Florida properties which closed on July 25, 2012 and October 3, 2012. We expect to finalize the sale of the easement in fiscal year 2013. The easement agreement provides for the property to be enrolled in perpetuity in the Wetlands Reserve Program. The Wetlands Program is designed to restore, protect and enhance the values of the wetland and for the conservation of natural resources.

Net Cash Used In Operating Activities

Cash used in operating activities was $2,939,000 for the three months ended December 31, 2012 which compared unfavorably to cash used in operating activities of $237,000 for the three months ended December 31, 2011. The change in cash used in operating activities was due to changes in our working capital accounts, primarily accounts receivables, inventories and accounts payables. Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Cash Used In Investing Activities

Cash used in investing activities for the three months ended December 31, 2012 and 2011 was $5,382,000 and $3,861,000, respectively. The use of cash in investing activities is primarily due to capital expenditures made during our first quarter. Capital expenditures were $7,983,000 for the first quarter of fiscal year 2013, which included $2,292,000 for completing the expansion of approximately 4,000 acres into improved farmland for sugarcane, $3,174,000 for replanting sugarcane to be harvested in fiscal year 2014, $1,768,000 for the purchase of cattle, $271,000 for citrus and approximately $478,000 for other capital expenditures. We received net cash proceeds of $2,391,000 for the sale of our properties in Lee County, Florida. See Item 1. Financial Statements, Note 4. Property and Equipment.

Capital expenditures during the first three months of fiscal 2012 were $4,419,000 which included $2,864,000 for the replanting of 4,500 acres of sugarcane during the period which are being harvested in fiscal year 2013, $429,000 for cattle and $1,126,000 for certain other capital expenditures.

Cash (Used In) Provided By Financing Activities

Cash used in financing activities was $4,105,000 for the three months ended December 31, 2012 and cash provided by financing activities was $3,429,000 for the same period of fiscal year 2012. Cash used in financing activities for the period ended December 31, 2012 was primarily a result of paying off the outstanding balance of the Farm Credit note payable of $1,900,000 and the principal payment of $500,000 on our Rabo term loan, compared to cash provided by net borrowings of $4,311,000 during the three months ended December 31, 2011. We also used cash to purchase treasury shares totaling $1,411,000 during the three months ended December 31, 2012. Cash used for the payment of dividends was $294,000 and $882,000 during the three months ended December 31, 2012 and 2011, respectively.

We purchased 38,547 shares on the open market at an average price of $36.61 during the three months ended December 31, 2012. We did not purchase any treasury shares during the first quarter of fiscal year 2012. At December 31, 2012, 221,875 shares were available for acquisition in accordance with our 2008 Equity Incentive Plan.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $18,984,000 at December 31, 2012 for delivery in fiscal years 2013 through 2016. All of these obligations are covered by sales agreements totaling $18,984,000. Alico’s management currently believes that all committed purchase quantities will be sold at cost or higher.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2012.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended September 30, 2012.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended October 31, 2012	1,154	$30.97	1,154	259,268
Month ended November 30, 2012	66	$31.09	66	252,202
Month ended December 31, 2012	37,327	$36.79	37,327	221,875

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None

 ITEM 6. Exhibits

Exhibit No.		Description of Exhibit

3.9		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	*	XBRL Instance Document	Filed herewith

101.SCH	*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	*	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	*	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: February 7, 2013	By:	/s/JD Alexander
JD Alexander
Chief Executive Officer and President

Date: February 7, 2013	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Date: February 7, 2013	By:	/s/Jerald R. Koesters
Jerald R. Koesters
Chief Accounting Officer and Controller

Index to Exhibits

Exhibit No.		Description of Exhibit

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	*	XBRL Instance Document	Filed herewith

101.SCH	*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	*	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	*	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

