Form 10-Q
period 2013-03-31
ALICO INC
filed 2013-05-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

There were 7,299,619 shares of common stock, par value $1.00 per share, outstanding as of May 1, 2013.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except for per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Operating revenues:
Citrus Groves	$17,062	$25,094	$24,455	$33,502
Agricultural Supply Chain Management	11,870	20,288	17,159	30,794
Improved Farmland	8,929	7,822	16,919	14,163
Ranch and Conservation	338	751	856	1,407
Other Operations	211	142	377	278
Total operating revenue	38,410	54,097	59,766	80,144

Operating expenses:
Citrus Groves	12,839	13,851	18,699	19,008
Agricultural Supply Chain Management	11,257	19,532	16,791	29,727
Improved Farmland	7,142	6,017	13,016	10,777
Ranch and Conservation	63	250	260	457
Other Operations	95	209	200	423
Total operating expenses	31,396	39,859	48,966	60,392
Gross profit	7,014	14,238	10,800	19,752
Corporate general and administrative	2,464	1,807	4,272	3,797

Income from operations	4,550	12,431	6,528	15,955
Other (expense) income:
Interest and investment income, net	275	(66)	361	42
Interest expense	(311)	(467)	(678)	(936)
Other income, net	59	31	36	32
Total other income (expense), net	23	(502)	(281)	(862)
Income before income taxes	4,573	11,929	6,247	15,093
Income tax expense	1,800	4,515	2,436	5,746
Net income	$2,773	$7,414	$3,811	$9,347

Weighted-average number of shares outstanding
Basic	7,293	7,355	7,324	7,354
Diluted	7,320	7,355	7,337	7,354
Earnings per common share amounts:
Basic	$0.38	$1.01	$0.52	$1.27
Diluted	$0.38	$1.01	$0.52	$1.27
Cash dividends declared per common share	$0.08	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share amounts)

	March 31, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,513	$13,328
Restricted cash	—	2,500
Investments	259	257
Accounts receivable, net	9,062	3,071
Income tax receivable	73	1,327
Inventories	22,345	27,290
Assets held for sale	—	2,475
Other current assets	1,388	1,219
Total current assets	36,640	51,467

Investment in Magnolia Fund	5,932	5,607
Investments, deposits and other non-current assets	2,052	2,145
Deferred income taxes	2,168	2,168
Cash surrender value of life insurance	858	862
Property, buildings and equipment, net	130,906	122,834
Total assets	$178,556	$185,083

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,367	$4,929
Long-term debt, current portion	2,000	3,267
Accrued expenses	1,258	2,488
Income taxes payable	767	484
Dividend payable	583	883
Accrued ad valorem taxes	545	1,685
Other current liabilities	927	3,412
Total current liabilities	11,447	17,148

Long-term debt, net of current portion	35,000	36,633
Deferred retirement benefits, net of current portion	3,828	3,756
Total liabilities	50,275	57,537

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	—	—
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,289,813 and 7,353,871 shares outstanding at March 31, 2013 and September 30, 2012, respectively	7,377	7,377
Additional paid in capital	9,147	9,053
Treasury stock at cost, 87,293 and 23,235 shares held at March 31, 2013 and September 30, 2012, respectively	(3,132)	(543)
Retained earnings	114,889	111,659

Total stockholders’ equity	128,281	127,546
Total liabilities and stockholders’ equity	$178,556	$185,083

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended March 31
	2013	2012
Net cash flows provided by operating activities	$6,942	$13,600

Cash flows from investing activities:
Purchases of property and equipment	(12,973)	(7,901)
Decrease in restricted cash	2,500	—
Decrease in real estate deposits	(2,500)	—
Proceeds from disposals of property and equipment	2,794	550
Return on investment in Magnolia	—	1,341
Proceeds from sales of investments	—	735
Collections of mortgages and notes receivable	13	28
Net cash used in investing activities	(10,166)	(5,247)

Cash flows from financing activities:
Principal payments on notes payable	(2,900)	(1,641)
Borrowings on revolving line of credit	1,386	25,179
Repayments on revolving line of credit	(1,386)	(30,996)
Treasury stock purchases	(2,810)	(288)
Dividends paid	(881)	(1,175)
Net cash used in financing activities	(6,591)	(8,921)

Net decrease in cash and cash equivalents	(9,815)	(568)
Cash and cash equivalents at beginning of period	13,328	1,336
Cash and cash equivalents at end of period	$3,513	$768
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$520	$921
Cash paid for income taxes	$1,168	$2,915

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except for share and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) is an agribusiness and land management company. The Company owns approximately 130,400 acres of land in five Florida counties (Collier, Glades, Hendry, Lee and Polk). Our principal lines of business are citrus groves, improved farmland including sugarcane, cattle ranching and conservation, and other operations which includes rock mining.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates based upon future events. The Company periodically evaluates the estimates. The estimates are based on current and expected economic conditions, historical experience and various other specific assumptions that the Company believes to be reasonable.

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

Note 2. Inventories

A summary of the Company’s inventories is presented below:

	March 31, 2013	September 30, 2012
Unharvested fruit crop on the trees	$13,494	$16,176
Unharvested sugarcane	6,037	10,185
Beef cattle	2,627	768
Other	187	161
Total Inventories	$22,345	$27,290

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at March 31, 2013 and September 30, 2012.

	March 31,	September 30,
	2013	2012
Breeding herd	$12,878	$10,062
Buildings	11,234	10,975
Citrus trees	33,667	33,164
Sugarcane	15,834	12,617
Equipment and other facilities	45,158	42,043
Total depreciable properties	118,771	108,861
Less accumulated depreciation and depletion	68,314	65,220
Net depreciable properties	50,457	43,641
Land and land improvements	80,449	79,193
Net property, buildings and equipment	$130,906	$122,834

Lee County, Florida Properties

On October 3, 2012, the final two parcels of our Lee County, Florida properties closed. The total sales price for the parcels was $2,475,000. At September 30, 2012, the parcels were included in assets held for sale on the Condensed Consolidated Balance Sheet totaling $2,475,000 and a deposit for the parcels of $2,500,000 was included in restricted cash and other current liabilities. On October 3, 2012, the restriction on the $2,500,000 was lifted.

Note 4. Income taxes

Alico’s effective tax rate was 39.0% and 38.1% for the six months ended March 31, 2013 and 2012, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at March 31, 2013 and September 30, 2012. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

On May 16, 2012, the Company reached a settlement with the IRS related to its examination of the returns of Alico, Agri-Insurance, Ltd., (a former subsidiary of the Company) and Alico-Agri for the tax years 2005 through 2007. As a result of the settlement, the Company paid Federal taxes of $613,000 and interest of $225,000. On October 9, 2012, the Company paid the State of Florida $318,000 for taxes and $5,000 for interest as a result of the IRS settlement. The Company accrued $149,000 at September 30, 2012, for additional state interest and penalties. The actual amount paid was $135,000 for state interest. No amount was due for state penalties and the remaining accrual was reversed during the second quarter of fiscal year 2013.

Note 5. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

	Revolving line of credit	Term loan	Mortgage note payable	Total
March 31, 2013
Principal balance outstanding	$—	$37,000	$—	$37,000
Remaining available credit	$60,000	$—	$—	$60,000
Effective interest rate	2.45%	2.70%	—%
Scheduled maturity date	Oct 2020	Oct 2020	—
Collateral	Real estate	Real estate	—
September 30, 2012
Principal balance outstanding	$—	$38,000	$1,900	$39,900
Remaining available credit	$60,000	$—	$—	$60,000
Effective interest rate	2.48%	2.73%	6.68%
Scheduled maturity date	Oct 2020	Oct 2020	Mar 2014
Collateral	Real estate	Real estate	Real estate

The Company has a credit facility including a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $97,000,000. The revolving line of credit and term note are collateralized by 43,991 acres of farmland and 12,280 acres of additional real property containing approximately 8,600 acres of producing citrus groves.

The $60,000,000 RLOC bears interest at a floating rate payable on the first day of each calendar quarter. The RLOC matures on October 1, 2020. At March 31, 2013, there was no outstanding balance on the RLOC. The Company pays an annual commitment fee on the RLOC equal to 0.15% of the difference between the annual average unpaid balance and the $60,000,000 loan commitment. The commitment fee is payable on February 1 of each year. Commitment fees of approximately $87,000 were paid during February 2013 and $15,000 was accrued at March 31, 2013.

The interest rate on the RLOC is based on the one month LIBOR plus a spread. The spread is determined based upon our debt service coverage ratios for the preceding fiscal year and can vary from 225 to 250 basis points. The rate is currently at Libor plus 225 basis points. On October 1, 2015, Rabo may adjust the interest rate spread to any percentage above one month Libor. Rabo must provide a 30 day notice of the new spreads; at that time, the Company has the right to prepay the outstanding balance.

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points. It also requires quarterly principal payments of $500,000 through October 1, 2020, when the remaining principal balance and accrued interest will be due and payable.

At March 31, 2013 and September 30, 2012, Alico was in compliance with all of its covenants under the various Rabo loan agreements.

On October 10, 2012, the outstanding mortgage note held by Farm Credit of Florida was paid in full. The payment included $1,794,000 for the principal balance and $66,000 for a prepayment penalty which was included in interest expense on our consolidated statement of operations. The mortgage was collateralized by 7,680 acres of real estate used for farm leases, sugarcane and citrus production. The collateral was released upon satisfaction of the mortgage.

Maturities of the Company’s debt were as follows at March 31, 2013:

Due within 1 year	$2,000
Due between 1 and 2 years	2,000
Due between 2 and 3 years	2,000
Due between 3 and 4 years	2,000
Due between 4 and 5 years	2,000
Due beyond five years	27,000
Total	$37,000

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Interest expense	$311	$467	$678	$936
Interest capitalized	12	9	29	38
Total	$323	$476	707	974

Note 6. Disclosures about reportable segments

Lines of Business

The Company operates five lines of business related to our various land holdings. The lines of business are as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves on prepared grove land in order to produce fruit for sale to fresh and processed citrus markets.
•	Agricultural Supply Chain Management and Support includes activities related to value-added services which include contracting for harvesting, marketing and hauling and the purchase and resale of fruit.
•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been recovered from native pasture and which has various improvements including irrigation, drainage and roads.
•	Ranch and Conservation includes activities related to cattle grazing and management, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.
•	Other Operations include activities related to rock and sand mining, oil exploration and other insignificant lines of business.

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

Intersegment sales and transfers are accounted for by the Company as if the sales or transfers were to third parties at current market prices. Goods and services produced by these segments are sold to wholesalers and processors in the United States which prepare the products for consumption. The Company evaluates the segments performance based on direct margins from operations before general and administrative costs, interest expense and income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are the same as those described in Note 1, Description of the Business and Basis of Presentation. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Consolidated Statements of Operations. All intercompany transactions have been eliminated.

Information by business segment is as follows:

	For the Three Months Ended March 31, 2013
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$16,134	$—	$—	$—	$(4,264)	$11,870
Citrus Groves	17,062	—	—	—	—	—	17,062
Sugarcane	—	—	8,664	—	—	—	8,664
Cattle	—	—	—	11	—	—	11
Land leasing and rentals	—	—	265	247	109	—	621
Other operations	—	—	—	80	102	—	182
Total operating revenue	17,062	16,134	8,929	338	211	(4,264)	38,410

Operating expenses:
Alico Fruit	—	15,521	—	—	—	(4,264)	11,257
Citrus Groves	12,839	—	—	—	—	—	12,839
Sugarcane	—	—	7,077	—	—	—	7,077
Cattle	—	—	—	8	—	—	8
Land leasing and rentals	—	—	65	55	72	—	192
Other operations(a)	—	—	—	—	23	—	23
Total operating expenses	12,839	15,521	7,142	63	95	(4,264)	31,396

Gross profit:
Alico Fruit	—	613	—	—	—	—	613
Citrus Groves	4,223	—	—	—	—	—	4,223
Sugarcane	—	—	1,587	—	—	—	1,587
Cattle	—	—	—	3	—	—	3
Land leasing and rentals	—	—	200	192	37	—	429
Other operations(a)	—	—	—	80	79	—	159
Gross profit	$4,223	$613	$1,787	$275	$116	$—	$7,014

(a)	Other operations include the former real estate segment, as well as other operating activities.

	For the Three Months Ended March 31, 2012
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$25,368	$—	$—	$—	$(5,080)	$20,288
Citrus Groves	25,094	—	—	—	—	—	25,094
Sugarcane	—	—	7,572	—	—	—	7,572
Cattle	—	—	—	378	—	—	378
Land leasing and rentals	—	—	250	267	108	—	625
Other operations	—	—	—	106	34	—	140
Total operating revenue	25,094	25,368	7,822	751	142	(5,080)	54,097

Operating expenses:
Alico Fruit	—	24,612	—	—	—	(5,080)	19,532
Citrus Groves	13,851	—	—	—	—	—	13,851
Sugarcane	—	—	5,912	—	—	—	5,912
Cattle	—	—	—	168	—	—	168
Land leasing and rentals	—	—	105	82	75	—	262
Other operations(a)	—	—	—	—	134	—	134
Total operating expenses	13,851	24,612	6,017	250	209	(5,080)	39,859

Gross profit:
Alico Fruit	—	756	—	—	—	—	756
Citrus Groves	11,243	—	—	—	—	—	11,243
Sugarcane	—	—	1,660	—	—	—	1,660
Cattle	—	—	—	210	—	—	210
Land leasing and rentals	—	—	145	185	33	—	363
Other operations(a)	—	—	—	106	(100)	—	6
Gross profit	$11,243	$756	$1,805	$501	$(67)	$—	$14,238

(a)	Other operations include the former real estate segment, as well as other operating activities.
11

	For the Six Months Ended March 31, 2013
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$23,404	$—	$—	$—	$(6,245)	$17,159
Citrus Groves	24,455	—	—	—	—	—	24,455
Sugarcane	—	—	16,471	—	—	—	16,471
Cattle	—	—	—	188	—	—	188
Land leasing and rentals	—	—	448	490	230	—	1,168
Other operations	—	—	—	178	147	—	325
Total operating revenue	24,455	23,404	16,919	856	377	(6,245)	59,766

Operating expenses:
Alico Fruit	—	23,036	—	—	—	(6,245)	16,791
Citrus Groves	18,699	—	—	—	—	—	18,699
Sugarcane	—	—	12,834	—	—	—	12,834
Cattle	—	—	—	118	—	—	118
Land leasing and rentals	—	—	182	139	147	—	468
Other operations(a)	—	—	—	3	53	—	56
Total operating expenses	18,699	23,036	13,016	260	200	(6,245)	48,966

Gross profit:
Alico Fruit	—	368	—	—	—	—	368
Citrus Groves	5,756	—	—	—	—	—	5,756
Sugarcane	—	—	3,637	—	—	—	3,637
Cattle	—	—	—	70	—	—	70
Land leasing and rentals	—	—	266	351	83	—	700
Other operations(a)	—	—	—	175	94	—	269
Gross profit	$5,756	$368	$3,903	$596	$177	$—	$10,800

(a)	Other operations include the former real estate segment, as well as other operating activities.

	For the Six Months Ended March 31, 2012
	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Intra-Company Eliminations	Total
Revenues
Alico Fruit	$—	$37,707	$—	$—	$—	$(6,913)	$30,794
Citrus Groves	33,502	—	—	—	—	—	33,502
Sugarcane	—	—	13,659	—	—	—	13,659
Cattle	—	—	—	600	—	—	600
Land leasing and rentals	—	—	504	542	210	—	1,256
Other operations	—	—	—	265	68	—	333
Total operating revenue	33,502	37,707	14,163	1,407	278	(6,913)	80,144

Operating expenses:
Alico Fruit	—	36,640	—	—	—	(6,913)	29,727
Citrus Groves	19,008	—	—	—	—	—	19,008
Sugarcane	—	—	10,551	—	—	—	10,551
Cattle	—	—	—	318	—	—	318
Land leasing and rentals	—	—	226	139	151	—	516
Other operations(a)	—	—	—	—	272	—	272
Total operating expenses	19,008	36,640	10,777	457	423	(6,913)	60,392

Gross profit:
Alico Fruit	—	1,067	—	—	—	—	1,067
Citrus Groves	14,494	—	—	—	—	—	14,494
Sugarcane	—	—	3,108	—	—	—	3,108
Cattle	—	—	—	282	—	—	282
Land leasing and rentals	—	—	278	403	59	—	740
Other operations(a)	—	—	—	265	(204)	—	61
Gross profit	$14,494	$1,067	$3,386	$950	$(145)	$—	$19,752

(a)	Other operations include the former real estate segment, as well as other operating activities.
13

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Depreciation, depletion and amortization:
Alico Fruit	$61	$57	$123	$101
Citrus Groves	524	522	1,043	1,043
Sugarcane	1,334	1,109	2,414	1,920
Cattle	329	304	544	536
Land Leasing and Rentals	96	110	192	217
Total segment depreciation, depletion and amortization	2,344	2,102	4,316	3,817
Other depreciation, depletion and amortization	142	109	322	290
Total depreciation, depletion and amortization	$2,486	$2,211	$4,638	$4,107

	March 31, 2013	September 30, 2012
Total assets:
Alico Fruit	$2,172	$2,066
Citrus Groves	47,421	47,154
Sugarcane	67,624	63,916
Cattle	15,441	11,274
Land leasing and rentals	4,597	4,905
Segment assets	137,255	129,315
Other corporate assets	41,301	55,768
Total assets	$178,556	$185,083

Note 7. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding restricted stock grants under its 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by shareholders on February 20, 2009. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determines subject to the provisions of SEC Rule 10b-18. Effective April 1, 2013, the Board of Directors adopted the 2013 Incentive Plan (the “2013 Plan”) which supersedes the 2008 Plan. The 2013 Plan was approved by shareholders at the February 22, 2013 shareholders meeting. Under the terms of the 2013 Plan, 350,000 shares of the Company’s common stock may be purchased and reserved for awards.

The following table provides information relating to purchases of the Company’s common shares on the open market pursuant to the 2008 Plan for the six months ended March 31, 2013:

	Shares	Cost
Balance September 30, 2012	23,235	$543
Purchases	73,768	2,810
Issuances to Directors	(9,710)	(221)
Balance March 31, 2013	87,293	$3,132

Through March 31, 2013, the Company had purchased 163,376 shares and had available to purchase an additional 186,654 shares in accordance with the 2008 Plan which was superseded by the 2013 Plan on April 1, 2013.

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations in general and administrative expenses was $174,000 and $315,000 for the three and six months ended March 31, 2013, respectively, and $125,000 and $246,000 for the three and six months ended March 31, 2012, respectively. Stock-based compensation is recorded for the Board of Directors fees paid in treasury stock and the Long Term Incentive Compensation Plan restricted common stock awards.

Long Term Incentive Plan

On May 26, 2011, the Company’s Board of Directors approved the adoption of the Long-Term Incentive Program (the “Program”), as part of the 2008 Plan. The Compensation Committee and the Board of Directors of the Company approved the contingent award of 152,403 shares of common stock to the Named Executive Officers (the “NEOs”) of the Company. On May 26, 2011, 58,610 shares were granted to the NEOs other than the Chief Executive Officer (“CEO”) and on April 19, 2012, 93,793 shares were awarded to the CEO under restricted stock award agreements. The total value of the awards at the grant date were $321,000. The value was determined by application of a valuation model. In addition to the various criteria outlined herein, the model assumed annual volatility of 53.3% and a risk free interest rate of 2.80%.

Performance Criteria:

Either the “Performance Criteria” or “Partial Performance” must be achieved during the five year period following the award date (the “Performance Period”) as well as certain service conditions for the CEO and/or the NEOs to receive the awards. The performance criteria will have been achieved if, at any time during the Performance Period, the average of the closing prices of the common stock over the most recent 20 consecutive trading day period exceeds (i) $46.00 for the CEO and $50.40 for the NEOs (representing 200% of the 20 Day Average Closing Price determined as of the Award Date at any time during the three year period commencing on the award date, or the “base stock price”), or (ii) $49.22 for the CEO and $53.93 for the NEOs (representing 214% of the base stock price) at any time during the one year period commencing on the third anniversary of the award date and ending on the fourth anniversary of the award date, or (iii) $52.44 for CEO and $57.46 for other NEOs (representing 228% of the base stock price) at any time during the one year period commencing on the fourth anniversary of the award date and ending on the fifth anniversary of the award date. If the 20 Day Average Closing Price equals or exceeds 100% of the applicable target average stock price on any day during the Performance Period, the recipients will be awarded, subject to vesting, 100% of the shares. Participants must be must be employed in an executive position through the following dates to receive their stock awards: (i) Fifty Percent (50%) of the Award Level shall immediately vest upon achievement of the Target Average Stock Price (the “Achievement Date”), (ii) Twenty-Five Percent (25%) of the Award Level shall vest on the first anniversary of the Achievement Date, and (iii) Twenty-Five Percent (25%) of the Award Level shall vest on the second anniversary of the Achievement Date.

If the Performance Criteria is not achieved during the Performance Period, but at any time during the Performance Period the 20 Day Average Closing Price exceeds 90% of the applicable target average stock price, then fifty percent (50%) of the common shares will be awarded, subject to vesting, at the end of the Performance Period (“Partial Performance”). Participants must be employed in an executive position through the following dates to receive their stock awards: (i) Twenty-Five Percent (25%) of the Award Level shall vest on the last day of the Performance Period (“Partial Performance Achievement Date” in the case of Partial Performance), (ii) Twelve and One-Half Percent (12.5%) of the Award Level shall vest on the first anniversary of the Partial Performance Achievement Date and (iii) Twelve and One-Half Percent (12.5%) of the Award Level shall vest on the second anniversary of the Partial Performance Achievement Date.

No restricted common stock will be awarded under the Program unless the Performance Criteria or Partial Performance Criteria are achieved during the five year period following the Award Date as specified. Each participant signed an award agreement with the Company setting forth the terms of the award.

On February 8, 2013, the CEO’s restricted common stock award under the Program exceeded 90% of the applicable Target Average Stock Price in accordance with the Partial Performance Criteria. Additionally, on April 3, 2013, the NEO’s stock awards under the Program exceeded 90% of the applicable Target Average Stock Price.

The portion of stock-based compensation expense recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2013 for these market-based awards was $27,000. The Company used a binomial model to calculate the fair value at the grant date.

In the event of a change in control, reorganization, liquidation or sale of the Company, all shares awarded but unvested will become fully vested provided the recipient remains employed by the Company through such event.

Note 8. Employee Benefits Plans

Management Security Plan

The Management Security Plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP provides fixed supplement retirement benefits for 180 months. The MSP is frozen with no new participants being added. The MSP benefit expense and the projected obligation are determined using assumptions at the end of the fiscal year. The MSP currently is unfunded and benefits are paid as they become due. At March 31, 2013, the total balance of the deferred retirement benefits liability was $4,170,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control in the Management Security Plan(s) Trust Agreement occurs. Upon a change of control, funding is triggered. As of March 31, 2013, the Rabbi Trust had no assets, and no change of control had occurred.

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

Note 10. Related Party Transactions

Atlantic Blue Group, Inc.

Atlantic Blue Group, Inc. (“Atlanticblue” or “ABG”) owns approximately 50.6% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue is able to elect all of the directors and, consequently, control Alico. Directors which also serve on Atlanticblue’s board are referred to as “affiliated directors”. Atlanticblue issued a letter dated December 3, 2009, reaffirming its commitment to maintain a majority of independent directors (which may include affiliated directors) on Alico’s board. To be considered independent under Nasdaq rules a director may not be employed by Alico or engage in certain types of business dealings with Alico. In addition as required by Nasdaq rules, the Board is required to make an affirmative determination that the director has no relationships which would interfere with the exercise of independent judgment in carrying out the responsibilities as a director.

John R. Alexander, a major shareholder in Atlanticblue and a director on the Atlanticblue Board of Directors, retired as the Company’s Chairman of the Board at the February 2013 shareholders meeting. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a director at the June 2012 Atlanticblue shareholders meeting. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, John R. Alexander’s son-in-law, served as a director on Alico’s Board of Directors until its February 2013 shareholders meeting; he did not stand for re-election. Robert J. Viguet, Jr., an Alico director, did not stand for re-election as a director of Atlanticblue at its June 2012 shareholders meeting. Dykes Everett was elected to the Alico Board of Directors at the February 2013 shareholders meeting; he was nominated by Atlanticblue where he serves as a director.

Former director Baxter Troutman filed a derivative shareholder suit against John R. Alexander and JD Alexander in which a settlement agreement (“Agreement”) was reached on April 1, 2012. On May 16, 2012 the Circuit Court of the 10th Judicial Circuit in Polk County, FL approved the Agreement thereby settling the shareholder derivative action complaint. The Company, by determination of the Special Litigation Committee comprised of four independent directors of its Board of Directors, filed a motion seeking recovery of attorney fees and costs incurred in its defense. The Company is reimbursing Messrs.’ Alexander for legal fees used to defend themselves against the suit in accordance with the Board of Directors indemnification agreements. All reimbursements are approved by the Special Committee of the Board Reimbursements for litigation were $6,000 and $7,000 on behalf of John R. Alexander, and $0 and $2,000 on behalf of JD Alexander, for the three and six months ended March 31, 2013, respectively. Reimbursements for litigation were $71,000 and $79,000 on behalf of John R. Alexander, and $69,000 and $182,000 on behalf of JD Alexander, for the three and six months ended March 31, 2012, respectively.

Alico Fruit is currently marketing citrus fruit for TRI-County Grove, LLC, a wholly owned subsidiary of Atlanticblue. During the three and six months ended March 31, 2013, Alico Fruit marketed 115,351 and 145,584 boxes of fruit, for approximately $1,056,000 and $1,307,000, respectively. During the three and six months ended March 31, 2012, Alico Fruit marketed 133,943 and 190,417 boxes of fruit, for approximately $1,073,000 and $1,627,000, respectively.

Ben Hill Griffin, Inc.

Ben Hill Griffin Inc. (“Griffin”) and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s former Chairman and Chief Executive Officer. No citrus fruit has been sold to Griffin during fiscal year 2013. Citrus revenues of $254,000 and $374,000 were recognized for a portion of citrus crops sold under a marketing agreement with for Griffin the three and six months ended March 31, 2012, respectively. Accounts receivable in the Condensed Consolidated Balance Sheets include amounts due from Griffin of $26,000 and $94,000 at March 31, 2013 and September 30, 2012, respectively. These amounts represent estimated revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Alico purchases fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $8,000 and $17,000 for the three and six months ended March 31, 2013 and $509,000 and $817,000 for the three and six months ended March 31, 2012, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling approximately $0 and $10,000 at March 31, 2013 and September 30, 2012, respectively.

Other

Mr. Charles Palmer, an independent Board Member, leased approximately 2,300 acres with the Company for a recreational lease in fiscal years 2013 and 2012. He pays approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

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

Overview

We own approximately 130,400 acres of land in five Florida counties (Collier, Glades, Hendry, Lee and Polk), and operate five lines of business.

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
17

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

Recent Events

On January 28, 2013, Atlanticblue, the holder of 50.6% of Alico’s common stock, informed Alico of its intention, in light of recent changes in the tax code relating to the sale of certain assets by “subchapter S corporations” such as Atlanticblue, to explore the potential sale of substantially all of its assets during the 2013 calendar year and, in connection therewith, to actively pursue the sale of its entire equity position in Alico to a strategic or financial buyer.

The Board of Directors of Alico has formed a Special Committee comprised of its independent Directors to explore working cooperatively with Atlanticblue, to investigate all transaction possibilities and to protect the interests of all shareholders. The Special Committee has engaged Deutsche Bank Securities Inc. to act as its financial advisors and Greenberg Traurig, P.A. to act as its legal counsel to assist and advise the Special Committee with respect to pursuing potential strategic and financial transaction alternatives, including merger, business combination and sale transaction involving Alico. The Special Committee intends to work with its independent financial and legal advisors to identify and evaluate all available strategic and financial alternatives to maximize shareholder value and that are in the best interests of Alico and its shareholders. Atlanticblue has informed Alico that it intends to work cooperatively with the Special Committee with respect to this process

Results of Operations

Consolidated Results

The following table sets forth a comparison of results of operations for the three and six months ended March 31, 2013 and 2012:

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2013	2012	Difference	% Change	2013	2012	Difference	% Change
Operating revenue	$38,410	$54,097	$(15,687)	(29.0)%	$59,766	$80,144	$(20,378)	(25.5)%
Operating expense	31,396	39,859	(8,463)	(21.3)%	48,966	60,392	(11,426)	(19.0)%
Gross profit	7,014	14,238	(7,224)	(50.8)%	10,800	19,752	(8,952)	(45.4)%
General and administrative expenses	2,464	1,807	657	36.4%	4,272	3,797	475	12.5%
Income from operations	4,550	12,431	(7,881)	(63.4)%	6,528	15,955	(9,427)	(59.1)%
Interest and investment income (loss), net	275	(66)	341	516.7%	361	42	319	759.6%
Interest expense	(311)	(467)	156	33.4%	(678)	(936)	258	(27.6)%
Other income, net	59	31	28	90.4%	36	32	4	12.5%
Income tax expense	(1,800)	(4,515)	2,715	60.2%	(2,436)	(5,746)	3,310	57.6%
Net income	$2,773	$7,414	$(4,641)	(62.6)%	$3,811	$9,347	$(5,536)	(59.3)%

Operating Revenue

The decrease in operating revenue of $15,687,000 or 29.0% and $20,378,000 or 25.5% for the three and six months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively, is primarily due to a decrease in the sale of citrus fruit by the Alico Fruit and Citrus Groves segments, partially offset by an increase in Sugarcane sales. See Segment Results below for further discussion of our revenues from operations.

Gross Profit

Gross profit decreased by $7,224,000 or 50.8% and $8,952,000 or 45.4% for the three and six months ended March 31, 2013, as compared to the three and six months ended March 13, 2012, respectively, primarily as a result of the decrease in the Citrus Groves segment. See Segment Results below for further discussion of our revenues and expenses from operations.

Operating revenue and gross profit of our Citrus Groves and Alico Fruit segments were negatively impacted by a combination of lower citrus prices and a smaller overall citrus crop. The smaller citrus crop is being driven primarily by higher than average premature fruit drop. Several factors may have caused the early drop, including drought, unfavorable weather conditions during the crops growing cycle and Citrus Greening. Citrus Greening is a bacterial disease that decreases the productivity of infected trees and causes fruit to drop early. The disease, which was first introduced into Florida in 2005, is spread by Asian Citrus Psyllids.

This harvest season’s statewide environmental and horticultural factors have negatively impacted our crops, therefore, we expect the total number of boxes produced by our Citrus Groves segment and handled through Alico Fruit to decrease over the prior harvest season. The USDA, in its April 10, 2013 Citrus Forecast, indicated that it expects the Florida orange crop to decline by 8,700,000 boxes or approximately 6% versus the prior year. In each of its last five monthly estimates, the USDA has revised its estimate of the 2012/2013 Florida orange crop downward. Over the course of these revisions, the USDA has decreased its 2012/2013 Florida Orange crop estimate a total of 10%.

General and administrative expenses

General and administrative expenses increased by $657,000 or 36.4% and $475,000 or 12.5% for the three and six months ended March 31, 2013, as compared to the three and six months ended March 31, 2012. The increase was primarily due to the expenses incurred by the Special Committee of our Board of Directors pursuing strategic and financial, alternatives, which totaled approximately $628,000 during the second quarter of fiscal year 2013, partially offset by decreases in professional fees as a result of the IRS settlement and the settlement of shareholder derivative action complaint.

No expenses were incurred for the IRS audit appeals process in fiscal year 2013. Legal fees of $7,000 and $41,000 for the three and six months ended March 31, 2013, respectively, were incurred by the Special Litigation Committee in their efforts to recover costs from the shareholder derivative action complaint which was settled on April 1, 2012. For the three and six months ended March 31, 2012, $175, 000 and $280,000 in legal fees were incurred as result of the IRS audit and appeals process, respectively, and $186,000 and $386,000 in legal fees were incurred in defense of the shareholder derivative action complaint, respectively.

Interest and investment income, net

Interest and investment income results primarily from our investment in Magnolia TC 2, LLC (“Magnolia”) and interest bearing bank accounts. Interest and investment income increased by $341,000 or 516.7% for the quarter ended March 31, 2013, as compared with the same period in 2012, and $319,000 or 759.6% for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012. The increase in interest and investment income was due to our investment in Magnolia.

In May 2010, we invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia. Alico is accounting for the investment in Magnolia in accordance with the equity method of accounting in which we record our 39% interest in the reported income or loss of Magnolia each quarter. We recorded net investment income of $245,000 and $324,000 for the three and six months ended March 31, 2013, as compared to a net investment loss of $87,000 and net investment income of $10,000 for the three and six months ended March 31, 2012.

Interest expense

Interest expense decreased by $156,000 or 33.4% for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. For the six months ended March 31, 2013, interest expense decreased by $258,000 or 27.6% as compared to the six months ended March 31, 2012. The decrease in interest expense is primarily due to the reduction of our outstanding debt and the payoff of the $1,794,000 Farm Credit of Florida mortgage note in the first quarter of fiscal year 2013 and, to a lesser extent, to a decrease in the average interest rates quarter-over-quarter. The decrease was partially offset by the pre-payment penalty incurred on the Farm Credit of Florida mortgage note of $66,000 which was included in interest expense for the first quarter of fiscal year 2013.

The weighted average interest rate for the three and six months ended March 31, 2013, was 2.70% and 2.72%, respectively, as compared to 2.90% and 2.93% for the three and six months ended March 31, 2012, respectively. See Item 1. Financial Statements, Note 5. Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Provision for income taxes

Income tax expense was approximately $1,800,000 and $4,515,000 for the three months ended March 31, 2013 and 2012, respectively. Alico’s effective tax rate was 39.4% and 37.8% for the three months ended March 31, 2013 and 2012, respectively. Income tax expense was approximately $2,436,000 and $5,746,000 for the six months ended March 31, 2013 and 2012, respectively. Alico’s effective tax rate was 39.0% and 37.8% for the six months ended March 31, 2013 and 2012, respectively.

Segment Results

Operating Revenue

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2013	2012	Difference	% Change	2013	2012	Difference	% Change
Operating Revenues:
Alico Fruit Company	$11,870	$20,288	$(8,418)	(41.5)%	$17,159	$30,794	$(13,635)	(44.3)%
Citrus Groves	17,062	25,094	(8,032)	(32.0)%	24,455	33,502	(9,047)	(27.0)%
Sugarcane	8,664	7,572	1,092	14.5%	16,471	13,659	2,812	20.6%
Cattle	11	378	(367)	(97.1)%	188	600	(412)	(68.7)%
Land leasing and rentals	621	625	(4)	(0.7)%	1,168	1,256	(88)	(7.0)%
Other	182	140	42	30.0%	325	333	(8)	(2.4)%
Total Operations Revenue	$38,410	$54,097	$(15,687)	(29.0)%	$59,766	80,144	$(20,378)	(25.5)%

Gross Profit

(dollars in thousands)	Three months ended March 31,				Six months ended March 31,
	2013	2012	Difference	% Change	2013	2012	Difference	% Change
Gross Profit:
Alico Fruit Company	$613	$756	$(143)	(19.0)%	$368	$1,067	$(699)	(65.6)%
Citrus Groves	4,223	11,243	(7,020)	(62.5)%	5,756	14,494	(8,738)	(60.3)%
Sugarcane	1,587	1,660	(73)	(4.4)%	3,637	3,108	529	17.0%
Cattle	3	210	(207)	(98.6)%	70	282	(212)	(75.2)%
Land leasing and rentals	429	363	66	18.2%	700	740	(40)	(5.4)%
Other	159	6	153	2550.0%	269	61	208	341.0%
Gross Profit	$7,014	$14,238	$(7,224)	(50.8)%	$10,800	$19,752	$(8,952)	(45.4)%

Alico Fruit Company

Three months ended March 31, 2013 vs. Three months ended March 31, 2012

For the three months ended March 31, 2013, Alico Fruit’s operations generated revenues of $11,870,000 as compared to $20,288,000 for the three months ended March 31, 2012, a decrease of $8,418,000 or 41.5%. Revenues decreased as a result of fewer boxes sold at a lower market price per pound solids and lower pound solids per box.

For the three months ended March 31, 2013, fruit sales revenue was $9,769,000 as compared to $17,916,000 for the three months ended March 31, 2012, a decrease of $8,147,000 or 45.5%.The number of boxes of citrus fruit sold for the quarter ended March 31, 2013 was 1,115,894 as compared to 1,437,310 for the quarter ended March 31, 2012, a decrease of 321,416 or 22.4%. The average sales price per box for the three months ended March 31, 2013 was $8.75 as compared to $12.46 for the three months ended March 31, 2012, a decrease of $3.71 or 29.8%. The decrease in the price per box sold was driven by decreases in price per pound solids and the average pound solids per box. The average price per pound solids decreased to $1.42 for the three months ended March 31, 2013 from $1.93 per pound solids for the three months ended March 31, 2012, a decrease of 26.5%. For the three months ended March 31, 2013, the average pound solids per box was 6.15 as compared to an average pound solids per box of 6.45 for the three months ended March 31, 2012, a decrease 4.7%.

For the quarter ended March 31, 2013, value-added services revenue was $2,095,000 as compared to approximately $2,350,000 for the quarter ended March 31, 2012, a decrease of $255,000 or 10.9%. The number of boxes to which value-added services applied was 1,392,000 for the quarter ended March 31, 2013 and 1,520,000 for the quarter ended March 31, 2012, a decrease of 128,000 or 8.5%.

Gross profit was $613,000 for the three months ended March 31, 2013 as compared to $756,000 for the three months ended March 31, 2012. Gross profit decreased by $143,000 or 19.0% for the three months ended March 31, 2013, as compared to the same period in fiscal year 2012 due to the decrease in the number of boxes sold and unfavorable market pricing of citrus fruit.

Six months ended March 31, 2013 vs. Six months ended March 31, 2012

For the six months ended March 31, 2013, Alico Fruit’s operations generated revenues of $17,159,000 as compared to $30,794,000 for the six months ended March 31, 2012, a decrease of $13,635,000 or 44.3%. Revenues decreased as a result of fewer boxes sold at a lower market price per pound solid and lower pound solids per box.

For the six months ended March 31, 2013, fruit sales revenue was $13,778,000 as compared to $26,563,000 for the six months ended March 31, 2012, a decrease of $12,785,000 or 48.2%. The number of boxes of citrus fruit sold for the six months ended March 31, 2013 was 1,646,000, as compared to 2,270,000 for the same period of fiscal year 2012, a decrease of 624,000 or 27.5%. The average sales price per box was $8.37 for the six months ended March 31, 2013 as compared $11.70 for six months ended March 31, 2012, a decrease of $3.33 or 28.5%. The decrease in the price per box sold was driven by decreases in price per pound solids and the average pound solids per box. The average sales price per pound solids was $1.40 per pound solids for the six months ended March 31, 2013 as compared to $1.86 per pound solids for the six months ended March 31, 2012, a decrease of 24.8%. The average pounds solids per box was 5.99 per box for the six months ended March 31, 2013 as compared to 6.28 per box for the six months ended March 31, 2012, a decrease 4.7%.

For the six months ended March 31, 2013, value-added services revenue was $3,028,000 as compared to $3,741,000 for the six months ended March 31, 2012, a decrease of $713,000 or 19.1%. The number of boxes to which value-added services applied was 1,964,000 for the six months ended March 31, 2013 and 2,331,000 for the six months ended March 31, 2012, a decrease of 367,000 or 15.8%.

Gross profit was $368,000 for the six months ended March 31, 2013 as compared to $1,067,000 for the six months ended March 31, 2012. Gross profit decreased by $699,000 or 65.6% for the six months ended March 31, 2013, as compared to the same period in fiscal year 2012 due to the decrease in the number of boxes sold, unfavorable market pricing of citrus fruit and approximately $400,000 in repair and maintenance expenses incurred to upgrade our trailers that is considered non-recurring in nature.

Citrus Groves

Three month ended March 31, 2013 vs. Three months ended March 31, 2012

Revenues in the Citrus Groves segment were $17,062,000 for the quarter ended March 31, 2013, as compared to $25,094,000 for the quarter ended March 31, 2012, a decrease of $8,032,000 or 32.0%. Gross profit decreased by $7,020,000 or 62.5% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease in revenue was primarily due to a decrease in boxes produced, a decrease in average pound solids per box, lower market prices per pound solids and a late start to the harvest season of Valencias.

Fresh Fruit

Revenues for fresh fruit were $1,393,000 for the three months ended March 31, 2013, as compared to $1,635,000 for the three months ended March 31, 2012, a decrease of $242,000 or 14.8%. The decrease in revenues for fresh fruit sales was due to a decrease in the number of boxes harvested, partially offset by an increase in the average revenue per box of approximately $0.70. The total number of boxes harvested was 147,000 for the quarter ended March 31, 2013, as compared to 186,000 for the quarter ended March 31, 2012, a decrease of approximately 39,000 boxes or 21.0%.

Early and Mid-Season Varieties

Revenues for the early and mid-season varieties were $11,362,000 for the three months ended March 31, 2013, as compared to $16,768,000 for the three months ended March 31, 2012, a decrease of $5,406,000 or 32.3%. The price per pound solids for the three months ended March 31, 2013 was $1.55 as compared to $1.75 for the three months ended March 31, 2012, a decrease of $0.20 or 11.5%. The total number of boxes harvested and the total pound solids was 1,159,000 and 7,311,000, for the three months ended March 31, 2013, as compared to 1,450,000 and 9,603,000, respectively, for the three months ended March 31, 2012, a decrease of 291,000 boxes or 20.1% and a decrease of 2,292,000 pound solids or 23.9%, respectively. The reduction in total pound solids is due to fewer boxes harvested and a decrease in the average pound solids per box. The average pound solids per box was 6.31 for the quarter ended March 31, 2013, as compared to 6.62 for the quarter ended March 31, 2012, a decrease of 0.31 or 4.7%.

Valencias

Valencia revenues were $4,263,000 for the three months ended March 31, 2013 as compared to $6,678,000 for the three months ended March 31, 2012, a decrease of $2,415,000 or 36.2%. The price per pound solids for the quarter ended March 31, 2013 was $1.67 as compared to $1.86 for the quarter ended March 31, 2012, a decrease of $0.19 or 10.3%. The total number of boxes harvested and the total pound solids was 418,000 and 2,555,000, for the three months ended March 31, 2013, as compared to 564,000 and 3,591,000, respectively, for the three months ended March 31, 2012, a decrease of 146,000 boxes or 25.9% and a decrease of 1,036,000 pound solids or 28.9%, respectively. The reduction in total pound solids is due to a decrease in average solids per box. The average pound solids per box was 6.11 for the quarter ended March 31, 2013, as compared to 6.36 for the quarter ended March 31, 2012, a decrease of 4.0%. The decrease in boxes is due in part to a slower start to the Valencia harvest season by one of the processing plants.

The number of boxes harvested during the three months ended March 31, 2013 was approximately 20.1% of the total projected Valencia harvest for the 2012-2013 season as compared to 26.0% harvested during the three months ended March 31, 2012 for the 2011-2012 season. Our Valencia box production is expected to decrease by approximately 9% for the 2012-2013 harvest season. Based on current trends in the cash markets for Valencias, we expect our price per pound solids for Valencias to average between $1.78 and $1.80 for the 2012-2013 crop.

Six months ended March 31, 2013 vs. Six months ended March 31, 2012

Revenues in the Citrus Groves segment were $24,455,000 for the six months ended March 31, 2013 as compared to $33,502,000 for the six months ended March 31, 2012, a decrease of $9,047,000 or 27.0%. Gross profits decreased by $8,738,000 or 60.3% for the six months ended March 31, 2013 as compared to the same period ended March 31, 2012. The decrease in revenue was primarily due to a decrease in boxes produced, a decrease in average pound solids per box, lower market prices per pound solids and a late start to the harvest season of Valencias.

Fresh Fruit

Revenues for fresh fruit were $2,207,000 for the six months ended March 31, 2013, as compared to $2,427,000 for the six months ended March 31, 2012, a decrease of $219,000 or 9.1%. The decrease in revenues for fresh fruit sales was due to a decrease in the number of boxes harvested, which was partially offset by an increase in the average revenue per box of $1.29. The total number of boxes harvested was 220,000 for the six months ended March 31, 2013, as compared to 278,000 for the six months ended March 31, 2012, a decrease of 58,000 or 20.9%.

The number of fresh fruit boxes harvested during the six months ended March 31, 2013 was approximately 84.2% of the total projected fresh fruit harvest for the 2012-2013 season as compared to 99.5% harvested during the six months ended March 31, 2012 for the 2011-2012 season. Our fresh fruit box production is expected to decrease by approximately 6.3% for the 2012-2013 harvest season.

Early and Mid-Season Varieties

Revenues for the early and mid-season varieties were $17,921,000 for the six months ended March 31, 2013, as compared to $24,373,000 for the six months ended March 31, 2012, a decrease of $6,452,000 or 26.5%. The price per pound solids for the six months ended March 31, 2013 was $1.54 as compared to $1.74 for the six months ended March 31, 2012, a decrease of $0.20 or 11.5%. The total number of boxes harvested and the total pound solids was 1,899,000 and 11,607,000, for the six months ended March 31, 2013, as compared to 2,186,000 and 14,027,000 for the six months ended March 31, 2012 respectively, a decrease of 287,000 boxes or 13.2% and a decrease of 2,420,000 pound solids or 17.3%, respectively. The reduction in total pound solids is due to fewer boxes harvested and a decrease in average solids per box. The average pound solids per box was 6.11 for the six months ended March 31, 2013, as compared to 6.42 for the six months ended March 31, 2012, a decrease of 0.31 or 4.9%.

Valencias

Valencia revenues were $4,263,000 for the six months ended March 31, 2013 as compared to $6,678,000 for the six months ended March 31, 2012, a decrease of $2,415,000 or 36.2%. The price per pound solids for the six months ended March 31, 2013 was $1.67 as compared to $1.86 for the same period in fiscal year 2012, a decrease of $0.19 or 10.3%. The total number of boxes harvested and the total pound solids was 418,000 and 2,555,000, for the six months ended March 31, 2013, as compared to 564,000 and 3,591,000, respectively, for the six months ended March 31, 2012, a decrease of 146,000 boxes or 25.9% and a decrease of 1,036,000 pound solids or 28.9%, respectively. The reduction in total pound solids is due to fewer boxes harvested and a decrease in average solids per box. The average pound solids per box was 6.11 for the six months ended March 31, 2013, as compared to 6.36 for the six months ended March 31, 2012, a decrease of 4.0%. The decrease in boxes is due in part to a slower start to the Valencia harvest season by one of the processing plants.

The number of boxes harvested during the three months ended March 31, 2013 was approximately 20.1% of the total projected Valencia harvest for the 2012-2013 season as compared to 26.0% harvested during the three months ended March 31, 2012 for the 2011-2012 season. Our Valencia box production is expected to decrease by approximately 9% for the 2012-2013 harvest season.

Sugarcane

Sugarcane revenues increased by $1,092,000 or 14.5% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The gross profit for the three months ended March 31, 2013 was $1,587,000, as compared to $1,660,000 for the three months ended March 31, 2012, a decrease of $73,000 or 4.4%. Standard tons of sugarcane harvested were approximately 257,000 and 181,000 for the three months ended March 31, 2013 and 2012, respectively, an increase of 76,000 or 42.0%. Sugarcane prices decreased by $8.42 per net standard ton or 20.9% for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. We have approximately 13,400 sugarcane producing acres in fiscal year 2013 as compared to 9,634 sugarcane producing acres during fiscal year 2012, a net increase of 3,766 acres or 39.1%, and have harvested approximately 78.2% of our sugarcane acres at March 31, 2013, as compared to 97.2% at March 31, 2012.

Sugarcane revenues increased by $2,812,000 or 20.6% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The gross profit for the six months ended March 31, 2013, was $3,637,000 as compared to $3,108,000 for the six months ended March 31, 2012, a decrease of $529,000 or 17.1%. Standard tons of sugarcane harvested were approximately 447,000 and 329,000 for the six months ended March 31, 2013 and 2012, respectively, an increase of 118,000 or 35.9%. Sugarcane prices decreased by $5.22 per net standard ton or 13.0% for the six months ended March 31, 2013 as compared with the six months ended March 31, 2012.

Cattle

Revenues from Cattle operations were $11,000 for the three months ended March 31, 2013 as compared to $378,000 for the three months ended March 31, 2012, a decrease of $367,000 or 97.1%. Gross profit from our cattle operations decreased by $207,000 or 98.6% for the three months ended March 31, 2013 as compared to the same period of fiscal year 2012. The total pounds of beef sold were 7,000 and 495,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of 488,000 which was primarily due to the timing of sales. The average price received per pound sold was $1.37 and $0.80 for the three months ended March 31, 2013 and 2012, respectively.

Revenues from Cattle operations were $188,000 for the six months ended March 31, 2013 as compared to $600,000 for the six months ended March 31, 2012, a decrease of $412,000 or 68.7%. Gross profit from our cattle operations decreased by $212,000 or 75.2% for the six months ended March 31, 2013 as compared to the same period of fiscal year 2012. The total pounds of beef sold were 128,000 and 752,000, a decrease of 624,000 pounds or 83.0%; the decrease was primarily due to timing of sales. The average price received per pound sold was $1.33 and $0.79 for the six months ended March 31, 2013 and 2012, respectively. Market pricing for cattle increased for the period; however, overall we anticipate pricing for fiscal year 2013 to remain consistent with fiscal year 2012.

Land leasing and rentals

We lease land to others on a tenant-at-will basis for grazing, farming, oil exploration and recreational uses. Revenues from land rentals were $621,000 and $625,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of 0.7%. Gross profits increased by 18.2% for the three months ended March 31, 2013, as compared to the same period in fiscal year 2012, due to reductions in certain property taxes. Revenues from land rentals were $1,168,000 and $1,256,000 for the six months ended March 31, 2013 and 2012, respectively, a decrease of $88,000 or 7.0%. Gross profits decreased by $40,000 or 5.4% for the six months ended March 31, 2013, as compared to the same period in fiscal year 2012. The decrease in revenue and gross profit for the six months ended March 31, 2013 were due to the non-renewal of a farmland lease by one of our tenants during the first quarter of fiscal year 2013. We are currently pursuing additional leases for our improved farm land.

Other

Other operations include sod production, the sale of native plants to local landscaping companies, mining royalties and real estate. The sales of sod, native plants and mining royalties are not significant to our financial position, results of operations and cash flows.

Liquidity and Capital Resources

(dollars in thousands)	March 31, 2013	September 30, 2012	Difference
Cash and cash equivalents	$3,513	$15,828	$(12,315)
Investments	$259	$257	$2
Total current assets	$36,640	$51,467	$(14,827)
Total current liabilities	$11,447	$17,148	$(5,701)
Working capital	$25,193	$34,319	$(9,126)
Total assets	$178,556	$185,083	$(6,527)
Notes payable	$37,000	$39,900	$(2,900)
Current ratio	3.20:1	3.00:1	N/M

N/M –Not meaningful

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at March 31, 2013. See Item 1. Financial Statement, Note 5. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

The decrease in cash and cash equivalents was primarily due to capital expenditures of $12,973,000, paying off the principal balance of the Farm Credit of Florida (“Farm Credit”) note payable of $1,966,000, which included a $66,000 pre-payment penalty and the purchase of treasury shares of $2,809,000, partially offset by cash provided from our operations.

Our credit facility with Rabobank includes a 10 year $37,000,000 term note bearing interest at one month LIBOR plus 250 basis points, payable quarterly. Quarterly principal payments of $500,000 are due through July 2020 with a balloon payment equal to the remaining unpaid principal and interest due in October 2020. The $60,000,000 RLOC has a 10 year term. The interest rate spread over LIBOR is subject to an annual adjustment pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The spreads may range from 225 to 275 basis points over monthly LIBOR. The rate remained at Libor plus 225 basis points at January 1, 2013, due to the favorable debt service coverage ratio in fiscal year 2012. On October 1, 2015, Rabobank may adjust the interest rate spread to any percentage. Rabobank must provide a 30 day notice of the new spreads, and we have the right to prepay the outstanding balance without penalty.

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

Net Cash Provided By Operating Activities

Cash provided by operating activities was $6,942,000 for the six months ended March 31, 2013, which compared unfavorably to cash provided by operating activities of $13,600,000 for the six months ended March 31, 2012. The change in cash provided by operating activities was due to changes in our working capital accounts, primarily accounts receivables, accounts payables and accrued expenses. Net income decreased by $5,536,000 which was unfavorable to cash flows provided by operating activities. Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

Cash used in investing activities for the six months ended March 31, 2013 and 2012 was $10,166,000 and $5,247,000, respectively. The use of cash in investing activities is primarily due to capital expenditures. Capital expenditures were $12,973,000 for the first six months of fiscal year 2013, which included $4,581,000 for completing the expansion of approximately 4,000 acres into improved farmland for sugarcane, $3,064,000 for replanting sugarcane to be harvested in fiscal year 2014, $3,032,000 for the purchase of cattle, $1,113,000 for citrus, and approximately $1,183,000 for other capital expenditures. We received net cash proceeds of $2,394,000 for the sale of properties in Lee County, Florida on October 3, 2012 and $400,000 from certain other land sales and disposals.

Capital expenditures during the first six months of fiscal year 2012 were $7,901,000, which included $4,500,000 for the expansion of our sugarcane operations of which $2,900,000 was attributable to planting an additional 5,200 acres of sugarcane to be harvested in fiscal year 2013, $500,000 for sugarcane equipment purchases, $1,100,000 for land improvements, $700,000 for cattle, and $2,700,000 for certain other capital expenditures. The use of cash in investing activities during the first six months of fiscal 2012 was partially offset by the return on investment in Magnolia for $1,300,000.

Net Cash Used In Financing Activities

Cash used in financing activities was $6,591,000 and $8,921,000 for the six months ended March 31, 2013 and 2012, respectively. Cash used in financing activities for the six months ended March 31, 2013 was a result of purchasing treasury shares totaling $2,810,000, paying off the outstanding balance of the Farm Credit note payable of $1,900,000 and the principal payment of $1,000,000 on our Rabobank term loan. Additionally, we paid cash for dividends of $881,000 during the six months ended March 31, 2013. During the six months ended March 31, 2012, we used cash to make net repayments on outstanding debt of $7,458,000, pay cash dividends of $1,175,000 and repurchase treasury shares totaling $288,000.

We purchased 35,221 and 73,768 shares on the open market at an average price of $39.69 and $38.08 during the three and six months ended March 31, 2013. We purchased 12,026 shares of our common stock in the open market at an average price of $23.95 during the six months ended March 31, 2012. At March 31, 2013, 186,654 shares were available for acquisition in accordance with our 2008 Equity Incentive Plan.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $19,030,000 at March 31, 2013 for delivery in fiscal years 2013 through 2016. All of these obligations are covered by sales agreements totaling $19,030,000. Alico’s management currently believes that all committed purchase quantities will be sold at cost or higher.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Part I, Item I, Financial Statements, Note 4. Income Taxes and Note 9. Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
Month ended January 31, 2013	34,351	$39.69	34,351	187,524
Month ended February28, 2013	870	$40.05	870	186,654
Month ended March 31, 2013	—	$—	—	186,654

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None

  ITEM 6. Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)
3.2		By-Laws of Alico, Inc., amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).
10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	Filed herewith

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D	Filed herewith

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	File herewith

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	Filed herewith

10.5	*	Form of Indemnification Agreement	Filed herewith

10.6	*	Management Security Plan(s) Trust Agreement	Filed herewith

10.7	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: May 6, 2013	By:	/s/JD Alexander
JD Alexander
Chief Executive Officer and President

Date: May 6, 2013	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Index to Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)
3.2		By-Laws of Alico, Inc., amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).
10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	Filed herewith

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D	Filed herewith

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	File herewith

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	Filed herewith

10.5	*	Indemnification Agreement	Filed herewith

10.6	*	Management Security Plan(s) Trust Agreement	Filed herewith

10.7	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
29