Form 10-Q
period 2013-06-30
ALICO INC
filed 2013-08-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 0-261

Alico, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10070 Daniels Interstate Court, Fort Myers, FL	33913
(Address of principal executive offices)	(Zip Code)

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

There were 7,304,007 shares of common stock, par value $1.00 per share, outstanding as of August 1, 2013.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Citrus Groves	$19,209	$21,829	$43,664	$55,331
Agricultural Supply Chain Management	10,553	16,753	27,712	47,547
Improved Farmland	4,760	897	21,679	15,060
Ranch and Conservation	409	718	1,265	2,125
Other Operations	298	204	675	482
Total operating revenue	35,229	40,401	94,995	120,545

Operating expenses:
Citrus Groves	12,789	12,050	31,488	31,058
Agricultural Supply Chain Management	10,095	16,496	26,886	46,223
Improved Farmland	3,028	640	16,044	11,417
Ranch and Conservation	120	317	380	774
Other Operations	132	389	332	812
Total operating expenses	26,164	29,892	75,130	90,284

Gross profit	9,065	10,509	19,865	30,261
Corporate general and administrative	2,253	1,871	6,525	5,668

Income from operations	6,812	8,638	13,340	24,593

Other (expense) income:
Interest and investment income, net	169	(16)	530	26
Interest expense	(290)	(354)	(968)	(1,290)
Other income, net	(46)	7,258	(10)	7,290
Total other (expense) income, net	(167)	6,888	(448)	6,026

Income before income taxes	6,645	15,526	12,892	30,619
Income tax expense	2,566	5,919	5,002	11,665

Net income	$4,079	$9,607	$7,890	$18,954

Weighted-average number of shares outstanding:
Basic	7,299	7,354	7,316	7,354
Diluted	7,375	7,354	7,350	7,354
Earnings per common share:
Basic	$0.56	$1.31	$1.08	$2.58
Diluted	$0.55	$1.31	$1.07	$2.58

Cash dividends declared per common share	$0.08	$0.04	$0.16	$0.12

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30, 2013	September 30, 2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,803	$13,328
Restricted cash	–	2,500
Investments	260	257
Accounts receivable, net	7,801	3,071
Income tax receivable	53	1,327
Inventories	22,766	27,290
Assets held for sale	–	2,475
Other current assets	1,513	1,219
Total current assets	39,196	51,467

Investment in Magnolia Fund	6,098	5,607
Investments, deposits and other non-current assets	2,071	2,145
Deferred income taxes	2,168	2,168
Cash surrender value of life insurance	871	862
Property, buildings and equipment, net	132,248	122,834
Total assets	$182,652	$185,083

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,448	$4,929
Long-term debt, current portion	2,000	3,267
Accrued expenses	1,245	2,488
Income taxes payable	3,260	484
Dividend payable	583	883
Accrued ad valorem taxes	1,089	1,685
Other current liabilities	1,486	3,412
Total current liabilities	12,111	17,148

Long-term debt, net of current portion	34,500	36,633
Deferred retirement benefits, net of current portion	3,863	3,756
Total liabilities	50,474	57,537

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	–	–
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,297,939 and 7,353,871 shares outstanding at June 30, 2013 and September 30, 2012, respectively	7,377	7,377
Additional paid in capital	9,382	9,053
Treasury stock at cost, 79,167 and 23,235 shares held at June 30, 2013 and September 30, 2012, respectively	(2,966)	(543)
Retained earnings	118,385	111,659
Total stockholders’ equity	132,178	127,546
Total liabilities and stockholders’ equity	$182,652	$185,083

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	June 30,
	2013	2012

Net cash provided by operating activities	$14,753	$25,626

Cash flows from investing activities:
Purchases of property and equipment	(16,792)	(12,195)
Decrease (increase) in restricted cash	2,500	(10,747)
(Decrease) increase in real estate deposits	(2,500)	2,000
Proceeds from disposals of property and equipment	2,925	10,643
Return on investment in Magnolia	–	4,735
Proceeds from sales of investments	–	734
Collections of mortgages and notes receivable	30	33
Net cash used in investing activities	(13,837)	(4,797)

Cash flows from financing activities:
Principal payments on notes payable	(3,400)	(2,462)
Borrowings on revolving line of credit	5,661	61,761
Repayments on revolving line of credit	(5,661)	(75,740)
Treasury stock purchases	(2,877)	(1,469)
Dividends paid	(1,164)	(288)
Net cash used in financing activities	(7,441)	(18,198)

Net (decrease) increase in cash and cash equivalents	(6,525)	2,631
Cash and cash equivalents at beginning of period	13,328	1,336

Cash and cash equivalents at end of period	$6,803	$3,967

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$818	$1,296
Cash paid for income taxes	$1,222	$3,614

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) is an agribusiness and land management company. The Company owns approximately 130,800 acres of land in six Florida counties (Alachua, Collier, Glades, Hendry, Lee and Polk). Our principal lines of business are citrus groves, improved farmland including sugarcane, cattle ranching and conservation, and other operations which includes rock mining.

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

Principles of Consolidation

The Financial Statements include the accounts of Alico, and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC and Alico Fruit Company, LLC (formerly known as Bowen Brothers Fruit, LLC) (“Alico Fruit”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2. Inventories

A summary of the Company’s inventories is presented below:

(in thousands)	June 30,	September 30,
	2013	2012

Unharvested fruit crop on the trees	$11,293	$16,176
Unharvested sugarcane	7,891	10,185
Beef cattle	3,386	768
Other	196	161

Total Inventories	$22,766	$27,290

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at June 30, 2013 and September 30, 2012:

(in thousands)	June 30,	September 30,
	2013	2012

Breeding herd	$12,943	$10,062
Buildings	11,594	10,975
Citrus trees	33,955	33,164
Sugarcane	15,834	12,617
Equipment and other facilities	46,276	42,043

Total depreciable properties	120,602	108,861
Less accumulated depreciation and depletion	(70,101)	(65,220)

Net depreciable properties	50,501	43,641
Land and land improvements	81,747	79,193

Net property, buildings and equipment	$132,248	$122,834

Alachua County Property

In June 2013, the Company purchased 396 acres in Alachua County, Florida for $1,175,000. The Company intends to build a citrus tree nursery on the property and utilize the trees produced in its own operations and to sell excess tress to citrus growers in the state of Florida.

Lee County, Florida Properties

On October 3, 2012, the sale of the final two parcels of our Lee County, Florida properties closed. The total sales price for the parcels was $2,475,000. At September 30, 2012, the parcels were recorded in assets held for sale on the Condensed Consolidated Balance Sheet totaling $2,475,000 and a deposit for the parcels of $2,500,000 was included in restricted cash and other current liabilities.

Note 4. Income taxes

The Company’s effective tax rates were 38.8% and 38.1% for the nine months ended June 30, 2013 and 2012, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at June 30, 2013 and September 30, 2012. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

On May 16, 2012, the Company reached a settlement with the IRS related to its examination of the returns of Alico, Agri-Insurance, Ltd., (a former subsidiary of the Company) and Alico-Agri for the tax years 2005 through 2007. As a result of the settlement, the Company paid Federal taxes of $613,000 and interest of $225,000. On October 9, 2012, the Company paid the State of Florida $318,000 for taxes and $5,000 for interest as a result of the IRS settlement. The Company accrued $149,000 at September 30, 2012, for additional state interest and penalties. The actual amount paid was $135,000 for state interest. No amount was due for state penalties, and the remaining accrual was reversed during the second quarter of fiscal year 2013.

Note 5. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Revolving Line of Credit	Term Loan	Mortgage Note	Total Credit Facility

June 30, 2013
Principal balance outstanding	$–	$36,500	$–	$36,500
Remaining available credit	$60,000	$–	$–	$60,000
Effective interest rate	2.44%	2.69%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

September 30, 2012
Principal balance outstanding	$–	$38,000	$1,900	$39,900
Remaining available credit	$60,000	$–	$–	$60,000
Effective interest rate	2.48%	2.73%	6.68%
Scheduled maturity date	October 2020	October 2020	March 2014
Collateral	Real Estate	Real Estate	Real Estate

The Company has a credit facility including a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $96,500,000. The revolving line of credit and term loan are collateralized by 43,991 acres of farmland and 12,280 acres of additional real property containing approximately 8,600 acres of producing citrus groves.

The $60,000,000 RLOC bears interest at a floating rate payable on the first day of each calendar quarter. The RLOC matures on October 1, 2020. At June 30, 2013, there was no outstanding balance on the RLOC. The Company pays an annual commitment fee on the RLOC equal to 0.15% of the difference between the annual average unpaid balance and the $60,000,000 loan commitment. The commitment fee is payable on February 1 of each year. Commitment fees of approximately $87,000 were paid during February 2013 and $38,000 was accrued at June 30, 2013.

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

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points. It also requires quarterly principal payments of $500,000 through October 1, 2020 when the remaining principal balance and accrued interest will be due and payable.

At June 30, 2013 and September 30, 2012, Alico was in compliance with all of its covenants under the Rabo loan agreement.

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

Maturities of the Company’s debt were as follows at June 30, 2013:

(in thousands)

Due within one year	$2,000
Due between one and two years	2,000
Due between two and three years	2,000
Due between three and four years	2,000
Due between four and five years	2,000
Due beyond five years	26,500

Total	$36,500

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Interest expense	$290	$354	$968	$1,290
Interest capitalized	31	24	60	62

Total	$321	$378	$1,028	$1,352

Note 6. Disclosures about reportable segments

Lines of Business

The Company operates five lines of business related to our various land holdings. The lines of business are as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.
•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which has various improvements including irrigation, drainage and roads.
•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.
•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

Segments

The Company is organized into six operating segments which span our five lines of business. The operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. The operating segments are as follows:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for delivery to fresh and processed citrus markets.
•	Alico Fruit includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.
•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
•	Cattle includes the production of beef cattle for sale.
•	Land Leasing and Rentals includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

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

Information by business segment is as follows:

For the Three Months Ended June 30, 2013
(in thousands)	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Total

Revenues:
Alico Fruit	$–	$10,553	$–	$–	$–	$10,553
Citrus Groves	19,209	–	–	–	–	19,209
Sugarcane	–	–	4,549	–	–	4,549
Cattle	–	–	–	105	–	105
Land leasing and rentals	–	–	211	238	106	555
Other operations	–	–	–	66	192	258
Intersegment Revenues - Alico Fruit	–	4,674	–	–	–	4,674
Eliminations	–	(4,674)	–	–	–	(4,674)

Total revenue	19,209	10,553	4,760	409	298	35,229

Operating expenses:
Alico Fruit	–	10,095	–	–	–	10,095
Citrus Groves	12,789	–	–	–	–	12,789
Sugarcane	–	–	2,955	–	–	2,955
Cattle	–	–	–	61	–	61
Land leasing and rentals	–	–	73	56	72	201
Other operations(a)	–	–	–	3	60	63

Total operating expenses	12,789	10,095	3,028	120	132	26,164

Gross profit:
Alico Fruit	–	458	–	–	–	458
Citrus Groves	6,420	–	–	–	–	6,420
Sugarcane	–	–	1,594	–	–	1,594
Cattle	–	–	–	44	–	44
Land leasing and rentals	–	–	138	182	34	354
Other operations(a)	–	–	–	63	132	195

Total gross profit	$6,420	$458	$1,732	$289	$166	$9,065

(a) Other Operations includes the former Real Estate segment as well as other operations.

For the Three Months Ended June 30, 2012
(in thousands)	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Total

Revenues:
Alico Fruit	$–	$16,753	$–	$–	$–	$16,753
Citrus Groves	21,829	–	–	–	–	21,829
Sugarcane	–	–	652	–	–	652
Cattle	–	–	–	378	–	378
Land leasing and rentals	–	–	245	271	156	672
Other operations	–	–	–	69	48	117
Intersegment Revenues - Alico Fruit	–	4,907	–	–	–	4,907
Eliminations	–	(4,907)	–	–	–	(4,907)

Total revenue	21,829	16,753	897	718	204	40,401

Operating expenses:
Alico Fruit	–	16,496	–	–	–	16,496
Citrus Groves	12,050	–	–	–	–	12,050
Sugarcane	–	–	539	–	–	539
Cattle	–	–	–	240	–	240
Land leasing and rentals	–	–	101	76	75	252
Other operations(a)	–	–	–	1	314	315

Total operating expenses	12,050	16,496	640	317	389	29,892

Gross profit:
Alico Fruit	–	257	–	–	–	257
Citrus Groves	9,779	–	–	–	–	9,779
Sugarcane	–	–	113	–	–	113
Cattle	–	–	–	138	–	138
Land leasing and rentals	–	–	144	195	81	420
Other operations(a)	–	–	–	68	(266)	(198)

Total gross profit	$9,779	$257	$257	$401	$(185)	$10,509

(a) Other Operations includes the former Real Estate segment as well as other operations.

For the Nine Months Ended June 30, 2013
(in thousands)	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Total

Revenues:
Alico Fruit	$–	$27,712	$–	$–	$–	$27,712
Citrus Groves	43,664	–	–	–	–	43,664
Sugarcane	–	–	21,020	–	–	21,020
Cattle	–	–	–	293	–	293
Land leasing and rentals	–	–	659	728	336	1,723
Other operations	–	–	–	244	339	583
Intersegment Revenues - Alico Fruit	–	10,919	–	–	–	10,919
Eliminations	–	(10,919)	–	–	–	(10,919)

Total revenue	43,664	27,712	21,679	1,265	675	94,995

Operating expenses:
Alico Fruit	–	26,886	–	–	–	26,886
Citrus Groves	31,488	–	–	–	–	31,488
Sugarcane	–	–	15,789	–	–	15,789
Cattle	–	–	–	179	–	179
Land leasing and rentals	–	–	255	195	219	669
Other operations(a)	–	–	–	6	113	119

Total operating expenses	31,488	26,886	16,044	380	332	75,130

Gross profit:
Alico Fruit	–	826	–	–	–	826
Citrus Groves	12,176	–	–	–	–	12,176
Sugarcane	–	–	5,231	–	–	5,231
Cattle	–	–	–	114	–	114
Land leasing and rentals	–	–	404	533	117	1,054
Other operations(a)	–	–	–	238	226	464

Total gross profit	$12,176	$826	$5,635	$885	$343	$19,865

(a) Other Operations includes the former Real Estate segment as well as other operations.

For the Nine Months Ended June 30, 2012
(in thousands)	Citrus Groves	Agricultural Supply Chain Management	Improved Farmland	Ranch and Conservation	Other Operations	Total

Revenues:
Alico Fruit	$–	$47,547	$–	$–	$–	$47,547
Citrus Groves	55,331	–	–	–	–	55,331
Sugarcane	–	–	14,311	–	–	14,311
Cattle	–	–	–	978	–	978
Land leasing and rentals	–	–	749	813	366	1,928
Other operations	–	–	–	334	116	450
Intersegment Revenues - Alico Fruit	–	11,820	–	–	–	11,820
Eliminations	–	(11,820)	–	–	–	(11,820)

Total revenue	55,331	47,547	15,060	2,125	482	120,545

Operating expenses:
Alico Fruit	–	46,223	–	–	–	46,223
Citrus Groves	31,058	–	–	–	–	31,058
Sugarcane	–	–	11,090	–	–	11,090
Cattle	–	–	–	558	–	558
Land leasing and rentals	–	–	327	215	226	768
Other operations(a)	–	–	–	1	586	587

Total operating expenses	31,058	46,223	11,417	774	812	90,284

Gross profit:
Alico Fruit	–	1,324	–	–	–	1,324
Citrus Groves	24,273	–	–	–	–	24,273
Sugarcane	–	–	3,221	–	–	3,221
Cattle	–	–	–	420	–	420
Land leasing and rentals	–	–	422	598	140	1,160
Other operations(a)	–	–	–	333	(470)	(137)

Total gross profit	$24,273	$1,324	$3,643	$1,351	$(330)	$30,261

(a) Other Operations includes the former Real Estate segment as well as other operations.

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Depreciation, depletion and amortization:
Alico Fruit	$48	$60	$171	$161
Citrus Groves	535	519	1,578	1,562
Sugarcane	1,307	1,049	3,721	2,969
Cattle	312	265	856	801
Land Leasing and Rentals	95	104	287	321
Other depreciation, depletion and amortization	195	150	517	440

Total depreciation, depletion and amortization	$2,492	$2,147	$7,130	$6,254

(in thousands)			June 30, 2013	September 30, 2012

Assets:
Alico Fruit			$1,742	$2,066
Citrus Groves			45,115	47,154
Sugarcane			69,200	63,916
Cattle			16,041	11,274
Land Leasing and Rentals			4,635	4,905
Other Corporate Assets			45,919	55,768

Total Assets			$182,652	$185,083

Note 7. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 1, 2013 for the purpose of funding awards under its 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by shareholders on February 20, 2009. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. Effective April 1, 2013, the Board of Directors adopted the 2013 Incentive Plan (the “2013 Plan”) which supersedes the 2008 Plan. The 2013 Plan was approved by shareholders at the February 22, 2013 shareholders meeting. Under the terms of the 2013 Plan, an additional 350,000 shares of the Company’s common stock may be awarded to recipients. Shares issued pursuant to awards under the 2013 Plan, if any, must be outstanding shares which have been repurchased by the Company.

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations in general and administrative expenses was $468,000 and $783,000 for the three and nine months ended June 30, 2013, respectively, and $306,000 and $552,000 for the three and nine months ended June 30, 2012, respectively. Stock-based compensation is recorded for the Board of Directors fees paid in treasury stock and the Long Term Incentive Program restricted common stock awards.

Long Term Incentive Program

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

Performance Criteria:

Either the “Performance Criteria” or “Partial Performance” must be achieved during the five year period following the award date (the “Performance Period”) as well as certain service conditions for the CEO and/or the NEOs to receive the awards. The Performance Criteria will have been achieved if, at any time during the Performance Period, the average of the closing prices of the common stock over the most recent 20 consecutive trading day period exceeds (i) $46.00 for the CEO and $50.40 for the NEOs (representing 200% of the 20 Day Average Closing Price determined as of the Award Date (the “base stock price”) at any time during the three year period commencing on the award date, or (ii) $49.22 for the CEO and $53.93 for the other NEOs (representing 214% of the base stock price) at any time during the one year period commencing on the third anniversary of the award date and ending on the fourth anniversary of the award date, or (iii) $52.44 for the CEO and $57.46 for other NEOs (representing 228% of the base stock price) at any time during the one year period commencing on the fourth anniversary of the award date and ending on the fifth anniversary of the award date. If the 20 Day Average Closing Price equals or exceeds 100% of the applicable target average stock price on any day during the Performance Period, the recipients will be awarded, subject to vesting, 100% of the shares. Participants must be employed in an executive position through the following dates to receive their stock awards: (i) Fifty Percent (50%) of the Award Level shall immediately vest upon achievement of the Target Average Stock Price (the “Achievement Date”), (ii) Twenty-Five Percent (25%) of the Award Level shall vest on the first anniversary of the Achievement Date, and (iii) Twenty-Five Percent (25%) of the Award Level shall vest on the second anniversary of the Achievement Date. All Target Average Stock Prices are subject to adjustment based upon dividends paid on the Company’s outstanding Common Stock.

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

On February 8, 2013, the CEO’s restricted common stock award under the Program exceeded 90% of the applicable Target Average Stock Price meeting the Partial Performance Criteria. Additionally, on April 3, 2013, the other NEO’s stock awards under the Program exceeded 90% of the applicable Target Average Stock Price.

The portion of stock-based compensation expense recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2013 for these market-based awards was $27,000 and $54,000, respectively. The total value of the awards at the grant date was $321,000. The value was determined by application of a valuation model. In addition to the various criteria outlined herein, the model assumed annual volatility of 53.3% and a risk free interest rate of 2.80%.

In the event of a change in control, reorganization, liquidation or sale of the Company, all shares awarded but unvested will become fully earned and vested provided the recipient remains employed by the Company through such event.

Treasury Stock

The following table provides information relating to purchases of the Company’s common shares on the open market pursuant to its Board of Directors authorization for the nine months ended June 30, 2013:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2012	23,235	$543
Purchased	75,448	2,876
Issued to Directors	(19,516)	(453)

Balance at June 30, 2013	79,167	$2,966

Through June 30, 2013, the Company had purchased 165,056 shares and had available to purchase an additional 184,944 in accordance with its Board of Directors repurchase authorization.

Dilution

The dilutive effect on the weighted average shares outstanding of the company’s various equity instruments is detailed below:

(in thousands)	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted Average Shares Outstanding - Basic	7,299	7,354	7,316	7,354
Unvested Restricted Stock Awards	76	–	34	–

Weighted Average Shares Outstanding - Diluted	7,375	7,354	7,350	7,354

Note 8. Employee Benefits Plans

Management Security Plan

The Management Security Plan (“MSP”) is a nonqualified, noncontributory defined retirement benefit plan for a select group of management personnel. The MSP provides fixed supplemental retirement benefits for 180 months. The MSP is frozen with no new participants being added. The MSP benefit expense and the projected obligation are determined using assumptions at the end of the fiscal year. The MSP currently is unfunded and benefits are paid as they become due. At June 30, 2013, the total balance of the deferred retirement benefits liability was $4,205,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of June 30, 2013, the Rabbi Trust had no assets, and no change of control had occurred.

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

The Company has entered into Change in Control Agreements (“CIC Agreements”) with its executive officers and 22 other key employees (“CIC Recipients”). The CIC Agreements provide for cash payments to CIC Recipients in the event of a change in control as defined in the CIC Agreements followed by the termination of a CIC Recipient within 18 months of the change in control. The estimated total potential payments required by CIC Agreements are $2,503,000 for executive officers and $1,600,000 for other key employees.

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

John R. Alexander, a shareholder in Atlanticblue and a director on the Atlanticblue Board of Directors, retired as the Company’s Chairman of the Board at the February 2013 shareholders meeting. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a director at the June 2012 Atlanticblue shareholders meeting. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors. Robert E. Lee Caswell, John R. Alexander’s son-in-law, served as a director on Alico’s Board of Directors until its February 2013 shareholders meeting; he did not stand for re-election. Robert J. Viguet, Jr., an Alico director, did not stand for re-election as a director of Atlanticblue at its June 2012 shareholders meeting. Dykes Everett was elected to the Alico Board of Directors at the February 2013 shareholders meeting; he was nominated by Atlanticblue where he serves as a director.

Former director Baxter Troutman filed a derivative shareholder suit against John R. Alexander and JD Alexander in which a settlement agreement (“Agreement”) was reached on April 1, 2012. On May 16, 2012 the Circuit Court of the 10th Judicial Circuit in Polk County, FL approved the Agreement thereby settling the shareholder derivative action complaint. As a condition of the Agreement, Mr. Troutman was required to file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. The parties in executing the Agreement, including a mutual release, did not rely on any inducements, promises or representations made by the other party or any of the other parties’ representatives. Furthermore, no promise, inducement or agreement not set forth in the Agreement has been made to either party. The Company, by determination of the Special Litigation Committee comprised of four independent directors of its Board of Directors, filed a motion against Mr. Troutman seeking recovery of attorney fees and costs incurred in its defense. In response, Mr. Troutman has filed motions seeking recovery of his attorney’s fees from Alico. The Company has reimbursed Messrs.’ Alexander for legal fees used to defend themselves against the suit in accordance with the Board of Directors indemnification agreements. All reimbursements were approved by the Special Committee of the Board. Reimbursements for litigation were $39,000 and $118,000 on behalf of John R. Alexander, and $39,000 and $221,000 on behalf of JD Alexander, for the three and nine months ended June 30, 2012, respectively.

Alico Fruit is currently marketing citrus fruit for TRI-County Grove, LLC, a wholly owned subsidiary of Atlanticblue. During the three and nine months ended June 30, 2013, Alico Fruit marketed 55,948 and 201,802 boxes of fruit, for approximately $600,000 and $1,907,000, respectively. During the three and nine months ended June 30, 2012, Alico Fruit marketed 47,209 and 237,626 boxes of fruit, for approximately $639,000 and $2,900,000, respectively. Alico Fruit markets citrus fruit for TRI-County Grove, LLC at the customary terms and rates the Company extends to third parties.

Ben Hill Griffin, Inc.

Ben Hill Griffin Inc. (“Griffin”) and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s former Chairman and Chief Executive Officer and was deemed a related party until John R. Alexander retired as Chairman of Alico on February 22, 2013. No citrus fruit has been sold to Griffin during fiscal year 2013. Citrus revenues of $148,000 and $521,000 were recognized for a portion of citrus crops sold under a marketing agreement with Griffin for the three and nine months ended June 30, 2012, respectively. Accounts receivable in the Condensed Consolidated Balance Sheets include amounts due from Griffin of $94,000 at September 30, 2012. This amount represented revenues to be received periodically under pooling agreements as the sale of pooled products were completed.

Alico purchases fertilizer and other miscellaneous supplies, services, and operating equipment from Griffin on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $63,000 and $880,000 for the three and nine months ended June 30, 2012, respectively. The accompanying Condensed Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling approximately $10,000 at September 30, 2012.

Other

Mr. Charles Palmer, an independent Board Member, leased approximately 2,300 acres from the Company for a recreational lease in fiscal years 2013 and 2012. He pays approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

Note 11. Subsequent Event

In July, 2013, the Company closed a warranty easement deed with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources.

The Company will retain title to the Property and the right to various recreational uses including hunting, fishing and leasing of such rights. Additionally, the Company reserves the right to subsurface resources including oil, gas, minerals and geothermal resources underlying the easement area and the right to water uses and water rights identified as reserved to the Company.

The Company expects to generate an approximate $19,900,000 pre-tax gain which will be booked in the Company’s fourth quarter results. Additionally, a $19,900,000 capital gain for tax purposes will be utilized against the $48,000,000 capital loss carryforward generated by the Lee County property transactions in fiscal years 2012 and 2013.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2012 and our Quarterly Reports on Form 10-Q.

Overview

We own approximately 130,800 acres of land in six Florida counties (Alachua, Collier, Glades, Hendry, Lee and Polk), and operate five lines of business.

Lines of Business

We operate five lines of business related to our various land holdings.

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.
•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.
•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which has various improvements including irrigation, drainage and roads.
•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.
•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

Segments

We are organized into six operating segments which span our five lines of business. Our operating segments are strategic business units that offer different products and services. They are managed separately and decisions about allocation of resources are determined by our management team based on these strategic business units. Our operating segments are as follows:

•	Citrus Groves include activities related to planting, cultivating and/or managing citrus groves in order to produce fruit for delivery to fresh and processed citrus markets.
•	Alico Fruit includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.
•	Sugarcane includes activities related to planting, cultivating and/or managing sugarcane fields in order to produce sugarcane for sale to a sugar processor.
20

•	Cattle includes the production of beef cattle for sale.
•	Land Leasing and Rentals includes the leasing of land to others on a tenant-at-will basis for grazing, farming, oil and mineral exploration and recreational uses.
•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

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

Strategic and Financial Alternatives

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

The Board of Directors of Alico has formed a Special Committee comprised of its independent Directors to explore working cooperatively with Atlanticblue, to investigate all transaction possibilities and to protect the interests of all shareholders. The Special Committee has engaged Deutsche Bank Securities Inc. to act as its financial advisor and Greenberg Traurig, P.A. to act as its legal counsel to assist and advise the Special Committee with respect to pursuing potential strategic and financial transaction alternatives, including merger, business combination and sale transactions involving Alico. The Special Committee intends to work with its independent financial and legal advisors to identify and evaluate all available strategic and financial alternatives to maximize shareholder value. Atlanticblue has informed Alico that it intends to work cooperatively with the Special Committee with respect to this process.

Results of Operations

The following table sets forth a comparison of results of operations for the three and nine months ended June 30, 2013 and 2012:

(in thousands)	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Operating revenues:
Citrus Groves	$19,209	$21,829	$(2,620)	(12.0)%	$43,664	$55,331	$(11,667)	(21.1)%
Alico Fruit Company	10,553	16,753	(6,200)	(37.0)%	27,712	47,547	(19,835)	(41.7)%
Sugarcane	4,549	652	3,897	597.7%	21,020	14,311	6,709	46.9%
Cattle	105	378	(273)	(72.2)%	293	978	(685)	(70.0)%
Land Leasing and Rentals	555	672	(117)	(17.4)%	1,723	1,928	(205)	(10.6)%
Other	258	117	141	120.5%	583	450	133	29.6%
Total operating revenues	35,229	40,401	(5,172)	(12.8)%	94,995	120,545	(25,550)	(21.2)%

Gross Profit:
Citrus Groves	6,420	9,779	(3,359)	(34.3)%	12,176	24,273	(12,097)	(49.8)%
Alico Fruit Company	458	257	201	78.2%	826	1,324	(498)	(37.6)%
Sugarcane	1,594	113	1,481	1310.6%	5,231	3,221	2,010	62.4%
Cattle	44	138	(94)	(68.1)%	114	420	(306)	(72.9)%
Land Leasing and Rentals	354	420	(66)	(15.7)%	1,054	1,160	(106)	(9.1)%
Other	195	(198)	393	(198.5)%	464	(137)	601	(438.7)%
Total gross profit	9,065	10,509	(1,444)	(13.7)%	19,865	30,261	(10,396)	(34.4)%
Corporate, general and
administrative expenses	2,253	1,871	382	20.4%	6,525	5,668	857	15.1%

Income from operations	6,812	8,638	(1,826)	(21.1)%	13,340	24,593	(11,253)	(45.8)%
Other income (expense), net	(167)	6,888	(7,055)	(102.4)%	(448)	6,026	(6,474)	(107.4)%

Income before income taxes	6,645	15,526	(8,881)	(57.2)%	12,892	30,619	(17,727)	(57.9)%
Income taxes	(2,566)	(5,919)	3,353	(56.6)%	(5,002)	(11,665)	6,663	(57.1)%

Net income	$4,079	$9,607	$(5,528)	(57.5)%	$7,890	$18,954	$(11,064)	(58.4)%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three and nine months ended June 30, 2013 and 2012:

(in thousands, except per box and per pound solid data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Revenue From:
Early and Mid Season	$2	$3	$(1)	(33.3)%	$17,923	$24,376	$(6,453)	(26.5)%
Valencias	18,953	21,653	(2,700)	(12.5)%	23,216	28,331	(5,115)	(18.1)%
Fresh Fruit	236	113	123	108.8%	2,443	2,540	(97)	(3.8)%
Other	18	60	(42)	(70.0)%	82	84	(2)	(2.4)%
Total	$19,209	$21,829	$(2,620)	(12.0)%	$43,664	$55,331	$(11,667)	(21.1)%

Boxes Harvested:
Early and Mid Season	–	–	–	NM	1,899	2,186	(287)	(13.1)%
Valencias	1,549	1,607	(58)	(3.6)%	1,967	2,171	(204)	(9.4)%
Fresh Fruit	31	(4)	35	(875.0)%	251	274	(23)	(8.4)%
Total	1,580	1,603	(23)	(1.4)%	4,117	4,631	(514)	(11.1)%

Pounds Solids Produced:
Early and Mid Season	6	3	3	100.0%	11,613	14,030	(2,417)	(17.2)%
Valencias	10,579	11,448	(869)	(7.6)%	13,134	15,039	(1,905)	(12.7)%
Total	10,585	11,451	(866)	(7.6)%	24,747	29,069	(4,322)	(14.9)%

Pounds Solids per Box:
Early and Mid Season	NM	NM	NM	NM	6.12	6.42	(0.30)	(4.7)%
Valencias	6.83	7.12	(0.29)	(4.1)%	6.68	6.93	(0.25)	(3.6)%

Price per Pound Solid:
Early and Mid Season	NM	NM	NM	NM	$1.54	$1.74	$(0.19)	(11.2)%
Valencias	$1.79	$1.89	$(0.10)	(5.3)%	$1.77	$1.88	$(0.12)	(6.2)%

Price per Box:
Fresh Fruit	$7.61	NM	NM	NM	$9.73	$9.27	$0.46	5.0%

NM - Not Meaningful

We sell our Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. They generally buy their citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase their citrus on a per box basis.

The declines for the three and nine months ended June 30, 2013 in boxes harvested, pounds solids produced and pounds solids per box are being driven by growing season fluctuations in production, primarily resulting from changes in weather, horticultural practices and the effects of diseases and pests, including Citrus Greening. The industry and the Company both experienced higher than normal premature fruit drop in certain areas of our groves that also contributed to the smaller harvest. Although our total production for the nine months ended June 30, 2013 declined 11.1% versus the same period of the prior year, our per acre production compared favorably to average production in the state of Florida.

The statewide environmental and horticultural factors described above have negatively impacted our crops and key operating measures presented above. The USDA, in its July 11, 2013 Citrus Forecast, indicated that it expects the Florida orange crop to decline by 13,300,000 boxes or approximately 9% versus the prior year. In six of its last seven monthly estimates, the USDA has revised its estimate of the 2012/2013 Florida orange crop downward. Over the course of these revisions, the USDA has decreased its 2012/2013 Florida Orange crop estimate a total of 13%. The USDA estimate will not be updated again until the first estimate of the 2013/2014 season is released.

The decline in Citrus Groves gross profit relates primarily to the changes in revenue discussed above plus an increase of 10.9% in growing costs for the FY2013 crop to $19,842,000 from $17,885,000, primarily driven by increases in the market price of fertilizer. Per box harvest and hauling costs for the three and nine months ended June 30, 2013 remained relatively in line with the three and nine months ended June 30, 2012.

Alico Fruit Company

The table below presents key operating measures for the three and nine months ended June 30, 2013 and 2012:

(in thousands, except per box and per pound solid data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Purchase and Resale of Fruit:
Revenue	$8,938	$14,149	$(5,211)	(36.8)%	$23,098	$40,571	$(17,473)	(43.1)%
Boxes Sold	731	965	(234)	(24.2)%	2,377	3,235	(858)	(26.5)%
Pounds Solids Sold	4,979	6,848	(1,869)	(27.3)%	14,839	21,097	(6,258)	(29.7)%
Pounds Solids per Box	6.81	7.10	(0.29)	(4.0)%	6.24	6.52	(0.28)	(4.3)%
Price per Pound Solids	$1.80	$2.07	$(0.27)	(13.1)%	$1.56	$1.92	$(0.37)	(19.1)%

Value Added Services:
Revenue	$1,313	$1,510	$(197)	(13.0)%	$3,592	$4,217	$(625)	(14.8)%
Value Added Boxes	1,106	1,128	(22)	(2.0)%	2,756	3,031	(275)	(9.1)%

Other Revenue	$302	$1,094	$(792)	(72.4)%	$1,022	$2,759	$(1,737)	(63.0)%

The declines in Purchase and Resale of Fruit revenue, boxes sold, pounds solids sold, pounds solids per box and price per pound solids as well as the declines in Value Added Services revenue and boxes, are all being driven primarily by statewide harvest and market conditions as discussed under Citrus Groves above.

The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

Sugarcane

The table below presents key operating measures for the three and nine months ended June 30, 2013 and 2012:

(in thousands, except per net standard ton and per acre data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Revenue From:
Sale of Sugarcane	$4,401	$574	$3,827	666.7%	$20,125	$13,795	$6,330	45.9%
Molasses Bonus	135	78	57	73.1%	812	512	300	58.6%
Other	13	–	13	NM	83	4	79	1975.0%
Total	$4,549	$652	$3,897	597.7%	$21,020	$14,311	$6,709	46.9%

Net Standard Tons Sold	99	10	89	890.0%	546	339	207	61.1%

Price Per Net Standard Ton:
Sale of Sugarcane	$44.45	$57.40	$(12.95)	(22.6)%	$36.86	$40.69	$(3.83)	(9.4)%
Molasses	$1.36	$7.80	$(6.44)	(82.5)%	$1.49	$1.51	$(0.02)	(1.5)%

Net Standard Tons/Acre	NM	NM	NM	NM	41.14	35.19	5.95	16.9%

NM - Not Meaningful

The increases in revenues and net standard tons sold relate primarily to the increase in producing acres to 13,272 in fiscal year 2013 from 9,634 in fiscal year 2012 as well as a 16.9% increase in net standard tons per acre. The increase in production is partially offset by the decrease in price per net standard ton that has resulted from changes in market conditions in the first nine months of fiscal year 2013 versus the first nine months of fiscal year 2012.

The increase in gross profit is related primarily to the increase in revenues discussed above and a 2.3% decrease in growing costs per acre versus the nine months ended June 30, 2012. This increase is partially offset by a 5% increase in per net standard ton harvest and hauling costs versus the same period of the prior year.

Cattle

The decreases in revenue and gross profit for the three and nine months ended June 30, 2013 versus the same periods of the prior year relate to timing of the sale of cull cows and bulls from our breeding herd. We sold significantly more cull cows and bulls during the first three quarters of fiscal year 2012 than we sold during the first three quarters of fiscal year 2013. We expect to sell culls and our entire calf inventory during the fourth quarter of fiscal year 2013. We have entered into a contract to sell 6,300 calves for an average price of $1.52 per pound in the months of July and August 2013.

Land Leasing and Rentals

The decreases in revenues and gross profit for the three and nine months ended June 30, 2013 versus the three and nine months ended June 30, 2012 relate primarily to the loss of a grazing lease due to the Polk county property sale in fiscal year 2012, the non-renewal of farmland leases by two melon farmers that generally lease our fallow sugarcane land and timing related to renewals of other leases.

Other

The increases in Other revenues for the three and nine months ended June 30, 2013 versus the same periods of the prior year relate primarily to an increase in rock mining royalties based upon the volume of rock being extracted from our owned mine.

General and Administrative

The increase in general and administrative expenses for the three and nine months ended June 30, 2013 versus the same periods of the prior year relate primarily to costs incurred related to the pursuit of a transaction as described in “Recent Events,” which totaled $494,000 and $1,171,000 for the three and nine months ended June 30, 2013, respectively.

Other Income (Expense), net

The decrease in other income (expense), net versus both the three and nine months ended June 30, 2012 relates primarily to the non-recurring sales of real estate in Lee and Polk counties during the third quarter of fiscal year 2012, partially offset by a decrease in interest expense from $354,000 and $1,290,000 for the three and nine months ended June 30, 2013, respectively, to $290,000 and $968,000 for the three and nine months ended June 30, 2013, respectively.

Income Tax Expense

Our effective tax rates were 38.6% and 38.8% for the three and nine months ended June 30, 2013, respectively. The corresponding rates for the three and nine months ended June 30, 2012 were both 38.1%. The change in rates relates primarily to changes in the relative magnitude of various permanent book-tax differences.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30, 2013	September 30, 2012	Change

Cash and cash equivalents	$6,803	$13,328	$(6,525)
Restricted cash	$–	$2,500	$(2,500)
Investments	$260	$257	$3
Total current assets	$39,196	$51,467	$(12,271)
Total current liabilities	$12,111	$17,148	$(5,037)
Working capital	$27,085	$34,319	$(7,234)
Total assets	$182,652	$185,083	$(2,431)
Notes payable	$36,500	$39,900	$(3,400)
Current ratio	3.24 to 1	3.00 to 1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at June 30, 2013. See Item 1. Financial Statement, Note 5. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

The decrease in cash and cash equivalents was primarily due to the following factors:

•	Capital expenditures of $16,792,000,
•	Principal payments on debt of $3,400,000
•	Treasury stock purchases of $2,877,000, and
•	Dividends paid of $1,164,000

These decreases in cash and equivalents were partially offset by the following factors:

•	Cash provided by operations of $14,753,000 and
•	Proceeds from the sale of fixed assets of $2,900,000.

In July, 2013, we closed a warranty easement deed with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. We expect to generate an approximate $19,900,000 pre-tax gain which will be booked in our fourth quarter results. Additionally, a $19,900,000 capital gain for tax purposes expects to be utilized against the $48 million capital loss carryforward generated by the Lee County property transactions in fiscal years 2012 and 2013.

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the nine months ended June 30, 2013 and 2012:

(in thousands)	Nine Months Ended June 30,
	2013	2012	Change

Net Income	$7,890	$18,954	$(11,064)
Depreciation and Amortization	7,130	6,254	876
Net (Gain) Loss on Sale of Property and Equipment	(201)	(7,341)	7,140
Other Non-Cash (Income) Expenses	730	1,488	(758)
Change in Working Capital	(796)	6,271	(7,067)

Cash Provided by Operations	$14,753	$25,626	$(10,873)

The factors contributing to the decrease in net income for the nine months ended June 30, 2013 versus the same period of the prior year are discussed in “Results of Operations.” Depreciation and Amortization increased versus the nine months ended June 30, 2012 due to purchases of depreciable property and equipment during the last twelve months as well as additional capitalized sugarcane planting costs. The net gain on the sale of property and equipment decreased from the nine months ended June 30, 2012 due to the sale of real estate in Lee and Polk counties. The sale of real estate also significantly impacted the change in working capital as the income tax impact of the sale was recorded in the nine months ended June 30, 2012.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the nine months ended June 30, 2013 and 2012:

(in thousands)	Nine Months Ended June 30,
	2013	2012	Change

Purchases of property and equipment	$(16,792)	$(12,195)	$(4,597)
Real Estate Sales	2,925	1,896	1,029
Return on investment in Magnolia	–	4,735	(4,735)
Other	30	767	(737)

Net cash used in investing activities	$(13,837)	$(4,797)	$(9,040)

The increase in purchases of property and equipment related primarily to completing the conversion of undeveloped and permitted land to approximately 4,000 producing acres of improved farmland in the current year period. Also included in purchases of property and equipment are the costs associated with planting the additional 4,000 acres of sugarcane as well as the approximately 1,200 acres of fallow sugarcane land, the purchase of 396 acres of land in Alachua County for use as a citrus nursery and the purchase of approximately 2,200 additional heifers.

The increase in cash provided by real estate sales relates to the timing of the closings of the various sales recorded in the statement of operations for fiscal year 2012. The decrease in the return on investment in Magnolia versus the first nine months of fiscal year 2012 relates primarily to the suspension of cash distributions by Magnolia while it converts a large portion of its tax certificate portfolio to tax deeds.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the nine months ended June 30, 2013 and 2012:

(in thousands)	Nine Months Ended June 30,
	2013	2012	Change

Principal payments on notes payable	$(3,400)	$(2,462)	$(938)
Net repayments on revolving line of credit	–	(13,979)	13,979
Treasury stock purchases	(2,877)	(288)	(2,589)
Dividends paid	(1,164)	(1,469)	305

Net cash used in financing activities	$(7,441)	$(18,198)	$10,757

The increase in principal payments on notes payable for the nine months ended June 30, 2013 relates to the payoff of the Farm Credit Mortgage (see “Note 5. Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements). During the nine months ended June 30, 2012, we paid down the revolving line of credit as shown above. No such payments were made in the current year to date period. We increased our repurchases of stock for the nine months ended June 30, 2013 (see “Note 7. Stockholders’ Equity” in the Notes to Condensed Consolidated Financial Statements).

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $20,600,000 at June 30, 2013 for delivery in fiscal years 2014 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

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

The Board of Directors has authorized the repurchase of up to 350,000 shares of our common stock from shareholders. Stock repurchases will be made on a quarterly basis until November 30, 2013, through open market transactions, at times and in such amounts as the Company’s broker determines, subject to the provisions of SEC Rule 10b-18. Through June 30, 2013, the Company had purchased 165,056 shares and had available to purchase an additional 184,944 in accordance with its Board of Directors repurchase authorization.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month of June 2013	1,680	$39.97	1,680	184,944

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None.

  ITEM 6. Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)

3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	(Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: August 6, 2013	By:	/s/JD Alexander
JD Alexander
Chief Executive Officer and President

Date: August 6, 2013	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Index to Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)

3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	(Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

