Form 10-Q/A
period 2013-06-30
ALICO INC
filed 2013-08-08
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as originally filed on August 6, 2013 (the “Original Filing”), is being filed for the sole purpose of refiling certain exhibits thereto as follows:

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Except as expressly noted herein, this Form 10-Q/A Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to August 6, 2013.

2

  ITEM 6. Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)
3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).
10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	(Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7		Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

3

101.INS	**	XBRL Instance Document	***

101.SCH	**	XBRL Taxonomy Extension Schema Document	***

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	***

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	***

101.LAB	**	XBRL Taxonomy Label Linkbase Document	***

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

***	Incorporated by reference to the respective exhibits to the Company’s quarterly report on Form 10-Q filed with the Commission on August 6, 2013.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: August 8, 2013	By:	/s/JD Alexander
JD Alexander
Chief Executive Officer and President

Date: August 8, 2013	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

5

Index to Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)
3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).
10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	(Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7		Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

6

101.INS	**	XBRL Instance Document	***

101.SCH	**	XBRL Taxonomy Extension Schema Document	***

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	***

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	***

101.LAB	**	XBRL Taxonomy Label Linkbase Document	***

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	***
*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

***	Incorporated by reference to the respective exhibits to the Company’s quarterly report on Form 10-Q filed with the Commission on August 6, 2013.

7