Form 10-K
period 2013-09-30
ALICO INC
filed 2013-12-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of March 31, 2013 (the last business day of Alico’s most recently completed second fiscal quarter) was $105,650,817.50. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% shareholders as affiliates of the registrant. There were 7,274,339 shares of stock outstanding at December 2, 2013.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant to be dated on or before January 28, 2014, are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the fiscal year ended September 30, 2013

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

Part 1

Item  1. Business.

Alico, Inc. (“Alico”) is a Florida agribusiness and land management company built for today and backed by a legacy of achievement and innovation in citrus, sugar, cattle and resource conservation.

We own approximately 130,800 acres of land in six Florida counties (Alachua, Collier, Glades, Hendry, Lee and Polk) and, in addition to our principal lines of business in citrus groves, improved farmland including sugar cane, cattle ranching and conservation, and related support operations. We also receive royalties from rock mining and oil production.

Our mission is to create value for our customers, clients and shareholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

We manage our land based upon its primary usage and review its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  We present our financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, we changed our internal operations to align with the way we manage our business operations. As a result, we have realigned our financial reporting segments to match our internal operations.  We have reclassified prior years to conform to the fiscal year 2013 presentation.  None of these changes affect our previously reported consolidated results.  The only change to previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications.

The Land We Manage

We regularly review our land holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings not meeting our total return criteria are considered surplus to our operations and will be sold or exchanged for land considered to be more compatible with our business objectives and total return profile.

We operate and manage Citrus Groves, Improved Farmland, Ranch and Conservation and Other Land. Our holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities

Citrus Groves	17,400	Citrus Cultivation
Improved Farmland	44,100	Farming; Leasing
Ranch and Conservation	67,400	Cattle Grazing; Sod and Native Plant Sales; Leasing; Conservation
Other Land	1,900	Mining; Citrus Nursery

Total	130,800

Citrus Groves

We own and manage Citrus Groves in Collier, Hendry and Polk Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Citrus Groves total approximately 17,400 gross acres or 13.3% of our land holdings. Our Citrus acreage is detailed in the following table:

	Net Plantable			Total Plantable
	Producing	Developing	Fallow		Support	Gross

Hendry County	3,400	100	100	3,600	1,600	5,200
Polk County	3,100	100	100	3,300	2,000	5,300
Collier County	4,100	-	-	4,100	2,800	6,900

Total	10,600	200	200	11,000	6,400	17,400

Of the approximately 17,400 gross acres of citrus groves we own and manage, approximately 6,400 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees but which are not capable of directly producing fruit. The approximately 11,000 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted in trees too young to commercially produce fruit) and acres that are fallow.

Our Citrus Groves segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market constitute approximately 95% of our citrus sales annually. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which contain 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. We have produced 24,746,000, 29,069,000, and 23,976,000 pound solids for each of the years ended September 30, 2013, 2012, and 2011, on boxes delivered to processing plants of 3,867,000, 4,357,000, and 3,773,000, respectively. The average pound solids per box was 6.40, 6.68, and 6.34 for each of the years ended September 30, 2013, 2012, and 2011, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floored price, we benefit from the incremental difference between the floor and the final market price.

All citrus to be produced for the processed citrus market in fiscal year 2013-2014 is under minimum price contracts with a floor price of approximately $1.60 per pound solids. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh market constitute approximately 5% of our citrus sales annually. We produce numerous varieties to the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box, and the packing houses are responsible for the harvest and haul of these boxes. We have produced 251,000, 278,000, and 289,000 boxes for each of the years ended September 30, 2013, 2012, and 2011, respectively. The majority of our citrus to be produced for the fresh citrus market in fiscal year 2013-2014 is under fixed price contracts.

Revenue from Citrus Groves operations was approximately 43.0%, 43.6%, and 47.8% of our total operating revenues for the fiscal years ended September 30, 2013, 2012, and 2011, respectively.

Improved Farmland

We own and manage Improved Farmland in Hendry County and engage in farming the land and leasing some of the acreage to others to farm. Of our land holdings, Improved Farmland totals approximately 44,100 gross acres or 33.7% of our total acreage. Our Improved Farmland acreage is detailed in the following table:

Gross Acres

Sugarcane	30,600
Leaseable	5,800
Permitted but undeveloped	7,700

Total improved farmland	44,100

Our Improved Farmland includes approximately 30,600 gross acres currently used for Sugarcane farming, approximately 5,800 gross acres of irrigated farmland currently used for farm leasing and other purposes and approximately 7,700 gross acres of permitted but undeveloped land (acres that are permitted for farming but that have not yet been cleared, leveled and irrigated for commercial farming).

The approximately 30,600 gross acres currently used for Sugarcane farming are detailed in the table below:

	Net Plantable
	Developing	Plant Cane	First Stubble	Second Stubble	Third Stubble	Total Plantable	Support	Gross

Hendry County	2,200	5,300	5,300	4,500	1,600	18,900	11,700	30,600

The sugarcane farmland we own and manage, approximately 11,700 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention and drainage ditches integral to the cultivation of sugarcane but which are not capable of directly producing sugarcane. The remaining approximately 18,900 acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing sugarcane.

Our sugarcane crops are planted in the sandy soils of Hendry County and are generally replanted every four years. On average, three annual crops are harvested from one field before production and sugar concentration declines to an unacceptable level and the sugarcane crop is plowed under. The first crop that emerges from the planted cane is called plant cane and the subsequent crops are termed first stubble and second stubble. The sugarcane fields are generally fallow in the fourth year and are leased to other farmers to plant seasonal crops such as sweet corn, peanuts and watermelons. Approximately 2,200 acres of second stubble was harvested and plowed under in fiscal year 2013.

Developing acres are sugarcane acres that are being planted and cultivated in fiscal year 2014 and which will produce plant cane in fiscal year 2015. The 4,500 acres that are classified as second stubble for fiscal year 2013 and the 1,600 acres that are classified as third stubble will be harvested in the first quarter of fiscal year 2014. Portions of the 4,500 acres may be cultivated for an additional year to create a third stubble crop in fiscal year 2015, while the remainder and all of the 1,600 acres of third stubble will be plowed under and become leaseable fallow land.

We have sold 100% of our sugarcane to United States Sugar Corporation (“USSC”), a local Florida sugar processor, since the inception of our sugarcane program in 1988. The location of our sugarcane fields relative to the USSC processing plant is favorable and allows for efficient and cost effective delivery of our sugarcane. Alternative plant locations are less favorable, and, as a result, the loss of USSC as a customer could have a material adverse effect on our sugarcane operations; however, we do have a purchase agreement with USSC through March 31, 2014 that includes a minimum pricing clause. On March 31, 2014, the purchase agreement will automatically extend for one additional year, unless either party gives written notice of termination by the preceding January 1. If written notice of termination is provided by either party, the planted sugarcane, including any subsequent stubble years will continue to be subject to the purchase agreement.

During fiscal years ended September 30, 2013, 2012, and 2011, revenue from improved farmland operations was 21.6%, 12.0% and 8.8% of our total operating revenue, respectively.

Of our approximately 44,100 gross acres of Improved Farmland, approximately 5,800 gross acres are classified as irrigated farmland that is currently used for leasing and other purposes and 7,700 gross acres are classified as permitted but undeveloped. The detail of our irrigated farmland and permitted but undeveloped farmland is presented in the following table:

	Gross Acres	Net Leaseable	Estimated Net Leaseable

Leaseable	5,800	2,300	N/A
Permitted but undeveloped	7,700	N/A	4,000 to 5,000

Of our approximately 5,800 gross acres of irrigated farmland, approximately 2,300 acres are leaseable. Of our 7,700 gross acres of permitted but undeveloped land, we estimate that with proper clearing and development we could yield four to five thousand net leaseable acres.

Ranch and Conservation

We own and manage Ranch and Conservation land in Collier, Hendry and Polk Counties and engage in Cattle Production, Sod and Native Plant Sales, Land Leasing for recreational and grazing purposes and conservation activities. Of our land holdings, Ranch and Conservation totals approximately 67,400 gross acres or 51.5% of our total acreage. Our Ranch and Conservation acreage is detailed in the following table:

Acreage

Hendry County	60,500
Polk County	2,900
Collier County	4,000

Total	67,400

We frequently lease the same acreage for more than one purpose. The portion of our Ranch and Conservation acreage that is leased for each purpose is detailed in the table below:

	Grazing	Recreational

Hendry County	1,900	57,500
Polk County	2,300	1,300
Collier County	4,000	3,500

Our Cattle operation is engaged in the production of beef cattle. It is located in Hendry and Collier Counties. The breeding herd consisted of an average of 8,700 cows and bulls. We primarily sell our calves to feed yards and yearling grazing operations in the United States. We also sell cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for our cattle. We believe that the loss of any one or a few of these buyers would not have a material effect on our Cattle operations. Revenue from ranch and conservation operations was approximately 6.6%, 5.8%, and 6.1% of total operating revenue for each of the years ended September 30, 2013, 2012, and 2011, respectively.

In the fourth quarter of fiscal year 2013 we granted an easement to the United States Department of Agriculture (“USDA”), through its administering agency, The Natural Resources Conservation Service, on approximately 11,600 acres of our Ranch and Conservation land located in Hendry County resulting in a gain of $20.3 million, which was recorded in Other Income on the Statement of Comprehensive Income.

Our Other Segments

In addition to owning and managing approximately 130,800 gross acres of land in Central and Southwest Florida, Alico also engages in complimentary lines of business. Our Agricultural Supply Chain Management and Support

lines of business include activities related to value-added services provided which include agricultural contracting for harvesting hauling and marketing and the purchase and resale of fruit while our Other Operations line of business includes activities related to rock and sand mining, oil exploration and other insignificant lines of business. A summary of the Agricultural Supply Chain Management and Support line of business follows:

•	Alico Fruit Company is a wholly owned subsidiary purchased in February 2006 to provide additional citrus marketing expertise and the ability to manage the delivery of our own citrus crop. Its operations include supply chain management (contracting for harvest, hauling and marketing) for Alico’s citrus crop and for other growers. The operation also includes the purchase and resale of citrus fruit. During the fiscal years ended September 30, 2013, 2012, and 2011, Alico Fruit Company’s revenue was 27.9%, 38.0% and 36.6% of our total operating revenue, respectively.
•	In the third quarter of fiscal year 2013, we acquired approximately 400 acres of land in Alachua County on which we are constructing a citrus tree nursery which will be included in the Agricultural Supply Chain Management line of business.

Segment Financial Results

We create value for our customers, clients and investors by managing our land holdings to their highest and best returns and by producing the highest quality agricultural products, implementing innovative land management and responsible environmental stewardship in the communities where we operate.

The following table presents the operating revenues and gross profit of the segments:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Revenues:
Citrus Groves	$43,689	$55,423	$47,088
Agricultural Supply Chain Management	28,412	48,334	36,115
Improved Farmland	21,917	15,316	8,642
Ranch and Conservation	6,755	7,348	6,015
Other Operations	888	766	732
Intersegment Revenues	10,981	11,820	9,679
Eliminations	(10,981)	(11,820)	(9,679)

Total revenue	101,661	127,187	98,592

Operating expenses:
Citrus Groves	31,533	30,995	27,764
Agricultural Supply Chain Management	27,949	47,693	35,109
Improved Farmland	16,202	11,574	7,343
Ranch and Conservation	3,798	3,497	3,640
Other Operations	505	1,196	1,303

Total operating expenses	79,987	94,955	75,159

Gross profit:
Citrus Groves	12,156	24,428	19,324
Agricultural Supply Chain Management	463	641	1,006
Improved Farmland	5,715	3,742	1,299
Ranch and Conservation	2,957	3,851	2,375
Other Operations	383	(430)	(571)

Total gross profit	$21,674	$32,232	$23,433

Highlights

Change in Majority Owner

On November 19, 2013, 734 Investors, LLC (the “Buyer”), an investment fund affiliated with 734 Agriculture, LLC (“734 Agriculture”) and George R. Brokaw, a Member of 734 Agriculture and the Buyer’s designee (the “Designee”), completed the previously announced purchase from Alico Holding, LLC (the “Seller”), a company wholly owned by Atlantic Blue Group, Inc., of 3,725,457 shares of common stock, par value $1 per share, of Alico owned by the Seller for $37.00 per share, for an aggregate purchase price of approximately $137,841,909 in cash (the “Share Purchase”). The Buyer used equity investments from its members of approximately $123,410,000 and debt financing of $13,691,909 to fund its portion of the purchase price. The Designee used cash on hand to fund his portion of the purchase price.

The common stock acquired by the Buyer and the Designee represents approximately 51% of our outstanding voting securities. On November 15, 2013, the Buyer amended and restated its LLC operating agreement (the “LLC Agreement”) to admit new members and to designate 734 Agriculture as the managing member, with authority to administer the affairs of the Buyer, including the voting and disposition of shares of Common Stock, subject to certain restrictions set forth therein. The Buyer also entered into an agreement with the Designee (the “Designee Agreement”), dated as of November 15, 2013, providing that the Designee will vote the shares of our common stock acquired in the Share Purchase as directed by the Buyer and will not transfer, sell or otherwise dispose of those shares except pro rata with the Buyer’s disposition of its shares of our common stock. As a result, upon the consummation of the Share Purchase, the Buyer and 734 Agriculture will have the voting power to control the election of our directors and any other matter requiring the affirmative vote or consent of our shareholders.

The LLC Agreement also provides that the Buyer and 734 Agriculture will cause one of our directors so elected (or two, if our Board of Directors (the “Board”) is comprised of eleven or more members) to be an individual or individuals nominated by an affiliate of Arlon Group, so long as such nominee(s) satisfies certain conditions set forth in the LLC Agreement, including compliance with director independence and other criteria of the Company, the Nasdaq Global Select Stock Market (“Nasdaq”) and the Securities and Exchange Commission (the “SEC”) and applicable provisions of the Securities Exchange Act of 1934 (the “Exchange Act”), and qualification to serve as a director under the laws of the State of Florida.

We are not a party to the LLC Agreement or the Designee Agreement. The foregoing information concerning the LLC Agreement and the Designee Agreement has been furnished to us by the Buyer and 734 Agriculture, and we assume no responsibility for the accuracy of any such information.

Appointment of Directors; Resignation of Directors

With the closing of the Share Purchase, the previously announced election of the following individuals to our board of directors (the “Board”) became effective: Mr. Brokaw, Member of 734 Agriculture; Remy W. Trafelet, Manager of 734 Agriculture; W. Andrew Krusen, Chairman and CEO of Dominion Financial Group; Benjamin D. Fishman, Managing Principal of Arlon Group; Henry R. Slack, former Chairman of the Board of Terra Industries, Inc. and Senior Partner of Quarterwatch, LLC; Clayton G. Wilson, former CEO of 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”) and Chairman of the Board of Latt Maxcy Corporation; and R. Greg Eisner, Head of Strategy of Dubin & Company, LLC. In accordance with the LLC Agreement, Arlon Group proposed that Mr. Fishman be included in the slate of new directors to be elected to the Board. Biographical information on each of the directors elected to the Board can be found in the Company’s Schedule 14f-1 filed with the SEC on November 8, 2013 (the “Schedule 14f-1”), under the section entitled “Directors Designated by 734 Investors—734 Investors’ Designees.”

Ramon A. Rodriguez remained on the Board and will continue to serve as director of the Company following the Share Purchase. In addition, Adam D. Compton, who previously resigned subject to and effective upon the closing of the Share Purchase, was reelected to the Board on November 22, 2013. Biographical information on Messrs. Rodriguez and Compton can be found in the Schedule 14f-1 under the section entitled “Board of Directors.”

Upon the Closing of the Share Purchase, the following individuals ceased to be directors pursuant to their previously disclosed resignations: JD Alexander, Dykes Everett, Thomas H. McAuley, Charles L. Palmer, John D. Rood, and Gordon Walker, PhD. Mr. Robert J. Viguet, Jr. resigned from the Board on November 21, 2013.

In connection with the change in the membership of the Board:

•	Mr. Slack was appointed to serve as Chairman of the Board;

•	Messrs. Trafelet (Chair), Brokaw, Fishman and Slack were appointed to serve as members of the Executive Committee of the Board;

•	Messrs. Rodriguez (Chair), Compton and Krusen were appointed to serve as members of the Audit Committee of the Board;

•	Messrs. Eisner (Chair), Brokaw and Krusen were appointed to serve as members of the Compensation Committee of the Board; and

•	Messrs. Brokaw (Chair), Compton, Eisner and Fishman were appointed to serve as members of the Nominations and Governance Committee of the Board.

Appointment of Mr. Wilson as the Company’s Chief Executive Officer

Upon the closing of the Share Purchase, Mr. Alexander ceased to be our CEO pursuant to his previously disclosed resignation. On November 22, 2013, the Board appointed Mr. Wilson to serve as our Chief Executive Officer (“CEO”), effective immediately. Mr. Wilson also resigned from his position as CEO of Silver Nip effective the same date. Biographical information on Mr. Wilson can be found in our Schedule 14f-1 under the section entitled “Directors Designated by 734 Investors—734 Investors’ Designees—Mr. Clayton G. Wilson.” We expect to negotiate and enter into an employment agreement with Mr. Wilson, which will provide for compensation and other terms of employment appropriate for his position. During the interim period beginning on November 22, 2013 and ending when a definitive employment agreement with Mr. Wilson becomes effective, Mr. Wilson’s compensation will be equivalent to the compensation he previously received as CEO of Silver Nip, which is expected to consist of an annual base salary of $150,000 and customary fringe benefits (including employee welfare and retirement benefits) provided to our executive officers.

Silver Nip Agreement

On November 22, 2013, we entered into an employee lease agreement with Mr. Wilson and Silver Nip (the “Silver Nip Agreement”). Silver Nip is owned and controlled by Messrs. Brokaw, Trafelet and Wilson.

The Silver Nip Agreement provides, subject to the terms and conditions set forth therein, for us to furnish Mr. Wilson’s services to Silver Nip to perform the functions and services that Mr. Wilson has previously performed for Silver Nip prior to his resignation as CEO (the “Resignation Date”). The Silver Nip Agreement provides that Mr. Wilson will spend a majority of his working time performing functions and services for us and that in no event will Mr. Wilson be required to take any action that he or Alico determines could conflict with Mr. Wilson’s exercise of his fiduciary duties under applicable law owed to us or could interfere with the performance of his duties as an executive officer of the Company. In exchange for furnishing Mr. Wilson’s services, Silver Nip has agreed to pay us the cash salary that would have been paid to Mr. Wilson pursuant to his previous employment arrangement with Silver Nip, had that arrangement continued to be in force.

The Silver Nip Agreement continues through December 31, 2013. If neither party has provided the other with written notice of an intention to terminate the Silver Nip Agreement at least three business days before December 31, 2013 (or any subsequent renewal period), the Silver Nip Agreement will automatically renew for a one month period. In addition, Silver Nip may terminate the Silver Nip Agreement at any time upon 10 business days’ prior written notice to us.

Sale of Easement

In July, 2013, we granted a warranty easement deed to the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. We will retain title to the Property and the right to various recreational uses including hunting, fishing and leasing of such rights. Additionally, we reserve the right to subsurface resources including oil, gas, minerals and geothermal resources underlying the easement area and the right to water uses and water rights identified as reserved to us.

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

Strategy

Our core business strategy is to maximize shareholder value through continuously improving the return on our invested capital, either by holding and managing our existing land through skilled agricultural production, leasing, or other opportunistic means of monetization, disposing of under productive land or business units, and/or acquiring new land or operations with appreciation potential.

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

We position our three categories of land based upon their suitability for a particular purpose and their potential to generate value:

•	We position our Citrus Groves to efficiently utilize capital to consistently generate high-quality commercially viable citrus fruit for the processed or fresh markets while managing the weather and disease related risks inherent in the citrus business.
•	We position our Improved Farmlands to generate returns on permitted and farmable acreage. Based upon our interpretation of industry information and the potential for returns, we plant and cultivate sugarcane on our improved farmlands, lease our improved farmlands to third parties, allow our improved farmland to remain fallow, and/or convert our improved farmlands to other crops.
•	We position our Ranch and Conservation lands to opportunistically generate returns based largely upon the size of the parcels and their location relative to the important wetlands of southern Florida. We consistently raise cattle for sale on our Ranch and Conservation lands and lease our lands for grazing and recreational purposes to maintain our agricultural property tax classifications as well as to generate minimal returns on the lands while we investigate and execute on opportunities to monetize these lands through conservation programs.
•	We position our Agricultural Supply Chain Management business to manage the harvesting and hauling of the fruit produced by our Citrus Groves segment as well as to provide for returns on its
8

invested capital by purchasing, selling, harvesting and hauling citrus fruit for other producers in the state of Florida.  The services provided by, and the relationships and industry information generated through, operating our Agricultural Supply Chain Management segment are complimentary to the operation and strategic positioning of our Citrus Groves Segment.

•	Where appropriate, we engage in other operations. These operations include leasing mineral and oil rights to third parties where resource supplies are sufficient and other uses of our land holdings do not currently provide for returns greater than those provided by these leases.

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

Employees

As of September 30, 2013, we had 154 full-time employees. Our employees work in the following divisions:

Agricultural Supply Chain Management	26
Citrus Groves	73
Improved Farmland	17
Ranch and Conservation	3
Heavy Equipment	16
Other Operations	2
General and Administrative	17

Total	154

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

Available Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports may be viewed or downloaded electronically, free of charge, from our website http://www.alicoinc.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.alicoinc.com.

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

General

We have a 51% shareholder that has effective control over the election of our Board of Directors and a limited public float which could affect the price of our stock.

In November 2013, 734 Investors, LLC ("734 Investors"), acquired approximately 51% of Alico's common stock from Atlantic Blue Group, Inc. ("Atlanticblue"). In connection with that transaction, eight of our directors resigned, and our Board of Directors elected seven nominees proposed by 734 Investors to fill the vacancies. Alico does not have cumulative voting for directors. Accordingly, by virtue of its ownership percentage, 734 Investors is able to elect all of our directors and effectively controls Alico. Our shareholders other than 734 Investors have no control over who our directors or management will be. Our Board of Directors has determined that a majority of our current directors are independent within the meaning of Nasdaq listing standards, but these standards do not require that a majority of our directors be independent because we are a "controlled company." In addition, because we have a majority shareholder we have a limited public float, and our common stock is more thinly traded and its market price may fluctuate more than stocks with a larger public float.

We have a major customer that purchases 100% of our sugarcane production.

We have sold 100% of our sugarcane to USSC since the inception of our sugarcane program in 1988 and which revenue accounted for 20.6% of our total operating revenues in fiscal year 2013. The location of our sugarcane fields relative to the USSC processing plant is favorable and allows for efficient and cost effective delivery of our sugarcane. Alternative plant locations are less favorable, and, as a result, the loss of USSC as a customer could have a material adverse effect on our sugarcane operations. We have a purchase agreement with USSC through March 31, 2014, that includes a minimum pricing clause. On March 31, 2014, the purchase agreement will automatically extend for one additional year, unless either party gives written notice of termination by January 1, 2014. If written notice of termination is provided by either party, the existing planted cane and any subsequent stubble cuts will be subject to the purchase agreement.

Alico benefits from reduced real estate taxes due to the agricultural classification of a majority of its land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate tax liabilities.

In each of the fiscal years ended September 30, 2013, 2012, and 2011, we paid $2,196,0000, $2,275,000, and $2,458,000 in real estate taxes, respectively.  These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraiser in which counties we own land, of $69,687,000, $82,975,000, and $92,038,000 for each of the years ended September 30, 2013, 2012, and 2011, respectively, which differs significantly from the fair values determined by the county property appraisers of $516,919,000, $529,542,000, and $540,168,000, respectively.  Changes in state law or county policy regarding the granting of agricultural classification or calculation of Green Belt values or average millage rates could significantly impact our results of operations, cash flow and financial position.

Alico manages its properties in an attempt to capture their highest and best use and customarily does not sell property until it no longer meets our total return profile.

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

We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real property. If hazardous substances (including herbicides and pesticides used by us or by any persons leasing our lands) are discovered emanating from any of our lands and the release of such substances presents a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. Furthermore, Alico requires lessees of its properties to comply with environmental regulations as a condition of leasing. We also purchase insurance for environmental liability when it is available; however, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land, make it unsuitable for use in what would otherwise be its highest and best use, and/or be significant enough that it would have a materially adverse effect on us.

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

Although our processed citrus and sugarcane are subject to minimum pricing we are unable to predict with certainty the final price we will receive for our products. In some instances the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations. Alico attempts to mitigate these risks by using contracts with citrus and sugarcane processors that include pricing structures based on a minimum (“floor”) price and with a price increase (“rise”) if market prices exceed the floor price. As a result, our profitability may be subject to significant variability.

Alico’s agricultural assets are concentrated and the effects of adverse weather conditions could adversely affect our results of operations and financial position.

Our agricultural operations are concentrated in south Florida with more than 35% of our agricultural lands located in a contiguous parcel in Hendry County. Because our agricultural properties are located in close proximity to each other, the impact of adverse weather conditions may be material to Alico’s results of operations. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes have the potential to destroy crops, affect cattle breeding and impact citrus and sugarcane production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus, sugarcane and cattle operations and could result in a loss of revenue from those products for a multi-year period. Alico seeks to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or cattle.

Alico’s agricultural earnings comprise substantially all of its revenues and are subject to wide volatility which could result in breaches of loan covenants.

Borrowing capacity represents a major source of our working capital. We currently have a credit facility with Rabo AgriFinance, Inc. that includes a Revolving Line of Credit and a Term Loan. These loans are subject to covenants requiring Alico to maintain a minimum current ratio of 1.5:1, a debt to assets ratio no greater than 60%, tangible net worth of at least $80 million, and a minimum debt coverage ratio of 1.15:1. While we currently expect to remain in compliance with these covenants, because of the volatility of our earnings stream and the factors causing this volatility, we are unable to directly control compliance. We believe that, based on factors currently known, we will continue to remain in compliance with our Revolving Line of Credit and Term Loan. We negotiated a less restrictive debt coverage ratio covenant to provide that the covenant must be breached in two consecutive years in order to be considered an event of default. Nevertheless, due to earnings volatility and factors unknown to us at this time, it is possible that a loan covenant could be breached, a default occur, and the major portion of our borrowings become due which could have a material adverse impact on our financial position, results of operations and cash flows.

Water Use Regulation restricts Alico’s access to water for agricultural use.

Our agricultural operations are dependent upon the availability of adequate surface and underground water. The availability of water is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which our lands are located. Currently, we have permits in place for the next 15 to 20 years for the use of underground and surface water which are adequate for our agricultural needs.

Surface water in Hendry County, where much of our agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and a system of canals used to irrigate such land. The Army Corps of Engineers controls the level of Lake Okeechobee and ultimately determines the availability of surface water even though the use of water has been permitted by the State of Florida through the water management district. The Army Corps of

Engineers decided in 2010 to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levee surrounding the lake to restrain rising waters which could result from hurricanes. Changes in availability of surface water use may result during times of drought, because of lower lake levels and could have a materially adverse effect on our agricultural operations, financial position, results of operations and cash flows.

Alico’s citrus groves are subject to damage and loss from disease including but not limited to Citrus Canker and Citrus Greening

Our citrus groves are subject to damage and loss from diseases such as Citrus Greening and Citrus Canker. Each of these diseases is widespread in Florida and exists in our groves and in the areas where our groves are located.

Citrus greening is one of the most serious citrus plant diseases in the world. It is also known as Huanglongbing (HLB) or yellow dragon disease. Once a tree is infected, it decreases the productivity of infected trees. While the disease poses no threat to humans or animals, it has devastated citrus crops throughout the United States and abroad. The disease is spread by insects known as Asian citrus psyllids. The infected insect spreads the disease as it feeds on the leaves and stems of citrus trees.

Named for its green, misshapen fruit, citrus greening disease has now killed millions of citrus plants in the southeastern United States and has spread across the entire country. Infected trees produce fruits that are green, misshapen and bitter, unsuitable for sale as fresh fruit or for juice. Infected trees can die within a few years.

Alico uses a pesticide program to control these psyillids and an enhanced foliar nutritional program to mitigate the damage to infected trees. At the present time, there is no known cure for Citrus Greening once trees are infected.

Citrus canker is a disease affecting citrus species and is caused by a bacterium and is spread by contact with infected trees or by windblown transmission. There is no known cure for Citrus Canker at the present time although some management practices including the use of copper-based bactericides can mitigate its spread and lessen its effect on infected trees; however, there is no assurance that available technologies to control such disease will be effective.

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

Changes in immigration laws could impact the ability of Alico to harvest its crops.

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. The scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect to our citrus grove operations, financial position, results of operations and cash flows.

Changes in demand for Alico’s agricultural products can affect demand and pricing of such products.

The general public’s demand for particular food crops we grow and sell could reduce prices for some of our products. To the extent that consumer preferences evolve away from products we produce and we are unable to modify our products or develop products that satisfy new customer preferences, there could be a decrease in prices for our products. Even if market prices are unfavorable, produce items which are ready to be or have been harvested must be brought to market. Additionally, we have significant investments in our citrus groves and sugarcane fields and cannot easily shift to alternative crops for this land. A decrease in the selling price received for our products due to the factors described above could have a materially adverse effect on Alico.

We face significant competition in its agricultural operations.

We face significant competition in our agricultural operations both from domestic and foreign producers and do not have any branded products. Foreign growers generally have an equal or lower cost of production, less environmental regulation and in some instances, greater resources and market flexibility than Alico. Because foreign growers have greater flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations. The competition we face from foreign suppliers of sugar and orange juice is mitigated by quota restrictions on sugar imports imposed by the U.S. government and by a governmentally imposed tariff on orange imports. A change in the government’s sugar policy allowing more imports or a reduction in the orange juice tariff could adversely impact our results of operations.

Item  1B. Unresolved Staff Comments.

None.

Item 2. Properties

At September 30, 2013, Alico owned approximately 130,800 acres of land located in six counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	Glades	Lee	Alachua

Citrus Groves	17,400	5,200	5,300	6,900	-	-	-
Improved Farmland:
Sugarcane	30,600	30,600	-	-	-	-	-
Irrigated	5,800	5,800	-	-	-	-	-
Permitted by undeveloped	7,700	7,700	-	-	-	-	-

Total Improved Farmland	44,100	44,100	-	-	-	-	-
Ranch Land and Conservation	67,400	60,500	2,900	4,000	-	-	-
Commercial and Residential	400	-	-	-	-	-	400
Mining	1,400	900	-	-	500	-	-
Other	100	100	-	-	-	-	-

Total	130,800	110,800	8,200	10,900	500	-	400

Approximately 43,277 acres of the properties listed are encumbered by credit agreements totaling $96,000,000 at September 30, 2013. For a more detailed description of the agreements and collateral please see Item 8. Financial Statements, Note 10. Long-Term Debt in the Notes to the Consolidated Financial Statements.

Citrus Groves acreage is as follows:

	Net Plantable			Total Plantable
	Producing	Developing	Fallow		Support	Gross

Hendry County	3,400	100	100	3,600	1,600	5,200
Polk County	3,100	100	100	3,300	2,000	5,300
Collier County	4,100	-	-	4,100	2,800	6,900

Total	10,600	200	200	11,000	6,400	17,400

Sugarcane acreage is as follows:

	Net Plantable					Total Plantable
	Developing	Plant Cane	First Stubble	Second Stubble	Third Stubble		Support	Gross

Hendry County	2,200	5,300	5,300	4,500	1,600	18,900	11,700	30,600

Land lease acreage is included in the total acres of Improved Farmlands, Ranch Lands and Other and as follows:

	Hendry	Polk	Collier	Glades	Lee	Total

Farming	1,500	-	-	-	-	1,500
Grazing	1,900	2,300	4,000	100	-	8,300
Recreational	57,500	1,300	3,500	-	-	62,300
Oil and Other	-	-	-	-	-	-

Total	60,900	3,600	7,500	100	-	72,100

We currently collect mining royalties on a 526 acre parcel of land located in Glades County, Florida. These royalties do not represent a significant portion of our revenue or operating profits. We are seeking permits to develop an additional mine on an 886 acre parcel in Hendry County to be used as a sand mine. Approximately 1,382 acres in Collier County are suitable for a rock mine. We are not currently pursuing permits for the Collier County mine given the low level of demand in the current market. The Hendry County parcel is currently classified as ranch land, while the Collier County parcel is classified as citrus. Based on initial estimates by third party engineering firms, the aggregate reserve of the Glades County parcel is approximately 26 million tons, the sand reserve of the Hendry County parcel is approximately 53 million tons and the aggregate reserve of the Collier County parcel is approximately 140 million tons.

Item 3. Legal Proceedings.

From time to time, we establish estimated accruals for litigation matters which meet the requirements of ASC 450—Contingencies. There are no current matters that we believe will have a material adverse effect on our financial position or results of operations.

Shareholder Derivative Action

On October 29, 2008, Alico was served with a shareholder derivative complaint filed by Baxter Troutman against JD Alexander, our former Chief Executive Officer and Director, and John R. Alexander, our former Chairman of the Board, which named Alico as a nominal defendant. Mr. Troutman is the cousin and nephew of the two defendants, respectively, and is a shareholder in Atlantic Blue Group, Inc. (formerly Atlantic Blue Trust, Inc.) (“Atlanticblue”), a 51% shareholder of Alico. From February 26, 2004 until January 18, 2008, Mr. Troutman was a director of Alico. The complaint alleged that JD Alexander and John R. Alexander committed breaches of fiduciary duty in connection with a proposed merger of Atlanticblue into Alico which was proposed in 2004 and withdrawn by Atlanticblue in 2005. The suit also alleges, among other things, that the merger proposal was wrongly requested by defendants JD Alexander and John R. Alexander (“the Alexanders”) and improperly included a proposed special dividend; and that the Alexanders sought to circumvent the Board’s nominating process to ensure that they constituted a substantial part of Alico’s senior management team and these actions were contrary to the position of Alico’s independent directors at the time causing a waste of Alico’s funds and the resignations of the independent directors in 2005.

On May 16, 2012 the Circuit Court of the 10th Judicial Circuit in Polk County, FL approved an agreement thereby settling the shareholder derivative action complaint. As a condition of the agreement, Mr. Troutman was required to file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. The Company, by determination of the Special Litigation Committee comprised of four independent directors of its Board of Directors, filed a motion against Mr. Troutman seeking recovery of attorney fees and costs incurred in its defense. In response, Mr. Troutman has filed motions seeking recovery of his attorney’s fees from Alico.

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

Item  4. Mine Safety Disclosure

None.

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low sales prices in each quarter in the fiscal years 2013 and 2012 are presented below:

	2013 Price		2012 Price
	High	Low	High	Low

Quarter Ended:
December 31	$38.78	$30.27	$23.56	$17.85
March 31	$47.00	$36.93	$24.85	$19.02
June 30	$46.48	$39.61	$30.81	$21.06
September 30	$47.60	$39.19	$32.80	$26.37

Holders

On October 31, 2012, our stock transfer records indicate there were approximately 305 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one shareholder.

Dividends

The following table presents cash dividends per common share declared in fiscal years 2013, 2012, and 2011 and paid in fiscal years 2014, 2013, and 2012.

	Record Date	Payment Date	Amount Paid Per Share

Declaration Date:
September 29, 2011	October 31, 2011	November 15, 2011	$0.12
December 15, 2011	December 30, 2011	January 16, 2012	$0.04
February 17, 2012	March 30, 2012	April 16, 2012	$0.04
April 27, 2012	June 29, 2012	July 16, 2012	$0.04
July 27, 2012	September 28, 2012	October 15, 2012	$0.04
September 27, 2012	December 28, 2012	January 14, 2013	$0.08
January 8, 2013	March 28, 2013	April 15, 2013	$0.08
May 2, 2013	June 28, 2013	July 15, 2013	$0.08
July 18, 2013	September 30, 2013	October 15, 2013	$0.08
September 25, 2013	December 31, 2013	January 14, 2014	$0.12

The Board of Directors reinstated a quarterly dividend policy during fiscal year 2012.

Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2008 in our common stock, the S&P 500 and a Company-constructed peer group, which included Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

(Includes reinvestment of dividends)

	Base Period Sep-08	Indexed Returns for Years Ending
		Sep-09	Sep-10	Sep-11	Sep-12	Sep-13

Company Name/Index:
Alico, Inc.	$100.00	$63.57	$50.51	$42.86	$68.96	$91.61
S&P 500 Index	$100.00	$90.63	$97.84	$97.00	$123.52	$144.17
Peer Group	$100.00	$77.41	$81.91	$66.45	$92.69	$122.16

Equity Compensation Arrangements

The 2008 Incentive Equity Plan was effective from November 2008 through March 2013. It provided for the issuance of up to 350,000 shares of the Company’s stock to Directors and Officers. The 2008 Incentive Equity Plan was superseded by the 2013 Incentive Equity Plan in April 2013. It provides for the issuance of up to 350,000 shares of the Company’s stock to Directors and Officers through March 2018. All shares issued or to be issued under either of the two equity incentive plans must be shares previously repurchased by the Company.

The following table illustrates the shares remaining available for future issuance under the 2013 Incentive Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans

Plan Category:
Equity compensation plans approved by security holders	-	-	334,126

Total	-	-	334,126

Issuer Repurchases of Equity Securities

The Board of Directors previously authorized the repurchase of up to 350,000 shares of our common stock from shareholders beginning in November 2008 and ending in November 2013 (the “2008 Authorization”). In September 2013, the Board of Directors authorized the repurchase of 105,000 shares of stock from shareholders beginning in November 2013 and continuing through April 2018 (the “2013 Authorization”). Stock repurchases under these authorizations will be made on a quarterly basis until April 2018, through open market transactions, at times and in such amounts as the Company’s broker determines, or through other transactions subject to the provisions of SEC Rule 10b-18.

Through September 30, 2013, the Company had purchased 165,495 shares and had available to purchase an additional 184,505 in accordance with the 2008 Authorization. The following table describes our purchases of our common stock during the fourth quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

Date:
Month of July 2013	-	$-	-	184,944
Month of August 2013	-	$-	-	184,944
Month of September 2013	439	$40.00	439	184,505

We do not anticipate that any purchases under the Board of Directors’ authorizations will be made from any officer, director or control person.

We had various arrangements with UBS Investment Bank (“UBS”) between September 27, 2012 and November 1, 2013 to purchase securities under an authorization in accordance with the timing, price and volume restrictions contained in sections (b)(2)-(4) of Rule 10b-18.

During the period from September 27 through November 1, 2013, UBS agreed to purchase securities according to the various authorizations. The limit prices ranged from less than or equal to $31.00 per share to less than or equal to $40.00 per share at various times.

We purchased 38,547, 35,221, 1,680, and 439 shares in the open market during the first, second, third and fourth quarters of fiscal year 2013, respectively, at a weighted average price of $38.14 per share.

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

Item 6. Selected Financial Data.

(in thousands, except per share amounts)	September 30,
	2013	2012	2011	2010	2009

Operating revenue	$101,661	$127,187	$98,592	$79,792	$89,528
Net income (loss) from continuing operations	$19,646	$18,489	$7,097	$(623)	$(3,649)
Income (loss) from continuing operations per weighted average common share	$2.67	$2.51	$0.96	$(0.08)	$(0.49)
Weighted average number of shares outstanding	7,357	7,355	7,363	7,374	7,377
Cash dividends declared per share	$0.36	$0.20	$0.12	$0.10	$0.69
Total assets	$198,840	$185,083	$180,035	$188,817	$200,235
Long-term obligations	$36,000	$39,900	$57,158	$75,668	$80,715

Notes regarding selected financial data:

During the year ended September 30, 2009, we utilized cash to reduce our outstanding debt by $59,524,000, resulting in a reduction in total assets and long-term obligations.

During the year ended September 30, 2011, we utilized cash to reduce our outstanding debt by $18,510,000 resulting in a reduction in total assets and long-term obligations.

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

Net income from continuing operations includes the gain on the sale of real estate totaling $20,299,000 on easements sold during fiscal year 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

We make forward-looking statements in this Annual Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report.

Overview

We manage our land based upon its primary usage and review its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  We present our financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, we changed our internal operations to align with the way we manage our business operations. As a result, we have realigned our financial reporting segments to match our internal operations.  We have reclassified prior years to conform to the fiscal year 2013 presentation.  None of these changes affect our previously report consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications.

We own approximately 130,800 acres of land in six Florida counties (Alachua, Collier, Glades, Hendry, Lee and Polk), and operate five segments.

Segments

We operate five segments related to our various land holdings.

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

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

Alico Fruit’s operations primarily consist of providing supply chain management services to Alico, as well as to other citrus growers and processors in the State of Florida. Alico Fruit also purchases and resells citrus fruit; in these transactions, Alico Fruit (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Therefore, Alico Fruit recognizes revenue based on the gross amounts due from customers for its marketing activities. Supply chain management service revenues are recognized when the services are performed.

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

Impairment of Long-Lived Assets - We evaluate property, buildings, cattle, equipment and other long-lived assets for impairment when events or changes in circumstances (triggering events) indicate that the carrying value of assets contained in our financial statements may not be recoverable. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market or applying a capitalization rate to net operating income using prevailing rates for a given market. Unfavorable changes in economic conditions and net operating income for a specific property will change our estimates. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

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

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

•	Level 1- Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2- Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
•	Level 3- Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

Recent Accounting Pronouncements

Title	Prescribed Effective Date	Alico's Status	Commentary
Update No. 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)	1/1/2013 (Q2 2014)	Unadopted	The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Update 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	1/1/2013 (Q2 2014)	Unadopted	The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Update 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	10/1/2014 (Q1 2015)	Unadopted	The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Recent Events

Conservation Easement Closing

In July, 2013, we granted a warranty easement deed to the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. We will retain title to the Property and the right to various recreational uses including hunting, fishing and leasing of such rights. Additionally, we reserve the right to subsurface resources including oil, gas, minerals and geothermal resources underlying the easement area and the right to water uses and water rights identified as reserved to us.

2014 Outlook:

The discussion below of the fiscal year 2014 outlook for Results of Operations and Liquidity and Capital Resources reflects management’s estimates and expectations as of the date of this filing.  There can be no assurance that the events or related outcomes presented below will occur.

Results of Operations:

•	Citrus Groves – For fiscal year 2013, we produced 3,867,000 boxes of processed fruit and 24,746,000 pound solids and received $1.66 per pound solid. The USDA, in its November 8, 2013 Citrus Crop Forecast indicated that it believes the Florida orange crop will decline from 133,600,000 boxes for the 2012/2013 crop year to 125,000,000 boxes for the 2013/2014 crop year, a decline of 6.4%. However, we expect our 2014 processed boxes to be not materially less than our 2013 processed boxes. We expect that the forecasted decline in the size of the statewide crop could cause the price per pound solids for fiscal year 2014 to increase versus the price for fiscal year 2013. We expect that operating expenses for fiscal year 2014 will remain in-line with fiscal year 2013. Under these assumptions, we would expect that fiscal year 2014 Citrus Groves revenues and gross profit would remain approximately in-line with fiscal year 2013 Citrus Groves revenues and gross profit, and that both revenues and gross profit could increase over fiscal year 2013 based upon fluctuations in the pound solid pricing and the ultimate size of the statewide 2013/2014 crop.

•	Improved Farmland – For fiscal year 2013, we produced 546,000 net standard tons of sugarcane on 13,272 net acres of farmland and received $36.86 per net standard ton plus a molasses bonus of $1.47 per net standard ton. For fiscal year 2014, we expect that we will harvest approximately 16,700 net acres of sugarcane and expect that production per acre will decrease by approximately 5%. USSC, our sole sugarcane customer, has indicated that sugarcane prices for fiscal year 2014 will be in the range of $28.00 to $30.00 per net standard ton and that the molasses bonus should remain in-line with fiscal year 2013. Despite an anticipated increase in production as compared to fiscal year 2013, we expect that operating expenses will remain relatively in-line with fiscal year 2013. Under these assumptions, we would expect that fiscal year 2014 Improved Farmland gross profit would decline by $1.0 million to $2.3 million.

•	Ranch and Conservation – For fiscal year 2013, we had a breeding herd of approximately 8,500 cows which produced calves and culls and generated $5,546,000 of revenue at an average price of $1.32 per pound. For fiscal year 2014, we expect to have a breeding herd of approximately 9,300 cows and expect that the price per pound of beef sold will remain in line with the price per pound for fiscal year 2013. In addition, we expect to sell approximately 600 additional calves that were in inventory at September 30, 2013. We expect operating expenses for fiscal year 2014 to remain relatively in-line with fiscal year 2013. Under these assumptions, we would expect that fiscal year 2014 Ranch and Conservation gross profit would increase by approximately $0.6 million as compared to fiscal year 2013.

•	Agricultural Supply Chain Management and Other Operations – For fiscal year 2014, we would expect gross profit for both segments to remain relatively in-line with fiscal year 2013, while we expect revenue from the Agricultural Supply Chain Management segment to decline at approximately the same rate as the statewide production of citrus described above.

•	General and Administrative - Excluding costs related to the change in majority shareholder and other change in control related expenses, General and Administrative expenses are expected to grow at a rate that approximates inflation versus fiscal year 2013.

•	Other Income - Other Income is comprised of interest expense and investment income, both of which are expected to remain in line with fiscal year 2013 for fiscal year 2014. Management does not currently anticipate any material property sales will occur in fiscal year 2014.

Liquidity and Capital Resources:

•	Liquidity – We expect that we will continue to have sufficient liquidity to fund our operations and strategic initiatives at least through fiscal year 2014.

•	Cash from Operating Activities – To the extent that our Net Income is impacted by the expectations listed in Results of Operations above, our cash flow from operations for fiscal year 2014 will also be directly impacted. We do not expect any out of the ordinary changes in working capital for fiscal year 2014.

•	Cash from Investing Activities – We completed the expansion of our sugarcane land in fiscal year 2013. Therefore, for fiscal year 2014 we expect that capital expenditures will decrease between $4.5 million and $6.0 million versus fiscal year 2013. We do not expect to receive any out of the ordinary proceeds from the sale of fixed assets in fiscal year 2014. However, we do expect that the majority of the balance of the investment in the Magnolia fund will be returned to us in fiscal year 2014.

•	Cash from Financing Activities – Our stock repurchase program expired on November 1, 2013. Our Board of Directors approved a 50% increase in our quarterly cash dividend effective in the first quarter of fiscal year 2014. Dividends are evaluated and approved on a quarterly basis.

Results of Operations

The following table sets forth a comparison of results of operations for the fiscal years ended September 30, 2013, 2012, and 2011:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2012	2011	$	%

Operating revenues:
Citrus Groves	$43,689	$55,423	$(11,734)	(21.2)%	$55,423	$47,088	$8,335	17.7%
Agricultural Supply Chain Management	28,412	48,334	(19,922)	(41.2)%	48,334	36,115	12,219	33.8%
Improved Farmland	21,917	15,316	6,601	43.1%	15,316	8,642	6,674	77.2%
Ranch and Conservation	6,755	7,348	(593)	(8.1)%	7,348	6,015	1,333	22.2%
Other Operations	888	766	122	15.9%	766	732	34	4.6%
Total operating revenues	101,661	127,187	(25,526)	(20.1)%	127,187	98,592	28,595	29.0%

Gross Profit:
Citrus Groves	12,156	24,428	(12,272)	(50.2)%	24,428	19,324	5,104	26.4%
Agricultural Supply Chain Management	463	641	(178)	(27.8)%	641	1,006	(365)	(36.3)%
Improved Farmland	5,715	3,742	1,973	52.7%	3,742	1,299	2,443	188.1%
Ranch and Conservation	2,957	3,851	(894)	(23.2)%	3,851	2,375	1,476	62.1%
Other Operations	383	(430)	813	(189.1)%	(430)	(571)	141	(24.7)%
Total gross profit	21,674	32,232	(10,558)	(32.8)%	32,232	23,433	8,799	37.5%
Corporate, general and
administrative expenses	9,739	8,490	1,249	14.7%	8,490	8,196	294	3.6%

Income from operations	11,935	23,742	(11,807)	(49.7)%	23,742	15,237	8,505	55.8%
Other income (expense), net	19,740	5,720	14,020	245.1%	5,720	(2,710)	8,430	(311.1)%

Income before income taxes	31,675	29,462	2,213	7.5%	29,462	12,527	16,935	135.2%
Income taxes	(12,029)	(10,973)	(1,056)	9.6%	(10,973)	(5,430)	(5,543)	102.1%

Net income	$19,646	$18,489	$1,157	6.3%	$18,489	$7,097	$11,392	160.5%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the fiscal years ended September 30, 2013, 2012 and 2011:

(in thousands, except per box and per pound solid data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2012	2011	$	%

Revenue From:
Early and Mid Season	$17,923	$24,376	$(6,453)	(26.5)%	$24,376	$20,280	$4,096	20.2%
Valencias	23,216	28,331	(5,115)	(18.1)%	28,331	24,321	4,010	16.5%
Fresh Fruit	2,451	2,582	(131)	(5.1)%	2,582	2,527	55	2.2%
Other	99	134	(35)	(26.1)%	134	(40)	174	(435.0)%
Total	$43,689	$55,423	$(11,734)	(21.2)%	$55,423	$47,088	$8,335	17.7%

Boxes Harvested:
Early and Mid Season	1,900	2,186	(286)	(13.1)%	2,186	1,982	204	10.3%
Valencias	1,967	2,171	(204)	(9.4)%	2,171	1,791	380	21.2%
Total Processed	3,867	4,357	(490)	(11.2)%	4,357	3,773	584	15.5%

Fresh Fruit	251	278	(27)	(9.7)%	278	289	(11)	(3.8)%
Total	4,118	4,635	(517)	(11.2)%	4,635	4,062	573	14.1%

Pound Solids Produced:
Early and Mid Season	11,612	14,030	(2,418)	(17.2)%	14,030	12,167	1,863	15.3%
Valencias	13,134	15,039	(1,905)	(12.7)%	15,039	11,809	3,230	27.4%
Total	24,746	29,069	(4,323)	(14.9)%	29,069	23,976	5,093	21.2%

Pound Solids per Box:
Early and Mid Season	6.11	6.42	(0.31)	(4.8)%	6.42	6.14	0.28	4.6%
Valencias	6.68	6.93	(0.25)	(3.6)%	6.93	6.59	0.33	5.1%

Price per Pound Solid:
Early and Mid Season	$1.54	$1.74	$(0.19)	(11.2)%	$1.74	$1.67	$0.07	4.2%
Valencias	$1.77	$1.88	$(0.12)	(6.2)%	$1.88	$2.06	$(0.18)	(8.5)%

Price per Box:
Fresh Fruit	$9.76	$9.29	$0.48	5.1%	$9.29	$8.74	$0.54	6.2%

Operating Expenses:
Cost of Sales	$19,803	$17,822	$1,981	11.1%	$17,822	$16,587	$1,235	7.4%
Harvesting and Hauling	11,473	13,173	(1,700)	(12.9)%	13,173	11,171	2,002	17.9%
Other	257	-	257	NM	-	6	(6)	(100.0)%
Total	$31,533	$30,995	$538	1.7%	$30,995	$27,764	$3,231	11.6%

We sell our Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. They generally buy their citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase their citrus on a per box basis. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing citrus product to processors and varies based upon the number of boxes produced.

The declines for fiscal year 2013 versus fiscal year 2012 in boxes harvested, pound solids produced and pound solids per box are being driven by growing season fluctuations in production which may be attributable to various factors, including changes in weather, horticultural practices and the effects of diseases and pests, including Citrus Greening. The industry and the Company both experienced higher than normal premature fruit drop in certain areas of our groves that also contributed to the smaller harvest.

The statewide environmental and horticultural factors described above have negatively impacted our crops and key operating measures presented above. The Florida orange crop declined by 13,300,000 boxes or approximately 9% versus the prior year.

The decline in Citrus Groves gross profit for fiscal year 2013 versus fiscal year 2012 relates primarily to the changes in revenue discussed above plus an increase of 11.1% in growing costs for the fiscal year 2013 crop to $19,803,000 from $17,822,000, primarily driven by increases in the market price of fertilizer. Per box harvest and hauling costs remained relatively in line.

The increases for fiscal year 2012 versus fiscal year 2011 in boxes harvested, pound solids produced and pound solids per box were driven by favorable weather conditions during the growing season, combined with improved foliar nutrition and horticultural programs in our groves.

Agricultural Supply Chain Management

The table below presents key operating measures for the fiscal years ended September 30, 2013, 2012 and 2011:

(in thousands, except per box and per pound solid data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2012	2011	$	%

Purchase and Resale of Fruit:
Revenue	$22,858	$41,319	$(18,461)	(44.7)%	$41,319	$30,975	$10,344	33.4%
Boxes Sold	2,377	3,235	(858)	(26.5)%	3,235	3,041	194	6.4%
Pounds Solids Sold	14,839	21,097	(6,258)	(29.7)%	21,097	19,066	2,031	10.7%
Pounds Solids per Box	6.24	6.52	(0.28)	(4.3)%	6.52	6.27	0.25	4.0%
Price per Pound Solids	$1.54	$1.96	$(0.42)	(21.3)%	$1.96	$1.62	$0.33	20.6%

Value Added Services:
Revenue	$3,592	$4,443	$(851)	(19.2)%	$4,443	$2,425	$2,018	83.2%
Value Added Boxes	2,761	3,031	(270)	(8.9)%	3,031	1,629	1,402	86.1%

Other Revenue	$1,962	$2,572	(610)	(23.7)%	$2,572	$2,715	(143)	(5.3)%

For fiscal year 2013 versus fiscal year 2012, the declines in Purchase and Resale of Fruit revenue, boxes sold, pound solids sold, pound solids per box and price per pound solids as well as the declines in Value Added Services revenue and boxes, are all being driven primarily by statewide harvest and market conditions as discussed under Citrus Groves above. The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

For fiscal year 2012 versus fiscal year 2011, the increases in Purchase and Resale of Fruit revenue, boxes sold, pound solids sold, pound solids per box and price per pound solids were all driven primarily by statewide harvest and market conditions as discussed under Citrus Groves above. The increase in Value Added Services revenue and boxes was driven primarily by the execution of a strategy to increase the number of boxes grown or handled by Alico relative to the overall Florida citrus marketplace. The decrease in Alico Fruit Company gross profit is primarily related to a one-time maintenance and improvement program implemented in fiscal year 2012 and continuing into the first quarter of fiscal year 2013 that was intended to improve our fleet of citrus trailers, partially offset by the increase in revenues outlined above.

Improved Farmland

The table below presents key operating measures for the fiscal years ended September 30, 2013, 2012 and 2011:

(in thousands, except per net standard ton and per acre data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2012	2011	$	%

Revenue From:
Sale of Sugarcane	$20,125	$13,931	$6,194	44.5%	$13,931	$7,567	$6,364	84.1%
Molasses Bonus	800	512	288	56.3%	512	207	305	147.3%
Land Leasing	779	873	(94)	(10.8)%	873	846	27	3.2%
Other	213	-	213	NM	-	22	(22)	(100.0)%
Total	$21,917	$15,316	$6,601	43.1%	$15,316	$8,642	$6,674	77.2%

Net Standard Tons Sold	546	339	207	61.1%	339	205	134	65.4%

Price Per Net Standard Ton:
Sale of Sugarcane	$36.86	$41.09	$(4.24)	(10.3)%	$41.09	$36.91	$4.18	11.3%
Molasses	$1.47	$1.51	$(0.05)	(3.0)%	$1.51	$1.01	$0.50	49.6%

Net Standard Tons/Acre	41.14	35.19	5.95	16.9%	35.19	31.87	3.32	10.4%

Operating Expenses:
Cost of Sales	$11,580	$8,626	$2,954	34.2%	$8,626	$5,194	$3,432	66.1%
Harvesting and Hauling	4,298	2,501	1,797	71.9%	2,501	1,643	858	52.2%
Land Leasing Expenses	324	447	(123)	(27.5)%	447	506	(59)	(11.7)%
Total	$16,202	$11,574	$4,628	40.0%	$11,574	$7,343	$4,231	57.6%

NM - Not Meaningful

For fiscal year 2013 versus fiscal year 2012, the increases in revenues and net standard tons sold relate primarily to the increase in producing acres to 13,272 in fiscal year 2013 from 9,634 in fiscal year 2012 as well as a 16.9% increase in net standard tons per acre. The increase in production is partially offset by the decrease in price per net standard ton that has resulted from changes in market conditions in fiscal year 2013 versus fiscal year 2012. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our sugarcane land for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing sugarcane product to our processor and varies based upon the number of net standard tons produced.

The increase in gross profit for fiscal year 2013 versus fiscal year 2012 is related primarily to the increase in revenues discussed above and a 2.3% decrease in growing costs per acre versus fiscal year 2012. This increase is partially offset by a 5% increase in per net standard ton harvest and hauling costs versus of the prior year.

Our sugarcane processor has informed us that the expected price of sugarcane for the 2013/2014 crop year will be in the range of $28.00 to $30.00 per net standard ton.

For fiscal year 2012 versus fiscal year 2011, the increases in revenues and net standard tons sold relate primarily to the increase in producing acres to 9,634 in fiscal year 2012 from 6,432 in fiscal year 2011 as well as a 10.4% increase in net standard tons per acre. The increase in production is aided by the increase in price per net standard ton that resulted from changes in market conditions in fiscal year 2012 versus fiscal year 2011.

The increase in gross profit for fiscal year 2012 versus fiscal year 2011 is related primarily to the increase in revenues discussed above, partially offset by a 10.9% increase in growing costs per acre versus fiscal year 2011.

Ranch and Conservation

The table below presents key operating measures for the fiscal years ended September 30, 2013, 2012 and 2011:

(in thousands, except per pound data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%

Revenue From:
Sale of Calves	$4,797	$5,181	$(384)	(7.4)%	$5,181	$4,074	$1,107	27.2%
Sale of Culls	560	713	(153)	(21.5)%	713	513	200	39.0%
Land Leasing	983	1,067	(84)	(7.9)%	1,067	1,096	(29)	(2.6)%
Other	415	387	28	7.2%	387	332	(1,307)	(393.7)%
Total	$6,755	$7,348	$(593)	(8.1)%	$7,348	$6,015	$1,333	22.2%

Pounds Sold:
Calves	3,229	3,182	47	1.5%	3,182	3,091	91	2.9%
Culls	680	933	(253)	(27.1)%	933	856	77	9.0%

Price Per Pound:
Calves	$1.49	$1.63	$(0.14)	(8.8)%	$1.63	$1.32	$0.31	23.5%
Culls	$0.82	$0.76	$0.06	7.8%	$0.76	$0.60	$0.16	27.5%

Operating Expenses:
Cost of Calves Sold	$3,274	$2,818	$456	16.2%	$2,818	$2,865	$(47)	(1.6)%
Cost of Culls Sold	280	370	(90)	(24.3)%	370	314	56	17.8%
Land Leasing Expenses	239	309	(70)	(22.7)%	309	378	(69)	(18.3)%
Other	5	-	5	NM	-	83	(9)	(10.8)%
Total	$3,798	$3,497	$301	8.6%	$3,497	$3,640	$(143)	(3.9)%

NM - Not Meaningful

The decrease in revenues from the sale of calves in fiscal year 2013 versus fiscal year 2012 results primarily from the decrease in price per pound, partially offset by a small increase in pounds sold. We have approximately 600 additional calves (approximately 290,000 pounds) that are expected to be sold in the first quarter of fiscal year 2014 that were raised during the 2012/2013 crop year and which were expected to be sold in the fourth quarter of fiscal year 2013. The decrease in revenues from the sale of culls for fiscal year 2013 versus fiscal year 2012 results primarily from the decrease in the number of pounds of culls sold, partially offset by the increase in the price per pound for culls. The number of head culled from our herd decreased versus fiscal year 2012 as the quality of our breeding herd was improved by culls sold in fiscal year 2012.

The increase in revenues from the sale of calves in fiscal year 2012 versus fiscal year 2011 results primarily from the increase in price per pound and a small increase in the number of pounds sold. The increase in revenues from sale of culls in fiscal year 2012 versus fiscal year 2011 results from a combination of the increase in the number of pounds sold and the increase in the price per pound for culls. The number of head culled from our herd increased versus fiscal year 2011 in order to improve the quality of our breeding herd for the future.

Other Operations

Other Operations includes leasing revenue of $445,000, $480,000, and $490,000 for fiscal years 2013, 2012 and 2011, respectively and gross profit of $155,000, $179,000, and $157,000 for fiscal years 2013, 2012 and 2011, respectively.

General and Administrative

The increase in general and administrative expenses for fiscal year 2013 versus fiscal year 2012 relates primarily to costs incurred related to the pursuit of a transaction as described in “Recent Events,” which totaled $1,816,000 in fiscal year 2013. Excluding those costs, general and administrative expenses decreased due primarily to a decrease in professional fees related to the settlement of the shareholder derivative lawsuit and the IRS appeal.

The increase in general and administrative expenses for fiscal year 2012 versus fiscal year 2011 relates primarily to the change in the status of our Chief Executive Officer from part-time to full-time, partially offset by a decrease in professional fees and other costs.

Income Tax Expense

Our effective tax rates were 38.0%, 37.2% and 43.3% for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The change in rate in fiscal year 2013 versus fiscal year 2012 relates primarily to changes in the relative magnitude of various permanent book-tax differences. The change in rate in fiscal year 2012 versus fiscal year 2011 relates primarily to the IRS settlement which occurred in fiscal year 2011 and increased the effective tax rate.

At September 30, 2013, we had $54,205,000 of gross deferred tax assets comprised primarily of $27,224,000 of capital loss carry-forwards expiring in fiscal year 2018, $13,457,000 of state bonus depreciation disallowance, $8,286,000 of outside basis difference related to our investment in Alico-Agri, Ltd., and $4,371,000 of accrued pension costs. No valuation allowance was recorded on any of our deferred tax assets. We expect to realize all of our deferred tax assets prior to their expiration, if any.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2013	2012	Change

Cash and cash equivalents	$24,583	$13,328	$11,255
Restricted cash	$-	$2,500	$(2,500)
Investments	$260	$257	$3
Total current assets	$59,795	$51,467	$8,328
Total current liabilities	$11,491	$17,148	$(5,657)
Working capital	$48,304	$34,319	$13,985
Total assets	$198,840	$185,083	$13,757
Notes payable	$36,000	$39,900	$(3,900)
Current ratio	5.20 to 1	3.00 to 1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at September 30, 2013 (see “Note 10. Long-Term Debt” in the Notes to Consolidated Financial Statements).

The net increase in cash and cash equivalents was primarily due to the following factors:

•	Closing of the Conservation Easement for $20,678,000,
•	Cash provided by operations of $13,426,000,
•	Capital expenditures of $18,924,000,
•	Principal payments on debt of $3,900,000,
•	Treasury stock purchases of $2,894,000, and
•	Dividends paid of $2,048,000

In July, 2013, we closed a warranty easement deed with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. We generated an approximate $20,343,000 pre-tax gain which was booked in our fourth quarter results. Additionally, an approximately $20,400,000 capital gain for tax purposes will to be utilized against the $48 million capital loss carryforward generated by the Lee County property transactions in fiscal years 2012 and 2013.

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for fiscal years 2013, 2012: and 2011:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2013	2012	Change	2012	2011	Change

Net Income	$19,646	$18,489	$1,157	$18,489	$7,097	$11,392
Depreciation and Amortization	9,675	8,429	1,246	8,429	7,327	1,102
Net Gain Loss on Sale of Property				-
and Equipment	(20,894)	(8,800)	(12,094)	(8,800)	-	(8,800)
Other Non-Cash Income Expenses	9,907	6,205	3,702	6,205	1,028	5,177
Change in Working Capital	(4,908)	(688)	(4,220)	(688)	1,295	(1,983)

Cash from operations	$13,426	$23,635	$(10,209)	$23,635	$16,747	$6,888

The factors contributing to the decrease in net income for fiscal year 2013 versus fiscal year 2012 are discussed in “Results of Operations.” Depreciation and Amortization increased versus fiscal year 2012 due to purchases of depreciable property and equipment during the last twelve months as well as additional capitalized sugarcane planting costs. The net gain on the sale of property and equipment increased from fiscal year 2012 due to the closing of the Conservation Easement in fiscal year 2013.

The factors contributing to the increase in net income for fiscal year 2012 versus fiscal year 2011 are discussed in “Results of Operations.” Depreciation and Amortization increased versus fiscal year 2011 due to purchases of depreciable property and equipment during the prior twelve months as well as additional capitalized sugarcane planting costs. The net gain on the sale of property and equipment increased from fiscal year 2011 due to the Lee County Land Sales discussed above.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for fiscal years 2013, 2012 and 2011:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2013	2012	Change	2012	2011	Change

Purchases of property and equipment:
Sugarcane planting	$(3,430)	$(4,444)	$1,014	$(4,444)	$(4,299)	$(145)
Improvements to farmland	(4,365)	(5,153)	788	(5,153)	-	(5,153)
Citrus nursery	(1,973)	-	(1,973)	-	-	-
Citrus tree development	(977)	(895)	(82)	(895)	(1,527)	632
Breeding herd purchases	(3,804)	(807)	(2,997)	(807)	(1,230)	423
Purchase of corporate headquarters	-	-	-	-	(2,869)	2,869
Rolling stock, equipment and other	(4,375)	(4,622)	247	(4,622)	(2,340)	(2,282)

Total	(18,924)	(15,921)	(3,003)	(15,921)	(12,265)	(3,656)

Disposal of property and equipment	24,381	18,095	6,286	18,095	1,221	16,874
Return on investment in Magnolia	1,179	4,735	(3,556)	4,735	2,484	2,251
Other	35	769	(734)	769	467	302

Cash from investing activities	$6,671	$7,678	$(4,010)	$7,678	$(8,093)	$12,115

For fiscal year 2013 versus fiscal year 2012, Net Cash Provided by Investing Activities decreased slightly. The factors contributing to the decrease include an increase in purchases of property and equipment related primarily to completing the conversion of undeveloped and permitted land to approximately 4,000 producing acres of improved farmland in the current year period. Also included in purchases of property and equipment are the costs associated with planting the additional 4,000 acres of sugarcane as well as approximately 1,200 acres of fallow sugarcane land, the purchase of 396 acres of land in Alachua County for use as a citrus nursery and the purchase of approximately 2,200 additional heifers. The increase in disposal of property and equipment relates to the timing of the closings of the various sales recorded in the Statement of Comprehensive Income for fiscal year 2013 and 2012. The decrease in the return on investment in Magnolia versus fiscal year 2012 relates primarily to the suspension of cash distributions by Magnolia during the first three quarters of fiscal year 2013 while it converted a large portion of its tax certificate portfolio to tax deeds. Cash distributions re-commenced in the fourth quarter of fiscal year 2013 and are expected to continue until the investment is repaid in full.

For fiscal year 2012 versus fiscal year 2011, Net Cash Provided by Investing Activities increased significantly. Contributing to the increase were the Lee and Polk County Land Sales discussed above. Also contributing to the increase was an increase in distributions from the Magnolia fund versus the prior fiscal year. These positive factors were partially offset by an increase in capital expenditures related primarily to the preparation of land for and the planting of additional sugarcane.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for fiscal year 2013 and 2012:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2013	2012	Change	2012	2011	Change

Principal payments on notes payable	$(3,900)	$(3,279)	$(621)	$(3,279)	$(1,281)	$(1,998)
Net repayments on revolving line of credit	-	(13,979)	13,979	(13,979)	(15,021)	1,042
Treasury stock purchases	(2,894)	(298)	(2,596)	(298)	(1,205)	907
Dividends paid	(2,048)	(1,765)	(283)	(1,765)	(737)	(1,028)

Cash from financing activities	$(8,842)	$(19,321)	$10,479	$(19,321)	$(18,244)	$(1,077)

The increase in principal payments on notes payable for fiscal year 2013 relates to the payoff of the Farm Credit Mortgage (see “Note 10. Long-Term Debt” in the Notes to Consolidated Financial Statements). During fiscal year 2012, we paid down the revolving line of credit as shown above. No net repayments were made in fiscal year 2013. We increased our repurchases of stock for fiscal year 2013 subject to the provisions of SEC rule 10b-18 in order to fund grants under the 2008 and 2013 incentive equity plans (see “Note 11. Treasury Stock” in the Notes to Consolidated Financial Statements).

The increase in principal payments on notes payable for fiscal year 2012 relates to the commencement of payments under the Rabo Term Loan (see “Note 10. Long-Term Debt” in the Notes to Consolidated Financial Statements). During fiscal years 2012 and 2011, we used excess cash to pay down our revolving line of credit as shown above.

Contractual Obligations and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table presents our significant contractual obligations and commercial commitments on an undiscounted basis at September 30, 2013 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years

Long-Term Debt	$36,000	$2,000	$4,000	$4,000	$26,000
Interest on Long-Term Debt	8,370	1,337	2,494	2,254	2,285
Citrus Purchase Contracts	24,238	10,474	13,764	-	-
Retirement Benefits	15,005	342	697	713	13,253
Consulting/Non-Compete Agreement	2,000	833	1,167	-	-
Leases	1,827	600	1,102	125	-

Total	$87,440	$15,586	$23,224	$7,092	$41,538

Interest is estimated on our long-term debt at 2.76% for the Rabo term loan and revolving line of credit. See Item 8. Financial Statements and Schedules, Note 10. Long Term Debt in the Notes to Consolidated Financial Statements.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $24,238,000 at September 30, 2013 for delivery in fiscal years 2014 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2013. Alico held various financial instruments at September 30, 2013 and 2012, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. The Company’s primary long-term obligations are floating rate debt and are not subject to fair value risk. A one percentage-point increase in prevailing interest rates would have resulted in an increase in interest expense of $370,000 before income taxes for the year ended September 30, 2013.

Foreign-Exchange Rate Risk - The Company currently has no exposure to foreign-exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

Commodity Price Risk - The Company has no financial instruments subject to commodity price risk.

Equity Security Price Risk - None of the Company’s financial instruments have potential exposure to equity security price risk.

Item 8. Financial Statements and Supplementary Data.

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 9, 2013, expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
Charlotte, North Carolina
December 9, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited Alico, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013, and our report dated December 9, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP
Charlotte, North Carolina
December 9, 2013

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$24,583	$13,328
Restricted cash	-	2,500
Investments	260	257
Accounts receivable, net	4,266	3,071
Income tax receivable	-	1,327
Inventories	29,403	27,290
Assets held for sale	-	2,475
Other current assets	1,283	1,219
Total current assets	59,795	51,467

Investment in Magnolia Fund	5,086	5,607
Investments, deposits and other non-current assets	1,991	2,145
Deferred income taxes	-	2,168
Cash surrender value of life insurance	897	862
Property, buildings and equipment, net	131,071	122,834
Total assets	$198,840	$185,083

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,729	$4,929
Long-term debt, current portion	2,000	3,267
Accrued expenses	2,354	2,488
Income taxes payable	1,171	484
Dividend payable	1,461	883
Accrued ad valorem taxes	1,634	1,685
Other current liabilities	1,142	3,412
Total current liabilities	11,491	17,148

Long-term debt, net of current portion	34,000	36,633
Deferred income taxes	6,584	-
Deferred retirement benefits, net of current portion	4,029	3,756
Total liabilities	56,104	57,537

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	-	-
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,303,568 and 7,353,871 shares outstanding at September 30, 2013 and September 30, 2012, respectively	7,377	7,377
Additional paid in capital	9,496	9,053
Treasury stock at cost, 73,538 and 23,235 shares held at September 30, 2013 and September 30, 2012, respectively	(2,816)	(543)
Retained earnings	128,679	111,659
Total stockholders’ equity	142,736	127,546
Total liabilities and stockholders’ equity	$198,840	$185,083

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2013	2012	2011
Operating revenues:
Citrus Groves	$43,689	$55,423	$47,088
Agricultural Supply Chain Management	28,412	48,334	36,115
Improved Farmland	21,917	15,316	8,642
Ranch and Conservation	6,755	7,348	6,015
Other Operations	888	766	732
Total operating revenue	101,661	127,187	98,592

Operating expenses:
Citrus Groves	31,533	30,995	27,764
Agricultural Supply Chain Management	27,949	47,693	35,109
Improved Farmland	16,202	11,574	7,343
Ranch and Conservation	3,798	3,497	3,640
Other Operations	505	1,196	1,303
Total operating expenses	79,987	94,955	75,159

Gross profit	21,674	32,232	23,433
Corporate general and administrative	9,739	8,490	8,196

Income from operations	11,935	23,742	15,237

Other (expense) income:
Interest and investment income, net	704	97	(1,375)
Interest expense	(1,257)	(1,616)	(2,020)
Gain on sale of real estate	20,299	9,113	-
Impairment of assets held for sale	-	(1,918)	-
Other (loss) income, net	(6)	44	685
Total other (expense) income, net	19,740	5,720	(2,710)

Income before income taxes	31,675	29,462	12,527
Income tax expense	12,029	10,973	5,430

Net income attributable to common shareholders	19,646	18,489	7,097

Comprehensive income, net of tax effect	-	-	-

Comprehensive income attributable to common shareholders	$19,646	$18,489	$7,097

Weighted-average number of shares outstanding:
Basic	7,313	7,355	7,363
Diluted	7,357	7,355	7,363
Earnings per common share:
Basic	$2.69	$2.51	$0.96
Diluted	$2.67	$2.51	$0.96

Cash dividends declared per common share	$0.36	$0.20	$0.12

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Treasury Stock at Cost	Retained Earnings
	Shares Issued	Amount				Total

Balance at September 30, 2010	7,379	$7,379	$9,310	$(172)	$88,720	$105,237

Net income	-	-	-	-	7,097	7,097
Stock retirements	(2)	(2)	(48)	50	-	-
Dividends	-	-	-	-	(882)	(882)
Treasury stock purchases	-	-	-	(1,205)	-	(1,205)
Stock-based compensation:
Directors	-	-	(7)	441	-	434
Employees	-	-	(43)	24	-	(19)

Balance at September 30, 2011	7,377	7,377	9,212	(862)	94,935	110,662

Net income	-	-	-	-	18,489	18,489
Dividends	-	-	-	-	(1,765)	(1,765)
Treasury stock purchases	-	-	-	(298)	-	(298)
Stock-based compensation:
Directors	-	-	(104)	589	-	485
Employees	-	-	(55)	28	-	(27)

Balance at September 30, 2012	7,377	7,377	9,053	(543)	111,659	127,546

Net income	-	-	-	-	19,646	19,646
Dividends	-	-	-	-	(2,626)	(2,626)
Treasury stock purchases	-	-	-	(2,894)	-	(2,894)
Stock-based compensation:
Directors	-	-	392	591		983
Employees	-	-	51	30		81

Balance at September 30, 2013	7,377	$7,377	$9,496	$(2,816)	$128,679	$142,736

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2013	2012	2011

Cash flows from operating activities:
Net income	$19,646	$18,489	$7,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,675	8,429	7,327
Allowance for cooperative allocated surplus	-	-	1,685
Non-cash gains and losses	(35)	(288)	(60)
Magnolia fund undistributed earnings	(658)	(59)	(68)
Deferred income tax expense, net	9,062	6,005	563
Deferred retirement benefits	615	89	178
Gain on sale of property and equipment, net	(20,894)	(8,800)	-
Asset impairments	-	1,918	-
Stock based compensation	923	458	415
Changes in operating assets and liabilities:
Accounts receivable	(1,195)	(143)	1,230
Inventories	(2,113)	(4,917)	(3,772)
Accounts payable and accrued expenses	(3,727)	2,499	1,772
Income tax payable/receivable	2,014	(144)	373
Other	113	99	7
Net cash provided by operating activities	13,426	23,635	16,747

Cash flows from investing activities:
Purchases of property and equipment	(18,924)	(15,921)	(12,265)
Decrease (increase) in restricted cash	2,500	(2,500)	-
(Decrease) increase in real estate deposits	(2,500)	2,500	-
Proceeds from disposals of property and equipment	24,381	18,095	1,221
Return on investment in Magnolia	1,179	4,735	2,484
Purchases of investments	-	-	(32)
Proceeds from sales of investments	-	732	450
Collections of mortgages and notes receivable	35	37	49
Net cash provided by (used in) investing activities	6,671	7,678	(8,093)

Cash flows from financing activities:
Principal payments on notes payable	(3,900)	(3,279)	(1,281)
Borrowings on revolving line of credit	5,661	127,319	15,083
Repayments on revolving line of credit	(5,661)	(141,298)	(30,104)
Treasury stock purchases	(2,894)	(298)	(1,205)
Dividends paid	(2,048)	(1,765)	(737)
Net cash used in financing activities	(8,842)	(19,321)	(18,244)

Net increase (decrease) in cash and cash equivalents	11,255	11,992	(9,590)
Cash and cash equivalents at beginning of period	13,328	1,336	10,926

Cash and cash equivalents at end of period	$24,583	$13,328	$1,336

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$1,048	$1,685	$1,925
Cash paid for income taxes	$952	$5,142	$4,495

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013, 2012 and 2011

Note 1. Nature of Operations

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) are an agribusiness and land management company. The Company owns approximately 130,800 acres of land in six Florida Counties (Alachua, Collier, Glades, Hendry, Lee and Polk); and in addition to principal lines of business in citrus groves, improved farmland including sugar cane, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Note 2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidations

The audited consolidated financial statements include the accounts of Alico, Inc., and its wholly owned subsidiaries. The audited consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows of Alico, Inc. and its wholly-owned subsidiaries. The Company’s subsidiaries include: Alico Land Development, Inc. (“ALDI”), Agri-Insurance Company, Ltd. (“Agri-Insurance”), Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC (“Alico Fruit”)(formerly Bowen Brothers Fruit Company, LLC”) and Alico Citrus Nursery, LLC. Agri-Insurance was liquidated in September 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company considers the criteria established under FASB ASC 810, Consolidations in its consolidation process. These audited consolidated financial statements should be read in conjunction with the notes thereto included in this Annual Report.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal year 2013 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, the Company changed its internal operations to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations.  The Company has reclassified prior years to conform to the fiscal year 2013 presentation.  None of these changes affect the Company’s previously report consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications.

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

Cash and Cash Equivalents

Cash includes cash on hand, bank demand accounts and money market accounts having original maturities at acquisition date of 90 days or less. At various times throughout the year and at September 30, 2013, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances and believes credit risk to be minimal.

Restricted cash

Restricted cash of $2,500,000 as of September 30, 2012 related to a deposit for a contract for the sale of land. Restricted cash is included in current assets based on the contractual term for the release of the restriction. The closing of the sale of the property was on October 3, 2012, and the cash was released from restricted cash to cash and equivalents at closing. See Note 7. Property, Buildings and Equipment, Net.

Accounts receivable

Accounts receivable are generated from the sale of citrus, sugarcane, cattle, leasing and other transactions. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s account.

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

Major Customers

Since the inception of its sugarcane program in 1988, the Company has sold 100% of its product to United States Sugar Corporation (“USSC”), a local Florida sugar mill. Due to the location of the Company’s sugarcane fields relative to the location of alternative processing plants, the loss of USSC as a customer would have a material adverse effect on the Company’s sugarcane operations. Alico sold citrus products to USSC affiliate Southern

Gardens during fiscal year 2011, however; the Company did not sell citrus products to them in fiscal years 2013 or 2012.

Revenues and receivables from the Company’s major customers are as follows for the years ended September 30, 2013, 2012 and 2011:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2013	2012	2013	2012	2011	2013	2012	2011

USSC	$3,004	$1,970	$21,056	$14,442	$7,796	20.7%	11.4%	7.9%
Southern Gardens	$-	$-	$-	$-	$19,950	0.0%	0.0%	20.2%
Florida Orange Marketers, Inc.	$-	$-	$15,689	$22,219	$17,743	15.4%	17.5%	18.0%
Citrosuco North America, Inc.	$-	$-	$11,092	$18,895	$17,416	10.9%	14.9%	17.7%
Louis Dreyfus	$-	$-	$26,246	$29,344	$12,069	25.8%	23.1%	12.2%
Cutrale Citrus Juice	$-	$-	$6,300	$13,156	$3,507	6.2%	10.3%	3.6%

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

Investments

Investments are carried at their fair value. Net unrealized investment gains and losses that are considered to be temporary are recorded net of related deferred taxes in accumulated other comprehensive income in stockholders’ equity until realized. Unrealized losses determined to be other than temporary are recognized in the Statement of Comprehensive Income in the period the determination is made. The cost of all investments is determined on the specific identification method.

Inventories

The costs of growing crops are capitalized into inventory throughout the Company’s crop year. Such costs are expensed when the crops are harvested and are recorded in citrus groves management and improved farmland management operating expenses in the Statement of Comprehensive Income. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus and sugarcane crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1 through the Balance Sheet date. See Note 5. Inventories.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets over the remaining lives of the assets are less than the carrying amounts of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. See Note 7. Property, Building and Equipment, Net for further discussion.

Investments, Deposits and Other Non-Current Assets

Investments, deposits and other non-current assets primarily include stock owned in agricultural cooperatives and loan origination fees. Investments in stock related to agricultural co-ops and deposits are carried at cost, as are deferred loan fees related to the issuance of bank facilities, net of amortization. The Company uses a cooperative to harvest its sugarcane. The cooperatives require members to acquire stock ownership as a condition for the use of its services.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company records interest related to unrecognized tax benefits in income tax expense.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and restricted stock unless the effect is anti-dilutive. There were no stock options outstanding at September 30, 2013, 2012 and 2011. Non-vested restricted shares entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of basic earnings per share.

The following table presents a reconciliation of basic to dilute weighted average shares outstanding for fiscal years ended September 30, 2013, 2012 and 2011:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Weighted Average Shares Outstanding - Basic	7,313	7,355	7,363
Unvested Restricted Stock Awards	44	-	-

Weighted Average Shares Outstanding - Diluted	7,357	7,355	7,363

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from shares held in treasury.

The 2008 Incentive Equity Plan was approved by shareholders on February 20, 2009. It provided for the issuance of up to 350,000 shares to Directors and Officers through November 2013. Effective April 1, 2013, the Board of Directors adopted the 2013 Incentive Equity Plan (the “2013 Plan”) which supersedes the 2008 Plan. The 2013 Plan was approved by shareholders at the February 22, 2013 shareholders meeting. Under the terms of the 2013 Plan, 350,000 shares of the Company’s common stock may be awarded to recipients. Shares issued pursuant to awards under both the 2008 Plan and the 2013 Plan, if any, must be outstanding shares which have been repurchased by the Company.

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

The Company’s incentive equity plans provide for grants to executives in various forms including restricted shares of the Company’s common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.

Total stock-based compensation expense recognized on the Consolidated Statements of Operations for the three years ended September 30, 2013 in other operations and general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Stock compensation expense:
Executives	$81	$(27)	$(19)
Board of Directors	842	485	434

Total stock compensation expense	$923	$458	$415

The Company is recognizing compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award.

For the year ended September 30, 2013, the Company issued 25,584 shares to Directors under the 2008 and 2013 Plans at a weighted average fair value of $38.41 per share that vested immediately. Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income in general and administrative expense was $923,000, $485,000 and $434,000 for the years ended September 30, 2013, 2012 and 2011. There are 334,126 shares eligible for grant under the 2013 Plan. There are 152,403 non-vested restricted shares awarded at September 30, 2013.

No stock options were granted in fiscal 2013, 2012 or 2011.

Variable Interest and Equity Method Investments

The Company evaluates the method of accounting for investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether Alico is the primary beneficiary of the investee. Investments not qualifying for consolidation are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the balance sheet and as a non-operating item in the income statement. The Company accounts for its investment in Magnolia in accordance with the equity method. See Note 6. Investment in Magnolia Fund.

Recent Accounting Pronouncement

Title	Prescribed Effective Date	Alico's Status	Commentary
Update No. 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)	1/1/2013 (Q2 2014)	Unadopted	The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Update 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	1/1/2013 (Q2 2014)	Unadopted	The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Update 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	10/1/2014 (Q1 2015)	Unadopted	The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Note 3. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, certificates of deposits, accounts receivable, accounts payable and accrued expenses at September 30, 2013 and 2012, approximate fair value because of the immediate or short term maturity of these items. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

ASC 820 clarifies that fair value is an exit price representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1- Observable inputs such as quoted prices in active markets;
•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3- Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to assets held at 2013, 2012 and 2011.

Alico uses third party service providers to assist in the evaluation of its investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.2% and 4.5% at September 30, 2013 and 2012, respectively.

The Company evaluates its properties for impairment using the three-tier fair value hierarchy. During the year ended September 30, 2012, the Company recorded an impairment charge of $1,918,000 for property that was held for sale in Lee County, Florida. The impairment was based on the negotiated sales price with a third party for the property, a Level 2 input. See Note 7. Property, Buildings and Equipment, Net.

Note 4. Investments, deposits and other assets

Investments, deposits and other assets consist of the following:

(in thousands)	September 30, 2013			September 30, 2012
	Current	Non-Current	Total	Current	Non-Current	Total

Certificates of deposit	$260	$-	$260	$257	$-	$257
Loan origination fees	-	836	836	-	956	956
Stock in agricultural cooperatives	-	516	516	-	517	517
Deposits	-	326	326	-	352	352
Water permits	-	259	259	-	243	243
Other	-	54	54	-	77	77

Total	$260	$1,991	$2,251	$257	$2,145	$2,402

Realized gains and losses on the disposition of securities and recognition of the full reserve of the patronage allocation with Farm Credit were charged to interest and investment income for fiscal year 2011 and include $139,000 of realized gains and $1,685,000 of realized losses. During the second quarter of 2011, the Company fully reserved $1,685,000 in cooperative allocated surplus it had recorded based on its patronage allocation with Farm Credit.

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

Note 5. Inventories

Inventories consist of the following at September 30, 2013 and 2012:

(in thousands)	September 30,
	2013	2012

Unharvested fruit crop on the trees	$16,329	$16,176
Unharvested sugarcane	11,728	10,185
Beef cattle	1,200	768
Other	146	161

Total Inventories	$29,403	$27,290

The Company records its inventory at the lower of cost or net realizable value. For the years ended September 30, 2013, 2012 and 2011, the Company did not record any adjustments to reduce inventory to net realizable value.

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

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the August 31, 2013, unaudited internal financial statements of Magnolia, Alico recorded net investment income of $658,000 for the year ended September 30, 2013. The Company recorded net investment income of $59,000 for the year ended September 30, 2012, and $68,000 for the year ended September 30, 2011. Magnolia made certain distributions during the year ended September 30, 2013, 2012 and 2011; the Company’s share of those distributions was approximately $1,179,000, $4,735,000 and $2,485,000, respectively.

The Company anticipates that the remainder of the outstanding balance of the investment to be returned within the next 18 months and that no losses will be incurred from the investment over than period.

Note 7. Property, Buildings and Equipment, Net

Property, buildings and equipment, net consist of the following at September 30, 2013 and 2012:

(in thousands)	September 30,
	2013	2012

Breeding herd	$12,234	$10,062
Buildings	11,587	10,975
Citrus trees	34,188	33,164
Sugarcane	16,199	12,617
Equipment and other facilities	47,278	42,043

Total depreciable properties	121,486	108,861
Less accumulated depreciation and depletion	(71,857)	(65,220)

Net depreciable properties	49,629	43,641
Land and land improvements	81,442	79,193

Net property, buildings and equipment	$131,071	$122,834

Due to the continued pressure on market prices of real estate in Florida, the Company evaluated several of its properties for impairment at September 30, 2013, 2012 and 2011. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties or obtained independent third party appraisals from a qualified real estate appraiser.

Lee County, Florida Properties

The Company’s management committed to a plan to sell the Lee County Properties and actively locate a buyer, thereby meeting the criteria for assets held for sale. The Company’s plan to sell the Lee County Properties triggered the impairment evaluation. The fair value was determined based upon a Level 2 input in accordance with the fair value three-tier hierarchy, specifically on a negotiated sales price with a third party. The Company recorded an impairment of $1,918,000 on the property as the carrying value exceeded the market value, and the impairment charge is included in the Consolidated Statement of Comprehensive Income for the fiscal year ended September 30, 2012.

The sale was finalized in separate closings on July 25, 2012 and October 3, 2012. The two parcels which closed on October 3, 2012 are included in assets held for sale on the Consolidated Balance Sheet at September 30, 2012 totaling $2,475,000. The Company received a deposit for the parcels of $2,500,000 which is included in restricted cash and other current liabilities on the Consolidated Balance Sheet at September 30, 2012.

Polk County, Florida Properties

The sales contracts for two parcels of land in Polk County, Florida closed during June 2012. The sale of the Polk County parcels totaled $10,122,000. The Company received cash of $9,768,000, of which $8,747,000 was held in an escrow account by a third party in accordance with an assignment agreement while potential like kind exchange transactions were considered which would qualify for tax-deferral treatment in accordance with Internal Revenue Code §1031. No properties were identified for a like kind exchange, and the funds were remitted to the Company on July 31, 2012. The sale of the two parcels resulted in pre-tax gains totaling $9,113,000 which is included in the gain on sale of real estate in the Consolidated Statement of Comprehensive Income for fiscal year 2012.

The first parcel of land totaled 3,630 acres. The sales price was $9,077,000 or $2,500 per acre. The sales contract closed on June 14, 2012, with the deed and possession delivered to Ben Hill Griffin III Family Limited Partnership, LLLP. We received $8,747,000 in cash for the sale.

The second parcel of land totaled 380 acres for which we received $1,020,000 in cash. The sales price was $1,045,000 or $2,750 per acre. The sales contract closed on June 20, 2012, with deed and possession delivered to Ben Hill Griffin Inc. See Note 13. Related Party Transactions.

Alachua County Property

In June 2013, the Company purchased 396 acres in Alachua County, Florida for $1,175,000. The Company intends to build a citrus tree nursery on the property and utilize the trees produced in its own operations and to sell excess trees to citrus growers in the state of Florida.

Sale of Easement

In July, 2013, the Company closed a warranty easement deed with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. The Company will retain title to the Property and the right to various recreational uses including hunting, fishing and leasing of such rights. Additionally, the Company reserves the right to subsurface resources including oil, gas, minerals and geothermal resources underlying the easement area and the right to water uses and water rights identified as reserved to us. As a result of the transaction, the Company recorded a gain of $20,343,000 in its Statement of Comprehensive Income for the fiscal year ended September 30, 2013.

Note 8. Accrued Expenses

Accrued expenses consist of the following at September 30, 2013 and 2012:

(in thousands)	September 30,
	2013	2012

Accrued employee wages and benefits	$687	$1,513
Accrued interest	307	333
Current portion of retirement benefits payable	342	342
Fertilizer and chemicals received but not invoiced	885	-
Other	133	300

Total accrued expenses	$2,354	$2,488

Note 9. Other Current Liabilities

Other current liabilities consist of the following at September 30, 2013 and 2012:

(in thousands)	September 30,
	2013	2012

Deposits - Property sales	$-	$2,500
Deposits - Farm land leases	481	249
Deposits - Recreation land leases	621	580
Deposits - Other	40	83

Total other current liabilities	$1,142	$3,412

Note 10. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Revolving Line of Credit	Term Loan	Mortgage Note	Total Credit Facility

September 30, 2013
Principal balance outstanding	$-	$36,000	$-	$36,000
Remaining available credit	$60,000	$-	$-	$60,000
Effective interest rate	2.43%	2.68%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

September 30, 2012
Principal balance outstanding	$-	$38,000	$1,900	$39,900
Remaining available credit	$60,000	$-	$-	$60,000
Effective interest rate	2.48%	2.73%	6.68%
Scheduled maturity date	October 2020	October 2020	March 2014
Collateral	Real Estate	Real Estate	Real Estate

The Company has a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $96,000,000. The revolving line of credit and term note are collateralized by 43,991 acres of farmland and 12,280 acres of additional property containing approximately 8,600 acres of producing citrus groves.

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

At September 30, 2013, and 2012, the Company was in compliance with the debt covenants and terms of the Rabo loan agreement. The Rabo credit facility contains the following significant covenants: (i) minimum current ratio of 1.50:1, (ii) debt to assets ratio no greater than 60%, (iii) tangible net worth of at least $80 million, and (iv) minimum debt coverage of 1.15:1.

The Company uses a cash management program with Rabobank designed to minimize the outstanding balance on the RLOC. Our various Rabobank accounts are swept daily into a concentration account. Funds in excess of a target balance are automatically applied to pay down the RLOC, if there is an outstanding balance.

Maturities of the Company’s debt were as follows at September 30, 2013:

(in thousands)

Due within one year	$2,000
Due between one and two years	2,000
Due between two and three years	2,000
Due between three and four years	2,000
Due between four and five years	2,000
Due beyond five years	26,000

Total	$36,000

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Interest expense	$1,257	$1,616	$2,020
Interest capitalized	79	100	127

Total	$1,336	$1,716	$2,147

Note 11. Treasury Stock

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock purchases for the years ended September 30, 2013, 2012 and 2011:

(in thousands, except share amounts and per share amounts)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased

Fiscal Year Ended September 30,:
2013	75,887	$38.14	257,203	$2,894
2012	12,332	$24.12	181,316	$298
2011	48,280	$24.96	168,984	$1,205

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2010	7,466	$172
Purchased	48,280	1,205
Issued to Directors	(19,030)	(465)
Retired	(2,123)	(50)

Balance at September 30, 2011	34,593	862
Purchased	12,332	298
Issued to Directors	(23,690)	(617)

Balance at September 30, 2012	23,235	543
Purchased	75,887	2,894
Issued to Employees and Directors	(25,584)	(621)

Balance at September 30, 2013	73,538	$2,816

Note 12. Income Taxes

The provision for income taxes (benefit) for the years ended September 30, 2013, 2012 and 2011 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Current:
Federal income tax	$2,508	$3,696	$4,141
State income tax	458	1,298	726

Total current	2,966	4,994	4,867

Deferred:
Federal income tax	7,921	5,617	608
State income tax	1,142	362	(45)

Total deferred	9,063	5,979	563

Total provision for income taxes	$12,029	$10,973	$5,430

Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Tax at the statutory federal rate	$11,086	$10,312	$4,259
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,067	1,051	460
Federal impacts from IRS exam and tax return amendments	19	(444)	713
Deferred rate adjustment	-	(313)	-
Permanent and other reconciling items, net	(143)	367	(2)

Total provision for income taxes	$12,029	$10,973	$5,430

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2013 and 2012 are presented below:

(in thousands)	September 30,
	2013	2012

Deferred tax assets:
Deferred retirement benefits	$1,686	$1,581
Inventories	144	144
Restricted stock compensation	31	-
Alico-Agri, Ltd. outside basis differences	3,196	20,857
Capital loss carry forward	10,502	1,037
Other	159	357

Total deferred tax assets	15,718	23,976

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	302	286
Property and Equipment	21,550	20,826
Investment in Magnolia	450	385

Total deferred tax liabilities	22,302	21,497

Net deferred income tax (liability) asset	$(6,584)	$2,479

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at September 30, 2013 or September 30, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

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

Note 13. Related Party Transactions

Atlantic Blue Group, Inc.

Atlantic Blue Group, Inc. (“Atlanticblue” or “ABG”) owned approximately 50.6% of Alico’s common stock, until it sold its stock in the Company to 734 Investors, LLC in November 2013 (see Note 18. Subsequent Events). By virtue of its ownership percentage, Atlanticblue was able to elect all of the directors and, consequently, control Alico. Directors which also served on Atlanticblue’s board were referred to as “affiliated directors”.

John R. Alexander, a shareholder in Atlanticblue and a director on the Atlanticblue Board of Directors, retired as the Company’s Chairman of the Board at the February 2013 shareholders meeting. Mr. Alexander’s son, JD Alexander, resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a director at the June 2012 Atlanticblue shareholders meeting. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he serves on Alico’s Board of Directors, until the sale by Atlanticblue of its stock in the Company to 734 Investors, LLC. Robert E. Lee Caswell, John R. Alexander’s son-in-law, served as a director on Alico’s Board of Directors until its February 2013 shareholders meeting; he did not stand for re-election. Robert J. Viguet, Jr., an Alico director, did not stand for re-election as a director of Atlanticblue at its June 2012 shareholders meeting. Dykes Everett was elected to the Alico Board of Directors at the February 2013 shareholders meeting; he was proposed for nomination by Atlanticblue where he serves as a director.

On April 1, 2012 a settlement agreement was executed in the derivative shareholder suit filed by former director Baxter Troutman against John R. Alexander and JD Alexander (the “Agreement”). On May 16, 2012 the Circuit Court of the 10th Judicial Circuit in Polk County, FL approved the Agreement thereby settling the shareholder derivative action complaint. As a condition of the Agreement, Mr. Troutman was required to file a notice of voluntary dismissal of the civil action against the Alexanders with prejudice. The Company, by determination of the Special Litigation Committee comprised of four independent directors of its Board of Directors, filed a motion against Mr. Troutman seeking recovery of attorney fees and costs incurred in its defense. In response, Mr. Troutman has filed motions seeking recovery of his attorney’s fees from Alico. The Company has reimbursed Messrs.’ Alexander for legal fees used to defend themselves against the suit in accordance with the Board of Directors indemnification agreements. Reimbursements pursuant to the litigation were $118,000 and $68,000 on behalf of John R. Alexander and, $222,000 and $60,000 on behalf of JD Alexander during the years ended September 30, 2012 and 2011, respectively.

Alico Fruit is currently marketing and/or purchasing citrus fruit from Tri County Groves, LLC, a wholly owned subsidiary of Atlanticblue. During the years ended September 30, 2013, 2012 and 2011, Alico Fruit marketed 201,802, 237,626, and 222,856 boxes of fruit for approximately $1,907,000, $2,900,000, and $2,100,000.

Ben Hill Griffin, Inc.

Citrus revenues of approximately $598,000 and $900,000 were recognized for a portion of citrus crops sold under a marketing agreement with Ben Hill Griffin, Inc. (“Griffin”) for the years ended September 30, 2012 and 2011, respectively. Griffin and its subsidiaries are controlled by Ben Hill Griffin, III, the brother-in-law of John R. Alexander, Alico’s former Chairman and Chief Executive Officer and was deemed a related party until John R. Alexander retired as Chairman of Alico on February 22, 2013. Accounts receivable include amounts due from

Griffin of $94,000 at September 30, 2012. These amounts represent revenues to be received periodically under pooling agreements as the sale of pooled products is completed.

Harvesting, marketing and processing costs for fruit sold to Griffin totaled $141,000 and $300,000 for the years ended September 30, 2012 and 2011.

Alico purchased fertilizer and other miscellaneous supplies, and services, and operating equipment from Griffin, on a competitive bid basis, for use in its cattle, sugarcane, sod and citrus operations. Such purchases totaled $ 969,000 and $2,359,000 for the years ended September 30, 2012 and 2011, respectively. The Consolidated Balance Sheets include accounts payable to Griffin for fertilizer and other crop supplies totaling $9,000 at September 30, 2012.

Other

Mr. Charles Palmer, an independent Board Member, held a recreational lease with the Company during the fiscal years ended September 30, 2013, 2012 and 2011, for which he paid approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

Note 14. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP plan provides a fixed supplemental retirement benefit for 180 months certain. The MSP is frozen; no new participants are being added and no benefit increases are being granted. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.2% and 4.5% in 2013 and 2012, respectively. During fiscal year 2012, the Company changed its approach in determining the discount rate from the Pension Benefit Guaranty Corp rate which was used during fiscal year 2011, to the Moody’s Corporate Bond Curve (Moody’s). Management believes that the Moody’s rate is a more appropriate estimate of the settlement of the pension benefits. The effect of this change was not significant to net income and earnings per share.

Actuarial gains or losses are recognized when incurred, therefore; the end of year benefit obligation is the same as the accrued benefit costs recognized in the consolidated balance sheet.

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Service cost	221	251	233
Interest cost	368	178	181
Recognized actuarial loss adjustment	-	2	66

Total	589	431	480

The following provides a roll-forward of the MSP benefit obligation.

(in thousands)	2013	2012

Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,098	$3,970
Service cost	221	251
Interest cost	368	178
Recognized actuarial loss adjustment	-	2
Benefits paid	(316)	(303)

Benefit obligation at end of year	$4,371	$4,098

Funded status at end of year	$(4,371)	$(4,098)

The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for each of the five succeeding years are approximately $342,000, $346,000, $351,000, $367,000 and $348,000 and for the five-year period thereafter an aggregate of $1,199,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of September 30, 2013, the Rabbi Trust had no assets, and no change of control had occurred.

Profit Sharing and 401(k)

The Company maintains a 401(k) employee savings plan for eligible employees, which provides for a 4% matching contribution on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $157,000, $81,000 and $59,000 for the fiscal years 2013, 2012 and 2011, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s contribution to the Profit Sharing Plan was $210,000, $245,000 and $162,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

Note 15. Segment Information

Segments

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, the Company changed its internal operations to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations.  The Company has reclassified prior years to conform to the fiscal year 2013 presentation.  None of these changes affect the Company’s previously report consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications. A description of the Company’s business segments is as follows:

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

Information by business segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2013	2012	2011

Revenues:
Citrus Groves	$43,689	$55,423	$47,088
Agricultural Supply Chain Management	28,412	48,334	36,115
Improved Farmland	21,917	15,316	8,642
Ranch and Conservation	6,755	7,348	6,015
Other Operations	888	766	732
Intersegment Revenues	10,981	11,820	9,679
Eliminations	(10,981)	(11,820)	(9,679)

Total revenue	101,661	127,187	98,592

Operating expenses:
Citrus Groves	31,533	30,995	27,764
Agricultural Supply Chain Management	27,949	47,693	35,109
Improved Farmland	16,202	11,574	7,343
Ranch and Conservation	3,798	3,497	3,640
Other Operations	505	1,196	1,303

Total operating expenses	79,987	94,955	75,159

Gross profit:
Citrus Groves	12,156	24,428	19,324
Agricultural Supply Chain Management	463	641	1,006
Improved Farmland	5,715	3,742	1,299
Ranch and Conservation	2,957	3,851	2,375
Other Operations	383	(430)	(571)

Total gross profit	$21,674	$32,232	$23,433

Capital expenditures:
Citrus Groves	$3,942	$1,562	$2,102
Agricultural Supply Chain Management	81	388	65
Improved Farmland	9,468	10,482	4,633
Ranch and Conservation	3,475	741	1,214
Other Operations	27	-	16
Other capital expenditures	1,931	2,748	4,235

Total capital expenditures	$18,924	$15,921	$12,265

Depreciation, depletion and amortization:
Citrus Groves	$2,114	$2,088	$1,977
Agricultural Supply Chain Management	169	223	213
Improved Farmland	5,131	4,051	2,873
Ranch and Conservation	1,250	992	937
Other Operations	347	427	481
Other depreciation, depletion and amortization	664	648	846

Total depreciation, depletion and amortization	$9,675	$8,429	$7,327

(in thousands)	September 30,
	2013	2012

Assets:
Citrus Groves	$52,592	$47,154
Agricultural Supply Chain Management	994	2,066
Improved Farmland	75,348	63,916
Ranch and Conservation	14,696	11,274
Other Operations	15,094	4,905
Other Corporate Assets	40,116	55,768

Total Assets	$198,840	$185,083

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

Total rent expense was approximately $1,182,000, $1,256,000 and $856,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

The future minimum rental payments under non-cancelable operating leases are as follows:

(in thousands)

2014	$600
2015	573
2016	529
2017	124
2018	-

Total	$1,826

The Company has entered into Change in Control Agreements (“CIC Agreements”) with its executive officers and 22 other key employees (“CIC Recipients”). The CIC Agreements provide for cash payments to CIC Recipients in the event of a change in control as defined in the CIC Agreements followed by the termination of a CIC Recipient within 18 months of the change in control. The estimated total potential payments required by CIC Agreements are $1,071,000 for executive officers and $1,600,000 for other key employees. See Note 18. Subsequent Events.

Letters of Credit

The Company has retained certain self-insurance risks with respect to losses for workers’ compensation and has standby letters of credit in the amounts of $200,000 for each of the years ended September 30, 2013 and 2012, to secure its insurance obligations.

Note 17. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data (in thousands except for per share amounts) for the fiscal years ended September 30, 2013 and 2012 were as follows:

(in thousands)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2012	2011	2013	2012	2013	2012	2013	2012

Total operating revenue	$21,356	$26,047	$38,410	$54,097	$35,229	$40,401	$6,666	$6,642
Total operating expenses	17,570	20,533	31,396	39,859	26,164	29,892	4,857	4,671

Gross profit	3,786	5,514	7,014	14,238	9,065	10,509	1,809	1,971
Corporate, general and
administrative	1,808	1,990	2,464	1,807	2,253	1,871	3,214	2,822
Other (expense) income	(304)	(360)	23	(502)	(167)	6,888	20,188	(306)

Income (loss) before income taxes	1,674	3,164	4,573	11,929	6,645	15,526	18,783	(1,157)
Income tax expense (benefit)	636	1,231	1,800	4,515	2,566	5,919	7,027	(692)

Net (loss) income	$1,038	$1,933	$2,773	$7,414	$4,079	$9,607	$11,756	$(465)

Earnings per share:
Basic	$0.14	$0.26	$0.38	$1.01	$0.56	$1.31	$1.61	$(0.07)
Diluted	$0.14	$0.26	$0.38	$1.01	$0.55	$1.31	$1.60	$(0.07)

During the fiscal year 2012, the Company recorded a gain on the sale of the Polk County, Florida properties totaling $9,113,000 and an impairment charge of $1,918,000. Impairment was recorded on assets held for sale on the Consolidated Balance Sheet as of September 30, 2012, which were subsequently sold on October 3, 2012. See Note 7. Property, Buildings and Equipment, Net.

During fiscal year 2013, the Company recorded a gain on the sale of a Conservation Easement on 11,600 acres of property in Hendry County totaling $20,343,000.

Note 18. Subsequent Events

Change in Majority Owner

On November 19, 2013, 734 Investors, LLC (the “Buyer”), an investment fund affiliated with 734 Agriculture, LLC (“734 Agriculture”) and George R. Brokaw, a Member of 734 Agriculture and the Buyer’s designee (the “Designee”), completed the previously announced purchase from Alico Holding, LLC (the “Seller”), a company wholly owned by Atlantic Blue Group, Inc., of 3,725,457 shares of common stock, par value $1 per share, of Alico, Inc. (the “Company” and the “Common Stock”), owned by the Seller for $37.00 per share, for an aggregate purchase price of approximately $137,841,909 in cash (the “Share Purchase”). The Buyer used equity investments from its members of approximately $123,410,000 and debt financing of $13,691,909 to fund its portion of the purchase price. The Designee used cash on hand to fund his portion of the purchase price.

Waiver of Debt Maturity Acceleration

The Company’s loan agreements with Rabo prohibit the sale or conveyance of a controlling interest in Alico without Rabo’s prior consent. The loan agreements also provide that any sale or conveyance of an interest in Alico will not be considered an event of default as long as the Chief Executive Officer of the Company is not removed or replaced within two years of such sale or conveyance.

The Company advised Rabo that Atlanticblue entered into an agreement with 734 Investors, LLC whereby Atlanticblue agreed to sell to 734 Investors, LLC approximately 51% of the issued and outstanding voting stock of the Company (the "Purchase and Sale"), which Purchase and Sale constitutes the sale of a controlling interest as defined in the loan documents. The Company further advised Rabo that Clayton G. Wilson would replace JD Alexander as the Company’s Chief Executive Officer subsequent to the Purchase and Sale.

Rabo executed an agreement dated November 15, 2013 whereby they consented to the Purchase and Sale and the Chief Executive Officer replacement as required by the loan documents. Rabo further confirmed that these transactions will not be deemed an event of default under any of the loan documents.

Incentive Equity Plans, Employee Benefit Plans and Management Consulting Agreement

The change in majority owner discussed above triggered the change in control provisions of the grants under the 2008 Incentive Equity Plans. As a result, the Company will be required to issue 152,403 shares of treasury stock, before withholdings for income taxes, to the Named Executive Officers who were recipients of the grants on or before January 19, 2014. The change in majority owner discussed above did not, however, trigger a change in control under the Rabbi Trust funding mechanism for the Company’s Management Security Plan, and no funding will be required.

Concurrent with his resignation from the Board of Directors and his resignation as Chief Executive Officer, JD Alexander entered into a consulting agreement with the Company that provides for monthly payments totaling $2 million over two years beginning one month from his resignation date. In addition, Mr. Alexander and the Company agreed to terminate Mr. Alexander’s change in control agreement with the Company, which relieved the Company of any obligation to make payments to Mr. Alexander under that agreement.

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

During the fourth quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

(c)	Management Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2013. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by McGladrey LLP, and independent registered public accounting firm, as stated in their attestation report which is included herein.

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

(3)                 Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K

(b)	Exhibit Index
66

Exhibit Number		Exhibit Index
3.1		Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156).

3.2		Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		Bylaws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 10-K, dated December 14, 2010)

3.6		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)

3.7		By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)

3.8		By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 5, 2010)

3.9		By-Laws of Alico, Inc. , amended and restated (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

10		Material Contracts

10.1		Credit agreement with Rabobank Agri-Finance (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2010)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D. (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey (Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7	*	Management Security Plan(s) Trust Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)
67

10.8		Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013 (Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

14.1		Code of Ethics (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

14.2		Whistleblower Policy (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

21		Subsidiaries of the Registrant — Alico Land Development Company, Inc. [(formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971)]; Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005) incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Rule 13a-14(a) certification

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 9, 2013	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 9, 2013	Director and Chief Executive Officer	/s/ Clayton G. Wilson
Clayton G. Wilson

December 9, 2013	Chief Financial Officer and Senior Vice President	/s/ W. Mark Humphrey
W. Mark Humphrey

December 9, 2013	Chairman of the Board, Director	/s/ Henry R. Slack
Henry R. Slack

December 9, 2013	Director	/s/ George R. Brokaw
George R. Brokaw

December 9, 2013	Director	/s/ Adam D. Compton
Adam D. Compton

December 9, 2013	Director	/s/ R. Greg Eisner
R. Greg Eisner

December 9, 2013	Director	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 9, 2013	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 9, 2013	Director	/s/ Remy W. Trafelet
Remy W. Trafelet

69