Form 10-Q
period 2013-12-31
ALICO INC
filed 2014-02-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or

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

There were 7,350,455 shares of common stock, par value $1.00 per share, outstanding as of January 31, 2014.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended December 31, 2013 and 2012

Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2013 and 2012

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosure

Item 5. Other Information

Item 6. Exhibits

Signatures

Index to Exhibits

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2013	2012
Operating revenues:
Citrus Groves	$5,633	$7,393
Agricultural Supply Chain Management	2,106	5,289
Improved Farmland	6,532	7,990
Ranch and Conservation	531	518
Other Operations	187	166
Total operating revenue	14,989	21,356

Operating expenses:
Citrus Groves	3,898	5,860
Agricultural Supply Chain Management	2,325	5,534
Improved Farmland	5,530	5,874
Ranch and Conservation	337	197
Other Operations	62	105
Total operating expenses	12,152	17,570

Gross profit	2,837	3,786
Corporate general and administrative	3,827	1,808

(Loss) income from operations	(990)	1,978

Other (expense) income:
Interest and investment income, net	36	86
Interest expense	(269)	(367)
Other loss, net	(28)	(23)
Total other expense, net	(261)	(304)

(Loss) income before income taxes	(1,251)	1,674
Income tax (benefit) expense	(547)	636

Net (loss) income attributable to common shareholders	(704)	1,038

Comprehensive income, net of tax effect	—	—

Comprehensive (loss) income attributable to common shareholders	$(704)	$1,038

Weighted-average number of shares outstanding:
Basic and diluted	7,283	7,354
(Loss) earnings per common share:
Basic and diluted	$(0.10)	$0.14

Cash dividends declared per common share	$0.12	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,470	$24,583
Investments	261	260
Accounts receivable, net	7,151	4,266
Income tax receivable	301	—
Inventories	29,752	29,403
Assets held for sale	3,601	—
Other current assets	1,072	1,283
Total current assets	55,608	59,795

Investment in Magnolia Fund	3,162	5,086
Investments, deposits and other non-current assets	2,230	1,991
Cash surrender value of life insurance	893	897
Property, buildings and equipment, net	131,468	131,071
Total assets	$193,361	$198,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859	$1,729
Long-term debt, current portion	2,000	2,000
Accrued expenses	1,318	2,354
Income taxes payable	—	1,171
Dividend payable	1,749	1,461
Accrued ad valorem taxes	—	1,634
Other current liabilities	1,080	1,142
Total current liabilities	9,006	11,491

Long-term debt, net of current portion	33,500	34,000
Deferred income taxes, net of current portion	6,584	6,584
Deferred retirement benefits, net of current portion	4,037	4,029
Total liabilities	53,127	56,104

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	—	—
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,274,339 and 7,303,568 shares outstanding at December 31, 2013 and September 30, 2013, respectively	7,377	7,377
Additional paid in capital	9,719	9,496
Treasury stock at cost, 102,767 and 73,538 shares held at December 31, 2013 and September 30, 2013, respectively	(3,965)	(2,816)
Retained earnings	127,103	128,679
Total stockholders’ equity	140,234	142,736
Total liabilities and stockholders’ equity	$193,361	$198,840

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2013	2012

Net cash used in operating activities	$(4,088)	$(2,939)

Cash flows from investing activities:
Purchases of property and equipment	(6,539)	(7,983)
Decrease in restricted cash	—	2,500
Decrease in real estate deposits	—	(2,500)
Proceeds from disposals of property and equipment	1	2,591
Return on investment in Magnolia	1,966	—
Collections of mortgages and notes receivable	2	10
Net cash used in investing activities	(4,570)	(5,382)

Cash flows from financing activities:
Principal payments on notes payable	(500)	(2,400)
Borrowings on revolving line of credit	—	1,368
Repayments on revolving line of credit	—	(1,368)
Treasury stock purchases	(1,371)	(1,411)
Dividends paid	(584)	(294)
Net cash used in financing activities	(2,455)	(4,105)

Net decrease in cash and cash equivalents	(11,113)	(12,426)
Cash and cash equivalents at beginning of period	24,583	13,328

Cash and cash equivalents at end of period	$13,470	$902

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$218	$211
Cash paid for income taxes	$925	$823

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2013, which has been derived from audited financial statements, and (b) unaudited condensed consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of the interim period are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

The Financial Statements have been presented according to the rules and regulations of the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information, footnotes and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Principles of Consolidation

The Financial Statements include the accounts of Alico, and its wholly owned subsidiaries, Alico Land Development, Inc. (“ALDI”), Alico-Agri, Ltd. (“Alico-Agri”), Alico Plant World, LLC, Alico Citrus Nursery, LLC and Alico Fruit Company, LLC (formerly known as Bowen Brothers Fruit, LLC) (“Alico Fruit”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal year 2014 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

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

Seasonality

The Company is primarily engaged in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. The results of the reported period herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Recent Accounting Pronouncements

The Company does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, or the SEC would have a material effect on its financial position, results of operations or cash flows.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

(in thousands)	December 31,	September 30,
	2013	2013

Unharvested fruit crop on the trees	$18,035	$16,329
Unharvested sugarcane	9,640	11,728
Beef cattle	2,018	1,200
Other	59	146

Total Inventories	$29,752	$29,403

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at December 31, 2013 and September 30, 2013:

(in thousands)	December 31,	September 30,
	2013	2013

Breeding herd	$12,844	$12,234
Buildings	12,994	11,587
Citrus trees	31,724	34,188
Sugarcane	18,788	16,199
Equipment and other facilities	48,805	47,278

Total depreciable properties	125,155	121,486
Less accumulated depreciation and depletion	(71,965)	(71,857)

Net depreciable properties	53,190	49,629
Land and land improvements	78,278	81,442

Net property, buildings and equipment	$131,468	$131,071

Assets held for sale

In December 2013, the Company’s Board of Directors approved listing certain parcels of real estate for sale in Polk county totaling approximately 3,200 acres, including approximately 80 acres of active citrus groves. As a result, the Company reclassified the net book value of the properties to assets held for sale as of December 31, 2013. The estimated fair value of the properties exceeds their net book value and no impairment was recognized as a result of the reclassification.

Note 4. Income taxes

The Company’s effective tax rates were 43.7% and 38.0% for the three months ended December 31, 2013 and 2012, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at December 31, 2013 and September 30, 2013. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

Note 5. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Revolving Line of Credit	Term Loan	Total Credit Facility

December 31, 2013
Principal balance outstanding	$—	$35,500	$35,500
Remaining available credit	$60,000	$—	$60,000
Effective interest rate	2.42%	2.67%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

September 30, 2013
Principal balance outstanding	$—	$36,000	$36,000
Remaining available credit	$60,000	$—	$60,000
Effective interest rate	2.43%	2.68%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

The Company has a credit facility including a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $95,500,000 at December 31, 2013. The revolving line of credit and term loan are collateralized by 43,991 acres of farmland and 12,280 acres of additional real property containing approximately 8,600 acres of producing citrus groves.

The $60,000,000 RLOC bears interest at a floating rate payable on the first day of each calendar quarter. The RLOC matures on October 1, 2020. At December 31, 2013, there was no outstanding balance on the RLOC. The Company pays an annual commitment fee on the RLOC equal to 0.15% of the difference between the annual average unpaid balance and the $60,000,000 loan commitment. The commitment fee is payable on February 1 of each year. Commitment fees of approximately $83,000 were accrued at December 31, 2013.

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

At December 31, 2013 and September 30, 2013, Alico was in compliance with all of its covenants under the Rabo loan agreement.

On October 10, 2012, the outstanding mortgage note held by Farm Credit of Florida was paid in full. The payment included $1,794,000 for the principal balance and $66,000 for a prepayment penalty which was included in interest expense on our consolidated statements of comprehensive income (loss). The mortgage was collateralized by 7,680 acres of real estate used for farm leases, sugarcane and citrus production. The collateral was released upon satisfaction of the mortgage.

Maturities of the Company’s debt were as follows at December 31, 2013:

(in thousands)

Due within one year	$ 2,000
Due between one and two years	2,000
Due between two and three years	2,000
Due between three and four years	2,000
Due between four and five years	2,000
Due beyond five years	25,500

Total	$ 35,500

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Three Months Ended December 31,
	2013	2012

Interest expense	$269	$367
Interest capitalized	29	17

Total	$298	$384

Note 6. Disclosures about reportable segments

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, the Company changed its internal structure to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations.  The Company has reclassified prior years to conform to the fiscal year 2014 presentation.  None of these changes affect the Company’s previously reported consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications. A description of the Company’s business segments is as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and
9

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

Information by business segment is as follows:

(in thousands)	Three Months Ended December 31,
	2013	2012

Revenues:
Citrus Groves	$5,633	$7,393
Agricultural Supply Chain Management	2,106	5,289
Improved Farmland	6,532	7,990
Ranch and Conservation	531	518
Other Operations	187	166
Intersegment Revenues	1,153	1,981
Eliminations	(1,153)	(1,981)

Total revenue	14,989	21,356

Operating expenses:
Citrus Groves	3,898	5,860
Agricultural Supply Chain Management	2,325	5,534
Improved Farmland	5,530	5,874
Ranch and Conservation	337	197
Other Operations	62	105

Total operating expenses	12,152	17,570

Gross profit:
Citrus Groves	1,735	1,533
Agricultural Supply Chain Management	(219)	(245)
Improved Farmland	1,002	2,116
Ranch and Conservation	194	321
Other Operations	125	61

Total gross profit	$2,837	$3,786

Capital expenditures:
Citrus Groves	$1,943	$277
Agricultural Supply Chain Management	33	4
Improved Farmland	3,473	5,527
Ranch and Conservation	743	1,768
Other Operations	4	73
Other capital expenditures	343	334

Total capital expenditures	$6,539	$7,983

Depreciation, depletion and amortization:
Citrus Groves	$529	$519
Agricultural Supply Chain Management	29	62
Improved Farmland	1,337	1,080
Ranch and Conservation	333	215
Other Operations	88	96
Other depreciation, depletion and amortization	186	180

Total depreciation, depletion and amortization	$2,502	$2,152

(in thousands)	December 31, 2013	September 30, 2013

Assets:
Citrus Groves	$60,524	$52,592
Agricultural Supply Chain Management	2,621	994
Improved Farmland	75,307	75,348
Ranch and Conservation	16,803	14,696
Other Operations	11,317	15,094
Other Corporate Assets	26,789	40,116

Total Assets	$193,361	$198,840

Note 7. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. The stock repurchases were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock transactions for the three months ended December 31, 2013:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2013	73,538	$2,816
Purchased	35,333	1,371
Issued to Directors	(6,104)	(222)

Balance at December 31, 2013	102,767	$3,965

Through December 31, 2013, the Company had purchased zero shares and had available to purchase an additional 105,000 in accordance with its September 30, 2013 Board of Directors repurchase authorization.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) in general and administrative expenses was $525,000 and $141,000 for the three months ended December 31, 2013 and 2012, respectively. Stock-based compensation is recorded for the Board of Directors fees paid in treasury stock and the Long Term Incentive Compensation Plan restricted common stock awards. The amount for the three months ended December 31, 2013 includes $184,000 related to the acceleration of vesting in accordance with the change in control discussed below.

Long Term Incentive Plan

On May 26, 2011, the Company’s Board of Directors approved the Long-Term Incentive Program as part of the 2008 Equity Incentive Plan. The Company approved the contingent award of 152,403 shares of common stock to Named Executive Officers (the “NEOs”) of the Company. On May 26, 2011, 58,610 shares were granted to the NEOs other than the Chief Executive Officer (“CEO”) and on April 19, 2012, 93,793 shares were awarded to the CEO under restricted stock award agreements.

All of the shares of restricted stock awarded under the Long-Term Incentive Program vested automatically upon the acquisition by 734 Investors, LLC of a controller interest in the Company. As a result, the Company will be required to issue 152,403 shares of treasury stock in January 2014, before withholdings for income taxes. The Company has recognized $184,000 of stock-based compensation expense related to the acceleration of vesting of these grants during the quarter ended December 31, 2013. In December 2013, the Company determined that it would repurchase half of the gross shares awarded to NEOs other than the CEO totaling 58,610 shares immediately upon their issuance for the purpose of retaining treasury shares for future issuance.

Dilution

For the three months ended December 31, 2013, a weighted average of 67,000 unvested restricted stock units were excluded from the calculation of earnings per share because their effect would be anti-dilutive. For the three months ended December 31, 2012 there were no equity instruments outstanding that had a dilutive effect.

Note 8. Contingencies

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

Note 9. Related Party Transactions

734 Investors and 734 Agriculture

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired all of the approximately 51% of Alico’s common stock then owned by Atlanticblue. 734 Investors now beneficially owns, directly or indirectly, approximately 51% of the outstanding shares of the Company’s common stock and possesses the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s shareholders. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Investors and 734 Agriculture are able to elect all of the Directors and, consequently, control Alico. Messrs. Brokaw and Trafelet are the two controlling persons of 734 Agriculture.

Silver Nip

On November 22, 2013, the Company entered into an employee lease agreement with Mr. Wilson and Silver Nip (the “Silver Nip Agreement”). Silver Nip is owned and controlled by Messrs. Brokaw, Trafelet and Wilson.

The Silver Nip Agreement provides, subject to the terms and conditions set forth therein, for the Company to furnish Mr. Wilson’s services to Silver Nip to perform the functions and services that Mr. Wilson has previously performed for Silver Nip prior to his resignation as CEO of Silver Nip. The Silver Nip Agreement provides that Mr. Wilson will spend a majority of his working time performing functions and services for the Company and that in no event will Mr. Wilson be required to take any action that he or the Company determines could conflict with Mr. Wilson’s exercise of his fiduciary duties under applicable law owed to the Company or could interfere with the performance of his duties as an executive officer of the Company. In exchange for furnishing Mr. Wilson’s services, Silver Nip has agreed to pay to the Company the cash salary that would have been paid to Mr. Wilson pursuant to his previous employment arrangement with Silver Nip, had that arrangement continued to be in force.

The Silver Nip Agreement provides that it continues through December 31, 2013, but if neither the Company nor Silver Nip has provided the other with written notice of an intention to terminate the Silver Nip Agreement at least three business days before December 31, 2013 (or any subsequent renewal period), the Silver Nip Agreement will automatically renew for a one-month period. In addition, Silver Nip may terminate the Silver Nip Agreement at any time upon 10 business days’ prior written notice to the Company. The description of the Silver Nip Agreement is qualified in its entirety by reference to the complete terms and conditions of the agreement, which is listed as an exhibit to the Company’s Current Report on Form 8-K filed on November 25, 2013. For the three months ended December 31, 2013 the Company received $15,000 under this agreement.

Atlanticblue

Prior to the Share Purchase transaction on November 19, 2013, Atlanticblue owned approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue was able to elect all of the Directors and, consequently, control Alico. JD Alexander resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a Director at the June 2012 Atlanticblue shareholders meeting. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he served on Alico’s Board of Directors. Robert J. Viguet, Jr., an Alico Director, did not stand for re-election as a Director of Atlanticblue at its June 2012 shareholders meeting. Dykes Everett was elected to the Alico Board of Directors at Alico’s February 2013 shareholders meeting; he was nominated by Atlanticblue, where he serves as a Director.

Alico Fruit Company (“Alico Fruit”) is currently marketing and/or purchasing citrus fruit from TRI-County Grove, LLC, a wholly owned subsidiary of Atlanticblue. During the three months ended December 31, 2012, Alico Fruit marketed 30,233 boxes of fruit for approximately $251,000. Alico Fruit markets citrus fruit for TRI-County Grove, LLC at the customary terms and rates the Company extends to third parties.

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. At that time, the Company and Mr. Alexander entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company will pay Mr. Alexander for such services and covenants $2 million in twenty-four monthly installments. Mr. Alexander also agreed, in a separate side letter with the Company, not to sell or transfer the shares that will be awarded pursuant to his Restricted Stock Award Agreement (other than to a family trust) for a period of two years after the Closing. Mr. Alexander also executed a general release in favor of the Company.

Other

Mr. Charles Palmer, who served as a member of the Board until his resignation became effective on November 19, 2013, leases approximately 2,300 acres from the Company for a recreational purposes. He pays approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission (“SEC”) on December 9, 2013.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2013 and our Quarterly Reports on Form 10-Q.

Overview

We manage our land based upon its primary usage and review its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  We present our financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, we changed our internal operations to align with the way we manage our business operations. As a result, we have realigned our financial reporting segments to match our internal operations.  We have reclassified prior years to conform to the fiscal year 2014 presentation.  None of these changes affect our previously reported consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications.

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

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Recent Events

Recent Change in Control Transaction

On November 19, 2013, 734 Agriculture, LLC (“734 Agriculture”) and its affiliates, including 734 Investors, LLC (“734 Investors”), completed the previously announced purchase from Alico Holding, LLC, a company wholly owned by Atlantic Blue Group, Inc. (“Atlanticblue”), of 3,725,457 shares of our common stock (the “Share Purchase”).

The common stock acquired by 734 Agriculture and its affiliates, including 734 Investors, represents approximately 51% of the Company’s outstanding voting securities. On November 15, 2013, 734 Investors amended and restated its LLC operating agreement (the “LLC Agreement”) to admit new members and to designate 734 Agriculture as the managing member, with authority to administer the affairs of 734 Investors, including the voting and disposition of shares of common stock, subject to certain restrictions set forth therein. As a result, upon the consummation of the Share Purchase, 734 Agriculture and its affiliates, including 734 Investors, acquired the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s shareholders.

Appointment of Directors; Resignation of Directors

With the Closing of the Share Purchase, the previously announced election of the following individuals to the Board of Directors became effective: Mr. George R. Brokaw, Member of 734 Agriculture; Remy W. Trafelet, Manager of 734 Agriculture; W. Andrew Krusen, Jr., Chairman and CEO of Dominion Financial Group; Benjamin D. Fishman, Managing Principal of Arlon Group; Henry R. Slack, former Chairman of the Board of Terra Industries, Inc. and Senior Partner of Quarterwatch, LLC; Clayton G. Wilson, former CEO of 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”) and Chairman of the Board of Latt Maxcy Corporation; and R. Greg Eisner, Head of Strategy of Dubin & Company, LLC.

Ramon A. Rodriguez remained on the Board of Directors and continues to serve as a member of the Board of Directors. In addition, Adam D. Compton, who previously resigned subject to and effective upon the Closing of the Share Purchase, was re-elected to the Board of Directors on November 22, 2013.

Upon the Closing of the Share Purchase, the following individuals ceased to be Directors of the Company pursuant to their previously disclosed resignations: JD Alexander, Dykes Everett, Thomas H. McAuley, Charles L. Palmer, John D. Rood, and Gordon Walker, PhD. Mr. Robert J. Viguet, Jr. resigned from the Board on November 21, 2013.

Appointment of Mr. Wilson as the Company’s Chief Executive Officer

Upon the Closing of the Share Purchase, Mr. Alexander ceased to be the Company’s CEO pursuant to his previously disclosed resignation. On November 22, 2013, the Board appointed Mr. Wilson to serve as the CEO, effective immediately.

Results of Operations

The following table sets forth a comparison of results of operations for the three months ended December 31, 2013 and 2012:

(in thousands)	Three Month Ended
	December 31,		Change
	2013	2012	$	%

Operating revenues:
Citrus Groves	$5,633	$7,393	$(1,760)	(23.8)%
Agricultural Supply Chain Management	2,106	5,289	(3,183)	(60.2)%
Improved Farmland	6,532	7,990	(1,458)	(18.2)%
Ranch and Conservation	531	518	13	2.5%
Other Operations	187	166	21	12.7%
Total operating revenues	14,989	21,356	(6,367)	(29.8)%

Gross Profit:
Citrus Groves	1,735	1,533	202	13.2%
Agricultural Supply Chain Management	(219)	(245)	26	(10.6)%
Improved Farmland	1,002	2,116	(1,114)	(52.6)%
Ranch and Conservation	194	321	(127)	(39.6)%
Other Operations	125	61	64	104.9%
Total gross profit	2,837	3,786	(949)	(25.1)%
Corporate, general and
administrative expenses	3,827	1,808	2,019	111.7%

(Loss) income from operations	(990)	1,978	(2,968)	(150.1)%
Other expense, net	(261)	(304)	43	(14.1)%

(Loss) income before income taxes	(1,251)	1,674	(2,925)	(174.7)%
Income (benefit) expense	(547)	636	(1,183)	(186.0)%

Net (loss) income	$(704)	$1,038	$(4,108)	(395.7)%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three months ended December 31, 2013 and 2012:

(in thousands, except per box and per pound solid data)

	Three Month Ended
	December 31,		Change
	2013	2012	$	%

Revenue From:
Early and Mid Season	$4,439	$6,560	$(2,121)	(32.3)%
Valencias	—	—	—	NM
Fresh Fruit	654	814	(160)	(19.7)%
Other	540	19	521	2742.1%
Total	$5,633	$7,393	$(1,760)	(23.8)%

Boxes Harvested:
Early and Mid Season	447	740	(293)	(39.6)%
Valencias	—	—	—	NM
Total Processed	447	740	(293)	(39.6)%

Fresh Fruit	50	73	(23)	(31.5)%
Total	497	813	(316)	(38.9)%

Pound Solids Produced:
Early and Mid Season	2,611	4,295	(1,684)	(39.2)%
Valencias	—	—	—	NM
Total	2,611	4,295	(1,684)	(39.2)%

Pound Solids per Box:
Early and Mid Season	5.84	5.80	0.04	0.6%
Valencias	NM	NM	NM	NM

Price per Pound Solid:
Early and Mid Season	$1.70	$1.53	$0.17	11.3%
Valencias	NM	NM	NM	NM

Price per Box:
Fresh Fruit	$13.08	$11.15	$1.93	17.3%

Operating Expenses:
Cost of Sales	$2,554	$3,605	$(1,051)	(29.2)%
Harvesting and Hauling	1,218	2,203	(985)	(44.7)%
Other	126	52	74	142.3%
Total	$3,898	$5,860	$(1,962)	(33.5)%

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

The declines for the three months ended December 31, 2013 in boxes harvested, pound solids produced and gross profit are being driven primarily by a delay in the commencement of harvesting versus the same period in 2012 to allow fruit on the tree to mature.

The USDA, in its January 10, 2014 Citrus Forecast, indicated that it currently expects the Florida orange crop to decline by 18,600,000 boxes or approximately 14% versus the prior year. We currently expect our 2013/2014 crop’s decrease to be in-line with the currently estimated statewide decrease.

Agricultural Supply Chain Management

The table below presents key operating measures for the three months ended December 31, 2013 and 2012:

(in thousands, except per box and per pound solid data)

	Three Month Ended
	December 31,		Change
	2013	2012	$	%

Purchase and Resale of Fruit:
Revenue	$1,528	$4,132	$(2,604)	(63.0)%
Boxes Sold	157	530	(373)	(70.4)%
Pound Solids Sold	899	2,993	(2,094)	(70.0)%
Pound Solids per Box	5.73	5.65	0.08	1.4%
Price per Pound Solids	$1.70	$1.38	$0.32	23.1%

Value Added Services:
Revenue	$302	$743	$(441)	(59.4)%
Value Added Boxes	115	459	(344)	(74.9)%

Other Revenue	$276	$414	(138)	(33.3)%

The declines in Purchase and Resale of Fruit revenue, boxes sold and pound solids sold, as well as the declines in Value Added Services revenue and boxes, are all being driven primarily by statewide delays in commencement in harvest and declines in production as discussed above.

The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

Improved Farmland

The table below presents key operating measures for the three months ended December 31, 2013 and 2012:

(in thousands, except per net standard ton and per acre data)

	Three Month Ended
	December 31,		Change
	2013	2012	$	%

Revenue From:
Sale of Sugarcane	$6,022	$7,491	$(1,469)	(19.6)%
Molasses Bonus	304	293	11	3.8%
Land Leasing	205	183	22	12.0%
Other	1	23	(22)	(95.7)%
Total	$6,532	$7,990	$(1,458)	(18.2)%

Net Standard Tons Sold	204	190	14	7.4%

Price Per Net Standard Ton:
Sale of Sugarcane	$29.52	$39.43	$(9.91)	(25.1)%
Molasses	$1.49	$1.54	$(0.05)	(3.4)%

Net Standard Tons/Acre	34.96	38.06	(3.10)	(8.1)%

Operating Expenses:
Cost of Sales	$4,151	$4,389	$(238)	(5.4)%
Harvesting and Hauling	1,278	1,368	(90)	(6.6)%
Land Leasing Expenses	101	117	(16)	(13.7)%
Total	$5,530	$5,874	$(344)	(5.9)%

Acres used to produce sugarcane will increase to 16,728 in fiscal year 2014 from 13,272 in fiscal year 2013. The increase in net standard tons sold is primarily related to harvesting approximately 800 more acres in the three months ended December 31, 2013 versus the same period of the prior year, partially offset by an 8.1% decrease in net standard tons per acre. The increase in production is more than offset by the decrease in price per net standard ton that has resulted from changes in market conditions in the first quarter of fiscal year 2014 versus the first quarter of fiscal year 2013. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our sugarcane land for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing sugarcane product to our processor and varies based upon the number of net standard tons produced.

The decrease in gross profit is related primarily to the decrease in revenues discussed above, partially offset by a 5.6% decrease in growing costs per acre and a 13.1% decrease in harvest and hauling costs per net standard ton versus the three months ended December 31, 2012 which relates primarily to the elimination of long-haul charges related to the transportation of sugarcane via truck.

Ranch and Conservation

The table below presents key operating measures for the three months ended December 31, 2013 and 2012:

(in thousands, except per pound data)

	Three Month Ended
	December 31,		Change
	2013	2012	$	%

Revenue From:
Sale of Calves	$236	$158	$78	49.4%
Sale of Culls	1	3	(2)	(66.7)%
Land Leasing	245	244	1	0.4%
Other	49	113	(64)	(56.6)%
Total	$531	$518	$13	2.5%

Pounds Sold:
Calves	141	120	21	17.5%
Culls	1	11	(10)	(90.9)%

Price Per Pound:
Calves	$1.67	$1.32	$0.36	27.1%
Culls	$1.00	$0.27	$0.73	266.7%

Operating Expenses:
Cost of Calves Sold	$286	$106	$180	169.8%
Cost of Culls Sold	1	4	(3)	(75.0)%
Land Leasing Expenses	57	85	(28)	(32.9)%
Other	(7)	2	(9)	(450.0)%
Total	$337	$197	$140	71.1%

Calves are generally sold to market in the fourth quarter of each fiscal year. Results in each of the first, second and third quarters of the fiscal years are immaterial and generally non-recurring in nature and comparison of results is not meaningful.

Other Operations

The results of the Other Operations segment for the three months ended December 31, 2013 are in-line with the same period of the prior year.

General and Administrative

The increase in general and administrative expenses for the three months ended December 31, 2013 versus the same period of the prior year relates primarily to costs incurred related to the change in control described above in “Recent Events,” which totaled $1,745,000 and included $184,000 for the acceleration of the vesting of the Long-Term Incentive Plan awards and $849,000 for the cost of Director and Officer insurance for the departing Directors.

Other Income (Expense), net

Other Income (Expense), net for the three months ended December 31, 2013 are relatively in-line with the same period of the prior year.

Income Tax Expense

Our effective tax rates were 43.7% and 38.0% for the three months ended December 31, 2013 and 2012, respectively. The change in rates relates primarily to the non-deductible nature of projected political contributions for fiscal year 2014 and limitations on certain deductions related to the vesting of the long-term incentive grants.

Seasonality

Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

	December 31,	September 30,
(in thousands)	2013	2013	Change

Cash and cash equivalents	$13,470	$24,583	$(11,113)
Investments	$261	$260	$1
Total current assets	$55,608	$59,795	$(3,272)
Total current liabilities	$9,006	$11,491	$(1,570)
Working capital	$46,602	$48,304	$(1,702)
Total assets	$193,361	$198,840	$(4,564)
Notes payable	$35,500	$36,000	$(500)
Current ratio	6.17 to 1	5.20 to 1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at December 31, 2013. See Item 1. Financial Statement, Note 5. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

The decrease in cash and cash equivalents was primarily due to the following factors:

•         Capital expenditures of $6,539,000,

•         Cash used in operations of $4,088,000,

•         Treasury stock purchases of $1,371,000,

•         Dividends paid of $584,000, and

•         Principal payments on debt of $500,000

These decreases in cash and equivalents were partially offset by the return on investment in Magnolia of $1,966,000.

Net Cash Used in Operating Activities

The following table details the items contributing to Net Cash Used in Operating Activities for the three months ended December 31, 2013 and 2012:

(in thousands)	Three Months Ended December 31,
	2013	2012	Change

Net (Loss) Income	$(704)	$1,038	$(1,742)
Depreciation and Amortization	2,502	2,152	350
Net Loss (Gain) on Sale of Property and Equipment	29	(28)	57
Other Non-Cash Income Expenses	495	104	391
Change in Working Capital	(6,410)	(6,205)	(205)

Cash used in operations	$(4,088)	$(2,939)	$(1,149)

The factors contributing to the decrease in net income (loss) for the three months ended December 31, 2013, versus the same period of the prior year are discussed in “Results of Operations.” Depreciation and Amortization increased versus the three months ended December 31, 2012, due to purchases of depreciable property and equipment during the last twelve months as well as additional capitalized sugarcane planting costs.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the three months ended December 31, 2013 and 2012:

(in thousands)	Three Months Ended December 31,
	2013	2012	Change

Purchases of property and equipment:
Sugarcane planting	$(2,690)	$(3,174)	$484
Improvements to farmland	(757)	(965)	208
Citrus nursery	(1,380)	(3)	(1,377)
Citrus tree development	(194)	(158)	(36)
Breeding herd purchases	(704)	(1,768)	1,064
Rolling stock, equipment and other	(814)	(1,915)	1,101

Total	(6,539)	(7,983)	1,444

Disposal of property and equipment	1	2,591	(2,590)
Return on investment in Magnolia	1,966	—	1,966
Other	2	10	(8)

Cash used in investing activities	$(4,570)	$(5,382)	$2,256

The decrease in purchases of property and equipment relate primarily to a decrease in the number of cows and bulls purchased to augment our breeding herd, a decrease in purchases of rolling stock, equipment and other assets related to the completion of the sugarcane expansion in fiscal year 2013 and a decrease in the number of acres of sugarcane planted, partially offset by capital expenditures related to the building of our citrus tree nursery in fiscal year 2014.

The increase in the return on investment in Magnolia versus the first three months of fiscal year 2013 relates primarily to the reinstatement of cash distributions by Magnolia after its conversion of a large portion of its tax certificate portfolio to tax deeds.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the three months ended December 31, 2013 and 2012:

(in thousands)	Three Months Ended December 31,
	2013	2012	Change

Principal payments on notes payable	$(500)	$(2,400)	$1,900
Treasury stock purchases	(1,371)	(1,411)	40
Dividends paid	(584)	(294)	(290)

Cash used in financing activities	$(2,455)	$(4,105)	$1,650

The decrease in principal payments on notes payable for the three months ended December 31, 2013 relates to the payoff of the Farm Credit Mortgage in the first three months of fiscal year 2013 (see “Note 5. Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements).

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $23,648,000 at December 31, 2013 for delivery in fiscal years 2014 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2013.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended September 30, 2013.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period.

The Board of Directors has authorized the repurchase of up to 105,000 shares of our common stock from shareholders. Through December 31, 2013, the Company had purchased zero shares and had available to purchase an additional 105,000 in accordance with its Board of Directors repurchase authorization.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month of October 2013	35,333	$38.83	35,333	—

(1)     We had various arrangements with UBS Investment Bank (“UBS”) between September 27, 2012 and November 1, 2013 to purchase securities under an authorization in accordance with the timing, price and volume restrictions contained in sections (b)(2)-(4) of Rule 10b-18. During the period from September 27 through November 1, 2013, UBS agreed to purchase securities according to the various authorizations. The limit prices ranged from less than or equal to $31.00 per share to less than or equal to $40.00 per share at various times.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None.

  ITEM 6. Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)

3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7	*	Employee Lease Agreement, dated as of November 22, 2013, by and between Alico, Inc., 734 Citrus Holdings, LLC and Clayton G. Wilson	(Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on November 25, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: February 6, 2014	By:	/s/Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Date: February 6, 2014	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Index to Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)

3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7	*	Employee Lease Agreement, dated as of November 22, 2013, by and between Alico, Inc., 734 Citrus Holdings, LLC and Clayton G. Wilson	(Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on November 25, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

