Form 10-Q
period 2014-03-31
ALICO INC
filed 2014-05-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file [_]	Accelerated filer [X]	Non-accelerated filer [_]	Smaller reporting company [_]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

There were 7,355,890 shares of common stock, par value $1.00 per share, outstanding as of April 25, 2014.

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Operating revenues:
Citrus Groves	$19,423	$17,062	$25,056	$24,455
Agricultural Supply Chain Management	6,135	11,870	8,241	17,159
Improved Farmland	10,750	8,929	17,282	16,919
Ranch and Conservation	910	338	1,441	856
Other Operations	257	211	444	377
Total operating revenue	37,475	38,410	52,464	59,766

Operating expenses:
Citrus Groves	12,448	12,839	16,346	18,699
Agricultural Supply Chain Management	5,844	11,257	8,169	16,791
Improved Farmland	8,865	7,142	14,395	13,016
Ranch and Conservation	369	63	706	260
Other Operations	90	95	152	200
Total operating expenses	27,616	31,396	39,768	48,966

Gross profit	9,859	7,014	12,696	10,800
Corporate general and administrative	2,486	2,464	6,313	4,272

Income from operations	7,373	4,550	6,383	6,528

Other (expense) income:
Interest and investment (loss) income, net	(9)	275	27	361
Interest expense	(253)	(311)	(522)	(678)
Other (loss) income, net	(49)	59	(77)	36
Total other (expense) income, net	(311)	23	(572)	(281)

Income before income taxes	7,062	4,573	5,811	6,247
Income tax expense	2,992	1,800	2,445	2,436

Net income attributable to common shareholders	4,070	2,773	3,366	3,811

Comprehensive income, net of tax effect	-	-	-	-

Comprehensive income attributable to common shareholders	$4,070	$2,773	$3,366	$3,811

Weighted-average number of shares outstanding:
Basic	7,345	7,293	7,313	7,324
Diluted	7,349	7,320	7,349	7,337
Earnings per common share:
Basic	$0.55	$0.38	$0.46	$0.52
Diluted	$0.55	$0.38	$0.46	$0.52

Cash dividends declared per common share	$-	$0.08	$0.12	$0.08

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	March 31, 2014	September 30, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,410	$24,583
Investments	262	260
Accounts receivable, net	14,521	4,266
Inventories	24,853	29,403
Assets held for sale	3,601	-
Other current assets	890	1,283
Total current assets	59,537	59,795

Investment in Magnolia Fund	2,572	5,086
Investments, deposits and other non-current assets	2,146	1,991
Cash surrender value of life insurance	889	897
Property, buildings and equipment, net	130,867	131,071
Total assets	$196,011	$198,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,634	$1,729
Long-term debt, current portion	2,000	2,000
Accrued expenses	2,784	2,354
Income taxes payable	2,691	1,171
Dividend payable	876	1,461
Accrued ad valorem taxes	604	1,634
Other current liabilities	549	1,142
Total current liabilities	11,138	11,491

Long-term debt, net of current portion	33,000	34,000
Deferred income taxes, net of current portion	6,584	6,584
Deferred retirement benefits, net of current portion	4,055	4,029
Total liabilities	54,777	56,104

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	-	-

Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,350,454
and 7,303,568 shares outstanding at March 31, 2014 and September 30, 2013, respectively	7,377	7,377
Additional paid in capital	3,782	9,496
Treasury stock at cost, 26,652 and 73,538 shares held at March 31, 2014 and September 30, 2013,
respectively	(1,098)	(2,816)
Retained earnings	131,173	128,679
Total stockholders’ equity	141,234	142,736
Total liabilities and stockholders’ equity	$196,011	$198,840

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2014	2013

Net cash provided by operating activities	$3,500	$6,942

Cash flows from investing activities:
Purchases of property and equipment	(8,758)	(12,973)
Decrease in restricted cash	-	2,500
Decrease in real estate deposits	-	(2,500)
Proceeds from disposals of property and equipment	700	2,794
Return on investment in Magnolia	2,555	-
Collections of mortgages and notes receivable	-	13
Net cash used in investing activities	(5,503)	(10,166)

Cash flows from financing activities:
Principal payments on notes payable	(1,000)	(2,900)
Borrowings on revolving line of credit	-	1,386
Repayments on revolving line of credit	-	(1,386)
Treasury stock purchases	(4,713)	(2,810)
Dividends paid	(1,457)	(881)
Net cash used in financing activities	(7,170)	(6,591)

Net decrease in cash and cash equivalents	(9,173)	(9,815)
Cash and cash equivalents at beginning of period	24,583	13,328

Cash and cash equivalents at end of period	$15,410	$3,513

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$580	$628
Cash paid for income taxes	$925	$1,168

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) is an agribusiness and land management company. The Company owns approximately 130,800 acres of land in six Florida counties (Alachua, Collier, Glades, Hendry, Lee and Polk). Our principal lines of business are citrus groves, improved farmland including sugarcane, cattle ranching and conservation, and other operations which includes leased land for rock mining.

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

Seasonality

The Company is primarily engaged in agriculture, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. The results of the reported period herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Recent Accounting Pronouncements

The Company does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, or the SEC would have a material effect on its financial position, results of operations or cash flows.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

(in thousands)	March 31,	September 30,
	2014	2013

Unharvested fruit crop on the trees	$15,760	$16,329
Unharvested sugarcane	6,088	11,728
Beef cattle	2,900	1,200
Other	105	146

Total Inventories	$24,853	$29,403
7

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at March 31, 2014 and September 30, 2013:

(in thousands)	March 31, 2014	September 30, 2013

Breeding herd	$11,659	$12,234
Buildings	13,670	11,587
Citrus trees	29,164	34,188
Sugarcane	18,846	16,199
Equipment and other facilities	57,762	47,278

Total depreciable properties	131,101	121,486
Less accumulated depreciation and depletion	(75,728)	(71,857)

Net depreciable properties	55,373	49,629
Land and land improvements	75,494	81,442

Net property, buildings and equipment	$130,867	$131,071

Assets held for sale

In December 2013, the Company’s Board of Directors approved listing certain parcels of real estate for sale in Polk and Hendry counties totaling approximately 3,200 acres, including approximately 80 acres of active citrus groves. As a result, the Company reclassified the net book value of the properties to assets held for sale as of December 31, 2013. The estimated fair value of the properties exceeds their net book value, and no impairment was recognized as a result of the reclassification.

Note 4. Income taxes

The Company’s effective tax rates were 42.1% and 39.0% for the six months ended March 31, 2014 and 2013, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at March 31, 2014 and September 30, 2013. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

Note 5. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Revolving Line of Credit	Term Loan	Total Credit Facility

March 31, 2014
Principal balance outstanding	$-	$35,000	$35,000
Remaining available credit	$60,000	$-	$60,000
Effective interest rate	2.40%	2.65%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

September 30, 2013
Principal balance outstanding	$-	$36,000	$36,000
Remaining available credit	$60,000	$-	$60,000
Effective interest rate	2.43%	2.68%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

The Company has a credit facility including a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $95,000,000 at March 31, 2014. The revolving line of credit and term loan are collateralized by 43,991 acres of farmland and 12,280 acres of additional real property containing approximately 8,600 acres of producing citrus groves.

The $60,000,000 RLOC bears interest at a floating rate payable on the first day of each calendar quarter. The RLOC matures on October 1, 2020. At March 31, 2014, there was no outstanding balance on the RLOC. The Company pays an annual commitment fee on the RLOC equal to 0.15% of the difference between the annual average unpaid balance and the $60,000,000 loan commitment. The commitment fee is payable on February 1 of each year. Commitment fees of approximately $83,000 were paid in February and $15,000 were accrued at March 31, 2014.

The interest rate on the RLOC is based on the one month LIBOR plus a spread. The spread is determined based upon our debt service coverage ratios for the preceding fiscal year and can vary from 225 to 250 basis points. The rate is currently at LIBOR plus 225 basis points. On October 1, 2015, Rabo may adjust the interest rate spread to any percentage above one month LIBOR. Rabo must provide a 30 day notice of the new spreads; at that time, the Company has the right to prepay the outstanding balance without penalty.

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points. On October 1, 2015, Rabo may adjust the interest rate to a maximum spread of LIBOR plus 5%. The Company has the right to prepay the outstanding balance without penalty. It also requires quarterly principal payments of $500,000 through October 1, 2020 when the remaining principal balance and accrued interest will be due and payable.

At March 31, 2014 and September 30, 2013, Alico was in compliance with all of its covenants under the Rabo loan agreement.

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

Maturities of the Company’s debt were as follows at March 31, 2014:

(in thousands)

Due within one year	$2,000
Due between one and two years	2,000
Due between two and three years	2,000
Due between three and four years	2,000
Due between four and five years	2,000
Due beyond five years	25,000

Total	$35,000

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Interest expense	$253	$311	$522	$	678
Interest capitalized	40	12	69		29

Total	$293	$323	$591	$	707

Note 6. Disclosures about reportable segments

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation. In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include leases for mining and oil extraction rights to third parties. The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations). In the fourth quarter of fiscal year 2013, the Company changed its internal structure to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations. The Company has reclassified prior years to conform to the fiscal year 2014 presentation. None of these changes affect the Company’s previously reported consolidated results. The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications. A description of the Company’s business segments is as follows:

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

Information by business segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenues:
Citrus Groves	$19,423	$17,062	$25,056	$24,455
Agricultural Supply Chain Management	6,135	11,870	8,241	17,159
Improved Farmland	10,750	8,929	17,282	16,919
Ranch and Conservation	910	338	1,441	856
Other Operations	257	211	444	377
Intersegment Revenues	4,000	4,264	5,153	6,245
Eliminations	(4,000)	(4,264)	(5,153)	(6,245)

Total revenue	37,475	38,410	52,464	59,766

Operating expenses:
Citrus Groves	12,448	12,839	16,346	18,699
Agricultural Supply Chain Management	5,844	11,257	8,169	16,791
Improved Farmland	8,865	7,142	14,395	13,016
Ranch and Conservation	369	63	706	260
Other Operations	90	95	152	200

Total operating expenses	27,616	31,396	39,768	48,966

Gross profit:
Citrus Groves	6,975	4,223	8,710	5,756
Agricultural Supply Chain Management	291	613	72	368
Improved Farmland	1,885	1,787	2,887	3,903
Ranch and Conservation	541	275	735	596
Other Operations	167	116	292	177

Total gross profit	$9,859	$7,014	$12,696	$10,800

Capital expenditures:
Citrus Groves	$2,083	$840	$4,026	$1,117
Agricultural Supply Chain Management	38	4	71	8
Improved Farmland	212	2,119	3,685	7,646
Ranch and Conservation	33	1,264	776	3,032
Other Operations	196	18	200	91
Other capital expenditures	(343)	745	-	1,079

Total capital expenditures	$2,219	$4,990	$8,758	$12,973

Depreciation, depletion and amortization:
Citrus Groves	$525	$524	$1,054	$1,043
Agricultural Supply Chain Management	53	61	82	123
Improved Farmland	1,285	1,334	2,622	2,414
Ranch and Conservation	329	329	662	544
Other Operations	21	96	109	192
Other depreciation, depletion and amortization	214	142	400	322

Total depreciation, depletion and amortization	$2,427	$2,486	$4,929	$4,638

(in thousands)	March 31, 2014	September 30, 2013

Assets:
Citrus Groves	$64,568	$52,592
Agricultural Supply Chain Management	2,509	994
Improved Farmland	73,011	75,348
Ranch and Conservation	17,070	14,696
Other Operations	10,681	15,094
Other Corporate Assets	28,172	40,116

Total Assets	$196,011	$198,840

Note 7. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. Stock repurchases were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. As of March 31, 2014, no shares have been purchased and continue to be available for purchase. The following table illustrates the Company’s treasury stock transactions for the six months ended March 31, 2014:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2013	73,538	$2,816
Purchased	118,792	4,713
Issued to Directors	(165,678)	(6,431)

Balance at March 31, 2014	26,652	$1,098

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income in general and administrative expenses was $204,000 and $705,000 for the three and six months ended March 31, 2014, respectively, and $174,000 and $315,000 for the three and six months ended March 31, 2013, respectively. Stock-based compensation is recorded for the Board of Directors fees paid in treasury stock and the Long Term Incentive Compensation Plan restricted common stock awards. The amount for the six months ended March 31, 2014 includes $184,000 related to the acceleration of the vesting of the Long Term Incentive common stock awards in accordance with the change in control discussed below.

Dilution

The dilutive effect on the weighted average shares outstanding of the company’s various equity instruments is detailed below:

(in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2014	2013	2014	2013

Weighted Average Shares Outstanding - Basic	7,345	7,293	7,313	7,324
Unvested Restricted Stock Awards	4	27	36	13

Weighted Average Shares Outstanding - Diluted	7,349	7,320	7,349	7,337

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

All of the shares of restricted stock awarded under the Long-Term Incentive Program vested automatically upon the acquisition by 734 Investors, LLC of a controlling interest in the Company. In December 2013, the Company determined that it would repurchase half of the 58,610 gross shares awarded to NEOs other than the CEO immediately upon their issuance for the purpose of retaining treasury shares for future issuance. As a result, the Company issued 68,944 shares of treasury stock in January 2014, net of withholdings for income taxes and repurchase of treasury shares. The Company has recognized $184,000 of stock-based compensation expense related to the acceleration of vesting of these grants during the quarter ended December 31, 2013.

Note 8. Contingencies

The Company is involved from time to time in routine legal matters incidental to its business. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of ASC 450— Contingencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

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

Ramon A. Rodriguez remained on, and continues to serve as a member, of the Board of Directors. In addition, Adam D. Compton, who previously resigned subject to and effective upon the Closing of the Share Purchase, was re-elected to the Board of Directors on November 22, 2013.

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

The Silver Nip Agreement provides that if neither the Company nor Silver Nip has provided the other with written notice of an intention to terminate the Silver Nip Agreement at least three business days before the month’s end (or any subsequent renewal period), the Silver Nip Agreement will automatically renew for a one-month period. In addition, Silver Nip may terminate the Silver Nip Agreement at any time upon 10 business days’ prior written notice to the Company. As of March 31, 2014 the neither Company nor Silver Nip has provided written notice to terminate the Silver Nip Agreement.

The description of the Silver Nip Agreement is qualified in its entirety by reference to the complete terms and conditions of the agreement, which is listed as an exhibit to the Company’s Current Report on Form 8-K filed on November 25, 2013. During the three and six months ended March 31, 2014, the Company has received $38,000 and $53,000 under this agreement, respectively.

Atlanticblue

Prior to the Share Purchase transaction on November 19, 2013, Atlanticblue owned approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue was able to elect all of the Directors and, consequently, control Alico. JD Alexander resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a Director at the June 2012 Atlanticblue shareholders meeting. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he served on Alico’s Board of Directors. Robert J. Viguet, Jr., a former Alico Director, did not stand for re-election as a Director of Atlanticblue at its June 2012 shareholders meeting. Dykes Everett was elected to the Alico Board of Directors at Alico’s February 2013 shareholders meeting; he was nominated by Atlanticblue.

Alico Fruit Company (“Alico Fruit”) marketed citrus fruit for TRI-County Grove, LLC at the customary terms and rates the Company extends to third parties. During the three and six months ended March 31, 2013, Alico Fruit marketed 115,351 and 145,584 boxes of fruit, for approximately $1,056,000 and $1,307,000, respectively. Alico Fruit no longer provides marketing and/or purchases citrus fruit from TRI-County Grove, LLC, a wholly owned subsidiary of Atlanticblue.

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company will pay Mr. Alexander for such services and covenants $2 million in twenty-four monthly installments. Mr. Alexander also agreed, in a separate side letter with the Company, not to sell or transfer the shares that were awarded pursuant to his Restricted Stock Award Agreement (other than to a family trust) for a period of two years after the Closing. Mr. Alexander also executed a general release in favor of the Company.

Other

Mr. Charles Palmer, who served as a member of the Board until his resignation became effective on November 19, 2013, leases approximately 2,300 acres from the Company for recreational purposes. He pays approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

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

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from disease, insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2013 and our Quarterly Reports on Form 10-Q.

Overview

We manage our land based upon its primary usage and review its performance based upon three primary classifications –Citrus Groves, Improved Farmland and Ranch and Conservation. In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include leases for mining and oil extraction rights to third parties. We present our financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations). In the fourth quarter of fiscal year 2013, we changed our internal operations to align with the way we manage our business operations. As a result, we have realigned our financial reporting segments to match our internal operations. We have reclassified prior years to conform to the fiscal year 2014 presentation. None of these changes affect our previously reported consolidated results. The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications.

In connection with our pursuit of growth opportunities consistent with our mission, we intend to regularly evaluate potential acquisitions and other business opportunities.  If appropriate opportunities present themselves, we may engage in selected acquisitions and other business growth initiatives or undertakings.  There are factors associated with growth opportunities and to the extent we engage in such opportunities it could, among other things, change our revenue mix, require us to obtain additional debt or equity financing and have a material impact on our business and financial condition.

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

Ramon A. Rodriguez remained on, and continues to serve as a member of, the Board of Directors. In addition, Adam D. Compton, who previously resigned subject to and effective upon the Closing of the Share Purchase, was re-elected to the Board of Directors on November 22, 2013.

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

Results of Operations

The following table sets forth a comparison of results of operations for the three and six months ended March 31, 2014 and 2013:

(in thousands)	Three Month Ended				Six Month Ended
	March 31,		Change		March 31,		Change
	2014	2013	$	%	2014	2013	$	%

Operating revenues:
Citrus Groves	$19,423	$17,062	$2,361	13.8%	$25,056	$24,455	$601	2.5%
Agricultural Supply Chain Management	6,135	11,870	(5,735)	(48.3)%	8,241	17,159	(8,918)	(52.0)%
Improved Farmland	10,750	8,929	1,821	20.4%	17,282	16,919	363	2.1%
Ranch and Conservation	910	338	572	169.2%	1,441	856	585	68.3%
Other Operations	257	211	46	21.8%	444	377	67	17.8%
Total operating revenues	37,475	38,410	(935)	(2.4)%	52,464	59,766	(7,302)	(12.2)%

Gross Profit:
Citrus Groves	6,975	4,223	2,752	65.2%	8,710	5,756	2,954	51.3%
Agricultural Supply Chain Management	291	613	(322)	(52.5)%	72	368	(296)	(80.4)%
Improved Farmland	1,885	1,787	98	5.5%	2,887	3,903	(1,016)	(26.0)%
Ranch and Conservation	541	275	266	96.7%	735	596	139	23.3%
Other Operations	167	116	51	44.0%	292	177	115	65.0%
Total gross profit	9,859	7,014	2,845	40.6%	12,696	10,800	1,896	17.6%
Corporate, general and
administrative expenses	2,486	2,464	22	0.9%	6,313	4,272	2,041	47.8%

Income from operations	7,373	4,550	2,823	62.0%	6,383	6,528	(145)	(2.2)%
Other income (expense), net	(311)	23	(334)	NM	(572)	(281)	(291)	103.6%

Income before income taxes	7,062	4,573	2,489	54.4%	5,811	6,247	(436)	(7.0)%
Income tax expense	2,992	1,800	1,192	66.2%	2,445	2,436	9	0.4%

Net income	$4,070	$2,773	$1,297	46.8%	$3,366	$3,811	$(445)	(11.7)%

NM - Not Meaningful

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three and six months ended March 31, 2014 and 2013:

(in thousands, except per box and per pound solid data)

	Three Month Ended				Six Month Ended
	March 31,		Change		March 31,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue From:
Early and Mid Season	$14,842	$11,361	$3,481	30.6%	$19,281	$17,921	$1,360	7.6%
Valencias	3,438	4,263	(825)	(19.4)%	3,438	4,263	(825)	(19.4)%
Fresh Fruit	1,123	1,393	(270)	(19.4)%	1,777	2,207	(430)	(19.5)%
Other	20	45	(25)	(55.6)%	560	64	496	NM
Total	$19,423	$17,062	$2,361	13.8%	$25,056	$24,455	$601	2.5%

Boxes Harvested:
Early and Mid Season	1,199	1,159	40	3.5%	1,646	1,899	(253)	(13.3)%
Valencias	245	418	(173)	(41.4)%	245	418	(173)	(41.4)%
Total Processed	1,444	1,577	(133)	(8.4)%	1,891	2,317	(426)	(18.4)%

Fresh Fruit	103	147	(44)	(29.9)%	153	220	(67)	(30.5)%
Total	1,547	1,724	(177)	(10.3)%	2,044	2,537	(493)	(19.4)%

Pound Solids Produced:
Early and Mid Season	7,611	7,312	299	4.1%	10,222	11,607	(1,385)	(11.9)%
Valencias	1,528	2,555	(1,027)	(40.2)%	1,528	2,555	(1,027)	(40.2)%
Total	9,139	9,867	(728)	(7.4)%	11,750	14,162	(2,412)	(17.0)%

Pound Solids per Box:
Early and Mid Season	6.35	6.31	0.04	0.6%	6.21	6.11	0.10	1.6%
Valencias	6.24	6.11	0.12	2.0%	6.24	6.11	0.13	2.1%

Price per Pound Solid:
Early and Mid Season	$1.95	$1.55	$0.40	25.5%	$1.89	$1.54	$0.34	22.2%
Valencias	$2.25	$1.67	$0.58	34.9%	$2.25	$1.67	$0.58	34.7%

Price per Box:
Fresh Fruit	$10.90	$9.48	$1.43	15.1%	$11.60	$10.03	$1.57	15.7%

Operating Expenses:
Cost of Sales	$8,150	$8,078	$72	0.9%	$10,704	$11,683	$(979)	(8.4)%
Harvesting and Hauling	4,207	4,726	(519)	(11.0)%	5,425	6,929	(1,504)	(21.7)%
Other	91	35	56	NM	217	87	130	NM
Total	$12,448	$12,839	$(391)	(3.0)%	$16,346	$18,699	$(2,353)	(12.6)%

NM - Not Meaningful

We sell our Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. Processors buy our citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase our citrus on a per box basis. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing citrus product to processors and varies based upon the number of boxes produced.

The declines for the three and six months ended March 31, 2014 in boxes harvested and pound solids produced are driven by growing season fluctuations in production, primarily resulting from changes in weather, horticultural practices and the effects of diseases and pests, including Citrus Greening.

Statewide environmental and horticultural factors described above have negatively impacted our crops and key operating measures presented above. The USDA, in its April 9, 2014 Citrus Forecast, indicated that it currently expects the Florida orange crop to decline by 23,600,000 boxes or approximately 17.7% versus the prior year. Our Early and Mid-Season varieties were approximately 13.0% less than the prior year and we currently expect our 2013/2014 Valencia crop’s decrease to be approximately 15.0%.

The increase in Citrus Groves gross profit relates to a significant increase in pricing, partially offset by the decline in production as noted above. Per box harvest and hauling costs for the three and six months ended March 31, 2014 remained relatively in line with the three and six months ended March 31, 2013.

Agricultural Supply Chain Management

The table below presents key operating measures for the three and six months ended March 31, 2014 and 2013:

(in thousands, except per box and per pound solid data)

	Three Month Ended				Six Month Ended
	March 31,		Change		March 31,		Change
	2014	2013	$	%	2014	2013	$	%

Purchase and Resale of Fruit:
Revenue	$5,205	$9,769	$(4,564)	(46.7)%	$6,697	$13,778	$(7,081)	(51.4)%
Boxes Sold	444	1,116	(672)	(60.2)%	601	1,646	(1,045)	(63.5)%
Pound Solids Sold	2,725	6,867	(4,142)	(60.3)%	3,624	9,860	(6,236)	(63.2)%
Pound Solids per Box	6.14	6.15	(0.02)	(0.3)%	6.03	5.99	0.04	0.7%
Price per Pound Solids	$1.91	$1.42	$0.49	34.3%	$1.85	$1.40	$0.45	32.2%

Value Added Services:
Revenue	$915	$2,092	$(1,177)	(56.3)%	$1,221	$3,024	$(1,803)	(59.6)%
Value Added Boxes	464	1,393	(929)	(66.7)%	581	1,964	(1,383)	(70.4)%

Other Revenue	$15	$9	$6	66.7%	$323	$357	$(34)	(9.5)%

The declines in Purchase and Resale of Fruit revenue, boxes sold and pound solids sold, as well as the declines in Value Added Services revenue and boxes, is all being primarily driven by overall declines in Florida production as well as a management decision to reduce the number of external boxes handled by Alico Fruit Company in fiscal year 2014.

The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

Improved Farmland

The table below presents key operating measures for the three and six months ended March 31, 2014 and 2013:

(in thousands, except per net standard ton and per acre data)

	Three Month Ended				Six Month Ended
	March 31,		Change		March 31,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue From:
Sale of Sugarcane	$9,996	$8,234	$1,762	21.4%	$16,018	$15,725	$293	1.9%
Molasses Bonus	457	384	73	19.0%	761	677	84	12.4%
Land Leasing	298	265	33	12.5%	503	448	55	12.3%
Other	(1)	46	(47)	(102.2)%	-	69	(69)	(100.0)%
Total	$10,750	$8,929	$1,821	20.4%	$17,282	$16,919	$363	2.1%

Net Standard Tons Sold	340	258	82	31.8%	544	448	96	21.4%

Price Per Net Standard Ton:
Sale of Sugarcane	$29.40	$31.91	$(2.51)	(7.9)%	$29.44	$35.10	$(5.66)	(16.1)%
Molasses	$1.34	$1.49	$(0.14)	(9.7)%	$1.40	$1.51	$(0.11)	(7.4)%

Net Standard Tons/Acre	42.71	53.90	(11.19)	(20.8)%	39.91	42.01	(2.10)	(5.0)%
(Completed blocks)

Operating Expenses:
Cost of Sales	$6,757	$5,305	$1,452	27.4%	$10,908	$9,694	$1,214	12.5%
Harvesting and Hauling	2,053	1,772	281	15.9%	3,331	3,140	191	6.1%
Land Leasing Expenses	55	65	(10)	(15.4)%	156	182	(26)	(14.3)%
Total	$8,865	$7,142	$1,723	24.1%	$14,395	$13,016	$1,379	10.6%

Acres used to produce sugarcane increased to 16,728 in fiscal year 2014 from 13,272 in fiscal year 2013. The increase in net standard tons sold is primarily related to harvesting approximately 2,000 more acres in the six months ended March 31, 2014 versus the same period of the prior year. The increase in production for the six months ended March 31, 2014 versus the same period of the prior year is more than offset by the decrease in price per net standard ton that has resulted from changes in market conditions in fiscal year 2014 versus fiscal year 2013. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our sugarcane land for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing sugarcane product to our processor and varies based upon the number of net standard tons produced.

The decrease in gross profit is related primarily to the decrease in price per standard ton discussed above, partially offset by a 6.3% decrease in growing costs per acre and a 12.6% decrease in harvest and hauling costs per net standard ton versus the six months ended March 31, 2013 which relates primarily to the elimination of long-haul charges related to the transportation of sugarcane via truck.

Ranch and Conservation

The table below presents key operating measures for the three and six months ended March 31, 2014 and 2013:

(in thousands, except per pound data)

	Three Month Ended				Six Month Ended
	March 31,		Change		March 31,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue From:
Sale of Calves	$25	$10	$15	150.0%	$261	$168	$93	55.4%
Sale of Culls	691	-	691	NM	692	3	689	NM
Land Leasing	242	-	242	NM	487	244	243	99.6%
Other	(48)	328	(376)	(114.6)%	1	441	(440)	(99.8)%
Total	$910	$338	$572	169.2%	$1,441	$856	$585	68.3%

Pounds Sold:
Calves	17	7	10	142.9%	158	127	31	24.4%
Culls	793	-	793	NM	794	11	783	NM

Price Per Pound:
Calves	$1.47	$1.43	$0.04	2.9%	$1.65	$1.32	$0.33	24.9%
Culls	$0.87	$-	$0.87	NM	$0.87	$0.68	$0.19	28.2%

Operating Expenses:
Cost of Calves Sold	$(66)	$7	$(73)	NM	$220	$113	$107	94.7%
Cost of Culls Sold	354	-	354	0.0%	355	4	351	NM
Land Leasing Expenses	71	-	71	0.0%	128	85	43	50.6%
Other	10	56	(46)	(82.1)%	3	58	(55)	(94.8)%
Total	$369	$63	$306	485.7%	$706	$260	$446	171.5%

NM - Not Meaningful

The increases in revenue and gross profit for the three and six months ended March 31, 2014 versus the same periods of the prior year primarily relate to timing of the sale of cull cows and bulls from our breeding herd. We sold significantly more cull cows and bulls during the second quarter of fiscal year 2014 than we sold during the first two quarters of fiscal year 2013. We expect to sell our entire calf inventory during the fourth quarter of fiscal year 2014. We have entered into a contract to sell our calves for an average price of $2.04 per pound in the months of July and August 2014.

Other Operations

The results of the Other Operations segment for the six months ended March 31, 2014 are in-line with the same period of the prior year.

General and Administrative

The increase in general and administrative expenses for the three and six months ended March 31, 2014 versus the same period of the prior year relates primarily to costs incurred related to the change in control described above in “Recent Events,” which totaled $260,000 and $2,005,000. The charges included $184,000 for the acceleration of the vesting of the Long-Term Incentive Plan awards, $849,000 for the cost of Director and Officer insurance for the departing Directors and Officers and $333,000 related to consulting and non-competition agreement.

Other Income (Expense), net

Other income (expense), net for the three month and six months ended March 31, 2014 and 2013 is relatively in-line with the same period of the prior year.

Income Tax Expense

Income tax expense was approximately $2,992,000 and $1,800,000 for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rates were 42.3% and 39.4% for the three months ended March 31, 2014 and 2013, respectively. Income tax expense was approximately $2,445,000 and $2,436,000 for the six months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rates for the six months ended March 31, 2014 and 2013 were 42.1% and 39.0%, respectively. The change in rates relates primarily to the non-deductible nature of projected political contributions for fiscal year 2014 and limitations on certain deductions related to the vesting of the long-term incentive grants.

Seasonality

Historically, the second and third quarters of our fiscal year produce the majority of our annual revenue, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

	March 31,	September 30,
(in thousands)	2014	2013	Change

Cash and cash equivalents	$15,410	$24,583	$(9,173)
Investments	$262	$260	$2
Total current assets	$59,537	$59,795	$(258)
Total current liabilities	$11,138	$11,491	$(353)
Working capital	$48,399	$48,304	$95
Total assets	$196,011	$198,840	$(2,829)
Notes payable	$35,000	$36,000	$(1,000)
Current ratio	5.35 to 1	5.20 to 1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at March 31, 2014. See Item 1. Financial Statement, Note 5. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances and we may need to finance such activities by drawing down monies under our RLOC and if necessary, obtaining additional debt or equity financing. In April 2014, we announced that we reduced our third quarter dividend payment in order to retain additional cash increasing our flexibility to reinvest in our business and pursue growth opportunities consistent with our mission.

The decrease in cash and cash equivalents was primarily due to the following factors:

•	Capital expenditures of $8,758,000,
•	Treasury stock purchases of $4,713,000,
•	Dividends paid of $1,457,000, and
•	Principal payments on debt of $1,000,000

These decreases in cash and equivalents were partially offset by the return on investment in Magnolia of $2,555,000, and cash provided by operations of $3,500,000.

Net Cash Used in Operating Activities

The following table details the items contributing to Net Cash Used in Operating Activities for the six months ended March 31, 2014 and 2013:

(in thousands)	Six Months Ended March 31,
	2014	2013	Change

Net Income	$3,366	$3,811	$(445)
Depreciation and Amortization	4,929	4,638	291
Net (Gain) on Sale of Property and Equipment	(370)	(109)	(261)
Other Non-Cash Income Expenses	522	391	131
Change in Working Capital	(4,947)	(1,789)	(3,158)

Cash provided by operations	$3,500	$6,942	$(3,442)

The factors contributing to the decrease in net income for the six months ended March 31, 2014, versus the same period of the prior year are discussed in “Results of Operations.” Depreciation and Amortization increased versus the six months ended March 31, 2013, due to purchases of depreciable property and equipment during the last twelve months as well as additional capitalized sugarcane planting costs.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the six months ended March 31, 2014 and 2013:

(in thousands)	Six Months Ended March 31,
	2014	2013	Change

Purchases of property and equipment:
Sugarcane planting	$(2,748)	$(3,064)	$316
Improvements to farmland	(33)	(1,702)	1,669
Citrus nursery	(3,349)	(3)	(3,346)
Citrus tree development	(478)	(457)	(21)
Breeding herd purchases	(776)	(3,032)	2,256
Rolling stock, equipment and other	(1,374)	(4,715)	3,341

Total	(8,758)	(12,973)	4,215

Disposal of property and equipment	700	2,794	(2,094)
Return on investment in Magnolia	2,555	-	2,555
Other	-	13	(13)

Cash used in investing activities	$(5,503)	$(10,166)	$4,663

The decrease in purchases of property and equipment relate primarily to a decrease in the number of cows and bulls purchased to augment our breeding herd, a decrease in purchases of rolling stock, equipment and other assets related to the completion of the sugarcane expansion in fiscal year 2013, partially offset by capital expenditures related to the building of our citrus tree nursery in fiscal year 2014.

The increase in the return on investment in Magnolia versus the first six months of fiscal year 2013 relates primarily to the reinstatement of cash distributions by Magnolia after its conversion of a large portion of its tax certificate portfolio to tax deeds.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the six months ended March 31, 2014 and 2013:

(in thousands)	Six Months Ended March 31,
	2014	2013	Change

Principal payments on notes payable	$(1,000)	$(2,900)	$1,900
Treasury stock purchases	(4,713)	(2,810)	(1,903)
Dividends paid	(1,457)	(881)	(576)
Cash used in financing activities	$(7,170)	$(6,591)	$(579)

The decrease in principal payments on notes payable for the six months ended March 31, 2014 relates to the payoff of the Farm Credit Mortgage in the first six months of fiscal year 2013 (see “Note 5. Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements).

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $17,850,000 at March 31, 2014 for delivery in fiscal years 2014 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

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

The Board of Directors has authorized the repurchase of up to 105,000 shares of our common stock from shareholders. Through March 31, 2014, the Company had purchased zero shares and had available to purchase an additional 105,000 in accordance with its Board of Directors repurchase authorization.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month of October 2013	35,333	$ 38.83	35,333	-

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
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: May 6, 2014	By:	/s/Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Date: May 6, 2014	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Index to Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation, dated February 17, 1972	(Incorporated by reference to Alico’s Registration Statement on Form S-1 dated February 24, 1972, Registration No. 2-43156)

3.2		By-Laws of Alico, Inc. , amended and restated	(Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013).

10.1	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and JD Alexander	(Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.2	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Kenneth Smith, Ph.D.	(Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.3	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and W. Mark Humphrey	(Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.4	*	Change in Control Agreement dated March 27, 2013 between Alico, Inc. and Steven C. Lewis	(Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.5	*	Form of Indemnification Agreement	(Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.6	*	Management Security Plan(s) Trust Agreement	(Incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

10.7	*	Fourth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 1, 2013	(Incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

