Form 10-Q
period 2014-06-30
ALICO INC
filed 2014-08-11
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

☐ Yes ☑ No

There were 7,362,090 shares of common stock, par value $1.00 per share, outstanding as of July 22, 2014.

2

Part I. Financial Information

Item 1. Financial Statements

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Citrus Groves	$ 21,967	$ 19,209	$ 47,023	$ 43,664
Agricultural Supply Chain Management	4,083	10,553	12,324	27,712
Improved Farmland	2,160	4,760	19,442	21,679
Ranch and Conservation	515	409	1,956	1,265
Other Operations	(50)	298	394	675
Total operating revenue	28,675	35,229	81,139	94,995

Operating expenses:
Citrus Groves	13,617	12,789	29,963	31,488
Agricultural Supply Chain Management	3,916	10,095	12,085	26,886
Improved Farmland	6,591	3,028	20,986	16,044
Ranch and Conservation	164	120	870	380
Other Operations	128	132	280	332
Total operating expenses	24,416	26,164	64,184	75,130

Gross profit	4,259	9,065	16,955	19,865
Corporate general and administrative	2,097	2,253	8,410	6,525

Income from operations	2,162	6,812	8,545	13,340

Other (expense) income:
Interest and investment income, net	88	169	115	530
Interest expense	(244)	(290)	(766)	(968)
Other loss, net	(96)	(46)	(173)	(10)
Total other expense, net	(252)	(167)	(824)	(448)

Income before income taxes	1,910	6,645	7,721	12,892
Income tax expense	791	2,566	3,236	5,002

Net income attributable to common stockholders	1,119	4,079	4,485	7,890

Comprehensive income, net of tax effect	-	-	-	-

Comprehensive income attributable to common stockholders	$ 1,119	$ 4,079	$ 4,485	$ 7,890

Weighted-average number of shares outstanding:
Basic	7,356	7,299	7,327	7,316
Diluted	7,356	7,375	7,351	7,350
Earnings per common share:
Basic	$ 0.15	$ 0.56	$ 0.61	$ 1.08
Diluted	$ 0.15	$ 0.55	$ 0.61	$ 1.07

Cash dividends declared per common share	$ 0.06	$ 0.08	$ 0.18	$ 0.16

See accompanying notes to condensed consolidated financial statements (unaudited).
3

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

June 30, 2014	September 30, 2013
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 24,192	$ 24,583
Investments	262	260
Accounts receivable, net	16,465	4,266
Due from sugar processor	11,012	-
Inventories	16,693	29,403
Assets held for sale	3,538	-
Other current assets	700	1,283
Total current assets	72,862	59,795

Investment in Magnolia Fund	2,043	5,086
Investments, deposits and other non-current assets	2,066	1,991
Cash surrender value of life insurance	905	897
Property, buildings and equipment, net	123,122	131,071
Total assets	$ 200,998	$ 198,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,385	$ 1,729
Long-term debt, current portion	2,000	2,000
Accrued expenses	3,081	2,354
Income taxes payable	3,546	1,171
Dividend payable	441	1,461
Accrued ad valorem taxes	1,207	1,634
Other current liabilities	4,138	1,142
Total current liabilities	15,798	11,491

Long-term debt, net of current portion	32,500	34,000
Deferred income taxes, net of current portion	6,520	6,584
Deferred retirement benefits, net of current portion	4,071	4,029
Total liabilities	58,889	56,104

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	-	-
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,355,890 and 7,303,568 shares outstanding at June 30, 2014 and September 30, 2013, respectively	7,377	7,377
Additional paid in capital	3,763	9,496
Treasury stock at cost, 21,216 and 73,538 shares held at June 30, 2014 and September 30, 2013, respectively	(875)	(2,816)
Retained earnings	131,844	128,679
Total stockholders’ equity	142,109	142,736
Total liabilities and stockholders’ equity	$ 200,998	$ 198,840

See accompanying notes to condensed consolidated financial statements (unaudited).
4

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	June 30,
	2014	2013

Net cash provided by operating activities	$ 15,412	$ 14,753

Cash flows from investing activities:
Purchases of property and equipment	(11,225)	(16,792)
Decrease in restricted cash	-	2,500
Decrease in real estate deposits	-	(2,500)
Proceeds from disposals of property and equipment	922	2,925
Return on investment in Magnolia	3,185	-
Collections of mortgages and notes receivable	(2)	30
Net cash used in investing activities	(7,120)	(13,837)

Cash flows from financing activities:
Principal payments on notes payable	(1,500)	(3,400)
Borrowings on revolving line of credit	-	5,661
Repayments on revolving line of credit	-	(5,661)
Treasury stock purchases	(4,844)	(2,877)
Dividends paid	(2,339)	(1,164)
Net cash used in financing activities	(8,683)	(7,441)

Net decrease in cash and cash equivalents	(391)	(6,525)
Cash and cash equivalents at beginning of period	24,583	13,328

Cash and cash equivalents at end of period	$ 24,192	$ 6,803

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$ 766	$ 818
Cash paid for income taxes	$ 925	$ 1,222

See accompanying notes to condensed consolidated financial statements (unaudited).
5

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) is an agribusiness and land management company. The Company owns approximately 130,720 acres of land in six Florida counties (Alachua, Collier, Glades, Hendry, Lee and Polk). Our principal lines of business are citrus groves, improved farmland, cattle ranching and conservation and other operations.

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

Recent Accounting Pronouncements

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

Note 2. Inventories

A summary of the Company’s inventories is presented below:

(in thousands)	June 30,	September 30,
	2014	2013

Unharvested fruit crop on the trees	$ 12,701	$ 16,329
Unharvested sugarcane	-	11,728
Beef cattle	3,633	1,200
Other	359	146

Total Inventories	$ 16,693	$ 29,403

See discussion on Note 4. “Sugarcane Lease” regarding unharvested sugarcane inventory.

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at June 30, 2014 and September 30, 2013:

(in thousands)	June 30,	September 30,
	2014	2013

Breeding herd	$ 11,667	$ 12,234
Buildings	13,559	11,587
Citrus trees	34,923	34,188
Sugarcane	-	16,199
Equipment and other facilities	44,149	47,278

Total depreciable properties	104,298	121,486
Less accumulated depreciation and depletion	(62,698)	(71,857)

Net depreciable properties	41,600	49,629
Land and land improvements	81,522	81,442

Net property, buildings and equipment	$ 123,122	$ 131,071

Assets held for sale

In December 2013, the Company’s Board of Directors approved listing certain parcels of real estate for sale in Polk and Hendry counties totaling approximately 3,200 acres. As a result, the Company reclassified the net book value of the properties to assets held for sale as of December 31, 2013. The estimated fair value of the properties exceeds their net book value, and no impairment was recognized as a result of the reclassification.

See Note 11. “Subsequent Events” for detail on the sale of Polk County property that was classified as held for sale.

Note 4. Sugarcane Lease

The Company entered into a triple net Agricultural Lease on May 19, 2014 (the “Lease”) with its sole sugarcane customer, United States Sugar Corporation (the “Tenant”) of approximately 30,600 gross acres of land in Hendry County, Florida used for sugarcane farming which includes 19,181 acres planted or plantable to sugar (“Net Cane Acres”). As a result of the Lease, the Company will no longer be directly engaged in sugarcane farming.

The term of the Lease is ten (10) years which may be extended by either party for three (3) additional one (1) year periods, except with respect to a specific portion of the leased premises (4,561 planted or plantable acres) which has a five (5) year term which may be extended by either party for an additional year but can be terminated by the Company at any time after one (1) year. The Lease includes various covenants, indemnities, defaults, termination rights and other provisions customary for lease transactions of this nature.

The annual base rent under the Lease is $3,548,485 is payable to the Company on or before the first day of each lease year (May 1). The Tenant is obligated to pay additional rent per net cane acre annually if the year-end average net selling price per hundred weight is greater than or equal to $28. This effectively increases the rent in the event sugar prices rise in the future. During the three and nine months ended June 30, 2014, the Company has recognized $462,846 under this Lease agreement, respectively.

The Lease also provided for a one-time reimbursement to the Company, at book value, for certain of our costs to develop and plant sugarcane (Property, Buildings and Equipment), cultivate and care take sugarcane (Inventory) and for the purchase of certain rolling stock (Property, Buildings and Equipment) used in our sugarcane operation. The Company had a combined book value of approximately $11,100,000 in planting and caretaking costs and approximately $2,200,000 net book value for the rolling stock. After negotiation with USSC, we agreed to a one time reimbursement of approximately $8,800,000 in plant cane and caretaking costs and a sales price of approximately $2,200,000 for the rolling stock. Therefore, the Company recorded a one-time charge of approximately $2,300,000 in the quarter ended June 30, 2014 as an operating expense in the Improved Farmland segment. In addition, the Company also received the annual base rent payment of $3,548,485 for a total payment of approximately $14,600,000 from USSC on July 1, 2014.

Note 5. Income Taxes

The Company’s effective tax rates were 41.9% and 38.8% for the nine months ended June 30, 2014 and 2013, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at June 30, 2014 and September 30, 2013. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

Note 6. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Revolving Line of Credit	Term Loan	Total Credit Facility

June 30, 2014
Principal balance outstanding	$-	$34,500	$34,500
Remaining available credit	$60,000	$-	$60,000
Effective interest rate	2.40%	2.65%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

September 30, 2013
Principal balance outstanding	$-	$36,000	$36,000
Remaining available credit	$60,000	$-	$60,000
Effective interest rate	2.43%	2.68%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

The Company has a credit facility including a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $94,500,000 at June 30, 2014. The revolving line of credit and term loan are collateralized by 43,991 acres of farmland and 12,280 acres of additional real property containing approximately 8,600 acres of producing citrus groves.

The $60,000,000 RLOC bears interest at a floating rate payable on the first day of each calendar quarter. The RLOC matures on October 1, 2020. At June 30, 2014, there was no outstanding balance on the RLOC. The Company pays an annual commitment fee on the RLOC equal to 0.15% of the difference between the annual average unpaid balance and the $60,000,000 loan commitment. The commitment fee is payable on February 1 of each year. Commitment fees of approximately $83,000 were paid in February 2014 and $30,000 were accrued at June 30, 2014.

The interest rate on the RLOC is based on the one month LIBOR plus a spread. The spread is determined based upon our debt service coverage ratio for the preceding fiscal year and can vary from 225 to 275 basis points. The rate is currently at LIBOR plus 225 basis points. On October 1, 2015, Rabo may adjust the interest rate spread, and the spread adjustment on the RLOC is not limited. Rabo must provide a 30 day notice of the new spread. The Company has the right to prepay the outstanding balance without penalty.

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 250 basis points. On October 1, 2015, Rabo may adjust the interest rate to a maximum spread of LIBOR plus 5%. Rabo must provide a 30 day notice of the new spread. The Company has the right to prepay the outstanding balance without penalty. It also requires quarterly principal payments of $500,000 through October 1, 2020 when the remaining principal balance and accrued interest will be due and payable.

See Note 11. “Subsequent Events” for detail on July 1, 2014 amendments to credit facility with Rabo.

At June 30, 2014 and September 30, 2013, Alico was in compliance with all of its covenants under the Rabo loan agreement.

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

Maturities of the Company’s debt were as follows at June 30, 2014:

(in thousands)

Due within one year	$ 2,000
Due between one and two years	2,000
Due between two and three years	2,000
Due between three and four years	2,000
Due between four and five years	2,000
Due beyond five years	24,500

Total	$ 34,500

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Interest expense	$ 244	$ 290	$ 766	$ 968
Interest capitalized	40	31	118	60

Total	$ 284	$ 321	$ 884	$ 1,028

Note 7. Disclosures about reportable segments

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include leases for mining and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, the Company changed its internal structure to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations.  The Company has reclassified prior years to conform to the fiscal year 2014 presentation.  None of these changes affect the Company’s previously reported consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications. A description of the Company’s business segments is as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit and to value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which has various improvements including irrigation, drainage and roads.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

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

Information by business segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Citrus Groves	$ 21,967	$ 19,209	$ 47,023	$ 43,664
Agricultural Supply Chain Management	4,083	10,553	12,324	27,712
Improved Farmland	2,160	4,760	19,442	21,679
Ranch and Conservation	515	409	1,956	1,265
Other Operations	(50)	298	394	675
Intersegment Revenues	4,173	4,674	9,299	10,919
Eliminations	(4,173)	(4,674)	(9,299)	(10,919)

Total revenue	28,675	35,229	81,139	94,995

Operating expenses:
Citrus Groves	13,617	12,789	29,963	31,488
Agricultural Supply Chain Management	3,916	10,095	12,085	26,886
Improved Farmland	6,591	3,028	20,986	16,044
Ranch and Conservation	164	120	870	380
Other Operations	128	132	280	332

Total operating expenses	24,416	26,164	64,184	75,130

Gross profit:
Citrus Groves	8,350	6,420	17,060	12,176
Agricultural Supply Chain Management	167	458	239	826
Improved Farmland	(4,431)	1,732	(1,544)	5,635
Ranch and Conservation	351	289	1,086	885
Other Operations	(178)	166	114	343

Total gross profit	$ 4,259	$ 9,065	$ 16,955	$ 19,865

Capital expenditures:
Citrus Groves	$ 2,324	$ 1,971	$ 6,350	$ 3,088
Agricultural Supply Chain Management	-	2	71	10
Improved Farmland	44	860	3,729	8,506
Ranch and Conservation	103	162	879	3,194
Other Operations	(172)	16	28	107
Other capital expenditures	168	808	168	1,887

Total capital expenditures	$ 2,467	$ 3,819	$ 11,225	$ 16,792

Depreciation, depletion and amortization:
Citrus Groves	$ 533	$ 535	$ 1,587	$ 1,578
Agricultural Supply Chain Management	41	48	123	171
Improved Farmland	572	1,307	3,194	3,721
Ranch and Conservation	335	312	997	856
Other Operations	477	95	586	287
Other depreciation, depletion and amortization	(252)	195	148	517

Total depreciation, depletion and amortization	$ 1,706	$ 2,492	$ 6,635	$ 7,130

(in thousands)	June 30, 2014	September 30, 2013

Assets:
Citrus Groves	$ 62,916	$ 52,592
Agricultural Supply Chain Management	1,568	994
Improved Farmland	72,646	75,348
Ranch and Conservation	17,537	14,696
Other Operations	16,162	15,094
Other Corporate Assets	30,169	40,116

Total Assets	$ 200,998	$ 198,840

Note 8. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. Stock repurchases have historically been made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. As of June 30, 2014, no shares have been purchased under the September 2013 Board authorization and 105,000 shares continue to be available for purchase. The following table illustrates the Company’s treasury stock transactions for the nine months ended June 30, 2014:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2013	73,538	$ 2,816
Purchased	118,792	4,713
Issued to Directors and Named Executive Officers	(171,114)	(6,654)

Balance at June 30, 2014	21,216	$ 875

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income in general and administrative expenses was $204,000 and $909,000 for the three and nine months ended June 30, 2014, respectively, and $468,000 and $783,000 for the three and nine months ended June 30, 2013, respectively. Stock-based compensation is recorded for Board of Directors fees paid in treasury stock and the Long Term Incentive Compensation Plan restricted common stock awards. The amount for the nine months ended June 30, 2014 includes $195,000 related to the acceleration of the vesting of the Long Term Incentive common stock awards in accordance with the change in control discussed below.

Dilution

The dilutive effect on the weighted average shares outstanding of the company’s various equity instruments is detailed below:

(in thousands)	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted Average Shares Outstanding - Basic	7,356	7,299	7,327	7,316
Unvested Restricted Stock Awards	-	76	24	34

Weighted Average Shares Outstanding - Diluted	7,356	7,375	7,351	7,350

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

All of the shares of restricted stock awarded under the Long-Term Incentive Program vested automatically upon the acquisition by 734 Investors, LLC of a controlling interest in the Company. In December 2013, the Company determined that it would repurchase half of the 58,610 gross shares awarded to NEOs other than the CEO immediately upon their issuance for the purpose of retaining treasury shares for future issuance. As a result, the Company issued 68,944 shares of treasury stock in January 2014, net of withholdings for income taxes and repurchase of treasury shares. The Company recognized $195,000 of stock-based compensation expense related to the acceleration of vesting of these grants during the quarter ended December 31, 2013.

Note 9. Contingencies

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

734 Citrus Holdings, LLC, d/b/a Silver Nip

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

The Silver Nip Agreement provides that if neither the Company nor Silver Nip has provided the other with written notice of an intention to terminate the Silver Nip Agreement at least three business days before the month’s end (or any subsequent renewal period), the Silver Nip Agreement will automatically renew for a one-month period. In addition, Silver Nip may terminate the Silver Nip Agreement at any time upon 10 business days’ prior written notice to the Company. As of June 30, 2014 the neither Company nor Silver Nip has provided written notice to terminate the Silver Nip Agreement.

The description of the Silver Nip Agreement is qualified in its entirety by reference to the complete terms and conditions of the agreement, which is listed as an exhibit to the Company’s Current Report on Form 8-K filed on November 25, 2013. During the three and nine months ended June 30, 2014, the Company has received $37,500 and $90,000 under this agreement, respectively.

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

Note 11. Subsequent Events

Polk County property sale

The sale of a 2,800 acre parcel of land in Polk County, Florida closed on July 1, 2014 for $5,623,000. This parcel was surplus to our operations and was classified as held for sale at June 30, 2014. The Company received cash of $5,267,000, which is being held by a qualified intermediary in accordance with an assignment agreement while potential like kind exchange transactions are considered which would qualify for tax-deferral treatment in accordance with Internal Revenue Code §1031.

Amendment to Credit Agreement

The Company’s Credit Agreement with Rabo was amended effective July 1, 2014.

The term loan interest rate spread over one month LIBOR was decreased from 250 basis points to 225 basis points. The RLOC interest rate spread over one month LIBOR is adjusted pursuant to a pricing grid based on our debt service coverage ratio for the immediately preceding fiscal year. The amended range of spreads is from 195 to 225 basis points compared to a range of 225 to 275 basis points prior to the amendment. The Company’s rate is currently at LIBOR plus 195 basis points. The annual commitment fee paid on the annual average unused portion of the RLOC was increased from 15 to 20 basis points.

Rabo may, pursuant to the amendment, adjust the interest rate spreads on July 1, 2016 and every two years thereafter. The spread adjustment on the term loan is limited to 500 basis points over one month LIBOR. The spread adjustment on the RLOC is not limited. Rabo must provide a 30 day notice of any spread adjustments, and the Company has the right to prepay outstanding balances without penalty.

Purchase and Sale Agreement

On August 7, 2014 we entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Terra Land Company (the “Buyer”)  to sell to the Buyer approximately 30,959 gross acres of land located in Hendry County, Florida used for sugarcane production (the “Land”) for a base purchase price of $91,436,000. The base purchase price is subject to a valuation formula adjustment in the event that either the net farmable acres or net support acres of the Land are more or less than the calculated amounts by one percent (1%) or greater. The Land excludes growing crops and sugarcane stubble on the Land as well as oil and gas rights and a 200 acre railroad related tract which we are retaining.

The parties have made customary representations, warranties, covenants and agreements in the Purchase Agreement. The Purchase Agreement provides for an inspection period not to exceed 75 days with the closing date to be 15 days after expiration of the inspection period. The transaction is expected to close in November of 2014 and is subject to certain closing conditions but does not have any financing condition. However, there can be no assurance that the closing conditions will be satisfied.

The Purchase Agreement also provides for the parties to enter into a lease at closing pursuant to which the Buyer will lease a substantial portion of the Land back to us for a period of 10 years at an annual rent equal to approximately 5% of the purchase price. We have also provided the Buyer with an exclusivity period under the Purchase Agreement. Buyer acknowledges in the Purchase Agreement that we may engage in a Section 1031 tax-free exchange in connection with this transaction and agrees to cooperate.  However, there can be no assurance that we will be able to successfully complete a like-kind exchange pursuant to Section 1031.

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

In connection with our pursuit of growth opportunities consistent with our mission, we intend to regularly evaluate potential acquisitions and divestitures and other business opportunities, some of which are material in nature.  If appropriate opportunities present themselves, we may engage in selected acquisitions, divestitures and other business growth initiatives or undertakings.  To the extent we engage in such opportunities it could, among other things, change our revenue mix, require us to obtain additional debt or equity financing and have a material impact on our business and financial condition.

Segments

We own approximately 130,720 acres of land in six counties (Alachua, Collier, Glades, Hendry, Lee and Polk), and operate five segments related to our various land holdings.

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting as well as marketing and hauling of citrus.

•	Improved Farmland includes activities related to planting, owning, cultivating, managing and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to rock mining royalties, oil exploration and other insignificant lines of business.

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

Recent Events

Sugarcane lease

We entered into a triple net Agricultural Lease on May 19, 2014 (the “Lease”) with our sole sugarcane customer, United States Sugar Corporation (the “Tenant”) of approximately 30,600 gross acres of land in Hendry County, Florida used for sugarcane farming which includes 19,181 acres planted or plantable to sugar (“Net Cane Acres”). As a result of the Lease, we will no longer be directly engaged in sugarcane farming.

The term of the Lease is ten (10) years which may be extended by either party for three (3) additional one (1) year periods, except with respect to a specific portion of the leased premises (4,561 planted or plantable acres) which has a five (5) year term which may be extended by either party for an additional year but can be terminated by us at any time after one (1) year. The Lease includes various covenants, indemnities, defaults, termination rights and other provisions customary for lease transactions of this nature.

The annual base rent under the Lease is $3,548,485 and is payable to us on or before the first day of each lease year (May 1). The Tenant is obligated to pay additional rent per net cane acre annually if the year-end average net selling price per hundred weight is greater than or equal to $28. This effectively increases the rent in the event sugar prices rise in the future.

The Lease also provided for a one-time reimbursement to the Company, at book value, for certain of our costs to develop and plant sugarcane (Property, Buildings and Equipment), cultivate and care take sugarcane (Inventory) and for the purchase of certain rolling stock (Property, Buildings and Equipment) used in our sugarcane operation. We had a combined book value of approximately $11,100,000 in planting and caretaking costs and approximately $2,200,000 net book value for the rolling stock. After negotiation with USSC, we agreed to a one time reimbursement of approximately $8,800,000 in plant cane and caretaking costs and a sale price of approximately $2,200,000 for the rolling stock. Therefore, the Company recorded a one-time charge of approximately$2,300,000 in the quarter ended June 30, 2014 as an operating expense in the Improved Farmland segment. In addition, we also received the annual base rent payment of $3,548,485 for a total payment of approximately $14,600,000 from USSC on July 1, 2014.

We believe that the Sugarcane Lease will reduce both operational and production risks while eliminating capital expenditures related to planting costs and sugarcane farming equipment. The Lease will increase the Company's free cash flow while maintaining our operating income and reducing depreciation expense. The Lease also allows the Company to participate in future rising sugar prices, if any.

Purchase and Sale Agreement

On August 7, 2014 we entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Terra Land Company (the “Buyer”)  to sell to the Buyer approximately 30,959 gross acres of land located in Hendry County, Florida used for sugarcane production (the “Land”) for a base purchase price of $91,436,000. The base purchase price is subject to a valuation formula adjustment in the event that either the net farmable acres or net support acres of the Land are more or less than the calculated amounts by one percent (1%) or greater. The Land excludes growing crops and sugarcane stubble on the Land as well as oil and gas rights and a 200 acre railroad related tract which we are retaining.

The parties have made customary representations, warranties, covenants and agreements in the Purchase Agreement. The Purchase Agreement provides for an inspection period not to exceed 75 days with the closing date to be 15 days after expiration of the inspection period. The transaction is expected to close in November of 2014 and is subject to certain closing conditions but does not have any financing condition. However, there can be no assurance that the closing conditions will be satisfied.

The Purchase Agreement also provides for the parties to enter into a lease at closing pursuant to which the Buyer will lease a substantial portion of the Land back to us for a period of 10 years at an annual rent equal to approximately 5% of the purchase price. We have also provided the Buyer with an exclusivity period under the Purchase Agreement. Buyer acknowledges in the Purchase Agreement that we may engage in a Section 1031 tax-free exchange in connection with this transaction and agrees to cooperate.  However, there can be no assurance that we will be able to successfully complete a like-kind exchange pursuant to Section 1031.

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

Results of Operations

The following table sets forth a comparison of results of operations for the three and nine months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Operating revenues:
Citrus Groves	$21,967	$19,209	$2,758	14.4%	$47,023	$43,664	$3,359	7.7%
Agricultural Supply Chain Management	4,083	10,553	(6,470)	(61.3)%	12,324	27,712	(15,388)	(55.5)%
Improved Farmland	2,160	4,760	(2,600)	(54.6)%	19,442	21,679	(2,237)	(10.3)%
Ranch and Conservation	515	409	106	25.9%	1,956	1,265	691	54.6%
Other Operations	(50)	298	(348)	(116.7)%	394	675	(281)	(41.6)%
Total operating revenues	28,675	35,229	(6,554)	(18.6)%	81,139	94,995	(13,856)	(14.6)%

Gross Profit:
Citrus Groves	8,350	6,420	1,930	30.1%	17,060	12,176	4,884	40.1%
Agricultural Supply Chain Management	167	458	(291)	(63.5)%	239	826	(587)	(71.0)%
Improved Farmland	(4,431)	1,732	(6,163)	(355.8)%	(1,544)	5,635	(7,179)	(127.4)%
Ranch and Conservation	351	289	62	21.4%	1,086	885	201	22.7%
Other Operations	(178)	166	(344)	(207.1)%	114	343	(229)	(66.7)%
Total gross profit	4,259	9,065	(4,806)	(53.0)%	16,955	19,865	(2,910)	(14.6)%
Corporate, general and
administrative expenses	2,097	2,253	(156)	(6.9)%	8,410	6,525	1,885	28.9%

Income from operations	2,162	6,812	(4,650)	(68.3)%	8,545	13,340	(4,795)	(35.9)%
Other expense, net	(252)	(167)	(85)	50.8%	(824)	(448)	(376)	83.9%

Income before income taxes	1,910	6,645	(4,735)	(71.2)%	7,721	12,892	(5,171)	(40.1)%
Income tax expense	791	2,566	(1,775)	(69.2)%	3,236	5,002	(1,766)	(35.3)%

Net income	$1,119	$4,079	$(6,510)	(159.6)%	$4,485	$7,890	$(6,937)	(87.9)%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three and nine months ended June 30, 2014 and 2013:

(in thousands, except per box and per pound solid data)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue From:
Early and Mid Season	$ -	$ 2	$ (2)	(100.0)%	$ 19,281	$ 17,923	$ 1,358	7.6%
Valencias	21,626	18,953	2,673	14.1%	25,064	23,216	1,848	8.0%
Fresh Fruit	278	236	42	17.8%	2,055	2,443	(388)	(15.9)%
Other	63	18	45	250.0%	623	82	541	NM
Total	$ 21,967	$ 19,209	$ 2,758	14.4%	$ 47,023	$ 43,664	$ 3,359	7.7%

Boxes Harvested:
Early and Mid Season	-	-	-	-	1,645	1,899	(254)	(13.4)%
Valencias	1,369	1,549	(180)	(11.6)%	1,614	1,967	(353)	(17.9)%
Total Processed	1,369	1,549	(180)	(11.6)%	3,259	3,866	(607)	(15.7)%

Fresh Fruit	32	31	1	3.2%	185	251	(66)	(26.3)%
Total	1,401	1,580	(179)	(11.3)%	3,444	4,117	(673)	(16.3)%

Pound Solids Produced:
Early and Mid Season	-	6	(6)	(100.0)%	10,222	11,613	(1,391)	(12.0)%
Valencias	9,298	10,579	(1,281)	(12.1)%	10,826	13,134	(2,308)	(17.6)%
Total	9,298	10,585	(1,287)	(12.2)%	21,048	24,747	(3,699)	(14.9)%

Pound Solids per Box:
Early and Mid Season	-	-	-	-	6.21	6.12	0.10	1.6%
Valencias	6.79	6.83	(0.04)	(0.6)%	6.71	6.68	0.03	0.5%

Price per Pound Solid:
Early and Mid Season	$ -	$ -	-	-	$ 1.89	$ 1.54	$ 0.34	22.2%
Valencias	$ 2.33	$ 1.79	$ 0.53	29.8%	$ 2.32	$ 1.77	$ 0.55	31.0%

Price per Box:
Fresh Fruit	$ 8.69	$ 7.61	$ 1.07	14.1%	$ 11.09	$ 9.73	$ 1.36	13.9%

Operating Expenses:
Cost of Sales	$ 9,631	$ 8,160	$ 1,471	18.0%	$ 20,335	$ 19,843	$ 492	2.5%
Harvesting and Hauling	3,986	4,629	(643)	(13.9)%	9,628	11,645	(2,017)	(17.3)%
Total	$ 13,617	$ 12,789	$ 828	6.5%	$ 29,963	$ 31,488	$ (1,525)	(4.8)%

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

The declines for the three and nine months ended June 30, 2014 in boxes harvested, pounds solids produced and pounds solids per box are being driven by growing season fluctuations in production, primarily resulting from changes in weather and the effects of diseases and pests, including Citrus Greening. The industry and the Company both experienced higher than normal premature fruit drop in certain areas of our groves and smaller sized fruit that contributed to the 16% smaller box harvest than prior year. Although our total pounds solid produced for the nine months ended June 30, 2014, declined 14.9% versus the same period of the prior year, our total revenue increased 7.7% due to the significant increase in the price per pound solid for both the Early and Mid-Season and Valencia oranges.

The statewide environmental and horticultural factors described above have negatively impacted our crops and certain key operating measures presented above. The USDA, in its July 11, 2014 Citrus Forecast, indicated that it expects the final Florida orange crop to decline by 29,200,000 boxes or approximately 22% versus the prior year, and therefore our per acre production continues to significantly outpace the average production in the state of Florida. The USDA estimate will not be updated again until the first estimate of the 2014/2015 season is released.

The increase in Citrus Groves gross profit for the three and nine months ended June 30, 2014 relates primarily to the increased prices and revenue discussed above offset by plus an increase of 2.5% in growing costs for the 2013/2014 harvesting season crop to $20,335,000 from $19,843,000. Per box harvest and hauling costs for the three and nine months ended June 30, 2014 remained in line with the three and nine months ended June 30, 2013.

Agricultural Supply Chain Management

The table below presents key operating measures for the three and nine months ended June 30, 2014 and 2013:

(in thousands, except per box and per pound solid data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Purchase and Resale of Fruit:
Revenue	$ 3,398	$ 9,052	$ (5,654)	(62.5)%	$ 10,095	$ 22,830	$ (12,735)	(55.8)%
Boxes Sold	235	731	(496)	(67.9)%	836	2,377	(1,541)	(64.8)%
Pound Solids Sold	1,571	4,979	(3,408)	(68.4)%	5,195	14,839	(9,644)	(65.0)%
Pound Solids per Box	6.69	6.81	(0.13)	(1.9)%	6.21	6.24	(0.03)	(0.5)%
Price per Pound Solids	$ 2.16	$ 1.82	$ 0.34	19.0%	$ 1.94	$ 1.54	$ 0.40	26.3%

Value Added Services:
Revenue	$ 670	$ 1,368	$ (698)	(51.0)%	$ 1,891	$ 4,392	$ (2,501)	(56.9)%
Value Added Boxes	71	1,164	(1,093)	(93.9)%	652	3,128	(2,476)	(79.2)%

Other Revenue	$ 15	$ 133	(118)	(89.0)%	$ 338	$ 490	(152)	(31.1)%

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

Improved Farmland

The table below presents key operating measures for the three and nine months ended June 30, 2014 and 2013:

 (in thousands, except per net standard ton and per acre data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue From:
Sale of Sugarcane	$1,410	$4,400	$(2,990)	(68.0)%	$17,428	$20,125	$(2,697)	(13.4)%
Molasses Bonus	56	135	(79)	(58.5)%	817	812	5	0.6%
Land Leasing	694	225	469	208.4%	1,197	742	455	61.3%
Total	$2,160	$4,760	$(2,600)	(54.6)%	$19,442	$21,679	$(2,237)	(10.3)%

Net Standard Tons Sold	46	98	(52)	(53.1)%	590	546	44	8.1%

Price Per Net Standard Ton:
Sale of Sugarcane	$30.65	$44.90	$(14.25)	(31.7)%	$29.55	$36.86	$(7.31)	(19.8)%
Molasses	$1.22	$1.38	$(0.16)	(11.6)%	$1.38	$1.49	$(0.10)	(6.9)%

Net Standard Tons/Acre	21.57	38.00	(16.43)	(43.2)%	35.20	41.13	(5.93)	(14.4)%

Operating Expenses:
Cost of Sales	$2,973	$1,886	$1,087	57.6%	$13,881	$11,580	$2,301	19.9%
Harvesting and Hauling	428	1,041	(613)	(58.9)%	3,759	4,181	(422)	(10.1)%
Land Leasing Expenses	3,190	101	3,089	NM	3,346	283	3,063	NM
Total	$6,591	$3,028	$3,563	117.7%	$20,986	$16,044	$4,942	30.8%

NM - Not Meaningful

Acres used to produce sugarcane increased to 16,728 in fiscal year 2014 from 13,272 in fiscal year 2013. The increase in net standard tons sold is related to the increased acreage in production for the nine months ended June 30, 2014 versus the same period of the prior year. The increase in production for the nine months ended June 30, 2014 versus the same period of the prior year is more than offset by the 20% decrease in price per net standard ton that has resulted from changes in market conditions in fiscal year 2014 versus fiscal year 2013. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our sugarcane land for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing sugarcane product to our processor and varies based upon the number of net standard tons produced.

The decrease in gross profit for the three and nine months ended June 30, 2014 versus the same period of the prior year is related primarily to the 20% decrease in price per standard ton discussed above, partially offset by a 4.9% decrease in growing costs per acre and a 16.8% decrease in harvest and hauling costs per net standard ton versus the nine months ended June 30, 2013 which relates primarily to the elimination of long-haul charges related to the transportation of sugarcane via truck.

Additionally, the gross profit of the Improved Farmland segment was negatively impacted by a one-time charge of approximately $2,300,000 million in the quarter ended June 30, 2014 recorded as an operating expense related to the reimbursement to the Company, at book value, for certain of our costs to develop and plant sugarcane, cultivate and care take sugarcane and purchase certain rolling stock used in our sugarcane operation. The one-time reimbursement relates to the triple net agricultural lease entered into with our sole sugarcane customer, United States Sugar Corporation.

See complete disclosure of the sugarcane lease in Item 2. “Recent Events”.

Ranch and Conservation

The table below presents key operating measures for the three and nine months ended June 30, 2014 and 2013:

(in thousands, except per pound data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue From:
Sale of Calves	$47	$97	$(50)	(51.5)%	$308	$265	$43	16.2%
Sale of Culls	-	-	-	-	692	3	689	NM
Land Leasing	468	312	156	-	956	997	(41)	(4.1)%
Total	$515	$409	$106	25.9%	$1,956	$1,265	$691	54.6%

Pounds Sold:
Calves	30	80	(50)	(62.5)%	188	207	(19)	(9.2)%
Culls	-	1,019	(1,019)	(100.0)%	794	1,030	(236)	(22.9)%

Price Per Pound:
Calves	$1.57	$1.21	$0.35	29.2%	$1.64	$1.28	$0.36	28.0%
Culls	$-	$-	$-	-	$0.87	$0.68	$0.19	28.2%

Operating Expenses:
Cost of Calves Sold	$64	$67	$(3)	(4.5)%	$284	$180	$104	57.8%
Cost of Culls Sold	100	-	100	-	455	4	451	NM
Land Leasing Expenses	-	-	-	-	128	85	43	50.6%
Other	-	53	(53)	(100.0)%	3	111	(108)	(97.3)%
Total	$164	$120	$44	36.7%	$870	$380	$490	128.9%

NM - Not Meaningful

The increases in revenue and gross profit for the three and nine months ended June 30, 2014 versus the same periods of the prior year primarily relate to timing of the sale of cull cows and bulls from our breeding herd. We sold significantly more cull cows and bulls during the first nine months of fiscal year 2014 than we sold during the first nine months of fiscal year 2013. We expect to sell our entire calf inventory during the fourth quarter of fiscal year 2014. We have entered into a contract to sell the majority of our calves for an average price of $2.04 per pound in the months of July and August 2014.

Other Operations

The results of the Other Operations segment for the nine months ended June 30, 2014 are approximately $0.2 million less than the same period of the prior year due to reduced rock mine royalties.

General and Administrative

The increase in general and administrative expenses for the nine months ended June 30, 2014 versus the same period of the prior year relates primarily to costs incurred related to the change in control described above in “Recent Events,” which totaled 2,300,000. The charges included $195,000 for the acceleration of the vesting of the Long-Term Incentive Plan awards, $849,000 for the cost of Director and Officer insurance for the departing Directors and Officers and $583,000 related to a consulting and non-competition agreement with the former CEO.

Other Income (Expense), net

Other income (expense), net for the nine months ended June 30, 2014 are approximately $0.4 million less than the same period of the prior year due to a reduction in net investment income from the Magnolia Fund Investment.

Income Tax Expense

Income tax expense was approximately $791,000 and $2,566,000 for the three months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rates were 41.4% and 38.6% for the three months ended June 30, 2014 and 2013, respectively. Income tax expense was approximately $3,236,000 and $5,002,000 for the nine months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rates for the nine months ended June 30, 2014 and 2013 were 41.9% and 38.8%, respectively. The change in rates relates primarily to the non-deductible nature of projected political contributions for fiscal year 2014 and limitations on certain deductions related to the vesting of the long-term incentive grants.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2014	2013	Change

Cash and cash equivalents	$24,192	$24,583	$(391)
Investments	$262	$260	$2
Total current assets	$72,862	$59,795	$13,067
Total current liabilities	$15,798	$11,491	$4,307
Working capital	$57,064	$48,304	$8,760
Total assets	$200,998	$198,840	$2,158
Notes payable	$32,500	$34,000	$(1,500)
Current ratio	4.61 to 1	5.20 to 1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at June 30, 2014. See Item 1. Financial Statement, Note 6. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements (Unaudited). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances, and we may need to finance such activities by drawing down monies under our RLOC and if necessary, obtaining additional debt or equity financing. We reduced our third and fourth quarter dividends to $0.06 per share in order to retain additional cash increasing our flexibility to reinvest in our business and pursue growth opportunities consistent with our mission.

The decrease in cash and cash equivalents was primarily due to the following factors:

•	Capital expenditures of $11,225,000,
•	Treasury stock purchases of $4,844,000,
•	Dividends paid of $2,339,000, and
•	Principal payments on debt of $1,500,000

These decreases in cash and equivalents were offset by the return on investment in Magnolia of $3,185,000, and cash provided by operations of $15,412,000.

Net Cash Provided by Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the nine months ended June 30, 2014 and 2013:

(in thousands)	Nine Months Ended June 30,
	2014	2013	Change

Net Income	$4,485	$7,890	$(3,405)
Depreciation and Amortization	6,635	7,130	(495)
Net Loss (Gain) on Sale of Property and Equipment	973	(201)	1,174
Other Non-Cash Income Expenses	766	730	36
Change in Working Capital	2,553	(796)	3,349

Cash provided by operations	$15,412	$14,753	$659

The factors contributing to the decrease in net income for the nine months ended June 30, 2014, versus the same period of the prior year are discussed in “Results of Operations.” Depreciation and Amortization decreased versus the nine months ended June 30, 2013 and Loss on Sale of Property and Equipment increased due to the reimbursement of inventory and plant cane costs by USSC and sale of rolling stock to USSC in May 2014.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting and harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the nine months ended June 30, 2014 and 2013:

(in thousands)	Nine Months Ended June 30,
	2014	2013	Change

Purchases of property and equipment:
Sugarcane planting	$ (2,792)	$ (3,064)	$ 272
Improvements to farmland	(937)	(5,442)	4,505
Citrus nursery	(4,783)	(1,501)	(3,282)
Citrus tree development	(733)	(745)	12
Breeding herd purchases	(752)	(3,194)	2,442
Rolling stock, equipment and other	(1,228)	(2,846)	1,618

Total	(11,225)	(16,792)	5,567

Disposal of property and equipment	922	2,925	(2,003)
Return on investment in Magnolia	3,185	-	3,185
Other	(2)	30	(32)

Cash used in investing activities	$ (7,120)	$ (13,837)	$ 6,717

The decrease in purchases of property and equipment relate primarily to a decrease in the number of cows and bulls purchased to augment our breeding herd, a decrease in purchases of rolling stock, equipment and other assets as well as improvement to farmland related to the completion of the sugarcane expansion in fiscal year 2013, partially offset by capital expenditures related to the building of our citrus tree nursery in fiscal year 2014.

The increase in the return on investment in Magnolia versus the first nine months of fiscal year 2013 relates primarily to the reinstatement of cash distributions by Magnolia after its conversion of a large portion of its tax certificate portfolio to tax deeds.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the nine months ended June 30, 2014 and 2013:

(in thousands)	Nine Months Ended June 30,
	2014	2013	Change

Principal payments on notes payable	$ (1,500)	$ (3,400)	$ 1,900
Treasury stock purchases	(4,844)	(2,877)	(1,967)
Dividends paid	(2,339)	(1,164)	(1,175)

Cash used in financing activities	$ (8,683)	$ (7,441)	$ (1,242)

The decrease in principal payments on notes payable for the nine months ended June 30, 2014 relates to the payoff of the Farm Credit Mortgage in the first nine months of fiscal year 2013 (see “Note 5. Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements).

We increased our repurchases of stock for fiscal year 2014 subject to the provisions of SEC rule 10b-18 in order to fund grants under the 2008 incentive equity plans (see “Note 8. Stockholder’s Equity” in the Notes to Condensed Consolidated Financial Statements).

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $16,714,000 at June 30, 2014 for delivery in fiscal years 2014 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

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

The Board of Directors has authorized the repurchase of up to 105,000 shares of our common stock from shareholders. Through June 30, 2014, the Company had purchased zero shares and had available to purchase an additional 105,000 in accordance with its Board of Directors repurchase authorization.

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

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

Entry Into a Material Definitive Agreement

On August 7, 2014 we entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Terra Land Company (the “Buyer”)  to sell to the Buyer approximately 30,959 gross acres of land located in Hendry County, Florida used for sugarcane production (the “Land”) for a base purchase price of $91,436,000. The base purchase price is subject to a valuation formula adjustment in the event that either the net farmable acres or net support acres of the Land are more or less than the calculated amounts by one percent (1%) or greater. The Land excludes growing crops and sugarcane stubble on the Land as well as oil and gas rights and a 200 acre railroad related tract which we are retaining.

The parties have made customary representations, warranties, covenants and agreements in the Purchase Agreement. The Purchase Agreement provides for an inspection period not to exceed 75 days with the closing date to be 15 days after expiration of the inspection period. The transaction is expected to close in November of 2014 and is subject to certain closing conditions but does not have any financing condition. However, there can be no assurance that the closing conditions will be satisfied.

The Purchase Agreement also provides for the parties to enter into a lease at closing pursuant to which the Buyer will lease a substantial portion of the Land back to us for a period of 10 years at an annual rent equal to approximately 5% of the purchase price. We have also provided the Buyer with an exclusivity period under the Purchase Agreement. Buyer acknowledges in the Purchase Agreement that we may engage in a Section 1031 tax-free exchange in connection with this transaction and agrees to cooperate.  However, there can be no assurance that we will be able to successfully complete a like-kind exchange pursuant to Section 1031.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, a copy of which will be filed in the Company’s next periodic report covering the period the Purchase Agreement was entered into.

ITEM 6. Exhibits

Exhibit No.		Description of Exhibit

10.1		Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation.	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: August 11, 2014	By:	/s/Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Date: August 11, 2014	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

Index to Exhibits

Exhibit No.		Description of Exhibit

10.1		Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation.	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

