Form 10-K
period 2014-09-30
ALICO INC
filed 2014-12-12
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ as of March 31, 2014 (the last business day of Alico’s most recently completed second fiscal quarter) was $112,809,559.20. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% shareholders as affiliates of the registrant. There were 7,366,738 shares of stock outstanding at December 5, 2014.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant to be dated on or before January 25, 2015, are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the fiscal year ended September 30, 2014

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

Part 1

Item  1. Business.

Alico, Inc. (“Alico”) was incorporated under the laws of the State of Florida on February 2, 1960. We are a Florida agribusiness and land management company built for today and backed by a legacy of achievement and innovation in citrus, cattle and resource conservation.

We own approximately 129,200 acres of land in seven Florida counties (Alachua, Collier, DeSoto, Glades, Hendry, Lee and Polk) and our principal lines of business are citrus groves, improved farmland, cattle ranching and conservation, and related support operations.

Our mission is to create value for our customers, clients and shareholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

We manage our land based upon its primary usage and review its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include a citrus nursery and leasing mines and oil extraction rights to third parties.  We present our financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).

Highlights

Sugarcane Disposition

On May 19, 2014, we entered into a triple net agricultural lease (the “USSC Lease”) with our sole sugarcane customer, United States Sugar Corporation (“USSC”) of approximately 30,600 gross acres of land in Hendry County, Florida historically used for sugarcane farming. As a result of this lease we were no longer directly engaged in sugarcane farming as of May 19, 2014.

On November 21, 2014, we sold approximately 36,000 acres of sugarcane land to Global Ag Properties USA LLC (“Global”), including the land leased to USSC above, for approximately $97,900,000 in cash and assigned the USSC Lease to the purchaser. As result of this disposition, we are no longer involved in sugarcane, and the Improved Farmland segment is no longer material to our business. The proceeds from the sale were reinvested on December 2, 2014 (see Orange-Co Acquisition) via a tax deferred like-kind exchange pursuant to Internal Revenue Code Section §1031.

Orange-Co Acquisition

On December 2, 2014, we completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement (the “Orange-Co Purchase Agreement”), dated as of December 1, 2014. The assets we purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte counties, Florida, which comprises one of the largest contiguous citrus grove properties in the state of Florida. The purchase prices was approximately $274,000,000 including: (1) $147,500,000 in initial cash consideration, subject to adjustment as set forth in the Orange-Co Purchase Agreement; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on the 12- and 18-month anniversaries of the Closing Date; (3) the assumption and refinancing of Orange-Co’s outstanding debt including approximately $91,200,000 in term debt and a working capital facility of approximately $27,800,000; and (4) the assumption of certain other liabilities. On the Closing Date, the Company deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. (“Rabo”) in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

We concurrently entered into arrangements to finance the Orange-Co acquisition as follows:

Metlife Credit Agreement

We entered into a First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company under which they provided term loans in the aggregate principal amount of $182,500,000 and $25,000,000 in revolving credit commitments.

The Metlife Agreement amends and restates existing credit facilities, dated as of September 8, 2010 (as amended from time to time, the “Prior Credit Agreement”) between the Company and Rabo. Under the Prior Credit Agreement, we had a term loan in the initial principal amount of $40,000,000, of which $33,500,000 was outstanding at the date of refinancing and $60,000,000 in undrawn revolving credit commitments.

Rabo Credit Agreement

We entered into a Credit Agreement with Rabo under which they have provided a $70,000,000 revolving working capital line of credit for the Company.

Silver Nip Merger Agreement

On December 2, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), 734 Citrus Holdings, LLC (“Silver Nip Citrus”) and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus (see “Note 14. Related Party Transactions” in the Notes to Consolidated Financial Statements). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Silver Nip Citrus (the “Merger”), with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Company will issue shares of the Company’s common stock to the equity holders of Silver Nip Citrus as follows:

  at the effective time of the Merger, up to 1,463,544 shares of Common Stock, subject to certain adjustments set forth in the Merger Agreement for Silver Nip Citrus’s net indebtedness at the closing of the Merger, amounts related to certain groves specified in the Merger Agreement, certain Silver Nip Citrus transaction expenses and the trading price of the Common Stock; and
  thirty (30) days after the end of Silver Nip Citrus’s 2014-2015 citrus harvest season, an additional amount of shares of Common Stock, with the number of shares issued to be based on the net proceeds received by the Company from the sale of citrus fruit harvested on certain Silver Nip Citrus groves after the closing of the Merger, subject to certain adjustments set forth in the Merger Agreement for the cost to harvest the citrus fruit and the trading price of the Common Stock.

Completion of the Merger is conditioned, among other things, on: (1) approval of the Stock Issuance by a majority of the holders of the Company’s common stock voting at a special meeting or acting by written consent to approve the Stock Issuance and, if such approval is obtained through action by written consent, the expiration of a twenty (20)-day waiting period after the date an information statement of the Company prepared in accordance with Regulation 14C of the Exchange Act and such information statement, is delivered to the Company’s shareholders; (2) receipt of a final appraisal of the Silver Nip Citrus groves; (3) receipt of certain third-party consents; (4) completion of an audit of Silver Nip Citrus’s 2014 consolidated financials and receipt of an unqualified audit opinion; (5) material compliance by the other party with all of its obligations under the Merger Agreement; and (6) subject to certain exceptions, the accuracy of the representations and warranties of the other party subject to a material adverse effect standard (as defined in the Merger Agreement).

734 Investors, LLC (“734 Investors”), the Company’s majority shareholder, will seek the consent of a majority of its disinterested members to direct 734 Investors to approve the Stock Issuance by a written consent of its shares of Common Stock.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on its ranch land.

On December 11, 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments.

Other Transactions

On July 1, 2014, we sold a 2,800 acre parcel of land in Polk County, Florida for $5,623,000. This parcel was surplus to our operations and was classified as held for sale. This sale was part of a like-kind exchange transaction intended to qualify for tax-deferral treatment in accordance with Internal Revenue Code §1031.

On September 23, 2014, we purchased a 1,241 acre citrus grove (867 net tree acres) in DeSoto County, FL for a purchase price of approximately $16,500,000. The purchase price was funded from our cash and cash equivalents and $5,300,000 in funds from a 2014 like-kind exchange transaction in Polk County pursuant to Internal Revenue Code §1031.

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

Our holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities

Citrus Groves
Citrus Groves	18,400	Citrus Cultivation
Available for Sale	300	Citrus Cultivation and Undeveloped Land
	18,700
Improved Farmland
Leasable	1,800	Leasing
Permitted but Undeveloped	6,300	None
Available for Sale	36,000	Sugarcane Farming and Leasing
	44,100

Ranch and Conservation	64,500	Cattle Grazing; Sod and Native Plant Sales; Leasing; Conservation
Other Land	1,900	Mining; Citrus Nursery

Total	129,200

Citrus Groves

We own and manage Citrus Groves in Collier, DeSoto, Hendry and Polk Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Citrus Groves total approximately 18,700 gross acres or 14.5% of our land holdings.

Our Citrus acreage is detailed in the following table:

	Net Plantable			Total Plantable		Available for Sale
	Producing	Developing	Fallow		Support		Gross

Hendry County	3,500	100	-	3,600	1,600	-	5,200
Polk County	3,100	100	-	3,200	1,800	300	5,300
Collier County	4,100	-	-	4,100	2,800	-	6,900
DeSoto County	900	-	-	900	400	-	1,300

Total	11,600	200	-	11,800	6,600	300	18,700

Of the approximately 18,700 gross acres of citrus groves we own and manage, approximately 6,600 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees but which are not capable of directly producing fruit. We have classified approximately 300 acres in Polk County as Available for Sale, as this land does not meet our return criteria and is being actively marketed. The approximately 11,800 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted in trees too young to commercially produce fruit) and acres that are fallow.

Our Citrus Groves segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market constitute approximately 95% of our citrus sales annually. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which contain 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. We have produced 21,048,000, 24,746,000, and 29,069,000 pound solids for each of the years ended September 30, 2014, 2013, and 2012, on boxes delivered to processing plants of 3,259,000, 3,867,000, and 4,357,000, respectively.

The average pound solids per box was 6.46, 6.40, and 6.68 for each of the years ended September 30, 2014, 2013, and 2012, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floored price, we benefit from the incremental difference between the floor and the final market price.

All citrus to be produced for the processed citrus market in fiscal year 2014-2015 is under minimum price contracts with a floor price of approximately $1.60 per pound solids. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh market constitute approximately 5% of our citrus sales annually. We produce numerous varieties to the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box, and the packing houses are responsible for the harvest and haul of these boxes. We have produced 185,000, 251,000, and 278,000 boxes for each of the years ended September 30, 2014, 2013, and 2012, respectively. The majority of our citrus to be produced for the fresh citrus market in fiscal year 2014-2015 is under fixed price contracts.

Revenue from Citrus Groves operations was approximately 53.1%, 43.0%, and 43.6% of our total operating revenues for the fiscal years ended September 30, 2014, 2013, and 2012, respectively.

Improved Farmland

We own Improved Farmland in Hendry County and have historically engaged in farming the land and leasing some of the acreage for farming. Of our land holdings, Improved Farmland totals approximately 44,100 gross acres or 34.1% of our total acreage. Our Improved Farmland acreage is detailed in the following table:

Gross Acres

Leaseable	1,800
Permitted but Undeveloped	6,300
Available for Sale	36,000

Total improved farmland	44,100

On May 19, 2014, the Company entered into a triple net agricultural lease with its sole sugarcane customer, United States Sugar Corporation (the “Tenant”) of approximately 30,600 gross acres of land in Hendry County, Florida historically used for sugarcane farming. This land includes 19,181 acres planted or plantable to sugar (“Net Cane Acres”). As a result of the Lease, the Company was no longer directly engaged in sugarcane farming.

The term of the Lease is ten (10) years which may be extended by either party for three (3) additional one (1) year periods, except with respect to a specific portion of the leased premises (4,561 planted or plantable acres) which has a five (5) year term which may be extended by either party for an additional year but can be terminated by the Company at any time after one (1) year. The Lease includes various covenants, indemnities, defaults, termination rights and other provisions customary for lease transactions of this nature. The leased land, together with other adjacent land, has subsequently been classified as Available for Sale (see Available for Sale and Subsequent Disposition below).

Our Improved Farmland also includes approximately, 1,800 gross acres of irrigated farmland currently used for farm leasing and other purposes and approximately 6,300 gross acres of permitted but undeveloped land (acres that are permitted for farming but that have not yet been cleared, leveled and irrigated for commercial farming).

During fiscal years ended September 30, 2014, 2013, and 2012, revenue from improved farmland operations was 23.0%, 21.6%, and 12.0%, of our total operating revenue, respectively.

Available for Sale and Subsequent Disposition

On August 8, 2014, we entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Terra Land Company (“Terra”) to sell approximately 30,959 gross acres of land located in Hendry County, Florida used for sugarcane production for a base purchase price of $91,436,000. The base purchase price was subject to a valuation adjustment in the event that either the net farmable acres or net support acres of the land were more or less than the amounts in the Purchase Agreement by one percent (1%) or greater.

On November 21, 2014, via various amendments to the Purchase Agreement, we completed the sale to Global of approximately 36,000 gross acres of land located in Henry County, Florida used for sugarcane production for a purchase price of $97,900,000. Global is a wholly-owned subsidiary of Terra. We have also assigned our interest in the USSC Lease to Global in conjunction with the sale. The parties have made customary representations, warranties, covenants and agreements in the Purchase Agreement.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014 the Improved Farmland segment was no longer material to our business.

Ranch and Conservation

We own and manage Ranch and Conservation land in Collier, Hendry and Polk Counties and engage in Cattle Production, Sod and Native Plant Sales, Land Leasing for recreational and grazing purposes and conservation activities. Of our land holdings, Ranch and Conservation totals approximately 64,500 gross acres or 49.9% of our total acreage. Our Ranch and Conservation acreage is detailed in the following table:

Acreage

Hendry County	60,500
Collier County	4,000

Total	64,500

We frequently lease the same acreage for more than one purpose. The portion of our Ranch and Conservation acreage that is leased for each purpose is detailed in the table below:

	Grazing	Recreational

Hendry County	1,900	46,000
Collier County	4,000	3,500

Our Cattle operation is engaged in the production of beef cattle and is located in Hendry and Collier Counties. The breeding herd consisted of approximately 8,600 cows and bulls and we plan to increase the size of our herd in the near future to the extent practicable. We primarily sell our calves to feed yards and yearling grazing operations in the United States. We also sell cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for our cattle. We believe that the loss of any one or a few of these buyers would not have a material effect on our Cattle operations. Revenue from ranch and conservation operations was approximately 9.2%, 6.6%, and 5.8% of total operating revenue for each of the years ended September 30, 2014, 2013, and 2012, respectively.

In the fourth quarter of fiscal year 2013 we granted an easement to the United States Department of Agriculture (“USDA”), through its administering agency, The Natural Resources Conservation Service, on approximately 11,600 acres of our Ranch and Conservation land located in Hendry County resulting in a gain of $20,300,000, which was recorded in Other Income on the Statement of Comprehensive Income.

Our Other Segments

In addition to owning and managing approximately 129,200 gross acres of land in Central and Southwest Florida, Alico also engages in complimentary lines of business. Our Agricultural Supply Chain Management line of business includes activities related to value-added services provided to Alico and other Florida growers including agricultural contracting for harvesting, hauling and marketing and the purchase and resale of fruit. Our Other Operations line of business includes activities related to rock and sand mining, oil exploration, a citrus nursery and other insignificant lines of business. A summary of the Agricultural Supply Chain Management and Other Operations line of business follows:

•	Alico Fruit Company is a wholly owned subsidiary providing additional citrus marketing expertise and the ability to manage the delivery of our own citrus crop. Its operations include supply chain management (contracting for harvest, hauling and marketing) for Alico’s citrus crop and for other growers. The operation also includes the purchase and resale of citrus fruit. During the fiscal years ended September 30, 2014, 2013, and 2012, Alico Fruit Company’s revenue was 14.0%, 27.9% and 38.0% of our total operating revenue, respectively.
•	In fiscal year 2013, we acquired approximately 400 acres of land in Alachua County on which we constructed a citrus tree nursery and will utilize the trees produced in our own operations and sell excess trees to citrus growers in the state of Florida.

Segment Financial Results

We create value for our customers, clients and investors by managing our land holdings to their highest and best returns and by producing the highest quality agricultural products, implementing innovative land management and responsible environmental stewardship in the communities where we operate.

The following table presents the operating revenues and gross profit of the segments:

	Fiscal Year Ended September 30,
(in thousands)
	2014	2013	2012

Revenues:
Citrus Groves	$47,069	$43,689	$55,423
Agricultural Supply Chain Management	12,376	28,412	48,334
Improved Farmland	20,429	21,917	15,316
Ranch and Conservation	8,172	6,755	7,348
Other Operations	634	888	766
Intersegment Revenues	9,621	10,981	11,820
Eliminations	(9,621)	(10,981)	(11,820)

Total revenue	88,680	101,661	127,187

Operating expenses:
Citrus Groves	30,213	31,533	30,995
Agricultural Supply Chain Management	12,317	27,949	47,693
Improved Farmland	21,356	16,202	11,574
Ranch and Conservation	4,330	3,798	3,497
Other Operations	374	505	1,196

Total operating expenses	68,590	79,987	94,955

Gross profit:
Citrus Groves	16,856	12,156	24,428
Agricultural Supply Chain Management	59	463	641
Improved Farmland	(927)	5,715	3,742
Ranch and Conservation	3,842	2,957	3,851
Other Operations	260	383	(430)

Total gross profit	$20,090	$21,674	$32,232

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Item 8. Financial Statements and Supplementary Data, Note 16. Segment Information in Notes to our Consolidated Financial Statements included in this Annual Report. Substantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

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

We position our three categories of land based upon their suitability for a particular purpose and their potential to generate value:

•	We position our Citrus Groves to efficiently utilize capital to consistently generate high-quality commercially viable citrus fruit for the processed or fresh markets while managing the weather and disease related risks inherent in the citrus business.
•	We position our Improved Farmlands to generate returns on permitted and farmable acreage. Based upon our interpretation of industry information and the potential for returns, we lease our improved farmlands to third parties.
•	We position our Ranch and Conservation lands to opportunistically generate returns based largely upon the size of the parcels and their location relative to the important wetlands of southern Florida. We raise cattle for sale on our Ranch and Conservation lands and lease our lands for grazing and recreational purposes to maintain our agricultural property tax classifications as well as to generate minimal returns on the lands while we investigate and execute on opportunities to monetize these lands through conservation programs.
•	We position our Agricultural Supply Chain Management business to manage the harvesting and hauling of the fruit produced by our Citrus Groves segment as well as to provide for returns on its minimal invested capital by purchasing, selling, harvesting and hauling citrus fruit for other producers in the state of Florida. The services provided by, and the relationships and industry information generated through operating our Agricultural Supply Chain Management, segment are complimentary to the operation and strategic positioning of our Citrus Groves Segment.
•	Where appropriate, we engage in other operations. These operations include leasing mineral and oil rights to third parties where resource supplies are sufficient and other uses of our land holdings do not currently provide for returns greater than those provided by these leases.

Competition

Alico is engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. Citrus is grown domestically in several states including Florida, California, Arizona and Texas, as well as foreign countries, most notably Brazil. Competition is impacted by several factors including quality, production, demand, brand recognition, market prices, weather, disease, export/import restrictions and currency exchange rates. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Forest and rock products are produced in many parts of the United States.

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

Employees

As of September 30, 2014, we had 128 full-time employees. Our employees work in the following divisions:

Agricultural Supply Chain Management	19
Citrus Groves	69
Improved Farmland	2
Ranch and Conservation	3
Heavy Equipment	9
Other Operations	11
General and Administrative	15

Total	128

Seasonal Nature of Business

Revenues from Alico’s agri-business operations are seasonal in nature. The following table illustrates the seasonality of our agri-business revenues:

Fiscal Year
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep

Harvest Early/Mid Varieties of Oranges

Harvest Valencia Oranges

Deliver Beef Cattle

Deliver Citrus Trees

Capital resources and raw materials

Management believes that Alico will be able to meet its working capital requirements for at least the next 12 months through internally generated funds and our existing credit line. Alico has credit commitments that provide for revolving credit that is available for our general use. Raw materials needed to cultivate the various crops grown by Alico consist primarily of fertilizers, herbicides and fuel and are readily available from local suppliers.

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

Item 1A. Risk Factors.

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following is a description of the known factors that we believe may materially affect our business, financial condition or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements in making any investment decisions with respect to our securities. Additional risks or uncertainties that are not currently known to us that we currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition or results of operations.

Risks related to our Business

Our citrus groves are subject to damage and loss from disease including but not limited to citrus greening and citrus canker which could negatively impact our business, financial condition, results of operations and cash flows.

Our citrus groves are subject to damage and loss from diseases such as citrus greening and citrus canker. Each of these diseases is widespread in Florida and exists in our groves and in the areas where our groves are located. The success of our citrus business is directly related to the viability and health of our citrus groves.

Citrus greening is one of the most serious citrus plant diseases in the world. Once a tree is infected, it decreases the productivity of infected trees. While the disease poses no threat to humans or animals, it has devastated citrus crops throughout the United States and abroad. Named for its green, misshapen fruit, citrus greening disease has now killed millions of citrus plants in the southeastern United States and has spread across the entire country. Infected trees produce fruits that are green, misshapen and bitter, unsuitable for sale as fresh fruit or for juice. Infected trees can die within a few years. At the present time, there is no known cure for citrus greening once trees are infected. Primarily as a result of citrus greening, Florida is expected to have its smallest orange harvest in nearly 30 years.

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

Both of these diseases pose a significant threat to the Florida Citrus industry and to our citrus groves. While we use best management practices to attempt to control diseases and their spread, there can be no assurance that our mitigation efforts will be successful. These diseases can significantly increase our costs which could materially adversely affect our business, financial condition, results of operations and cash flows. Our citrus groves produce the majority of our annual revenue and a significant reduction in available citrus from our groves could decrease our revenues and materially adversely affect our business, financial condition, results of operations and cash flows.

Our agricultural products are subject to supply and demand pricing which is not predictable.

Agricultural operations traditionally provide almost all of our operating revenues with citrus being the largest portion and are subject to supply and demand pricing. While according to Nielsen data consumer demand for orange juice has decreased significantly to its lowest level in almost a decade, we have been able to offset the impact of such decline with higher prices based on a lower supply of available oranges. However, there can be no assurance that we will be able to continue to do so if demand continues to decline. Although our processed citrus is subject to minimum pricing we are unable to predict with certainty the final price we will receive for our products. In some instances the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected.

Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations. We attempts to mitigate these risks by using contracts with citrus processors that include pricing structures based on a minimum (“floor”) price and with a price increase (“rise”) if market prices exceed the floor price. As a result, our profitability may be subject to significant variability.

Our citrus groves are geographically concentrated and the effects of adverse weather conditions could adversely affect our results of operations and financial position.

Our citrus operations are concentrated in central and south Florida with our groves located in parcels in Hendry, Collier, Polk, Charlotte and DeSoto Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes have the potential to destroy crops, affect cattle breeding and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus and cattle operations and could result in a loss of revenue from those products for a multi-year period. We seek to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or cattle.

A significant and increasing portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.

Our revenues from our citrus business were approximately 53%, 43% and 43%, of our revenues in fiscal years 2014, 2013 and 2012, respectively. As a result of our recently announced acquisitions of three Florida citrus producers and the disposition of our sugarcane lands, the percentage of our revenues derived from our citrus business will increase significantly. These acquisitions will result in our citrus division being the largest citrus producer in the United States and since we will not be as diversified as we have been previously, we will be more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall business results.

We maintain a significant amount of indebtedness which could adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

We recently obtained $182,500,000 in aggregate principal amount of term loans and $25,000,000 in revolving credit commitments from Metropolitan Life Insurance Company and New England Life Insurance Company as well as $70,000,000 in aggregate principal amount of revolving credit commitments from Rabobank which we used in part to finance our recent Orange-Co acquisition. Our new loan agreements, and other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay interest which will reduce the funds available to us for operations and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our new loan agreements also contain various covenants that limit our ability to engage in specified types of transactions We expect that we will depend primarily upon our citrus operations to provide funds to pay our expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur and there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

Our agricultural operations are subject to water use regulations restricting our access to water.

Our operations are dependent upon the availability of adequate surface and underground water. The availability of water is regulated by the State of Florida through water management districts which have jurisdiction over various geographic regions in which our lands are located. Currently, we have permits in place for the next 15 to 20 years for the use of underground and surface water which are adequate for our agricultural needs.

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

The Army Corps of Engineers decided in 2010 to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levee surrounding the lake to restrain rising waters which could result from hurricanes. Changes in availability of surface water use may result during times of drought, because of lower lake levels and could materially adversely affect our agricultural operations, financial position, results of operations and cash flows.

Our recent acquisitions of three Florida citrus producers and the acquisition of additional agricultural assets and other businesses could pose risks.

We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. We recently announced our acquisitions of three Florida citrus producers that are expected to result in our citrus division being the largest citrus producer in the United States. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, obtain any financing that may be needed to consummate such acquisitions, or complete proposed acquisitions. Acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends and diversion of management’s attention, any of which could adversely affect our business, results of operations and financial condition. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operation and financial condition.

Dispositions of our assets may adversely affect our future results of operations.

We also routinely evaluate the benefits of disposing of certain of our assets and we recently sold significant sugar cane assets and we are no longer involved in the sugarcane business. While such dispositions increase the amount of cash available to us, it could also result in a potential loss of significant revenues and income streams that we might not be able to replace, makes our business less diversified and could ultimately have a negative impact on our results of operations.

If a transaction intended to qualify as a Section §1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we dispose of properties in transactions that are intended to qualify as Section §1031 Exchanges. It is possible that the qualification of a transaction as a Section §1031 Exchange could be successfully challenged and determined to be currently taxable and we could also be required to pay interest and penalties. As a result, we may be required to borrow funds in order to pay additional taxes, and the payment of such taxes could cause us to have less cash available. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section §1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.

We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such acquisitive transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.

These transactions may present significant risks such as insufficient revenues to offset liabilities assumed, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition or results of operations.

If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.

We are subject to the risk of product contamination and product liability claims.

The sale of agricultural products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that our agricultural products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance, however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

Changes in immigration laws could impact our ability to harvest our crops.

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

Changes in demand for our agricultural products can affect demand and pricing of such products.

The general public’s demand for particular food crops we grow and sell could reduce prices for some of our products. To the extent that consumer preferences evolve away from products we produce and we are unable to modify our products or develop products that satisfy new customer preferences, there could be a decrease in prices for our products. Even if market prices are unfavorable, produce items which are ready to be or have been harvested must be brought to market. Additionally, we have significant investments in our citrus groves and cannot easily shift to alternative crops for this land. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on us.

Our citrus grove business is seasonal.

Our citrus groves produce the majority of our annual revenue and the citrus grove business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year or in future quarters. If our revenues in the second and third quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results.

We face significant competition in our agricultural operations.

We face significant competition in our agricultural operations both from domestic and foreign producers and do not have any branded products. Foreign growers generally have an equal or lower cost of production, less environmental regulation and in some instances, greater resources and market flexibility than us. Because foreign growers have greater flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations.

The competition we face from foreign suppliers of orange juice is mitigated by a governmentally imposed tariff on orange imports. A change in the government’s reduction in the orange juice tariff could adversely impact our results of operations.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on the productivity of our citrus groves, it could have an adverse impact on our business and results of operations. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted, we may experience significant increases in our costs of operation. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate tax liabilities.

In each of the fiscal years ended September 30, 2014, 2013, and 2012, we paid $2,291,000, $2,196,000, and $2,275,000 in real estate taxes, respectively.  These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraiser in which counties we own land, of $74,105,000, $69,687,000, and $82,975,000 for each of the years ended September 30, 2014, 2013, and 2012, respectively, which differs significantly from the fair values determined by the county property appraisers of $518,112,000, $516,919,000, and $529,542,000, respectively.  Changes in state law or county policy regarding the granting of agricultural classification or calculation of Green Belt values or average millage rates could significantly impact our results of operations, cash flow and financial position.

We manage our properties in an attempt to capture their highest and best use and customarily do not sell property until it no longer meets our total return profile.

The goal for our land management program is to manage and selectively improve our lands for their most profitable use. We continually evaluate our properties focusing on location, soil capabilities, subsurface composition, topography, transportation, and availability of markets for our crops, the climatic characteristics of each of the tracts, long-term capital appreciation and operating income potential. While we are primarily engaged in agricultural activities, when land does not meet our total return profile, we may determine that the property is surplus to our activities and place the property for sale or exchange.

Liability for the use of pesticides, herbicides and other potentially hazardous substances could increase our costs.

Our agricultural business involves the use of herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances. We may be deemed liable and have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages, or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, if we are required to pay significant costs or damages, it could materially adversely affect our business, results of operations and financial condition.

Compliance with applicable environmental laws may substantially increase our costs of doing business which could reduce our profits.

We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real property. If hazardous substances (including herbicides and pesticides used by us or by any persons leasing our lands) are discovered emanating from any of our lands and the release of such substances presents a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. Furthermore, we require lessees of our properties to comply with environmental regulations as a condition of leasing. We also purchase insurance for environmental liability when it is available; however, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land, make it unsuitable for use in what would otherwise be its highest and best use, and/or be significant enough that it would materially adversely affect us.

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

Risks Related to our Common Stock

Our largest shareholder has effective control over the election of our Board of Directors and other matters.

734 Investors, LLC (“734 Investors”), beneficially owns approximately 51% of our common stock. Accordingly, by virtue of its ownership percentage, 734 Investors is able to elect all of our directors and officers, and has the ability to exert significant influence over our business and may make decisions with which other shareholders may disagree, including, among other things, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination. Additionally, potential conflicts of interest could exist when we enter into related party transactions with 734 Investors such as the recent Silver Nip merger agreement we entered into on December 1, 2014.

We are a “Controlled Company” under the NASDAQ Listing Rules and therefore are exempt from certain corporate governance requirements, which could reduce the influence of independent directors.

We are a “Controlled Company” under NASDAQ listing rules, because more than 50% of the voting power of our outstanding stock is controlled by 734 Investors. As a consequence, we are exempt from certain NASDAQ requirements including the requirement that:

•	Our Board of Directors be composed of a majority of independent directors;
•	The compensation of our officers be determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and
•	Nominations to the Board of Directors be made by a majority of the independent directors or a nominations committee composed solely of independent directors.

However, NASDAQ does require that our independent directors have regularly scheduled meetings at which only independent directors are present. In addition, Internal Revenue Code Section 162(m) requires that a compensation committee of outside directors (within the meaning of Section 162(m)) approve stock option grants to executive officers in order for us to be able to claim deductions for the compensation expense attributable to such stock options.

Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have an Audit Committee, a Compensation Committee and a Nominating and Governance Committee composed entirely of independent directors.

Although we currently comply with certain of the NASDAQ listing rules that do not apply to controlled companies, our compliance is voluntary, and there can be no assurance that we will continue to comply with these standards in the future. If in the future our Board of Directors elects to rely on the exemptions permitted by the NASDAQ listing standards and reduce the number or proportion of independent directors on our Board and its committees, the influence of independent directors would be reduced.

Sales of substantial amounts of our common stock by our largest shareholder could adversely affect the market price of our common stock.

Our largest shareholder 734 Investors beneficially owns approximately 51% of our common stock. Our stock is not heavily traded and our stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by 734 Investors or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

Our stock has low trading volume.

Although our stock trades on the NASDAQ Global Market, it is thinly traded and our average daily trading volume is low compared to the number of shares of common stock we had outstanding. The low trading volume of our stock can cause our stock price to fluctuate significantly as well as make it difficult for you to sell your shares quickly. As a result of our stock being thinly traded and/or our low stock price, institutional investors might not be interested in owning our stock.

We may not be able to continue to pay or maintain dividends and the failure to do so may negatively affect our share price.

We have historically paid regular quarterly dividends to the holders of our common stock which dividends were reduced beginning in the third fiscal quarter of 2014 in order to retain cash which increases our flexibility to reinvest in our business and pursue growth opportunities consistent with our mission. Our ability to pay dividends depends on, among other things, our cash flows, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our board of directors may, in its discretion, decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

Item  1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2014, Alico owned approximately 129,200 acres of land located in seven counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Lee	Alachua

Citrus Groves
Citrus Groves	18,400	5,200	5,000	6,900	1,300	-	-	-
Available for Sale	300	-	300	-	-	-	-	-
Total Citrus Groves	18,700	5,200	5,300	6,900	1,300	-	-	-

Improved Farmland:
Irrigated	1,800	1,800	-	-	-	-	-	-
Permitted but undeveloped	6,300	6,300	-	-	-	-	-	-
Available for Sale	36,000	36,000	-	-	-	-	-	-
Total Improved Farmland	44,100	44,100	-	-	-	-	-	-

Ranch Land and Conservation	64,500	60,500	-	4,000	-	-	-	-
Commercial	400	-	-	-	-	-	-	400
Mining	1,400	900	-	-	-	500	-	-
Other	100	100	-	-	-	-	-	-

Total	129,200	110,800	5,300	10,900	1,300	500	-	400

Approximately 43,277 acres of the properties listed are encumbered by credit agreements totaling $94,000,000 at September 30, 2014. For a more detailed description of the agreements and collateral please see “Item 8. Financial Statements”, “Note 11. Long-Term Debt” in Notes to Consolidated Financial Statements.

We currently collect mining royalties on a 526 acre parcel of land located in Glades County, Florida. These royalties do not represent a significant portion of our revenue or operating profits. We are seeking permits to develop an additional mine on an 886 acre parcel in Hendry County to be used as sand mine. Approximately 1,382 acres in Collier County are suitable for a rock mine. We are not currently pursuing permits for the Collier County mine given the low level of demand in the current market. The Hendry County parcel is currently classified as ranch land, while the Collier County parcel is classified as citrus.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or of which any of our property is subject to that we believe will have a material adverse effect on our business financial position or results of operations.

Item  4. Mine Safety Disclosure.

None.

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol ALCO. The high and low sales prices in each quarter in the fiscal years 2014 and 2013 are presented below:

	2014 Price		2013 Price
	High	Low	High	Low

Quarter Ended:
December 31	$39.15	$38.10	$38.78	$30.27
March 31	$38.48	$37.61	$47.00	$36.93
June 30	$37.68	$37.15	$46.48	$39.61
September 30	$38.30	$37.94	$47.60	$39.19

Holders

On October 31, 2014, our stock transfer records indicate there were approximately 288 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one shareholder.

Dividends

The following table presents cash dividends per common share declared in fiscal years 2014, 2013, and 2012 and paid in fiscal years 2015, 2014, and 2013:

Declaration Date	Record Date	Payment Date	Amount Paid Per Share
July 27, 2012	September 28, 2012	October 15, 2012	$0.04
September 27, 2012	December 28, 2012	January 14, 2013	$0.08
January 8, 2013	March 28, 2013	April 15, 2013	$0.08
May 2, 2013	June 28, 2013	July 15, 2013	$0.08
July 18, 2013	September 30, 2013	October 15, 2013	$0.08
September 25, 2013	December 31, 2013	January 14, 2014	$0.12
December 18, 2013	March 31, 2014	April 14, 2014	$0.12
April 10, 2014	June 30, 2014	July 14, 2014	$0.06
July 10, 2014	September 30, 2014	October 15, 2014	$0.06
October 02, 2014	December 31, 2014	January 15, 2015	$0.06

The Board of Directors reinstated a quarterly dividend policy during fiscal year 2012.

 Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2009 in our common stock, the S&P 500 and a Company-constructed peer group, which included Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
Sep 09
Sep 10
Sep 11
Sep 12
Sep 13
Sep 14
Alico, Inc.
S&P 500 Index
S&P Agricultural Products Index
Peer Group

(Includes reinvestment of dividends)

		INDEXED RETURNS
	Base	Years Ending
	Period
Company Name / Index	Sep 09	Sep 10	Sep 11	Sep 12	Sep 13	Sep 14
Alico, Inc.	100	79.45	67.40	108.43	144.07	134.59
S&P 500 Index	100	110.16	111.42	145.08	173.14	207.30
S&P Agricultural Products Index	100	113.77	96.58	114.82	153.79	203.80
Peer Group	100	92.84	64.88	87.73	100.82	118.65

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

The following table illustrates the shares remaining available for future issuance under the 2013 Incentive Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans

Plan Category:
Equity compensation plans approved by security holders	-	-	311,053

Total	-	-	311,053

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

Through September 30, 2014, the Company had purchased 29,305 shares and had available to purchase an additional 75,695 in accordance with the 2013 Authorization. The following table describes our purchases of our common stock during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

Date:
Month of July 2014	-	$-	-	75,695
Month of August 2014	-	$-	-	75,695
Month of September 2014	-	$-	-	75,695

We do not anticipate that any purchases under the Board of Directors’ authorizations will be made from any officer, director or control person.

We had various arrangements with UBS Investment Bank (“UBS”) between September 27, 2012 and November 1, 2013 to purchase securities under an authorization in accordance with the timing, price and volume restrictions contained in sections (b)(2)-(4) of Rule 10b-18. During the period from September 27 through November 1, 2013, UBS agreed to purchase securities according to various authorizations. The limit prices ranged from less than or equal to $31.00 per share to less than or equal to $40.00 per share at various times. The Company purchased 35,333 shares under this arrangement.

We purchased 35,333, 29,305, zero, and zero shares in the open market during the first, second, third and fourth quarters of fiscal year 2014, respectively, at a weighted average price of $38.47 per share.

Item 6. Selected Financial Data.

(in thousands, except per share amounts)	September 30,
	2014	2013	2012	2011	2010

Operating revenue	$88,680	$101,661	$127,187	$98,592	$79,792
Net income (loss) from continuing operations	$8,050	$19,646	$18,489	$7,097	$(623)
Income (loss) from continuing operations per weighted average common share	$1.09	$2.67	$2.51	$0.96	$(0.08)
Weighted average number of shares outstanding	7,354	7,357	7,355	7,363	7,374
Cash dividends declared per share	$0.24	$0.36	$0.20	$0.12	$0.10
Total assets	$203,567	$198,840	$185,083	$180,035	$188,817
Long-term obligations	$34,000	$36,000	$39,900	$57,158	$75,668

Notes regarding selected financial data:

During the year ended September 30, 2011, we utilized cash to reduce our outstanding debt by $18,510,000 resulting in a reduction in total assets and long-term obligations.

During the year ended September 30, 2012, we utilized cash from operations and investing activities to reduce our outstanding debt by approximately $17,258,000, resulting in a reduction in long-term obligations. Net income from continuing operations includes a gain on sale of real estate totaling $9,113,000 on land sold and impairment charges of $1,918,000 on assets held for sale on the consolidated balance sheet as of September 30, 2012.

During the year ended September 30, 2013, net income from continuing operations includes the gain on the sale of real estate totaling $20,300,000 on easements sold.

During the year ended September 30, 2014, net income from continuing operations includes the gain on the sale of real estate totaling $4,820,000 on land sold.

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

Overview

We manage our land based upon its primary usage and review its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include a citrus nursery, leasing mines and oil extraction rights to third parties.  We present our financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, we changed our internal operations to align with the way we manage our business operations. As a result, we have realigned our financial reporting segments to match our internal operations.  We have reclassified prior years to conform to the fiscal year 2013 presentation.  None of these changes affect our previously reported consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications.

We own approximately 129,200 acres of land in seven Florida counties (Alachua, Collier, DeSoto, Glades, Hendry, Lee and Polk), and operate five segments.

Segments

We operate five segments related to our various land holdings.

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•	Improved Farmland includes activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to a citrus nursery, rock mining royalties, oil exploration and other insignificant lines of business.

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

Alico Fruit’s operations primarily consist of providing supply chain management services to Alico, as well as to other citrus growers in the State of Florida. Alico Fruit also purchases and resells citrus fruit; in these transactions, Alico Fruit (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Therefore, Alico Fruit recognizes revenue based on the gross amounts due from customers for its marketing activities. Supply chain management service revenues are recognized when the services are performed.

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

Income Taxes - In preparing our consolidated financial statements, significant judgment is required to estimate our income taxes. Our estimates are based on our interpretations of federal and state laws. Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax basis of assets and liabilities. We regularly review our deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could be adjusted if estimates of future taxable income are adjusted. We apply a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. Adjustments to temporary differences, permanent differences or uncertain tax positions could materially impact our financial position, cash flows and results of operations.

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

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

•	Level 1- Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2- Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
•	Level 3- Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

Recent Accounting Pronouncements

Title	Prescribed Effective Date	Commentary
Update No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	12/15/2015 (Q1 2015)	The Company is still evaluating the impact of the adoption of the standard will have on its results of operations and financial position.

Update No. 2014-09—Revenue from Contracts with Customers (Topic 606)	12/15/2016 (Q1 2017)	The Company is still evaluating the impact of the adoption of the standard will have on its results of operations and financial position.

Recent Events

Sugarcane Disposition

On May 19, 2014, we entered into a triple net agricultural lease (the “USSC Lease”) with our sole sugarcane customer, United States Sugar Corporation (“USSC”) of approximately 30,600 gross acres of land in Hendry County, Florida historically used for sugarcane farming. As a result of this lease we were no longer directly engaged in sugarcane farming as of May 19, 2014.

On November 21, 2014, we sold approximately 36,000 acres of sugarcane land to Global Ag Properties USA LLC (“Global”), including the land leased to USSC above, for approximately $97,900,000 in cash and assigned the USSC Lease to the purchaser. As result of this disposition, we are no longer involved in sugarcane, and the Improved Farmland segment is no longer material to our business. The proceeds from the sale were reinvested on December 2, 2014 (see Orange-Co Acquisition) via a tax deferred like-kind exchange pursuant to Internal Revenue Code Section §1031.

Orange-Co Acquisition

On December 2, 2014, we completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement (the “Orange-Co Purchase Agreement”), dated as of December 1, 2014. The assets we purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte counties, Florida, which comprises one of the largest contiguous citrus grove properties in the state of Florida. The purchase price was approximately $274,000,000 including: (1) $147,500,000 in initial cash consideration, subject to adjustment as set forth in the Orange-Co Purchase Agreement; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on the 12- and 18-month anniversaries of the Closing Date; (3) the assumption and refinancing of Orange-Co’s outstanding debt including approximately $91,200,000 in term debt and a working capital facility of approximately $27,800,000; and (4) the assumption of certain other liabilities. On the Closing Date, the Company deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. (“Rabo”) in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

We concurrently entered into arrangements to finance the Orange-Co acquisition as follows:

Metlife Credit Agreement

We entered into a First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company under which they provided term loans in the aggregate principal amount of $182,500,000 and $25,000,000 in revolving credit commitments.

The Metlife Agreement amends and restates existing credit facilities, dated as of September 8, 2010 (as amended from time to time, the “Prior Credit Agreement”) between the Company and Rabo. Under the Prior Credit Agreement, we had a term loan in the initial principal amount of $40,000,000, of which $33,500,000 was outstanding at the date of refinancing and $60,000,000 in undrawn revolving credit commitments.

Rabo Credit Agreement

We entered into a Credit Agreement with Rabo under which they have provided a $70,000,000 revolving working capital line of credit for the Company.

Silver Nip Merger Agreement

On December 2, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), 734 Citrus Holdings, LLC (“Silver Nip Citrus”) and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus (see “Note 14. Related Party Transactions” in the Notes to Consolidated Financial Statements). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Silver Nip Citrus (the “Merger”), with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Company will issue shares of the Company’s common stock to the equity holders of Silver Nip Citrus as follows:

  at the effective time of the Merger, up to 1,463,544 shares of Common Stock, subject to certain adjustments set forth in the Merger Agreement for Silver Nip Citrus’s net indebtedness at the closing of the Merger, amounts related to certain groves specified in the Merger Agreement, certain Silver Nip Citrus transaction expenses and the trading price of the Common Stock; and
  thirty (30) days after the end of Silver Nip Citrus’s 2014-2015 citrus harvest season, an additional amount of shares of Common Stock, with the number of shares issued to be based on the net proceeds received by the Company from the sale of citrus fruit harvested on certain Silver Nip Citrus groves after the closing of the Merger, subject to certain adjustments set forth in the Merger Agreement for the cost to harvest the citrus fruit and the trading price of the Common Stock.

Completion of the Merger is conditioned, among other things, on: (1) approval of the Stock Issuance by a majority of the holders of the Company’s common stock voting at a special meeting or acting by written consent to approve the Stock Issuance and, if such approval is obtained through action by written consent, the expiration of a twenty (20)-day waiting period after the date an information statement of the Company prepared in accordance with Regulation 14C of the Exchange Act and such information statement, is delivered to the Company’s shareholders; (2) receipt of a final appraisal of the Silver Nip Citrus groves; (3) receipt of certain third-party consents; (4) completion of an audit of Silver Nip Citrus’s 2014 consolidated financials and receipt of an unqualified audit opinion; (5) material compliance by the other party with all of its obligations under the Merger Agreement; and (6) subject to certain exceptions, the accuracy of the representations and warranties of the other party subject to a material adverse effect standard (as defined in the Merger Agreement).

734 Investors, LLC (“734 Investors”), the Company’s majority shareholder, will seek the consent of a majority of its disinterested members to direct 734 Investors to approve the Stock Issuance by a written consent of its shares of Common Stock.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on its ranch land.

On December 11, 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments.

Other Transactions

On July 1, 2014, we sold a 2,800 acre parcel of land in Polk County, Florida for $5,623,000. This parcel was surplus to our operations and was classified as held for sale. This sale was part of a like-kind exchange transaction intended to qualify for tax-deferral treatment in accordance with Internal Revenue Code §1031.

On September 23, 2014, we purchased a 1,241 acre citrus grove (867 net tree acres) in DeSoto County, FL for a purchase price of approximately $16,500,000. The purchase price was funded from our cash and cash equivalents and $5,300,000 in funds from a 2014 like-kind exchange transaction in Polk County pursuant to Internal Revenue Code §1031.

Results of Operations

The following table sets forth a comparison of results of operations for the fiscal years ended September 30, 2014, 2013, and 2012:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2013	2012	$	%

Operating revenues:
Citrus Groves	$47,069	$43,689	$3,380	7.7%	$43,689	$55,423	$(11,734)	(21.2)%
Agricultural Supply Chain Management	12,376	28,412	(16,036)	(56.4)%	28,412	48,334	(19,922)	(41.2)%
Improved Farmland	20,429	21,917	(1,488)	(6.8)%	21,917	15,316	6,601	43.1%
Ranch and Conservation	8,172	6,755	1,417	21.0%	6,755	7,348	(593)	(8.1)%
Other Operations	634	888	(254)	(28.6)%	888	766	122	15.9%
Total operating revenues	88,680	101,661	(12,981)	(12.8)%	101,661	127,187	(25,526)	(20.1)%

Gross profit:
Citrus Groves	16,856	12,156	4,700	38.7%	12,156	24,428	(12,272)	(50.2)%
Agricultural Supply Chain Management	59	463	(404)	(87.3)%	463	641	(178)	(27.8)%
Improved Farmland	(927)	5,715	(6,642)	(116.2)%	5,715	3,742	1,973	52.7%
Ranch and Conservation	3,842	2,957	885	29.9%	2,957	3,851	(894)	(23.2)%
Other Operations	260	383	(123)	(32.1)%	383	(430)	813	(189.1)%
Total gross profit	20,090	21,674	(1,584)	(7.3)%	21,674	32,232	(10,558)	(32.8)%
Corporate, general and
administrative expenses	12,234	9,739	2,495	25.6%	9,739	8,490	1,249	14.7%

Income from operations	7,856	11,935	(4,079)	(34.2)%	11,935	23,742	(11,807)	(49.7)%
Other income (expense), net	3,927	19,740	(15,813)	(80.1)%	19,740	5,720	14,020	245.1%

Income before income taxes	11,783	31,675	(19,892)	(62.8)%	31,675	29,462	2,213	7.5%
Income taxes	(3,733)	(12,029)	8,296	(69.0)%	(12,029)	(10,973)	(1,056)	9.6%

Net income	$8,050	$19,646	$(11,596)	(59.0)%	$19,646	$18,489	$1,157	6.3%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the fiscal years ended September 30, 2014, 2013 and 2012:

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2013	2012	$	%

Revenue From:
Early and Mid Season	$19,281	$17,923	$1,358	7.6%	$17,923	$24,376	$(6,453)	(26.5)%
Valencias	25,093	23,216	1,877	8.1%	23,216	28,331	(5,115)	(18.1)%
Fresh Fruit	2,054	2,451	(397)	(16.2)%	2,451	2,582	(131)	(5.1)%
Other	641	99	542	NM	99	134	(35)	(26.1)%
Total	$47,069	$43,689	$3,380	7.7%	$43,689	$55,423	$(11,734)	(21.2)%

Boxes Harvested:
Early and Mid Season	1,645	1,900	(255)	(13.4)%	1,900	2,186	(286)	(13.1)%
Valencias	1,614	1,967	(353)	(18.0)%	1,967	2,171	(204)	(9.4)%
Total Processed	3,259	3,867	(608)	(15.7)%	3,867	4,357	(490)	(11.2)%

Fresh Fruit	185	251	(66)	(26.3)%	251	278	(27)	(9.7)%
Total	3,444	4,118	(674)	(16.4)%	4,118	4,635	(517)	(11.2)%

Pound Solids Produced:
Early and Mid Season	10,222	11,612	(1,390)	(12.0)%	11,612	14,030	(2,418)	(17.2)%
Valencias	10,826	13,134	(2,308)	(17.6)%	13,134	15,039	(1,905)	(12.7)%
Total	21,048	24,746	(3,698)	(14.9)%	24,746	29,069	(4,323)	(14.9)%

Pound Solids per Box:
Early and Mid Season	6.21	6.11	0.10	1.6%	6.11	6.42	(0.31)	(4.8)%
Valencias	6.71	6.68	0.03	0.4%	6.68	6.93	(0.25)	(3.6)%

Price per Pound Solid:
Early and Mid Season	$1.89	$1.54	$0.35	22.7%	$1.54	$1.74	$(0.20)	(11.5)%
Valencias	$2.32	$1.77	$0.55	31.1%	$1.77	$1.88	$(0.11)	(5.9)%

Price per Box:
Fresh Fruit	$11.10	$9.76	$1.34	13.7%	$9.76	$9.29	$0.47	5.0%

Operating Expenses:
Cost of Sales	$20,233	$19,803	$430	2.2%	$19,803	$17,822	$1,981	11.1%
Harvesting and Hauling	9,978	11,473	(1,495)	(13.0)%	11,473	13,173	(1,700)	(12.9)%
Other	2	257	(255)	(99.2)%	257	-	257	NM
Total	$30,213	$31,533	$(1,320)	(4.2)%	$31,533	$30,995	$538	1.7%

   -   -

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

The declines for fiscal year 2014 versus fiscal year 2013 in boxes harvested and pound solids produced are being driven by growing season fluctuations in production which may be attributable to various factors, including changes in weather, horticultural practices and the effects of diseases and pests, including Citrus Greening. The industry and the Company both experienced higher than normal premature fruit drop in certain areas of our groves and smaller sized fruit that contributed to the 16.4% smaller box harvest than prior year. Although our total pounds solid produced for fiscal year 2014 declined 14.9% versus the same period of the prior year, our total revenue increased 7.7% due to the significant increase in the price per pound solid for both the Early and Mid-Season and Valencia oranges.

The statewide environmental and horticultural factors described above have negatively impacted our citrus crops and certain key operating measures presented above. The Florida orange crop declined by 29,000,000 boxes or approximately 22% versus the prior year, and therefore our per acre production continues to significantly outpace the average production in the state of Florida.

The USDA, in its October 10, 2014 Citrus Crop Forecast indicated that it believes the Florida orange crop will increase from 104,600,000 boxes for the 2013/2014 crop year to 108,000,000 boxes for the 2014/2015 crop year, an increase of 3.3%.  However, we expect our 2015 processed boxes to be not materially less than our 2014 processed boxes on a per acre basis.  For fiscal year 2015, we expect that the forecasted slight increase in the size of the statewide crop could cause the price per pound solids for fiscal year 2015 to remain at or above the price for fiscal year 2014.  We expect that operating expenses for fiscal year 2015 will remain in-line with fiscal year 2014 on a per acre basis.

The increase in Citrus Groves gross profit for fiscal year 2014 versus fiscal year 2013 relates primarily to the increased prices and revenue discussed above offset by an increase of 2.2% in growing costs for the 2013/2014 harvesting season crop to $20,233,000 from $19,803,000. Per box harvest and hauling costs remained in line.

The decline in Citrus Groves gross profit for fiscal year 2013 versus fiscal year 2012 relates primarily to the change in revenue shown above plus an increase of 11.1% in growing costs for the fiscal year 2013 crop, primarily driven by increases in the market price of fertilizer.

Agricultural Supply Chain Management

The table below presents key operating measures for the fiscal years ended September 30, 2014, 2013 and 2012:

(in thousands, except per box and per pound solid data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2013	2012	$	%

Purchase and Resale of Fruit:
Revenue	$10,096	$22,858	$(12,762)	(55.8)%	$22,858	$41,319	$(18,461)	(44.7)%
Boxes Sold	836	2,377	(1,541)	(64.8)%	2,377	3,235	(858)	(26.5)%
Pound Solids Sold	5,195	14,839	(9,644)	(65.0)%	14,839	21,097	(6,258)	(29.7)%
Pound Solids per Box	6.21	6.24	(0.03)	(0.5)%	6.24	6.52	(0.28)	(4.3)%
Price per Pound Solids	$1.94	$1.54	$0.40	26.0%	$1.54	$1.96	$(0.42)	(21.4)%

Value Added Services:
Revenue	$1,891	$3,592	$(1,701)	(47.4)%	$3,592	$4,443	$(851)	(19.2)%
Value Added Boxes	652	2,761	(2,109)	(76.4)%	2,761	3,031	(270)	(8.9)%

Other Revenue	$389	$1,962	(1,573)	(80.2)%	$1,962	$2,572	(610)	(23.7)%

For fiscal year 2014 versus fiscal year 2013, the declines in Purchase and Resale of Fruit revenue, boxes sold and pound solids sold, as well as the declines in Value Added Services revenue and boxes, are all being primarily driven by a management decision to reduce the number of external boxes handled by Alico Fruit Company in fiscal year 2014 and to a lesser extent declines in Florida citrus production. The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

For fiscal year 2015, we would expect gross profit for both segments to remain relatively in-line with fiscal year 2014.

For fiscal year 2013 versus fiscal year 2012, the declines in Purchase and Resale of Fruit revenue, boxes sold, pound solids sold, pound solids per box and price per pound solids as well as the declines in Value Added Services revenue and boxes, are all being driven primarily by statewide harvest and market conditions as discussed under Citrus Groves above.

Improved Farmland

The table below presents key operating measures for the fiscal years ended September 30, 2014, 2013 and 2012:

(in thousands, except per net standard ton and per acre data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2013	2012	$	%

Revenue From:
Sale of Sugarcane	$17,428	$20,125	$(2,697)	(13.4)%	$20,125	$13,931	$6,194	44.5%
Molasses Bonus	817	800	17	2.1%	800	512	288	56.3%
Land Leasing	1,389	779	610	78.3%	779	873	(94)	(10.8)%
Other	795	213	582	NM	213	-	213	NM
Total	$20,429	$21,917	$(1,488)	(6.8)%	$21,917	$15,316	$6,601	43.1%

Net Standard Tons Sold	590	546	44	8.1%	546	339	207	61.1%

Price Per Net Standard Ton:
Sale of Sugarcane	$29.54	$36.86	$(7.32)	(19.9)%	$36.86	$41.09	$(4.23)	(10.3)%
Molasses	$1.38	$1.47	$(0.09)	(6.1)%	$1.47	$1.51	$(0.04)	(2.6)%

Net Standard Tons/Acre	35.20	41.14	(5.94)	(14.4)%	41.14	35.19	5.95	16.9%

Operating Expenses:
Cost of Sales	$14,368	$11,580	$2,788	24.1%	$11,580	$8,626	$2,954	34.2%
Harvesting and Hauling	3,759	4,298	(539)	(12.5)%	4,298	2,501	1,797	71.9%
Land Leasing Expenses	3,229	324	2,905	NM	324	447	(123)	(27.5)%
Total	$21,356	$16,202	$5,154	31.8%	$16,202	$11,574	$4,628	40.0%

 NM - Not Meaningful

For fiscal year 2014, the amount of acres used to produce sugarcane increased to 16,728 from 13,272 in fiscal year 2013. The increase in net standard tons sold is related to the increased acreage in production for fiscal year 2014 versus fiscal year 2013. The increase in production for fiscal year 2014 versus fiscal year 2013 is more than offset by the 19.9% decrease in price per net standard ton that has resulted from changes in market conditions. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our sugarcane land for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing sugarcane product to our processor and varies based upon the number of net standard tons produced.

The decrease in gross profit for fiscal year 2014 versus fiscal year 2013 is related primarily to the 19.9% decrease in price per standard ton discussed above, partially offset by a 1.6% decrease in growing costs per acre and a 19.1% decrease in harvest and hauling costs per net standard ton versus fiscal year 2013 which relates primarily to the elimination of long-haul charges related to the transportation of sugarcane via truck.

Additionally, the gross profit of the Improved Farmland segment was negatively impacted by a charge of approximately $2,300,000 in May 2014 recorded as an operating expense related to the reimbursement to the Company, at less than book value, for certain of our costs to develop and plant sugarcane, cultivate and care take sugarcane and purchase certain rolling stock used in our sugarcane operation. The charge relates to the triple net agricultural lease entered into with our sole sugarcane customer, USSC.

For fiscal year 2013 versus fiscal year 2012, the increases in revenues and net standard tons sold relate primarily to the increase in producing acres to 13,272 in fiscal year 2013 from 9,634 in fiscal year 2012 as well as a 16.9% increase in net standard tons per acre. The increase in production is partially offset by the decrease in price per net standard ton that resulted from changes in market conditions in fiscal year 2013 versus fiscal year 2012. Our Operating Expenses consist primarily of Cost of Sales and Harvesting and Hauling. Cost of Sales represents the cost of maintaining our sugarcane land for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling represents the cost of bringing sugarcane product to our processor and varies based upon the number of net standard tons produced.

The increase in gross profit for fiscal year 2013 versus fiscal year 2012 is related primarily to the increase in revenues discussed above and a 2.3% decrease in growing costs per acre versus fiscal year 2012. This increase is partially offset by a 5% increase in per net standard ton harvest and hauling costs versus of the prior year.

On November 21, 2014, we sold approximately 36,000 acres of sugarcane land to Global, including the land leased to USSC above, for approximately $97,900,000 in cash and assigned the USSC Lease to the purchaser. As result of this disposition, we are no longer involved in sugarcane, and the Improved Farmland segment is no longer material to our business.

Ranch and Conservation

The table below presents key operating measures for the fiscal years ended September 30, 2014, 2013 and 2012:

(in thousands, except per pound data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2013	2012	$	%

Revenue From:
Sale of Calves	$5,735	$4,797	$938	19.6%	$4,797	$5,181	$(384)	(7.4)%
Sale of Culls	1,118	560	558	99.6%	560	713	(153)	(21.5)%
Land Leasing	981	983	(2)	(0.2)%	983	1,067	(84)	(7.9)%
Other	338	415	(77)	(18.6)%	415	387	28	7.2%
Total	$8,172	$6,755	$1,417	21.0%	$6,755	$7,348	$(593)	(8.1)%

Pounds Sold:
Calves	2,964	3,229	(265)	(8.2)%	3,229	3,182	47	1.5%
Culls	1,181	680	501	73.7%	680	933	(253)	(27.1)%

Price Per Pound:
Calves	$1.93	$1.49	$0.44	29.5%	$1.49	$1.63	$(0.14)	(8.6)%
Culls	$0.95	$0.82	$0.13	15.9%	$0.82	$0.76	$0.06	7.9%

Operating Expenses:
Cost of Calves Sold	$3,569	$3,274	$295	9.0%	$3,274	$2,818	$456	16.2%
Cost of Culls Sold	456	280	176	62.9%	280	370	(90)	(24.3)%
Land Leasing Expenses	274	239	35	14.6%	239	309	(70)	(22.7)%
Other	31	5	26	NM	5	-	5	NM
Total	$4,330	$3,798	$532	14.0%	$3,798	$3,497	$301	8.6%

 NM - Not Meaningful

The increase in revenue from the sale of calves in fiscal year 2014 versus fiscal year 2013 results primarily from the increase in price per pound, partially offset by a slight decrease in pounds sold. The increase in cull revenue for fiscal year 2014 versus 2013 results from an increase in pounds sold and an increase in price per pound. The increase in gross profit for fiscal year 2014 versus 2013 relates primarily to the increased price per pound of beef.

For fiscal year 2015, we expect to have a breeding herd of approximately 9,300 cows and expect that the price per pound of beef sold will remain in line with the price per pound for fiscal year 2014. We expect operating expenses for fiscal year 2015 to remain relatively in-line with fiscal year 2014.

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

Other Operations

Other Operations includes leasing revenue of $321,00, $445,000, and $480,000 for fiscal years 2014, 2013 and 2012, respectively and gross profit of $131,000, $155,000, and 179,000 for fiscal years 2014, 2013 and 2012, respectively.

General and Administrative

The increase in general and administrative expenses for fiscal year 2014 versus the fiscal year 2013 relates primarily to costs incurred related to the change in control described in “Recent Events,” which totaled $2,600,000 and a $1,800,000 increase in professional fees related to business development.

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

Income Tax Expense

Our effective tax rates were 31.9%, 38.0% and 37.2% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The change in rate in fiscal year 2014 versus fiscal year 2013 relates primarily to changes in the relative magnitude of various permanent book-tax differences.

At September 30, 2014, we had $58,001,000 of gross deferred tax assets comprised primarily of $27,200,000 of capital loss carry-forwards expiring in fiscal year 2018, $16,159,000 of state bonus depreciation disallowance, $8,284,000 of outside basis difference related to our investment in Alico-Agri, Ltd., and $4,198,000 of accrued pension costs. No valuation allowance was recorded on any of our deferred tax assets. We expect to realize all of our deferred tax assets prior to their expiration, if any.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2014	2013	Change

Cash and cash equivalents	$30,779	$24,583	$6,196
Investments	$263	$260	$3
Total current assets	$112,072	$59,795	$52,277
Total current liabilities	$15,696	$11,491	$4,205
Working capital	$96,376	$48,304	$48,072
Total assets	$203,567	$198,840	$4,727
Notes payable	$34,000	$36,000	$(2,000)
Current ratio	7.14 to 1	5.20 to 1

We believe that our current cash position, revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for at least the next 12 months. We have a $60,000,000 revolving line of credit (“RLOC”) which was available for our general use at September 30, 2014 (see “Note 11. Long-Term Debt” in the Notes to Consolidated Financial Statements).

The net increase in cash and cash equivalents was primarily due to the following factors:

•	Cash provided by operations of $27,452,000,
•	Capital expenditures of $13,108,000,
•	Acquisition of Citrus Grove of $16,517,000,
•	Disposal of property and equipment of $14,473,000,
•	Principal payments on debt of $2,000,000,
•	Treasury stock purchases of $4,844,000, and
•	Dividends paid of $2,781,000

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for fiscal years 2014, 2013 and 2012:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2014	2013	Change	2013	2012	Change

Net Income	$8,050	$19,646	$(11,596)	$19,646	$18,489	$1,157
Depreciation and Amortization	7,880	9,675	(1,795)	9,675	8,429	1,246
Net Gain on Sale of Property
and Equipment	(4,369)	(20,894)	16,525	(20,894)	(8,800)	(12,094)
Other Non-Cash Income Expenses	278	9,907	(9,629)	9,907	6,205	3,702
Change in Working Capital	15,613	(4,908)	20,521	(4,908)	(688)	(4,220)

Cash provided by operations	$27,452	$13,426	$14,026	$13,426	$23,635	$(10,209)

The factors contributing to the decrease in net income for the fiscal year 2014 versus fiscal year 2013 are discussed in “Results of Operations.” The net gain on the sale of property and equipment decreased from fiscal year 2013 due to the closing of the Conservation Easement offset by the closing of the Polk County sale in in fiscal year 2014. Depreciation and Amortization decreased versus year ended 2013 due to the sale of the property and equipment to USSC and the elimination of capitalized sugarcane planting costs. Change in Working Capital decreased due to the elimination of sugarcane inventory and the increased income tax payable both due to the sale to USSC as well an increase in advance lease payments and an increase in capital lease obligation in fiscal year 2014.

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

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for fiscal years 2014, 2013 and 2012:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2014	2013	Change	2013	2012	Change

Purchases of property and equipment:
Sugarcane planting	$(2,690)	$(3,430)	$740	$(3,430)	$(4,444)	$1,014
Improvements to farmland	(904)	(4,365)	3,461	(4,365)	(5,153)	788
Citrus nursery	(6,358)	(1,973)	(4,385)	(1,973)	-	(1,973)
Citrus tree development	(1,488)	(977)	(511)	(977)	(895)	(82)
Breeding herd purchases	(1,286)	(3,804)	2,518	(3,804)	(807)	(2,997)
Rolling stock, equipment and other	(382)	(4,375)	3,993	(4,375)	(4,622)	247

Total	(13,108)	(18,924)	5,816	(18,924)	(15,921)	(3,003)

Acquisition of Citrus business	$(16,517)	$-	(16,517)	$-	$-	-
Disposal of property and equipment	14,473	24,381	(9,908)	24,381	18,095	6,286
Return on investment in Magnolia	3,814	1,179	2,635	1,179	4,735	(3,556)
Other	10	35	(25)	35	769	(734)

Cash provided by (used in) investing activities	$(11,328)	$6,671	$(17,999)	$6,671	$7,678	$(1,007)

For fiscal year 2014 versus fiscal year 2013, Net Cash Used in Investing Activities increased by $17,999,000. The factors contributing to the increase are related primarily to the acquisition of the Citrus business for $16,517,000 as well as the decrease in disposal of property and equipment related to the Conservation Easement land sale in 2013 offset by the Polk County land sale and property and equipment sold to USSC in fiscal year 2014. Purchases of property and equipment have decreased overall due to a decrease in the number of cows and bulls purchased to augment our breeding herd, a decrease in purchases of rolling stock, equipment and other assets as well as improvement to farmland related to the completion of the sugarcane expansion in fiscal year 2013, partially offset by capital expenditures related to the building of our citrus tree nursery in fiscal year 2014. The increase in the return on investment in Magnolia versus fiscal year 2013 relates primarily to the reinstatement of cash distributions by Magnolia after its conversion of a large portion of its tax certificate portfolio to tax deeds.

For fiscal year 2013 versus fiscal year 2012, Net Cash Provided by Investing Activities decreased slightly. The factors contributing to the decrease include an increase in purchases of property and equipment related primarily to completing the conversion of undeveloped and permitted land to approximately 4,000 producing acres of improved farmland in the current year period. Also included in purchases of property and equipment are the costs associated with planting the additional 4,000 acres of sugarcane as well as approximately 1,200 acres of previously fallow sugarcane land, the purchase of 396 acres of land in Alachua County for use as a citrus nursery and the purchase of approximately 2,200 additional heifers. The increase in disposal of property and equipment relates to the timing of the closings of the various sales recorded in the Statement of Comprehensive Income for fiscal year 2013 and 2012. The decrease in the return on investment in Magnolia versus fiscal year 2012 relates primarily to the suspension of cash distributions by Magnolia during the first three quarters of fiscal year 2013 while it converted a large portion of its tax certificate portfolio to tax deeds. Cash distributions re-commenced in the fourth quarter of fiscal year 2013 and are expected to continue until the investment is repaid in full.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for fiscal year 2014 and 2013:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2014	2013	Change	2013	2012	Change

Principal payments on notes payable	$(2,000)	$(3,900)	$1,900	$(3,900)	$(3,279)	$(621)
Net repayments on revolving line of credit	-	-	-	-	(13,979)	13,979
Treasury stock purchases	(4,844)	(2,894)	(1,950)	(2,894)	(298)	(2,596)
Capital lease payment	(303)	-	(303)	-	-	-
Dividends paid	(2,781)	(2,048)	(733)	(2,048)	(1,765)	(283)

Cash used in financing activities	$(9,928)	$(8,842)	$(1,086)	$(8,842)	$(19,321)	$10,479

The decrease in principal payments on notes payable for fiscal year 2014 relates to the payoff of the Farm Credit Mortgage in fiscal year 2013 (see “Note 11. Long-Term Debt” in the Notes to Consolidated Financial Statements). Additionally, we increased our repurchases of stock for fiscal year 2014 subject to the provisions of SEC rule 10b-18 in order to fund grants under the 2013 incentive equity plans (see “Note 12. Treasury Stock” in the Notes to Consolidated Financial Statements).

The increase in principal payments on notes payable for fiscal year 2013 relates to the payoff of the Farm Credit Mortgage (see “Note 11. Long-Term Debt” in the Notes to Consolidated Financial Statements). During fiscal year 2012, we paid down the revolving line of credit as shown above. No net repayments were made in fiscal year 2013. We increased our repurchases of stock for fiscal year 2013 subject to the provisions of SEC rule 10b-18 in order to fund grants under the 2008 and 2013 incentive equity plans (see “Note 12. Treasury Stock” in the Notes to Consolidated Financial Statements).

Contractual Obligations and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table presents our significant contractual obligations and commercial commitments on an undiscounted basis at September 30, 2014 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years

Long-Term Debt	$34,000	$2,000	$4,000	$4,000	$24,000
Interest on Long-Term Debt	4,003	787	1,431	1,238	547
Citrus Purchase Contracts	12,152	6,994	5,158	-	-
Retirement Benefits	13,680	352	714	535	12,079
Consulting/Non-Compete Agreement	1,167	1,000	167	-	-
Operating Leases	1,231	578	653	-	-
Capital Leases	1,142	303	606	233	-

Total	$67,375	$12,014	$12,729	$6,006	$36,626

Interest is estimated on our long-term debt at 2.40% for the Rabo term loan and revolving line of credit. See Item 8. Financial Statements and Schedules, Note 11. Long Term Debt in the Notes to Consolidated Financial Statements.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $12,152,000 at September 30, 2014 for delivery in fiscal years 2015 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2014. Alico held various financial instruments at September 30, 2014 and 2013, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. The Company’s primary long-term obligations are floating rate debt and are not subject to fair value risk. A one percentage-point increase in prevailing interest rates would have resulted in an increase in interest expense of $347,500 before income taxes for the year ended September 30, 2014.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 12, 2014 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Orlando, Florida
December 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alico, Inc.

We have audited Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014, and our report dated December 12, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Orlando, Florida
December 12, 2014

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$30,779	$24,583
Investments	263	260
Accounts receivable, net	3,847	4,266
Inventories	19,929	29,403
Assets held for sale	56,681	-
Other current assets	573	1,283
Total current assets	112,072	59,795

Investment in Magnolia Fund	1,435	5,086
Investments, deposits and other non-current assets	1,933	1,991
Cash surrender value of life insurance	695	897
Property, buildings and equipment, net	87,432	131,071
Total assets	$203,567	$198,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,729	$1,729
Long-term debt, current portion	2,000	2,000
Accrued expenses	1,618	2,354
Income taxes payable	4,572	1,171
Dividend payable	442	1,461
Accrued ad valorem taxes	1,850	1,634
Other current liabilities	3,485	1,142
Total current liabilities	15,696	11,491

Long-term debt, net of current portion	32,000	34,000
Capital lease obligation, noncurrent	839	-
Deferred income taxes	5,739	6,584
Deferred retirement benefits, net of current portion	3,856	4,029
Total liabilities	58,130	56,104

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	-	-
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and 7,361,340 and 7,303,568 shares outstanding at September 30, 2014 and September 30, 2013, respectively	7,377	7,377
Additional paid in capital	3,742	9,496
Treasury stock at cost, 15,766 and 73,538 shares held at September 30, 2014 and September 30, 2013, respectively	(650)	(2,816)
Retained earnings	134,968	128,679
Total stockholders’ equity	145,437	142,736
Total liabilities and stockholders’ equity	$203,567	$198,840

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2014	2013	2012
Operating revenues:
Citrus Groves	$47,069	$43,689	$55,423
Agricultural Supply Chain Management	12,376	28,412	48,334
Improved Farmland	20,429	21,917	15,316
Ranch and Conservation	8,172	6,755	7,348
Other Operations	634	888	766
Total operating revenue	88,680	101,661	127,187

Operating expenses:
Citrus Groves	30,213	31,533	30,995
Agricultural Supply Chain Management	12,317	27,949	47,693
Improved Farmland	21,356	16,202	11,574
Ranch and Conservation	4,330	3,798	3,497
Other Operations	374	505	1,196
Total operating expenses	68,590	79,987	94,955

Gross profit	20,090	21,674	32,232
Corporate general and administrative	12,234	9,739	8,490

Income from operations	7,856	11,935	23,742

Other (expense) income:
Interest and investment income, net	131	704	97
Interest expense	(969)	(1,257)	(1,616)
Gain on sale of real estate	4,820	20,299	9,113
Impairment of assets held for sale	-	-	(1,918)
Other income (loss), net	(55)	(6)	44
Total other income, net	3,927	19,740	5,720

Income before income taxes	11,783	31,675	29,462
Income taxes	3,733	12,029	10,973

Net income attributable to common shareholders	8,050	19,646	18,489

Comprehensive income, net of tax effect	-	-	-

Comprehensive income attributable to common shareholders	$8,050	$19,646	$18,489

Weighted-average number of shares outstanding:
Basic	7,336	7,313	7,355
Diluted	7,354	7,357	7,355
Earnings per common share:
Basic	$1.10	$2.69	$2.51
Diluted	$1.09	$2.67	$2.51

Cash dividends declared per common share	$0.24	$0.36	$0.20

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Treasury Stock at Cost	Retained Earnings
	Shares Issued	Amount				Total

Balance at September 30, 2011	7,377	7,377	9,212	(862)	94,935	110,662

Net income	-	-	-	-	18,489	18,489
Dividends	-	-	-	-	(1,765)	(1,765)
Treasury stock purchases	-	-	-	(298)	-	(298)
Stock-based compensation:
Directors	-	-	(104)	589	-	485
Employees	-	-	(55)	28	-	(27)

Balance at September 30, 2012	7,377	7,377	9,053	(543)	111,659	127,546

Net income	-	-	-	-	19,646	19,646
Dividends	-	-	-	-	(2,626)	(2,626)
Treasury stock purchases	-	-	-	(2,894)	-	(2,894)
Stock-based compensation:
Directors	-	-	392	591	-	983
Employees	-	-	51	30	-	81

Balance at September 30, 2013	7,377	7,377	9,496	(2,816)	128,679	142,736

Net income	-	-	-	-	8,050	8,050
Dividends	-	-	-	-	(1,761)	(1,761)
Treasury stock purchases	-	-	-	(4,844)	-	(4,844)
Stock-based compensation:
Directors	-	-	(26)	1,087	-	1,061
Employees	-	-	(5,728)	5,923	-	195

Balance at September 30, 2014	7,377	$7,377	$3,742	$(650)	$134,968	$145,437

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2014	2013	2012

Cash flows from operating activities:
Net income	$8,050	$19,646	$18,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,880	9,675	8,429
Non-cash gains and losses	202	(35)	(288)
Magnolia fund undistributed earnings	(163)	(658)	(59)
Deferred income tax (benefit) expense, net	(845)	9,062	6,005
Deferred retirement benefits	(173)	615	89
Gain on sale of property and equipment, net	(4,369)	(20,894)	(8,800)
Asset impairments	-	-	1,918
Stock based compensation	1,256	923	458
Changes in operating assets and liabilities:
Accounts receivable	419	(1,195)	(143)
Inventories	9,474	(2,113)	(4,917)
Accounts payable and accrued expenses	1,253	(3,727)	2,499
Income tax payable/receivable	3,401	2,014	(144)
Other	1,067	113	99
Net cash provided by operating activities	27,452	13,426	23,635

Cash flows from investing activities:
Purchases of property and equipment	(13,108)	(18,924)	(15,921)
Acquisition of Citrus business	(16,517)	-	-
Decrease (increase) in restricted cash	-	2,500	(2,500)
(Decrease) increase in real estate deposits	-	(2,500)	2,500
Proceeds from disposals of property and equipment	14,473	24,381	18,095
Return on investment in Magnolia	3,814	1,179	4,735
Proceeds from sales of investments	-	-	732
Collections of mortgages and notes receivable	10	35	37
Net cash provided by (used in) investing activities	(11,328)	6,671	7,678

Cash flows from financing activities:
Principal payments on notes payable	(2,000)	(3,900)	(3,279)
Borrowings on revolving line of credit	-	5,661	127,319
Repayments on revolving line of credit	-	(5,661)	(141,298)
Treasury stock purchases	(4,844)	(2,894)	(298)
Capital lease payments	(303)	-	-
Dividends paid	(2,781)	(2,048)	(1,765)
Net cash used in financing activities	(9,928)	(8,842)	(19,321)

Net increase in cash and cash equivalents	6,196	11,255	11,992
Cash and cash equivalents at beginning of period	24,583	13,328	1,336

Cash and cash equivalents at end of period	$30,779	$24,583	$13,328

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$954	$1,048	$1,685
Cash paid for income taxes	$1,177	$952	$5,142
Supplemental disclosure of non-cash activities:
Capital leases for purchase of equipment	$1,400	$-	$-

See accompanying notes to consolidated financial statements.

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014, 2013 and 2012

Note 1. Nature of Operations

Alico Inc. (“Alico”) and its wholly owned subsidiaries (collectively, the “Company”) are an agribusiness and land management company. The Company owns approximately 129,200 acres of land in seven Florida Counties (Alachua, Collier, DeSoto, Glades, Hendry, Lee and Polk); and in addition to principal lines of business in citrus groves, improved farmland land leasing, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Note 2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidations

The audited consolidated financial statements include the accounts of Alico, Inc., and its wholly owned subsidiaries. The audited consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows of Alico, Inc. and its wholly-owned subsidiaries. The Company’s subsidiaries include: Alico Land Development, Inc. (“ALDI”), Agri-Insurance Company, Ltd. (“Agri-Insurance”), Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC (“Alico Fruit”) (formerly Bowen Brothers Fruit Company, LLC”) and Alico Citrus Nursery, LLC. Agri-Insurance was liquidated in September 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company considers the criteria established under FASB ASC 810, Consolidations in its consolidation process. These audited consolidated financial statements should be read in conjunction with the notes thereto included in this Annual Report.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

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

Cash and Cash Equivalents

Cash includes cash on hand, bank demand accounts and money market accounts having original maturities at acquisition date of 90 days or less. At various times throughout the year and at September 30, 2014, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances and believes credit risk to be minimal.

Accounts receivable

Accounts receivable are generated from the sale of citrus, cattle, leasing and other transactions. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s account.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate their fair value because of the immediate or short term nature of these assets and liabilities. The carrying amounts of long-term debt approximates fair value because the transactions are with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations (see “Note 3. Fair Value Measurements” in the Notes to Consolidated Financial Statements).

Major Customers

Revenues and receivables from the Company’s major customers are as follows for the years ended September 30, 2014, 2013 and 2012:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2014	2013	2014	2013	2012	2014	2013	2012

USSC	$2,962	$3,004	$19,633	$21,056	$14,442	22.1%	20.7%	11.4%
Florida Orange Marketers, Inc.	$-	$-	$23,826	$15,689	$22,219	26.9%	15.4%	17.5%
Citrosuco North America, Inc.	$-	$-	$804	$11,092	$18,895	0.9%	10.9%	14.9%
Louis Dreyfus	$-	$-	$24,135	$26,246	$29,344	27.2%	25.8%	23.1%
Cutrale Citrus Juice	$-	$-	$3,984	$6,300	$13,156	4.5%	6.2%	10.3%

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

Inventories

The costs of growing crops are capitalized into inventory throughout the Company’s crop year. Such costs are expensed when the crops are harvested and are recorded in citrus groves management and improved farmland management operating expenses in the Statement of Comprehensive Income. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1 through the Balance Sheet date (see “Note 5. Inventories” in the Notes to Consolidated Financial Statements).

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
47

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets over the remaining lives of the assets are less than the carrying amounts of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. The net carrying value of assets not recoverable is reduced to fair value (see “Note 7. Property, Building and Equipment, Net” in the Notes to Consolidated Financial Statements for further discussion).

Investments, Deposits and Other Non-Current Assets

Investments, deposits and other non-current assets primarily include stock owned in agricultural cooperatives and loan origination fees. Investments in stock related to agricultural co-ops and deposits are carried at cost, as are deferred loan fees related to the issuance of bank facilities, net of amortization. The Company utilized a cooperative to harvest its sugarcane. The cooperatives require members to acquire stock ownership as a condition for the use of its services. Due to the Company’s cessation of sugarcane farming in May, the company expects the return of the stock value in November following the conclusion of the harvesting season.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and restricted stock unless the effect is anti-dilutive. There were no stock options outstanding at September 30, 2014, 2013 and 2012. Non-vested restricted shares entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of basic earnings per share.

The following table presents a reconciliation of basic to diluted weighted average shares outstanding for fiscal years ended September 30, 2014, 2013 and 2012:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Weighted Average Shares Outstanding - Basic	7,336	7,313	7,355
Unvested Restricted Stock Awards	18	44	-

Weighted Average Shares Outstanding - Diluted	7,354	7,357	7,355

Stock-Based Compensation

Stock-based compensation cost is measured based on the fair value of the award at the grant date and is typically recognized as expense on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from shares held in treasury.

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

Alico measures the cost of employee services on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

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

Total stock-based compensation expense recognized on the Consolidated Statements of Comprehensive Income for the three years ended September 30, 2014 in other operations and general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Stock compensation expense:
Executives	$195	$81	$(27)
Board of Directors	1,061	842	485

Total stock compensation expense	$1,256	$923	$458

The Company is recognizing compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award.

For the year ended September 30, 2014, the Company issued 24,161 shares to Directors under the 2008 and 2013 Plans at a weighted average fair value of $37.61 per share that vested immediately. Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income in general and administrative expense was $1,256,000, $923,000 and $458,000 for the years ended September 30, 2014, 2013 and 2012. There are 311,053 shares eligible for grant under the 2013 Plan.

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

All of the shares of restricted stock awarded under the Long-Term Incentive Program vested automatically upon the acquisition by 734 Investors, LLC of a controlling interest in the Company. As a result, the Company issued 152,403 shares of treasury stock in January 2014, before withholdings for income taxes. The Company has recognized $195,000 of stock-based compensation expense related to the acceleration of vesting of these grants during fiscal year 2014. In December 2013, the Company determined that it would repurchase half of the gross shares awarded to NEOs other than the CEO totaling 58,610 shares immediately upon their issuance for the purpose of retaining treasury shares for future issuance.

No stock options were granted in fiscal 2014, 2013 or 2012.

Variable Interest and Equity Method Investments

The Company evaluates the method of accounting for investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether Alico is the primary beneficiary of the investee. Investments not qualifying for consolidation are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the balance sheet and as a non-operating item in the income statement. The Company accounts for its investment in Magnolia in accordance with the equity method (see “Note 6. Investment in Magnolia Fund” in the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncement

Title	Prescribed Effective Date	Commentary
Update No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	12/15/2015 (Q1 2015)	The Company is still evaluating the impact of the adoption of the standard will have on its results of operations and financial position.

Update No. 2014-09—Revenue from Contracts with Customers (Topic 606)	12/15/2016 (Q1 2017)	The Company is still evaluating the impact of the adoption of the standard will have on its results of operations and financial position.
50

Note 3. Fair Value Measurements

The Company follows the provisions of ASC 820 Fair Value Measurements and Disclosure Topic for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash, certificates of deposits, accounts receivable, accounts payable and accrued expenses at September 30, 2014 and 2013, approximate fair value because of the immediate or short term maturity of these items. In the event that stated interest rates are below market, Alico discounts mortgage notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to assets held at 2014, 2013 and 2012.

Alico uses third party service providers to assist in the evaluation of its investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.7% and 4.2% at September 30, 2014 and 2013, respectively.

Note 4. Investments, deposits and other assets

Investments, deposits and other assets consist of the following:

(in thousands)	September 30, 2014			September 30, 2013
	Current	Non-Current	Total	Current	Non-Current	Total

Certificates of deposit	$263	$-	$263	$260	$-	$260
Loan origination fees	-	762	762	-	836	836
Stock in agricultural cooperatives	-	772	772	-	516	516
Deposits	-	34	34	-	326	326
Water permits	-	240	240	-	259	259
Other	-	125	125	-	54	54

Total	$263	$1,933	$2,196	$260	$1,991	$2,251
51

Note 5. Inventories

Inventories consist of the following at September 30, 2014 and 2013:

(in thousands)	September 30,
	2014	2013

Unharvested fruit crop on the trees	$18,305	$16,329
Unharvested sugarcane	-	11,728
Beef cattle	1,022	1,200
Other	602	146

Total Inventories	$19,929	$29,403

The Company records its inventory at the lower of cost or net realizable value. For the years ended September 30, 2014, 2013 and 2012, the Company did not record any adjustments to reduce inventory to net realizable value.

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

The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter. Based on the August 31, 2014, unaudited internal financial statements of Magnolia, Alico recorded net investment income of $163,000 for the year ended September 30, 2014. The Company recorded net investment income of $658,000 for the year ended September 30, 2013, and $59,000 for the year ended September 30, 2012. Magnolia made certain distributions during the year ended September 30, 2014, 2013 and 2012; the Company’s share of those distributions was approximately $3,814,000, $1,179,000 and $4,735,000, respectively.

Note 7. Property, Buildings and Equipment, Net

Property, buildings and equipment, net consist of the following at September 30, 2014 and 2013:

(in thousands)	September 30,
	2014	2013

Breeding herd	$11,558	$12,234
Buildings	15,220	11,587
Citrus trees	45,257	34,188
Sugarcane	-	16,199
Equipment and other facilities	50,499	47,278

Total depreciable properties	122,534	121,486
Less accumulated depreciation and depletion	(63,031)	(71,857)

Net depreciable properties	59,503	49,629
Land and land improvements	27,929	81,442

Net property, buildings and equipment	$87,432	$131,071

Due to the continued pressure on market prices of real estate in Florida, the Company evaluated several of its properties for impairment at September 30, 2014, 2013 and 2012. In conducting its evaluation, the Company reviewed the estimated non-discounted cash flows from each of the properties or obtained independent third party appraisals from a qualified real estate appraiser and determined there were no impairments except for $1,918,000 in 2012 related to certain Lee County land.

Sugarcane Lease

On May 19, 2014, the Company entered into a triple net agricultural lease with its sole sugarcane customer, United States Sugar Corporation, of approximately 30,600 gross acres of land in Hendry County, Florida used for sugarcane farming which includes 19,181 acres planted or plantable to sugar. As a result of the Lease, the Company is no longer directly engaged in sugarcane farming.

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

The annual base rent under the Lease is approximately $3,548,000 is payable to the Company on or before the first day of each lease year (May 1). The Tenant is obligated to pay additional rent per net cane acre annually if the year-end average net selling price per hundred weight is greater than or equal to $28.00. This effectively increases the rent in the event sugar prices rise in the future. During fiscal year 2014, the Company has recognized $1,389,000 under this lease agreement, respectively.

The Lease also provided for a one-time reimbursement to the Company, at book value, for certain of our costs to develop and plant sugarcane (Property, Buildings and Equipment), cultivate and care take sugarcane (Inventory) and for the purchase of certain rolling stock (Property, Buildings and Equipment) used in our sugarcane operation. We had a combined book value of approximately $11,100,000 in planting and caretaking costs and approximately $2,200,000 net book value for the rolling stock. After negotiation with USSC, we agreed to a one time reimbursement of approximately $8,800,000 in plant cane and caretaking costs and a sales price of approximately $2,200,000 for the rolling stock. Therefore, the Company recorded a one-time charge of approximately $2,300,000 in the quarter ended June 30, 2014 as an operating expense in the Improved Farmland segment. In addition, we also received the annual base rent payment of approximately $3,548,000 for a total payment of approximately $14,600,000 from USSC on July 1, 2014.

Polk County property sale

On July 1, 2014, the Company sold a 2,800 acre parcel of land in Polk County, Florida for $5,623,000. This parcel was surplus to our operations and was classified as held for sale. This sale was part of a like-kind exchange transaction that qualifies for tax-deferral treatment in accordance with Internal Revenue Code §1031.

Acquisition of Citrus Grove

On August 8, 2014, the Company and Premiere Agricultural Properties, LLC entered into a Purchase and Sale Agreement pursuant to which the Company purchased all of the assets on a 1,241 acre citrus grove (867 net tree acres) in DeSoto County, FL for a purchase price of approximately $16,517,000. The transaction was closed on September 23, 2014. The purchase price was funded from the Company’s cash and cash equivalents and $5,300,000 in funds from a 2014 like-kind exchange transaction in Polk County pursuant to Internal Revenue Code §1031. We acquired the citrus acres to increase the size of our citrus groves which we believe strengthens our market position.

The total cost of the acquisition was allocated to the assets acquired based on their estimated respective fair values in accordance with ASC 805, Business Combinations and was accounted for using the acquisition method of accounting.

The assets acquired in the acquisition were recorded in the quarter ended September 30, 2014. The results of operations have been included in our consolidated statements of income since September 23, 2014, the date of closing. Pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s consolidated financial statements and are not presented.

Assets acquired in the acquisition are as follows:

(in thousands)	Amount

Inventories	$1,148
Property, Buildings and Equipment:
Equipment and other facilities	1,834
Land	3,902
Citrus Trees	9,633

Total cash paid	$16,517

Alachua County Property

In fiscal year 2013, the Company purchased 396 acres in Alachua County, Florida for $1,175,000. The Company is currently building a citrus tree nursery on the property and will utilize the trees produced in its own operations and sell excess trees to citrus growers in the state of Florida.

Sale of Easement

In fiscal year 2013, the Company closed a warranty easement deed with the United States Department of Agriculture, through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. The Company will retain title to the Property and the right to various recreational uses including hunting, fishing and leasing of such rights. Additionally, the Company reserves the right to subsurface resources including oil, gas, minerals and geothermal resources underlying the easement area and the right to water uses and water rights identified as reserved to us. As a result of the transaction, the Company recorded a gain of $20,343,000 in its Statement of Comprehensive Income for the fiscal year ended September 30, 2013.

Note 8. Assets held for sale

At September 30, 2014 the assets held for sale comprised of the following:

(in thousands)	September 30,
2014

Citrus, land and land improvements	$2,700
Sugarcane, land and land improvements	53,981

Assets held for sale	$56,681

Purchase and Sale Agreement

On August 8, 2014, we entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Terra Land Company (“Terra”) to sell approximately 30,959 gross acres of land located in Hendry County, Florida used for sugarcane production for a base purchase price of $91,436,000. The base purchase price was subject to a valuation adjustment in the event that either the net farmable acres or net support acres of the land were more or less than the amounts in the Purchase Agreement by one percent (1%) or greater.

On November 21, 2014, via various amendments to the Purchase Agreement, we completed the sale to Global Ag Properties USA LLC of approximately 36,000 gross acres of land located in Henry County, Florida used for sugarcane production for a purchase price of $97,900,000 pursuant to the Purchase and Sale Agreement dated August 8, 2014. Global is a wholly-owned subsidiary of Terra. We have also assigned our interest in the USSC Lease to Global in conjunction with the sale. The parties have made customary representations, warranties, covenants and agreements in the Purchase Agreement.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014 the Improved Farmland segment was no longer material to our business.

Our sugarcane land has been classified as assets held for sale as of September 30, 2014, however the sugarcane operation has not been classified as a discontinued operation due to the Company’s continuing involvement and continuing cash outflows in the operation pursuant to a Post-Closing Agreement in association with the Global land sale.

Note 9. Accrued Expenses

Accrued expenses consist of the following at September 30, 2014 and 2013:

(in thousands)	September 30,
	2014	2013

Accrued employee wages and benefits	$442	$687
Accrued interest	270	307
Current portion of retirement benefits payable	342	342
Inventory received but not invoiced	197	885
Other	367	133

Total accrued expenses	$1,618	$2,354

Note 10. Other Current Liabilities

Other current liabilities consist of the following at September 30, 2014 and 2013:

(in thousands)	September 30,
	2014	2013

Deposits - Farm land leases	$2,641	$481
Deposits - Recreation land leases	572	621
Deposits - Other	14	40
Capital Lease	258	-

Total other current liabilities	$3,485	$1,142

Note 11. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Revolving Line of Credit	Term Loan	Total Credit Facility

September 30, 2014
Principal balance outstanding	$-	$34,000	$34,000
Remaining available credit	$60,000	$-	$60,000
Effective interest rate	2.10%	2.40%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

September 30, 2013
Principal balance outstanding	$-	$36,000	$36,000
Remaining available credit	$60,000	$-	$60,000
Effective interest rate	2.43%	2.68%
Scheduled maturity date	October 2020	October 2020
Collateral	Real Estate	Real Estate

The Company has a revolving line of credit (“RLOC”) and term loan with Rabo AgriFinance, Inc. (“Rabo”) totaling $94,000,000. The revolving line of credit and term note are collateralized by 43,991 acres of farmland and 12,280 acres of additional property containing approximately 8,600 acres of producing citrus groves.

The Rabo credit facility was amended effective July 1, 2014. Terms as amended are summarized below.

The term loan requires quarterly payments of interest at a floating rate of one month LIBOR plus 225 basis points. On July 15, 2016 and every two years thereafter, Rabo may adjust the interest rate to a maximum spread of LIBOR plus 5%. Rabo must provide a 30 day notice of the new spread. The Company has the right to prepay the outstanding balance without penalty. It also requires quarterly principal payments of $500,000 through October 1, 2020 when the remaining principal balance and accrued interest will be due and payable.

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

The interest rate on the RLOC is based on the one month LIBOR plus a spread. The spread is determined based upon our debt service coverage ratio for the preceding fiscal year and can vary from 195 to 295 basis points. The rate is currently at LIBOR plus 195 basis points. On July 1, 2015 and every two years thereafter, Rabo may adjust the interest rate spread, and the spread adjustment on the RLOC is not limited. Rabo must provide a 30 day notice of the new spread. The Company has the right to prepay the outstanding balance without penalty.

The RLOC is subject to an unused commitment fee of 20 basis points on the annual average unused portion of the RLOC.

Loan origination fees incurred as a result of entry into the Rabo credit facility loan agreement, including appraisal fees, document stamps, legal fees and lender fees of approximately $1,202,000 were capitalized in fiscal year 2010 and are being amortized over the term of the loan agreement.

At September 30, 2014, and 2013, the Company was in compliance with the financial debt covenants and terms of the Rabo loan agreement. The Rabo credit facility contains the following significant covenants: (i) minimum current ratio of 1.50:1, (ii) debt to assets ratio no greater than 60%, (iii) tangible net worth of at least $80,000,000, and (iv) minimum debt coverage of 1.15:1.

The Company uses a cash management program with Rabobank designed to minimize the outstanding balance on the RLOC. Our various Rabobank accounts are swept daily into a concentration account. Funds in excess of a target balance are automatically applied to pay down the RLOC, if there is an outstanding balance.

Maturities of the Company’s debt were as follows at September 30, 2014:

(in thousands)

Due within one year	$2,000
Due between one and two years	2,000
Due between two and three years	2,000
Due between three and four years	2,000
Due between four and five years	2,000
Due beyond five years	24,000

Total	$34,000

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Interest expense	$969	$1,257	$1,616
Interest capitalized	204	79	100

Total	$1,173	$1,336	$1,716

Note 12. Treasury Stock

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock purchases for the years ended September 30, 2014, 2013 and 2012:

(in thousands, except share amounts and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased

Fiscal Year Ended September 30,:
2014	118,792	$40.78	375,995	$4,844
2013	75,887	$38.14	257,203	$2,894
2012	12,332	$24.12	181,316	$298

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2011	34,593	$862
Purchased	12,332	298
Issued to Directors	(23,690)	(617)

Balance at September 30, 2012	23,235	543
Purchased	75,887	2,894
Issued to Employees and Directors	(25,584)	(621)

Balance at September 30, 2013	73,538	2,816
Purchased	118,792	4,844
Issued to Employees and Directors	(176,564)	(7,010)

Balance at September 30, 2014	15,766	$650

Note 13. Income Taxes

The provision for income tax (benefit) for the years ended September 30, 2014, 2013 and 2012 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Current:
Federal income tax	$4,035	$2,508	$3,696
State income tax	543	458	1,298

Total current	4,578	2,966	4,994

Deferred:
Federal income tax	(590)	7,921	5,617
State income tax	(255)	1,142	362

Total deferred	(845)	9,063	5,979

Total provision for income taxes	$3,733	$12,029	$10,973

Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Tax at the statutory federal rate	$4,099	$11,086	$10,312
Increase (decrease) resulting from:
State income taxes, net of federal benefit	183	1,067	1,051
Federal impacts from IRS exam and tax return amendments	-	19	(444)
Permanent and other reconciling items, net	(549)	(143)	54

Total provision for income taxes	$3,733	$12,029	$10,973

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2014 and 2013 are presented below:

(in thousands)	September 30,
	2014	2013

Deferred tax assets:
Deferred retirement benefits	$1,619	$1,686
Inventories	95	144
Restricted stock compensation	-	31
Alico-Agri, Ltd. outside basis differences	3,196	3,196
Capital loss carry forward	10,492	10,502
Other	1,118	159

Total deferred tax assets	16,520	15,718

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	99	302
Property and Equipment	21,535	21,550
Investment in Magnolia	415	450
Other	210	-

Total deferred tax liabilities	22,259	22,302

Net deferred income tax (liability)	$(5,739)	$(6,584)

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at September 30, 2014 or September 30, 2013. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

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

Note 14. Related Party Transactions

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

In addition, Silver Nip may terminate the Silver Nip Agreement at any time upon 10 business days’ prior written notice to the Company. As of September 30, 2014 neither the Company nor Silver Nip has provided written notice to terminate the Silver Nip Agreement. The description of the Silver Nip Agreement is qualified in its entirety by reference to the complete terms and conditions of the agreement, which is listed as an exhibit to the Company’s Current Report on Form 8-K filed on November 25, 2013. In the fiscal year ended September 30, 2014, the Company has received $128,000 under this agreement.

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

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company will pay Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. Mr. Alexander also agreed, in a separate side letter with the Company, not to sell or transfer the shares that were awarded pursuant to his Restricted Stock Award Agreement (other than to a family trust) for a period of two years after the Closing. Mr. Alexander also executed a general release in favor of the Company.

Other

Mr. Charles Palmer, who served as a member of the Board until his resignation became effective on November 19, 2013, leases approximately 2,300 acres from the Company for recreational purposes. He pays approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

Note 15. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP plan provides a fixed supplemental retirement benefit for 180 months certain. The MSP is frozen; no new participants are being added and no benefit increases are being granted. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.7% and 4.2% in 2014 and 2013, respectively.

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

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Service cost	195	221	251
Interest cost	(23)	368	178
Recognized actuarial loss adjustment	-	-	2

Total	172	589	431

The following provides a roll-forward of the MSP benefit obligation.

(in thousands)	2014	2013

Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,371	$4,098
Service cost	195	221
Interest cost	(23)	368
Recognized actuarial loss adjustment	-	-
Benefits paid	(345)	(316)

Benefit obligation at end of year	$4,198	$4,371

Funded status at end of year	$(4,198)	$(4,371)

The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for each of the five succeeding years are approximately $352,000, $367,000, $348,000, $365,000 and $171,000 and for the five-year period thereafter an aggregate of $1,190,000.

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

Profit Sharing and 401(k)

The Company maintains a 401(k) employee savings plan for eligible employees, which provides for a 4% matching contribution on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $192,000, $157,000 and $81,000 for the fiscal years 2014, 2013 and 2012, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s contribution to the Profit Sharing Plan was $165,000, $210,000 and $245,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

Note 16. Segment Information

Segments

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include a citrus nursery, leasing mines and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, the Company changed its internal operations to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations.  The Company has reclassified prior years to conform to the fiscal year 2013 presentation.  None of these changes affect the Company’s previously report consolidated results.  The primary change in previously reported segment results is to reclassify the former Land Leasing and Rentals segment’s revenues and expenses to the related land classifications. A description of the Company’s business segments is as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•	Agricultural Supply Chain Management and Support includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•	Improved Farmland includes activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which has various improvements including irrigation, drainage and roads.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to rock mining royalties, oil exploration, a citrus nursery and other insignificant lines of business.

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

The accounting policies of the segments are the same as those described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies.” Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations. All intercompany transactions have been eliminated.

Information by business segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2014	2013	2012

Revenues:
Citrus Groves	$47,069	$43,689	$55,423
Agricultural Supply Chain Management	12,376	28,412	48,334
Improved Farmland	20,429	21,917	15,316
Ranch and Conservation	8,172	6,755	7,348
Other Operations	634	888	766
Intersegment Revenues	9,621	10,981	11,820
Eliminations	(9,621)	(10,981)	(11,820)

Total revenue	88,680	101,661	127,187

Operating expenses:
Citrus Groves	30,213	31,533	30,995
Agricultural Supply Chain Management	12,317	27,949	47,693
Improved Farmland	21,356	16,202	11,574
Ranch and Conservation	4,330	3,798	3,497
Other Operations	374	505	1,196

Total operating expenses	68,590	79,987	94,955

Gross profit:
Citrus Groves	16,856	12,156	24,428
Agricultural Supply Chain Management	59	463	641
Improved Farmland	(927)	5,715	3,742
Ranch and Conservation	3,842	2,957	3,851
Other Operations	260	383	(430)

Total gross profit	$20,090	$21,674	$32,232

Capital expenditures:
Citrus Groves	$7,462	$3,942	$1,562
Agricultural Supply Chain Management	1,615	81	388
Improved Farmland	3,696	9,468	10,482
Ranch and Conservation	1,413	3,475	741
Other Operations	37	27	-
Other capital expenditures	285	1,931	2,748

Total capital expenditures	$14,508	$18,924	$15,921

Depreciation, depletion and amortization:
Citrus Groves	$2,132	$2,114	$2,088
Agricultural Supply Chain Management	164	169	223
Improved Farmland	3,320	5,131	4,051
Ranch and Conservation	1,330	1,250	992
Other Operations	743	347	427
Other depreciation, depletion and amortization	191	664	648

Total depreciation, depletion and amortization	$7,880	$9,675	$8,429

(a) Other Operations includes the former Real Estate segment as well as other operations.

(in thousands)	September 30,
	2014	2013

Assets:
Citrus Groves	$67,388	$52,592
Agricultural Supply Chain Management	2,498	994
Improved Farmland	57,726	75,348
Ranch and Conservation	13,920	14,696
Other Operations	26,356	15,094
Other Corporate Assets	35,679	40,116

Total Assets	$203,567	$198,840

Other operations include the former real estate segment. During the fourth quarter of fiscal year 2012, management changed its business strategy in regards to Alico Land Development Co., which operated the real estate segment.

Note 17. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases for equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $2,015,000, $1,182,000 and $1,256,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

The future minimum rental payments under non-cancelable operating leases are as follows:

(in thousands)

2015	$578
2016	529
2017	124
2018	-
2019	-

Total	$1,231

Change in Control Agreements

The Company has entered into Change in Control Agreements (“CIC Agreements”) with its executive officers and 22 other key employees (“CIC Recipients”). The CIC Agreements provide for cash payments to CIC Recipients in the event of a change in control as defined in the CIC Agreements followed by the termination of a CIC Recipient within 18 months of the change in control. The total payments required by CIC Agreements are $2,504,000 for executive officers and $1,417,000 for other key employees (see “Note 19. Subsequent Events” in the Notes to Consolidated Financial Statements).

Letters of Credit

The Company has retained certain self-insurance risks with respect to losses for workers’ compensation and has standby letters of credit in the total amount of $254,000 for the year ended September 30, 2014 and $200,000 for the year ended September 30, 2013, to secure its insurance obligations.

Note 18. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data (in thousands except for per share amounts) for the fiscal years ended September 30, 2014 and 2013 were as follows:

(in thousands)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2013	2012	2014	2013	2014	2013	2014	2013

Total operating revenue	$14,989	$21,356	$37,475	$38,410	$28,675	$35,229	$7,541	$6,666
Total operating expenses	12,152	17,570	27,616	31,396	24,416	26,164	4,406	4,857

Gross profit	2,837	3,786	9,859	7,014	4,259	9,065	3,135	1,809
Corporate, general and
administrative	3,827	1,808	2,486	2,464	2,097	2,253	3,824	3,214
Other (expense) income	(261)	(304)	(311)	23	(252)	(167)	4,751	20,188

Income (loss) before income taxes	(1,251)	1,674	7,062	4,573	1,910	6,645	4,062	18,783
Income tax expense (benefit)	(547)	636	2,992	1,800	791	2,566	497	7,027

Net (loss) income	$(704)	$1,038	$4,070	$2,773	$1,119	$4,079	$3,565	$11,756

Earnings per share:
Basic	$(0.10)	$0.14	$0.55	$0.38	$0.15	$0.56	$0.50	$1.61
Diluted	$(0.10)	$0.14	$0.55	$0.38	$0.15	$0.55	$0.49	$1.60

During fiscal year 2013, the Company recorded a gain on the sale of a Conservation Easement on 11,600 acres of property in Hendry County totaling $20,343,000.

Note 19. Subsequent Events

Sugarcane Disposition

On May 19, 2014, we entered into a triple net agricultural lease (the “USSC Lease”) with our sole sugarcane customer, United States Sugar Corporation (“USSC”), of approximately 30,600 gross acres of land in Hendry County, Florida historically used for sugarcane farming. As a result of this lease we were no longer directly engaged in sugarcane farming as of May 19, 2014.

On November 21, 2014, we sold approximately 36,000 acres of sugarcane land to Global Ag Properties USA LLC (“Global”), including the land leased to USSC above, for approximately $97,900,000 in cash and assigned the USSC Lease to the purchaser. As result of this disposition, we are no longer involved in sugarcane, and the Improved Farmland segment is no longer material to our business. The proceeds from the sale were reinvested on December 2, 2014 (see Orange-Co Acquisition) via a tax deferred like-kind exchange pursuant to Internal Revenue Code Section §1031.

Orange-Co Acquisition

On December 2, 2014, we completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement (the “Orange-Co Purchase Agreement”), dated as of December 1, 2014. The assets we purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte counties, Florida, which comprises one of the largest contiguous citrus grove properties in the state of Florida. The purchase price was approximately $274,000,000 including: (1) $147,500,000 in initial cash consideration, subject to adjustment as set forth in the Orange-Co Purchase Agreement; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on the 12- and 18-month anniversaries of the Closing Date; (3) the assumption and refinancing of Orange-Co’s outstanding debt including approximately $91,200,000 in term debt and a working capital facility of approximately $27,800,000; and (4) the assumption of certain other liabilities. On the Closing Date, the Company deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. (“Rabo”) in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

We concurrently entered into arrangements to finance the Orange-Co acquisition as follows:

Metlife Credit Agreement

We entered into a First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company under which they provided term loans in the aggregate principal amount of $182,500,000 and $25,000,000 in revolving credit commitments.

The Metlife Agreement amends and restates existing credit facilities, dated as of September 8, 2010 (as amended from time to time, the “Prior Credit Agreement”) between the Company and Rabo. Under the Prior Credit Agreement, we had a term loan in the initial principal amount of $40,000,000, of which $33,500,000 was outstanding at the date of refinancing and $60,000,000 in undrawn revolving credit commitments.

Rabo Credit Agreement

We entered into a Credit Agreement with Rabo under which they have provided a $70,000,000 revolving working capital line of credit for the Company.

Silver Nip Merger Agreement

On December 2, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), 734 Citrus Holdings, LLC (“Silver Nip Citrus”) and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Silver Nip Citrus (the “Merger”), with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Company will issue shares of the Company’s common stock to the equity holders of Silver Nip Citrus as follows:

  at the effective time of the Merger, up to 1,463,544 shares of Common Stock, subject to certain adjustments set forth in the Merger Agreement for Silver Nip Citrus’s net indebtedness at the closing of the Merger, amounts related to certain groves specified in the Merger Agreement, certain Silver Nip Citrus transaction expenses and the trading price of the Common Stock; and
  thirty (30) days after the end of Silver Nip Citrus’s 2014-2015 citrus harvest season, an additional amount of shares of Common Stock, with the number of shares issued to be based on the net proceeds received by the Company from the sale of citrus fruit harvested on certain Silver Nip Citrus groves after the closing of the Merger, subject to certain adjustments set forth in the Merger Agreement for the cost to harvest the citrus fruit and the trading price of the Common Stock.

Completion of the Merger is conditioned, among other things, on: (1) approval of the Stock Issuance by a majority of the holders of the Company’s common stock voting at a special meeting or acting by written consent to approve the Stock Issuance and, if such approval is obtained through action by written consent, the expiration of a twenty (20)-day waiting period after the date an information statement of the Company prepared in accordance with Regulation 14C of the Exchange Act and such information statement, is delivered to the Company’s shareholders; (2) receipt of a final appraisal of the Silver Nip Citrus groves; (3) receipt of certain third-party consents; (4) completion of an audit of Silver Nip Citrus’s 2014 consolidated financials and receipt of an unqualified audit opinion; (5) material compliance by the other party with all of its obligations under the Merger Agreement; and (6) subject to certain exceptions, the accuracy of the representations and warranties of the other party subject to a material adverse effect standard (as defined in the Merger Agreement).

734 Investors, LLC (“734 Investors”), the Company’s majority shareholder, will seek the consent of a majority of its disinterested members to direct 734 Investors to approve the Stock Issuance by a written consent of its shares of Common Stock.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on its ranch land.

On December 11, 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments.

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

During the fourth quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

(c)	Management Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2014. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by McGladrey LLP, and independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on its ranch land.

On December 11, 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments.

The foregoing description of the contract does not purport to be complete and is qualified in its entirety by reference to the contract, a copy of which will be filed in the Company’s next periodic report covering the period the contract was entered into.

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

Item  13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning relationships and related transactions is hereby incorporated by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Item  14. Principal Accountant Fees and Services.

Information concerning principal accounting fees and services is hereby incorporated by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item  15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)	Financial Statements

Our Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Financial statement schedules are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements or notes thereto.

(3)	Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K

(b)	Exhibit Index

Exhibit Number		Exhibit Index
2.1	***

Asset Purchase Agreement, dated as of December 1, 2014, by and among Alico, Inc., Orange-Co, LP, and, solely with respect to certain sections thereof, Orange-Co, LLC and Tamiami Citrus, LLC. (Incorporated by reference to Exhibit 2.1 of Alico’s filing on Form 8-K dated December 5, 2014)

2.2	***

Agreement and Plan of Merger, dated as of December 2, 2014, by and among Alico, Inc., 734 Sub, LLC, 734 Citrus Holdings, LLC, and, solely with respect to certain sections thereof, 734 Agriculture, LLC, Rio Verde Ventures, LLC and Clayton G. Wilson. (Incorporated by reference to Exhibit 2.2 of Alico’s filing on Form 8-K dated December 5, 2014)

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
72

10.9

Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 11, 2014)

10.10		Purchase and Sale Agreement dated August 7, 2014 between Alico, Inc. and Terra Land Company.
10.11		Fifth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 28, 2014

10.12		Sixth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 1, 2014

10.13	***	First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014)

10.14	***	Credit Agreement, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender. (Incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014)

14.1		Code of Ethics (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

14.2		Whistleblower Policy (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)

21		Subsidiaries of the Registrant — Alico Land Development Company, Inc. [(formerly Saddlebag Lake Resorts, Inc. (a Florida corporation incorporated in 1971)]; Alico-Agri, Ltd (a Florida limited partnership formed in 2003), Alico Plant World, LLC (a Florida limited liability company organized in 2004), Bowen Brothers Fruit, LLC (a Florida limited liability company organized in 2005) incorporated by reference to Alico’s filing on Form 10-K dated November 28, 2006

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Rule 13a-14(a) certification

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

***

Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish supplemental copies of any such schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 12, 2014	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 12, 2014	Director and Chief Executive Officer	:	/s/ Clayton G. Wilson
Clayton G. Wilson

December 12, 2014	Chief Financial Officer and Senior Vice President	:	/s/ W. Mark Humphrey
W. Mark Humphrey

December 12, 2014	Chairman of the Board, Director	:	/s/ Henry R. Slack
Henry R. Slack

December 12, 2014	Director	:	/s/ George R. Brokaw
George R. Brokaw

December 12, 2014	Director	:	/s/ Adam D. Compton
Adam D. Compton

December 12, 2014	Director	:	/s/ R. Greg Eisner
R. Greg Eisner

December 12, 2014	Director	:	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 12, 2014	Director	:	/s/ W. Andrew Krusen
W. Andrew Krusen

December 12, 2014	Director	:	/s/ Remy W. Trafelet
Remy W. Trafelet

