Form 10-Q
period 2014-12-31
ALICO INC
filed 2015-02-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

or

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

☐ Yes ☑ No

There were 7,370,823 shares of common stock, par value $1.00 per share, outstanding as of January 30, 2015.

ALICO, INC.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2014	2013
Operating revenues:
Citrus Groves	$12,898	$5,633
Agricultural Supply Chain Management	1,183	2,106
Improved Farmland	1,092	6,532
Ranch and Conservation	836	531
Other Operations	149	187
Total operating revenue	16,158	14,989

Operating expenses:
Citrus Groves	10,059	3,898
Agricultural Supply Chain Management	1,371	2,325
Improved Farmland	791	5,530
Ranch and Conservation	745	603
Other Operations	48	62
Total operating expenses	13,014	12,418

Gross profit	3,144	2,571
Corporate general and administrative	5,430	3,561

Loss from operations	(2,286)	(990)

Other income (expense), net:
Interest and investment income, net	2	36
Interest expense	(860)	(269)
Loss on extinguishment of debt	(947)	-
Gain on sale of real estate	13,613	-
Other income (loss), net	16	(28)
Total other income (expense), net	11,824	(261)

Income (loss) before income taxes	9,538	(1,251)
Income taxes (benefit)	3,763	(547)

Net income (loss) attributable to common shareholders	5,775	(704)

Comprehensive income, net of tax effect	-	-

Comprehensive income (loss) attributable to common shareholders	$5,775	$(704)

Weighted-average number of shares outstanding:
Basic	7,367	7,283
Diluted	7,367	7,283
Earnings (loss) per common share:
Basic	$0.78	$(0.10)
Diluted	$0.78	$(0.10)

Cash dividends declared per common share	$0.06	$0.12

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

	December 31, 2014	September 30, 2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,788	$30,779
Investments	264	263
Accounts receivable, net	9,345	3,847
Inventories	49,971	19,929
Assets held for sale	2,050	56,681
Other current assets	2,727	573
Total current assets	66,145	112,072

Investment in Magnolia Fund	1,085	1,435
Investments, deposits and other non-current assets	5,931	1,933
Cash surrender value of life insurance	691	695
Property, buildings and equipment, net	337,597	87,432
Total assets	$411,449	$203,567

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,344	$1,729
Long-term debt, current portion	9,125	2,000
Accrued expenses	5,094	1,618
Income taxes payable	3,734	4,572
Dividend payable	442	442
Accrued ad valorem taxes	154	1,850
Capital lease obligation	258	-
Other current liabilities	1,994	3,485
Total current liabilities	24,145	15,696

Long-term debt, net of current portion	173,875	32,000
Line of credit	14,275	-
Other liability, noncurrent	3,750	-
Deferred gain on sale	29,140	-
Capital lease obligation, noncurrent	839	839
Deferred income taxes, net of current portion	5,810	5,739
Deferred retirement benefits, net of current portion	3,871	3,856
Total liabilities	255,705	58,130

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	-	-
Common stock, $1 par value; 15,000,000 shares authorized; 7,377,106 shares issued and
7,366,738 and 7,361,340 shares outstanding at December 31, 2014 and September 30,
2014, respectively	7,377	7,377
Additional paid in capital	3,724	3,742
Treasury stock at cost 10,368 and 15,766 shares held at December 31, 2014 and
September 30, 2014, respectively	(427)	(650)
Retained earnings	140,301	134,968
Total Alico stockholders’ equity	150,975	145,437
Noncontrolling interest	4,769	-
Total liabilities and stockholders’ equity	$411,449	$203,567

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2014	2013

Net cash used in operating activities	$(18,865)	$(4,088)

Cash flows from investing activities:
Purchases of property and equipment	(2,048)	(6,539)
Acquisition of citrus business	(265,063)	-
Proceeds from disposals of property and equipment	97,126	1
Return on investment in Magnolia	366	1,966
Collections of mortgages and notes receivable	(5)	2
Net cash used in investing activities	(169,624)	(4,570)

Cash flows from financing activities:
Principal payments on term loan	(500)	(500)
Payoff of term loan	(33,500)	-
Borrowings on revolving line of credit	33,583	-
Repayments on revolving line of credit	(19,309)	-
Proceeds from term loans	182,500	-
Payment of loan origination fees	(2,834)	-
Treasury stock purchases	-	(1,371)
Dividends paid	(442)	(584)
Net cash provided by (used in) financing activities	159,498	(2,455)

Net decrease in cash and cash equivalents	(28,991)	(11,113)
Cash and cash equivalents at beginning of period	30,779	24,583

Cash and cash equivalents at end of period	$1,788	$13,470

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$351	$218
Cash paid for income taxes	$4,600	$925

See accompanying notes to condensed consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico Inc. (“Alico”), and its wholly owned subsidiaries (collectively, the “Company”), are an agribusiness and land management company. The Company wholly owns approximately 113,400 acres of land in eight Florida Counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hendry, Lee and Polk). In addition to principal lines of business in citrus groves, improved farmland, leasing, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) unaudited condensed consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of the interim period are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

The Financial Statements have been presented according to the rules and regulations of the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and its wholly-owned subsidiaries. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC (formerly Bowen Brothers Fruit Company, LLC”) and Alico Citrus Nursery, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling Interests in Consolidated Affiliate

The consolidated financial statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings, LLC (“Citree”). Accordingly, the Company has recorded non-controlling interests in the equity of such entity. Citree did not have any income or loss for the quarter ended December 31, 2014, and therefore no allocation to the non-controlling interest holders based upon their portion of the subsidiary they own.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC No. 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal year 2015 presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

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

Note 2. Inventories

A summary of the Company’s inventories consisted of the following at December 31, 2014 and September 30, 2014:

(in thousands)	December 31, 2014	September 30, 2014

Unharvested fruit crop on the trees	$45,702	$18,305
Beef cattle	1,750	1,022
Nursery	1,625	516
Other	894	86

Total Inventories	$49,971	$19,929

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at December 31, 2014 and September 30, 2014:

(in thousands)	December 31, 2014	September 30, 2014

Breeding herd	$11,032	$11,558
Buildings	18,545	15,220
Citrus trees	215,704	45,257
Equipment and other facilities	49,955	50,499

Total depreciable properties	295,236	122,534
Less accumulated depreciation and depletion	(64,473)	(63,031)

Net depreciable properties	230,763	59,503
Land and land improvements	106,834	27,929

Net property, buildings and equipment	$337,597	$87,432
7

Note 4. Orange-Co Acquisition

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree Holdings 1, LLC. The assets Alico purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. The purchase price was approximately $282,032,000 including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition (see “Note 5. Assets held for sale” in the Notes to the Condensed Consolidated Financial Statements (Unaudited)) and new term debt, subject to adjustment as set forth in the Orange-Co Purchase Agreement; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $91,200,000 in term debt and a working capital facility of approximately $27,800,000 and (4) the assumption of certain other liabilities. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc., or Rabo, in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

The Company acquired Orange-Co to transform our citrus business and meaningfully enhance the Company’s position in the citrus industry. The Company has included the financial results of Orange-Co in the consolidated financial statements from the date of acquisition in the Citrus Groves operating segment and includes approximately $7,000,000 in revenue and $1,600,000 in income from operations.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The initial accounting for the business combination is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The Company expensed $2,579,000 in professional and legal fees in connection with the Orange-Co acquisition.

The following table summarizes the consideration paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Condensed Consolidated Balance Sheets at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

(in thousands)	Amount

Assets
Accounts receivable	$888
Other current assets	849
Inventories	30,000
Property, Buildings and Equipment:
Equipment and other facilities	5,237
Land	71,327
Citrus trees	172,671
Other assets	1,060

Total assets, net of cash acquired	$282,032

Liabilities
Accounts payable and accrued liabilities	$4,200
Term loan	500
Payable to seller	7,500

Total liabilities assumed	$12,200

Assets acquired less liabilities assumed	$269,832

Less: fair value attributable to noncontrolling interest	(4,769)

Total purchase consideration	$265,063

The fair value of the consideration paid for the acquisition of the net assets was as follows:

Cash proceeds from sugarcane disposition	$97,126
Working capital line of credit	27,775
Term loans	140,162

Total purchase consideration	$265,063

The unaudited pro-forma information below for the three months ended December 31, 2014 and 2013 gives effect to this acquisition as if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

	December 31,	December 31,
(in thousands except per share amount)	2014	2013

Revenues	$16,687	$23,530
Income from operations	$(2,302)	$568
Net income (loss) attributable to common shareholder	$5,332	$(467)
Basic earnings per common share	$0.72	$(0.06)
Diluted earnings per common share	$0.72	$(0.06)

Note 5. Assets Held for Sale

Sugarcane land

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“ Global Ag Properties”) for $97,913,921 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”). The USSC Lease was assigned to Global Ag Properties in conjunction with the land sale.

Net proceeds from the sugarcane land sale of $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Consolidated Financial Statements (Unaudited)).

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. However, $29,140,000 of the gain has been deferred due to its continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of $13,613,000 was recognized in the financial statements as of and for the quarter ended December 31, 2014.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane operations, and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business, however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above.

Our sugarcane land was classified as assets held for sale as of September 30, 2014.

Note 6. Income Taxes

The Company’s effective tax rates were 39.4% and 43.7% for the three months ended December 31, 2014 and 2013, respectively.

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at December 31, 2014 and September 30, 2014. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

Note 7. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)	Fixed Rate	Citree Term	Variable Rate	Revolving Line of	Working Capital
	Term Loan	Loan	Term Loan	Credit	Line of Credit	Total

December 31, 2014
Principal balance outstanding	$125,000	$500	$57,500	$-	$14,275	$197,275
Remaining available credit	$-	$4,500	$-	$25,000	$38,425	$867,925
Effective interest rate	4.15%	5.49%	1.74%	1.74%	1.90%
Scheduled maturity date	November 2029	February 2029	November 2029	November 2019	November 2016
Collateral	Real Estate	Real Estate	Real Estate	Real Estate	Personal Property

September 30, 2014
Principal balance outstanding	$-	$-	$34,000	$-	$-	$834,000
Remaining available credit	$-	$-	$-	$60,000	$-	$860,000
Effective interest rate	N/A	N/A	2.40%	2.10%	N/A
Scheduled maturity date	N/A	N/A	October 2020	October 2020	N/A
Collateral	N/A	N/A	Real Estate	Real Estate	N/A

Debt as Refinanced on December 3, 2014

The Company refinanced its outstanding debt on December 3, 2014 in connection with the Orange-Co acquisition (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Consolidated Financial Statements (Unaudited)). The debt facilities include $125,000,000 in fixed rate term loans, $57,500,000 in variable rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo.

The term loans and RLOC are secured by approximately 38,700 gross acres of citrus groves and 14,000 gross acres of farmland. The WCLC is secured by current assets and certain other personal property owned by the Company.

The term loans are subject to combined quarterly principal payments of $2,281,250 and mature November 1, 2029. The fixed rate term loans bear interest at 4.15%, and the variable rate term loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Interest on the term loans is payable quarterly.

The Company, in addition to mandatory principal payments, may prepay up to $8,750,000 of the fixed rate term loan principal annually without penalty, and any such prepayments shall be applied to reduce subsequent mandatory principal payments. The variable rate term loans may be prepaid without penalty.

The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line. The RLOC is available for funding general corporate needs.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate needs. The interest rate on the WCLC is based on the one month LIBOR plus a spread. The spread is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. Interest on the WCLC is payable quarterly and the WCLC outstanding principal is due at maturity date of November 1, 2016.

The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from 20 to 30 basis points.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on our behalf. At December 31, 2014, there was $17,300,000 in outstanding letters of credit which correspondingly reduced our availability under the WCLC.

The Company capitalized approximately $2,834,000 of debt issuance costs and recognized a loss on extinguishment of debt of approximately $568,000 as a result of the refinancing.

The facilities above are subject to various covenants including the following financial covenants (1) minimum debt service coverage ratio of 1.10 to 1.00, (2) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, (3) minimum current ratio of 1.50 to 1.00 (4) debt to total assets ratio not greater than 0.625 to 1.00, and, solely in the case of the WCLC, (5) a limit on capital expenditures of $30,000,000 per fiscal year.

Debt Prior to Refinancing

Prior to the December 3, 2014 refinancing, the Company had a $34,000,000 term loan and a $60,000,000 revolving line of credit (“Old RLOC”) with Rabo.

The term loan required quarterly payments of interest at a floating rate of one month LIBOR plus 225 basis points and quarterly principal payments of $500,000. The term loan was refinanced in connection with the Orange-Co acquisition.

The Old RLOC had an interest rate based on one month LIBOR plus a spread. The spread was determined based upon our debt service coverage ratio for the preceding fiscal year and could vary from 195 to 295 basis points. The rate was LIBOR plus 195 basis points at the date of the refinancing and September 30, 2014. Interest on the Old RLOC was payable quarterly. The Old RLOC was subject to an unused commitment fee of 20 basis points on the annual average unused availability. There was no balance outstanding at the time of the refinancing or September 30, 2014.

Loan origination fees incurred as a result of entry into the Rabo credit facility loan agreement, including appraisal fees, document stamps, legal fees and lender fees of approximately $1,202,000 were capitalized in fiscal year 2010 and were being amortized over the term of the loan agreement. The unamortized balance of the loan origination fees at the time of December 3, 2014 refinancing was approximately $697,000 of which approximately $379,000 was expensed as a loss on extinguishment of debt and approximately $318,000 will be amortized over the applicable terms of the new loans.

At September 30, 2014, the Company was in compliance with the financial debt covenants and terms of the Rabo loan agreement.

Debt Maturities

Maturities of the Company’s debt were as follows at December 31, 2014:

(in thousands)

Due within one year	$9,125
Due between one and two years	23,400
Due between two and three years	9,125
Due between three and four years	9,225
Due between four and five years	9,325
Due beyond five years	137,075

Total	$197,275

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Three Months Ended December 31,
	2014	2013

Interest expense	$860	$269
Interest capitalized	53	29

Total	$913	$298

Note 8. Disclosures about reportable segments

The Company manages its land based upon its primary usage and reviews its performance based upon three primary classifications – Citrus Groves, Improved Farmland and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include a citrus nursery and leasing mines and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  A description of the Company’s business segments is as follows:

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

Information by business segment is as follows:

(in thousands)	Three Months Ended December 31,

	2014	2013

Revenues:
Citrus Groves	$12,898	$5,633
Agricultural Supply Chain Management	1,183	2,106
Improved Farmland	1,092	6,532
Ranch and Conservation	836	531
Other Operations	149	187
Intersegment Revenues	1,271	1,153
Eliminations	(1,271)	(1,153)

Total revenue	16,158	14,989

Operating expenses:
Citrus Groves	10,059	3,898
Agricultural Supply Chain Management	1,371	2,325
Improved Farmland	791	5,530
Ranch and Conservation	745	603
Other Operations	48	62

Total operating expenses	13,014	12,418

Gross profit:
Citrus Groves	2,839	1,735
Agricultural Supply Chain Management	(188)	(219)
Improved Farmland	301	1,002
Ranch and Conservation	91	(72)
Other Operations	101	125

Total gross profit	$3,144	$2,571

Capital expenditures:
Citrus Groves	$1,569	$1,943
Agricultural Supply Chain Management	210	33
Improved Farmland	-	3,473
Ranch and Conservation	176	743
Other Operations	15	4
Other Capital Expenditures	78	343

Total capital expenditures	$2,048	$6,539

Depreciation, depletion and amortization:
Citrus Groves	$1,256	$529
Agricultural Supply Chain Management	52	29
Improved Farmland	-	1,337
Ranch and Conservation	243	333
Other Operations	128	88
Other Depreciation, Depletion and Amortization	162	186

Total depreciation, depletion and amortization	$1,841	$2,502
14

(in thousands)	December 31, 2014	September 30, 2014

Assets:
Citrus Groves	$351,247	$67,388
Agricultural Supply Chain Management	3,264	2,498
Improved Farmland	225	57,726
Ranch and Conservation	12,913	13,920
Other Operations	31,050	26,356
Other Corporate Assets	12,749	35,679

Total assets	$411,449	$203,567

Note 9. Stockholders’ Equity

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock purchases and issuances for the three months ended December 31, 2014:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2014	15,766	$650
Purchased	-	-
Issued to Directors and Named Executive Officers	(5,398)	(223)

Balance at December 31, 2014	10,368	$427

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income in general and administrative expenses was $254,000 and $525,000 for the three months ended December 31, 2014 and 2013, respectively. Stock-based compensation is recorded for Board of Directors fees paid in treasury stock and the Long Term Incentive Compensation Plan restricted common stock awards.

Note 10. Related Party Transactions

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

The Silver Nip Agreement provides that if neither the Company nor Silver Nip has provided the other with written notice of an intention to terminate the Silver Nip Agreement at least three business days before the month’s end (or any subsequent renewal period), the Silver Nip Agreement will automatically renew for a one-month period. In addition, Silver Nip may terminate the Silver Nip Agreement at any time upon 10 business days’ prior written notice to the Company. As of December 31, 2014 neither the Company nor Silver Nip has provided written notice to terminate the Silver Nip Agreement. The description of the Silver Nip Agreement is qualified in its entirety by reference to the complete terms and conditions of the agreement, which is listed as an exhibit to the Company’s Current Report on Form 8-K filed on November 25, 2013. During the three months ended December 31, 2014, the Company has received $37,500 under this agreement, respectively. During the three months ended December 31, 2014 and 2013, Alico Fruit Company hauled 169,074 and zero boxes of fruit for Silver Nip Citrus for $64,734 and $0, respectively. The hauling was performed at customary terms and at rates that are extended to outside third parties.

Silver Nip Merger Agreement

On December 2, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus, which consist of 734 Agriculture, Mr. Wilson, and an entity controlled by Mr. Wilson. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Silver Nip Citrus (the “Merger”), with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Company will issue shares of the Company’s common stock to the equity holders of Silver Nip Citrus as follows (the “Stock Issuance”):

•	at the effective time of the Merger, up to 1,463,544 shares of common stock, subject to certain adjustments set forth in the Merger Agreement for Silver Nip Citrus’s net indebtedness at the closing of the Merger, amounts related to certain groves specified in the Merger Agreement (the “TRB Groves”), certain Silver Nip Citrus transaction expenses and the trading price of the common stock; and

•	thirty days after the end of Silver Nip Citrus’s 2014-2015 citrus harvest season, an additional amount of shares of common stock, with the number of shares issued to be based on the net proceeds received by the Company from the sale of citrus fruit harvested on certain Silver Nip Citrus groves after the closing of the Merger, subject to certain adjustments set forth in the Merger Agreement for the cost to harvest the citrus fruit and the trading price of the common stock.

The Company currently estimates that Silver Nip Citrus’s outstanding net indebtedness at the closing of the Merger will be approximately $42,600,000 and that Silver Nip Citrus will have spent approximately $17,900,000 in relation to the TRB Groves and $250,000 in transaction expenses that are subject to the adjustment. Based on these estimates, the Company would issue approximately 800,500 shares of common stock at the closing of the Merger.

734 Agriculture owns 74.89% of the membership interests of Silver Nip Citrus and Messrs. Brokaw and Trafelet serve on the board of directors of Silver Nip Citrus. Mr. Wilson owns 5% of the membership interests of Silver Nip Citrus directly and 20.11% of such membership interests indirectly through Rio Verde Ventures, LLC, an entity controlled by him. Mr. Wilson also manages the day-to-day operations of Silver Nip Citrus and serves as a member of Silver Nip Citrus’s board of directors.

The Company has filed an information statement with the SEC in accordance with Regulation 14C of the Exchange Act in connection with the approval of the Stock Issuance by the written consent of 734 Investors, which owns a majority of Alico’s outstanding common stock. For more information about the Merger and the Stock Issuance, please refer to the information statement.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission (“SEC”) on December 12, 2014.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from disease, insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2014 and our Quarterly Reports on Form 10-Q.

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

Segments

We wholly own approximately 113,400 acres of land in eight Florida counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hendry, Lee and Polk), and operate five segments.

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

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Recent Events

Orange-Co Acquisition

On December 2, 2014, we completed the acquisition of certain citrus and related assets of Orange-Co pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014. The assets we purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. The purchase price was approximately $282,032,000 including: (1) $147,500,500 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term debt, subject to adjustment as set forth in the Orange-Co Purchase Agreement; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $91,200,000 in term debt and a working capital facility of approximately $27,800,000 and (4) the assumption of certain other liabilities. On December 1, 2014, we deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc., or Rabo, in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

Sugarcane Land Disposition

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“ Global Ag Properties”) for $97,913,921 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”). The USSC Lease was assigned to Global Ag Properties in conjunction with the land sale.

Net proceeds from the sugarcane land sale of $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Consolidated Financial Statements (Unaudited)).

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. However, $29,140,000 of the gain has been deferred due to its continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of $13,613,000 was recognized in the financial statements as of and for the quarter ended December 31, 2014.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane, and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business.

Our sugarcane land was classified as assets held for sale as of September 30, 2014. The sugarcane operation has not been classified as a discontinued operation due to the Company’s continuing involvement pursuant to the post-closing agreement described above.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments.

Silver Nip Merger Agreement

On December 2, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus, which consist of 734 Agriculture, Mr. Wilson, and an entity controlled by Mr. Wilson. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Silver Nip Citrus (the “Merger”), with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Company will issue shares of the Company’s common stock to the equity holders of Silver Nip Citrus as follows (the “Stock Issuance”):

•	at the effective time of the Merger, up to 1,463,544 shares of common stock, subject to certain adjustments set forth in the Merger Agreement for Silver Nip Citrus’s net indebtedness at the closing of the Merger, amounts related to certain groves specified in the Merger Agreement (the “TRB Groves”), certain Silver Nip Citrus transaction expenses and the trading price of the common stock; and

•	thirty days after the end of Silver Nip Citrus’s 2014-2015 citrus harvest season, an additional amount of shares of common stock, with the number of shares issued to be based on the net proceeds received by the Company from the sale of citrus fruit harvested on certain Silver Nip Citrus groves after the closing of the Merger, subject to certain adjustments set forth in the Merger Agreement for the cost to harvest the citrus fruit and the trading price of the common stock.

The Company currently estimates that Silver Nip Citrus’s outstanding net indebtedness at the closing of the Merger will be approximately $42,600,000 and that Silver Nip Citrus will have spent approximately $17,900,000 in relation to the TRB Groves and $250,000 in transaction expenses that are subject to the adjustment. Based on these estimates, the Company would issue approximately 800,500 shares of common stock at the closing of the Merger.

The Company has filed an information statement with the SEC in accordance with Regulation 14C of the Exchange Act in connection with the approval of the Stock Issuance by the written consent of 734 Investors, which owns a majority of Alico’s outstanding common stock. For more information about the Merger and the Stock Issuance, please refer to the information statement.

Results of Operations

The following table sets forth a comparison of results of operations for the three months ended December 31, 2014 and 2013:

(in thousands)	Three Months Ended December 31,		Change
	2014	2013	$	%

Operating revenues:
Citrus Groves	$12,898	$5,633	$7,265	129.0%
Agricultural Supply Chain Management	1,183	2,106	(923)	(43.8)%
Improved Farmland	1,092	6,532	(5,440)	(83.3)%
Ranch and Conservation	836	531	305	57.4%
Other Operations	149	187	(38)	(20.3)%
Total operating revenues	16,158	14,989	1,169	7.8%

Gross Profit:
Citrus Groves	2,839	1,735	1,104	63.6%
Agricultural Supply Chain Management	(188)	(219)	31	(14.2)%
Improved Farmland	301	1,002	(701)	(70.0)%
Ranch and Conservation	91	(72)	163	NM
Other Operations	101	125	(24)	(19.2)%
Total gross profit	3,144	2,571	573	22.3%
Corporate, general and
administrative expenses	5,430	3,561	1,869	52.5%

Loss from operations	(2,286)	(990)	(1,296)	130.9%
Other income (expense), net	11,824	(261)	12,085	NM

Income (loss) before income taxes	9,538	(1,251)	10,789	NM
Income taxes (benefit)	3,763	(547)	4,310	NM

Net income (loss)	$5,775	$(704)	$6,479	NM

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three months ended December 31, 2014 and 2013:

(in thousands, except per box and per pound solid data)

	Three Months Ended December 31,		Change
	2014	2013	$	%

Revenue From:
Early and Mid Season	$11,855	$4,439	$7,416	167.1%
Valencias	-	-	-	NM
Fresh Fruit	920	654	266	40.7%
Other	123	540	(417)	(77.2)%
Total	$12,898	$5,633	$7,265	129.0%

Boxes Harvested:
Early and Mid Season	1,135	447	688	153.9%
Valencias	-	-	-	NM
Total Processed	1,135	447	688	153.9%

Fresh Fruit	62	50	12	24.0%
Total	1,197	497	700	140.8%

Pound Solids Produced:
Early and Mid Season	6,247	2,611	3,636	139.3%
Valencias	-	-	-	NM
Fresh Fruit	-	-	-	NM
Total	6,247	2,611	3,636	139.3%

Pound Solids per Box:
Early and Mid Season	5.51	5.84	(0.33)	(5.7)%
Valencias	-	-	-	NM

Price per Pound Solid:
Early and Mid Season	$1.90	$1.70	$0.20	11.8%
Valencias	$-	$-	$-	NM

Price per Box:
Fresh Fruit	$14.87	$13.08	$1.79	13.7%

Operating Expenses:
Cost of Sales	$6,957	$2,554	$4,403	172.4%
Harvesting and Hauling	2,567	1,218	1,349	110.8%
Other	535	126	409	NM
Total	$10,059	$3,898	$6,161	158.1%

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

The increases for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 in revenues, boxes harvested, pound solids produced and gross profit relate primarily by the acquisition of Orange-Co in December 2014. Revenues and gross profit increased by approximately $7,000,000 and $1,700,000, respectively, and boxes harvested and pound solids produced increased by 666,284 and 3,651,000, respectively, as a result of the acquisition. We included the financial results of Orange-Co in the consolidated financial statements from the date of acquisition.

The USDA, in its January 12, 2015 Citrus Forecast, indicated that it currently expects the Florida orange crop to decline by 1,600,000 boxes or approximately 1.5% versus the prior year. We currently expect our 2014/2015 crop to be in line with or modestly outpace the current statewide estimate on a boxes harvested basis.

Agricultural Supply Chain Management

The table below presents key operating measures for the three months ended December 31, 2014 and 2013:

(in thousands, except per box and per pound solid data)

	Three Months Ended December 31,		Change
	2014	2013	$	%

Purchase and Resale of Fruit:
Revenue	$920	$1,528	$(608)	(39.8)%
Boxes Sold	87	157	(70)	(44.6)%
Pound Solids Sold	481	899	(418)	(46.5)%
Pound Solids per Box	5.50	5.73	(0.23)	(4.0)%
Price per Pound Solids	$1.91	$1.70	$0.21	12.4%

Value Added Services:
Revenue	$174	$302	$(128)	(42.4)%
Value Added Boxes	87	115	(28)	(24.3)%

Other Revenue	$89	$276	(187)	(67.8)%

The decline for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 in Purchase and Resale of Fruit revenue, boxes sold and pound solids sold, as well as the declines in Value Added Services revenue and boxes, are all being driven by a management decision to reduce the number of external boxes handled by Alico Fruit Company to focus on our internal operations. This decision was made in in the second quarter of fiscal year 2014.

The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

Improved Farmland

The table below presents key operating measures for the three months ended December 31, 2014 and 2013:

(in thousands, except per net standard ton and per acre data)

	Three Months Ended December 31,		Change
	2014	2013	$	%

Revenue From:
Sale of Sugarcane	$-	$6,022	$(6,022)	(100.0)%
Molasses Bonus	-	304	(304)	(100.0)%
Land Leasing	1,092	205	887	NM
Other	-	1	(1)	(100.0)%
Total	$1,092	$6,532	$(5,440)	(83.3)%

Operating Expenses:
Cost of Sales	$-	$4,151	$(4,151)	(100.0)%
Harvesting and Hauling	-	1,278	(1,278)	(100.0)%
Land Leasing Expenses	-	101	(101)	(100.0)%
Guaranteed Payment	480	-	480	NM
Other	311	-	311	NM
Total	$791	$5,530	$(4,739)	(85.7)%

NM - Not Meaningful

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

Ranch and Conservation

The table below presents key operating measures for the three months ended December 31, 2014 and 2013:

(in thousands, except per pound data)

	Three Months Ended December 31,		Change
	2014	2013	$	%

Revenue From:
Sale of Calves	$83	$236	$(153)	(64.8)%
Sale of Culls	490	1	489	NM
Land Leasing	224	245	(21)	(8.6)%
Other	39	49	(10)	(20.4)%
Total	$836	$531	$305	57.4%

Pounds Sold:
Calves	38	141	(103)	(73.0)%
Culls	370	1	369	NM

Price Per Pound:
Calves	$2.18	$1.67	$0.51	30.5%
Culls	$1.33	$1.00	$0.33	33.0%

Operating Expenses:
Cost of Calves Sold	$3	$286	$(283)	(99.0)%
Cost of Culls Sold	199	1	198	NM
Land Leasing Expenses	56	57	(1)	(1.8)%
Other	487	259	228	NM
Total	$745	$603	$142	23.5%

NM - Not Meaningful

Ranch

Calves are generally sold to market in the fourth quarter of each fiscal year. Results in each of the first, second and third quarters of the fiscal years are immaterial and generally non-recurring in nature, and comparison of results is not meaningful.

Conservation

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, we submitted a response proposing a dispersed water management project on portions of our ranch land.

In December 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments. Operating expenses incurred were $487,000 and $266,000 for the three months ended December 31, 2014 and 2013, respectively.

Other Operations

The results of the Other Operations segment for the three months ended December 31, 2014 are in-line with the same period of the prior year.

General and Administrative

The increase in general and administrative expenses for the three months ended December 31, 2014 versus the same period of the prior year relates primarily to professional and legal fees associated with the acquisitions and dispositions described above in “Recent Events,” which totaled approximately $3,600,000. The charges included $2,000,000 in legal fees, $1,350,000 in other real estate closing costs and $250,000 related to a consulting and non-competition agreement with the former CEO.

The general and administrative expenses for the three months ended December 31, 2013 included costs incurred related to the change in control from November 2013 which totaled $1,745,000 and included $184,000 for the acceleration of the vesting of the Long-Term Incentive Plan awards and $849,000 for the cost of Director and Officer insurance for the departing Directors.

Other Income (Expense), net

Other income (expense), net for the three months ended December 31, 2014 is approximately $12,100,000 more than the same period of the prior year due to an approximate $1,000,000 loss on extinguishment of debt (see “Note 7. Long-Term Debt” in the Notes to the Condensed and Consolidated Financial Statements (Unaudited)), an increase of approximately $600,000 in interest expense and a partial recognition of the gain on sale for the sugarcane land sale in November of $13,600,000 (see “Note 5. Assets Held For Sale” in the Notes to the Condensed and Consolidated Financial Statements (Unaudited)).

Income Tax Expense

The Company’s effective tax rates were 39.4% and 43.7% for the three months ended December 31, 2014 and 2013, respectively. The change in rates relates primarily to the non-deductible nature of projected political contributions and limitations on certain deductions related to the vesting of the long-term incentive grants for fiscal 2014.

Seasonality

Historically, the second and third quarters of our fiscal year produce the majority of our annual revenue, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our harvesting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

	December 31,	September 30,
(in thousands)	2014	2014	Change

Cash and cash equivalents	$1,788	$30,779	$(28,991)
Investments	$264	$263	$1
Total current assets	$66,145	$112,072	$(45,927)
Total current liabilities	$24,145	$15,696	$8,449
Working capital	$42,000	$96,376	$(54,376)
Total assets	$411,449	$203,567	$207,882
Term loans and line of credit	$191,400	$32,000	$159,900
Current ratio	2.74 to 1	7.14 to 1

We believe that our current cash position, revolving credit facilities and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for the foreseeable future. We have a $70,000,000 working capital line of credit (“WCLC”) and a $25,000,000 revolving line of credit (“RLOC”) which are available for our general use at December 31, 2014 (see “Note 7. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements (Unaudited)). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances, and we may need to finance such activities by drawing down monies under our lines of credit and if necessary, obtaining additional debt or equity financing.

The decrease in cash and cash equivalents was primarily due to the following factors:

•	Cash used in operations of $18,865,000
•	Capital expenditures of $2,048,000,
•	Acquisition of citrus business and corresponding issuance of term loans and,
•	Payment on revolving credit line of $19,309,000,
27

Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2014 and 2013:

(in thousands)	Three Months Ended December 31,
	2014	2013	Change

Net Income (loss)	$5,775	$(704)	$6,479
Depreciation and Amortization	1,841	2,502	(661)
Net (gain) loss on Sale of Property and Equipment	(14,078)	29	(14,107)
Other Non-Cash Expenses	860	495	365
Change in Working Capital	(13,263)	(6,410)	(6,853)

Cash used in operations	$(18,865)	$(4,088)	$(14,777)

The factors contributing to the increase in net income for the three months ended December 31, 2014, versus the same period of the prior year are discussed in “Results of Operations.” The gain on sale of property and equipment is due to the recognition of approximately $13,613,000 associated with the Sugarcane land sale as discussed in Recent Events.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used In Investing Activities for the three months ended December 31, 2014 and 2013:

(in thousands)	Three Months Ended December 31,
	2014	2013	Change

Purchases of property and equipment:
Sugarcane planting	$-	$(2,690)	$2,690
Improvements to farmland	-	(757)	757
Citrus nursery	(1,248)	(1,380)	132
Citrus tree development	(117)	(194)	77
Breeding herd purchases	(164)	(704)	540
Rolling stock, equipment and other	(519)	(814)	295

Total	(2,048)	(6,539)	4,491

Acquisition of Citrus business	$(265,063)	$-	$(265,063)
Disposal of property and equipment	97,126	1	97,125
Return on investment in Magnolia	366	1,966	(1,600)
Other	(5)	2	(7)

Cash used in investing activities	$(169,624)	$(4,570)	$(165,055)

The decrease in purchases of property and equipment relate primarily to the disposition of our sugarcane land. We are no longer involved in sugarcane and therefore no sugarcane plantings or improvements to farmland took place in the three months ended December 31, 2014.

Additionally, we acquired Orange-Co for approximately $265,063,000 in December 2014 (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed and Consolidated Financial Statements (Unaudited)) and utilized proceeds from the disposition of our sugarcane land of $97,126,000 via a tax deferred like kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 5. Disposition of Assets Held For Sale” in the Notes to the Condensed and Consolidated Financial Statements (Unaudited)).

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the three months ended December 31, 2014 and 2013:

(in thousands)	Three Months Ended December 31,
	2014	2013	Change

Principal payments on term loan	$(500)	$(500)	$-
Payoff of term loan	(33,500)		(33,500)
Borrowings on revolving line of credit	33,583	-	33,583
Repayments on revolving line of credit	(19,309)	-	(19,309)
Proceeds from term loans	182,500	-	182,500
Payment of loan origination fees	(2,834)	-	(2,834)
Treasury stock purchases	-	(1,371)	1,371
Dividends paid	(442)	(584)	142

Cash provided by (used in) financing activities	$159,498	$(2,455)	$161,953

The Company restructured its outstanding debt on December 3, 2014 in connection with the Orange-Co acquisition (see “Note 5. Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements (Unaudited)). The restricted debt facilities include $125,000,000 in fixed rate term loans, $57,500,000 in variable rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”). In connection with the acquisition, we drew approximately $33,000,000 on the WCLC and made repayments of approximately $19,000,000 on the WCLC during the remainder of the quarter ended December 31, 2014.

The previous term loan required quarterly principal payments of $500,000. The balance of the term loan was $33,500,000 at the time it was refinanced in connection with the Orange-Co acquisition.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $13,371,000 at December 31, 2014 for delivery in fiscal years 2015 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in our Form 10-K for the fiscal year ended September 30, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended September 30, 2014.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as amended (“Exchange Act”), was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or which any of our property is subject to that we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Through December 31, 2014, the Company had purchased 29,305 shares and had available to purchase an additional 75,695 in accordance with the 2013 Authorization. The following table describes our purchases of our common stock during the first quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month of October 2014	-	$-	-	75,695
Month of November 2014	-	$-	-	75,695
Month of December 2014	-	$-	-	75,695

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.		Description of Exhibit

2.1	*	Asset Purchase Agreement, dates as of December 1, 2014, by and among Alico, Inc., Orange-Co, L.P. and solely with respect to certain sections thereof, Orange-Co, LLC and Tamiami Citrus, LLC. (Incorporated by reference to Exhibit 2.1 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

2.2	*	Agreement and Plan of Merger, dated as of December 2, 2014, by and among Alico, Inc., 734 Sub, LLC, 734 Citrus Holdings, LLC, and, solely with respect to certain sections thereof, 734 Agriculture, LLC, Rio Verde Ventures, LLC and Clayton G. Wilson. (Incorporated by reference to Exhibit 2.2 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

10.1	*	First Amended and Restated Credit Agreement, dated December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

10.2	*	Credit Agreement, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender. (Incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Certain schedules and exhibits have been omitted from this filing pursuant to Item 601 (b)(2) of Regulation S-K, the Company will furnish supplemental copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: February 9, 2015	By:	/s/Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Date: February 9, 2015	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

