Form 10-Q
period 2015-03-31
ALICO INC
filed 2015-05-11
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

☐ Yes ☑ No

There were 8,277,513 shares of common stock, par value $1.00 per share, outstanding as of May 7, 2015.

ALICO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Operating revenues:
Citrus Groves	$50,371	$22,590	$63,289	$28,223
Agricultural Supply Chain Management	3,296	6,135	4,479	8,241
Improved Farmland	982	10,750	2,074	17,282
Ranch and Conservation	309	910	1,145	1,441
Other Operations	164	257	313	444
Total operating revenue	55,122	40,642	71,300	55,631

Operating expenses:
Citrus Groves	40,349	14,699	50,476	18,243
Agricultural Supply Chain Management	2,740	5,844	4,111	8,169
Improved Farmland	1,286	8,865	2,077	14,395
Ranch and Conservation	623	1,171	1,368	1,547
Other Operations	45	90	93	507
Total operating expenses	45,043	30,669	58,125	42,861

Gross profit	10,079	9,973	13,175	12,770
Corporate general and administrative	3,381	1,834	9,294	5,622

Income from operations	6,698	8,139	3,881	7,148

Other income (expense), net:
Interest and investment income, net	-	(9)	2	27
Interest expense	(2,285)	(396)	(3,588)	(665)
Loss on extinguishment of debt	(17)	-	(964)	-
Gain (loss) on sale of real estate	(116)	(1)	16,424	(1)
Asset impairment	(541)	-	(541)	-
Other income (loss), net	5	(44)	24	(72)
Total other income (expense), net	(2,954)	(450)	11,357	(711)

Income before income taxes	3,744	7,689	15,238	6,437
Income taxes	950	2,992	4,713	2,445

Net income attributable to common shareholders	2,794	4,697	10,525	3,992

Comprehensive income, net of tax effect	-	-	-	-

Comprehensive income attributable to common shareholders	$2,794	$4,697	$10,525	$3,992

Weighted-average number of shares outstanding:
Basic	8,272	7,345	7,815	7,313
Diluted	8,272	7,349	7,815	7,349
Earnings per common share:
Basic	$0.34	$0.64	$1.35	$0.55
Diluted	$0.34	$0.64	$1.35	$0.54

Cash dividends declared per common share	$0.06	$-	$0.12	$0.12

See accompanying notes to condensed combined consolidated financial statements (unaudited)

ALICO, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

	March 31, 2015	September 30, 2014
	(unaudited)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,775	$31,020
Investments	264	263
Accounts receivable, net	21,206	8,724
Inventories	58,539	25,469
Deferred tax asset	71	-
Assets held for sale	1,509	59,513
Other current assets	1,511	721
Total current assets	85,875	125,710

Investment in Magnolia Fund	998	1,435
Investments, deposits and other non-current assets	6,269	2,905
Goodwill	1,146	-
Cash surrender value of life insurance	688	695
Property, buildings and equipment, net	383,446	126,833
Total assets	$478,422	$257,578

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,966	$2,052
Long-term debt, current portion	4,511	3,196
Accrued expenses	8,685	1,934
Income taxes payable	4,085	4,572
Dividend payable	442	442
Accrued ad valorem taxes	930	1,850
Capital lease obligation	258	259
Other current liabilities	751	6,365
Total current liabilities	24,628	20,670

Long-term debt, net of current portion	205,500	58,444
Line of credit	21,975	3,160
Other liability, noncurrent	3,633	-
Deferred gain on sale	29,140	-
Capital lease obligation, noncurrent	839	839
Deferred income taxes, net of current portion	11,966	5,738
Deferred retirement benefits, net of current portion	3,883	6,877
Total liabilities	301,564	95,728

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; issued and outstanding, none	-	-
Common stock, $1 par value; 15,000,000 shares authorized; 8,300,363 shares issued and 8,284,173 and 7,361,340 shares outstanding at March 31, 2015 and September 30, 2014, respectively	8,300	7,377
Additional paid in capital	21,173	3,742
Treasury stock at cost 16,190 and 15,766 shares held at March 31, 2015 and September 30, 2014, respectively	(771)	(650)
Member's equity	-	15,768
Retained earnings	143,222	135,613
Total Alico stockholders’ equity	171,924	161,850

Noncontrolling interest	4,934	-

Total liabilities and stockholders’ equity	$478,422	$257,578

See accompanying notes to condensed combined consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	March 31,
	2015	2014

Net cash (used in) provided by operating activities	$(6,261)	$4,626

Cash flows from investing activities:
Purchases of property and equipment	(23,239)	(8,758)
Acquisition of citrus business, net of cash acquired	(264,586)	-
Proceeds from disposals of property and equipment	103,445	700
Return on investment in Magnolia	474	2,555
Collections of mortgages and notes receivable	(2)	-
Net cash used in investing activities	(183,908)	(5,503)

Cash flows from financing activities:
Principal payments on term loan	(11,629)	(1,001)
Payoff of term loan	(34,000)	-
Borrowings on revolving line of credit	63,671	300
Repayments on revolving line of credit	(44,856)	-
Proceeds from term loans	193,500	-
Payment of loan origination fees	(3,364)	-
Treasury stock purchases	(512)	(4,713)
Capital lease payments	(2)	-
Dividends paid	(884)	(2,005)
Net cash provided by (used in) financing activities	161,924	(7,419)

Net decrease in cash and cash equivalents	(28,245)	(8,296)
Cash and cash equivalents at beginning of period	31,020	27,252

Cash and cash equivalents at end of period	$2,775	$18,956

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$1,213	$580
Cash paid for income taxes	$5,200	$925

See accompanying notes to condensed combined consolidated financial statements (unaudited).

ALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business and Basis of Presentation

Alico Inc. (“Alico”), and its subsidiaries (collectively, the “Company”), are an agribusiness and land management company. The Company owns approximately 121,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, Desoto, Glades, Hardee, Hendry, Highlands, Lee, Martin, Osceola and Polk) and includes approximately 90,000 acres of mineral rights. In addition to principal lines of business in citrus groves, improved farmland, leasing, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Common Control Acquisition between the Company and 734 Citrus Holdings, LLC

Effective February 28, 2015, the Company completed the merger (“Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%.

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s common stock. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control Alico.

734 Agriculture has control over both Silver Nip Citrus and the Company, and therefore the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares (the “Stock Issuance”) of the Company’s common stock, par value $1.00 per share (the “Common Stock”), to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets at net book value of $65,739,000 and total net assets of $18,509,000. The shares issued were recorded at the carrying amount of the net assets transferred. The holders of membership interests in Silver Nip Citrus will also receive additional Company shares based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ real property following the conclusion of the 2014-2015 citrus harvest season.

The Company expensed $811,000 in professional and legal fees in connection with the Merger in the six months ended March 31, 2015.

Basis of Presentation

Because the Company and Silver Nip Citrus were under common control, we are required under generally accepted accounting principles in the United States (“GAAP”) to account for this Common Control Acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, our balance sheet reflects Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

The accompanying (a) condensed combined consolidated balance sheet as of September 30, 2014, which has been derived from financial statements, and (b) unaudited condensed combined consolidated interim financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include all adjustments, consisting of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of the interim period are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Due to the fact Silver Nip Citrus’ fiscal year end is June 30, the Company’s condensed combined consolidated financial condition as of March 31, 2015 includes the financial condition of Silver Nip Citrus as of December 31, 2014, and the Company’s condensed combined consolidated results of operations for the six months ended March 31, 2015 includes the Silver Nip Citrus results of operations for the six months ended December 31, 2014. The Company’s combined consolidated financial condition as of March 31, 2014 reflects the financial condition of Silver Nip Citrus as of December 31, 2013, and the Company’s condensed combined consolidated results of operations for the six months ended March 31, 2014 includes Silver Nip Citrus’ results of operations from November 19, 2013 (the initial date of common control) through December 31, 2013.

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

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and its subsidiaries. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC (formerly Bowen Brothers Fruit Company, LLC”), Alico Citrus Nursery, LLC, 734 Citrus LLC and Citree Holdings 1, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests in Consolidated Affiliate

The condensed combined consolidated financial statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded noncontrolling interests in the equity of such entity. Citree did not have any income or loss for the quarter ended March 31, 2015, and therefore there is no allocation of income or loss to the noncontrolling interest holders based upon the portion of the subsidiary they own.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC No. 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interest method of accounting, whereby the assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

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

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year. The results of the reported period herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Note 2. Inventories

A summary of the Company’s inventories consisted of the following at March 31, 2015 and September 30, 2014:

(in thousands)	March 31,	September 30,
	2015	2014

Unharvested fruit crop on the trees	$52,139	$23,502
Beef cattle	2,538	1,022
Nursery	1,876	516
Other	1,986	429

Total Inventories	$58,539	$25,469

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment consisted of the following at March 31, 2015 and September 30, 2014:

(in thousands)	March 31,	September 30,
	2015	2014

Breeding herd	$10,897	$11,558
Buildings	21,010	16,052
Citrus trees	242,278	66,886
Equipment and other facilities	58,412	55,696

Total depreciable properties	332,597	150,192
Less accumulated depreciation and depletion	(72,158)	(63,031)

Net depreciable properties	260,439	87,161
Land and land improvements	123,007	39,672

Net property, buildings and equipment	$383,446	$126,833

Land Purchase

Silver Nip Citrus purchased approximately 1,500 acres of citrus groves that included land, trees and fruit inventory as well as irrigation and other equipment on September 4, 2014. The purchase price was approximately $17,600,000 which was funded through cash plus additional financing of $11,000,000 in term debt (see “Note 7. Long -Term Debt” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)).

Land Sale

Certain Silver Nip Citrus land with a cost of $2,832,159 was classified as held for sale as of September 30, 2014. It was sold during the six month period ended March 31, 2015 resulting in a gain on sale of assets of $2,926,553.

Asset Impairment

The Company recorded an impairment loss of approximately $541,000 during the quarter ended March 31, 2015 on property classified as Assets Held for Sale. The Company entered into a sales contract on February 17, 2015, which triggered the impairment of the property based on the negotiated sales price. The property was closed on April 3, 2015 and the Company received approximately $1,509,000 in net sales proceeds.

Note 4. Orange-Co Acquisition

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree Holdings 1, LLC. The assets Alico purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. The total purchase price was approximately $276,673,300, net of $2,060,000 in cash acquired, including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition (see “Note 5. Assets held for sale” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)) and new term debt; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $91,371,000 in term debt and a working capital facility of approximately $27,775,000 and (4) the assumption of certain other liabilities totaling $4,587,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc., or Rabo, in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

The Company acquired Orange-Co to transform our citrus business and meaningfully enhance the Company’s position in the citrus industry. The Company has included the financial results of Orange-Co in the consolidated financial statements from the date of acquisition in the Citrus Groves operating segment. These results include approximately $37,625,000 in revenue and $7,786,000 in gross profit.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. All goodwill recognized will be deductible for income tax purposes. The initial accounting for the business combination is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The Company expensed $3,037,000 in professional and legal fees in connection with the Orange-Co acquisition, in the six months ended March 31, 2015.

The following table summarizes the consideration paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Condensed Combined Consolidated Balance Sheets at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

Asset acquisition

(in thousands)	Amount

Assets
Accounts receivable	$888
Other current assets	845
Inventories	35,562
Property, Buildings and Equipment:
Equipment and other facilities	13,432
Land	63,337
Citrus trees	164,053
Goodwill	1,146
Other assets	2,344

Total assets, net of cash acquired	$281,607

Liabilities
Accounts payable and accrued liabilities	$4,087
Term loan	500
Payable to seller	7,500

Total liabilities assumed	$12,087

Assets acquired less liabilities assumed	$269,520

Less: fair value attributable to noncontrolling interest	(4,933)

Total purchase consideration	$264,587

The fair value of the consideration paid for the acquisition of the net assets was as follows:

Cash proceeds from sugarcane disposition	$97,126
Working capital line of credit	27,775
Term loans	139,686

Total purchase consideration	$264,587

The unaudited pro-forma information below for the three and six months ended March 31, 2015 and 2014 gives effect to this acquisition as if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands except per share amount)	2015	2014	2015	2014

Revenues	$55,122	$66,326	$71,828	$89,856
Income from operations	$6,698	$17,073	$3,865	$17,641
Net income attributable to common shareholder	$2,794	$9,902	$10,065	$9,435
Basic earnings per common share	$0.34	$1.35	$1.29	$1.29
Diluted earnings per common share	$0.34	$1.35	$1.29	$1.28

Note 5. Assets Held for Sale

Sugarcane land

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global Ag Properties”) for $97,913,921 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”). The USSC Lease was assigned to Global Ag Properties in conjunction with the land sale.

Net proceeds from the sugarcane land sale of $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)).

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. However, $29,140,000 of the gain has been deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of $13,613,000 was recognized in the financial statements as of and for the six months ended March 31, 2015.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane operations, and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business, however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above.

Our sugarcane land was classified as assets held for sale as of September 30, 2014.

Asset held for sale

(in thousands)	March 31,
2015

Land and land improvements	$2,050
Impairment	(541)

Assets held for sale	$1,509

Note 6. Income Taxes

The Company’s effective tax rates were 31.0% and 38% for the six months ended March 31, 2015 and 2014, respectively.

The Company applies a “more likely than not” threshold to the recognition and nonrecognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions at March 31, 2015 and September 30, 2014. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

The Internal Revenue Service (“IRS”) is currently auditing Alico’s tax return for the fiscal year ended September 30, 2013.

Note 7. Long-Term Debt

Outstanding debt under the Company’s various loan agreements is presented in the table below:

(in thousands)
	March 31,	September 30,
	2015	2014

Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125 million: the loans bear interest at the rate of 4.15%. The loans are collateralized by real estate and mature in November 2029.	$114,688	$-

Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amounts of $57.5 million: the variable interest rate was 1.75% at March 31, 2015. The loans are collateralized by real estate and mature in November 2029.	56,781	-

Metropolitan Life Insurance Company term loan: the loan bears interest at the initial rate of 5.49%. A final advance of $4.5 million is scheduled for December 1, 2015 subject to certain performance conditions. The interest rate is subject to adjustment on the date of the final advance. The loan is secured by real estate and matures in February 2029.	500	-

Rabo Agrifinance, Inc. variable rate term loan: the variable interest rate on this loan was 2.40% at September 30, 2014. The loan was secured by real estate and had a maturity date of October 2020. The loan was refinanced on December 3, 2014.	-	34,000

Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35%. The loans are collateralized by real estate and mature in June 2033.	26,970	27,550

Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85%. The loan is collateralized by real estate and matures in September 2021.	5,500	-

Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45%. The loan is collateralized by real estate and matures in September 2039.	5,500	-

Note payable to a financing company secured by equipment and maturing in December 2016	72	90

	210,011	61,640
Less current portion	4,511	3,196

Long-term debt	$205,500	$58,444

(in thousands)
	March 31,	September 30,
	2015	2014

Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25 million line bears interest at a variable rate which was 1.75% at March 31, 2015. The line is secured by real estate and matures in November 2019.	$-	$-

Rabo Agrifinance, Inc. working capital line of credit: this $70 million line bears interest at a variable rate which was 1.92% at March 31, 2015. The line is secured by personal property and matures in November 2016. Availability under the line was $36.3 million at March 31, 2015.	16,239	-

Rabo Agrifinance, Inc. revolving line of credit: this $60 million line bore interest at a variable rate which was 2.10% at September 30, 2014. The entire $60 million balance was available at September 30, 2014. The line was secured by real estate and had a maturity date of October 2020. The loan was refinanced on December 3, 2014.	-	-

Prudential Mortgage Capital Company, LLC revolving line of credit: this $6 million line bears interest at a variable rate which was 3.00% at December 31, 2014 and 2.98% at June 30, 2014, respectively. The line is secured by real estate and matures in June 2018. Availability under the line was $264,000 at December 31, 2014 and $2,840,000 at June 30, 2014.	5,736	3,160

Lines of Credit	$21,975	$3,160

Refinancing on December 3, 2014

The Company refinanced its outstanding debt on December 3, 2014 in connection with the Orange-Co acquisition (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)). The debt facilities include $114,688,000 in fixed rate term loans, $56,781,000 in variable rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by approximately 38,700 gross acres of citrus groves and 14,000 gross acres of farmland. The WCLC is secured by current assets and certain other personal property owned by the Company.

The term loans are subject to quarterly principal payments of $2,281,250 and mature November 1, 2029. The fixed rate term loans bear interest at 4.15%, and the variable rate term loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Interest on the term loans is payable quarterly.

The Company may prepay up to $8,750,000 of the fixed rate term loan principal annually without penalty, and any such prepayments shall be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment has been made for the current fiscal year. The variable rate term loans may be prepaid without penalty.

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

The WCLC is a revolving credit facility and is available for funding working capital and general corporate needs. The interest rate on the WCLC is based on the one month LIBOR plus a spread. The spread is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The WCLC facility matures November 1, 2016.

The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from 20 to 30 basis points.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on our behalf. At March 31, 2015, there was $17,498,500 in outstanding letters of credit which correspondingly reduced our availability under the line of credit.

The Company capitalized approximately $2,834,000 of debt issuance costs and recognized a loss on extinguishment of debt of approximately $585,000.

The facilities above are subject to various covenants including the following financial covenants (1) minimum debt service coverage ratio of 1.10 to 1.00, (2) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, (3) minimum current ratio of 1.50 to 1.00 (4) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (5) a limit on capital expenditures of $30,000,000 per fiscal year. The Company is in compliance with all covenants at March 31, 2015.

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

Loan origination fees incurred as a result of entry into the Rabo credit facility loan agreement, including appraisal fees, document stamps, legal fees and lender fees of approximately $1,202,000 were capitalized in fiscal year 2010 and were being amortized over the term of the loan agreement. The unamortized balance of the loan origination fees at the time of December 3, 2014 refinancing was approximately $697,000 of which approximately $396,000 was expensed as a loss on extinguishment of debt and approximately $301,000 will be amortized over the applicable terms of the new loans.

At September 30, 2014, the Company was in compliance with the financial debt covenants and terms of the Rabo loan agreement.

Silver Nip Citrus Debt

Silver Nip Citrus has five loans payable to Prudential Mortgage Capital Company, LLC (“Prudential”) as described below.

There are two fixed rate term loans with total outstanding balances of $26,970,000 and $27,550,000 at December 31, 2014 and June 30, 2014, respectively. Principal of $290,000 is payable quarterly. Interest accrues at 5.35% and is also payable quarterly. The Company may prepay up to $5,000,000 of principal without penalty. The loan is secured by real estate in Collier, Hardee, Hendry, Highlands, Martin, Osceola and Polk Counties, Florida.

In connection with the purchase of 1,500 acres of citrus grove on September 4, 2014 (see “Note 3. Property, Buildings and Equipment, Net” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)), Silver Nip Citrus has a fixed rate term loan with Prudential with an outstanding balance of $5,500,000 at December 31, 2014 that bears interest at the rate of 3.85%. Principal in the amount of $55,000 is payable quarterly together with accrued interest. The loan is secured by real estate in Charlotte County, Florida.

Silver Nip Citrus also has a fixed rate term loan with Prudential with an outstanding balance of $5,500,000 at December 31, 2014 that bears interest at the rate of 3.45%. The rate is subject to adjustment on September 1, 2019 and every five years thereafter until maturity. Principal of $55,000 is payable quarterly together with accrued interest. The loan is secured by real estate in Charlotte County, Florida.

Silver Nip Citrus has a $6,000,000 revolving line of credit with Prudential. Outstanding balances were $5,736,000 and $3,160,000 at December 31, 2014 and June 30, 2014, respectively. The interest rate on the line is based the three month LIBOR rate plus 275 basis points. Interest is payable semi-annually with outstanding principal due at maturity.

The Silver Nip Citrus facilities are subject to a financial covenant requiring a current ratio of at least 2.00 to 1.00 measured at the end of each fiscal year. The Company was in compliance with all covenants related to the Silver Nip debt at June 30, 2014.

The Silver Nip Citrus facilities are personally guaranteed by George Brokaw, Remy Trafelet and Clayton Wilson.

Debt Maturities

Maturities of the Company’s debt were as follows at March 31, 2015:

(in thousands)

Due within one year	$4,511
Due between one and two years	24,504
Due between two and three years	10,750
Due between three and four years	16,586
Due between four and five years	10,938
Due beyond five years	164,697

Total	$231,986

Interest costs expensed and capitalized to property, buildings and equipment were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Interest expense	$2,285	$396	$3,588	$665
Interest capitalized	159	40	212	69

Total	$2,444	$436	$3,800	$734

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

The accounting policies of the segments are the same as those described in Note 1, Description of Business and Basis of Presentation. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Combined Consolidated Statement of Comprehensive Income. All intercompany transactions have been eliminated.

Information by business segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Revenues:
Citrus Groves	$50,371	$22,590	$63,289	$28,223
Agricultural Supply Chain Management	3,296	6,135	4,479	8,241
Improved Farmland	982	10,750	2,074	17,282
Ranch and Conservation	309	910	1,145	1,441
Other Operations	164	257	313	444
Intersegment Revenues	4,115	4,000	5,386	6,245
Eliminations	(4,115)	(4,000)	(5,386)	(6,245)

Total revenue	55,122	40,642	71,300	55,631

Operating expenses:
Citrus Groves	40,349	14,699	50,476	18,243
Agricultural Supply Chain Management	2,740	5,844	4,111	8,169
Improved Farmland	1,286	8,865	2,077	14,395
Ranch and Conservation	623	1,171	1,368	1,547
Other Operations	45	90	93	507

Total operating expenses	45,043	30,669	58,125	42,861

Gross profit:
Citrus Groves	10,022	7,891	12,813	9,980
Agricultural Supply Chain Management	556	291	368	72
Improved Farmland	(304)	1,885	(3)	2,887
Ranch and Conservation	(314)	(261)	(223)	(106)
Other Operations	119	167	220	(63)

Total gross profit	$10,079	$9,973	$13,175	$12,770

Capital expenditures:
Citrus Groves	$17,661	$2,083	$19,230	$4,026
Agricultural Supply Chain Management	119	38	329	71
Improved Farmland	-	212	-	3,685
Ranch and Conservation	14	33	190	776
Other Operations	3,396	196	3,411	200
Other Capital Expenditures	-	(343)	79	-

Total capital expenditures	$21,190	$2,219	$23,239	$8,758

Depreciation, depletion and amortization:
Citrus Groves	$3,584	$525	$4,840	$1,054
Agricultural Supply Chain Management	93	53	145	82
Improved Farmland	-	1,285	-	2,622
Ranch and Conservation	242	329	485	662
Other Operations	270	21	398	109
Other Depreciation, Depletion and Amortization	36	214	200	400

Total depreciation, depletion and amortization	$4,225	$2,427	$6,068	$4,929

(in thousands)	March 31, 2015	September 30, 2014

Assets:
Citrus Groves	$422,070	$121,399
Agricultural Supply Chain Management	3,097	2,498
Improved Farmland	119	57,726
Ranch and Conservation	13,384	13,920
Other Operations	31,292	26,356
Other Corporate Assets	8,460	35,679

Total assets	$478,422	$257,578

Note 9. Stockholders’ Equity

Effective January 27, 2015, the Company’s Board of Directors adopted the Stock Incentive Plan of 2015 (the “2015 Plan”) which provides for up to an additional 1,250,000 shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to shareholders value. The 2015 Plan was approved by shareholders on February 25, 2015.

The adoption of the 2015 Plan superseded the 2013 Incentive Equity Plan (“2013 Plan”), which had been in place since April 2013.

There are no awards outstanding under the 2015 Plan or the 2013 Plan at March 31, 2015 or September 30, 2014.

In March 2015, the Board of Directors authorized the repurchase of up to 20,000 shares of the Company’s common stock beginning March 25, 2015 and continuing through March 25, 2016. The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. All repurchases were made on or subsequent to March 25, 2015. The following table illustrates the Company’s treasury stock purchases and issuances for the six months ended March 31, 2015:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2014	15,766	$650
Purchased	9,907	512
Issued to Directors and Named Executive Officers	(9,483)	(391)

Balance at March 31, 2015	16,190	$771

Stock-based compensation expense recognized in the Condensed Combined Consolidated Statements of Comprehensive Income in general and administrative expenses was $254,000 and $509,000 for the three and six months ended March 31, 2015, respectively, and $204,000 and $705,000 for the three and six months ended March 31, 2014, respectively. Stock-based compensation is recorded for Board of Directors fees paid in treasury stock and the Long Term Incentive Compensation Plan restricted common stock awards.

Note 10. Commitments and Contingencies

On March 11, 2015, a putative shareholder class action lawsuit was filed by Shiva Y. Stein in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”), 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses. We believe that this lawsuit is without merit and intend to contest it vigorously.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or which any of our property is subject to that we believe will have a material adverse effect on our business, financial condition or results of operations.

Note 11. Related Party Transactions

Change in Control Transaction

On November 19, 2013, 734 Agriculture, LLC (“734 Agriculture”) and its affiliates, including 734 Investors, LLC (“734 Investors”), completed the previously announced purchase from Alico Holding, LLC, a company wholly owned by Atlantic Blue Group, Inc. (“Atlanticblue”), of 3,725,457 shares of our common stock (the “Share Purchase”).

The common stock acquired by 734 Agriculture and its affiliates, including 734 Investors, represented approximately 51% of the Company’s outstanding voting securities. On November 15, 2013, 734 Investors amended and restated its LLC operating agreement (the “LLC Agreement”) to admit new members and to designate 734 Agriculture as the managing member, with authority to administer the affairs of 734 Investors, including the voting and disposition of shares of common stock, subject to certain restrictions set forth therein. As a result, upon the consummation of the Share Purchase, 734 Agriculture and its affiliates, including 734 Investors, acquired the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s shareholders. Messrs. Remy W. Trafelet and George R. Brokaw are the two controlling persons of 734 Agriculture.

Appointment of Mr. Wilson as the Company’s Chief Executive Officer

Upon the Closing of the Share Purchase, Mr. JD Alexander ceased to be the Company’s CEO pursuant to his previously disclosed resignation. On November 22, 2013, the Board appointed Mr. Wilson to serve as the CEO, effective immediately.

Silver Nip Merger Agreement

Effective February 28, 2015, the Company completed the merger (“Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%.

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s common stock. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control Alico.

734 Agriculture has control over both Silver Nip Citrus and the Company and therefore the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares (the “Stock Issuance”) of the Company’s common stock, par value $1.00 per share (the “Common Stock”), to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets at net book value of $65,739,000 and total net assets of $18,509,000. The shares issued were recorded at the carrying amount of the net assets transferred. The holders of membership interest in Silver Nip Citrus will also receive additional Company shares based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ real property following the conclusion of the 2014-2015 citrus harvest season.

The Company expensed $811,000 in professional and legal fees in connection with the Merger in the six months ended March 31, 2015.

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

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer and as an employee of the Company. Mr. Smith’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants.

Note 12. Subsequent Events

Modification of Credit Agreements

The Silver Nip Citrus line of credit with Prudential was paid in full and terminated on April 28, 2015. Rabo has agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis. These advances would be funded from either cash on hand or draws on the Company’s $70,000,000 Rabo working capital line of credit.

Silver Nip has provided a $7,000,000 limited guaranty and a security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed combined consolidated financial statements and related notes included elsewhere in this Form 10-Q. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission (“SEC”) on December 12, 2014.

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

Segments

We own approximately 121,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands, Lee, Martin Osceola and Polk), and includes approximately 90,000 acres of mineral rights, and operate five segments.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed combined consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC No. 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interest method of accounting, whereby the assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Recent Events

Orange-Co Acquisition

On December 2, 2014, we completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014. The assets we purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. The purchase price was approximately $276,673,000, net of cash acquired, including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term debt; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $91,371,000 in term debt and a working capital facility of approximately $27,775,000 and (4) the assumption of certain other liabilities totaling $4,587,000. On December 1, 2014, we deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc., or Rabo, in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

Sugarcane Land Disposition

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global Ag Properties”) for $97,913,921 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”). The USSC Lease was assigned to Global Ag Properties in conjunction with the land sale.

Net proceeds from the sugarcane land sale of $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)).

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. However, $29,140,000 of the gain has been deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of $13,613,000 was recognized in the financial statements as of and for the six months ended March 31, 2015.

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

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments.

Silver Nip Merger Agreement

Effective February 28, 2015, the Company completed the merger (“Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%.

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s common stock. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control Alico.

734 Agriculture has control over both Silver Nip Citrus and the Company and therefore the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares (the “Stock Issuance”) of the Company’s common stock, par value $1.00 per share (the “Common Stock”), to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets at net book value of $65,739,000 and total net assets of $18,509,000. The shares issued were recorded at the carrying amount of the net assets transferred. The holders of membership interest in Silver Nip Citrus will also receive additional Company shares based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ real property following the conclusion of the 2014-2015 citrus harvest season.

The Company expensed $811,000 in professional and legal fees in connection with the Merger in the six months ended March 31, 2015.

Because the Company and Silver Nip Citrus were under common control, we are required under generally accepted accounting principles in the United States (“GAAP”) to account for this Common Control Acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, our balance sheet reflects Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Due to the fact Silver Nip Citrus’ fiscal year end is June 30, the Company’s condensed combined consolidated financial condition as of March 31, 2015 includes the financial condition of Silver Nip Citrus as of December 31, 2014, and the Company’s condensed combined consolidated results of operations for the six months ended March 31, 2015 includes the Silver Nip Citrus results of operations for the six months ended December 31, 2014. The Company’s combined consolidated financial condition as of March 31, 2014 reflects the financial condition of Silver Nip Citrus as of December 31, 2013, and the Company’s condensed combined consolidated results of operations for the six months ended March 31, 2014 includes Silver Nip Citrus’ results of operations from November 19, 2013 (the initial date of common control) through December 31, 2013.

Results of Operations

The following table sets forth a comparison of results of operations for the three and six months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2015	2014	$	%	2015	2014	$	%

Operating revenues:
Citrus Groves	$50,371	$22,590	$27,781	123.0%	$63,289	$28,223	$35,066	124.3%
Agricultural Supply Chain Management	3,296	6,135	(2,839)	(46.3)%	4,479	8,241	(3,762)	(45.6)%
Improved Farmland	982	10,750	(9,768)	(90.9)%	2,074	17,282	(15,208)	(88.0)%
Ranch and Conservation	309	910	(601)	(66.1)%	1,145	1,441	(296)	(20.5)%
Other Operations	164	257	(93)	(36.2)%	313	444	(131)	(29.5)%
Total operating revenues	55,122	40,642	14,480	35.7%	71,300	55,631	15,669	28.2%

Gross Profit:
Citrus Groves	10,022	7,891	2,131	27.0%	12,813	9,980	2,833	28.4%
Agricultural Supply Chain Management	556	291	265	91.1%	368	72	296	NM
Improved Farmland	(304)	1,885	(2,189)	(116.2)%	(3)	2,887	(2,890)	(100.1)%
Ranch and Conservation	(314)	(261)	(53)	20.3%	(223)	(106)	(117)	110.4%
Other Operations	119	167	(48)	(28.8)%	220	(63)	283	NM
Total gross profit	10,079	9,973	106	1.1%	13,175	12,770	405	3.2%
Corporate, general and
administrative expenses	3,381	1,834	1,547	84.4%	9,294	5,622	3,672	65.4%

Income from operations	6,698	8,139	(1,441)	(17.7)%	3,881	7,148	(3,267)	(45.7)%
Other income (expense), net	(2,954)	(450)	(2,504)	NM	11,357	(711)	12,068	NM

Income before income taxes	3,744	7,689	(3,945)	(51.3)%	15,238	6,437	8,801	136.8%
Income taxes	950	2,992	(2,042)	(68.3)%	4,713	2,445	2,268	92.8%

Net income	$2,794	$4,697	$(1,903)	(40.6)%	$10,525	$3,992	$6,533	163.7%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three and six months ended March 31, 2015 and 2014:

(in thousands, except per box and per pound solid data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2015	2014	$	%	2015	2014	$	%

Revenue From:
Early and Mid Season	$36,052	$17,927	$18,125	101.1%	$47,927	$22,366	$25,561	114.3%
Valencias	12,037	3,438	8,599	250.2%	12,037	3,438	8,599	250.1%
Fresh Fruit	1,621	1,205	416	34.6%	2,541	1,859	692	36.7%
Other	661	20	641	NM	784	560	224	40.0%
Total	$50,371	$22,590	$27,781	123.0%	$63,289	$28,223	$35,066	124.3%

Boxes Harvested:
Early and Mid Season	3,117	1,381	1,736	125.7%	4,251	1,828	2,423	132.6%
Valencias	887	245	642	262.1%	888	245	643	262.5%
Total Processed	4,004	1,626	2,378	146.3%	5,139	2,073	3,066	147.9%

Fresh Fruit	117	110	7	6.4%	179	160	19	11.9%
Total	4,121	1,736	2,385	137.4%	5,318	2,233	3,085	138.2%

Pound Solids Produced:
Early and Mid Season	18,694	8,644	10,050	116.3%	24,941	11,255	13,686	121.6%
Valencias	5,610	1,528	4,082	NM	5,610	1,528	4,082	NM
Fresh Fruit	85	37	48	129.8%	84	37	47	127.1%
Total	24,389	10,209	14,180	138.9%	30,635	12,820	17,815	139.0%

Pound Solids per Box:
Early and Mid Season	6.00	6.26	(0.26)	(4.3)%	5.87	6.16	(0.29)	(4.7)%
Valencias	6.32	6.24	0.08	1.3%	6.32	6.24	0.08	1.3%

Price per Pound Solid:
Early and Mid Season	$1.93	$2.07	$(0.15)	(7.2)%	$1.92	$1.99	$(0.07)	(3.6)%
Valencias	$2.15	$2.25	$(0.10)	(4.5)%	$2.15	$2.25	$(0.10)	(4.5)%

Price per Box:
Fresh Fruit	$13.85	$10.95	$2.90	26.5%	$14.20	$11.62	$2.58	22.2%

Operating Expenses:
Cost of Sales	$29,786	$10,401	$19,385	186.4%	$36,810	$12,601	$24,209	192.2%
Harvesting and Hauling	9,501	4,207	5,294	125.9%	12,067	5,425	6,642	122.5%
Other	1,062	91	971	NM	1,599	217	1,382	NM
Total	$40,349	$14,699	$25,650	174.5%	$50,476	$18,243	$32,233	176.7%

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

The increases for the three and six months ended March 31, 2015 as compared to the three and six months ended March 31, 2014 in revenues, boxes harvested, pound solids produced and gross profit relate primarily to the acquisition of Orange-Co in December 2014. Orange-Co related revenues and gross profit increased by approximately $30,625,000 and $6,092,000 for the three months ended March 31, 2015, respectively, and by approximately by $37,625,000 and $7,786,000 for the six months ended March 31, 2015, respectively. Orange-Co related boxes harvested and pound solids produced increased by approximately 2,416,000 and 14,989,000 for the three months ended March 31, 2015 respectively, and by approximately 3,082,000 and 18,640,000 for the six months ended March 31, 2015, respectively, as a result of the acquisition. We included the financial results of Orange-Co in the consolidated financial statements from the date of acquisition.

The USDA, in its April 9, 2015 Citrus Forecast, indicated that it currently expects the Florida orange crop to decline by 2,700,000 boxes or approximately 2.6% versus the prior year. We currently expect our 2014/2015 crop to outpace the current statewide estimate on a boxes harvested basis, with a 3% - 5% increase over the prior year.

Agricultural Supply Chain Management

The table below presents key operating measures for the three and six months ended March 31, 2015 and 2014:

(in thousands, except per box and per pound solid data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2015	2014	$	%	2015	2014	$	%

Purchase and Resale of Fruit:
Revenue	$2,725	$5,205	$(2,480)	(47.7)%	$3,644	$6,733	$(3,089)	(45.9)%
Boxes Sold	243	444	(201)	(45.3)%	330	601	(271)	(45.1)%
Pound Solids Sold	1,440	2,725	(1,285)	(47.2)%	1,921	3,624	(1,703)	(47.0)%
Pound Solids per Box	5.93	6.14	(0.21)	(3.5)%	5.82	6.03	(0.21)	(3.5)%
Price per Pound Solids	$1.89	$1.91	$(0.02)	(1.1)%	$1.90	$1.86	$0.04	2.2%

Value Added Services:
Revenue	$482	$915	$(433)	(47.4)%	$657	$1,217	$(560)	(46.1)%
Value Added Boxes	241	464	(223)	(48.1)%	328	579	(251)	(43.4)%

Other Revenue	$89	$15	74	NM	$178	$291	(113)	(38.9)%

NM - Not Meaningful

The overall decline for the three and six months ended March 31, 2015 as compared to the three and six months ended March 31, 2014 in Purchase and Resale of Fruit revenue, boxes sold and pound solids sold, as well as the declines in Value Added Services revenue and boxes, are all being driven by a management decision to reduce the number of external boxes handled by Alico Fruit Company to focus on our internal operations. This decision was made in in the second quarter of fiscal year 2014.

The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

Improved Farmland

The table below presents key operating measures for the three and six months ended March 31, 2015 and 2014:

(in thousands, except per net standard ton and per acre data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2015	2014	$	%	2015	2014	$	%

Revenue From:
Sale of Sugarcane	$-	$9,996	$(9,996)	(100.0)%	$-	$16,018	$(16,018)	(100.0)%
Molasses Bonus	-	457	(457)	(100.0)%	-	761	(761)	(100.0)%
Land Leasing	982	298	684	NM	2,074	503	1,571	NM
Other	-	(1)	1	(100.0)%	-	-	-	NM
Total	$982	$10,750	$(9,768)	(90.9)%	$2,074	$17,282	$(15,208)	(88.0)%

Operating Expenses:
Cost of Sales	$-	$6,757	$(6,757)	(100.0)%	$-	$10,908	$(10,908)	(100.0)%
Harvesting and Hauling	-	2,053	(2,053)	(100.0)%	-	3,331	(3,331)	(100.0)%
Land Leasing Expenses	-	55	(55)	(100.0)%	-	156	(156)	(100.0)%
Guaranteed Payment	1,080	-	1,080	NM	1,560	-	1,560	NM
Other	206	-	206	NM	517	-	517	NM
Total	$1,286	$8,865	$(7,579)	(85.5)%	$2,077	$14,395	$(12,318)	(85.6)%

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

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and the Improved Farmland segment was no longer material to our business.

Ranch and Conservation

The table below presents key operating measures for the three and six months ended March 31, 2015 and 2014:

(in thousands, except per pound data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2015	2014	$	%	2015	2014	$	%

Revenue From:
Sale of Calves	$25	$25	$-	0.0%	$109	$261	$(152)	(58.2)%
Sale of Culls	21	691	(670)	(97.0)%	511	692	(181)	(26.2)%
Land Leasing	223	242	(19)	(7.9)%	447	487	(40)	(8.3)%
Other	40	(48)	88	(183.4)%	78	1	77	NM
Total	$309	$910	$(601)	(66.1)%	$1,145	$1,441	$(296)	(20.5)%

Pounds Sold:
Calves	12	17	(5)	(28.5)%	50	158	(108)	(68.4)%
Culls	76	793	(717)	(90.5)%	446	794	(348)	(43.9)%

Price Per Pound:
Calves	$2.08	$1.47	$0.61	41.5%	$2.18	$1.65	$0.53	32.2%
Culls	$0.28	$0.87	$(0.59)	(67.9)%	$1.15	$0.87	$0.28	32.2%

Operating Expenses:
Cost of Calves Sold	$1	$(66)	$67	(101.6)%	$3	$220	$(217)	(98.7)%
Cost of Culls Sold	21	354	(333)	(94.1)%	220	355	(135)	NM
Land Leasing Expenses	58	71	(13)	(18.3)%	113	128	(15)	(11.8)%
Other	543	812	(269)	(33.2)%	1,032	844	188	22.3%
Total	$623	$1,171	$(548)	(46.8)%	$1,368	$1,547	$(179)	(11.6)%

NM - Not Meaningful

Ranch

Calves are generally sold to market in the fourth quarter of each fiscal year. Results in each of the first, second and third quarters of the fiscal years are immaterial and generally nonrecurring in nature, and comparison of results is not meaningful.

Conservation

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, we submitted a response proposing a dispersed water management project on portions of our ranch land.

In December 2014, the SFWMD approved a contract, based on the submitted response, with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (“Board”) approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments. Operating expenses were approximately $530,000 and $549,000 for the three months ended March 31, 2015 and 2014 respectively. The operating expenses were approximately $1,018,000 and $814,900 for the six months ended March 31, 2015 and 2014 respectively.

Other Operations

The results of the Other Operations segment for the six months ended March 31, 2015 are in-line with the same period of the prior year.

General and Administrative

The increase in general and administrative expenses for the three months and six months ended March 31, 2015 versus the same period of the prior year relates primarily to professional and legal fees associated with the acquisitions and dispositions described above in “Recent Events,” which totaled approximately $753,000 and $4,353,000 for the three and six months ended March 31, 2015, respectively. The charges included $2,500,000 in legal fees, $1,350,000 in other real estate closing costs and $500,000 related to a consulting and non-competition agreement with the former CEO for the six months ended March 31, 2015.

The general and administrative expenses for the three and six months ended March 31, 2014 included costs incurred related to the change in control from November 2013 which totaled $260,000 and $2,005,000 for the three and six months ended March 31, 2014, respectively. The charges included $195,000 for the acceleration of the vesting of the Long-Term Incentive Plan awards, $849,000 for the cost of Director and Officer insurance for the departing Directors and $333,000 related to a consulting and non-competition agreement with the former CEO for the six months ended March 31, 2014.

Other Income (Expense), net

Other income (expense), net for the six months ended March 31, 2015 is approximately $12,100,000 greater than the same period of the prior year due to an approximate $1,000,000 loss on extinguishment of debt (see “Note 7. Long-Term Debt” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)), an increase of approximately $2,923,000 in interest expense due primarily to the term debt from the Orange-Co acquisition and a partial recognition of the gain on sale for the sugarcane land sale in November of $13,600,000 (see “Note 5. Assets Held For Sale” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)).

Income Tax Expense

Income tax expense was approximately $950,000 and $2,992,000 for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rates were 25.4% and 39.0% for the three months ended March 31, 2015 and 2014, respectively. Income tax expense was approximately $4,713,000 and $2,445,000 for the six months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rates for the six months ended March 31, 2015 and 2014 were 31.0% and 38.0%, respectively. During the quarter ended March 31, 2015, the Company revised effective tax rates to reflect the impact of claiming certain deductions on amended federal and state income tax returns filed for the fiscal years ended September 30, 2011 through September 30, 2013. Other changes to the effective tax rates relate primarily to the nondeductible nature of projected political contributions and limitations on certain deductions related to the vesting of the long-term incentive grants for fiscal year 2014.

The IRS is currently auditing the Company’s tax return for the year ended September 30, 2013.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

	March 31	September 30,
(in thousands)	2015	2014	Change

Cash and cash equivalents	$2,775	$31,020	$(28,245)
Investments	$264	$263	$1
Total current assets	$85,875	$125,710	$(39,835)
Total current liabilities	$24,628	$20,670	$3,958
Working capital	$61,247	$105,040	$(43,793)
Total assets	$478,422	$257,578	$220,844
Term loans and line of credit	$231,986	$64,800	$167,186
Current ratio	3.49 to 1	6.08 to 1

We believe that our current cash position, revolving credit facilities and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital requirements and capital expenditures for at least the next 12 months. We have $76,000,000 in working capital lines of credit of which $36,500,000 is available for our general use at March 31, 2015 and a $25,000,000 revolving line of credit all of which is available for our general use at March 31, 2015 (see “Note 7. Long-Term Debt” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances, and we may need to finance such activities by drawing down monies under our lines of credit and if necessary, obtaining additional debt or equity financing.

The decrease in cash and cash equivalents was primarily due to the following factors:

•	Cash used in operations of $6,261,000,
•	Capital expenditures of $23,239,000,
•	Acquisition of Orange-Co of $264,586,000 offset by $149,000,000 in new term debt,
•	Payment on revolving credit line of $44,856,000 and,
•	Principal payments on long-term debt of $11,629,000

Net Cash (Used In) Provided By Operating Activities

The following table details the items contributing to Net Cash (Used In) Provided by Operating Activities for the six months ended March 31, 2015 and 2014:

(in thousands)	Six Months Ended March 31,
	2015	2014	Change

Net Income	$10,525	$3,992	$6,533
Depreciation and Amortization	6,068	4,929	1,139
Net (gain) loss on Sale of Property and Equipment	(16,425)	(370)	(16,055)
Other Non-Cash Expenses	3,788	522	3,266
Change in Working Capital	(10,217)	(4,447)	(5,770)

Cash (used in) provided by operations	$(6,261)	$4,626	$(10,887)

The factors contributing to the increase in net income for the six months ended March 31, 2015, versus the same period of the prior year are discussed in “Results of Operations.” The gain on sale of property and equipment is substantially due to the recognition of approximately $13,613,000 associated with the Sugarcane land sale as discussed in Recent Events.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the six months ended March 31, 2015 and 2014:

(in thousands)	Six Months Ended March 31,
	2015	2014	Change

Purchases of property and equipment:
Citrus grove acquisition	$(17,624)	$-	$(17,624)
Sugarcane planting		(2,748)	2,748
Improvements to farmland	-	(33)	33
Citrus nursery	(2,406)	(3,349)	943
Citrus tree development	(300)	(478)	178
Breeding herd purchases	(164)	(776)	612
Rolling stock, equipment and other	(1,770)	(1,374)	(396)
Other	(975)	-	(975)

Total	(23,239)	(8,758)	(14,481)

Acquisition of Citrus business	$(264,586)	$-	$(264,586)
Disposal of property and equipment	103,445	700	102,745
Return on investment in Magnolia	474	2,555	(2,081)
Other	(2)	-	(2)

Cash used in investing activities	$(183,908)	$(5,503)	$(178,405)

Purchases of property and equipment include Silver Nip Citrus’s purchase of a citrus grove of approximately 1,475 acres in Charlotte County, Florida. Otherwise, purchases of property and equipment decreased primarily to the disposition of our sugarcane land. We are no longer involved in sugarcane and therefore no sugarcane plantings or improvements to farmland took place in the six months ended March 31, 2015.

Additionally, we acquired Orange-Co for approximately $264,586,000 in December 2014 (see “Note 4. Orange-Co Acquisition” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)) and utilized proceeds from the disposition of our sugarcane land of $97,126,000 via a tax deferred like kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 5. Assets Held For Sale” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)).

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the six months ended March 31, 2015 and 2014:

(in thousands)	Six Months Ended March 31,
	2015	2014	Change

Principal payments on term loan	$(11,629)	$(1,001)	$(10,628)
Payoff of term loan	(34,000)	-	(34,000)
Borrowings on revolving line of credit	63,671	300	63,371
Repayments on revolving line of credit	(44,856)	-	(44,856)
Proceeds from term loans	193,500	-	193,500
Payment of loan origination fees	(3,364)	-	(3,364)
Treasury stock purchases	(512)	(4,713)	4,201
Dividends paid	(884)	(2,005)	1,121
Proceeds from capital leases	(2)	-	(2)

Cash provided by (used in) financing activities	$161,924	$(7,419)	$169,343

The Company restructured its outstanding debt on December 3, 2014 in connection with the Orange-Co acquisition (see “Note 5. Long-Term Debt” in the Notes to the Condensed Combined Consolidated Financial Statements (Unaudited)). The restructured debt facilities include $125,000,000 in fixed rate term loans, $57,500,000 in variable rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The previous term loan required quarterly principal payments of $500,000. The balance of the term loan was $34,000,000 at the time it was refinanced in connection with the Orange-Co acquisition.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $6,758,000 at March 31, 2015 for delivery in fiscal years 2015 through 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Since the March 2, 2015 announcement of the acquisition of Silver Nip, two putative shareholder class action lawsuits have been filed against Alico and its directors, among other parties, in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida. The specific cases are Shiva Y. Stein v. Alico Inc. et al No. 15-CA-000645 filed on March 11, 2015 (the "Stein Complaint") and Ruth S. Dimon Trust v. George R. Brokaw et al., No. 15-CA-001162 filed on May 6, 2015 (the "Dimon Complaint"). The Stein Complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. It seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses. The Dimon Complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip, 734 investors and 734 Agriculture. It seeks, among other things, rescission of the acquisition, an injunction prohibiting certain payments to Silver Nip shareholders, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses. We believe that these lawsuits are without merit and intend to contest them vigorously.

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

In March 2015, the Board of Directors authorized the repurchase of up to 20,000 shares of the Company’s common stock beginning March 25, 2015 and continuing through March 25, 2016. The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Through March 31, 2015, the Company had purchased 9,907 shares and had available to purchase an additional 10,093 in accordance with the authorization. The following table describes our purchases of our common through March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month of January 2015	-	$-	-	-
Month of February 2015	-	$-	-	-
Month of March 2015	9,907	$51.64	9,907	10,093

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
35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: May 11, 2015	By:	/s/Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Date: May 11, 2015	By:	/s/W. Mark Humphrey
W. Mark Humphrey
Chief Financial Officer and Senior Vice President

