Form 10-Q
period 2015-06-30
ALICO INC
filed 2015-08-05
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

☐  Yes ☑ No

There were 8,281,352 shares of common stock, par value $1.00 per share, outstanding as of August 3, 2015.

ALICO, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Combined Consolidated Financial Statements	1
	Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended June 30, 2015 and 2014 (unaudited)	1
	Condensed Combined Consolidated Balance Sheets as of June 30, 2015 (unaudited) and September 30, 2014 (unaudited)	2
	Condensed Combined Consolidated Statements of Cash Flows for the Three and Nine Months Ended June 30, 2015 and 2014 (unaudited)	3
	Notes to the Condensed Combined Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	Signatures	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALICO, INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Operating revenues:
Citrus Groves	$65,795	$27,167	$129,084	$55,390
Agricultural Supply Chain Management	2,105	4,083	6,584	12,324
Improved Farmland	418	2,159	2,492	19,441
Ranch and Conservation	296	408	1,441	1,849
Other Operations	195	58	508	502
Total operating revenue	68,809	33,875	140,109	89,506

Operating expenses:
Citrus Groves	45,551	18,317	96,027	36,560
Agricultural Supply Chain Management	1,467	3,916	5,578	12,085
Improved Farmland	659	6,591	2,736	20,986
Ranch and Conservation	624	684	1,992	2,231
Other Operations	693	(226)	786	281
Total operating expenses	48,994	29,282	107,119	72,143

Gross profit	19,815	4,593	32,990	17,363
Corporate, general and administrative	3,638	2,339	12,932	7,961

Income from operations	16,177	2,254	20,058	9,402

Other income (expense), net:
Interest and investment income, net	42	88	44	115
Interest expense	(2,127)	(657)	(5,715)	(1,322)
Loss on extinguishment of debt	-	-	(964)	-
Gain (loss) on sale of real estate	(27)	4	16,397	3
Asset impairment	-	-	(541)	-
Other income (loss), net	(71)	133	(47)	61
Total other income (expense), net	(2,183)	(432)	9,174	(1,143)

Income before income taxes	13,994	1,822	29,232	8,259
Income taxes	6,227	791	10,940	3,236

Net income	7,767	1,031	18,292	5,023
Net income (loss) attributable to noncontrolling interests	-	-	-	-

Net income attributable to Alico, Inc. common stockholders	7,767	1,031	18,292	5,023
Other comprehensive income (loss), net of tax	-	-	-	-
Comprehensive income	7,767	1,031	18,292	5,023
Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-
Comprehensive income attributable to Alico, Inc. common stockholders	$7,767	$1,031	$18,292	$5,023

Earnings per common share:
Basic	$0.94	$0.14	$2.30	$0.69
Diluted	$0.94	$0.14	$2.29	$0.68
Weighted-average number of common shares outstanding:
Basic	8,278	7,356	7,969	7,327
Diluted	8,284	7,356	7,971	7,351

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes

ALICO, INC.

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2015	September 30, 2014
	(unaudited)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,739	$31,020
Short-term investments	-	263
Accounts receivable, net	15,103	8,724
Inventories, net	46,255	25,469
Income tax receivable	2,074	-
Assets held for sale	-	59,513
Other current assets	5,504	721
Total current assets	78,675	125,710

Property, buildings and equipment, net	383,100	126,833
Goodwill	2,246	-
Investment in Magnolia Fund	825	1,435
Cash surrender value of life insurance	705	695
Investments, deposits and other assets	4,671	2,905
Total assets	$470,222	$257,578

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$3,352	$2,052
Long-term debt, current portion	4,511	3,196
Accrued expenses	7,941	1,934
Income taxes payable	-	4,572
Deferred tax liability, current portion	725	3,135
Dividends payable	497	442
Accrued ad valorem taxes	1,757	1,850
Capital lease obligation, current portion	258	259
Other current liabilities	1,002	3,229
Total current liabilities	20,043	20,669

Long-term debt, net of current portion	202,069	58,444
Lines of credit	3,348	3,160
Deferred gain on sale of assets, net of current portion	29,139	-
Capital lease obligation, net of current portion	839	839
Deferred tax liability, net of current portion	23,595	8,760
Deferred retirement benefits	3,895	3,855
Other liabilities	3,867	-
Total liabilities	286,795	95,727

Commitments and contingencies (Note 11)

Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value; 15,000,000 shares authorized, 8,300,363 and 7,377,106 shares issued and 8,277,513 and 7,361,340 shares outstanding as of June 30, 2015 and September 30, 2014, respectively	8,300	7,377
Additional paid-in-capital	21,360	3,742
Treasury stock at cost, 22,850 and 15,766 shares held as of June 30, 2015 and September 30, 2014, respectively	(1,147)	(650)
Members' equity	-	16,414
Retained earnings	150,076	134,968
Total Alico, Inc. equity	178,589	161,851

Noncontrolling interest	4,838	-

Total liabilities and equity	$470,222	$257,578

See accompanying notes

ALICO, INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	June 30,
	2015	2014
	(unaudited)

Net cash provided by operating activities	$25,895	$14,770

Cash flows from investing activities:
Capital expenditures	(9,674)	(11,255)
Acquisition of citrus businesses, net of cash acquired	(283,211)	-
Proceeds from sale of sugarcane operations	97,151	-
Proceeds for the sale of assets	9,045	928
Return on investment in Magnolia Fund	652	3,185
Other	(1)	27
Net cash used in investing activities	(186,038)	(7,115)

Cash flows from financing activities:
Principal payments on term loans	(15,061)	(3,041)
Repayment of term loan	(34,000)	-
Borrowings on revolving lines of credit	81,135	-
Repayments on revolving lines of credit	(80,947)	-
Proceeds from term loans	193,500	-
Financing costs	(3,353)	-
Treasury stock purchases	(1,029)	(4,844)
Dividends paid	(1,381)	(2,744)
Principal payments on capital lease obligation	(2)	-
Net cash provided by (used in) financing activities	138,862	(10,629)

Net decrease in cash and cash equivalents	(21,281)	(2,974)
Cash and cash equivalents at beginning of period	31,020	27,252

Cash and cash equivalents at end of period	$9,739	$24,278

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$4,892	$1,193
Cash paid for income taxes	$5,200	$925

See accompanying notes

ALICO, INC.

NOTES TO THE CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company, we, or our”), is an agribusiness and land management company. The Company owns approximately 121,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, Desoto, Glades, Hardee, Hendry, Highlands, Lee, Martin, Osceola and Polk) and includes approximately 90,000 acres of mineral rights. In addition to principal lines of business in citrus groves, improved farmland, leasing, cattle ranching and conservation, and related support operations, we also receive royalties from rock mining and oil production.

Common Control Acquisition between the Company and 734 Citrus Holdings, LLC

Effective February 28, 2015, the Company completed the merger (“Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%. Silver Nip Citrus entities include 734 Harvest, LLC, 734 Co-op Groves, LLC, 734 LMC Groves, LLC and 734 BLP Groves, LLC.

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s common stock. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control Alico.

734 Agriculture had control over both Silver Nip Citrus and the Company, and therefore the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets with a book value of $65,739,000 and total net assets of $18,470,000. The shares of common stock issued were recorded at the carrying amount of the net assets transferred. The holders of membership interests in Silver Nip Citrus will also receive additional Company shares based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ real property following the conclusion of the 2014-2015 citrus harvest season.

For the nine months ended June 30, 2015, the Company incurred approximately $894,000 in professional and legal costs in connection with the Merger. These costs are included in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2015.

Basis of Presentation

The Company has prepared the accompanying financial statements on a consolidated and combined basis. These accompanying unaudited condensed combined consolidated interim financial statements, which are referred to herein as the “Financial Statements”, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 12, 2014.

The Financial Statements presented in this Form 10-Q are unaudited; however, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2015. All intercompany transactions and account balances between the consolidated and combined businesses have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the Financial Statements, the disclosure of contingent assets and liabilities in the Financial Statements and the accompanying Notes, and the reported amounts of revenues and expenses and cash flows during the periods presented. Actual results could differ from those estimates based upon future events. The Company evaluates the estimates on an ongoing basis. The estimates are based on current and expected economic conditions, historical experience, the experience and judgment of the Company’s management and various other specific assumptions that the Company believes to be reasonable.

As the Company and Silver Nip Citrus were under common control at the time of the Merger, we are required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, our Condensed Combined Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Since Silver Nip Citrus’ fiscal year end is June 30, the Company’s financial condition as of June 30, 2015 includes the financial condition of Silver Nip Citrus as of March 31, 2015, and the Company’s results of operations for the three and nine months ended June 30, 2015 includes the Silver Nip Citrus results of operations for the three and nine months ended March 31, 2015. The Company’s results of operations for the three and nine months ended June 30, 2014 includes Silver Nip Citrus’ results of operations from November 19, 2013 (the initial date of common control) through March 31, 2014.

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and its subsidiaries, over which the Company exercises control. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC (formerly “Bowen Brothers Fruit Company, LLC”), Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and Citree Holdings 1, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree did not have any income or loss for the three and nine months ended June 30, 2015.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC No. 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

New Accounting Pronouncements

Presentation of Debt Issuance Costs for Term Debt

In April 2015, the FASB issued Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"). Upon adoption, ASU 2015-03 will require debt issuance costs associated with outstanding term debt to be presented in the balance sheet as a direct reduction in the carrying value of the associated debt liability, consistent with the current presentation of a debt discount. For fees paid to lenders to secure revolving lines of credit, such fees will continue to be presented as a deferred charge (asset) on the balance sheet. Under current guidance prior to ASU 2015-03, all debt issuance costs, for both term debt and revolving lines of credit, are presented in the balance sheet as a deferred charge (asset). ASU 2015-03 is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. Upon adoption, ASU 2015-03 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Since ASU 2015-03 involves balance sheet presentation only, its adoption will not have any impact on the Company's results of operations, financial condition, or cash flows. The Company is evaluating a decision to early adopt ASU 2015-03 prior to its mandatory effective date.

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations

In April 2015, the FASB issued Accounting Standard Update 2015-04, “Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets” ("ASU 2015-04"). Upon adoption, ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. The Company's fiscal year end is September 30 and the Company has a defined retirement plan. The Company is currently evaluating the policy election that will be allowed upon the adoption of ASU 2015-04.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that first fiscal year, and early adoption is now permitted for 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on working capital, net income, stockholders’ equity or cash flows as previously reported.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year. The results of the reported periods herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Note 2. Inventories

Inventories consist of (in thousands):

	June 30,	September 30,
	2015	2014

Unharvested fruit crop on the trees	$38,832	$23,502
Beef cattle	3,469	1,022
Nursery	1,822	516
Other	2,132	429

Total inventories	$46,255	$25,469

Note 3. Property, Buildings and Equipment, Net

Property, buildings and equipment, net consist of (in thousands):

	June 30,	September 30,
	2015	2014

Breeding herd	$11,158	$11,558
Buildings	21,377	16,282
Citrus trees	243,878	69,952
Equipment and other facilities	59,464	55,799

Total depreciable assets	335,877	153,591
Less: accumulated depreciation and depletion	(75,324)	(66,321)

Net depreciable assets	260,553	87,270
Land and land improvements	122,547	39,563

Total property, buildings and equipment, net	$383,100	$126,833

Land Sale

Certain Silver Nip Citrus land with a cost of $2,832,159 was classified as held for sale as of September 30, 2014. It was sold during the nine months ended June 30, 2015 resulting in a gain on sale of assets of $2,926,553.

Asset Impairment

The Company recorded an impairment loss of approximately $541,000 during the nine months ended June 30, 2015 on property classified as assets held for sale as of September 30, 2014. The Company entered into a sales contract on February 17, 2015, which triggered the impairment of the property based on the negotiated sales price. The property was sold on April 3, 2015 and the Company received approximately $1,509,000 in net sales proceeds.

Note 4. Acquisitions and Dispositions

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree. The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and $4,838,000 in fair value attributable to noncontrolling interest, including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term loan debt; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000 and (4) the assumption of certain other liabilities totaling $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc., or Rabo, in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

The Company acquired Orange-Co to transform our citrus business and meaningfully enhance the Company’s position in the citrus industry. The Company has included the financial results of Orange-Co in the Financial Statements from the date of acquisition. These results include approximately $72,233,000 in revenue and $18,060,000 in gross profit.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. All goodwill recognized will be deductible for tax purposes. The initial accounting for the business combination is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date. In the Company’s Condensed Combined Consolidated Financial Statements for the period ended June 30, 2015, the total assets acquired and liabilities assumed were based on preliminary information and were subject to adjustment as new information was obtained. During the three months ended June 30, 2015, an adjustment to the fair value of total assets acquired resulted in an increase of approximately $1,000,000.

For the nine months ended June 30, 2015, the Company incurred approximately $3,239,000 in professional and legal costs in connection with the Orange-Co acquisition. These costs are included in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2015.

The following table summarizes the consideration paid for the acquired net assets and the acquisition accounting for the fair values of the assets acquired and liabilities assumed, as adjusted, in the Condensed Combined Consolidated Balance Sheets as of the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been further evaluated.

The fair value of the consideration paid for the acquisition of the net assets, as adjusted, was as follows:

Asset acquisition
(in thousands)
Amount
Assets:
Accounts receivable, net	$888
Other current assets	845
Inventories, net	35,562
Property, Buildings and Equipment	240,949
Goodwill	2,246
Other assets	2,140
Total assets, net of cash acquired	$282,630

Liabilities:
Accounts payable and accrued liabilities	$4,205
Debt	500
Payable to seller	7,500
Total liabilities assumed	$12,205

Assets acquired less liabilities assumed	$270,425

Less: fair value attributable to noncontrolling interest	(4,838)

Total purchase consideration	$265,587

Cash proceeds from sugarcane disposition	$97,126
Working capital line of credit	27,857
Term loans	140,604

Total purchase consideration	$265,587

The unaudited pro-forma information below for the three and nine months ended June 30, 2015 and 2014 gives effect to this acquisition as if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(in thousands except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Revenues	$68,809	$73,519	$131,857	$163,375
Income from operations	$16,177	$20,479	$18,438	$38,119
Net income attributable to Alico, Inc. common stockholders	$7,767	$11,843	$15,104	$20,932
Basic earnings per common share	$0.94	$1.61	$1.90	$2.86
Diluted earnings per common share	$0.94	$1.61	$1.89	$2.85

Acquisition of Citrus Grove

On September 4, 2014, Silver Nip Citrus and TRB Groves, LLC entered into a Purchase and Sale Agreement pursuant to which Silver Nip Citrus purchased all of the assets on a 1,500 acre citrus grove in Charlotte County, FL for a purchase price of approximately $17,624,000. The purchase price was funded from Silver Nip Citrus’ cash and cash equivalents and $11,000,000 in term loans (see “Note 7” to the accompanying Condensed Combined Consolidated Financial Statements). We acquired the citrus acres to increase the size of our citrus groves which we believe strengthens our market position.

The total cost of the acquisition was allocated to the assets acquired based on their estimated respective fair values in accordance with ASC 805, Business Combinations and was accounted for using the acquisition method of accounting.

The results of operations have been included in our combined consolidated statements of operations since September 4, 2014, the date of closing. Pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s consolidated financial statements and are not presented.

Assets acquired in the acquisition are as follows:

(in thousands)
Amount
Assets:
Inventories, net	$1,329
Property, Buildings and Equipment
Equipment and other facilities	2,742
Land	5,921
Citrus Trees	7,632
Total assets, net of cash acquired	$17,624

Sugarcane Land

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global Ag Properties”) for approximately $97,900,000 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (“USSC”) (the “USSC Lease”). The USSC Lease was assigned to Global Ag Properties in conjunction with the land sale.

Net proceeds from the sugarcane land sale of approximately $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like-kind exchange pursuant to Internal Revenue Code Section §1031.

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of approximately $13,613,000 was recognized in the Condensed Combined Consolidated Statement of Operations and Comprehensive Income for the nine months ended June 30, 2015.

On May 1, 2015, the Company made a payment of $1,347,000 to Global Ag Properties pursuant to the sales contract. USSC’s rent is tied to the market price of sugar, and this payment is required annually in advance, to supplement the rent paid by USSC in the event that the sugar prices are below certain thresholds. This advance payment is included in other current assets at June 30, 2015.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane operations, and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business, however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above.

Note 5. Common Control Acquisition

The Company completed the Merger with Silver Nip Citrus on February 28, 2015 (see “Note 1” to the accompanying Condensed Combined Consolidated Financial Statements). Silver Nip Citrus owns approximately 7,434 acres of land, consisting primarily of citrus groves, in six Florida counties (Polk, Hardee, Osceola, Martin, Highlands and Collier). Substantially all of its revenues derive from citrus operations. As the Company and Silver Nip Citrus were under common control at the time of the Merger, we have combined the operating results of the Company and Silver Nip Citrus from the date common control began.

The Company’s results of operations for the three and nine months ended June 30, 2015 include the Silver Nip Citrus results of operations for the three and nine months ended March 31, 2015. The Company’s results of operations for the three and nine months ended June 30, 2014 include the Silver Nip Citrus results of operations from November 19, 2013 (the initial date of common control) through March 31, 2014.

Separate results for the Company and Silver Nip Citrus for the three and nine months ended June 30, 2015 and 2014 were as follows :

(in thousands except for per share amounts)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Silver Nip			Silver Nip
	Alico	Citrus	Total	Alico	Citrus	Total

Operating revenues	$61,007	$7,802	$68,809	$28,675	$5,200	$33,875

Gross profit	$18,090	$1,725	$19,815	$3,739	$854	$4,593

Net income	$6,727	$1,040	$7,767	$1,119	$(88)	$1,031

Comprehensive income	$6,727	$1,040	$7,767	$1,119	$(88)	$1,031

Earnings per common share:
Basic	$0.81	$0.13	$0.94	$0.15	$(0.01)	$0.14
Diluted	$0.81	$0.13	$0.94	$0.15	$(0.01)	$0.14

(in thousands except for per share amounts)	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2014
		Silver Nip			Silver Nip
	Alico	Citrus	Total	Alico	Citrus	Total

Operating revenues	$129,375	$10,734	$140,109	$81,139	$8,367	$89,506

Gross profit	$31,185	$1,805	$32,990	$15,593	$1,770	$17,363

Net income	$15,866	$2,426	$18,292	$4,485	$538	$5,023

Comprehensive income	$15,866	$2,426	$18,292	$4,485	$538	$5,023

Earnings per common share:
Basic	$1.99	$0.30	$2.30	$0.61	$0.07	$0.69
Diluted	$1.99	$0.30	$2.29	$0.61	$0.07	$0.68

Note 6. Income Taxes

Income tax expense was approximately $6,227,000 and $791,000 for the three months ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rates were 44.5% and 43.4% for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was approximately $10,940,000 and $3,236,000 for the nine months ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rates for the nine months ended June 30, 2015 and 2014 were 37.4% and 39.2%, respectively.

During the three months ended June 30, 2015, the Company revised its effective tax rates to reflect the impact of claiming certain deductions on amended federal and state income tax returns filed in prior fiscal years. Other changes to the effective tax rates relate primarily to the nondeductible nature of projected political contributions and lobbying expenses. In addition, there were limitations on certain deductions related to the vesting of the long-term incentive grants for fiscal year 2014, and non-deductible transaction costs related to the Silver Nip Citrus merger for fiscal year 2015.

The Company applies a “more likely than not” threshold to the recognition and nonrecognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of June 30, 2015 and September 30, 2014. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

The Internal Revenue Service (“IRS”) is currently auditing Alico’s tax returns for the fiscal years ended September 30, 2013, 2012 and 2011.

Note 7. Long-Term Debt and Lines of Credit

Refinancing on December 3, 2014

The Company refinanced its outstanding debt on December 3, 2014 in connection with the Orange-Co acquisition (see “Note 4” to the accompanying Condensed Combined Consolidated Financial Statements). The debt facilities include $113,125,000 in fixed rate term loans, $56,063,000 in variable rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by approximately 38,700 gross acres of citrus groves and 14,000 gross acres of farmland. The WCLC is secured by current assets and certain other personal property owned by the Company.

The term loans are subject to quarterly principal payments of $2,281,250 and mature November 1, 2029. The fixed rate term loans bear interest at 4.15% per annum, and the variable rate term loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Interest on the term loans is payable quarterly.

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

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2015, there was $17,498,500 in outstanding letters of credit which correspondingly reduced our availability under the line of credit.

The Company capitalized approximately $2,834,000 of debt financing costs and recognized a loss on extinguishment of debt of approximately $585,000. Deferred financing costs are capitalized and amortized to interest expense over the applicable term of the loan. The capitalized deferred debt financing costs are included in other assets in the Condensed Combined Consolidated Balance Sheet as of June 30, 2015. The loss on extinguishment of debt is included in other income (expense), net in the Condensed Combined Consolidated Statement of Operations and Comprehensive Income for the nine months ended June 30, 2015.

The facilities above are subject to various covenants including the following financial covenants: (1) minimum debt service coverage ratio of 1.10 to 1.00, (2) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, (3) minimum current ratio of 1.50 to 1.00, (4) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (5) a limit on capital expenditures of $30,000,000 per fiscal year. The Company was in compliance with all covenants as of June 30, 2015.

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

Debt financing costs incurred as a result of entry into the Rabo credit facility loan agreement, including appraisal fees, document stamps, legal costs and lender fees of approximately $1,202,000 were capitalized in fiscal year ended September 30, 2010 and were being amortized to interest expense over the term of the loan. The unamortized balance of the deferred financing costs at the time of December 3, 2014 refinancing were approximately $697,000 of which approximately $375,000 was written off and expensed as a loss on extinguishment of debt and approximately $301,000 will be amortized over the applicable terms of the new loans.

At September 30, 2014, the Company was in compliance with the financial debt covenants and terms of the Rabo loan agreement.

Silver Nip Citrus Debt

Silver Nip Citrus has various loans payable to Prudential Mortgage Capital Company, LLC (“Prudential”) as described below.

There are two fixed rate term loans with total outstanding balances of $25,930,000 and $27,550,000 at March 31, 2015 and June 30, 2014, respectively. Principal of $290,000 is payable quarterly. Interest accrues at 5.35% per annum and is also payable quarterly. The Company may prepay up to $5,000,000 of principal without penalty. The loans are secured by real estate in Collier, Hardee, Hendry, Highlands, Martin, Osceola and Polk Counties, Florida.

In connection with the purchase of 1,500 acres of citrus grove on September 4, 2014 (see “Note 4” to the Condensed Combined Consolidated Financial Statements) Silver Nip Citrus has a fixed rate term loan with Prudential with an outstanding balance of $5,445,000 as of March 31, 2015 that bears interest at the rate of 3.85% per annum. Principal in the amount of $55,000 is payable quarterly together with accrued interest. The loans are secured by real estate in Charlotte County, Florida.

Silver Nip Citrus also has a fixed rate term loan with Prudential with an outstanding balance of $5,445,000 at March 31, 2015 that bears interest at the rate of 3.45% per annum. The rate is subject to adjustment on September 1, 2019 and every five years thereafter until maturity. Principal of $55,000 is payable quarterly together with accrued interest. The loan is secured by real estate in Charlotte County, Florida.

Silver Nip Citrus had a $6,000,000 revolving line of credit with Prudential. Outstanding balances were $3,348,000 and $3,160,000 at March 31, 2015 and June 30, 2014, respectively. The interest rate on the line is based on the three month LIBOR rate plus 275 basis points. Interest is payable semi-annually with outstanding principal due at maturity.

The Silver Nip Citrus facilities are subject to a financial covenant requiring a current ratio of at least 2.00 to 1.00 measured at the end of each fiscal year. The Company was in compliance with all covenants related to the Silver Nip debt at March 31, 2015 and June 30, 2014.

The Silver Nip Citrus facilities are personally guaranteed by George Brokaw, Remy Trafelet and Clayton Wilson.

Modification of Credit Agreements

The Silver Nip Citrus line of credit with Prudential was paid in full and terminated on April 28, 2015. Rabo has agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

Outstanding debt obligations under the Company’s various loan agreements is presented in the tables below:

(in thousands)
	June 30,	September 30,
	2015	2014

Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125 million: the loans bear interest at the rate of 4.15% per annum as of June 30, 2015. The loans are collateralized by real estate and mature in November 2029.	$113,125	$-

Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amounts of $57.5 million: the variable interest rate was 1.78% per annum as of June 30, 2015. The loans are collateralized by real estate and mature in November 2029.	56,063	-

Metropolitan Life Insurance Company term loan: the loan bears interest at the initial rate of 5.49% per annum as of June 30, 2015. A final advance of $4.5 million is scheduled for December 1, 2015 subject to certain performance conditions. The interest rate is subject to adjustment on the date of the final advance. The loan is secured by real estate and matures in February 2029.	500	-

Rabo Agrifinance, Inc. variable rate term loan: the variable interest rate on this loan was 2.40% per annum as of September 30, 2014. The loan was secured by real estate and had a maturity date of October 2020. The loan was refinanced on December 3, 2014.	-	34,000

Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35% per annum as of June 30, 2015. The loans are collateralized by real estate and mature in June 2033.	25,930	27,550

Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85% per annum as of June 30, 2015. The loan is collateralized by real estate and matures in September 2021.	5,445	-

Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45% per annum as of June 30, 2015. The loan is collateralized by real estate and matures in September 2039.	5,445	-

Note payable to a financing company secured by equipment and maturing in December 2016.	72	90

	206,580	61,640
Less: current portion	4,511	3,196

Long-term debt	$202,069	$58,444

(in thousands)
	June 30,	September 30,
	2015	2014

Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25 million line bears interest at a variable rate which was 1.78% per annum as of June 30, 2015. The line is secured by real estate and matures in November 2019.	$-	$-

Rabo Agrifinance, Inc. working capital line of credit: this $70 million line bears interest at a variable rate which was 1.93% per annum as of June 30, 2015. The line is secured by personal property and matures in November 2016. Availability under the line was $52.5 million as of June 30, 2015.	-	-

Prudential Mortgage Capital Company, LLC revolving line of credit: this $6 million line bears interest at a variable rate which was 3.01% per annum as of March 31, 2015 and 2.98% per annum as of June 30, 2014, respectively. The line is secured by real estate and matures in June 2018. Availability under the line was $2.6 million as of March 31, 2015 and $2.8 million as of June 30, 2014.	3,348	3,160

Lines of Credit	$3,348	$3,160

Debt Maturities

Maturities of the Company’s outstanding debt as of June 30, 2015 were as follows:

(in thousands)

Due within one year	$4,511
Due between one and two years	8,261
Due between two and three years	14,123
Due between three and four years	10,875
Due between four and five years	10,950
Due beyond five years	161,208

Total	$209,928

Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Interest expense	$2,127	$657	$5,715	$1,322
Interest capitalized	71	40	283	118

Total	$2,198	$697	$5,998	$1,440

Note 8. Earnings Per Share

Basic earnings per share for our common stock is calculated by dividing net income attributable to Alico, Inc. common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.

For the three and nine months ended June 30, 2015 and 2014, basic and diluted earnings per common share were as follows

(in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to Alico, Inc. common stockholders	$7,767	$1,031	$18,292	$5,023

Weighted average number of common shares outstanding - basic	8,278	7,356	7,969	7,327
Dilutive effect of equity awards	6	-	2	24
Weighted average number of common shares outstanding - diluted	8,284	7,356	7,971	7,351

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$0.94	$0.14	$2.30	$0.69
Diluted	$0.94	$0.14	$2.29	$0.68

For the three and nine months ended June 30, 2015, there were no anti-dilutive equity awards that were excluded from the calculation of diluted earnings per share.

Note 9. Segments

Operating segments are defined in ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. The Company’s CODMs assess performance and allocate resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations.

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

Total revenues represent sales to unaffiliated customers, as reported in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income. Intersegment sales and transfers are accounted by the Company as if the sales or transfers were to third parties at current market prices. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before corporate, general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.  All intercompany transactions between the segments have been eliminated.

Information by business segment is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Citrus Groves	$65,795	$27,167	$129,084	$55,390
Agricultural Supply Chain Management	2,105	4,083	6,584	12,324
Improved Farmland	418	2,159	2,492	19,441
Ranch and Conservation	296	408	1,441	1,849
Other Operations	195	58	508	502
Intersegment Revenues	5,058	4,173	10,444	9,299
Eliminations	(5,058)	(4,173)	(10,444)	(9,299)

Total revenues	$68,809	$33,875	$140,109	$89,506

Operating expenses:
Citrus Groves	$45,551	$18,317	$96,027	$36,560
Agricultural Supply Chain Management	1,467	3,916	5,578	12,085
Improved Farmland	659	6,591	2,736	20,986
Ranch and Conservation	624	684	1,992	2,231
Other Operations	693	(226)	786	281

Total operating expenses	$48,994	$29,282	$107,119	$72,143

Gross profit (loss):
Citrus Groves	$20,244	$8,850	$33,057	$18,830
Agricultural Supply Chain Management	638	167	1,006	239
Improved Farmland	(241)	(4,432)	(244)	(1,545)
Ranch and Conservation	(328)	(276)	(551)	(382)
Other Operations	(498)	284	(278)	221

Total gross profit (loss)	$19,815	$4,593	$32,990	$17,363

Capital expenditures:
Citrus Groves	$4,413	$2,354	$5,018	$6,380
Agricultural Supply Chain Management	17	-	346	71
Improved Farmland	-	44	-	3,729
Ranch and Conservation	369	103	559	879
Other Operations	47	(172)	3,458	28
Other Capital Expenditures	214	168	293	168

Total capital expenditures	$5,060	$2,497	$9,674	$11,255

Depreciation, depletion and amortization:
Citrus Groves	$3,037	$1,132	$7,877	$2,196
Agricultural Supply Chain Management	109	41	254	123
Improved Farmland	-	572	-	3,194
Ranch and Conservation	291	335	776	997
Other Operations	347	477	745	586
Other Depreciation, Depletion and Amortization	67	(252)	267	148

Total depreciation, depletion and amortization	$3,851	$2,305	$9,919	$7,244

(in thousands)
	June 30, 2015	September 30, 2014
Assets:
Citrus Groves	$407,107	$121,399
Agricultural Supply Chain Management	2,717	2,498
Improved Farmland	1,556	57,726
Ranch and Conservation	14,480	13,920
Other Operations	33,836	26,356
Other Corporate Assets	10,526	35,679

Total assets	$470,222	$257,578

Note 10. Stockholders’ Equity

Effective January 27, 2015, the Company’s Board of Directors adopted the Stock Incentive Plan of 2015 (the “2015 Plan”) which provides for up to an additional 1,250,000 shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by stockholders on February 25, 2015.

The adoption of the 2015 Plan superseded the 2013 Incentive Equity Plan (“2013 Plan”), which had been in place since April 2013. In the three months ended June 30, 2015, the Company awarded 12,500 restricted shares of the company’s common stock (“Restricted Stock”) to two senior executives, under the 2015 Plan. Total stock compensation expense for the restricted stock was approximately $17,000 for the three months ended June 30, 2015.

The Company also recognizes stock compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Long Term Incentive Compensation Plan (via restricted stock). Stock-based compensation expense for the Board of Director fees and Long Term Incentive Compensation Plan was $176,200 and $585,000 for the three and nine months ended June 30, 2015, respectively, and $204,000 and $909,000 for the three and nine months ended June 30, 2014, respectively. Stock compensation expense is recognized in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.

In March 2015, the Board of Directors authorized the repurchase of up to 20,000 shares of the Company’s common stock beginning March 25, 2015 and continuing through March 25, 2016. The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. All repurchases were made by April 30, 2015. The following table illustrates the Company’s treasury stock purchases and issuances for the nine months ended June 30, 2015:

(in thousands, except share amounts)	Shares	Cost

Balance as of September 30, 2014	15,766	$650
Purchased	20,000	1,029
Issued to Directors and Named Executive Officers	(12,916)	(532)

Balance as of June 30, 2015	22,850	$1,147

Note 11. Commitments and Contingencies

On March 11, 2015, a putative shareholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”), 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip, 734 Investors and 734 Agriculture in connection with the Acquisition of Silver Nip by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip shareholders, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

On July 17, 2015, the plaintiffs in the Stein and Dimon lawsuits filed a stipulation and proposed order consolidating their cases for all purposes and seeking the appointment of a lead plaintiff and lead and liaison counsel. The court entered that proposed order on July 21, 2015.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or which any of our property is subject to that we believe will have a material adverse effect on our business, financial condition or results of operations.

Note 12. Related Party Transactions

Change in Control Transaction

On November 19, 2013, 734 Agriculture, LLC (“734 Agriculture”) and its affiliates, including 734 Investors, LLC (“734 Investors”), completed the previously announced purchase from Alico Holding, LLC, a company wholly owned by Atlantic Blue Group, Inc. (“Atlanticblue”), of 3,725,457 shares of our common stock (the “Share Purchase”).

The common stock acquired by 734 Agriculture and its affiliates, including 734 Investors, represented approximately 51% of the Company’s outstanding voting securities. On November 15, 2013, 734 Investors amended and restated its LLC operating agreement to admit new members and to designate 734 Agriculture as the managing member, with authority to administer the affairs of 734 Investors, including the voting and disposition of shares of common stock, subject to certain restrictions set forth therein. As a result, upon the consummation of the Share Purchase, 734 Agriculture and its affiliates, including 734 Investors, acquired the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s shareholders. Messrs. Remy W. Trafelet and George R. Brokaw are the two controlling persons of 734 Agriculture.

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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets at with a book value of $65,739,000 and total net assets of $18,470,000. The shares issued were recorded at the carrying amount of the net assets transferred.

According to the terms of the Merger Agreement, the holders of the membership interests in Silver Nip Citrus will receive additional Company shares based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ real property during the 2014-2015 citrus season. Additional consideration due based on sales through May 31, 2015 is approximately 115,783 shares. The computation of additional consideration for the June 2015 harvest proceeds (the final proceeds of the harvest season) is pending receipt of final pricing information from processors, (see “Note 1” to the accompanying Condensed Combined Consolidated Financial Statements).

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

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer and as an employee of the Company. Mr. Smith’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company’s business operations previously managed by Mr. Smith will now be managed by Clay Wilson, Chief Executive Officer of Alico. The Company does not expect to appoint an interim or ongoing Chief Operating Officer

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, to the following benefits: (a) $100,000 in cash in a lump sum, (b) a consulting fee of $350,000 during the period commencing on his resignation date and ending on the first anniversary of his resignation date, subject to his continuing to provide services to the Company. On June 1, 2015, the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer.

Shared Services Agreement

The Company has approved, but not yet executed, a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”) whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $400,000. The agreement will expire in June 2016.

ITEM 2.

ALICO, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes thereto. Additional context can also be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission (“SEC”) on December 12, 2014.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from disease, insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; one time events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended September 30, 2014 and our Quarterly Reports on Form 10-Q.

Business Overview

We manage our land based upon its primary usage and review its performance based upon three primary classifications – Citrus Groves, Improved Farmland, and Ranch and Conservation.  In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include leases for mining and oil extraction rights to third parties.  We present our financial results and the related discussions based upon these five business segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).

In connection with our pursuit of growth opportunities consistent with our mission, we intend to regularly evaluate potential acquisitions and divestitures and other business opportunities, some of which are material in nature.  If appropriate opportunities present themselves, we may engage in selected acquisitions, divestitures and other business growth initiatives or undertakings.  To the extent we engage in such opportunities it could, among other things, change our revenue mix, require us to obtain additional debt or equity financing and have a material impact on our business and financial condition, results of operations and cash flows.

Business Segments

We own approximately 121,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands, Lee, Martin Osceola and Polk), and approximately 90,000 acres of mineral rights, and operate five business segments.

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
22

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

Recent Events

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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets with a book value of $65,739,000 and total net assets of $18,470,000. The common shares issued were recorded at the carrying amount of the net assets transferred. The holders of membership interests in Silver Nip Citrus will also receive additional Company shares based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ real property following the conclusion of the 2014-2015 citrus harvest season.

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

During the 2015 legislative session, the Governor of Florida vetoed the legislatively approved budget for dispersed water management projects. Although SFWMD did not receive the state funds for the project payments for the next fiscal year (October 2015 through September 2016), it has options available to continue with the project.

As discussed above, the Dispersed Water Management Program Northern Everglades Payment for Environmental Services Contract between the Company and SFWMD provides that funding of the contract is subject to the District receiving funds for the project from the Florida Legislature and the District Governing Board budget appropriation.

The District budget process allows for amending the budget at any Governing Board meeting, which could allow for some funding later in the fiscal year. However, if no funds are provided and accommodation is not reached to delay work on the project until funds are available, the District would be within its rights under the contract to terminate.

Orange-Co Acquisition

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree Holdings 1, LLC. The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and $4,838,000 in fair value attributable to noncontrolling interest, including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term debt; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term debt and a working capital facility of approximately $27,857,000; and (4) the assumption of certain other liabilities totaling $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. (“Rabo”) in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration.

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

Net proceeds from the sugarcane land sale of $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like-kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 4” to the accompanying Condensed Combined Consolidated Financial Statements).

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of $13,613,000 was recognized in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2015.

On May 1, 2015, the Company made a payment of $1,347,000 to Global Ag Properties pursuant to the sales contract. The USSC Lease is tied to the market price of sugar, and this payment is required annually, in advance, to supplement the rent paid by USSC in the event that the sugar prices are below certain thresholds. This advance payment is included in other current assets at June 30, 2015.

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

Results of Operations

The following table sets forth a comparison of results of operations for the three and nine months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Operating revenues:
Citrus Groves	$65,795	$27,167	$38,628	142.2%	$129,084	$55,390	$73,694	133.0%
Agricultural Supply Chain Management	2,105	4,083	(1,978)	(48.4)%	6,584	12,324	(5,740)	(46.6)%
Improved Farmland	418	2,160	(1,742)	(80.6)%	2,492	19,441	(16,949)	(87.2)%
Ranch and Conservation	296	408	(112)	(27.5)%	1,441	1,849	(408)	(22.1)%
Other Operations	195	57	138	242.1%	508	502	6	1.2%
Total operating revenues	68,809	33,875	34,934	103.1%	140,109	89,506	50,603	56.5%

Gross Profit:
Citrus Groves	20,244	8,850	11,394	128.7%	33,057	18,830	14,227	75.6%
Agricultural Supply Chain Management	638	167	471	282.0%	1,006	239	767	320.9%
Improved Farmland	(241)	(4,432)	4,191	(94.6)%	(244)	(1,545)	1,301	(84.2)%
Ranch and Conservation	(328)	(276)	(52)	18.8%	(551)	(382)	(169)	44.2%
Other Operations	(498)	284	(782)	(275.4)%	(278)	221	(499)	(225.8)%
Total gross profit	19,815	4,593	15,222	331.4%	32,990	17,363	15,627	90.0%
Corporate, general and
administrative expenses	3,638	2,339	1,299	55.5%	12,932	7,961	4,971	62.4%

Income from operations	16,177	2,254	13,923	617.7%	20,058	9,402	10,656	113.3%
Other income (expense), net	(2,183)	(432)	(1,751)	405.3%	9,174	(1,143)	10,317	(902.6)%

Income before income taxes	13,994	1,822	12,172	668.1%	29,232	8,259	20,973	253.9%
Income taxes	6,227	791	5,436	687.2%	10,940	3,236	7,704	238.1%

Net income	$7,767	$1,031	$6,736	653.3%	$18,292	$5,023	$13,269	264.2%

A discussion of our segment results of operations follows.

Citrus Groves

The table below presents key operating measures for the three and nine months ended June 30, 2015 and 2014:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Operating Revenues:
Early and Mid Season	$3,999	$2,907	$1,092	37.6%	$51,926	$25,273	$26,653	105.5%
Valencias	54,693	23,692	31,001	130.9%	66,730	27,130	39,600	146.0%
Fresh Fruit	3,400	485	2,915	601.0%	5,941	2,344	3,597	153.5%
Other	3,703	83	3,620	NM	4,487	643	3,844	597.8%
Total	$65,795	$27,167	$38,628	142.2%	$129,084	$55,390	$73,694	133.0%

Boxes Harvested:
Early and Mid Season	191	175	16	9.1%	4,442	2,002	2,440	121.9%
Valencias	4,056	1,485	2,571	173.1%	4,944	1,730	3,214	185.8%
Total Processed	4,247	1,660	2,587	155.8%	9,386	3,732	5,654	151.5%

Fresh Fruit	280	53	227	428.3%	459	213	246	115.5%
Total	4,527	1,713	2,814	164.3%	9,845	3,945	5,900	149.6%

Pound Solids Produced:
Early and Mid Season	1,198	1,066	132	12.4%	26,139	12,321	13,818	112.1%
Valencias	26,418	10,008	16,410	164.0%	32,112	11,536	20,576	178.4%
Total	27,616	11,074	16,542	149.4%	58,251	23,857	34,394	144.2%

Pound Solids per Box:
Early and Mid Season	6.27	6.09	0.18	3.0%	5.88	6.15	(0.27)	(4.4)%
Valencias	6.51	6.74	(0.23)	(3.4)%	6.50	6.67	(0.17)	(2.5)%

Price per Pound Solids:
Early and Mid Season	$3.34	$2.73	$0.61	22.3%	$1.99	$2.05	$(0.06)	(2.9)%
Valencias	$2.07	$2.37	$(0.30)	(12.7)%	$2.08	$2.35	$(0.27)	(11.5)%

Price per Box:
Fresh Fruit	$12.14	$9.15	$2.99	32.7%	$12.94	$11.00	$1.94	17.6%

Operating Expenses:
Cost of Sales	$33,762	$13,169	$20,593	156.4%	$70,572	$25,770	$44,802	173.9%
Harvesting and Hauling	9,424	4,794	4,630	96.6%	21,491	10,790	10,701	99.2%
Other	2,365	354	2,011	568.1%	3,964	-	3,964	NM
Total	$45,551	$18,317	$27,234	148.7%	$96,027	$36,560	$59,467	162.7%

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

The increase in citrus grove revenues and gross profit for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014 was primarily due to the acquisition of Orange-Co in December 2014. Orange-Co related revenues and gross profit were approximately $34,608,000 and $10,274,000 for the three months ended June 30, 2015, respectively, and $72,233,000 and $18,060,000 for the nine months ended June 30, 2015, respectively. For the three and nine months ended June 30, 2015, Orange-Co revenues represented 53% and 56% of total citrus grove revenues.

Orange-Co related boxes harvested and pound solids produced totaled approximately 2,225,000 and 14,683,000 for the three months ended June 30, 2015, respectively and approximately 5,307,000 and 33,323,000 for the nine months ended June 30, 2015, respectively. We included the financial results of Orange-Co in the accompanying Condensed Combined Consolidated Financial Statements from the date of acquisition.

The USDA, in its July 10, 2015 Citrus Crop Forecast indicated that the 2014/2015 Florida orange crop declined by 8,000,000 boxes or approximately 7.6% compared to the prior year. As indicated below, our 2014/2015 crop significantly outpaced the statewide performance on a boxes harvested basis with an increase of approximately 5% over the prior year.

Pro-Forma Results for Citrus Groves

The unaudited pro forma financial information below for the nine months ended June 30, 2015 and 2014 gives effect to the acquisition of Orange-Co as if the acquisition had occurred on October 1, 2014 and includes production from Silver Nip Citrus through June 30, 2015. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(in thousands, except for pound solids per box)

	Nine Months Ended June 30,
Citrus Boxes Harvested	2015	2014	Change	% Change
Early & Mid-Season	4,442	4,631	(189)	(4.1)%
Valencias	5,569	5,031	538	10,7%
Fresh Fruit	460	308	152	49.4%
	10,471	9,970	501	5.0%

Pound Solids Produced
Early & Mid-Season	26,139	28,508	(2,369)	(8.3)%
Valencias	36,044	33,754	2,290	6.8%
	62,183	62,262	(79)	(0.1)%

Pound Solids Per Box
Early & Mid-Season	5.88	6.16	(0.28)	(4.5)%
Valencias	6.47	6.71	(0.24)	(3.6)%
Combined	6.21	6.44	(0.23)	(3.6)%

Citrus box and pound solids production fluctuates each growing season, and these fluctuations may be attributable to various factors, including changes in weather, horticultural practices and the effects of diseases and pests, including Citrus Greening.

Agricultural Supply Chain Management

The table below presents key operating measures for the three and nine months ended June 30, 2015 and 2014:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Purchase and Resale of Fruit:
Revenues	$1,524	$3,398	$(1,874)	(55.2)%	$5,168	$10,095	$(4,927)	(48.8)%
Boxes Sold	112	235	(123)	(52.3)%	442	836	(394)	(47.1)%
Pound Solids Sold	742	1,571	(829)	(52.8)%	2,663	5,195	(2,532)	(48.7)%
Pound Solids per Box	6.63	6.69	(0.06)	(0.9)%	6.02	6.21	(0.19)	(3.1)%
Price per Pound Solids	$2.05	$2.16	$(0.11)	(5.1)%	$1.94	$1.94	$-	-

Value Added Services:
Revenue	$581	$670	$(89)	(13.3)%	$1,238	$1,891	$(653)	(34.5)%
Value Added Boxes	209	71	138	194.4%	537	652	(115)	(17.6)%

Other Revenue	$-	$15	(15)	(100.0)%	$178	$338	(160)	(47.3)%

The overall decline for the three and nine months ended June 30, 2015 as compared to the three and nine months ended June 30, 2014 in Purchase and Resale of Fruit revenue, boxes sold and pound solids sold, as well as the declines in Value Added Services revenues and other revenues, are all being driven by a management decision to reduce the number of external boxes handled by Alico Fruit Company to focus on our internal operations. This decision was made in in the second quarter of fiscal year 2014.

The decline in Alico Fruit Company gross profit relates primarily to the changes in revenue outlined above.

Improved Farmland

The table below presents key operating measures for the three and nine months ended June 30, 2015 and 2014:

(in thousands)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Operating Revenues:
Sale of Sugarcane	$-	$1,410	$(1,410)	(100.0)%	$-	$17,428	$(17,428)	(100.0)%
Molasses Bonus	-	56	(56)	(100.0)%	-	817	(817)	(100.0)%
Land Leasing	418	693	(275)	(39.7)%	2,492	1,196	1,296	108.4%
Total	$418	$2,159	$(1,741)	(80.6)%	$2,492	$19,441	$(16,949)	(87.2)%

Operating Expenses:
Cost of Sales	$-	$2,973	$(2,973)	(100.0)%	$-	$13,881	$(13,881)	(100.0)%
Harvesting and Hauling	-	428	(428)	(100.0)%	-	3,759	(3,759)	(100.0)%
Land Leasing Expenses	60	3,190	(3,130)	(98.1)%	577	3,346	(2,769)	(82.8)%
Guaranteed Payment	599	-	599	NM	2,159	-	2,159	NM
Total	$659	$6,591	$(5,932)	(90.0)%	$2,736	$20,986	$(18,250)	(87.0)%

NM - Not Meaningful

On May 19, 2014, the Company entered into a triple net agricultural lease with its sole sugarcane customer, United States Sugar Corporation (“USSC”), of approximately 30,600 gross acres of land in Hendry County, Florida used for sugarcane farming which includes 19,181 acres planted or plantable to sugar. As a result of the lease, the Company is no longer directly engaged in sugarcane farming.

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

On November 21, 2014, via various amendments to the Purchase Agreement, we completed the sale to Global Ag Properties of approximately 36,000 gross acres of land located in Henry County, Florida used for sugarcane production for a purchase price of approximately $97,900,000 pursuant to the Purchase and Sale Agreement dated August 8, 2014. Global Ag Properties is a wholly-owned subsidiary of Terra. We have also assigned our interest in the USSC Lease to Global Ag Properties in conjunction with the sale. The parties have made customary representations, warranties, covenants and agreements in the Purchase Agreement

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and the Improved Farmland segment is no longer material to our business.

Ranch and Conservation

The table below presents key operating measures for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Operating Revenues:
Sale of Calves	$62	47	$15	31.9%	$171	$308	$(137)	(44.5)%
Sale of Culls	-	-	-	NM	511	692	(181)	(26.2)%
Land Leasing	197	311	(114)	(36.7)%	644	798	(154)	(19.3)%
Other	37	50	(13)	(26.0)%	115	51	64	125.5%
Total	$296	$408	$(112)	(27.5)%	$1,441	$1,849	$(408)	(22.1)%

Pounds Sold:
Calves	29	30	(1)	(3.3)%	79	188	(109)	(58.0)%
Culls	-	-	-	NM	446	794	(348)	(43.8)%

Price Per Pound:
Calves	$2.14	$1.57	$0.57	36.3%	$2.16	$1.64	$0.52	31.7%
Culls	$-	$-	$-	NM	$1.15	$0.87	$0.28	32.2%

Operating Expenses:
Cost of Calves Sold	$3	$64	$(61)	(95.3)%	$6	$284	$(278)	(97.9)%
Cost of Culls Sold	-	100	(100)	(100.0)%	220	455	(235)	(51.6)%
Land Leasing Expenses	50	-	50	NM	176	157	19	12.1%
Other	571	520	51	9.8%	1,590	1,335	255	19.1%
Total	$624	$684	$(60)	(8.8)%	$1,992	$2,231	$(239)	(10.7)%

NM - Not Meaningful

Ranch

Calves are generally sold to market in the fourth quarter of each fiscal year. Results in each of the first, second and third quarters of the fiscal years are immaterial and comparison of results is not meaningful.

Conservation

In December 2012, SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments. Operating expenses were approximately $558,000 and $480,000 for the three months ended June 30, 2015 and 2014, respectively, and were approximately $1,590,000 and $1,364,000 for the nine months ended June 30, 2015 and 2014, respectively.

Other Operations

The results of the Other Operations segment for the three and nine months ended June 30, 2015 are in-line with the same period of the prior year.

Corporate, General and Administrative

The increase in corporate, general and administrative expenses for the three and nine months ended June 30, 2015, relates primarily to professional and legal costs associated with the acquisitions, dispositions and mergers described above in “Recent Events,” which totaled approximately $1,120,000 and $5,473,000 for the three and nine months ended June 30, 2015, respectively. The costs included $3,424,000 in legal costs, $1,036,000 in other real estate closing costs and $800,000 related to a consulting and non-competition agreement with the former CEO for the nine months ended June 30, 2015.

Corporate, general and administrative expenses for the three and nine months ended June 30, 2014 included costs incurred related to the change in control in November 2013, which totaled $261,000 and $2,266,000 for the three and nine months ended June 30, 2014, respectively. The costs included $195,000 for the acceleration of the vesting of the Long-Term Incentive Plan awards, $849,000 for the cost of Director and Officer insurance for the departing Directors and $583,000 related to a consulting and non-competition agreement with the former CEO for the nine months ended June 30, 2014.

Other Income (Expense), net

Other income (expense), net for the nine months ended June 30, 2015 is approximately $10,000,000 greater than the same period of the prior year due to an approximate $16,000,000 gain on sale of real estate offset by approximately $6,000,000 in interest expense due primarily to the term loan debt from the Orange-Co acquisition.

Income Taxes

Income tax expense was approximately $6,227,000 and $791,000 for the three months ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rates were 44.5% and 43.4% for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was approximately $10,940,000 and $3,236,000 for the nine months ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rates for the nine months ended June 30, 2015 and 2014 were 37.4% and 39.2%, respectively.

During the three months ended June 30, 2015, the Company revised effective tax rates to reflect the impact of claiming certain deductions on amended federal and state income tax returns filed for the fiscal years ended September 30, 2011 through September 30, 2013. Other changes to the effective tax rates relate primarily to the nondeductible nature of projected political contributions and lobbying expenses. In addition, there were limitations on certain deductions related to the vesting of the long-term incentive grants for fiscal year 2014, and non-deductible transaction costs related to the Silver Nip Citrus merger for fiscal year 2015

The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2013, 2012 and 2011.

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

Non-GAAP Financial Measures

Alico utilizes Adjusted EBITDA among other measures, to evaluate the performance of its business. Due to significant depreciable assets associated with the nature of our operations and, to a lesser extent, interest costs associated with our capital structure, management believes that Adjusted EBITDA, Adjusted Earnings per Diluted Common Share, Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share are important measures to evaluate our results of operations between periods on a more comparable basis and to help investors analyze underlying trends in our business, evaluate the performance of our business both on an absolute basis and relative to our peers and the broader market, provides useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and operational strength of our business and helps investors evaluate our ability to service our debt. Tax impacts are computed based on the effective rate for the nine months ended June 30, 2015. Such measurements are not prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. The non-U.S. GAAP information provided is unique to Alico and may not be consistent with methodologies used by other companies. Adjusted Free Cash Flow is defined as cash provided by (used in) operations less capital expenditures adjusted for non-recurring transactions. The Company uses Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share to evaluate its business and this measure is considered an important indicator of the Company's liquidity, including its ability to reduce net debt, make strategic investments, and pay dividends to common stockholders. An analysis of Adjusted Free Cash Flow and Adjusted Free Cash Flow per Common Share is provided below. Net income, which management considers being the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is reconciled to Adjusted EBITDA and Adjusted Earnings per Diluted Common Share, as follows:

Adjusted EBITDA
(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,767	$1,031	$18,292	$5,023
Interest expense	2,127	657	5,715	1,322
Income tax provision	6,227	791	10,940	3,236
Depreciation and amortization	3,851	2,305	9,919	7,244

EBITDA	19,972	4,784	44,866	16,825
Asset impairment	-	-	541	-
Loss on extinguishment of debt	-	-	964	-
Transaction costs	407	261	4,760	2,266
Write-off of certain inventory and plant cane costs	-	2,309	-	2,309
Acquired citrus inventory fair value adjustments	3,023	-	7,225	-
Payments on consulting agreements	704	-	704	-
Loss (gain) on sale of assets	27	(4)	(16,397)	(3)

Adjusted EBITDA	$24,133	$7,350	$42,663	$21,397
32

Adjusted Earnings Per Diluted Common Share
(in thousands)

Net income	$7,767	$1,031	$18,292	$5,023
Asset impairment	-	-	541	-
Loss on extinguishment of debt	-	-	964	-
Transaction costs	407	261	4,760	2,266
Write-off of certain inventory and plant cane costs	-	2,309	-	2,309
Acquired citrus inventory fair value adjustments	3,023	-	7,225	-
Payments on consulting agreements	704	-	704	-
Loss (gain) on sale of assets	27	(4)	(16,397)	(3)
Tax impact	(1,594)	(1,030)	824	(1,792)

Adjusted net income	$10,334	$2,567	$16,913	$7,803

Dilutive common shares	8,284	7,356	7,971	7,351

Adjusted Earnings Per Diluted Common Share	$1.25	$0.35	$2.12	$1.06

Adjusted Free Cash Flow
(in thousands)

Cash provided by operations	$32,156	$10,144	$25,895	$14,770
Adjustments for non-recurring items:
Transaction costs	407	261	4,760	2,266
Payments on consulting agreements	704	-	704	-

Capital expenditures	(4,059)	(2,497)	(9,674)	(11,255)

Adjusted Free Cash Flow	$29,208	$7,908	$21,685	$5,781

Dilutive common shares	8,284	7,356	7,971	7,351

Adjusted Free Cash Flow Per Diluted Common Share	$3.53	$1.08	$2.72	$0.79

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2015	2014	Change

Cash and cash equivalents	$9,739	$31,020	$(21,281)
Investments	$-	$263	$(263)
Total current assets	$78,675	$125,710	$(47,035)
Total current liabilities	$20,043	$20,669	$(626)
Working capital	$58,632	$105,041	$(46,409)
Total assets	$470,222	$257,578	$212,644
Term loans and lines of credit	$209,928	$64,800	$145,128
Current ratio	3.93	6.08	(2.15)

Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our revolving and working capital credit facilities and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms or at all.

The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, the cost of maintaining our citrus groves, harvesting and hauling of our citrus products, capital expenditures, income tax payments, acquisitions, dividends, and debt service costs including interest and principal payments on our term loans and credit facilities. In addition to the acquisitions and dispositions disclosed elsewhere, we have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness.

We believe that a combination of our cash-on-hand, cash generated from operating activities, and availability under our revolving credit facilities will provide us with sufficient liquidity to service the principal and interest payments on our indebtedness, satisfy our working capital requirements, capital expenditures for at least the next 12 months and over the long term. We have $76,000,000 in working capital lines of credit of which $55,153,500 is available for our general use as of June 30, 2015 and a $25,000,000 revolving line of credit all of which is available for our general use as of June 30, 2015 (see “Note 7” to the accompanying Condensed Combined Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances, and we may need to finance such activities by drawing down monies under our lines of credit and if necessary, obtaining additional debt or equity financing.

Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. These events would adversely impact our results of operations, cash flows and financial position.

Cash Flows

The decrease in cash and cash equivalents was primarily due to the following factors:

•	Capital expenditures of $9,674,000;
•	Acquisition of Citrus groves (Orange-Co and TRB) of $283,211,000 offset by $145,000,000 in refinanced debt;
•	Payment on revolving credit lines of $80,947,000; and
•	Principal payments on long-term debt of $15,061,000.

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the nine months ended June 30, 2015 and 2014:

(in thousands)	Nine Months Ended June 30,
	2015	2014	Change

Net income	$18,292	$5,023	$13,269
Depreciation and amortization	9,919	7,244	2,675
(Gain) loss on sale of assets	(17,087)	638	(17,725)
Other non-cash expenses	16,285	1,562	14,723
Change in working capital	(1,514)	303	(1,817)

Cash provided by operating activities	$25,895	$14,770	$11,125

The factors contributing to the increase in net income for the nine months ended June 30, 2015, versus the same period of the prior year are discussed in “Results of Operations.” The gain on sale of assets is substantially due to the recognition of approximately $13,613,000 associated with the Sugarcane land sale as discussed in Recent Events.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our harvest cycles. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the nine months ended June 30, 2015 and 2014:

(in thousands)	Nine Months Ended June 30,
	2015	2014	Change

Capital expenditures
Sugarcane planting	$-	$(2,792)	$2,792
Improvements to farmland	(2,406)	(937)	(1,469)
Citrus nursery	(2,944)	(4,783)	1,839
Citrus tree development	(493)	(733)	240
Breeding herd purchases	(509)	(752)	243
Rolling stock, equipment and other	(2,347)	(1,258)	(1,089)
Other	(975)	-	(975)

Total	$(9,674)	$(11,255)	$(1,581)
	-	-
Acquisition of Citrus business	$(283,211)	$-	$(283,211)
Proceeds from sale of assets	106,196	928	105,268
Return on investment in Magnolia Fund	652	3,185	(2,533)
Other	(1)	27	(28)

Cash used in investing activities	$(186,038)	$(7,115)	$(178,923)

Capital expenditures decreased primarily due to the disposition of our sugarcane land. We are no longer involved in sugarcane and therefore no sugarcane plantings or improvements to farmland took place in the nine months ended June 30, 2015.

Additionally, we acquired Orange-Co for approximately $265,587,000 in December 2014 (see “Note 4” to the accompanying Condensed Combined Consolidated Financial Statements) and utilized proceeds from the disposition of our sugarcane land of $97,151,000 from a tax deferred like-kind exchange pursuant to Internal Revenue Code Section §1031 (see “Note 4” to the accompanying Condensed Combined Consolidated Financial Statements ). In addition, Silver Nip acquired a citrus grove of approximately 1,500 acres in Charlotte County, Florida for $17,624,000.

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the nine months ended June 30, 2015 and 2014:

(in thousands)	Nine Months Ended June 30,
	2015	2014	Change

Principal payments on term loan	$(15,061)	$(3,041)	$(12,020)
Repayment of term loan	(34,000)	-	(34,000)
Borrowings on revolving line of credit	81,135	-	81,135
Repayments on revolving line of credit	(80,947)	-	(80,947)
Proceeds from term loans	193,500	-	193,500
Financing costs	(3,353)	-	(3,353)
Treasury stock purchases	(1,029)	(4,844)	3,815
Dividends paid	(1,381)	(2,744)	1,363
Principal payments on capital lease obligation	(2)	-	(2)

Cash provided by (used in) financing activities	$138,862	$(10,629)	$149,491

The Company restructured its outstanding debt on December 3, 2014 in connection with the Orange-Co acquisition (see “Note 7” to the accompanying Condensed Combined Consolidated Financial Statements). The restructured debt facilities include $113,125,000 in fixed rate term loans, $56,063,000 in variable rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo.

The previous term loan required quarterly principal payments of $500,000. The balance of the term loan was $34,000,000 at the time it was refinanced in connection with the Orange-Co acquisition.

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit Company, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements totaled approximately $4,047,855 as of June 30, 2015 for delivery in fiscal year 2016. These contractual obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in our Annual report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 12, 2014.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On March 11, 2015, a putative shareholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”), 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip, 734 Investors and 734 Agriculture in connection with the Acquisition of Silver Nip by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip shareholders, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

On July 17, 2015, the plaintiffs in the Stein and Dimon lawsuits filed a stipulation and proposed order consolidating their cases for all purposes and seeking the appointment of a lead plaintiff and lead and liaison counsel. The court entered that proposed order on July 21, 2015.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or which any of our property is subject to that we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 12, 2014.

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

For the nine months ended June 30, 2015, the Company had purchased all 20,000 shares in accordance with the authorization. The following table describes our purchases of our common stock through June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month of March 2015	9,907	$51.64	9,907	10,093
Month of April 2015	10,093	$49.27	10,093	-

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosure.

Not Applicable

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.		Description of Exhibit

2.1	*	Asset Purchase Agreement, dates as of December 1, 2014, by and among Alico, Inc., Orange-Co, L.P. and solely with respect to certain sections thereof, Orange-Co, LLC and Tamiami Citrus, LLC. (Incorporated by reference to Exhibit 2.1 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

2.2	*	Agreement and Plan of Merger, dated as of December 2, 2014, by and among Alico, Inc., 734 Sub, LLC, 734 Citrus Holdings, LLC, and, solely with respect to certain sections thereof, 734 Agriculture, LLC, Rio Verde Ventures, LLC and Clayton G. Wilson. (Incorporated by reference to Exhibit 2.2 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

10.1	*	First Amended and Restated Credit Agreement, dated December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

10.2	*	Credit Agreement, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender. (Incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014).	Previously filed

10.3		Separation and Consulting Agreement dated March 30, 2015, by and between Alico, Inc. and Ken Smith.	Filed herewith

10.4		Employment Agreement, dated as of April 20, 2015, by and between Alico, Inc. and Clayton G. Wilson. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated April 21, 2015).	Previously filed

10.5		Employment Agreement, dated as of June 1, 2015, by and between Alico, Inc. and John E. Kiernan. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated June 1, 2015).	Previously filed

10.6		Separation and Consulting Agreement dated as of June 1, 2015, by and between Alico, Inc. and W. Mark Humphrey.	Filed herewith

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	**	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	**	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Certain schedules and exhibits have been omitted from this filing pursuant to Item 601 (b)(2) of Regulation S-K, the Company will furnish supplemental copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALICO, INC.
(Registrant)

Date: August 5, 2015	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
Chief Executive Officer

Date: August 5, 2015	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer

