Form 10-K
period 2015-09-30
ALICO INC
filed 2015-12-10
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
from	to
Commission File Number: 0-261

Alico, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court Suite 100 Fort Myers, FL (Address of principal executive offices)	33913 (Zip Code)
Registrant’s telephone number, including area code: 239-226-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class:	Name of each exchange on which registered:
COMMON CAPITAL STOCK, $1.00 Par value, Non-cumulative	NASDAQ
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ Global Market as of March 31, 2015 (the last business day of Alico’s most recently completed second fiscal quarter) was $175,470,054. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 8,294,612 shares of common stock outstanding at December 4, 2015.

Documents Incorporated by Reference:
Portions of the Proxy Statement of Registrant for the 2016 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.
FORM 10-K
For the fiscal year ended September 30, 2015

Cautionary Statement
This Annual Report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). They are based on management’s current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends, “plans” and other words and terms of similar substance in connection with discussions of future operating or financial performance. Such forward-looking statements include, but are not limited to, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future and our expectations regarding market conditions.
As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.
We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC"). We provide in Item 1A, “Risk Factors,” a cautionary discussion of certain risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. In addition, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this Annual Report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Part 1
Item  1. Business.
Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the "Company", "we", "us" or "our") was incorporated under the laws of the state of Florida in 1960. Our business and operations are described below.  For detailed financial information with respect to our business and our operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 in this Annual Report on Form 10-K, and the accompanying Consolidated and Combined Financial Statements and the related Notes therein, which are included in Item 8. In addition, general information concerning our Company can be found on our website, the internet address of which is www.alicoinc.com. All of our filings with the SEC including, but not limited to, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases and information regarding corporate governance, including the charters of our audit, compensation, executive and nominating governance committees, as well as our code of business conduct and ethics are also available to be viewed or downloaded electronically at http://www.alicoinc.com. The information on our website is not part of this report or any other report we file with or furnish to the SEC.

Overview

Alico is an agribusiness and natural resources management company, backed by a legacy of achievement and innovation in citrus, cattle and resource conservation. The Company owns approximately 121,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands, Lee, Martin, Osceola and Polk) including approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves, cattle ranching and conservation, and related support operations.

During the fiscal year ended September 30, 2015, the Company acquired three Florida citrus properties for total consideration of approximately $363,000,000. These acquisitions make Alico one of the largest citrus producers in the United States, with total 2014-2015 production of approximately 10,500,000 boxes.

Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

We manage our land based upon its primary usage and review its performance based upon two primary classifications - Citrus Groves and Ranch and Conservation. In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include a citrus nursery, a leased mine and we lease oil extraction rights to third parties. We present our financial results and the related discussion based upon our five business segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).

Recent Developments

Orange-Co Acquisition

On December 2, 2014, we completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the "Orange-Co Purchase Agreement", dated as of December 1, 2014. The acquisition included 51% of the ownership interests in Citree Holdings 1, LLC. The Company acquired Orange-Co to transform our citrus business and meaningfully enhance the Company’s position in the citrus industry. The assets we purchased include approximately 21,000 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which includes one of the largest contiguous citrus grove properties in the state of Florida. Further discussion of the Orange-Co acquisition is contained in the Notes to the accompanying Consolidated and Combined Financial Statements included in Item 8.

Sugarcane Disposition

On November 21, 2014, we sold approximately 36,000 acres of land used for sugarcane production and land leasing in in Hendry County, Florida to Global Ag Properties USA LLC (“Global”) for approximately $97,900,000 in cash. We previously leased approximately 30,600 of these acres to United States Sugar Corporation (the "USSC Lease"). The USSC Lease was assigned to Global in conjunction with the land sale. Net proceeds from the sugarcane land sale of approximately $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like-kind exchange pursuant to Internal Revenue Code Section 1031. As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business. Further discussion of the sugarcane land sale is contained in the Notes to the accompanying Consolidated and Combined Financial Statements included in Item 8.

Common Control Acquisition between the Company and 734 Citrus Holdings, LLC

Effective February 28, 2015, the Company completed the merger (the “Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger with 734 Sub, LLC, a wholly-owned subsidiary of the Company, Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. At the time of the Merger, the ownership of Silver Nip Citrus was held by (i) 734 Agriculture, 74.89%, (ii) Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and (iii) an entity controlled by Mr. Clay Wilson. 20.11%. Silver Nip Citrus entities include 734 Harvest, LLC, 734 Co-op Groves, LLC, 734 LMC Groves, LLC and 734 BLP Groves, LLC. Further discussion of the Merger is contained in the Notes to the accompanying Consolidated and Combined Financial Statements included in Item 8.

Water Storage Contract Approval

On December 11, 2014, the South Florida Water Management District (“SFWMD”) entered into a Dispersed Water Management Program Northern Everglades Payment for Environmental Services Contract (the “Contract”) with the Company. The Contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the Contract and subject to annual SFWMD Governing Board (the “Board”) approval of funding. The Contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments.

During the 2015 legislative session, the Governor of Florida vetoed the legislatively approved budget for dispersed water management projects. Although SFWMD did not receive the state funds for the project payments for the next fiscal year (October 2015 through September 2016), it has options available to continue with the project.

As discussed above, the Contract between the Company and SFWMD provides that funding of the Contract is subject to the SFWMD receiving funds for the project from the Florida Legislature and the SWFMD Governing Board budget appropriation.

The SFWMD budget process allows for amending the budget at any Governing Board meeting, which could allow for some funding in fiscal year 2016. However, if no funds are provided and accommodation is not reached to delay work on the project until funds are available, the SFWMD would be within its rights under the Contract to terminate.

Debt Refinancing
We entered into a First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company (“Metlife Agreement”) under which they provided fixed rate and variable rate term loans in the initial aggregate principal amount of $182,500,000 and revolving credit commitments of $25,000,000.

The Metlife Agreement amends and restates existing credit facilities, dated as of September 8, 2010 (as amended from time to time, the “Prior Credit Agreement”) between the Company and Rabo AgriFinance, Inc. Under the Prior Credit Agreement, we had a variable rate term loan in the initial principal amount of $40,000,000, of which $33,500,000 was outstanding at the date of refinancing and $60,000,000 in undrawn revolving credit commitments.

Rabo AgriFinance, Inc. Credit Agreement
We entered into a Credit Agreement with Rabo AgriFinance, Inc. under which they have provided a $70,000,000 revolving working capital line of credit for the Company.

Other Transactions
In September 2014, Silver Nip Citrus purchased a 1,500 acre citrus grove in Charlotte County, Florida for a purchase price of approximately $17,130,000. The assets purchased included land and fruit inventory as well as irrigation and other equipment. The purchase price was funded from Silver Nip Citrus’ cash and additional financing of $11,000,000 (see Note 5, “Debt” to the accompanying Consolidated and Combined Financial Statements) in fixed rate term loans.

On July 1, 2014, Silver Nip Citrus sold a 2,800 acre parcel of land in Polk County, Florida for $5,623,000. This parcel was surplus to the operations and was classified as held for sale. This sale was part of a like-kind exchange transaction intended to qualify for tax-deferral treatment in accordance with Internal Revenue Code Section 1031 and the proceeds were used to purchase the 1,500 acre citrus grove in Charlotte County, Florida.

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

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Citrus Groves
Citrus Groves	46,781	Citrus Cultivation

Improved Farmland
Leasable	1,825	Leasing

Ranch and Conservation	70,962	Cattle Grazing; Sod and Native Plant Sales; Leasing; Conservation
Other Land	1,870	Mining; Citrus Nursery
Total	121,438

Citrus Groves

We own and manage Citrus Groves in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, Osceola, Martin, and Hardee Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Citrus Groves total approximately 46,800 gross acres or 38.5% of our land holdings.

Our citrus acreage is detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Plantable	Support	Gross

DeSoto County	15,038	912	702	16,652	4,525	21,177
Polk County	4,445	233	—	4,678	2,130	6,808
Collier County	4,468	—	—	4,468	2,823	7,291
Hendry County	3,490	70	—	3,560	1,608	5,168
Charlotte County	1,730	—	138	1,868	635	2,503
Highlands County	1,054	—	—	1,054	169	1,223
Osceola County	921	—	—	921	442	1,363
Martin County	551	—	—	551	123	674
Hardee County	417	—	—	417	157	574
Total	32,114	1,215	840	34,169	12,612	46,781

Of the approximately 46,800 gross acres of citrus groves we own and manage, approximately 12,600 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees but which are not capable of directly producing fruit. None of our citrus grove acreage is classified as available for sale. The approximately 34,200 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted in trees too young to commercially produce fruit) and acres that are fallow.

Our Citrus Groves business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market are approximately 92% of our citrus sales annually. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which contain 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of citrus fruit. We produced approximately 62,200,000, 26,600,000 and 24,700,000 pound solids for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively, on boxes delivered to processing plants of approximately 10,014,000, 4,146,000 and 3,867,000, respectively.

The average pound solids per box was 6.21, 6.44 and 6.40 for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price.

The majority of our citrus produced for the processed citrus market in fiscal year 2015-2016 will be under minimum price contracts with a floor prices ranging from $1.60 to $2.00 per pound solids. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh market constitute approximately 4% of our citrus sales annually. We produce numerous varieties to the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 466,000, 213,000 and 251,000 fresh fruit boxes for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The majority of our citrus to be produced for the fresh citrus market in fiscal year 2015-2016 is under fixed price contracts.

Revenues from our Citrus Groves operations were 91.2%, 60.0% and 43.0% of our total operating revenues for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Ranch and Conservation
We own and manage Ranch and Conservation land in Collier and Hendry Counties and engage in cattle production, sod and native plant sales, land leasing for recreational and grazing purposes and conservation activities. Of our land holdings, Ranch and Conservation totals approximately 70,962 gross acres or 58.4% of our total acreage.

Our Ranch and Conservation acreage is detailed in the following table as of September 30, 2015:

Acreage
Hendry County	66,940
Collier County	4,022
Total	70,962

We frequently lease the same acreage for more than one purpose. The portion of our Ranch and Conservation acreage that is leased for each purpose is detailed in the table below:

	Grazing	Recreational
Hendry County	1,082	51,893
Collier County	4,000	3,493

Our cattle operation is engaged in the production of beef cattle and is located in Hendry and Collier Counties. The breeding herd consisted of approximately 8,600 cows and bulls and we plan to increase the size of our herd in the near future to the extent practicable. We primarily sell our calves to feed yards and yearling grazing operations in the United States. We also sell cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for our cattle. We believe that the loss of any one or a few of these buyers would not have a material effect on our cattle operations. Revenues from our Ranch and Conservation operations were 3.5%, 7.8% and 6.6% of total operating revenues for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

In the fourth quarter of fiscal year 2013, we granted an easement to the United States Department of Agriculture (“USDA”), through its administering agency, The Natural Resources Conservation Service, on approximately 11,600 acres of our Ranch and Conservation land located in Hendry County, resulting in a gain of approximately $20,300,000, which is recognized in other income, net in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Income.
Our Other Segments
In addition to owning and managing approximately 121,000 gross acres of land in Central and Southwest Florida, the Company also engages in complimentary lines of business. Our Agricultural Supply Chain Management line of business includes activities related to value-added services provided to Alico and other Florida growers including agricultural contracting for harvesting, hauling and marketing and the purchase and resale of fruit. Our Other Operations lines of business also includes activities related to rock and sand mining, oil exploration, a citrus nursery and other small lines of business.

Business Segments

Our operations include five business segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations.

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•
Agricultural Supply Chain Management includes activities related to the purchase and resale of fruit, as well as, value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•
Improved Farmland includes activities related to owning and/or leasing improved farmland. Improved Farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads. As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to a citrus nursery, rock mining royalties, oil exploration and other insignificant lines of business.

Financial information and further discussion of our business segments are contained in the notes to the accompanying Consolidated and Combined Financial Statements.

Our Strategy

Our core business strategy is to maximize stockholder value through continuously improving the return on our invested capital, either by holding and managing our existing land through skilled agricultural production, leasing, or other opportunistic means of monetization, disposing of under productive land or business units and/or acquiring new land or operations with appreciation potential.

Our objectives are to produce the highest quality agricultural products, create innovative land uses, opportunistically acquire and convert undervalued assets, sell-under productive land not meeting our total return profile, generate recurring and sustainable profit with the appropriate balance of risk and reward, and exceed the expectations of stockholders, customers, clients and partners.

Our strategy is based on best management practices of our agricultural operations, environmental and conservation stewardship of our land and natural resources. We manage our land in a sustainable manner and evaluate the effect of changing land uses while considering new opportunities. Our commitment to environmental stewardship is fundamental to the Company’s core beliefs.

Competition

We are engaged in a variety of agricultural and nonagricultural activities, all of which are in highly competitive markets. Citrus is grown domestically in several states including Florida, California, Arizona and Texas, as well as foreign countries, most notably Brazil. Competition is impacted by several factors including quality, production, demand, brand recognition, market prices, weather, disease, export/import restrictions and foreign currency exchange rates. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef. Forest and rock products are produced in many parts of the United States.

Environmental Regulations

Our operations are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes we are in compliance with all such rules including permitting and reporting requirements. Historically, compliance with environmental regulations has not had a material impact on our financial position, results of operations or cash flows.

Management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. In addition, we require lessees of our property to comply with environmental regulations as a condition of leasing.

Employees

As of September 30, 2015, we had 346 full-time employees. Our employees work in the following divisions:

Citrus Groves	245
Agricultural Supply Chain Management	41
Other Operations	27
Ranch and Conservation	3
Corporate, General, Administrative and Other	30

Total employees	346

Seasonal Nature of Business

Revenues from our agricultural business operations are seasonal in nature. The following table illustrates the seasonality of our agri-business revenues:

Fiscal Year
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept

Harvest Early/Mid Varieties of Oranges

Harvest Valencia Oranges

Deliver Beef Cattle

Capital resources and raw materials

Management believes that the Company will be able to meet its working capital requirements for at least the next 12 months, and over the long term, through internally generated funds, cash flows from operations, our existing lines of credit and access to capital markets. The Company has commitments that provide for lines of revolving credit that are available for our general and corporate use. Raw materials needed to cultivate the various crops grown by the Company consist primarily of fertilizers, herbicides and fuel and are readily available from local suppliers.

Available Information

We provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov, which contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.
Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The following is a description of the known factors that we believe may materially affect our business, financial condition, results of operations or cash flows.  They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, including the related Notes to the Consolidated and Combined Financial Statements in making any investment decisions with respect to our securities.  Additional risks or uncertainties that are not currently known to us that we currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition, results of operations or cash flows.

Risks related to our Business

Our citrus groves are subject to damage and loss from disease including but not limited to citrus greening and citrus canker which could negatively impact our business, financial condition, results of operations and cash flows.

Our citrus groves are subject to damage and loss from diseases such as citrus greening and citrus canker. Each of these diseases is widespread in Florida and exists in our citrus groves and in the areas where our citrus groves are located. The success of our citrus business is directly related to the viability and health of our citrus groves.

Citrus greening is one of the most serious citrus plant diseases in the world. Once a tree is infected, its productivity generally decreases . While the disease poses no threat to humans or animals, it has devastated citrus crops throughout the United States and abroad. Named for its green, misshapen fruit, citrus greening disease has now killed millions of citrus plants in the southeastern United States and has spread across the entire country. Infected trees produce fruits that are green, misshapen and bitter, unsuitable for sale as fresh fruit or for juice. Infected trees can die within a few years. At the present time, there is no known cure for citrus greening once trees are infected. Primarily as a result of citrus greening, according to a forecast by the U.S. Department of Agriculture, Florida is expected to have its smallest orange harvest in 52 years in the upcoming 2015-2016 harvest season.

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

Both of these diseases pose a significant threat to the Florida citrus industry and to our citrus groves. While we use best management practices to attempt to control diseases and their spread, there can be no assurance that our mitigation efforts will be successful. These diseases can significantly increase our costs which could materially adversely affect our business, financial condition, results of operations and cash flows. Our citrus groves produce a significant majority of our annual operating revenues and a significant reduction in available citrus from our citrus groves could decrease our operating revenues and materially adversely affect our business, financial condition, results of operations and cash flows.

Our agricultural products are subject to supply and demand pricing which is not predictable.

Agricultural operations traditionally provide almost all of our operating revenues with citrus being the largest portion and are subject to supply and demand pricing. While according to Nielsen data consumer demand for orange juice has decreased significantly to its lowest level in almost a decade, we have been able to offset the impact of such decline with higher prices based on a lower supply of available oranges. However, there can be no assurance that we will be able to continue to do so if demand continues to decline. Although our processed citrus is subject to minimum pricing we are unable to predict with certainty the final price we will receive for our products. In some instances the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations. We attempt to mitigate these risks by using contracts with citrus processors that include pricing structures based on a minimum (“floor”) price and with a price increase (“rise”) if market prices exceed the floor price. As a result, our profitability may be subject to significant variability.

Our citrus groves are geographically concentrated and the effects of adverse weather conditions could adversely affect our results of operations and financial position.

Our citrus operations are concentrated in central and south Florida with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, Osceola, Martin and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes have the potential to destroy crops, affect cattle breeding and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus and cattle operations and could result in a loss of operating revenues from those products for a multi-year period. We seek to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or cattle.

A significant and increasing portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.

Our revenues from our citrus business were approximately 91.2%, 60.0% and 42.9%, of our operating revenues in fiscal years 2015, 2014 and 2013, respectively. As a result of our recently announced acquisitions of three Florida citrus properties and the disposition of our sugarcane lands, the percentage of our operating revenues derived from our citrus business has increased significantly. These acquisitions resulted in our citrus division being one of the largest citrus producers in the United States and since we will not be as diversified as we have been previously, we will be more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall business results.

We maintain a significant amount of indebtedness which could adversely affect our financial condition, results of operations or cash flows and may limit our operational and financing flexibility and negatively impact our business.

In fiscal year 2015, we initially obtained $182,500,000 in aggregate principal amount of term loans and $25,000,000 in revolving credit commitments from Metropolitan Life Insurance Company and New England Life Insurance Company as well as $70,000,000 in aggregate principal amount of revolving credit commitments from Rabo AgriFinance, Inc. which we used in part to finance our recent Orange-Co acquisition. Our new loan agreements, and other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our new loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur and there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.

Our success is dependent in part on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. As a result and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There is no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.

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

Our recent acquisitions of three Florida citrus properties and the acquisition of additional agricultural assets and other businesses could pose risks.

We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. In fiscal year 2015, we acquired three Florida citrus properties, including Orange-Co and Silver Nip Citrus, that results in our citrus division being one of the largest citrus producers in the United States. While we expect that our acquisitions will successfully complement our business, we may fail to realize all of the anticipated benefits of these acquisitions which could reduce our anticipated results. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, obtain any financing that may be needed to consummate such acquisitions or complete proposed acquisitions. Acquisitions by us could result in accounting changes, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends, debt service payments, integration issues and diversion of management’s attention, any of which could adversely affect our business, results of operations and financial condition. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operation and financial condition.

Dispositions of our assets may adversely affect our future results of operations.

We also routinely evaluate the benefits of disposing of certain of our assets which could include the exit from lines of business. For example, in November of 2014 we sold significant sugarcane assets and we are no longer involved in the sugarcane business. While such dispositions increase the amount of cash available to us, it could also result in a potential loss of significant operating revenues and income streams that we might not be able to replace, makes our business less diversified and could ultimately have a negative impact on our results of operations and cash flows.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable and we could also be required to pay interest and penalties. As a result, we may be required to borrow funds in order to pay additional property taxes, and the payment of such taxes could cause us to have less cash available. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.

We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such acquisitive transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of property or equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.

These transactions may present significant risks such as insufficient assets to offset liabilities assumed, potential loss of significant operating revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain financial covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition or results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.

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

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. The scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.

Changes in demand for our agricultural products can affect demand and pricing of such products.

The general public's demand for particular food crops we grow and sell could reduce prices for some of our products. To the extent that consumer preferences evolve away from products we produce and we are unable to modify our products or develop products that satisfy new customer preferences, there could be a decrease in prices for our products. Even if market prices are unfavorable, produce items which are ready to be or have been harvested must be brought to market. Additionally, we have significant investments in our citrus groves and cannot easily shift to alternative crops for this land. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business.

Our citrus grove business is seasonal.

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year or in future quarters. If our operating revenues in the second and third quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on the productivity of our citrus groves, it could have an adverse impact on our business and results of operations. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted, we may experience significant increases in our costs of operations. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate tax liabilities.

In the fiscal years ended September 30, 2015, 2014 and 2013, we paid approximately $4,054,000, $2,291,000 and $2,196,000 in real estate taxes, respectively.  These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraiser in which counties we own land, of $123,617,000, $74,105,000 and $69,687,000 for each of the fiscal years ended September 30, 2015, 2014 and 2013, respectively, which differs significantly from the fair values determined by the county property appraisers of $652,891,000, $518,112,000 and $516,919,000.  Changes in state law or county policy regarding the granting of agricultural classification or calculation of Green Belt values or average millage rates could significantly impact our results of operations, cash flows and financial position.

We manage our properties in an attempt to capture their highest and best use and customarily do not sell property until it no longer meets our total return profile.

The goal for our land management program is to manage and selectively improve our lands for their most profitable use. We continually evaluate our properties focusing on location, soil capabilities, subsurface composition, topography, transportation and availability of markets for our crops, the climatic characteristics of each of the tracts, long-term capital appreciation and operating income potential. While we are primarily engaged in agricultural activities, when land does not meet our total return profile, we may determine that the property is surplus to our activities and place the property for sale or exchange.

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

We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in our business lines and segments in which they work. The loss of any of these individuals could have a material adverse effect on our businesses. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled personnel in our business lines and segments.

Risks Related to our Common Stock

Our largest stockholder has effective control over the election of our Board of Directors and other matters.

734 Investors, LLC ("734 Investors") and its two controlling persons, Remy Trafelet and George Brokaw, together beneficially own approximately 57.7% of our outstanding common stock as of December 1, 2015. Accordingly, by virtue of its ownership percentage, 734 Investors is able to elect all of our directors and officers, and has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination. Additionally, potential conflicts of interest could exist when we enter into related party transactions with 734 Investors such as the Silver Nip Citrus merger we entered into on February 28, 2015. The terms of the merger were negotiated and considered by a special committee comprised entirely of independent and disinterested members of our Board of Directors.

We are a “Controlled Company” under the NASDAQ Listing Rules and therefore are exempt from certain corporate governance requirements, which could reduce the influence of independent directors.

We are a “Controlled Company” under NASDAQ listing rules, because more than 50% of the voting power of our outstanding common stock is controlled by 734 Investors. As a consequence, we are exempt from certain NASDAQ requirements including the requirement that:

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

However, NASDAQ does require that our independent directors have regularly scheduled meetings at which only independent directors are present. In addition, Internal Revenue Code Section 162(m) requires that a compensation committee of outside directors (within the meaning of Section 162(m)) approve stock option grants to executive officers in order for us to be able to claim deductions for the compensation expense attributable to such stock options. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have an Audit Committee, a Compensation Committee and a Nominating and Governance Committee composed primarily of independent directors.

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

Sales of substantial amounts of our outstanding common stock by our largest stockholder could adversely affect the market price of our common stock.

Our largest stockholder, 734 Investors, beneficially owns approximately 57.7% of our outstanding common stock as of December 1, 2015. Our common stock is thinly traded and our common stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by 734 Investors or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

Our common stock has low trading volume.

Although our common stock trades on the NASDAQ Global Market, it is thinly traded and our average daily trading volume is low compared to the number of shares of common stock we have outstanding. The low trading volume of our common stock can cause our stock price to fluctuate significantly as well as make it difficult for you to sell your common shares quickly. As a result of our stock being thinly traded and/or our low stock price, institutional investors might not be interested in owning our common stock.

We may not be able to continue to pay or maintain our cash dividends on our common stock and the failure to do so may negatively affect our share price.

We have historically paid regular quarterly dividends to the holders of our common stock which dividends were reduced beginning in the third fiscal quarter of 2014 in order to retain cash which increases our flexibility to reinvest in our business and pursue growth opportunities consistent with our mission. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board of Directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient cash surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our Board of Directors may, in its discretion, decrease the level of cash dividends or entirely discontinue the payment of cash dividends. The reduction or elimination of cash dividends may negatively affect the market price of our common stock.

There can be no assurance that we will continue to repurchase shares of our common stock.

In September 2015, our Board of Directors authorized the repurchase of up to 50,000 additional shares of the Company’s common stock from stockholders beginning September 17, 2015 and continuing through December 31, 2016. Our share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.
Item  1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2015, we owned approximately 121,000 acres of land located in twelve counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Lee	Alachua	Charlotte	Hardee	Highlands	Martin	Osceola
Citrus Groves
Citrus Groves	46,781	5,168	6,808	7,291	21,177	—	—	—	2,503	574	1,223	674	1,363
Total Citrus Groves	46,781	5,168	6,808	7,291	21,177	—	—	—	2,503	574	1,223	674	1,363

Improved Farmland:
Irrigated	1,825	1,825	—	—	—	—	—	—	—	—	—	—	—

Ranch Land and Conservation	70,962	66,940	—	4,022	—	—	—	—	—	—	—	—	—
Commercial	2	—	—	—	—	—	2	—	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—	—	—	—	—
Other	1,342	957	—	—	—	—	—	385	—	—	—	—	—
Total	121,438	74,890	6,808	11,313	21,177	526	2	385	2,503	574	1,223	674	1,363

Approximately 60,776 acres of the properties listed are encumbered by credit agreements totaling approximately $205,881,000 as of September 30, 2015. For a more detailed description of the credit agreements and collateral please see Note 5, “Debt” in the accompanying Notes to the Consolidated and Combined Financial Statements.

We currently collect mining royalties on approximately 526 acres of land located in Glades County, Florida. These royalties do not represent a significant portion of our operating revenues or gross profits. We are seeking permits to develop an additional mine on approximately 850 acres in Hendry County to be used as a sand mine. Approximately 2,800 acres in Collier County may be suitable for a rock mine. We are not currently pursuing permits for the Collier County mine. The Hendry County parcel is currently classified as ranch land, while the Collier County parcel is classified as citrus.

Item 3. Legal Proceedings.
On March 11, 2015, a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”), 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip, 734 Investors and 734 Agriculture in connection with the Acquisition of Silver Nip by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip stockholders, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

On July 17, 2015, the plaintiffs in the Stein and Dimon lawsuits filed a stipulation and proposed order consolidating their cases for all purposes under the caption, In re Alico, Inc. Shareholder Litigation, Master File No. 15-CA-000645 (the “Consolidated

Action”) and seeking the appointment of a lead plaintiff and lead and liaison counsel. The court entered that proposed order on July 21, 2015.

On October 16, 2015, the lead plaintiff in the Consolidated Action reported to the court that the parties reached an agreement in principle to settle the Consolidated Action and other claims related to the Acquisition, and that they are in the process of formally documenting their agreements. That process is ongoing and the settlement remains subject to final documentation and court approval following notice to the relevant Alico shareholders. Once the parties have completed the settlement documentation, they will contact the court to schedule a hearing at which they will request the court to preliminarily approve the settlement and to set a final settlement hearing date.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or of which any of our property is subject to that we believe will have a material adverse effect on our business financial position or results of operations.

Item  4. Mine Safety Disclosure.
Not Applicable

PART II
Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Prices

Our common stock is traded on the NASDAQ Global Market under the symbol ALCO. The high and low sales prices of our common stock in each quarter in the fiscal years 2015 and 2014 are presented below:

	2015 Price		2014 Price
	High	Low	High	Low
Quarter Ended:
December 31	$51.83	$34.67	$39.15	$38.10
March 31	$58.10	$43.80	$38.48	$37.61
June 30	$52.74	$44.52	$37.68	$37.15
September 30	$48.94	$37.16	$38.30	$37.94

Holders

On October 31, 2015, our stock transfer records indicate there were approximately 262 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one stockholder.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

The following table presents cash dividends per share of our common stock declared in fiscal years 2015, 2014, and 2013 and paid in fiscal years 2016, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Per Common Share
July 18, 2013	September 30, 2013	October 15, 2013	$0.08
September 25, 2013	December 31, 2013	January 14, 2014	$0.12
December 18, 2013	March 31, 2014	April 14, 2014	$0.12
April 10, 2014	June 30, 2014	July 14, 2014	$0.06
July 10, 2014	September 30, 2014	October 15, 2014	$0.06
October 2, 2014	December 31, 2014	January 15, 2015	$0.06
February 25, 2015	March 31, 2015	April 15, 2015	$0.06
June 4, 2015	June 30, 2015	July 15, 2015	$0.06
September 10, 2015	September 30, 2015	October 15, 2015	$0.06

 Stock Performance Graph
The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2010 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

(Includes reinvestment of dividends)

			INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	Sept 10	Sept 11	Sept 12	Sept 13	Sept 14	Sept 15
Alico, Inc.	100	84.84	136.48	181.34	169.41	181.42
S&P 500 Index	100	101.15	131.69	157.17	188.18	187.02
S&P Agricultural Products Index	100	84.89	100.92	135.18	179.13	154.04
Peer Group	100	69.88	94.50	108.59	127.80	104.88

Equity Compensation Arrangements
Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 shares of the Company’s common stock to be available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholders' value. The 2015 Plan was approved by stockholders in February 2015. The adoption of the 2015 Plan supersedes the 2013 Incentive Equity Plan (the “2013 Plan”), which had been in place since April 2013. The 2013 Plan provided for the issuance of up to 350,000 shares of the Company’s common stock to Directors and Officers through March 2018.

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	-	-	1,237,500
Total	-	-	1,237,500

Recent Sale of Unregistered Securities
None.
Issuer Repurchases of Equity Securities

In fiscal year 2015, our Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 26, 2015 and continuing through December 31, 2016 (the “2015 Authorizations"). The stock repurchases under the 2015 Authorizations are made through open market transactions at times and in such amounts as our broker determined subject to the provisions of SEC Rule 10b-18.

We adopted Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with share repurchase authorizations. The Plan allows us to repurchase our shares of common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under the Plan are subject to certain pricing parameters, there is no guarantee as to the exact number of common shares that will be repurchased under the Plan or that there will be any repurchases pursuant to the Plan. Subject to applicable regulations, we may elect to amend or cancel the Plan at our discretion.

Through September 30, 2015, we had purchased 91,554 common shares and had available to purchase an additional 78,446 common shares in accordance with the fiscal year 2015 Authorizations.

The following table describes our purchases of our common stock during the fourth quarter of 2015 for the 2015 Authorizations.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
Date:
July 2015	—	—	—	—
August 2015	24,128	$41.57	24,128	125,872
September 2015	47,426	$41.76	47,426	78,446

We do not anticipate that any purchases under our Board of Directors’ authorizations will be made from any officer, director or control person.

We purchased zero, 9,907, 10,093 and 71,554 shares of common stock in the open market during the first, second, third and fourth quarters of fiscal year 2015, respectively, at a weighted average price of $43.83 per common share.

Item 6. Selected Financial Data.

The following tables present selected historical consolidated and combined financial information as of and for each of the fiscal years in the five-year period ended September 30, 2015. The Consolidated and Combined Financial Statements as of and for the fiscal years ended September 30, 2015 and 2014 include combined financial statement balances with Silver Nip Citrus, as result of our common control acquisition in February 2015.

The selected historical financial data presented below should be reviewed in conjunction with our Consolidated and Combined Financial Statements and the accompanying Notes thereto, included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	September 30,
	2015	2014	2013	2012	2011
Selected Statement of Operations Information:
Operating revenues	$153,119	$103,983	$101,661	$127,187	$98,592
Income from operations	$19,059	$9,914	$11,935	$23,742	$15,237
Net income attributable to common stockholders	$15,764	$9,033	$19,646	$18,489	$7,097
Basic earnings per common share	$1.96	$1.23	$2.69	$2.51	$0.96
Diluted earnings per common share	$1.96	$1.23	$2.67	$2.51	$0.96
Cash dividends declared per common share	$0.24	$0.24	$0.36	$0.20	$0.12

Selected Balance Sheet Information:
Cash and cash equivalents	$7,360	$31,020	$24,583	$13,328	$1,336
Property and equipment, net	$381,667	$126,833	$131,071	$122,834	$128,780
Total assets	$460,580	$257,580	$198,840	$185,083	$180,035
Current portion of long-term debt	$4,511	$3,196	$2,000	$3,267	$3,279
Long-term debt, net of current portion	$201,370	$61,604	$34,000	$36,633	$53,879
Total Alico, Inc. equity	$172,792	$161,851	$142,736	$127,846	$110,662
Noncontrolling interest	$4,807	$—	$—	$—	$—

During the fiscal year ended September 30, 2011, we utilized cash to reduce our outstanding debt by $18,510,000 resulting in a reduction in total assets and long-term obligations.

During the fiscal year ended September 30, 2012, we utilized cash from operating and investing activities to reduce our outstanding debt by approximately $17,258,000, resulting in a reduction in long-term debt obligations. Net income includes a gain on sale of real estate of approximately $9,113,000 on the sale of land and impairment charges of $1,918,000 on assets held for sale.

During the fiscal year ended September 30, 2013, net income includes the gain on sale of assets of approximately $20,300,000 related to the closing of the Conservation Easement in fiscal 2013.

During the fiscal year ended September 30, 2014, net income includes the gain on sale of assets of approximately $4,820,000 related to the Polk County land sale and property and equipment sold to USSC and gain on settlement of contingent consideration of $6,000,000.

During the fiscal year ended September 30, 2015, net income includes the gain on sale of assets of approximately $16,517,000 related to the sale of real estate, approximately $8,373,000 of interest expense, $1,051,000 loss on extinguishment of debt related to the refinancing of our debt obligations, $1,145,000 gain on bargain purchase related to acquisition of citrus business and impairment charges of approximately $541,000 on assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated and Combined Financial Statements and related Notes thereto.
Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from disease, insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. During the fiscal year ended September 30, 2015, the Company acquired three Florida citrus properties for total consideration of approximately $363,000,000. These acquisitions make Alico one of the largest citrus producers in the United States, with total 2014-2015 production of approximately 10,500,000 boxes. We are a Florida agribusiness and land management company, backed by a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 121,000 acres of land in twelve Florida counties which includes approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves, cattle ranching and conservation, and related support operations. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our results of operations, financial condition and changes in financial condition for the periods presented. This MD&A is organized as follows:

•
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition.

•
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2015. Our discussion is presented on a consolidated and combined basis and includes discussion on future trends by segment.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three fiscal years ended September 30, 2015 and our outstanding debt, commitments and cash resources as of September 30, 2015.

•
Critical Accounting Policies. This section identifies those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, "Summary of Significant Accounting Policies," to the accompanying Consolidated and Combined Financial Statements.

Business Overview

Business Description

We generate operating revenues primarily from the sale of our citrus products. We operate as five business segments and substantially all of our operating revenues are generated in the United States. During the fiscal year ended September 30, 2015, we generated operating revenues of $153,119,000, income from operations of $19,059,000, net income of $15,733,000 and cash provided by operations of $33,866,000.

Business Segments

We operate five business segments related to our various land holdings, as follows:

•	Citrus Groves include activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets.

•
Agricultural Supply Chain Management includes activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•
Improved Farmland includes activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads. As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business.

•	Ranch and Conservation includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•	Other Operations include activities related to a citrus nursery, rock mining royalties, oil exploration and other insignificant lines of business.

Fiscal Year Highlights and Recent Developments
Orange-Co Acquisition
On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree Holdings 1, LLC ("Citree"). The assets the Company purchased include approximately 21,000 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and $4,838,000 in fair value attributable to the noncontrolling interest in Citree, including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term debt; (2) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000; and (4) the assumption of certain other liabilities totaling $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. (“Rabo”) in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration (see Note 3, "Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements).

Sugarcane Land Disposition

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global”) for $97,913,921 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”) on May 19, 2014. The USSC Lease was assigned to Global in conjunction with the land sale.

Net cash proceeds from the sugarcane land sale of $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 3 “Acquisitions and Dispositions” to the accompanying Consolidated and Combined Financial Statements).

The sales price is subject to post-closing adjustments over a ten (10) year period. The Company realized a gain of $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. The deferred gain balance as of September 30, 2015 was $29,122,000. A net gain of $13,613,000 was recognized in the first quarter of fiscal year 2015.

In May 2015, the Company made a payment of $1,347,000 to Global pursuant to the sales contract. The USSC Lease is tied to the market price of sugar, and this payment is required annually, in advance, to supplement the rent paid by USSC in the event that the sugar prices are below certain thresholds. Approximately $843,000 of this payment is included in prepaid expenses and other current assets in the Consolidated and Combined Balance Sheet as of September 30, 2015 and the Company has recognized $607,000 in interest expense and $17,300 of the deferred gain for the fiscal year ended September 30, 2015.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business.

Our sugarcane land was classified as “assets held for sale” in our Consolidated and Combined Balance Sheet as of September 30, 2014. The sugarcane operation has not been classified as a discontinued operation due to the Company’s continuing involvement pursuant to the post-closing agreement described above.

Common Control Acquisition between the Company and 734 Citrus Holdings, LLC

Effective February 28, 2015, the Company completed the merger (the “Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%.

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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly-owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets with a book value of $65,739,000 and total net assets of $18,470,000. The common shares issued were recorded at the carrying amount of the net assets transferred. In September 2015, the former holders of membership interests in Silver Nip Citrus received an additional 115,782 shares of the Company’s common stock pursuant to the Merger Agreement. The additional consideration was based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’ citrus groves following the conclusion of the 2014-2015 citrus harvest season.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD”) issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual SFWMD Governing Board (the “Board”) approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments.

During the 2015 legislative session, the Governor of Florida vetoed the legislatively approved budget for dispersed water management projects. Although SFWMD did not receive the state funds for the project payments for the next fiscal year (October 2015 through September 2016), SFWMD has amended the Contract with the Company to extend the duration for funding beyond the 2016 legislative session. This provided the District with options to continue with the project.

As discussed above, the Dispersed Water Management Program Northern Everglades Payment for Environmental Services Contract between the Company and SFWMD provides that funding of the contract is subject to the SFWMD receiving funds for the project from the Florida Legislature and the SFWMD Governing Board budget appropriation.

The SFWMD budget process allows for amending the budget at any Governing Board meeting, which could allow for some funding in fiscal year 2016. However, if no funds are provided in 2016 and accommodation is not reached to delay work on the project until funds are available, the District would be within its rights under the contract to terminate.

Consolidated and Combined Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Consolidated and Combined Statements of Operations and Comprehensive Income.

The table below provides a summary of our results of operations for the years ended September 30, 2015, 2014 and 2013:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2014	2013	$	%
Operating revenues:
Citrus Groves	$139,700	$62,372	$77,328	124.0%	$62,372	$43,689	$18,683	42.8%
Agricultural Supply Chain Management	6,439	12,376	(5,937)	(48.0)%	12,376	28,412	(16,036)	(56.4)%
Improved Farmland	901	20,429	(19,528)	(95.6)%	20,429	21,917	(1,488)	(6.8)%
Ranch and Conservation	5,394	8,172	(2,778)	(34.0)%	8,172	6,755	1,417	21.0%
Other Operations	685	634	51	8.0%	634	888	(254)	(28.6)%
Total operating revenues	153,119	103,983	49,136	47.3%	103,983	101,661	2,322	2.3%
Gross profit (loss):
Citrus Groves	35,619	19,801	15,818	79.9%	19,801	12,156	7,645	62.9%
Agricultural Supply Chain Management	246	59	187	316.9%	59	463	(404)	(87.3)%
Improved Farmland	(188)	(927)	739	(79.7)%	(927)	5,715	(6,642)	(116.2)%
Ranch and Conservation	586	2,049	(1,463)	(71.4)%	2,049	2,957	(908)	(30.7)%
Other Operations	(310)	260	(570)	(219.2)%	260	383	(123)	(32.1)%
Total gross profit	35,953	21,242	14,711	69.3%	21,242	21,674	(432)	(2.0)%
General and administrative expenses	16,894	11,328	5,566	49.1%	11,328	9,739	1,589	16.3%
Income from operations	19,059	9,914	9,145	92.2%	9,914	11,935	(2,021)	(16.9)%
Other income, net	7,579	9,008	(1,429)	(15.9)%	9,008	19,740	(10,732)	(54.4)%
Income before income tax provision	26,638	18,922	7,716	40.8%	18,922	31,675	(12,753)	(40.3)%
Provision for income taxes	(10,905)	(9,889)	(1,016)	10.3%	(9,889)	(12,029)	2,140	(17.8)%
Net income	15,733	9,033	6,700	74.2%	9,033	19,646	(10,613)	(54.0)%
Net loss attributable to noncontrolling interests	31	—	31	NM	—	—	—	NM
Net income attributable to Alico, Inc. common stockholders	$15,764	$9,033	$6,731	74.5%	$9,033	$19,646	$(10,613)	(54.0)%
N/M - Not meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands)	Fiscal Year Ended
	September 30,
	2015	2014	2013
Operating revenues:
Citrus Groves	91.2%	60.0%	43.0%
Agricultural Supply Chain Management	4.2%	11.9%	27.9%
Improved Farmland	0.6%	19.6%	21.6%
Ranch and Conservation	3.5%	7.9%	6.6%
Other Operations	0.5%	0.6%	0.9%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of our business segments:
Citrus Groves
The table below presents key operating measures for the fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands, except per box and per pound solids data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2015	2014	Unit	%	2014	2013	Unit	%
Revenue From:
Early and Mid-Season	$51,926	$25,273	$26,653	105.5%	$25,273	$17,923	$7,350	41.0%
Valencias	76,624	34,095	42,529	124.7%	34,095	23,216	10,879	46.9%
Fresh Fruit	6,116	2,343	3,773	161.0%	2,343	2,451	(108)	(4.4)%
Other	5,034	661	4,373	661.6%	661	99	562	567.7%
Total	$139,700	$62,372	$77,328	124.0%	$62,372	$43,689	$18,683	42.8%
Boxes Harvested:
Early and Mid-Season	4,445	2,003	2,442	121.9%	2,003	1,900	103	5.4%
Valencias	5,569	2,143	3,426	159.9%	2,143	1,967	176	8.9%
Total Processed	10,014	4,146	5,868	141.5%	4,146	3,867	279	7.2%
Fresh Fruit	466	213	253	118.8%	213	251	(38)	(15.1)%
Total	10,480	4,359	6,121	140.4%	4,359	4,118	241	5.9%
Pound Solids Produced:
Early and Mid-Season	26,139	12,321	13,818	112.1%	12,321	11,612	709	6.1%
Valencias	36,083	14,237	21,846	153.4%	14,237	13,134	1,103	8.4%
Total	62,222	26,558	35,664	134.3%	26,558	24,746	1,812	7.3%
Pound Solids per Box:
Early and Mid-Season	5.88	6.15	(0.27)	(4.4)%	6.15	6.11	$0.04	0.7%
Valencias	6.48	6.64	(0.16)	(2.4)%	6.64	6.68	$(0.04)	(0.6)%
Price per Pound Solids:
Early and Mid-Season	$1.99	$2.05	$(0.06)	(2.9)%	$2.05	$1.54	$0.51	33.1%
Valencias	$2.12	$2.39	$(0.27)	(11.3)%	$2.39	$1.77	$0.62	35.0%
Price per Box:
Fresh Fruit	$13.12	$11.00	$2.12	19.3%	$11.00	$9.76	$1.24	12.7%
Operating Expenses:
Cost of Sales	$73,521	$30,106	$43,415	144.2%	$30,106	$19,803	$10,303	52.0%
Harvesting and Hauling	26,124	12,463	13,661	109.6%	12,463	11,473	990	8.6%
Other	4,436	2	4,434	NM	2	257	(255)	(99.2)%
Total	$104,081	$42,571	$61,510	144.5%	$42,571	$31,533	$11,038	35.0%

NM - Not Meaningful

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our fiscal year produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles.

We sell our Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. They generally buy their citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase their citrus on a per box basis. Our operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining our citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced.

The increase in citrus grove revenues and gross profit for the fiscal year ended September 30, 2015, as compared to fiscal year ended September 30, 2014, was primarily due to the acquisition of Orange-Co in December 2014. Orange-Co related revenues and gross profit were approximately $72,600,000 and $17,900,000 for the fiscal year ended September 30, 2015. Orange-Co revenues represented 52.0% of total citrus grove revenues for the fiscal year ended September 30, 2015.

Orange-Co related boxes harvested and pound solids produced were approximately 5,300,000 and 33,300,000 for the fiscal year ended September 30, 2015, which represented 50.6% and 53.6% of our total boxes harvested and pound solids produced for the fiscal years ended September 30, 2015. We included the financial results of Orange-Co in the accompanying Consolidated and Combined Financial Statements from the date of acquisition.

The increases in boxes harvested and pound solids produced in fiscal year 2015, as compared to fiscal year 2014, were a result of the Orange-Co acquisition as well as Silver Nip Citrus' acquisition of the TRB grove and the acquisition of Crossing Grove (see Note 3, "Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements). Excluding these acquisitions, total boxes harvested declined by 4.0%, as compared to fiscal year 2014. Pound solids per box also declined by 4.4% and 2.4% for the Early and Mid-Season and Valencia oranges, respectively. These declines were believed to be mainly driven by growing season fluctuations in production which may have been attributable to various factors, including changes in weather impacting bloom, horticultural practices and the effects of diseases and pests, including Citrus Greening. The industry and the Company both experienced higher than normal premature fruit drop in certain areas of our groves and smaller sized fruit. Our 2014/2015 crop, including all acquisitions, significantly outpaced the statewide performance on a boxes harvested basis with an increase of approximately 5% over fiscal year 2014.

The USDA, in its November 10, 2015 Citrus Crop Forecast for the 2015/2016 harvest season, indicated that the Florida orange crop will decrease from 96,800,000 boxes for the 2014/2015 crop year to 74,000,000 boxes for the 2015/2016 crop year, a decrease of 23.6%.  The 2014-2015 Florida orange crop declined by approximately 8,000,000 boxes or approximately 8% compared to the 2013/2014 crop.

We estimate our 2016 processed boxes to be relatively flat compared to our fiscal year 2015 processed boxes, on a per acre basis. For fiscal year 2016, we expect that the forecasted 23.6% decrease in the size of the statewide crop could cause the price per pound solids for fiscal year 2016 to remain at or above the price for fiscal year 2015.  We expect that our operating expenses for fiscal year 2016 will remain in-line with fiscal year 2015 on a per acre basis.

The increase in Citrus Groves gross profit for fiscal year 2014, as compared to fiscal year 2013 related primarily to increased prices and revenue, offset by an increase of 2.2% in growing costs for the 2013/2014 harvesting season crop to $20,233,000 from $19,803,000. Per box harvest and hauling costs remained consistent with fiscal year 2013.

Pro-Forma Results for Citrus Groves

The unaudited pro forma financial information below for the fiscal years ended September 30, 2015 and 2014 gives effect to the acquisition of Orange-Co as if the acquisition had occurred on October 1, 2013. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(in thousands, except pound solids per box)
	Fiscal Year Ended
	September 30,
	2015	2014	Change	% Change
		(unaudited)
Citrus Boxes Harvested:
Early and Mid-Season	4,445	4,631	(186)	(4.0)%
Valencias	5,569	5,031	538	10.7%
Fresh Fruit	466	308	158	51.3%
	10,480	9,970	510	5.1%

Pound Solids Produced:
Early and Mid-Season	26,139	28,508	(2,369)	(8.3)%
Valencias	36,083	33,754	2,329	6.9%
	62,222	62,262	(40)	(0.1)%

Pound Solids Per Box:
Early and Mid-Season	5.88	6.16	(0.28)	(4.5)%
Valencias	6.48	6.71	(0.23)	(3.4)%
Combined	6.21	6.44	(0.23)	(3.6)%

Citrus box and pound solids production fluctuates each growing season, and these fluctuations may be attributable to various factors, including changes in weather, horticultural practices and the effects of diseases and pests, including Citrus Greening.

Agricultural Supply Chain Management
The table below presents key operating measures for the fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands, except per box and per pound solids data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2015	2014	Unit	%	2014	2013	Unit	%
Purchase and Resale of Fruit:
Revenue	$5,172	$10,096	$(4,924)	(48.8)%	$10,096	$22,858	$(12,762)	(55.8)%
Boxes Sold	442	836	(394)	(47.1)%	836	2,377	(1,541)	(64.8)%
Pound Solids Sold	2,663	5,195	(2,532)	(48.7)%	5,195	14,839	(9,644)	(65.0)%
Pound Solids per Box	6.02	6.21	(0.19)	(3.1)%	6.21	6.24	(0.03)	(0.5)%
Price per Pound Solids	$1.94	$1.94	$—	—%	$1.94	$1.54	$0.40	26.0%
Value Added Services:
Revenue	$1,238	$1,891	$(653)	(34.5)%	$1,891	$3,592	$(1,701)	(47.4)%
Value Added Boxes	537	652	(115)	(17.6)%	652	2,761	(2,109)	(76.4)%
Other Revenue	$29	$389	$(360)	(92.5)%	$389	$1,962	$(1,573)	(80.2)%

For fiscal year 2015 compared to fiscal year 2014, the declines in Purchase and Resale of Fruit revenues, boxes sold and pound solids sold, as well as the declines in Value Added Services revenues and boxes, are all primarily driven by management’s decision to reduce the number of external boxes handled by Alico Fruit Company to focus on our expanded internal citrus operations in fiscal years 2015 and 2014, respectively. This decision was made in the second quarter of fiscal year 2014. The decline in Alico Fruit Company gross profit relates primarily to the changes in revenues outlined above.

For fiscal year 2016, we would expect revenues and gross profit for Agricultural Supply Chain Management to remain relatively consistent with fiscal year 2015.
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
Improved Farmland
The table below presents key operating measures for the fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands, except per net standard ton and per acre data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2015	2014	Unit	%	2014	2013	$	%
Revenue From:
Sale of Sugarcane	$—	$17,428	$(17,428)	(100.0)%	$17,428	$20,125	$(2,697)	(13.4)%
Molasses Bonus	—	817	(817)	(100.0)%	817	800	17	2.1%
USSC Lease	503	1,389	(886)	(63.8)%	1,389	—	1,389	NM
Other Leases	398	795	(397)	(49.9)%	795	992	(197)	(19.9)%
Total	$901	$20,429	$(19,528)	(95.6)%	$20,429	$21,917	$(1,488)	(6.8)%
Net Standard Tons Sold	—	590	$(590)	(100.0)%	590	546	$44	8.1%
Price Per Net Standard Ton:
Sale of Sugarcane	$—	$29.54	$(29.54)	(100.0)%	$29.54	$36.86	$(7.32)	(19.9)%
Molasses	$—	$1.38	$(1.38)	(100.0)%	$1.38	$1.47	$(0.09)	(6.1)%
Net Standard Tons/Acre	—	35.20	(35.20)	(100.0)%	35.20	41.14	(5.94)	(14.4)%
Operating Expenses:
Cost of Sales	$—	$14,368	$(14,368)	(100.0)%	$14,368	$11,580	$2,788	24.1%
Harvesting and Hauling	—	3,759	(3,759)	(100.0)%	3,759	4,298	(539)	(12.5)%
Land Leasing Expenses	614	3,229	(2,615)	(81.0)%	3,229	324	2,905	NM
Guarantee Payment to Global	475	—	475	NM	—	—	—	—
Total	$1,089	$21,356	$(20,267)	(94.9)%	$21,356	$16,202	$5,154	31.8%
NM - Not Meaningful

On May 19, 2014, the Company entered into a triple net agricultural lease with its sole sugarcane customer, USSC, on 19,181 acres of land planted or plantable to sugar in Hendry County, Florida. As a result of the lease, the Company was no longer directly engaged in sugarcane farming. The annual base rent under the USSC Lease was approximately $3,548,000.

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing to Global for $97,913,921 in cash. The USSC Lease was assigned to Global in conjunction with the land sale.

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. The USSC Lease is tied to the market price of sugar, and a guarantee payment is required annually, in advance, to supplement the rent paid by USSC in the event that the sugar prices are below certain thresholds. In fiscal year 2015, the sugar prices did not rise above the threshold and the Company paid approximately $475,000 to Global.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 1, 2014, the Improved Farmland segment is no longer material to our business.

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

Additionally, the gross profit of the Improved Farmland segment was negatively impacted by a charge of approximately $2,300,000 in May 2014 recorded as an operating expense related to the reimbursement to the Company, at less than book value, for certain of our costs to develop and plant sugarcane, cultivate and care take sugarcane and purchase certain rolling stock used in our sugarcane operation. The charge relates to the triple net agricultural lease entered into with USSC.
Ranch and Conservation
The table below presents key operating measures for the fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands, except per pound data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2015	2014	Unit	%	2014	2013	Unit	%
Revenue From:
Sale of Calves	$3,805	$5,735	$(1,930)	(33.7)%	$5,735	$4,797	$938	19.6%
Sale of Culls	511	1,118	(607)	(54.3)%	1,118	560	558	99.6%
Land Leasing	851	981	(130)	(13.3)%	981	983	(2)	(0.2)%
Other	227	338	(111)	(32.8)%	338	415	(77)	(18.6)%
Total	$5,394	$8,172	$(2,778)	(34.0)%	$8,172	$6,755	$1,417	21.0%
Pounds Sold:
Calves	1,550	2,964	(1,414)	(47.7)%	2,964	3,229	(265)	(8.2)%
Culls	446	1,181	(735)	(62.2)%	1,181	680	501	73.7%
Price Per Pound:
Calves	$2.45	$1.93	$0.52	26.9%	$1.93	$1.49	$0.44	29.5%
Culls	$1.15	$0.95	$0.20	21.1%	$0.95	$0.82	$0.13	15.9%
Operating Expenses:
Cost of Calves Sold	$2,248	$3,569	$(1,321)	(37.0)%	$3,569	$3,274	$295	9.0%
Cost of Culls Sold	220	456	(236)	(51.8)%	456	280	176	62.9%
Land Leasing Expenses	214	274	(60)	(21.9)%	274	239	35	14.6%
Other	2,126	1,824	302	16.6%	1,824	5	1,819	NM
Total	$4,808	$6,123	$(1,315)	(21.5)%	$6,123	$3,798	$2,325	61.2%
NM - Not Meaningful

Ranch

The decrease in revenues from the sale of calves in fiscal year 2015, as compared to fiscal year 2014, is primarily due to the decrease in pounds sold, partially offset by an increase in price per pound. The decrease in revenues from the sale of culls in fiscal year 2015, as compared to fiscal year 2014, results from a decrease in pounds sold, partially offset by an increase in price per pound. The decrease in gross profit for fiscal year 2015, as compared to fiscal year 2014, relates primarily to the decrease in pounds sold of beef, as the price per pound sold for calves and culls is consistent between fiscal year 2015 and 2014. The decrease in pounds sold during fiscal year 2015 relates primarily to the timing of calf sales and expansion of the breeding herd. Approximately 1,000 calves are expected to be sold in fiscal year 2016 and approximately 1,000 calves from fiscal 2015 will be retained to expand the breeding herd.

The increase in revenues from the sale of calves in fiscal year 2014, as compared to fiscal year 2013, results primarily from the increase in price per pound, partially offset by a slight decrease in pounds sold. The increase in cull revenues for fiscal year 2014, as compared to fiscal year 2013, results from an increase in pounds sold and an increase in price per pound. The increase in gross profit for fiscal year 2014 as compared to fiscal year 2013, relates primarily to the increased price per pound of beef.

For fiscal year 2016, we expect to have a breeding herd of approximately 9,300 cows which includes retaining an additional 1,400 calves to further expand the breeding herd. We expect that the price per pound of beef sold will be greater than fiscal year 2014 but less than fiscal year 2015. We expect operating expenses for fiscal year 2016 to remain relatively consistent.

Conservation

In December 2012, SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments. Operating expenses were approximately $2,112,000 and $1,793,000 for fiscal years 2015 and 2014, respectively.

Other Operations

Other Operations, consisting primarily of leasing revenues, was $685,000, $634,00 and $888,000 for fiscal years 2015, 2014 and 2013, respectively and gross profit (loss) of ($310,000), $260,000 and $383,000 for fiscal years 2015, 2014 and 2013, respectively.

General and Administrative

The increase of $5,566,000 in general and administrative expenses for the fiscal 2015, as compared to fiscal year 2014, relates primarily to professional and legal costs associated with the acquisitions, dispositions and mergers, as described in the accompanying Consolidated and Combined Financial Statements, which totaled approximately $6,485,000 and $2,639,000 for the fiscal years 2015 and 2014, respectively. The costs included approximately $4,402,000 in transaction and other real estate closing costs, approximately $1,000,000 related to a consulting and non-competition agreement with the former CEO and approximately $893,000 related to other consulting costs for the fiscal year 2015. Excluding the transaction-related costs noted, the overall general and administrative increase relates to the significantly expanded size of the Company from fiscal year 2014 to fiscal year 2015.

General and administrative expenses for fiscal year 2014 included the general and administrative costs of Silver Nip Citrus totaling approximately $887,000 due to the fact we retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013. In addition, general and administrative expenses for fiscal years 2014 and 2013 included approximately $2,639,000 and $1,816,000, respectively, of professional and legal costs associated with the change in control transaction.

Other Income, net
Other income, net decreased by approximately $1,429,000 in fiscal year 2015, as compared to fiscal year 2014, due to approximately $11,700,000 in increased gains on sale of real estate, offset by approximately $6,448,000 in increased interest expense primarily due to the refinanced term loan debt from the Orange-Co acquisition and a $6,000,000 gain on settlement of contingent consideration arrangement in fiscal year 2014.
Other income, net decreased by approximately $10,732,000 in fiscal year 2014, as compared to fiscal year 2013, due primarily to the gain recognized on the Conservation Easement of approximately $20,300,000 in fiscal year 2013.
Provision for Income Taxes

For the fiscal years ended September 30, 2015, 2014 and 2013, the provision for income taxes was approximately $10,905,000, $9,889,000 and $12,029,000, respectively, and the related effective income tax rates were 40.9%, 52.2% and 37.9%, respectively.

During fiscal year 2015, the Company revised effective tax rates to reflect the impact of claiming certain deductions on amended federal and state income tax returns filed for the fiscal years ended September 30, 2011 through September 30, 2013. Other changes to the effective tax rates relate primarily to the nondeductible nature of political contributions and lobbying expenses. In addition, there were limitations on certain deductions related to the vesting of the long-term incentive grants for fiscal year 2014, and non-deductible transaction costs related to the Silver Nip Citrus merger for fiscal year 2015.

The Internal Revenue Service ("IRS") is currently auditing the Company’s tax returns for the fiscal years ended September 30, 2013, 2012 and 2011.

Non-GAAP Financial Measures

The Company utilizes Adjusted EBITDA among other measures, to evaluate the performance of its business. Due to significant depreciable assets associated with the nature of our operations and, to a lesser extent, interest costs associated with our capital structure, management believes that Adjusted EBITDA, Adjusted Earnings per Diluted Common Share, Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share are important measures to evaluate our results of operations between periods on a more comparable basis and to help investors analyze underlying trends in our business, evaluate the performance of our business both on an absolute basis and relative to our peers and the broader market, provides useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and operational strength of our business and helps investors evaluate our ability to service our debt. Tax impacts are computed based on the effective rate for each of the fiscal years ended September 30, 2015. Such measurements are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. The non-U.S. GAAP information provided is unique to the Company and may not be consistent with methodologies used by other companies. Adjusted Free Cash Flow is defined as cash provided by (used in) operations less capital expenditures adjusted for non-recurring transactions. The Company uses Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share to evaluate its business and this measure is considered an important indicator of the Company's liquidity, including its ability to reduce net debt, make strategic investments and pay dividends to common stockholders. An analysis of Adjusted Free Cash Flow and Adjusted Free Cash Flow per Common Share is provided below. Net income attributable to common stockholders is reconciled to Adjusted EBITDA and Adjusted Earnings per Diluted Common Share, as follows:

Adjusted EBITDA

(in thousands)
	Fiscal Year Ended September 30,
	2015	2014	2013

Net income attributable to common stockholders	$15,764	$9,033	$19,646
Interest expense	8,373	1,925	1,257
Provision for income taxes	10,905	9,889	12,029
Depreciation and amortization	14,637	8,946	9,675
EBITDA	49,679	29,793	42,607

Asset impairment	541	—	—
Transaction costs	5,592	2,639	1,816
Acquired citrus inventory fair value adjustments	8,051	—	—
Loss on extinguishment of debt	1,051	—	—
Gain on bargain purchase	(1,145)	—	—
Gain on settlement of contingent consideration	—	(6,000)	—
Write-off of certain inventory and plant cane costs	—	2,309	—
Payments on consulting agreements	893	—	—
Gains on sale of real estate	(16,517)	(4,821)	(20,299)

Adjusted EBITDA	$48,145	$23,920	$24,124

Adjusted Earnings per Common Share

(in thousands)
	Fiscal Year Ended September 30,
	2015	2014	2013

Net income attributable to common stockholders	$15,764	$9,033	$19,646
Loss on extinguishment of debt	1,051	—	—
Asset impairment	541	—	—
Transaction costs	5,592	2,639	1,816
Gain on settlement of contingent consideration	—	(6,000)	—
Acquired citrus inventory fair value adjustments	8,051	—	—
Gain on bargain purchase	(1,145)	—	—
Payments on consulting agreements	893	—	—
Write-off of certain inventory and plant cane costs	—	2,309	—
Gains on sale of real estate	(16,517)	(4,821)	(20,299)
Tax impact	628	3,066	7,024

Adjusted net income	$14,858	$6,226	$8,187

Diluted common shares	8,061	7,354	7,357

Adjusted Earnings per Diluted Common Share	$1.84	$0.85	$1.11

Free Cash Flow

(in thousands)

	Fiscal Year Ended September 30,
	2015	2014	2013
Cash provided by operating activities	$33,866	$27,991	$13,426
Adjustments for non-recurring items:
Transaction costs	5,592	2,639	1,816
Payment on consulting agreements	893	—	—
Transaction related tax savings	(10,277)	—	—
Capital expenditures	(11,948)	(13,243)	(18,924)
Adjusted Free Cash Flow	$18,126	$17,387	$(3,682)
Diluted common shares	8,061	7,354	7,357
Adjusted Free Cash Flow per Diluted Common Share	$2.25	$2.36	$(0.50)

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2015	2014	Change
Cash and cash equivalents	$7,360	$31,020	$(23,660)
Total current assets	$70,680	$125,712	$(55,032)
Total current liabilities	$23,633	$20,670	$2,963
Working capital	$47,047	$105,042	$(57,995)
Total assets	$460,580	$257,580	$203,000
Debt obligations	$205,881	$64,800	$141,081
Current ratio	2.99 to 1	6.08 to 1

Our business has historically generated positive net cash flows from operations. Sources of cash primarily include cash flows from operations, amounts available under our credit facilities and access to capital markets. Our access to additional borrowings under our revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms or at all.
The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining our citrus groves, harvesting and hauling of our citrus products, capital expenditures, income tax payments, acquisitions, dividends, and debt service costs including interest and principal payments on our term loans and other credit facilities. In addition to the acquisitions and dispositions disclosed elsewhere, we have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness.
We believe that a combination of our cash-on-hand, cash generated from operations and availability under our lines of credit will provide us with sufficient liquidity to service the principal and interest payments on our indebtedness, satisfy our working capital requirements and capital expenditures for at least the next 12 months and over the long term. We have a $70,000,000 working capital line of credit of which $52,500,000 is available for our general use as of September 30, 2015 and a $25,000,000 revolving line of credit all of which is available for our general use as of September 30, 2015 (see Note 5 “Debt" to the accompanying Consolidated and Combined Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances, and we may need to finance such activities by drawing down monies under our lines of credit or obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any liability to obtain additional financing could impact our ability to pursue different growth opportunities.
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

Cash Management Impacts
Cash and cash equivalents decreased by $23,660,000 for the fiscal year ended September 30, 2015, as compared to the fiscal year ended September 30, 2014; increased $6,437,000  for the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013; and increased $11,255,000 for the fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012. The components of these changes are discussed below.

Consolidated and Combined Statements of Cash Flows

The following table details the items contributing to the Consolidated and Combined Statement of Cash Flows for fiscal years 2015, 2014 and 2013:

(in thousands)	Fiscal Year Ended September 30,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013

Net cash flows provided by operating activities	$33,866	$27,991	$13,426	21.0%	108.5%
Net cash flows provided by (used in) in investing activities	(188,399)	(8,808)	6,671	2,039.0%	(232.0)%
Net cash flows provided by (used in) financing activities	130,873	(12,746)	(8,842)	(1,126.8)%	(44.2)%
Net increase (decrease) in cash and cash equivalents	$(23,660)	$6,437	$11,255	(467.6)%	(42.8)%

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for fiscal year 2015, as compared to fiscal year 2014, was primarily due to (i) $6,700,000 increase in net income, and (ii) approximately $7,193,000 increase in non-cash expenses, including approximately a $7,040,000 increase in deferred income taxes. The increase in non-cash expenses is net of an approximately $12,768,000 increase in gain on sale of assets which was substantially due to the recognition of approximately $13,700,000 of gain associated with the Sugarcane land sale in fiscal year 2015 as discussed in Fiscal Year Highlights and Recent Developments.
The increase in net cash provided by operating activities for fiscal year 2014, as compared to fiscal year 2013, was primarily due to (i) approximately $8,638,000 increase in changes in operating assets and liabilities due to the elimination of sugarcane inventory, increase in income tax payable and increases in other liabilities and (ii) approximately a $16,500,000 decrease in the net gain on the sale of property and equipment related to a non-recurring sale of the Conservation easement in fiscal year 2013 offset by the closing of the Polk County sale in fiscal year 2014. The increase in net cash provided by operating activities was offset by (i) approximately $10,600,000 decrease in net income (ii) approximately $6,000,000 gain on settlement of contingent consideration arrangement in fiscal year 2014 and (iii) approximately $3,751,000 decrease in deferred income taxes.
Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our citrus crops.

Cash Flows from Investing Activities

The increase in net cash used in investing activities for fiscal year 2015, as compared to fiscal year 2014, was primarily due to (i) the acquisition of Orange-Co for approximately $265,600,000 in December 2014 (see Note 3 “Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements) and (ii) Silver Nip Citrus’ acquisition of a 1,500 citrus grove in Charlotte County, Florida for approximately $17,130,000. The increase in net cash flows used by investing activities was offset by proceeds from the sale of our sugarcane land of approximately $97,200,000 from a tax deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 and $8,163,000 of proceeds from other dispositions.

The increase in net cash used in investing activities for fiscal year 2014, as compared to fiscal year 2013, was primarily due to (i) the acquisition of a Citrus business for approximately $16,517,000, (ii) approximately $9,902,000 decrease in proceeds for sale of assets related to the Conservation Easement land sale in 2013, offset by the Polk County land sale and property and equipment sold to USSC in fiscal year 2014. The increase in net cash flows used by investing activities was offset by (i) approximately $5,681,000 decrease in capital expenditures due to a decrease in the number of cows and bulls purchased to augment our breeding herd, a decrease in purchases of rolling stock, equipment and other assets as well as improvement to farmland related to the completion of the sugarcane expansion in fiscal year 2013, partially offset by capital expenditures related to the building of our citrus tree nursery in fiscal year 2014, and (ii) approximately $2,635,000 increase in return on investment in Magnolia primarily due to the reinstatement of cash distributions by Magnolia after its conversion of a large portion of its tax certificate portfolio to tax deeds and (iii) approximately $2,700,000 cash acquired in the common control transaction.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities for fiscal year 2015, as compared to fiscal year 2014, was primarily due to (i) net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 5 “Debt” to the accompanying Consolidated and Combined Financial Statements). The restructured credit facilities included $125,000,000 in fixed interest rate term loans and $57,500,000 in variable interest rate term loans. The proceeds of the new credit facilities were partially offset by the repayment of an existing $34,000,000 variable interest rate term loan. The increase in net cash provided by financing activities was also partially offset by approximately $17,800,000 of principal payments on term loans outstanding in fiscal year 2015.

The increase in net cash used in financing activities for fiscal year 2014, as compared to fiscal year 2013, was primarily due to (i) approximately $1,600,000 increase in net payments on revolving line of credit and (ii) approximately $1,950,000 increase in purchase of treasury stock for fiscal year 2014 and (iii) approximately $1,300,000 increase in dividends paid. The increase in net cash used in financing activities was offset by approximately $1,410,000 decrease in principal payments on notes payable in fiscal year 2014.

Contractual Obligations and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our Consolidated and Combined Balance Sheets. The following table presents our significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2015 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt	$205,881	$4,511	$19,043	$21,863	$160,464
Interest on Long-Term Debt	72,805	7,494	14,180	12,614	38,517
Retirement Benefits	13,334	367	712	380	11,875
Consulting/Non-Compete Agreement	700	600	100	—	—
Operating Leases	1,637	667	964	6	—
Capital Leases	865	277	588	—	—
Tree Purchase Commitments	300	300	—	—	—
Total	$295,522	$14,216	$35,587	$34,863	$210,856

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit Company, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements were approximately $4,048,000 as of September 30, 2015 for delivery in fiscal year 2016. All of these obligations are covered by sales agreements. Alico’s management currently believes that all committed purchase volume will be sold at cost or higher.

CRITICAL ACCOUNTING POLICIES

Our Consolidated and Combined Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. We consider policies relating to the following matters to be critical accounting policies:

Revenue Recognition

    Revenues from agricultural crops are recognized at the time the crop is harvested and delivered to the customer. The Company recognizes revenues from cattle sales at the time the cattle are delivered. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the fiscal year to these estimates as more current relevant information regarding the specific markets become available. Differences between the estimates and the final realization of revenues can be significant and can be either positive or negative. During the periods presented in this Annual Report on Form 10-K, no material adjustments were made to the reported revenues from our crops.

Alico Fruit Company ("AFC") operations primarily consist of providing supply chain management services to Alico, as well as to other citrus growers in the state of Florida. AFC also purchases and resells citrus fruit; in these transactions, AFC (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Therefore, AFC recognizes revenues based on the gross amounts due from customers for its marketing activities. Supply chain management service revenues are recognized when the services are performed.

Inventory

We capitalize the cost of growing crops into inventory until the time of harvest. Once a given crop is harvested, the related inventoried costs are recognized as cost of sales to provide an appropriate matching of costs incurred with the related revenues recognized. We record inventory at the lower of cost or net realizable value. Management regularly assesses estimated inventory valuations based on current and forecasted usage of the related commodity, observable prices, estimated completion costs and other relevant factors that may affect the net realizable value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Costs related to the development of citrus groves, through planting of trees, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads and reservoirs among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

The breeding herd consists of purchased animals and replacement breeding animals raised on our ranch. Purchased animals are stated at the cost of acquisition. The cost of animals raised on the ranch is based on the accumulated cost of developing such animals for productive use. Breeding animals are depreciated over 6-7 years.

Income Taxes

In preparing our Consolidated and Combined Financial Statements, significant judgment is required to estimate our income taxes. Our estimates are based on our interpretations of federal and state laws. Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax basis of assets and liabilities. We regularly review our deferred tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed, more likely than not, that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could be adjusted if estimates of future taxable income are adjusted. We apply a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. Adjustments to temporary differences, permanent differences or uncertain tax positions could materially impact our financial position, cash flows and results of operations.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated under the Financial Accounting Standards Board - Accounting Standards CodificationTM ("FASB ASC") No. 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with FASB ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting, whereby the assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

Impairment of Long-Lived Assets

We evaluate property, cattle, equipment and other long-lived assets for impairment when events or changes in circumstances (triggering events) indicate that the carrying value of assets contained in our financial statements may not be recoverable. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market or applying a capitalization rate to net operating income using prevailing rates for a given market. Unfavorable changes in economic conditions and net operating income for a specific property will change our estimates. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. As of September 30, 2015, long-lived assets included property and equipment and intangible assets.

Fair Value Measurements

The carrying amounts in the balance sheets for operating accounts receivable, mortgages and notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, we discount mortgage notes receivable to reflect their estimated fair value. We carry our investments at fair value. The carrying amounts reported for our long-term debt approximates fair value as our borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2015. The Company held various financial instruments as of September 30, 2015 and 2014, consisting of financial assets and liabilities reported in the Company’s Consolidated and Combined Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed interest rate debt is subject to interest rate risk. The Company’s primary long-term obligations are fixed rate debt and are subject to fair value risk. A one percentage-point increase in prevailing interest rates would increase interest expense on our variable rate debt obligations by $600,531 before income taxes for the fiscal year ended September 30, 2015.

Foreign-Exchange Rate Risk - The Company currently has no exposure to foreign-exchange rate risk because all of its financial transactions are denominated in U.S. dollars.

Commodity Price Risk - The Company has no financial instruments subject to commodity price risk.

Equity Security Price Risk - None of the Company’s financial instruments have potential exposure to equity security price risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Alico, Inc.

We have audited the accompanying consolidated and combined balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 10, 2015 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Orlando, Florida
December 10, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Alico, Inc.

We have audited Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended September 30, 2015, and our report dated December 10, 2015 expressed an unqualified opinion.

/s/ RSM US LLP
Orlando, Florida
December 10, 2015

ALICO, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,360	$31,020
Accounts receivable, net	4,252	8,441
Inventories	55,142	25,469
Income tax receivable	2,088	—
Assets held for sale	—	59,513
Prepaid expenses and other current assets	1,838	1,269
Total current assets	70,680	125,712

Property and equipment, net	381,667	126,833
Goodwill	2,246	—
Deferred financing costs, net of accumulated amortization	2,985	1,143
Other non current assets	3,002	3,892
Total assets	$460,580	$257,580

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,022	$2,053
Accrued liabilities	13,682	4,227
Long-term debt, current portion	4,511	3,196
Income taxes payable	—	4,572
Deferred tax liability, current portion	151	3,135
Obligations under capital leases, current portion	277	259
Other current liabilities	990	3,228
Total current liabilities	23,633	20,670

Long-term debt	201,370	58,444
Lines of credit	—	3,160
Deferred tax liability	24,134	8,760
Deferred gain on sale	29,122	—
Deferred retirement obligations	4,134	3,856
Obligations under capital leases	588	839
Total liabilities	282,981	95,729

Commitments and contingencies (Note 18)

Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 7,377,106 shares issued and 8,325,580 and 7,361,340 shares outstanding at September 30, 2015 and September 30, 2014, respectively	8,416	7,377
Additional paid in capital	21,289	3,742
Members' equity	—	16,414
Treasury stock, at cost, 90,565 and 15,766 shares held at September 30, 2015 and September 30, 2014, respectively	(3,962)	(650)
Retained earnings	147,049	134,968
Total Alico Inc. equity	172,792	161,851
Noncontrolling interest	4,807	—
Total equity	177,599	161,851
Total liabilities and equity	$460,580	$257,580
See accompanying notes to consolidated and combined financial statements.

ALICO, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2015	2014	2013
Operating revenues:
Citrus Groves	$139,700	$62,372	$43,689
Agricultural Supply Chain Management	6,439	12,376	28,412
Improved Farmland	901	20,429	21,917
Ranch and Conservation	5,394	8,172	6,755
Other Operations	685	634	888
Total operating revenues	153,119	103,983	101,661

Operating expenses:
Citrus Groves	104,081	42,571	31,533
Agricultural Supply Chain Management	6,193	12,317	27,949
Improved Farmland	1,089	21,356	16,202
Ranch and Conservation	4,808	6,123	3,798
Other Operations	995	374	505
Total operating expenses	117,166	82,741	79,987

Gross profit	35,953	21,242	21,674
General and administrative expenses	16,894	11,328	9,739

Income from operations	19,059	9,914	11,935

Other income (expense):
Investment and interest income, net	59	131	704
Interest expense	(8,373)	(1,925)	(1,257)
Gain on sale of real estate	16,517	4,821	20,299
Gain on settlement of contingent consideration arrangement	—	6,000	—
Loss on extinguishment of debt	(1,051)	—	—
Gain on bargain purchase	1,145	—	—
Impairment on asset held for sale	(541)	—	—
Other expense, net	(177)	(19)	(6)
Total other income, net	7,579	9,008	19,740

Income before income taxes	26,638	18,922	31,675
Provision for income taxes	10,905	9,889	12,029

Net income	15,733	9,033	19,646
Net loss attributable to noncontrolling interests	31	—	—
Net income attributable to Alico, Inc. common stockholders	$15,764	$9,033	$19,646
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Comprehensive income attributable to Alico, Inc. common stockholders	$15,764	$9,033	$19,646

Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$1.96	$1.23	$2.69
Diluted	$1.96	$1.23	$2.67
Weighted-average number of common shares outstanding:
Basic	8,056	7,336	7,313
Diluted	8,061	7,354	7,357

Cash dividends declared per common share	$0.24	$0.24	$0.36
See accompanying notes to consolidated and combined financial statements.

ALICO, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Members' Equity	Total Alico, Inc. Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2012	7,377	$7,377	$9,053	$(543)	$111,659	$—	$127,546	$—	$127,546
Net income	—	—	—	—	19,646	—	19,646	—	19,646
Dividends	—	—	—	—	(2,626)	—	(2,626)	—	(2,626)
Treasury stock purchases	—	—	—	(2,894)	—	—	(2,894)	—	(2,894)
Stock-based compensation:
Directors	—	—	392	591	—	—	983	—	983
Executives	—	—	51	30	—	—	81	—	81
Balance at September 30, 2013	7,377	7,377	9,496	(2,816)	128,679	—	142,736	—	142,736
Net income	—	—	—	—	8,050	983	9,033	—	9,033
Dividends	—	—	—	—	(1,761)	(605)	(2,366)	—	(2,366)
Treasury stock purchases	—	—	—	(4,844)	—	—	(4,844)	—	(4,844)
Members' equity as of common control November 19, 2013	—	—	—	—	—	15,631	15,631	—	15,631
Stock-based compensation:							—		—
Directors	—	—	(26)	1,087	—	—	1,061	—	1,061
Executives	—	—	(5,728)	5,923	—	—	195	—	195
Members' equity	—	—	—	—	—	405	405	—	405
Balance at September 30, 2014	7,377	7,377	3,742	(650)	134,968	16,414	161,851	—	161,851
Net income (loss)	—	—	—	—	14,017	1,747	15,764	(31)	15,733
Dividends	—	—	—	—	(1,936)	—	(1,936)	—	(1,936)
Treasury stock purchases	—	—	—	(4,013)	—	—	(4,013)	—	(4,013)
Acquisition of citrus businesses	1,039	1,039	17,431	—	—	(18,470)	—	4,838	4,838
Stock-based compensation:
Directors	—	—	61	701	—	—	762	—	762
Executives	—	—	55	—	—	—	55	—	55
Members' equity	—	—	—	—	—	309	309	—	309
Balance at September 30, 2015	8,416	$8,416	$21,289	$(3,962)	$147,049	$—	$172,792	$4,807	$177,599

See accompanying notes to consolidated and combined financial statements.

ALICO, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$15,733	$9,033	$19,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,637	8,946	9,675
Gain on sale of assets	(17,139)	(4,371)	(20,894)
Gain on settlement of contingent consideration arrangement	—	(6,000)	—
Deferred income taxes	12,351	5,311	9,062
Gain on bargain purchase	(1,145)	—	—
Stock-based compensation	1,126	1,661	923
Loss on extinguishment of debt	1,051	—	—
Asset impairment	541	—	—
Other non-cash gains and losses	1,183	(135)	(78)
Changes in operating assets and liabilities:
Accounts receivable	5,468	(3,276)	(1,195)
Inventories	9,708	13,666	(2,113)
Income tax receivable	(2,088)	—	—
Other assets	(30)	621	—
Accounts payable and accrued expenses	2,029	(7,935)	(3,727)
Income tax payable	(4,572)	3,401	2,014
Other liabilities	(4,987)	7,069	113
Net cash provided by operating activities	33,866	27,991	13,426

Cash flows from investing activities:
Acquisition of citrus businesses, net of cash acquired	(282,717)	(16,517)	—
Purchases of property and equipment	(11,948)	(13,243)	(18,924)
Proceeds from disposals of property and equipment	105,363	14,479	24,381
Return on investment in Magnolia Fund	675	3,814	1,179
Cash received in common control acquisition	—	2,669	—
Other	228	(10)	35
Net cash (used in) provided by investing activities	(188,399)	(8,808)	6,671

Cash flows from financing activities:
Proceeds from term loans	195,500	—	—
Repayments on revolving line of credit	(84,333)	(1,600)	(5,661)
Borrowings on revolving line of credit	81,173	—	5,661
Repayment of term loan	(34,000)	—	—
Principal payments on term loans	(17,759)	—	—
Treasury stock purchases	(4,013)	(4,844)	(2,894)
Financing costs	(3,583)	—	—
Dividends paid	(1,879)	(3,386)	(2,048)
Capital lease payments	(233)	(426)	—
Principal payments on notes payable	—	(2,490)	(3,900)
Net cash provided by (used in) financing activities	130,873	(12,746)	(8,842)

Net (decrease) increase in cash and cash equivalents	(23,660)	6,437	11,255
Cash and cash equivalents at beginning of year	31,020	24,583	13,328

Cash and cash equivalents at end of year	$7,360	$31,020	$24,583

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$6,273	$1,697	$1,048
Cash paid for income taxes	$5,213	$1,177	$952

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposit in other assets applied to capital expenditures	$250	$—	$—
Property and equipment purchased with capital leases	$37	$1,400	$—
Equipment purchased with long-term debt	$—	$108	$—

See accompanying notes to consolidated and combined financial statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2015, 2014 and 2013
Note 1. Description of Business and Basis of Presentation

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or our”), is a Florida agribusiness and land management company. We own approximately 121,000 acres of land throughout Florida inclusive of approximately 90,000 acres of mineral rights. We manage our land based upon its primary usage and review its performance based upon two primary classifications - Citrus Groves and Ranch and Conservation. Our principal lines of business are citrus groves and related support operations. In addition, we operate an Agricultural Supply Chain Management business that is not tied directly to our land holdings and Other Operations that include a citrus nursery, a leasing mine and oil extraction rights to third parties. We present our financial results based upon our five business segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and the Improved Farmland segment is no longer material to our business.

Common Control Acquisition between the Company and 734 Citrus Holdings, LLC

Effective February 28, 2015, the Company completed the merger (“Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned 20.11%. Silver Nip Citrus entities include 734 Harvest, LLC, 734 Co-op Groves, LLC, 734 LMC Groves, LLC and 734 BLP Groves, LLC.

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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus' outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets with a book value of $65,739,000 and total net assets of $18,470,000. The shares of common stock issued were recorded at the carrying amount of the net assets transferred. The closing price of the Company's common stock on February 27, 2015 was $45.67.

In September 2015, the former holders of membership interests (the "Members") in Silver Nip Citrus received an additional 115,782 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received to date by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves following the conclusion of the 2014-2015 citrus harvest season. The Members will receive additional Company common shares based on any additional proceeds received by the Company subsequent to September 2015 related to the 2014-2015 harvest season.

Basis of Presentation

The Company has prepared the accompanying financial statements on a consolidated and combined basis. These accompanying Consolidated and Combined Financial Statements, which are referred to herein as the “Financial Statements”, have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the fiscal years ended September 30, 2015, 2014 and 2013. All intercompany transactions and account balances between the consolidated and combined businesses have been eliminated.

Combined Financial Statements

As the Company and Silver Nip Citrus were under common control at the time of the Merger, we are required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interests method of accounting. Under this method of accounting, our Consolidated and Combined Balance Sheets as of September 30, 2015 and 2014 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Silver Nip Citrus’ fiscal year end is June 30. The Company’s financial condition as of September 30, 2015 and 2014 includes the financial condition of Silver Nip Citrus as of June 30, 2015 and 2014, and the Company’s results of operations for the fiscal year ended September 30, 2015 include the Silver Nip Citrus’ results of operations for the fiscal year ended June 30, 2015. The Company’s results of operations for the fiscal year ended September 30, 2014 includes Silver Nip Citrus’ results of operations from November 19, 2013 (the initial date of common control) through June 30, 2014.

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and the accounts of all the subsidiaries in which a controlling interest is held by the Company. The Financial Statements represent the Consolidated and Combined Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Changes in Equity and Statements of Cash Flows of Alico, Inc. and its subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC (formerly “Bowen Brothers Fruit Company, LLC”), Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and Citree Holdings 1, LLC. The Company considers the criteria established under the Financial Accounting Standards Board - Accounting Standards CodificationTM (“FASB ASC”) 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the accompanying Financial Statements, the disclosure of contingent assets and liabilities in the Financial Statements and the accompanying Notes, and the reported amounts of revenues and expenses and cash flows during the periods presented. Actual results could differ from those estimates based upon future events. The Company evaluates estimates on an ongoing basis. The estimates are based on current and expected economic conditions, historical experience, the experience and judgment of the Company’s management and various other specific assumptions that the Company believes to be reasonable. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

For the fiscal year ended September 30, 2014, the Company recognized a $6,000,000 gain on settlement of contingent consideration arrangement, recorded in other income, net, in the accompanying Consolidated and Combined Statement of Operations and Comprehensive Income for the fiscal year ended September 30, 2014. The contingent consideration arrangement relates to a Silver Nip Citrus asset purchase agreement. In fiscal year 2014, the Company estimated that no portion of the liability was expected to be earned or paid out in the future, resulting in the gain on settlement in fiscal year 2014.

 Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $64,000 for the year ended September 30, 2015, of which 51% is attributable to Alico.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on working capital, net income, equity or cash flows as previously reported.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications – Citrus Groves and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include leasing mines and oil extraction rights to third parties.  The Company presents its financial results and the related discussions based upon these five segments (Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations).  In the fourth quarter of fiscal year 2013, the Company changed its internal operations to align with the way it manages its business operations. As a result, the Company has realigned its financial reporting segments to match its internal operations.

References to U.S. GAAP in this Annual Report on Form 10-K are to the Financial Accounting Standards Board (“FASB”), Accounting Standards CodificationTM , (the “Codification” or “ASC”).

Note 2. Summary of Significant Accounting Policies

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in FASB ASC No. 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with FASB ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair value of assets and liabilities.

Revenue Recognition

Revenues from agricultural crops are recognized at the time the crop is harvested and delivered to the customer. Receivables from crops sold are recorded for the estimated proceeds to be received from the customer on a quarterly basis, management reviews the reasonableness of the revenues accrued based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant information regarding the specific markets becomes available. Differences between the estimates and the final realization of revenues can be significant and can be either an increase or decrease to reported revenues. During the periods presented in this report, no material adjustments were made to the reported revenues of the Company’s crops.

Alico recognizes revenues from cattle sales at the time the cattle are delivered.

Alico Fruit Company, LLC ("AFC") operations primarily consist of providing supply chain management services to Alico, as well as to other citrus growers and processors in the state of Florida. AFC also purchases and resells citrus fruit; in these transactions, AFC (i) acts as a principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Therefore, AFC recognizes revenues based on the gross amounts due from customers for its marketing activities. Supply chain management services revenues are recognized when the services are performed.

 Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2015, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Accounts receivable

Accounts receivable from customers are generated from revenues based on the sale of citrus, cattle, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on the aging of accounts receivable. The estimate, evaluated monthly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The allowance for doubtful accounts is charged to general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income. As of September 30, 2015 and 2014, allowances for doubtful accounts were approximately $8,300 and $26,000, respectively.

The following table presents accounts receivable, net for fiscal years ended September 30, 2015, and 2014:

(in thousands)	September 30,
	2015	2014
Accounts receivable	$4,260	$8,467
Allowance for doubtful accounts	(8)	(26)
Accounts receivable, net	$4,252	$8,441

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts of our debt approximate fair value due to the transactions are with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for obligations with similar terms and maturities (see Note 12, “ Fair Value Measurements”).

 Concentrations

Revenues and accounts receivable from the Company’s major customers as of September 30, 2015 and 2014 and for the fiscal years ended September 30, 2015, 2014 and 2013, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2015	2014	2015	2014	2013	2015	2014	2013
USSC	$—	$2,962	$—	$19,633	$21,056	—%	18.9%	20.7%
Florida Orange Marketers, Inc.	$—	$—	$—	$23,826	$15,689	—%	22.9%	15.4%
Citrosuco North America, Inc.	$—	$—	$3,870	$804	$11,092	2.5%	0.8%	10.9%
Louis Dreyfus	$—	$—	$22,460	$24,135	$26,246	14.7%	23.2%	25.8%
Cutrale Citrus Juice	$—	$—	$23,556	$3,984	$6,300	15.4%	3.8%	6.2%
Minute Maid	$—	$—	$57,484	$—	$—	37.5%	—%	—%
Tropicana	$1,019	$4,042	$21,925	$16,433	$—	14.3%	15.8%	—%

The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.

Real Estate

In recognizing revenues from land sales, the Company applies specific revenue recognition criteria, in accordance with U.S. GAAP, to determine when land sales revenues can be recorded. For example, in order to fully recognize a gain resulting from a real estate transaction, the sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold and any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold. When these criteria are not met, the Company recognizes a gain proportionate to collections utilizing either the installment method or deposit method as appropriate.

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed when the crops are harvested and are recorded in citrus groves management and improved farmland management operating expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1 through the balance sheet date (see Note 6, “Inventories”).

Property and Equipment

Property and equipment which includes amounts under capitalized leases, are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance and repairs are expensed when incurred. Costs related to the development of citrus groves through planting of trees are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

The breeding herd consists of purchased animals and animals raised on the Company’s ranches. Purchased animals are stated at the cost of acquisition. The cost of animals raised on the ranch is based on the accumulated cost of developing such animals for productive use.

Real estate costs incurred for the acquisition, development and construction of real estate projects are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful lives of the depreciable assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over their estimated useful lives if the lease transfers ownership or contains a bargain purchase option, otherwise the term of the lease.

The estimated useful lives for property and equipment are primarily as follows:

Citrus trees	25 years
Equipment and other facilities	3-20 years
Buildings and improvements	40 years
Breeding herd	6-7 years

Changes in circumstances, such as technological advances or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where we determine that the useful life of property and equipment should be shortened, we would depreciate the asset over its revised estimated remaining useful life, thereby increasing depreciation expense (see Note 7, “Property and Equipment, Net”).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets over the remaining lives of the assets are less than the carrying amounts of those assets. The net carrying values of assets not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2015 and 2014, long-lived assets were comprised of property and equipment. The Company recorded an impairment loss of approximately $541,000 on property classified as assets held for sale as of September 30, 2015 (see Note 7, “Property and Equipment, Net”).

 Other Non-Current Assets

Other non-current assets primarily include investments owned in agricultural cooperatives, cash surrender value on life insurance and equity investment in affiliate (Magnolia). Investments in stock related to agricultural cooperatives are carried at cost. The Company utilized a cooperative to harvest its sugarcane. The cooperatives require members to acquire stock ownership as a condition for the use of its services. Due to the Company’s cessation from it sugarcane operations, the Company expects the return of the stock value in fiscal year 2016.

Income Taxes

The Company complies with the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. As of September 30, 2015 and 2014, the Company did not record a valuation allowance on deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Earnings per Share

Basic earnings per share for our common stock is calculated by dividing net income attributable to Alico common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares of common stock issuable under equity-based compensation plans in accordance with the treasury stock method, or any other type of securities convertible into common stock, except where the inclusion of such common shares would have an anti-dilutive effect.

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Weighted Average Common Shares Outstanding - Basic	8,056	7,336	7,313
Unvested Restricted Stock Awards	5	18	44
Weighted Average Common Shares Outstanding - Diluted	8,061	7,354	7,357

There were no employee stock options granted for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. For the fiscal years ended September 30, 2015, 2014 and 2013, there were no anti-dilutive equity awards or convertible securities that were excluded from the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from shares held in treasury. The Company measures the cost of employee services on the grant date fair value of the equity award.

The cost is recognized over the period during which the employee is required to provide services in exchange for the equity award (usually the vesting period).

Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to an additional 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015.

The adoption of the 2015 Plan supersedes the 2013 Incentive Equity Plan (“2013 Plan”), which had been in place since April 2013. In fiscal year 2015, the Company awarded 12,500 restricted shares of the Company’s common stock (“Restricted Stock”) to two senior executives under the 2015 Plan at a weighted average fair value of $49.49 per common share, vesting over a five year period.

The 2013 Plan was approved by the Company’s stockholders in February 2013. Under the terms of the 2013 Plan, 350,000 shares of the Company’s common stock were to be awarded to recipients in the form of restricted stock units or stock options. Common shares issued pursuant to awards under the 2013 Plan, if any, were outstanding shares of common stock which have been repurchased by the Company.

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

Total stock-based compensation expense for the three years ended September 30, 2015 in other operations and general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Stock compensation expense:
Executives	$55	$195	$81
Board of Directors	762	1,061	842
Members	309	405	—
Total stock compensation expense	$1,126	$1,661	$923

Stock-based compensation expense is recognized in operating expenses and general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income.

All shares of restricted common stock awarded under the Long-Term Incentive Program, awarded by the Company in May 2011, vested automatically upon the acquisition of a controlling interest in the Company by 734 Investors, LLC in November 2013. As a result, the Company issued 152,403 shares of treasury stock in January 2014, before withholdings for income taxes. The Company recognized $195,000 of stock-based compensation related to the acceleration of vesting of the restricted stock during fiscal year 2014. In December 2013, the Company determined that it would repurchase half of the gross shares awarded to Named Executive Officers other than the CEO, totaling 58,610 common shares immediately upon their issuance for the purpose of retaining treasury shares for future issuance.

There were no employee stock options granted in fiscal years 2015, 2014 or 2013, respectively.

Equity Method Investments and Variable Interest Entities

The Company evaluates the method of accounting for investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Investments not qualifying for consolidation are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the balance sheet and as a non-operating item in the income statement.

In May 2010, the Company invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the state of Florida on properties which have property tax delinquencies. Revenues are recognized by Magnolia when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Expenses include an acquisition fee of 1%, interest expense, a monthly management fee and other administrative costs. The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter and is included in other non-current assets in the Consolidated and Combined Balance Sheets. Based on the September 30, 2015 unaudited internal financial statements of Magnolia, the Company recognized net investment income of approximately $57,000 for the fiscal year ended September 30, 2015. The Company recognized net investment income of approximately $163,000 and $658,000 for the fiscal years ended September 30, 2014 and 2013, respectively. Net investment income is included in Interest and investment, net in the Consolidated and Combined Statements of Operations and Comprehensive Income. Magnolia made certain distributions during the fiscal years ended September 30, 2015, 2014 and 2013; the Company’s share of those distributions was approximately $675,000, $3,814,000 and $1,179,000, respectively.

Recent Accounting Pronouncements Include:

Title and reference	Prescribed Effective Date	Commentary
ASU No. 2105-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2105-16 requires that (i) an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this guidance are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this guidance are not expected to have a significant impact on our Financial Statements upon adoption.

ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.	Effective upon issuance
In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15). In ASU 2015 -15, the SEC adds guidance to Subtopic 835-30 pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. According to the SEC, the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance in ASU 2015-15 is effective upon issuance. The guidance in ASU 2015-15 and ASU 2015-03 are not expected to have a significant impact on our Financial Statements upon adoption.

ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date.	Effective upon issuance
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 effectively defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606), by one year for all entities. In May 2014, the FASB issued ASU 2014-09 with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. ASU 2015-14 is effective upon issuance. ASU 2015-14 is not expected to have a significant impact on our Financial Statements.

Accounting Standard Update (“ASU”) No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and are not expected to have a significant impact on our Financial Statements upon adoption.

ASU No. 2015-03, “Interest - Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.	Fiscal years beginning after December 15, 2015, and interim periods within those fiscal years
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-.03"). ASU 2015-03 changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other Assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our results of operations or cash flows.

ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.	Interim and fiscal periods beginning after December 15, 2015.
In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715). ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. The Company's fiscal year end is September 30 and the Company has a defined retirement plan. This guidance is not expected to have any impact on our financial position, results of operations or cash flows.

ASU No. 2015-02, "Consolidation" (Topic 810): Amendments to the Consolidation Process.	Annual periods, and interim periods within those annual periods, beginning after December 15, 2015.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation" (Topic 810): Amendments to the Consolidation Process ("ASU 2015-02") . ASU 2015-02 amends the consolidation analysis for limited partnerships and other variable interest entities ("VIEs"). This guidance, which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, is not expected to have a significant impact on our Financial Statements upon adoption.

ASU No. 2015-01, Income Statement - “Extraordinary and Unusual Items” (Subtopic 225-20): Simplifying the Income Statement Presentation by Eliminating the Concept of Extraordinary Items.	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.
In January 2015,the FASB issued ASU No. 2015-01, Income Statement - “Extraordinary and Unusual Items” (Subtopic 225-20): Simplifying the Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-.01"). ASU 2015-.01 eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied prospectively or retrospectively and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This guidance is not expected to have a material impact on our financial statements upon adoption.

ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We will adopt this guidance on January 1, 2017 and do not expect it to have a material impact on our Financial Statements upon adoption.

ASU No. 2014-12, “Compensation - Stock Compensation”(Topic 718):Accounting for Share-based Payments.	Annual and interim periods within the annual period beginning after December 15, 2015.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation”(Topic 718):Accounting for Share-based Payments ("ASU 2014-12"). ASU 2014-12 provides guidance that impacts the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual and interim periods within the annual period beginning after December 15, 2015. We do not currently have share-based payment awards that fall within the scope of this guidance and therefore do not anticipate an impact on our Financial Statements upon adoption.

Note 3. Acquisitions and Dispositions

Acquisition of Orange-Co

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree. The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and approximately $4,838,000 in fair value attributable to noncontrolling interest in Citree, including: (i)$147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term loan debt; (ii) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (iii) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000 and (iv) the assumption of certain other liabilities totaling $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration. The standby letter of credit will expire on December 1, 2015, and at this time the Company will deposit a new standby letter of credit for $3,750,000 to fund the remaining cash consideration.

The Company acquired Orange-Co to transform our citrus business and meaningfully enhance the Company’s position in the citrus industry. The Company has included the financial results of Orange-Co in the Financial Statements from the date of acquisition. These results include approximately $72,600,000 in revenue and $17,900,000 in gross profit.

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

On the acquisition date, the initial accounting for the business combination was not complete and the total assets acquired and liabilities assumed were based on preliminary information and were subject to adjustment as new information was obtained. As a result of refinements to the preliminary purchase price allocation, an adjustment to the fair value of total assets acquired resulted in an increase of approximately $1,000,000 during the fiscal year ended September 30, 2015.

For the fiscal year ended September 30, 2015, the Company incurred approximately $3,078,000 in professional and legal costs in connection with the Orange-Co acquisition. These costs are included in general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income.

The following table summarizes the final allocation of the acquisition cost to the assets acquired and liabilities assumed at the date of acquisition, based on their estimated fair values:

Asset acquisition
(in thousands)
Amount
Assets:
Accounts receivable	$888
Other current assets	845
Inventories	35,562
Property and equipment
Citrus Trees	164,123
Land	63,395
Equipment and other facilities	13,431
Goodwill	2,246
Other assets	2,140
Total assets, net of cash acquired	$282,630

Liabilities:
Accounts payable and accrued liabilities	$4,205
Debt	500
Contingent consideration	7,500
Total liabilities assumed	$12,205

Assets acquired less liabilities assumed	$270,425

Less: fair value attributable to noncontrolling interest	(4,838)

Total purchase consideration	$265,587

Cash proceeds from sugarcane disposition	$97,126
Working capital line of credit	27,857
Term loans	140,604

Total purchase consideration	$265,587

The unaudited pro-forma information below for the fiscal years ended September 30, 2015 and 2014 gives effect to this acquisition as if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(in thousands except per share amounts)	Fiscal Year Ended September 30,
	2015	2014
	(unaudited)

Revenues	$153,648	$175,400
Income from operations	$19,044	$35,981
Net income attributable to Alico Inc. common stockholders	$15,305	$22,444
Basic earnings per common share	$1.90	$3.06
Diluted earnings per common share	$1.90	$3.05

Acquisition of Citrus Grove - Crossing Grove
On August 8, 2014, the Company and Premiere Agricultural Properties, LLC entered into a Purchase and Sale Agreement pursuant to which the Company purchased all of the assets on a 1,241 acre citrus grove (867 net tree acres) in DeSoto County, Florida for a purchase price of approximately $16,517,000 (the "Crossing Grove Transaction"). The transaction was closed on September 23, 2014. The purchase price was funded from the Company’s cash and $5,300,000 in funds from a 2014 like-kind exchange transaction in Polk County pursuant to Internal Revenue Code Section 1031. We acquired the citrus acres to increase the size of our citrus groves which we believe strengthens our market position.

The assets acquired in the acquisition were recorded in the quarter ended September 30, 2014. The results of operations have been included in our Consolidated and Combined Statements of Operations and Comprehensive Income since September 23, 2014, the date of closing. Pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s Consolidated and Combined Statements of Operations and Comprehensive Income and are not presented.

Assets acquired in the acquisition are as follows:

(in thousands)	Amount

Inventories	$1,148
Property and Equipment:
Citrus Trees	9,633
Land	3,902
Equipment and other facilities	1,834
Total cash paid	$16,517

Acquisition of Citrus Grove - TRB

In September 2014, Silver Nip Citrus and TRB Groves, LLC (“TRB”) entered into a Purchase and Sale Agreement pursuant to which Silver Nip Citrus purchased all of TRB’s assets on a 1,500 acre citrus grove in Charlotte County, Florida for a purchase price of approximately $17,130,000. The assets purchased included land and fruit inventory as well as irrigation and other equipment. The purchase price was funded from Silver Nip Citrus’ cash and additional financing of $11,000,000 (see Note 5, “Debt”) in fixed rate term loans. The citrus grove acres were purchased to increase the size of the Silver Nip Citrus’ citrus groves to strengthen their market position.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, Silver Nip Citrus recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The excess of the fair value over the purchase price of assets acquired, net of liabilities assumed, is recognized as a gain on bargain purchase of $1,145,300 and is included in Other income (expense), net in the Consolidated and Combined Statements of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.

For the fiscal year ended June 30, 2015, Silver Nip Citrus incurred approximately $525,000 in professional and legal costs in connection with the TRB acquisition. These costs are included in general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.

The following table summarizes the consideration paid for the acquired net assets and the acquisition accounting for the fair values of the assets acquired and liabilities assumed in the accompanying Consolidated and Combined Balance Sheets as of the acquisition date.

The results of operations have been included in our consolidated financial statements since September 4, 2014, the date of the closing. Pro-forma operating results, as if Silver Nip Citrus had completed the TRB acquisition at the beginning of the periods presented, are not significant to our Financial Statements and are not presented.

Assets acquired and liabilities assumed in the TRB acquisition are as follows:

(in thousands)
Amount
Assets:
Prepaid expenses	$90
Inventories	2,155
Property and equipment:
Citrus trees	10,009
Land and land improvements	5,007
Equipment and other facilities	1,038
Total assets	$18,299

Liabilities:	$41

Assets acquired less liabilities assumed	$18,258

Sugarcane Land

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global”) for approximately $97,900,000 in cash. We had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”). The USSC Lease was assigned to Global in conjunction with the land sale.
Net cash proceeds from the sugarcane land sale of approximately $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like-kind exchange pursuant to Internal Revenue Code Section 1031.
The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of approximately $13,613,000 was recognized on the sale and is recognized in Other income (expense) in the Consolidated and Combined Statements of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.
On May 1, 2015, the Company made a payment of $1,347,000 to Global pursuant to the sales contract. USSC’s rent is tied to the market price of sugar, and this payment is required annually in advance, to supplement the rent paid by USSC in the event that the sugar prices are below certain thresholds. Approximately $843,000 of this payment is included in prepaid expenses and other current assets in the Consolidated and Combined Balance Sheet as of September 30, 2015 and the Company has recognized $607,000 in interest expense and $17,300 of the deferred gain for the fiscal year ended September 30, 2015.
As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane operations and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business, however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above.

Note 4. Common Control Acquisition

The Company completed the Merger with Silver Nip Citrus on February 28, 2015 (see Note 1, “Description of Business and Basis of Presentation”). Silver Nip Citrus owns approximately 7,400 acres of land, consisting primarily of citrus groves, in six Florida counties (Polk, Hardee, Osceola, Martin, Highlands and Collier). Substantially all of its revenues derive from citrus operations. As the Company and Silver Nip Citrus were under common control at the time of the Merger, we have combined the results of operations of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.
The Company’s financial condition as of September 30, 2015 and 2014 includes the financial condition of Silver Nip Citrus as of June 30, 2015 and 2014, and the Company’s results of operations for the fiscal year ended September 30, 2015 includes the Silver Nip Citrus results of operations for the fiscal year ended June 30, 2015. The Company’s results of operations for the fiscal year ended September 30, 2014 includes Silver Nip Citrus’ results of operations from November 19, 2013 (the initial date of common control) through June 30, 2014.

Separate results for the Company and Silver Nip Citrus for the fiscal years ended September 30, 2015 and 2014 were as follows:

(in thousands except per share amounts)
	Fiscal Year Ended September 30, 2015			Fiscal Year Ended September 30, 2014
		Silver Nip			Silver Nip
	Alico	Citrus	Total	Alico	Citrus	Total

Operating revenue	$131,722	$21,397	$153,119	$88,680	$15,303	$103,983
Gross profit	$31,212	$4,741	$35,953	$18,297	$2,945	$21,242
Income from operations	$15,653	$3,406	$19,059	$7,856	$2,058	$9,914
Net income	$10,438	$5,295	$15,733	$8,050	$983	$9,033

Earnings per common share:
Basic	$1.30	$0.66	$1.96	$1.10	$0.13	$1.23
Diluted	$1.30	$0.66	$1.96	$1.09	$0.13	$1.23

Note 5. Debt

(in thousands)
	September 30,
	2015	2014
Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125,000,000: the loans bear interest at the rate of 4.15% per annum as of September 30,2015. The loans are collateralized by real estate and mature in November 2029.	$111,563	$—
Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amounts of $57,500,000: the variable interest rate was approximately 1.80% per annum as of September 30, 2015. The loans are collateralized by real estate and mature in November 2029.	55,344	—
Metropolitan Life Insurance Company term loan: the loan bears interest at the rate of 5.30% per annum as of September 30, 2015. A final advance of $2,500,000 is scheduled for March 1, 2016 subject to certain performance conditions. The interest rate is subject to adjustment on the date of the final advance. The loan is collateralized by real estate and matures in February 2029.	2,500	—
Rabo Agrifinance, Inc. variable rate term loan. The loan was refinanced on December 3, 2014.	—	34,000
Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35% per annum as of June 30, 2015. The loans are collateralized by real estate and mature in June 2033.	25,640	27,550
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85% per annum as of June 30, 2015. The loan is collateralized by real estate and matures in September 2021.	5,390	—
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45% per annum as of June 30, 2015. The loan is collateralized by real estate and matures in September 2039.	5,390	—
Note payable to a financing company collateralized by equipment and maturing in December 2016.	54	90
	205,881	61,640
Less current portion	4,511	3,196
Long-term debt	$201,370	$58,444

(in thousands)
	September 30,
	2015	2014
Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25,000,000 line bears interest at a variable rate which was 1.80% per annum as of September 30, 2015. The line is collateralized by real estate and matures in November 2019.	$—	$—
Rabo Agrifinance, Inc. working capital line of credit: this $70,000,000 line bears interest at a variable rate which was 1.95% per annum as of September 30, 2015. The line is collateralized by personal property and matures in November 2016. Availability under the line was $52,500,000 of September 30, 2015.	—	—
Rabo Agrifinance, Inc. revolving line of credit which was a $60,000,000 line. The loan was refinanced on December 3, 2014.	—	—
Prudential Mortgage Capital Company, LLC revolving line of credit which was a $6,000,000 line that was paid in full and closed on April 28, 2015.	—	3,160
Lines of Credit	$—	$3,160

Future maturities of debt as of September 30, 2015 are as follows:

(in thousands)

Due within one year	$4,511
Due between one and two years	8,243
Due between two and three years	10,800
Due between three and four years	10,900
Due between four and five years	10,963
Due beyond five years	160,464

Total future maturities	$205,881

Debt Refinancing

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with the Orange-Co acquisition (see Note 3 “Acquisitions and Dispositions”). The new credit facilities initially included $125,000,000 in fixed interest rate term loans, $57,500,000 in variable interest rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The new term loans and RLOC are secured by approximately 39,300 gross acres of citrus groves and 14,000 gross acres of farmland. The WCLC is secured by the Company’s current assets and certain other personal property owned by the Company.
The new term loans are subject to quarterly principal payments of $2,281,250 and mature November 1, 2029. The fixed rate term loans bear interest at 4.15% per annum, and the variable rate term loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter until maturity. Interest on the term loans is payable quarterly.
The interest rate on the variable rate term loan was 1.80% per annum as of September 30, 2015.  The loans are collateralized by certain real estate of the Company.
The Company may prepay up to $8,750,000 of the fixed rate term loan principal annually without penalty, and any such prepayments shall be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment has been made for the current fiscal year. The variable rate term loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.80% per annum as of September 30, 2015. The RLOC was available as of December 3, 2014 but has remained undrawn as of September 30, 2015.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR plus a spread. The spread is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.95% per annum as of September 30, 2015. The WCLC facility matures November 1, 2016. Availability under the line of credit was $52,501,500 as of September 30, 2015.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points.
The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2015, there was $17,498,500 in outstanding letters of credit which correspondingly reduced our availability under the line of credit. There was no outstanding balance on the WCLC as of September 30, 2015.

The Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs will be amortized to interest expense over the applicable terms of the loans. The unamortized balance of deferred financing costs related to the financing was approximately $2,543,000 which includes approximately $318,000 of fees related to the old RLOC (see below) at September 30, 2015.
The Company recognized a loss on extinguishment of debt of approximately $1,051,000 for the fiscal year ended September 30, 2015, related to the refinancing. The loss on extinguishment of debt is included in Other income (expense) in the Consolidated and Combined Statement of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.
The new credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2015, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan secured by real estate owned by Citree Holdings 1, LLC. This is a $5,000,000 credit facility that initially bore interest at 5.49%. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% at the time of the interim advance. The amendment extended the date of the final $2,500,000 advance from December 1, 2015 to March 1, 2016. The interest rate is subject to further adjustment at the time of the final advance. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $57,000 at September 30, 2015.

Debt Prior to Refinancing

Prior to the December 3, 2014 refinancing, the Company had a $33,500,000 term loan and a $60,000,000 revolving line of credit (“Old RLOC”) with Rabo.

     The variable rate term loan required quarterly payments of interest at a floating rate of one month LIBOR plus 225 basis points and quarterly principal payments of $500,000. The variable interest rate on this loan was 2.40% per annum as of September 30, 2014. The loan was secured by real estate and had a maturity date of October 2020. The term loan was refinanced in connection with the Orange-Co acquisition on December 3, 2014.
The Old RLOC had a variable interest rate based on one month LIBOR plus a spread. The spread was determined based upon our debt service coverage ratio for the preceding fiscal year and could vary from 195 to 295 basis points. The interest rate was LIBOR plus 195 basis points at the date of refinancing and as of September 30, 2014. Interest on the Old RLOC was payable quarterly. The Old RLOC was subject to a commitment fee of 20 basis points on the annual average unused availability. The Old RLOC had no outstanding balance at the date of refinancing or as of September 30, 2014.
The Company incurred debt financing costs of approximately $1,202,000 related to the Rabo variable rate term loan and Old RLOC. The debt financing costs were capitalized as deferred financing costs in fiscal year 2010, and were being amortized to interest expense over the term of the loan. The unamortized balance of deferred financing costs at the time of refinancing was approximately $697,000, of which approximately $379,000 was written-off and expensed as a loss on extinguishment of debt and approximately $318,000 will be amortized over the applicable terms of the new loans.
As of September 30, 2014, the Company was in compliance with the financial debt covenants and terms of the Rabo loan agreement.

 Silver Nip Citrus Debt

Silver Nip Citrus has various loans payable to Prudential Mortgage Capital Company, LLC (“Prudential”) as described below.

There are two fixed rate term loans with total outstanding balances of $25,640,000 and $27,550,000 as of June 30, 2015 and 2014, respectively. Principal of $290,000 is payable quarterly. Interest accrues at 5.35% per annum and is also payable quarterly. The Company may prepay up to $5,000,000 of principal without penalty. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. The loans are collateralized by real estate in Collier, Hardee, Hendry, Highlands, Martin, Osceola and Polk Counties, Florida.

Silver Nip Citrus entered into two fixed rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014 (see Note 3 “Acquisitions and Dispositions”). Each loan had an outstanding principal balance of $5,390,000 as of June 30, 2015. Principal of $55,000 per loan is payable quarterly together with accrued interest. One loan bears interest at 3.85% while the other bears interest at 3.45%. The note with an interest rate of 3.85% is subject to adjustment on September 1, 2019 and every year thereafter until maturity. Both loans are collateralized by real estate in Charlotte County, Florida.

Silver Nip Citrus had a $6,000,000 revolving line of credit with Prudential. This line of credit was paid in full and terminated on April 28, 2015. A loss on extinguishment of debt of approximately was $87,500 recognized when the loan was retired. The outstanding balance was $3,159,620 as of June 30, 2014.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $385,000 at September 30, 2015.

The Silver Nip Citrus facilities are subject to a financial debt covenant requiring a current ratio of at least 2.00 to 1.00 measured at the end of each fiscal year. Silver Nip Citrus was in compliance with this covenant as of June 30, 2015 and 2014, respectively.

The Silver Nip Citrus facilities are personally guaranteed by George Brokaw, Remy Trafelet and Clayton Wilson.

Modification of Credit Agreements

Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis. These advances would be funded from either cash on hand or draws on the Company’s WCLC, for cash management purposes.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

Interest costs expensed and capitalized were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Interest expense	$8,373	$1,925	$1,257
Interest capitalized	345	204	79
Total	$8,718	$2,129	$1,336
Note 6. Inventories

Inventories consist of the following at September 30, 2015 and 2014:

(in thousands)	September 30,
	2015	2014
Unharvested fruit crop on the trees	$49,337	$23,502
Beef cattle	1,612	1,022
Citrus tree nursery	2,854	489
Other	1,339	456
Total Inventories	$55,142	$25,469
The Company records its inventory at the lower of cost or net realizable value. For the years ended September 30, 2015, 2014 and 2013, the Company did not record any adjustments to reduce inventory to net realizable value.

Note 7. Property and Equipment, Net
Property and equipment, net consists of the following at September 30, 2015 and 2014:

(in thousands)	September 30,
	2015	2014
Citrus trees	$247,179	$69,952
Equipment and other facilities	56,498	55,799
Buildings and improvements	21,259	16,282
Breeding herd	11,924	11,558
Total depreciable properties	336,860	153,591
Less accumulated depreciation and depletion	(69,621)	(66,321)
Net depreciable properties	267,239	87,270
Land and land improvements	114,428	39,563
Net property and equipment	$381,667	$126,833
Land Sale
Certain Silver Nip Citrus land with a cost of approximately $2,832,000 was classified as held for sale as of June 30, 2014. The land was sold during fiscal year 2015, resulting in a gain on sale of assets of approximately $2,927,000 with net cash proceeds of approximately $5,759,000.

Asset Impairment

The Company recorded an impairment loss of approximately $541,000 during fiscal year 2015 on property classified as assets held for sale as of September 30, 2014. The Company entered into a sales contract on February 17, 2015, which triggered the impairment of the property based on the negotiated sales price. The property was sold on April 3, 2015 and the Company received approximately $1,509,000 in net cash proceeds.
Sugarcane Lease
On May 19, 2014, the Company entered into a triple net agricultural lease (the "Lease") with its sole sugarcane customer, USSC, for 19,181 acres of land planted or plantable to sugar in Hendry County, Florida. As a result of the Lease, the Company is no longer directly engaged in sugarcane farming. The lease was assigned to Global in connection with the Sugarcane land sale (see Note 3, "Acquisitions and Dispositions").
The lease provided for a one-time reimbursement to the Company, at book value, for certain of our costs to develop and plant sugarcane (Property and Equipment), cultivate and care take sugarcane (Inventory) and for the purchase of certain rolling stock (Property and Equipment) used in our sugarcane operation. We had a combined book value of approximately $11,100,000 in planting and caretaking costs and approximately $2,200,000 net book value for the rolling stock. After negotiation with USSC, we agreed to a one time reimbursement of approximately $8,800,000 in plant cane and caretaking costs and a sales price of approximately $2,200,000 for the rolling stock. Therefore, the Company recorded a one-time charge of approximately $2,300,000 in the fiscal year ended September 30, 2014 as an operating expense in the Improved Farmland segment. In addition, we also received the annual base rent payment of approximately $3,548,000 for a total payment of approximately $14,600,000 from USSC on July 1, 2014.
Polk County property sale
On July 1, 2014, the Company sold a 2,800 acre parcel of land in Polk County, Florida for $5,623,000. This parcel was surplus to our operations and was classified as held for sale. This sale was part of a like-kind exchange transaction that qualified for tax-deferral treatment in accordance with Internal Revenue Code Section 1031.
Sale of Easement
In fiscal year 2013, the Company closed a warranty easement deed with the United States Department of Agriculture ("USDA"), through its administering agency, The Natural Resources Conservation Service, granting a conservation easement on approximately 11,600 acres located in Hendry County, FL (the “Property”) for approximately $20,678,000. The easement agreement states the Property will be enrolled in perpetuity in the Wetlands Reserve Program designed to restore, protect and enhance the values of the wetlands and for the conservation of natural resources. The Company will retain title to the Property and the right to various recreational uses including hunting, fishing and leasing of such rights. Additionally, the Company reserves the right to subsurface resources including oil, gas, minerals and geothermal resources underlying the easement area and the right to water uses and water rights identified as reserved to us. As a result of the transaction, the Company recorded a gain of approximately $20,300,000 in its Statement of Operations and Comprehensive Income for the fiscal year ended September 30, 2013.
Note 8. Assets held for sale

There were no assets held for sale at September 30, 2015. At September 30, 2014 the assets held for sale were comprised of the following:

(in thousands)	September 30,
2014
Citrus, land and land improvements	$5,532
Sugarcane, land and land improvements	53,981
Assets held for sale	$59,513
Purchase and Sale Agreement

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global for approximately $97,900,000 in cash. We had previously leased these acres to USSC. The USSC Lease was assigned to Global in conjunction with the land sale.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business.

Our sugarcane land has been classified as assets held for sale as of September 30, 2014, however the sugarcane operation has not been classified as a discontinued operation due to the Company’s continuing involvement and continuing cash outflows in the operation pursuant to a Post-Closing Agreement in association with the Global land sale.

Note 9. Other Assets
Other Assets consist of the following at September 30, 2015 and 2014:

(in thousands)
	September 30, 2015		September 30, 2014
	Current	Non-Current	Current	Non-Current
Investments in agricultural cooperatives	$—	$846	$—	$1,106
Cash surrender value	—	722	—	695
Certificate of deposit	—	—	263	—
Equity investment in affiliate	—	817	—	1,435
Escrow deposit for capital expenditures	—	—	—	250
Guaranteed payments on sugarcane sale	843	—	—	—
Prepaid insurance	643	—	521	—
Other	352	617	485	406
Total other assets	$1,838	$3,002	$1,269	$3,892

Note 10. Accrued Liabilities
Accrued Liabilities consist of the following at September 30, 2015 and 2014:

(in thousands)	September 30,
	2015	2014

Ad valorem taxes	2,640	1,850
Accrued interest	1,155	397
Accrued employee wages and benefits	427	520
Inventory received but not invoiced	581	197
Accrued dividends	501	442
Current portion of pension obligations	342	342
Additional purchase price consideration	7,500	—
Other accrued liabilities	536	479
Total accrued liabilities	$13,682	$4,227

Note 11. Other Current Liabilities
Other current liabilities consist of the following at September 30, 2015 and 2014:

(in thousands)
	September 30,
	2015	2014
Deposits - Farm land leases	$397	$2,641
Deposits - Recreation land leases	541	572
Other	52	15
Total other current liabilities	$990	$3,228

Note 12. Fair Value Measurements

The Company complies with the provisions of ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses as of September 30, 2015 and 2014, approximate their fair value because of the immediate or short term maturity of these financial instruments. In the event that stated interest rates are below market, the Company discounts mortgage and notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations. The majority of our non-financial instruments, which include inventories and property and equipment, are not required to be carried at fair value on a recurring basis.
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

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to our assets as of September 30, 2015 and 2014.
We use third-party service providers to assist in the evaluation of investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.2% and 4.7% as of September 30, 2015 and 2014, respectively.
Note 13. Treasury Stock

In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015 and continuing through December 31, 2016. The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.
Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2015, 2014 and 2013:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2015	91,554	$43.83	467,549	$4,013
2014	118,792	$40.78	375,995	$4,844
2013	75,887	$38.14	257,203	$2,894

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost
Balance at September 30, 2012	23,235	$543
Purchased	75,887	2,894
Issued to Directors	(25,584)	(621)
Balance at September 30, 2013	73,538	2,816
Purchased	118,792	4,844
Issued to Employees and Directors	(176,564)	(7,010)
Balance at September 30, 2014	15,766	650
Purchased	91,554	4,013
Issued to Employees and Directors	(16,755)	(701)
Balance at September 30, 2015	90,565	$3,962

Note 14. Income Taxes
The provision for income tax for the years ended September 30, 2015, 2014 and 2013 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Current:
Federal income tax	$(1,348)	$4,035	$2,508
State income tax	(98)	543	459
Total current	(1,446)	4,578	2,967
Deferred:
Federal income tax	10,432	4,666	7,921
State income tax	1,919	645	1,141
Total deferred	12,351	5,311	9,062
Total provision for income taxes	$10,905	$9,889	$12,029
Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Tax at the statutory federal rate	$9,335	$6,623	$11,086
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,279	183	1,067
Federal impacts from IRS exam and tax return amendments	—	—	19
Permanent and other reconciling items, net	280	3,083	(143)
Other	11	—	—
Total provision for income taxes	$10,905	$9,889	$12,029
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2015 and 2014 are presented below:

(in thousands)	September 30,
	2015	2014
Deferred tax assets:
Deferred retirement benefits	$1,595	$1,619
Inventories	230	95
Prepaid lease	—	833
Alico-Agri, Ltd. outside basis differences	467	3,196
Goodwill	39,081	—
Deferred gain recognition	11,234	—
Capital loss carry forward	12,804	10,492
Net operating loss	7,141	2,345
Other	200	284
Total deferred tax assets	72,752	18,864

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	223	99
Property and equipment	93,849	26,901
Straight-line rent	—	43
Accrual-to-cash method	2,410	3,135
Prepaid insurance	256	166
Investment in Magnolia	299	415
Total deferred tax liabilities	97,037	30,759
Net deferred income tax liability	$(24,285)	$(11,895)

Deferred taxes are included in the accompanying consolidated balance sheets are as follows:

(in thousands)	September 30,
	2015	2014

Deferred tax liabilities, current	$151	$3,135
Deferred tax liabilities, non-current	24,134	8,760
Total deferred tax liabilities	$24,285	$11,895

The Company applies a “more likely than not” threshold to the recognition and non-recognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of September 30, 2015 and 2014, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and in the liability for uncertain tax positions.

Note 15. Segment Information

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

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications - Citrus Groves and Ranch and Conservation.  In addition, it operates an Agricultural Supply Chain Management business that is not tied directly to its land holdings and Other Operations that include a citrus nursery, leasing mines and oil extraction rights to third parties.

Total revenues represent sales to unaffiliated customers, as reported in the Consolidated and Combined Statements of Operations and Comprehensive Income. Intersegment sales and transfers are accounted by the Company as if the sales or transfers were to third parties at current market prices. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.  All intercompany transactions between the segments have been eliminated.

Information by business segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Revenues:
Citrus Groves	$139,700	$62,372	$43,689
Agricultural Supply Chain Management	6,439	12,376	28,412
Improved Farmland	901	20,429	21,917
Ranch and Conservation	5,394	8,172	6,755
Other Operations	685	634	888
Total revenues	153,119	103,983	101,661

Operating expenses:
Citrus Groves	104,081	42,571	31,533
Agricultural Supply Chain Management	6,193	12,317	27,949
Improved Farmland	1,089	21,356	16,202
Ranch and Conservation	4,808	6,123	3,798
Other Operations	995	374	505
Total operating expenses	117,166	82,741	79,987
Gross profit:
Citrus Groves	35,619	19,801	12,156
Agricultural Supply Chain Management	246	59	463
Improved Farmland	(188)	(927)	5,715
Ranch and Conservation	586	2,049	2,957
Other Operations	(310)	260	383
Total gross profit	$35,953	$21,242	$21,674

Capital expenditures:
Citrus Groves	$9,027	$7,597	$3,942
Agricultural Supply Chain Management	809	215	81
Improved Farmland	—	3,696	9,468
Ranch and Conservation	1,461	1,413	3,475
Other Operations	163	37	27
Other capital expenditures	488	285	1,931
Total capital expenditures	$11,948	$13,243	$18,924

Depreciation, depletion and amortization:
Citrus Groves	$12,245	$3,198	$2,114
Agricultural Supply Chain Management	384	164	169
Improved Farmland	—	3,320	5,131
Ranch and Conservation	1,092	1,330	1,250
Other Operations	646	743	347
Other depreciation, depletion and amortization	270	191	664
Total depreciation, depletion and amortization	$14,637	$8,946	$9,675

(in thousands)	September 30,
	2015	2014
Assets:
Citrus Groves	$389,963	$121,398
Agricultural Supply Chain Management	2,858	2,498
Improved Farmland	420	57,726
Ranch and Conservation	13,779	13,920
Other Operations	31,048	26,356
Other Corporate Assets	22,512	35,682
Total Assets	$460,580	$257,580

Inter-segment revenues were $10,593,000, $9,621,000 and $10,981,000 for the fiscal years ended September 30, 2015, 2014 and 2013 respectively.

Note 16. Employee Benefits Plans

Management Security Plan
The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP plan provides a fixed supplemental retirement benefit for 180 months certain. The MSP is frozen; no new participants are being added and no benefit increases are being granted. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.2% and 4.7% in fiscal years 2015 and 2014, respectively.
Actuarial gains or losses are recognized when incurred, therefore; the end of year benefit obligation is the same as the accrued benefit costs recognized in the Consolidated and Combined Balance Sheets.
The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2015	2014	2013
Service cost	$195	$195	$221
Interest cost	197	(23)	368
Recognized actuarial loss adjustment	231	—	—
Total	$623	$172	$589

The following provides a roll-forward of the MSP benefit obligation.

(in thousands)	September 30,
	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,198	$4,371
Service cost	195	195
Interest cost	197	(23)
Benefits paid	(345)	(345)
Recognized actuarial loss adjustment	231	—
Benefit obligation at end of year	$4,476	$4,198

Funded status at end of year	$(4,476)	$(4,198)

The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for each of the five succeeding years are approximately $367,000, $348,000, $365,000, $170,000 and $210,000 and for the five-year period thereafter an aggregate of $1,308,000.
The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of September 30, 2015, the Rabbi Trust had no assets, and no change of control had occurred.
Profit Sharing and 401(k)
The Company maintains a 401(k) employee savings plan for eligible employees, which provides for a 4% matching contribution on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $360,000, $192,000 and $157,000 for the fiscal years 2015, 2014 and 2013, respectively.
The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s contribution to the Profit Sharing Plan was $165,000, $165,000 and $210,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Note 17. Related Party Transactions
Change in Control Transaction
On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, completed the previously announced purchase from Alico Holding, LLC, a company wholly owned by Atlantic Blue Group, Inc. (“Atlanticblue”), of 3,725,457 shares of our common stock (the “Share Purchase”).
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
As a result, upon the consummation of the Share Purchase, 734 Agriculture and its affiliates, including 734 Investors, acquired the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s stockholders'.
Appointment of Directors; Resignation of Directors
With the Closing of the Share Purchase, the previously announced election of the following individuals to the Board of Directors became effective: Mr. George R. Brokaw, Member of 734 Agriculture; Remy W. Trafelet, Manager of 734 Agriculture; W. Andrew Krusen, Jr., Chairman and CEO of Dominion Financial Group; Benjamin D. Fishman, Managing Principal of Arlon Group; Henry R. Slack, former Chairman of the Board of Terra Industries, Inc. and Senior Partner of Quarterwatch, LLC; Clayton G. Wilson, former CEO of 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus and Chairman of the Board of Latt Maxcy Corporation; and R. Greg Eisner, Head of Strategy of Dubin & Company, LLC.
Ramon A. Rodriguez remained on the Board of Directors. In addition, Adam D. Compton, who previously resigned subject to and effective upon the Closing of the Share Purchase, was re-elected to the Board of Directors on November 22, 2013.
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

734 Investors and 734 Agriculture
On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired all of the approximately 51% of Alico’s common stock then owned by Atlanticblue. 734 Investors now beneficially owns, directly or indirectly, approximately 51% of the outstanding shares of the Company’s common stock and possesses the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s stockholders. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Investors and 734 Agriculture are able to elect all of the Directors and, consequently, control Alico. Messrs. Brokaw and Trafelet are the two controlling persons of 734 Agriculture.

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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled approximately $6,952,000. The Company acquired assets at with a book value of approximately $65,739,000 and total net assets of approximately $18,470,000. The shares issued were recorded at the carrying amount of the net assets transferred. The closing price of the Company's common stock on February 27, 2015 was $45.67.
In September 2015, the former holders of membership interests in Silver Nip Citrus (the "Members") received an additional 115,782 shares of the Company’s common stock pursuant to the Merger Agreement. The additional consideration was based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves following the conclusion of the 2014-2015 citrus harvest season. The Members will receive additional Company shares of common stock based on any additional proceeds received by the Company subsequent to September 2015 related to the 2014-2015 harvest season.
Atlanticblue
Prior to the Share Purchase transaction on November 19, 2013, Atlanticblue owned approximately 51% of Alico’s common stock. By virtue of its ownership percentage, Atlanticblue was able to elect all of the Directors and, consequently, control Alico. JD Alexander resigned March 31, 2012 as the President and Chief Executive Officer of Atlanticblue and did not stand for re-election as a Director at the June 2012 Atlanticblue shareholders meeting. In February 2010, JD Alexander was appointed Alico’s President and Chief Executive Officer, and he served on Alico’s Board of Directors. Robert J. Viguet, Jr., a former Alico Director, did not stand for re-election as a Director of Atlanticblue at its June 2012 stockholders meeting. Dykes Everett was elected to the Alico Board of Directors at Alico’s February 2013 shareholders meeting; he was nominated by Atlanticblue.
AFC marketed citrus fruit for TRI-County Grove, LLC at the customary terms and rates the Company extends to third parties. During the fiscal year ended September 30, 2013, AFC marketed 201,802 boxes of fruit, for approximately $1,907,000. AFC no longer provides marketing and/or purchases citrus fruit from TRI-County Grove, LLC, a wholly owned subsidiary of Atlanticblue.
JD Alexander
On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company will pay Mr. Alexander for such services and covenants $2,000,000 intwenty-four monthly installments. Mr. Alexander also agreed, in a separate side letter with the Company, not to sell or transfer the shares that were awarded pursuant to his Restricted Stock Award Agreement (other than to a family trust) for a period of two years after the Closing. Mr. Alexander also executed a general release in favor of the Company.
Ken Smith
On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer and as an employee of the Company. Mr. Smith’s resignation includes a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company’s business operations previously managed by Mr. Smith will now be managed by Clay Wilson, Chief Executive Officer of Alico. The Company does not expect to appoint an interim or ongoing Chief Operating Officer.
 W. Mark Humphrey
On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 during the period commencing on his resignation date and ending on the first anniversary of his resignation date. On June 1, 2015, the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”) whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $400,000. The agreement will expire in June 2016.
Other
Mr. Charles Palmer, who served as a member of the Board until his resignation became effective on November 19, 2013, leases approximately 2,300 acres from the Company for recreational purposes. He pays approximately $33,000 annually at the customary terms and rates the Company extends to third parties.

Note 18. Commitments and Contingencies
Operating Leases
The Company has obligations under various non-cancelable long-term operating leases for equipment. In addition, the Company has various obligations under other equipment leases of less than one year.
Total rent expense was approximately $649,000, $2,015,000, and $1,182,000 for the years ended September 30, 2015, 2014 and 2013, respectively.
The future minimum annual rental payments under non-cancelable operating leases are as follows:
(in thousands)

2016	$667
2017	659
2018	306
2019	4
Total	$1,636

Change in Control Agreements
The Company entered into Change in Control Agreements (“CIC Agreements”) with its executive officers and 22 other key employees (“CIC Recipients”) in the fiscal year 2014. The CIC Agreements provided for cash payments to CIC Recipients in the event of a change in control as defined in the CIC Agreements followed by the termination of a CIC Recipient within 18 months of the change in control. As of September 30, 2015, all CIC Agreements have expired.
Letters of Credit
The Company has outstanding standby letters of credit in the total amount of $17,498,500 and $254,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to secure its various contractual obligations.

Legal Proceedings

On March 11, 2015, a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip”), 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip, 734 Investors and 734 Agriculture in connection with the Acquisition of Silver Nip by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip stockholders, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

On July 17, 2015, the plaintiffs in the Stein and Dimon lawsuits filed a stipulation and proposed order consolidating their cases for all purposes under the caption, In re Alico, Inc. Shareholder Litigation, Master File No. 15-CA-000645 (the “Consolidated Action”) and seeking the appointment of a lead plaintiff and lead and liaison counsel. The court entered that proposed order on July 21, 2015.

On October 16, 2015, the lead plaintiff in the Consolidated Action reported to the court that the parties reached an agreement in principle to settle the Consolidated Action and other claims related to the Acquisition and that they are in the process of formally documenting their agreements. That process is ongoing and the settlement remains subject to final documentation and court approval following notice to the relevant Alico shareholders. Once the parties have completed the settlement documents, they will contact the court to schedule a hearing at which they will request the court to preliminarily approve the settlement and to set a final settlement hearing date.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party to or of which any of our property is subject to that we believe will have a material adverse effect on our business financial position or results of operations.

Note 19. Selected Quarterly Financial Data (unaudited)
Summarized quarterly financial data for the fiscal years ended September 30, 2015 and 2014 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2014	2013	2015	2014	2015	2014	2015	2014
Total operating revenue	$16,178	$14,989	$55,122	$40,642	$68,809	$33,875	$13,010	$14,477
Total operating expenses	13,082	12,418	45,043	30,669	48,994	29,282	10,047	10,372
Gross profit	3,096	2,571	10,079	9,973	19,815	4,593	2,963	4,105
General and administrative	5,913	3,561	3,381	1,834	3,638	2,339	3,962	3,594
Other (expense) income, net	14,311	(261)	(2,954)	(450)	(2,183)	(432)	(1,595)	10,151
Income (loss) before income taxes	11,494	(1,251)	3,744	7,689	13,994	1,822	(2,594)	10,662
Income tax expense (benefit)	3,763	(547)	950	2,992	6,227	791	(35)	6,653
Net income (loss)	$7,731	$(704)	$2,794	$4,697	$7,767	$1,031	$(2,559)	$4,009
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	31	—
Net income attributable to Alico Inc. common stockholders	$7,731	$(704)	$2,794	$4,697	$7,767	$1,031	$(2,528)	$4,009
Earnings per share:
Basic	$1.05	$(0.10)	$0.34	$0.64	$0.94	$0.14	$(0.30)	$0.55
Diluted	$1.05	$(0.10)	$0.34	$0.64	$0.94	$0.14	$(0.30)	$0.55

The operating results noted above, with the exception of the quarter ended December 31, 2013 includes the operating results of Silver Nip Citrus, as a result of the common control acquisition in February 2015.

Note 20. Subsequent Events
On December 1, 2015, we paid $3,750,000 of additional consideration on the Orange-Co acquisition as contemplated by the Orange-Co Purchase Agreement. Our $7,500,000 irrevocable letter of credit securing the payment of the additional consideration expired and was replaced with a new letter of credit in the amount of $3,750,000 securing the final payment due on June 1, 2016 subject to certain limitations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item  9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2015. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2016 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item  10. Directors, Executive Officers and Corporate Governance.
Information concerning our directors and nominees and other information as required by this item are hereby incorporated by reference from our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics is posed on our website www.alicoinc.com (at the Investor homepage under "Corporate Governance") and we intend to disclose on our website any amendments to, or waiver from, such code.

Item  11. Executive Compensation.
The information required by Item 11 regarding executive compensation is included under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

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

PART IV
Item  15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Financial Statements:
Our Consolidated and Combined Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:
Financial statement schedules are omitted as the required information is either inapplicable or the information is presented in our Consolidated and Combined Financial Statements or notes thereto.

(3)	Exhibits
The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibit Index.

Exhibit Number		Exhibit Index
2.1	***
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

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		Bylaws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 10-K, dated December 14, 2010)
3.6		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 4, 2007)
3.7		By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated November 21, 2008)
3.8		By-Laws of Alico, Inc. amended and restated (incorporated by reference to Alico’s filing on Form 8-K dated October 5, 2010)
3.9		By-Laws of Alico, Inc. , amended and restated (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
10.0		Material Contracts
10.1		Credit agreement with Rabobank Agri-Finance (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2010)
10.2	*
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

10.10		Purchase and Sale Agreement dated August 7, 2014 between Alico, Inc. and Terra Land Company
10.11		Fifth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 28, 2014
10.12		Sixth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 1, 2014

10.13	***
First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014)

10.14	***
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender. (Incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014)

10.15		Shared Services Agreement by and between Alico, Inc. and Trafelet Brokaw Capital Management, L.P. dated June 1, 2015
10.16
Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the "Prudential Loan Agreement")

10.17
Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.18
Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.19
Promissory Note C, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.20		First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement)
10.21
Promissory Note D, dated March 26, 2013, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.22
Loan Agreement, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC ("Loan E and F")

10.23
Promissory Note E, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.24
Promissory Note F, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.25		First Amendment to Loan Agreement, dated April 23, 2015 (Loan E and F)
10.26		Second Amendment to the Loan Agreement, dated September 4, 2014 (Prudential Loan Agreement)
10.27		Third Amendment to the Loan Agreement, dated April 23, 2015 (Prudential Loan Agreement)
10.28
Cancellation and Termination of Note D, dated April 23, 2015, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC

10.29		First Amendment to Credit Agreement and Consent with Rabo Agrifinance, Inc. dated February 26, 2015
10.36		Second Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 16, 2015
10.31		Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015
10.32		Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015
14.1		Code of Ethics (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)
14.2		Whistleblower Policy (incorporated by reference to Alico’s filing on Form 8-K dated February 24, 2009)
21.0
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

23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*	Denotes a management contract or compensatory plan, contract or arrangement.
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

ALICO, INC. (Registrant)

December 10, 2015	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 10, 2015	Director and Chief Executive Officer	:	/s/ Clayton G. Wilson
Clayton G. Wilson

December 10, 2015	Chief Financial Officer and Senior Vice President	:	/s/ John. E. Kiernan
John. E. Kiernan

December 10, 2015	Chairman of the Board, Director	:	/s/ Henry R. Slack
Henry R. Slack

December 10, 2015	Director	:	/s/ George R. Brokaw
George R. Brokaw

December 10, 2015	Director	:	/s/ R. Greg Eisner
R. Greg Eisner

December 10, 2015	Director	:	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 10, 2015	Director	:	/s/ W. Andrew Krusen
W. Andrew Krusen

December 10, 2015	Director	:	/s/ Remy W. Trafelet
Remy W. Trafelet