Form 10-Q
period 2015-12-31
ALICO INC
filed 2016-02-08
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑
There were 8,289,563 shares of common stock outstanding at January 31, 2016.

ALICO, INC.
FORM 10-Q
For the quarter ended December 31, 2015

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Combined Consolidated Financial Statements (Unaudited).

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2015	2014
Operating revenues:
Orange Co.	$19,295	$16,993
Conservation and Environmental Resources	1,007	836
Other Operations	302	1,241
Total operating revenues	20,604	19,070

Operating expenses:
Orange Co.	17,608	14,214
Conservation and Environmental Resources	1,560	745
Other Operations	70	839
Total operating expenses	19,238	15,798

Gross profit	1,366	3,272
General and administrative expenses	3,925	5,484

Loss from operations	(2,559)	(2,212)

Other (expense) income:
Interest expense	(2,503)	(1,378)
Gain on sale of real estate	142	13,497
Loss on extinguishment of debt	—	(947)
Other (expense) income, net	(174)	9
Total other (expense) income, net	(2,535)	11,181

(Loss) income before income taxes	(5,094)	8,969
(Benefit) provision for income taxes	(2,075)	3,763

Net (loss) income	(3,019)	5,206
Net loss attributable to noncontrolling interests	8	—
Net (loss) income attributable to Alico, Inc. common stockholders	$(3,011)	$5,206
Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Alico, Inc. common stockholders	$(3,011)	$5,206

Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$(0.36)	$0.71
Diluted	$(0.36)	$0.71
Weighted-average number of common shares outstanding:
Basic	8,303	7,367
Diluted	8,303	7,367

Cash dividends declared per common share	$0.06	$0.06
See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,276	$5,474
Accounts receivable, net	12,074	3,137
Inventories	61,017	58,273
Income tax receivable	4,163	2,088
Prepaid expenses and other current assets	1,530	1,791
Total current assets	82,060	70,763

Property and equipment, net	380,107	381,099
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	2,788	2,978
Other non current assets	1,781	3,002
Total assets	$468,982	$460,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,520	$4,407
Accrued liabilities	8,334	13,815
Long-term debt, current portion	4,511	4,511
Line of credit, current portion	132	—
Deferred tax liability, current portion	151	151
Obligations under capital leases, current portion	277	277
Other current liabilities	659	974
Total current liabilities	17,584	24,135

Long-term debt	198,270	200,970
Lines of credit	25,000	—
Deferred tax liability	24,087	24,134
Deferred gain on sale	29,112	29,122
Deferred retirement obligations	4,152	4,134
Obligations under capital leases	588	588
Total liabilities	298,793	283,083

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,277,147 and 8,325,580 shares outstanding at December 31, 2015 and September 30, 2015, respectively	8,416	8,416
Additional paid in capital	19,736	21,289
Treasury stock, at cost, 138,998 and 90,565 shares held at December 31, 2015 and September 30, 2015, respectively	(5,755)	(3,962)
Retained earnings	142,993	146,455
Total Alico stockholders' equity	165,390	172,198
Noncontrolling interest	4,799	4,807
Total stockholders' equity	170,189	177,005
Total liabilities and stockholders' equity	$468,982	$460,088
See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2015	2014

Net cash used in operating activities:	$(14,781)	$(16,446)

Cash flows from investing activities:
Acquisition of citrus businesses, net of cash acquired	—	(265,063)
Proceeds on sale of sugarcane land	—	97,151
Purchases of property and equipment	(2,988)	(1,808)
Other	140	361
Net cash used in investing activities	(2,848)	(169,359)

Cash flows from financing activities:
Proceeds from term loans	—	182,555
Repayments on revolving line of credit	—	(22,309)
Borrowings on revolving line of credit	24,986	36,319
Repayment of term loan	—	(34,000)
Principal payments on term loans	(2,699)	(290)
Contingent consideration paid	(3,750)	—
Treasury stock purchases	(2,602)	—
Financing costs	—	(2,834)
Dividends paid	(504)	(442)
Distributions to members	—	(458)
Net cash provided by financing activities	15,431	158,541

Net decrease in cash and cash equivalents	(2,198)	(27,264)
Cash and cash equivalents at beginning of year	5,474	31,130

Cash and cash equivalents at end of year	$3,276	$3,866

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$2,003	$351
Cash paid for income taxes	$—	$4,600

See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or our”), is a Florida agribusiness and land management company. We own approximately 121,000 acres of land throughout Florida inclusive of approximately 90,000 acres of mineral rights. We manage our land based upon its primary usage and review its performance based upon two primary classifications - Orange Co. and Conservation and Environmental Resources. We present our financial results based upon our three business segments (Orange Co., Conservation and Environmental Resources, and Other Operations).  As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and the Improved Farmland segment is no longer material to our business and has been included in Other Operations.

Basis of Presentation
The Company has prepared the accompanying financial statements on a condensed combined consolidated basis. These accompanying unaudited condensed combined consolidated interim financial statements, which are referred to herein as the “Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 10, 2015.
The Financial Statements presented in this Form 10-Q are unaudited; however, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2016. All intercompany transactions and account balances between the consolidated and combined businesses have been eliminated.

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
As the Company and Silver Nip Citrus were under common control at the time of the Merger, we are required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, our Condensed Combined Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Change in Fiscal Year of Subsidiary

Silver Nip Citrus’ fiscal year end was June 30, and their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of December 31, 2015 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of December 31, 2015 and September 30, 2015, respectively, and the Company’s results of operations for the three months ended December 31, 2015 and 2014 now includes the Silver Nip Citrus results of operations for the three months ended December 31, 2015 and 2014, respectively. The impact of this change was not material to the Condensed Combined Consolidated Financial Statements with an approximate $480,000 decrease in total assets and an approximate net loss of $594,000 for the transition period related to this change included in Stockholders' Equity at September 30, 2015.

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODMs assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of our sugarcane land in fiscal year 2015, we are no longer involved in sugarcane and the Improved Farmland segment is no longer material to our business and has been combined in Other Operations.  Effective October 1, 2015, the Company’s CODMs will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations. Disclosures related to the three months ended December 31, 2014 have been revised to be consistent with the current operating segment structure.

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and the accounts of all the subsidiaries in which a controlling interest is held by the Company. The Financial Statements represent the Condensed Combined Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows of Alico, Inc. and its subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC, Alico Fresh Fruit LLC and Citree Holdings 1, LLC. The Company considers the criteria established under FASB ASC 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $16,018 and $0 for the three months ended December 31, 2015 and 2014, of which 51% is attributable to the Company.

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
When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interest method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on working capital, net income, equity or cash flows as previously reported.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications – Orange Co. and Conservation and Environmental Resources.  Other Operations include leasing mines, oil extraction rights to third parties and leasing activity on our improved farmlands.  The Company presents its financial results and the related discussions based upon these three segments (Orange Co., Conservation and Environmental Resources and Other Operations).  In the first quarter of fiscal year 2016, the Company has realigned its financial reporting segments to match its internal operations.

References to U.S. GAAP in this Quarterly Report on Form 10-Q are to the Financial Accounting Standards Board, Accounting Standards Codification.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01. “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. We are currently evaluating the impact this guidance will have on our consolidated financial statements and it will become effective for us at the beginning of our first quarter of fiscal 2019.

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
Note 2. Inventories

Inventories consist of the following at December 31, 2015 and September 30, 2015:

(in thousands)	December 31,	September 30,
	2015	2015
Unharvested fruit crop on the trees	$54,433	$52,497
Beef cattle	1,780	1,612
Citrus tree nursery	2,511	2,854
Other	2,293	1,310
Total inventories	$61,017	$58,273
The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2015 and 2014 the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2015 and September 30, 2015:

(in thousands)	December 31,	September 30,
	2015	2015
Citrus trees	$248,408	$247,488
Equipment and other facilities	57,439	56,200
Buildings and improvements	21,262	21,259
Breeding herd	12,464	11,924
Total depreciable properties	339,573	336,871
Less accumulated depreciation and depletion	(73,959)	(70,200)
Net depreciable properties	265,614	266,671
Land and land improvements	114,493	114,428
Net property and equipment	$380,107	$381,099

Note 4. Acquisitions and Dispositions

Acquisition of Orange-Co

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”) pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree Holdings 1, LLC ("Citree"). The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and approximately $4,838,000 in fair value attributable to noncontrolling interest in Citree, including: (i) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term loan debt; (ii) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (iii) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000 and (iv) the assumption of certain other liabilities totaling approximately $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration. On December 1, 2015, we paid $3,750,000 of additional consideration on the Orange-Co acquisition as contemplated by the Orange-Co Purchase Agreement. Our $7,500,000 irrevocable letter of credit securing the payment of the additional consideration expired and was replaced with a new letter of credit in the amount of $3,750,000 securing the final payment due on June 1, 2016 subject to certain limitations.

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

For the three months ended December 31, 2014 the Company incurred approximately $2,579,000 in professional and legal costs in connection with the Orange-Co acquisition. These costs are included in general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.

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

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of approximately $13,613,000 was recognized on the sale and is recognized in Other income (expense) in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2014.

On May 1, 2015, the Company made a payment of $1,347,000 to Global pursuant to the sales contract. USSC’s lease is tied to the market price of sugar, and this payment is required annually in advance, to supplement the lease paid by USSC in the event that the sugar prices are below certain thresholds. Approximately $610,000 of this payment is included in prepaid expenses and other current assets in the Condensed Combined Consolidated Balance Sheet as of December 31, 2015 and the Company has recognized $364,029 in interest expense and $10,614 of the deferred gain for the three months ended December 31, 2015.

As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane operations and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business, however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above. Effective October 1, 2015, Improved Farmland is now included in the Other Operations reporting segment.
Note 5. Common Control Acquisition

The Company completed the Merger with Silver Nip Citrus on February 28, 2015 (see Note 1, “Basis of Presentation - Description of Business”). Silver Nip Citrus owns approximately 7,400 acres of land, consisting primarily of citrus groves, in seven Florida counties (Polk, Hardee, Osceola, Martin, Highlands, Charlotte and Collier). Substantially all of its revenues derive from citrus operations. As the Company and Silver Nip Citrus were under common control at the time of the Merger, we have combined the results of operations of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.
Separate results for the Company and Silver Nip Citrus for the three months ended December 31, 2014 are as follows:

(in thousands except per share amounts)
	Three Months Ended December 31, 2014
		Silver Nip
	Alico	Citrus	Total

Operating revenue	$16,158	$2,912	$19,070
Gross profit	$3,144	$128	$3,272
Loss from operations	$(2,286)	$74	$(2,212)
Net income	$5,775	$(569)	$5,206

Earnings per common share:
Basic	$0.78	$(0.08)	$0.71
Diluted	$0.78	$(0.08)	$0.71

Note 6. Long-Term Debt and Lines of Credit

	December 31,	September 30,
	2015	2015
	(in thousands)
Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125,000,000: the loans bear interest at the rate of 4.15% per annum as of December 31, 2015. The loans are collateralized by real estate and mature in November 2029.	$110,000	$111,563
Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amounts of $57,500,000: the variable interest rate was approximately 1.82% per annum as of December 31, 2015. The loans are collateralized by real estate and mature in November 2029.	54,625	55,344
Metropolitan Life Insurance Company term loan: the loan bears interest at the rate of 5.30% per annum as of December 31, 2015. A final advance of $2,500,000 is scheduled for March 1, 2016 subject to certain performance conditions. The interest rate is subject to adjustment on the date of the final advance. The loan is collateralized by real estate and matures in February 2029.	2,500	2,500
Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35% per annum as of December 31, 2015. The loans are collateralized by real estate and mature in June 2033.	25,060	25,350
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85% per annum as of December 31, 2015. The loan is collateralized by real estate and matures in September 2021.	5,280	5,335
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45% per annum as of December 31, 2015. The loan is collateralized by real estate and matures in September 2039.	5,280	5,335
Note payable to a financing company collateralized by equipment and maturing in December 2016.	36	54
	202,781	205,481
Less current portion	4,511	4,511
Long-term debt	$198,270	$200,970

	December 31,	September 30,
	2015	2015
	(in thousands)
Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25,000,000 line bears interest at a variable rate which was 1.82% per annum as of December 31, 2015. The line is collateralized by real estate and matures in November 2019.	$—	$—
Rabo Agrifinance, Inc. working capital line of credit: this $70,000,000 line bears interest at a variable rate which was 1.99% per annum as of December 31, 2015. The line is collateralized by current assets and certain personal property and matures in November 2016. Availability under the line was approximately $30,884,000 as of December 31, 2015.	25,132	—
Lines of Credit	$25,132	$—

Future maturities of debt and lines of credit as of December 31, 2015 are as follows:

(in thousands)

Due within one year	$4,643
Due between one and two years	8,225
Due between two and three years	10,825
Due between three and four years	35,925
Due between four and five years	10,975
Due beyond five years	157,320

Total future maturities	$227,913

Debt Refinancing

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with the Orange-Co acquisition (see Note 4 “Acquisitions and Dispositions”). The new credit facilities initially included $125,000,000 in fixed interest rate term loans, $57,500,000 in variable interest rate term loans and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

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
The interest rate on the variable rate term loans was 1.82% per annum as of December 31, 2015.  The loans are collateralized by certain real estate of the Company.
The Company may prepay up to $8,750,000 of the fixed rate term loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015 and remains available to reduce future mandatory principal payments when the Company elects to do so. The variable rate term loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.82% per annum as of December 31, 2015. The RLOC was available as of December 3, 2014 but has remained undrawn as of December 31, 2015.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR plus a spread. The spread is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.99% per annum as of December 31, 2015. The WCLC facility matures November 1, 2016. Availability under the line of credit was approximately $30,884,000 as of December 31, 2015.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on our debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points.
The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2015, there was approximately $13,984,000 in outstanding letters of credit which correspondingly reduced our availability under the line of credit. The outstanding balance on the WCLC was approximately $25,132,000 as of December 31, 2015. On January

19, 2016, $25,000,000 was transferred from the WCLC to the RLOC and has been classified as non-current at December 31, 2015 in accordance with FASB ASC 470-10, "Debt." The remaining $132,000 balance on the WCLC has been classified as a current liability at December 31, 2015.
The Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, will be amortized to interest expense over the applicable terms of the loans. The unamortized balance of deferred financing costs related to the financing was approximately $2,360,000 at December 31, 2015.
The Company recognized a loss on extinguishment of debt of approximately $947,000 related to the refinancing for the three months ended December 31, 2014. The loss on extinguishment of debt is included in Other income (expense) in the Condensed Combined Consolidated Statement of Operations and Comprehensive Income for the three months ended December 31, 2014.
The new credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $161,576,000 for the year ending September 30, 2016, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2015, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan secured by real estate owned by Citree. This is a $5,000,000 credit facility that initially bore interest at 5.49% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The amendment extended the date of the final $2,500,000 advance from December 1, 2015 to March 1, 2016. The interest rate is subject to further adjustment at the time of the final advance. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $56,131 at December 31, 2015.
Silver Nip Citrus Debt

Silver Nip Citrus has various loans payable to Prudential Mortgage Capital Company, LLC (“Prudential”) as described below.

There are two fixed rate term loans with an original combined balance of $27,550,000, bearing interest at 5.35% per annum. Principal of $290,000 is payable quarterly together with accrued interest. The Company may prepay up to $5,000,000 of principal without penalty. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. The loans are collateralized by real estate in Collier, Hardee, Highlands, Martin, Osceola and Polk Counties, Florida.

Silver Nip Citrus entered into two fixed rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly together with accrued interest. One loan bears interest at 3.85% per annum while the other bears interest at 3.45% per annum. The note with an interest rate of 3.85% per annum is subject to adjustment on September 1, 2019 and every year thereafter until maturity. Both loans are collateralized by real estate in Charlotte County, Florida.

Silver Nip Citrus had a $6,000,000 revolving line of credit with Prudential. This line of credit was paid in full and terminated on April 28, 2015.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $372,000 at December 31, 2015.

The Silver Nip Citrus facilities are subject to a financial debt covenant requiring a current ratio of at least 1.50 to 1.00 measured at the end of each fiscal year. Silver Nip Citrus was in compliance with this covenant as of June 30, 2015, the most recent measurement date.

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

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

Interest costs expensed and capitalized were as follows:

(in thousands)	Three months ended December 31, 2015
	2015	2014
Interest expense	$2,503	$1,378
Interest capitalized	43	53
Total	$2,546	$1,431

Note 7. Earnings Per Common Share
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
For the three months ended December 31, 2015 and 2014, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three months ended December 31,
	2015	2014

Net (loss) income attributable to Alico, Inc. common stockholders	$(3,011)	$5,206

Weighted average number of common shares outstanding - basic	8,303	7,367
Dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding - diluted	8,303	7,367

Net (loss) income per common shares attributable to Alico, Inc. common stockholders:
Basic	$(0.36)	$0.71
Diluted	$(0.36)	$0.71

The computation of diluted earnings per common share for the three months ended December 31, 2015 excludes the impact of the equity awards because they are anti-dilutive. Such awards are comprised of 12,500 shares awarded to the Chief Executive Officer and Chief Financial Officer during the fiscal year ended September 30, 2015.
Note 8. Segment Information
Segments
Operating segments are defined in ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which are evaluated regularly by the Company’s CODMs in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODMs assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of our sugarcane land in fiscal year 2015, we are no longer involved in sugarcane and the Improved

Farmland segment is no longer material to our business and has been combined in Other Operations. Effective October 1, 2015, the Company’s CODMs will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications - Orange Co. and Conservation and Environmental Resources.  In addition, Other Operations include leasing mines and oil extraction rights to third parties, as well as leasing improved farmland to third parties.

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
Information by business segment is as follows:

(in thousands)	Three Months Ended December 31,
	2015	2014
Revenues:
Orange Co.	$19,295	$16,993
Conservation and Environmental Resources	1,007	836
Other Operations	302	1,241
Total revenues	20,604	19,070

Operating expenses:
Orange Co.	17,608	14,214
Conservation and Environmental Resources	1,560	745
Other Operations	70	839
Total operating expenses	19,238	15,798

Gross profit:
Orange Co.	1,687	2,779
Conservation and Environmental Resources	(553)	91
Other Operations	232	402
Total gross profit	$1,366	$3,272

Depreciation, depletion and amortization:
Orange Co.	$3,357	$1,946
Conservation and Environmental Resources	232	243
Other Operations	106	128
Other Depreciation, Depletion and Amortization	313	667
Total depreciation, depletion and amortization	$4,008	$2,984

(in thousands)	December 31,	September 30,
	2015	2015
Assets:
Orange Co.	$421,505	$392,329
Conservation and Environmental Resources	13,776	13,779
Other Operations	21,189	31,468
Other Corporate Assets	12,512	22,512
Total Assets	$468,982	$460,088

Note 9. Stockholders' Equity
The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Stock Incentive Plan of 2015 (via restricted stock). Stock-based compensation expense for the Board of Director fees and Named Executive Officers was approximately $245,000 and $254,000 for the three months ended December 31, 2015 and 2014, respectively. Stock compensation expense is recognized in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.
In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015 and continuing through December 31, 2016. The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock purchases and issuances for the three months ended December 31, 2015:

(in thousands, except share amounts)
	Shares	Cost

Balance as of September 30, 2015	90,565	$3,962
Purchased	64,136	2,602
Issued to Directors	(15,703)	(809)

Balance as of December 31, 2015	138,998	$5,755

Note 10. Commitments and Contingencies
Letters of Credit
The Company has outstanding standby letters of credit in the total amount of approximately $13,984,000 and $17,498,500 at December 31, 2015 and September 30, 2015, respectively, to secure its various contractual obligations.

Legal Proceedings

On March 11, 2015, a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus, 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip Citrus, 734 Investors and 734 Agriculture in connection with the Acquisition of Silver Nip Citrus by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip Citrus, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip Citrus members, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

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
Note 11. Related Party Transactions
Silver Nip Citrus Merger Agreement

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
Through December 2015, the former holders of membership interests (the "Members") in Silver Nip Citrus earned an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received to date by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves following the conclusion of the 2014-2015 citrus harvest season. The Members will receive additional Company common shares based on any additional proceeds received by the Company subsequent to December 2015 related to the 2014-2015 harvest season.

For the three months ended December 31, 2014, the Company incurred approximately $492,000 in professional and legal costs in connection with the Merger. These costs are included in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2014.
JD Alexander
On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. The Company expensed approximately $167,000 and $250,000 under the Consulting and Non-Competition Agreement for the three months ended December 31, 2015 and 2014, respectively.
Ken Smith
On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company’s business operations previously managed by Mr. Smith are now managed by Clay Wilson, Chief Executive Officer of Alico. The Company expensed approximately $50,000 under the Consulting and Non-Competition Agreement for the three months ended December 31, 2015.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $88,000 under the Separation and Consulting Agreement for the three months ended December 31, 2015. On June 1, 2015, the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer and will continue to receive monthly payments under The Consulting Agreement through the first anniversary of his resignation date.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”) whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $400,000. The agreement will expire in June 2016. The Company expensed approximately $98,560 under the Shared Services Agreement for the three months ended December 31, 2015.
Note 12. Accrued Liabilities
Accrued Liabilities consist of the following at December 31, 2015 and 2014:

(in thousands)	December 31,	September 30,
	2015	2015

Ad valorem taxes	$163	$2,640
Accrued interest	1,247	1,155
Accrued employee wages and benefits	1,522	427
Inventory received but not invoiced	456	581
Accrued dividends	497	501
Current portion of deferred retirement obligations	342	342
Additional purchase price consideration	3,750	7,500
Other accrued liabilities	357	669
Total accrued liabilities	$8,334	$13,815

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated and Combined Financial Statements and related Notes thereto. Additional context can also be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission (“SEC”) on December 10, 2015.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from disease, insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the year ended September 30, 2015 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

We generate operating revenues primarily from the sale of our citrus products and cattle ranching operations. Effective October 1, 2015, we operate as three business segments and substantially all of our operating revenues are generated in the United States. During the three months ended December 31, 2015, we generated operating revenues of $20,604,000, loss from operations of $2,559,000, net loss of $3,011,000 and cash used in operations of $14,781,000.

Business Segments

Operating segments are defined in Financial Accounting Standards Board ("FASB") - Accounting Standards Codification ("ASC") ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODMs assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations.

Effective October 1, 2015, which is the first day of our fiscal year 2016, we operate three business segments related to our various land holdings, as follows:

•
Orange Co. includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit, as well as, to value-added services which include contracting for the harvesting, marketing and hauling of citrus.

•	Conservation and Environmental Resources includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•
Other Operations consists of activities related to rock mining royalties, oil exploration and other insignificant lines of business, and also includes activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of our sugarcane land in fiscal year 2015, we are no longer involved in sugarcane and the Improved Farmland segment is no longer material to our business and has been combined in Other Operations.

Change in Fiscal Year of Subsidiary

As Alico, Inc. ("Company") and Silver Nip Citrus were under common control at the time of the Merger, we are required under accounting principles generally accepted in the United States of America ("U.S. GAAP") to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, our Condensed Combined Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Silver Nip Citrus’ fiscal year end was June 30, and their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of December 31, 2015 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of December 31, 2015 and September 30, 2015, and the Company’s results of operations for the three months ended December 31, 2015 and 2014 now includes the Silver Nip Citrus’ results of operations for the three months ended December 31, 2015 and 2014. The impact of this change was not material to the Condensed Combined Consolidated Financial Statements with an approximate $480,000 decrease in total assets and an approximate net loss of $594,000 for the transition period related to this change included in Stockholders' Equity at September 30, 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed combined consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

See Note 1, "Basis of Presentation - Summary of Significant Accounting Policies," to the condensed combined consolidated financial statements in Item 1 of Part I of this 10-Q, for a detailed description of recent pronouncements.

Recent Developments

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

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s common stock. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control the Company.

734 Agriculture has control over both Silver Nip Citrus and the Company and therefore the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly-owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets with a book value of approximately $65,739,000 and total net assets of $18,470,000. The common shares issued were recorded at the carrying amount of the net assets transferred.

Through December 2015, the former holders of membership interests (the "Members") in Silver Nip Citrus earned an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received to date by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves following the conclusion of the 2014-2015 citrus harvest season. The Members will receive additional Company common shares based on any additional proceeds received by the Company subsequent to December 2015 related to the 2014-2015 harvest season.

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

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

Prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period business segments. These reclassifications had no impact on working capital, net income, or equity of cash flows as previously reported.

Condensed Combined Consolidated Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Condensed Combined Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014:

(in thousands)	Three Months Ended
	December 31,		Change
	2015	2014	$	%
Operating revenues:
Orange Co.	$19,295	$16,993	$2,302	13.5%
Conservation and Environmental Resources	1,007	836	171	20.5%
Other Operations	302	1,241	(939)	(75.7)%
Total operating revenues	20,604	19,070	1,534	8.0%

Gross profit:
Orange Co.	1,687	2,779	(1,092)	(39.3)%
Conservation and Environmental Resources	(553)	91	(644)	NM
Other Operations	232	402	(170)	(42.3)%
Total gross profit	1,366	3,272	(1,906)	(58.3)%

General and administrative expenses	3,925	5,484	(1,559)	(28.4)%
Loss from operations	(2,559)	(2,212)	(347)	15.7%
Total other (expense) income, net	(2,535)	11,181	(13,716)	(122.7)%
(Loss) income before income taxes	(5,094)	8,969	(14,063)	(156.8)%
(Benefit) provision for income taxes	(2,075)	3,763	(5,838)	(155.1)%
Net (loss) income	(3,019)	5,206	(8,225)	(158.0)%
Net loss attributable to noncontrolling interests	8	—	8	NM
Net (loss) income attributable to Alico, Inc. common stockholders	$(3,011)	$5,206	$(8,217)	(157.8)%

NM - Not meaningful

The following discussion provides an analysis of our business segments:
Orange Co.
The table below presents key operating measures for the three months ended December 31, 2015 and 2014:

(in thousands, except per box and per pound solids data)

	Three Months Ended
	December 31,		Change
	2015	2014	$	%
Operating Revenues:
Early and Mid-Season	$13,930	$14,377	$(447)	(3.1)%
Fresh Fruit	2,460	1,283	1,177	91.7%
Purchase and Resale of Fruit	1,327	920	407	44.2%
Other	1,578	413	1,165	282.1%
Total	$19,295	$16,993	$2,302	13.5%
Boxes Harvested:
Early and Mid-Season	1,311	1,363	(52)	(3.8)%
Total Processed	1,311	1,363	(52)	(3.8)%
Fresh Fruit	196	86	110	127.9%
Total	1,507	1,449	58	4.0%
Pound Solids Produced:
Early and Mid-Season	6,931	7,500	(569)	(7.6)%
Total	6,931	7,500	(569)	(7.6)%
Pound Solids per Box:
Early and Mid-Season	5.29	5.50	(0.21)	(3.8)%
Price per Pound Solids:
Early and Mid-Season	$2.01	$1.92	$0.09	4.7%
Price per Box:
Fresh Fruit	$12.55	$14.88	$(2.33)	(15.7)%
Operating Expenses:
Cost of Sales	$10,907	$9,008	$1,899	21.1%
Harvesting and Hauling	3,755	3,742	13	0.3%
Purchase and Resale of Fruit	1,257	907	350	38.6%
Other	1,689	557	1,132	203.2%
Total	$17,608	$14,214	$3,394	23.9%

We sell our Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. They generally buy their citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase their citrus on a per box basis. Purchase and resale of fruit relates to the buying of fruit from third parties and generally reselling this fruit to processors. These revenues and costs vary based on the number of boxes bought and sold. Other revenues consist of third party grove caretaking and the contracting for harvesting and hauling of citrus.

Our operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining our citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Other expenses include the period costs of third-party grove caretaking and the contracting for harvesting and hauling activities.

The increase in citrus grove revenues for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was primarily due to the harvesting of an additional 110,000 boxes of fresh fruit and an increase of 66,000 boxes in the resale of third party fruit. Additionally, the early and mid-season revenue decreased $447,000 due to fewer boxes harvested and fewer pound solids per box, offset by a $0.09 price per pound solid increase. The increase in other revenues relates to increased contract harvest and haul for a third party.

The USDA, in its January 12, 2016 Citrus Crop Forecast for the 2015/2016 harvest season, indicated that the Florida orange crop will decrease from 96,800,000 boxes for the 2014/2015 crop year to 69,000,000 boxes for the 2015/2016 crop year, a decrease of 28.7%. We have revised our 2016 production estimate and now expect our 2016 crop to be approximately 85% of our 2015 production. These declines are believed to be mainly driven by growing season fluctuations in production which may have been attributable to various factors, including changes in weather impacting bloom, horticultural practices and the effects of diseases and pests, including Citrus Greening. The industry and the Company are both experiencing premature fruit drop and smaller sized fruit. We continue to expect and have seen in our first quarter results that the forecasted 28.7% decrease in the size of the statewide crop will cause the price per pound solids for fiscal year 2016 to be above the price for fiscal year 2015.

The increase in cost of sales for the three ended December 31, 2015 relates to an increased cost per box sold of approximately 16%. While we expect our growing costs for fiscal year 2016 to remain in-line with fiscal year 2015, we are anticipating harvesting fewer boxes as discussed above and therefore the cost per box increase. Per box harvest and hauling costs for the three months ended December 31, 2015 were in-line with the three months ended December 31, 2014. The increase in other expenses relates to increased contract harvest and haul for a third party.

Conservation and Environmental Resources

The table below presents key operating measures for the three months ended December 31, 2015 and 2014:

(in thousands, except per pound data)
	Three Months Ended
	December 31,		Change
	2015	2014	$	%
Revenue From:
Sale of Calves	$782	$83	$699	NM
Sale of Culls	—	490	(490)	(100.0)%
Land Leasing	221	224	(3)	(1.3)%
Other	4	39	(35)	(89.7)%
Total	$1,007	$836	$171	20.5%
Pounds Sold:
Calves	483	38	445	NM
Culls	—	370	(370)	(100.0)%
Price Per Pound:
Calves	$1.62	$2.18	$(0.56)	(25.7)%
Culls	$—	$1.33	$(1.33)	(100.0)%
Operating Expenses:
Cost of Calves Sold	$602	$3	$599	NM
Cost of Culls Sold	—	199	(199)	(100.0)%
Land Leasing Expenses	44	56	(12)	(21.4)%
Water Conservation	914	487	427	87.7%
Total	$1,560	$745	$815	109.4%
NM - Not Meaningful

Ranch

The increase in revenues from the sale of calves for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 is due to the increase in pounds sold, partially offset by a decrease in price per pound. The increase in pounds sold in the current quarter was due to timing of calf sales as we held an additional 1,000 calves in inventory at September 30, 2015, which have historically been sold to market in the fourth quarter of the fiscal year. We sold 786 calves in the three months ended December 31, 2015. There were no culls sold in the three months ended December 31, 2015. The increase in gross profit for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 relates primarily to the increase in pounds sold, offset by no cull pounds sold in the first fiscal quarter of 2016.

Conservation

In December 2012, SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments. Operating expenses were approximately $914,000 and $487,000 for the three months ended December 31, 2015 and 2014, respectively.

Other Operations

The decrease in Other Operations revenues is a result of the sale of our sugarcane operations and the corresponding reduction in land lease revenues from our former lease with United States Sugar Corporation. Operating expenses for Other Operations decreased by approximately $800,000 as a result of the sale of our sugarcane operations.

General and Administrative

The decrease in corporate, general and administrative expenses for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 relates primarily to professional and legal costs associated with the acquisitions, dispositions and mergers during the first fiscal quarter of 2015 which totaled approximately $3,600,000. Additionally, in the three months ended December 31, 2015, we incurred approximately $1,400,000 in costs that were not incurred in the prior year same quarter. The costs included approximately $400,000 in legal costs related to shareholder litigation, $400,000 in write-off of an unsuccessful acquisition, $304,000 related to consulting and non-competition agreements, and bonuses awarded to certain executives for fiscal 2015 performance that were approved in the current quarter.

Other (Expense) Income, net

Other (expense) income, net for the three months ended December 31, 2015 is approximately $13,716,000 less than the same period of the prior year due to a gain of approximately $13,613,000 on sale of the sugarcane land in the first quarter of fiscal 2015, offset by an increase of approximately $1,125,000 in interest expense, due primarily to the term loan debt from the Orange-Co acquisition in place for a full quarter in fiscal 2016.

(Benefit) Provision for Income Taxes

Income tax benefit was approximately ($2,075,000) and income tax expense was approximately $3,763,000 for the three months ended December 31, 2015 and 2014, respectively. The Company’s effective income tax rates were 40.7% and 41.9% for the three months ended December 31, 2015 and 2014, respectively.

The Internal Revenue Service ("IRS") is currently auditing the Company’s tax return for the fiscal year ended September 30, 2013. Audits for fiscal years ended September 30, 2012 and 2011 have been finalized and our returns were accepted as filed.

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

Non-GAAP Financial Measures

The Company utilizes Adjusted Earnings before interest, tax, depreciation and amortization ("EBITDA") among other measures, to evaluate the performance of its business. Due to significant depreciable assets associated with the nature of our operations and, to a lesser extent, interest costs associated with our capital structure, management believes that Adjusted EBITDA, Adjusted Earnings per Diluted Common Share, Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share are important measures to evaluate our results of operations between periods on a more comparable basis and to help investors analyze underlying trends in our business, evaluate the performance of our business both on an absolute basis and relative to our peers and the broader market, provides useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and operational strength of our business and helps investors evaluate our ability to service our debt. Tax impacts are computed based on the effective rate for the three months ended December 31, 2015. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. The non-U.S. GAAP information provided is unique to the Company and may not be consistent with methodologies used by other companies. Adjusted Free Cash Flow is defined as cash provided by (used in) operations less capital expenditures adjusted for non-recurring transactions. The Company uses Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share to evaluate its business and this measure is considered an important indicator of the Company's liquidity, including its ability to reduce net debt, make strategic investments and pay dividends to common stockholders. An analysis of Adjusted Free Cash Flow and Adjusted Free Cash Flow per Common Share is provided below. Net income attributable to common stockholders is reconciled to Adjusted EBITDA and Adjusted Earnings per Diluted Common Share, as follows:

Adjusted EBITDA

(in thousands)
	Three Months Ended December 31,
	2015	2014

Net (loss) income attributable to common stockholders	$(3,011)	$5,206
Interest expense	2,503	1,378
(Benefit) provision for income taxes	(2,075)	3,763
Depreciation and amortization	4,008	2,984
EBITDA	1,425	13,331

Transaction costs	397	3,579
Loss on extinguishment of debt	—	947
Payments on consulting agreements	304	—
Litigation expenses related to shareholder lawsuit	400	—
Gains on sale of real estate	(142)	(13,497)

Adjusted EBITDA	$2,384	$4,360

Adjusted Earnings per Common Share

(in thousands)
	Three Months Ended December 31,
	2015	2014

Net (loss) income attributable to common stockholders	$(3,011)	$5,206
Loss on extinguishment of debt	—	947
Transaction costs	397	3,579
Litigation expenses related to shareholder lawsuit	400	—
Payments on consulting agreements	304	—
Gains on sale of real estate	(142)	(13,497)
Tax impact	(391)	3,764

Adjusted net loss	$(2,443)	$(1)

Diluted common shares	8,303	7,367

Adjusted Earnings per Diluted Common Share	$(0.29)	$—

Free Cash Flow

(in thousands)
	Three Months Ended December 31,
	2015	2014

Net cash used in operating activities	$(14,781)	$(16,446)
Adjustments for non-recurring items:
Transaction costs	397	3,579
Payments on consulting agreements	304	—
Litigation expenses related to shareholder lawsuit	400	—
Capital expenditures	(2,988)	(1,808)
Adjusted Free Cash Flow	$(16,668)	$(14,675)

Diluted common shares	8,303	7,367

Adjusted Free Cash Flow per Diluted Common Share	$(2.01)	$(1.99)

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2015	2015	Change
Cash and cash equivalents	$3,276	$5,474	(2,198)
Total current assets	$82,060	$70,763	11,297
Total current liabilities	$17,584	$24,135	(6,551)
Working capital	$64,476	$46,628	17,848
Total assets	$468,982	$460,088	8,894
Term loans and line of credit	$227,913	$205,481	22,432
Current ratio	4.67 to 1	2.93 to 1

We believe that a combination of our cash-on-hand, cash generated from operations and availability under our lines of credit will provide us with sufficient liquidity to service the principal and interest payments on our indebtedness, satisfy our working capital requirements and capital expenditures for at least the next twelve months and over the long term. We have a $70,000,000 working capital line of credit, of which approximately $30,884,000 is available for our general use as of December 31, 2015 and a $25,000,000 revolving line of credit all of which is available for our general use as of December 31, 2015 (see Note 6 “Long-Term Debt and Lines of Credit" to the accompanying Condensed Combined Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on our cash balances and we may need to finance such activities by drawing down monies under our lines of credit or obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact our ability to pursue different growth opportunities.

Net Cash Used In Operating Activities
The following table details the items contributing to Net Cash Used in Operating Activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended
(in thousands)	December 31,
	2015	2014	Change
Net (Loss) Income	$(3,011)	$5,206	$(8,217)
Depreciation and Amortization	4,008	2,984	1,024
Net (gain) loss on Sale of Property and Equipment	128	(13,701)	13,829
Other non-cash expenses	613	187	426
Change in working capital	(16,519)	(11,122)	(5,397)
Cash used in operating activities	$(14,781)	$(16,446)	$1,665

The factors contributing to the decrease in net income for the three months ended December 31, 2015, versus the same period of the prior year are discussed in “Condensed Combined Consolidated Statements of Comprehensive Income.” The gain on sale of property and equipment in the three months ended December 31, 2014 is due to the recognition of approximately $13,613,000 associated with the sugarcane land sale as discussed in Note 4. Acquisitions and Dispositions to the Condensed Combined Consolidated Financial Statements.

Due to the seasonal nature of our business, working capital requirements are typically greater in the first and fourth quarters of our fiscal year. Cash flows from operating activities typically improve in our second and third fiscal quarters as we harvest our citrus crops.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended
(in thousands)	December 31,
	2015	2014	Change
Capital expenditures:
Citrus nursery	$(41)	$(1,248)	$1,207
Citrus tree development	(1,529)	(117)	(1,412)
Breeding herd purchases	(620)	(164)	(456)
Rolling stock, equipment and other	(659)	(279)	(380)
Other	(139)	—	(139)
Total	$(2,988)	$(1,808)	$(1,180)

Acquisition of Citrus business	$—	$(265,063)	$265,063
Proceeds from sale of assets	—	97,151	(97,151)
Other	140	361	(221)
Cash used in investing activities	$(2,848)	$(169,359)	$166,511

The decrease in net cash used in investing activities for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was primarily due to (i) the acquisition of Orange-Co for approximately $265,063,000 in December 2014 utilizing proceeds from the disposition of our sugarcane land of approximately $97,126,000 via a tax deferred like kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 4. “Acquisitions and Dispositions" to the accompanying Condensed Combined Consolidated Financial Statements).

Net Cash Provided By Financing Activities

	Three Months Ended
(in thousands)	December 31,
	2015	2014	Change
Proceeds from term loans	$—	$182,555	$(182,555)
Repayments on revolving line of credit	$—	$(22,309)	$22,309
Borrowings on revolving line of credit	24,986	36,319	(11,333)
Repayment of term loan	—	(34,000)	34,000
Principal payments on term loans	(2,699)	(290)	(2,409)
Contingent consideration paid	(3,750)	—	(3,750)
Treasury stock purchases	$(2,602)	$—	$(2,602)
Financing costs	—	(2,834)	2,834
Dividends paid	$(504)	$(442)	$(62)
Distributions to members	—	(458)	458
Cash provided by financing activities	15,431	158,541	(143,110)

The decrease in net cash provided by financing activities for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was primarily due to (i) net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 6. “Long-term Debt and Lines of Credit” to the accompanying Condensed Combined Consolidated Financial Statements). The restructured credit facilities included $125,000,000 in fixed interest rate term loans and $57,500,000 in variable interest rate term loans. The proceeds of the new credit facilities were partially offset by the repayment of an existing $33,500,000 variable interest rate term loan.

We drew approximately $24,986,000 on our WCLC primarily to fund our working capital requirements and investing activities for the quarter ended December 31, 2015. The increase in term loan repayments for the quarter ended December 31, 2015 relates to the restructured long-term debt described above.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2015, there was approximately $13,984,000 in outstanding letters of credit which correspondingly reduced our availability under the line of credit. The outstanding balance on the WCLC was approximately $25,132,000 as of December 31, 2015. On January 19, 2016, $25,000,000 was transferred from the WCLC to the RLOC and has been classified as non-current at December 31, 2015 in accordance with FASB ASC 470-10, "Debt." The remaining $132,000 balance on the WCLC has been classified as a current liability at December 31, 2015.
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

Purchase Commitments

The Company, through its wholly owned subsidiary Alico Fruit Company, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements were approximately $3,709,495 as of December 31, 2015 for delivery in fiscal year 2016. All of these obligations are covered by sales agreements. The Company’s management currently believes that all committed purchase volume will be sold at cost or higher.

Contractual Obligations and Off Balance Sheet Arrangements
There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 10, 2015.
Item 4. Controls and Procedures.

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

During the first quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
On March 11, 2015, a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus, 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Acquisition and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip Citrus, 734 Investors and 734 Agriculture in connection with the Acquisition of Silver Nip Citrus by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip Citrus, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip Citrus members, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

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

Item 1A. Risk Factors.
There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 10, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the period.
In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 26, 2015 and continuing through December 31, 2016 (the "2015 Authorization"). The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
For the three months ended December 31, 2015, the Company had purchased 64,136 shares all in accordance with the 2015 Authorization and had available to purchase an additional 14,310 shares in accordance with the 2015 Authorization. The following table describes our purchases of our common stock during the three months ended through December 31, 2015.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased As Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
	Purchased	Per Share	Plans Or Programs	Plans or Programs

Month of October 2015	10,685	$41.40	—	67,761
Month of November 2015	24,613	$41.38	24,613	43,148
Month of December 2015	28,838	$39.59	28,838	14,310

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not Applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

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

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc. , amended and restated (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.0
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
**
In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

***
Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(b) (2) of Regulation S-K.  The Company will furnish supplemental copies of any such schedules or exhibits to the SEC upon request.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

February 8, 2016	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
President and Chief Executive Officer

February 8, 2016	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer