Form 10-Q
period 2016-03-31
ALICO INC
filed 2016-05-05
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
from____________________	to_________________________
Commission File Number: 0-261

Alico, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court, Suite 100, Fort Myers, FL (Address of principal executive offices)	33913 (Zip Code)
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

There were 8,309,128 shares of common stock outstanding at April 27, 2016.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2016 and 2015

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Combined Consolidated Financial Statements (Unaudited).

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Operating revenues:
Orange Co.	$70,982	$58,557	$90,277	$75,550
Conservation and Environmental Resources	644	309	1,651	1,145
Other Operations	263	1,146	565	2,387
Total operating revenues	71,889	60,012	92,493	79,082
Operating expenses:
Orange Co.	51,716	46,383	69,324	60,597
Conservation and Environmental Resources	581	623	2,141	1,368
Other Operations	77	1,330	147	2,169
Total operating expenses	52,374	48,336	71,612	64,134
Gross profit	19,515	11,676	20,881	14,948
General and administrative expenses	2,849	3,499	6,774	8,982
Income from operations	16,666	8,177	14,107	5,966
Other (expense) income:
Investment and interest income, net	—	—	—	2
Interest expense	(2,475)	(2,257)	(4,978)	(3,636)
Gain (loss) on sale of real estate	760	(27)	902	13,471
Loss on extinguishment of debt	—	(17)	—	(964)
Impairment of asset held for sale	—	(541)	—	(541)
Other (expense) income, net	(125)	18	(300)	25
Total other (expense) income, net	(1,840)	(2,824)	(4,376)	8,357
Income before income taxes	14,826	5,353	9,731	14,323
Provision for income taxes	6,102	1,127	4,027	4,890
Net income	8,724	4,226	5,704	9,433
Net loss attributable to noncontrolling interests	10	—	18	—
Net income attributable to Alico, Inc. common stockholders	8,734	4,226	5,722	9,433
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Alico, Inc. common stockholders	$8,734	$4,226	$5,722	$9,433
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$1.05	$0.51	$0.69	$1.21
Diluted	$1.05	$0.51	$0.69	$1.21
Weighted-average number of common shares outstanding:
Basic	8,286	8,272	8,294	7,815
Diluted	8,303	8,272	8,309	7,815
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,552	$5,474
Accounts receivable, net	24,766	3,137
Inventories	46,421	58,273
Income tax receivable	2,088	2,088
Prepaid expenses and other current assets	1,312	1,791
Total current assets	78,139	70,763

Property and equipment, net	379,100	381,099
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	2,598	2,978
Other non-current assets	1,769	3,002
Total assets	$463,852	$460,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,810	$4,407
Accrued liabilities	10,817	13,815
Long-term debt, current portion	4,511	4,511
Income taxes payable	4,027	—
Deferred tax liability, current portion	151	151
Obligations under capital leases, current portion	277	277
Other current liabilities	359	974
Total current liabilities	26,952	24,135

Long-term debt	195,589	200,970
Lines of credit	5,000	—
Deferred tax liability	25,581	25,628
Deferred gain on sale	28,432	29,122
Deferred retirement obligations	4,170	4,134
Obligations under capital leases	588	588
Total liabilities	286,312	284,577
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,302,063 and 8,325,580 shares outstanding at March 31, 2016 and September 30, 2015, respectively	8,416	8,416
Additional paid in capital	18,257	19,795
Treasury stock, at cost, 114,082 and 90,565 shares held at March 31, 2016 and September 30, 2015, respectively	(5,151)	(3,962)
Retained earnings	151,229	146,455
Total Alico stockholders' equity	172,751	170,704
Noncontrolling interest	4,789	4,807
Total stockholders' equity	177,540	175,511
Total liabilities and stockholders' equity	$463,852	$460,088
See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2016	2015

Net cash provided by (used in) operating activities:	$12,138	$(3,947)

Cash flows from investing activities:
Acquisition of citrus businesses, net of cash acquired	—	(264,586)
Proceeds on sale of sugarcane land	—	97,151
Purchases of property and equipment	(5,931)	(5,235)
Proceeds from disposals of property and equipment	—	620
Other	141	473
Net cash used in investing activities	(5,790)	(171,577)

Cash flows from financing activities:
Proceeds from term loans	—	182,500
Repayments on revolving line of credit	(45,132)	(49,942)
Borrowings on revolving line of credit	50,132	63,528
Repayment of term loan	—	(34,000)
Principal payments on term loans	(5,381)	(12,489)
Contingent consideration paid	(3,750)	—
Treasury stock purchases	(3,141)	(512)
Financing costs	—	(2,895)
Dividends paid	(998)	(885)
Net cash (used in) provided by financing activities	(8,270)	145,305

Net decrease in cash and cash equivalents	(1,922)	(30,219)
Cash and cash equivalents at beginning of the period	5,474	31,130

Cash and cash equivalents at end of the period	$3,552	$911

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$4,455	$2,421
Cash paid for income taxes	$47	$5,200

See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 121,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Orange Co. and Conservation and Environmental Resources. Financial results are presented based upon its three business segments (Orange Co., Conservation and Environmental Resources and Other Operations).

Basis of Presentation
The Company has prepared the accompanying financial statements on a condensed combined consolidated basis. These accompanying unaudited condensed combined consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and filed with the SEC on December 10, 2015.
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

As the Company and Silver Nip Citrus were under common control at the time of the Merger, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, Alico's Condensed Combined Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. The Company has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Correction of an Immaterial Error in Prior Periods

During the six months ended March 31, 2016, the Company identified a $1,494,000 error related to an understatement of income tax expense for the fiscal year ended September 30, 2014. As previously noted, the Company and Silver Nip Citrus were under common control at the time of the Merger and accordingly we retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013. Silver Nip Citrus had a September 30 year end for tax reporting purposes at the time of the Merger. The tax returns for the year ended September 30, 2014 and the short period ended February 28, 2015, date of the Merger, were prepared and filed in the second quarter of fiscal 2016. The Company reviewed the as filed tax returns in an effort to true-up the tax provision. During this review, the Company identified the error that impacts the Silver Nip Citrus financial condition and results of operations as of and for the period ended June 30, 2014.

In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from quantitative and qualitative perspectives. We concluded that the error was immaterial to the Company's prior period interim and annual consolidated and combined financial statements, and, accordingly no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company will adjust for this error by revising its fiscal 2014 financial statements, when presented in future filings, by increasing income tax expense and its long term deferred tax liability by $1,494,000. The Company recognized the cumulative effect of the error on periods prior to those presented herein by increasing long term deferred tax liability and reducing additional paid-in capital by $1,494,000 for the fiscal year ended September 30, 2015. The pre-merger net earnings of Silver Nip Citrus are classified as additional paid-in capital in the accompanying Condensed Combined Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015.

Change in Fiscal Year of Subsidiary

Silver Nip Citrus’ fiscal year end was previously June 30, and their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of March 31, 2016 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of March 31, 2016 and September 30, 2015, respectively, and the Company’s results of operations for the three and six months ended March 31, 2016 and 2015 now includes the Silver Nip Citrus results of operations for the three and six months ended March 31, 2016 and 2015, respectively. The impact of this change was not material to the Condensed Combined Consolidated Financial Statements with an approximate $493,000 decrease in total assets and an approximate net loss of $594,000 for the transition period related to this change included in Stockholders' Equity at October 1, 2015.

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of the Company's sugarcane land in fiscal year 2015, it is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to its business and has been combined in Other Operations. Effective October 1, 2015, the Company’s CODM will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations. Disclosures related to the three and six months ended March 31, 2015 have been revised to be consistent with the current operating segment structure.

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and the accounts of all the subsidiaries in which a controlling interest is held by the Company. The Financial Statements represent the Condensed Combined Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows of Alico, Inc. and its subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and subsidiaries, Alico Fresh Fruit LLC, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC. The Company considers the criteria established under FASB ASC 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $37,171 and $14,831 for the six months ended March 31, 2016 and 2015, of which 51% is attributable to the Company.

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
When Alico acquires a business from an entity under common control, whereby the companies are ultimately controlled by the same party, or parties, both before and after the transaction, it is treated similarly to the pooling of interest method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets, or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" (“ASU 2016-01”). This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments, whereby estimated fair value may be measured at cost, and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, and it will become effective for Alico at the beginning of its first quarter of fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)." This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, and it will become effective for Alico at the beginning of its first quarter of fiscal 2020.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendment clarifies the implementation guidance for principal versus agent considerations as contained in ASU No. 2014-09, Revenue from Contracts with Customers. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to a customer. ASU No. 2016-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of ASU No. 2016-08 is permitted but not before December 15, 2016. The Company is currently evaluating the impact of ASU No. 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is  currently evaluating the new guidance to determine the impact it may have its consolidated financial statements.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of its fiscal year generally produce the majority of its annual revenue, and working capital requirements are typically greater in the first and fourth quarters of the fiscal year. The results of the reported periods herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.
Note 2. Inventories

Inventories consist of the following at March 31, 2016 and September 30, 2015:

(in thousands)	March 31,	September 30,
	2016	2015
Unharvested fruit crop on the trees	$38,431	$52,497
Beef cattle	2,279	1,612
Citrus tree nursery	3,107	2,854
Other	2,604	1,310
Total inventories	$46,421	$58,273
The Company records its inventory at the lower of cost or net realizable value. For the three and six months ended March 31, 2016 and 2015 the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2016 and September 30, 2015:

(in thousands)	March 31,	September 30,
	2016	2015
Citrus trees	$249,188	$247,488
Equipment and other facilities	58,454	56,200
Buildings and improvements	21,391	21,259
Breeding herd	12,546	11,924
Total depreciable properties	341,579	336,871
Less accumulated depreciation and depletion	(77,672)	(70,200)
Net depreciable properties	263,907	266,671
Land and land improvements	115,193	114,428
Net property and equipment	$379,100	$381,099

Note 4. Acquisitions and Dispositions

Acquisition of Orange-Co

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”), including 51% of the ownership interests of Citree, pursuant to an Asset Purchase Agreement, which is referred to as the Orange-Co Purchase Agreement, dated as of December 1, 2014. The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and approximately $4,838,000 in fair value attributable to noncontrolling interest in Citree, including: (i) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term loan debt; (ii) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (iii) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000 and (iv) the assumption of certain other liabilities totaling approximately $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration. On December 1, 2015, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $7,500,000 irrevocable letter of credit securing the payment of the additional consideration was extended and modified to reflect the remaining amount of $3,750,000, securing the final payment due on June 1, 2016, subject to certain limitations. The final cash consideration payment is recorded in accrued liabilities in current liabilities in the Condensed Combined Consolidated Balance Sheet as of March 31, 2016.

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

On the acquisition date, the initial accounting for the business combination was not complete, and the total assets acquired and liabilities assumed were based on preliminary information and were subject to adjustment as new information was obtained. As a result of refinements to the preliminary purchase price allocation, an adjustment to the fair value of total assets acquired resulted in an increase of approximately $1,000,000 during the fiscal year ended September 30, 2015.

For the six months ended March 31, 2015 the Company incurred approximately $3,037,000 in professional and legal costs in connection with the Orange-Co acquisition. These costs are included in general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the final allocation of the acquisition cost to the assets acquired and liabilities assumed at the date of acquisition, based on their estimated fair values:

Asset acquisition
(in thousands)
Amount
Assets:
Accounts receivable	$888
Other current assets	845
Inventories	35,562
Property and equipment	—
Citrus Trees	164,123
Land	63,395
Equipment and other facilities	13,431
Goodwill	2,246
Other assets	2,140
Total assets, net of cash acquired	$282,630

Liabilities:
Accounts payable and accrued liabilities	$4,205
Debt	500
Contingent consideration	7,500
Total liabilities assumed	$12,205

Assets acquired less liabilities assumed	$270,425

Less: fair value attributable to noncontrolling interest	(4,838)

Total purchase consideration	$265,587

Cash proceeds from sugarcane disposition	$97,126
Working capital line of credit	27,857
Term loans	140,604

Total purchase consideration	$265,587

Sugarcane Land

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global”) for approximately $97,900,000 in cash. It had previously leased approximately 30,600 of these acres to United States Sugar Corporation (the “USSC Lease”). The USSC Lease was assigned to Global in conjunction with the land sale.

Net cash proceeds from the sugarcane land sale of approximately $97,126,000 were deposited with a Qualified Intermediary in anticipation of the Orange-Co asset acquisition in a tax deferred like-kind exchange, pursuant to Internal Revenue Code Section 1031.

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of approximately $13,613,000 was recognized on the sale and is recognized in Other income (expense) in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the six months ended March 31, 2015.

On May 1, 2015, the Company made a payment of $1,347,000 to Global pursuant to the sales contract. USSC’s lease is tied to the market price of sugar, and this payment is required annually in advance, to supplement the lease paid by USSC in the event that the sugar prices are below certain thresholds. Approximately $463,000 of this payment is included in prepaid expenses and other current assets in the Condensed Combined Consolidated Balance Sheet as of March 31, 2016, and the Company has recognized approximately $332,000 in interest expense and approximately $760,000 of the deferred gain for the three months ended March 31, 2016, and approximately $696,000 in interest expense and approximately $902,000 of the deferred gain for the six months ended March 31, 2016.

As a result of the disposition of its sugarcane land, the Company is no longer involved in sugarcane operations and, as of November 21, 2014, the Improved Farmland segment was no longer material to its business; however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above. Effective October 1, 2015, the Improved Farmland reporting segment is now included in the Other Operations reporting segment.
Note 5. Common Control Acquisition

The Company completed the Merger with Silver Nip Citrus on February 28, 2015 (see Note 1, “Basis of Presentation - Description of Business”). Silver Nip Citrus owns approximately 7,400 acres of land, consisting primarily of citrus groves, in seven Florida counties (Polk, Hardee, Osceola, Martin, Highlands, Charlotte and Collier). Substantially all of its revenues derive from citrus operations. As the Company and Silver Nip Citrus were under common control at the time of the Merger, the results of operations have been combined for the Company and Silver Nip Citrus from the date common control began, November 19, 2013.
Separate results for the Company and Silver Nip Citrus for the three and six months ended March 31, 2015 and are as follows:

(in thousands except per share amounts)
	Three months ended			Six months ended
	March 31, 2015			March 31, 2015
		Silver Nip			Silver Nip
	Alico	Citrus	Total	Alico	Citrus	Total

Operating revenue	$52,210	$7,802	$60,012	$68,368	$10,714	$79,082
Gross profit	$9,951	$1,725	$11,676	$13,095	$1,853	$14,948
Income from operations	$6,623	$1,554	$8,177	$4,339	$1,627	$5,966
Net income	$3,363	$863	$4,226	$9,139	$294	$9,433

Earnings per common share:
Basic	$0.41	$0.10	$0.51	$1.17	$0.04	$1.21
Diluted	$0.41	$0.10	$0.51	$1.17	$0.04	$1.21

Note 6. Long-Term Debt and Lines of Credit

	March 31,	September 30,
	2016	2015
	(in thousands)
Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125,000,000: the loans bear interest at the rate of 4.15% per annum. The loans are collateralized by real estate and mature in November 2029.	$108,438	$111,563
Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amounts of $57,500,000: the variable interest rate was approximately 2.12% per annum as of March 31, 2016. The loans are collateralized by real estate and mature in November 2029.	53,906	55,344
Metropolitan Life Insurance Company term loan: the loan bears interest at the rate of 5.30% per annum as of March 31, 2016. A final advance of $2,500,000 was made on April 27, 2016. The interest rate was adjusted to 5.28% on the date of the final advance. The loan is collateralized by real estate and matures in February 2029.	2,500	2,500
Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35% per annum. The loans are collateralized by real estate and mature in June 2033.	24,770	25,350
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85% per annum. The loan is collateralized by real estate and matures in September 2021.	5,225	5,335
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45% per annum as of March 31, 2016. The loan is collateralized by real estate and matures in September 2039.	5,225	5,335
Note payable to a financing company collateralized by equipment and maturing in December 2016.	36	54
	200,100	205,481
Less current portion	4,511	4,511
Long-term debt	$195,589	$200,970

	March 31,	September 30,
	2016	2015
	(in thousands)
Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25,000,000 line bears interest at a variable rate which was 2.12% per annum as of March 31, 2016. The line is collateralized by real estate and matures in November 2019. Availability under the line was $20,000,000 as of March 31, 2016.	$5,000	$—
Rabo Agrifinance, Inc. working capital line of credit: this $70,000,000 line bears interest at a variable rate which was 2.19% per annum as of March 31, 2016. The line is collateralized by current assets and certain personal property and matures in November 2016. Availability under the line was approximately $56,000,000 as of March 31, 2016.	—	—
Lines of Credit	$5,000	$—

Future maturities of debt and lines of credit as of March 31, 2016 are as follows:

(in thousands)

Due within one year	$4,511
Due between one and two years	8,250
Due between two and three years	10,825
Due between three and four years	15,925
Due between four and five years	10,975
Due beyond five years	154,614

Total future maturities	$205,100

Debt Refinancing

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with the Orange-Co acquisition (see Note 4 “Acquisitions and Dispositions”). The new credit facilities initially included $125,000,000 in fixed interest rate term loans, $57,500,000 in variable interest rate term loans, a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The new term loans and RLOC are secured by approximately 39,300 gross acres of citrus groves and 14,000 gross acres of farm and ranch land. The WCLC is secured by the Company’s current assets and certain other personal property owned by the Company.
The new term loans are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The fixed-rate term loans bear interest at 4.15% per annum, and the variable-rate term loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017, and every two years thereafter until maturity. Interest on the term loans is payable quarterly.
The interest rate on the variable rate term loans was 2.12% per annum as of March 31, 2016.
The Company may prepay up to $8,750,000 of the fixed-rate term loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015 and remains available to reduce future mandatory principal payments when the Company elects to do so. The variable- rate term loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017, and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.12% per annum as of March 31, 2016. Availability under the RLOC was $20,000,000 as of March 31, 2016.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.19% per annum as of March 31, 2016. The WCLC facility matures November 1, 2016. Availability under the WCLC was approximately $56,000,000 as of March 31, 2016.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on Alico's debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points.
The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2016, there was approximately $13,984,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit. There was no outstanding balance on the WCLC as of March 31, 2016.

The Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, will be amortized to interest expense over the applicable terms of the loans. The unamortized balance of deferred financing costs related to the financing was approximately $2,178,000 at March 31, 2016.
The Company recognized a loss on extinguishment of debt of approximately $964,000 related to the refinancing for the six months ended March 31, 2015. The loss on extinguishment of debt is included in Other income (expense) in the Condensed Combined Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2015.
The new credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $161,600,000 for the year ending September 30, 2016, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2016, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan secured by real estate owned by Citree. This is a $5,000,000 credit facility that initially bore interest at 5.49% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $55,000 at March 31, 2016.
Silver Nip Citrus Debt

Silver Nip Citrus has various loans payable to Prudential Mortgage Capital Company, LLC (“Prudential”) as described below.

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum. Principal of $290,000 is payable quarterly, together with accrued interest. The Company may prepay up to $5,000,000 of principal without penalty. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. The loans are collateralized by real estate in Collier, Hardee, Highlands, Martin, Osceola and Polk Counties, Florida.

Silver Nip Citrus entered into two fixed rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly, together with accrued interest. One loan bears interest at 3.85% per annum, while the other bears interest at 3.45% per annum. The note with an interest rate of 3.85% per annum is subject to adjustment on September 1, 2019, and every year thereafter until maturity. Both loans are collateralized by real estate in Charlotte County, Florida.

Silver Nip Citrus had a $6,000,000 revolving line of credit with Prudential. This line of credit was paid in full and terminated on April 28, 2015.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $365,000 at March 31, 2016.

The Silver Nip Citrus facilities are subject to a financial debt covenant requiring a current ratio of at least 1.50 to 1.00, measured at the end of each fiscal year. Silver Nip Citrus was in compliance with this covenant as of June 30, 2015, the most recent measurement date.

The Silver Nip Citrus facilities are personally guaranteed by George Brokaw, Remy Trafelet and Clayton Wilson.

Modification of Credit Agreements

During the six months ended March 31, 2015, Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest expense	$2,475	$2,257	$4,978	$3,636
Interest capitalized	38	159	81	212
Total	$2,513	$2,416	$5,059	$3,848

Note 7. Earnings Per Common Share
Basic earnings per share for Alico's common stock is calculated by dividing net income attributable to Alico, Inc. common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.
For the three and six months ended March 31, 2016 and 2015, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income attributable to Alico, Inc. common stockholders	$8,734	$4,226	$5,722	$9,433

Weighted average number of common shares outstanding - basic	8,286	8,272	8,294	7,815
Dilutive effect of equity awards	17	—	15	—
Weighted average number of common shares outstanding - diluted	8,303	8,272	8,309	7,815

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$1.05	$0.51	$0.69	$1.21
Diluted	$1.05	$0.51	$0.69	$1.21

Note 8. Segment Information
Segments
Operating segments are defined in ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available, and which are evaluated regularly by the Company’s CODM in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of its sugarcane land in fiscal year 2015, the Company is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to its business and has been combined in Other Operations. Effective October 1, 2015, the Company’s CODM will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations.

The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: Orange Co. and Conservation and Environmental Resources.  In addition, Other Operations include leasing mines and oil extraction rights to third parties, as well as leasing improved farmland to third parties.

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

Information by business segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Orange Co.	$70,982	$58,557	$90,277	$75,550
Conservation and Environmental Resources	644	309	1,651	1,145
Other Operations	263	1,146	565	2,387
Total revenues	71,889	60,012	92,493	79,082

Operating expenses:
Orange Co.	51,716	46,383	69,324	60,597
Conservation and Environmental Resources	581	623	2,141	1,368
Other Operations	77	1,330	147	2,169
Total operating expenses	52,374	48,336	71,612	64,134

Gross profit:
Orange Co.	19,266	12,174	20,953	14,953
Conservation and Environmental Resources	63	(314)	(490)	(223)
Other Operations	186	(184)	418	218
Total gross profit	$19,515	$11,676	$20,881	$14,948

Depreciation, depletion and amortization:
Orange Co.	$3,391	$3,152	$6,748	$5,098
Conservation and Environmental Resources	297	242	529	485
Other Operations	94	270	200	398
Other Depreciation, Depletion and Amortization	254	(159)	567	508
Total depreciation, depletion and amortization	$4,036	$3,505	$8,044	$6,489

(in thousands)	March 31,	September 30,
	2016	2015
Assets:
Orange Co.	$418,191	$392,329
Conservation and Environmental Resources	14,418	13,779
Other Operations	21,235	31,468
Other Corporate Assets	10,008	22,512
Total Assets	$463,852	$460,088

Note 9. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock). Stock-based compensation expense for the Board of Director fees and Named Executive Officers was approximately and $251,000 and $496,000 for the three and six months ended March 31, 2016, respectively, and $254,000 and $509,000 for the three and six months ended March 31, 2015, respectively. Stock compensation expense is recognized in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.

In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015, and continuing through December 31, 2016 (the "2015 Authorization"). The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined, subject to the provisions of SEC Rule 10b-18. For the six months ended March 31, 2016, the Company had purchased the 78,446 shares it had remaining under the 2015 Authorization.

The following table illustrates the Company’s treasury stock purchases and issuances for the six months ended March 31, 2016:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2015	90,565	$3,962
Purchased	78,446	3,141
Issued to Directors	(22,006)	(469)
Issued to former Silver Nip Citrus equity holders	(32,923)	(1,483)

Balance as of March 31, 2016	114,082	$5,151
In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). The stock repurchases will be made through open market transactions at times and in such amounts as the Company’s broker determine subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the six months ended March 31, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.

Note 10. Commitments and Contingencies
Letters of Credit
The Company has outstanding standby letters of credit in the total amount of approximately $13,984,000 and $17,498,500 at March 31, 2016 and September 30, 2015, respectively, to secure its various contractual obligations.

Legal Proceedings

On March 11, 2015 a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”) was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus, 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleges that Alico’s directors at the time of the Acquisition, 734 Investors, and 734 Agriculture, breached fiduciary duties to Alico stockholders in connection with the Acquisition, and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit seeks, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015 a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”) was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip Citrus, 734 Investors and 734 Agriculture, in connection with the Acquisition of Silver Nip Citrus by Alico. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors, unjust enrichment against three of the directors and aiding and abetting breach of fiduciary duty against Silver Nip Citrus, 734 investors and 734 Agriculture. The lawsuit seeks, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip Citrus members, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

On July 17, 2015 the plaintiffs in the Stein and Dimon lawsuits filed a stipulation and proposed order consolidating their cases for all purposes under the caption, In re Alico, Inc. Shareholder Litigation, Master File No. 15-CA-000645 (the “Consolidated Action”) and seeking the appointment of a lead plaintiff and lead and liaison counsel. The court entered that proposed order on July 21, 2015.

On October 16, 2015, the lead plaintiff in the Consolidated Action reported to the Court that the parties reached an agreement in principle to settle the Consolidated Action and other claims related to the Acquisition and that they were in the process of formally documenting their agreements. The proposed settlement contemplates that Alico will adopt certain changes to its corporate governance practices, policies and procedures concerning related party transactions, that the Consolidated Action will be dismissed and that all claims that were or could have been asserted challenging any aspect of the Acquisition will be released. On March 31, 2016, the parties entered into a Stipulation of Settlement.  The parties filed an Amended Stipulation of settlement with the Court on April 22, 2016.

On April 28, 2016, the Court entered an order preliminarily approving the settlement and providing for notice to relevant Alico shareholders.  The settlement remains subject to final judicial approval following notice to the relevant Alico shareholders and a settlement hearing at which the Court will consider the fairness, reasonableness and adequacy of the settlement. In connection with the proposed settlement, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses. There can be no assurance that the Court will approve the settlement.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party to or of which any of its property is subject to that it believes will have a material adverse effect on its business financial position or results of operations.
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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000, and other liabilities totaled approximately $6,952,000. The Company acquired assets at with a book value of approximately $65,739,000, and total net assets of approximately $18,470,000. The shares issued were recorded at the carrying amount of the net assets transferred. The closing price of the Company's common stock on February 27, 2015 was $45.67.
Through March 31, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for 2014-2015 citrus harvest season. The Members are not expected to receive any additional Company common shares related to the 2014-2015 harvest season.

For the six months ended March 31, 2015 the Company incurred approximately $811,000 in professional and legal costs in connection with the Merger. These costs are included in corporate, general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the six months ended March 31, 2015.

JD Alexander
On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. The Company expensed approximately $0 and $250,000 under the Consulting and Non-Competition Agreement for the three months ended March 31, 2016 and 2015, respectively, and expensed approximately $167,000 and $500,000 for the six months ended March 31, 2016 and 2015, respectively.
Ken Smith
On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company’s business operations previously managed by Mr. Smith are now managed by Clay Wilson, Chief Executive Officer of Alico. The Company expensed approximately $50,000 and $0 under the Consulting and Non-Competition Agreement for the three months ended March 31, 2016 and 2015, respectively, and approximately $100,000 and $0 for the six months ended March 31, 2016 and 2015, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $92,000 and $180,000 under the Separation and Consulting Agreement for the three and six months ended March 31, 2016. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer, and will continue to receive monthly payments under The Consulting Agreement through the first anniversary of his resignation date.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $400,000. The agreement will expire in June 2016. The Company expensed approximately $99,000 and $0 under the Shared Services Agreement for the three months ended March 31, 2016 and 2015, respectively, and approximately $198,000 and $0 for the six months ended March 31, 2016 and 2015, respectively.

Note 12. Accrued Liabilities
Accrued Liabilities consist of the following at March 31, 2016 and September 30, 2015:

(in thousands)	March 31,	September 30,
	2016	2015

Ad valorem taxes	$1,020	$2,640
Accrued interest	1,218	1,155
Accrued employee wages and benefits	240	427
Inventory received but not invoiced	2,909	581
Accrued dividends	498	501
Current portion of deferred retirement obligations	342	342
Additional purchase price consideration	3,750	7,500
Other accrued liabilities	840	669
Total accrued liabilities	$10,817	$13,815

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated and Combined Financial Statements and related Notes thereto. Additional context can also be found in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission (“SEC”) on December 10, 2015.

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

Business Overview

Business Description

Alico, Inc. ("Company") generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three business segments, and substantially all of its operating revenues are generated in the United States. During the three and six months ended March 31, 2016, Alico generated operating revenues of approximately $71,889,000 and $92,493,000, respectively, income from operations of approximately $16,666,000 and $14,107,000, respectively, and net income attributable to common stockholders of approximately $8,734,000 and $5,722,000, respectively. Cash provided by operations was approximately $12,138,000 during the six months ended March 31, 2016.

Business Segments

Operating segments are defined in Financial Accounting Standards Board ("FASB") - Accounting Standards Codification ("ASC") ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations.

Effective October 1, 2015, which is the first day of Alico's fiscal year 2016, the Company operates three business segments related to its various land holdings, as follows:

•
Orange Co. includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit, as well as, to value-added services, which include contracting for the harvesting, marketing and hauling of citrus.

•	Conservation and Environmental Resources includes activities related to cattle grazing, sod, native plant and animal sales, leasing, management and/or conservation of unimproved native pasture land.

•
Other Operations consists of activities related to rock mining royalties, oil exploration, and other insignificant lines of business, and also includes activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture, and which may have various improvements including irrigation, drainage and roads.

The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of its sugarcane land in fiscal year 2015, the Company is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to its business and has been combined in Other Operations.

Change in Fiscal Year of Subsidiary

As Alico, Inc. and Silver Nip Citrus were under common control at the time of the Merger, it is required under accounting principles generally accepted in the United States of America ("U.S. GAAP") to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Condensed Combined Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities, instead of reflecting the fair market value of the assets and liabilities. Alico has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Silver Nip Citrus’ fiscal year end was June 30, and their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of March 31, 2016 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of March 31, 2016 and September 30, 2015, and the Company’s results of operations for the three and six months ended March 31, 2016 and 2015 now includes the Silver Nip Citrus results of operations for the three and six months ended March 31, 2016 and 2015. The impact of this change was not material to the Condensed Combined Consolidated Financial Statements, with an approximate $493,000 decrease in total assets and an approximate net loss of $594,000 for the transition period related to this change included in Stockholders' Equity at September 30, 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of Alico's financial condition and results of operations is based upon its unaudited condensed combined consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Alico bases these estimates on historical experience, available current market information, and on various other assumptions that management believes are reasonable under the circumstances. Additionally, the Company evaluates the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

See Note 1, "Basis of Presentation - Summary of Significant Accounting Policies," to the condensed combined consolidated financial statements in Item 1 of Part I of this 10-Q, for a detailed description of recent pronouncements.

Recent Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. The Company submitted its response proposing a dispersed water management project on a portion of its ranch land, and, on December 11, 2014, the SFWMD approved a contract with the Company.

The contract term is eleven years, and allows up to one year for implementation (design, permitting, construction and construction completion certification), and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract.
Payments under the contract are subject annually to the SFWMD receiving funds for the project from the Florida Legislature and SFWMD Governing Board budget appropriation. Funding for the first year of the dispersed water management project was included in the budget approved in the 2016 legislative session.
Project permitting is in process, and the Company intends to commence construction upon receipt of permits.
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

Through March 31, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received to date by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for the 2014-2015 citrus harvest season. The Members are not expected to receive any additional company common shares related to the 2014-2015 harvest season.

Condensed Combined Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Combined Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Operating revenues:
Orange Co.	$70,982	$58,557	$12,425	21.2%	$90,277	$75,550	$14,727	19.5%
Conservation and Environmental Resources	644	309	335	108.4%	1,651	1,145	506	44.2%
Other Operations	263	1,146	(883)	(77.1)%	565	2,387	(1,822)	(76.3)%
Total operating revenues	71,889	60,012	11,877	19.8%	92,493	79,082	13,411	17.0%

Gross profit:
Orange Co.	19,266	12,174	7,092	58.3%	20,953	14,953	6,000	40.1%
Conservation and Environmental Resources	63	(314)	377	(120.1)%	(490)	(223)	(267)	(119.7)%
Other Operations	186	(184)	370	(201.1)%	418	218	200	91.7%
Total gross profit	19,515	11,676	7,839	67.1%	20,881	14,948	5,933	39.7%

General and administrative expenses	2,849	3,499	(650)	(18.6)%	6,774	8,982	(2,208)	(24.6)%
Income from operations	16,666	8,177	8,489	103.8%	14,107	5,966	8,141	136.5%
Total other (expense) income, net	(1,840)	(2,824)	984	(34.8)%	(4,376)	8,357	(12,733)	(152.4)%
Income before income taxes	14,826	5,353	9,473	177.0%	9,731	14,323	(4,592)	(32.1)%
Provision for income taxes	6,102	1,127	4,975	NM	4,027	4,890	(863)	(17.6)%
Net income	8,724	4,226	4,498	106.6%	5,704	9,433	(3,729)	(39.5)%
Net loss attributable to noncontrolling interests	10	—	10	—%	18	—	18	—%
Net income attributable to Alico, Inc. common stockholders	$8,734	$4,226	$4,508	106.7%	$5,722	$9,433	$(3,711)	(39.3)%

NM = Not meaningful

The following discussion provides an analysis of the Company's business segments:
Orange Co.
The table below presents key operating measures for the three and six months ended March 31, 2016 and 2015:

(in thousands, except per box and per pound solids data)

	Three Months Ended March 31,				Six Months Ended March 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
Operating Revenues:
Early and Mid-Season	$29,680	$37,311	$(7,631)	(20.5)%	$43,610	$51,688	$(8,078)	(15.6)%
Valencias	33,607	14,537	19,070	131.2%	33,607	14,537	19,070	131.2%
Fresh Fruit	1,942	1,822	120	6.6%	4,402	3,105	1,297	41.8%
Purchase and Resale of Fruit	4,591	3,615	976	27.0%	5,918	4,535	1,383	30.5%
Other	1,162	1,272	(110)	(8.6)%	2,740	1,685	1,055	62.6%
Total	$70,982	$58,557	$12,425	21.2%	$90,277	$75,550	$14,727	19.5%
Boxes Harvested:
Early and Mid-Season	2,293	3,162	(869)	(27.5)%	3,604	4,524	(920)	(20.3)%
Valencias	2,341	1,081	1,260	116.6%	2,341	1,081	1,260	116.6%
Total Processed	4,634	4,243	391	9.2%	5,945	5,605	340	6.1%
Fresh Fruit	153	160	(7)	(4.4)%	349	246	103	41.9%
Total	4,787	4,403	384	8.7%	6,294	5,851	443	7.6%
Pound Solids Produced:
Early and Mid-Season	13,075	19,013	(5,938)	(31.2)%	20,006	26,513	(6,507)	(24.5)%
Valencias	13,899	6,775	7,124	105.2%	13,899	6,775	7,124	105.2%
Fresh Fruit	142	84	58	69.0%	142	84	58	69.0%
Total	27,116	25,872	1,244	4.8%	34,047	33,372	675	2.0%
Pound Solids per Box:
Early and Mid-Season	5.70	6.01	(0.31)	(5.2)%	5.55	5.86	(0.31)	(5.3)%
Valencias	5.94	6.27	(0.33)	(5.3)%	5.94	6.27	(0.33)	(5.3)%
Price per Pound Solids:
Early and Mid-Season	$2.27	$1.96	$0.31	15.8%	$2.18	$1.95	$0.23	11.8%
Valencias	$2.42	$2.15	$0.27	12.6%	$2.42	$2.15	$0.27	12.6%
Price per Box:
Fresh Fruit	$12.69	$11.39	$1.30	11.4%	$12.61	$12.62	$(0.01)	(0.1)%
Operating Expenses:
Cost of Sales	$33,885	$31,977	$1,908	6.0%	$44,792	$40,985	$3,807	9.3%
Harvesting and Hauling	12,803	10,569	2,234	21.1%	16,558	14,311	2,247	15.6%
Purchase and Resale of Fruit	4,401	3,498	903	25.8%	5,658	4,406	1,252	28.4%
Other	627	339	288	85.0%	2,316	895	1,421	158.8%
Total	$51,716	$46,383	$5,333	11.5%	$69,324	$60,597	$8,727	14.4%

Alico sells its Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. The processors generally buy citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase citrus on a per box basis. Purchase and resale of fruit relates to the buying of fruit from third parties, and generally reselling this fruit to processors. These revenues and costs vary based on the number of boxes bought and sold. Other revenues consist of third-party grove caretaking and the contracting for harvesting and hauling of citrus.

The Company's operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining Alico's citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors, and varies based upon the number of boxes produced. Other expenses include the period costs of third-party grove caretaking, and the contracting for harvesting and hauling activities.
The increase in citrus grove revenues for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, was primarily due to the harvesting of an additional 384,000 boxes and 443,000 boxes of fruit on higher price per pound solids, as compared to the three and six months ended March 31, 2015, respectively. The resale of third party fruit increased 56,317 boxes and 105,014 boxes for the three and six months ended March 31, 2016, respectively, driving the revenue increases. The increase in other revenues relates to an additional 365,436 boxes contracted for harvest and haul for a third party, as compared to the six months ended March 31, 2015.

The USDA, in its April 12, 2016 Citrus Crop Forecast for the 2015/2016 harvest season, indicated that the Florida orange crop will decrease from 96,800,000 boxes for the 2014/2015 crop year to 76,000,000 boxes for the 2015/2016 crop year, a decrease of 21.5%. Alico has revised its 2016 box production estimate and now expects its 2016 crop to be approximately 87% - 89% of its 2015 production. These declines are believed to be mainly driven by growing season fluctuations in production, which may have been attributable to various factors, including extreme weather patterns, such as El Nino, changes in weather impacting bloom, horticultural practices, and the effects of diseases and pests, including Citrus Greening. The industry and the Company both continue to experience premature fruit drop, as well as smaller-sized fruit. Alico continues to expect, and has seen in its three and six months ended March 31, 2016 results, that the forecasted 21.5% decrease in the statewide crop will cause the price per pound solids for fiscal year 2016 to be above the price for fiscal year 2015. On March 4, 2016, the Florida Commissioner of Agriculture exercised his authority under the Emergency Exemptions provisions of the Federal Insecticide, Fungicide and Rodenticide Act to allow use of certain foliar bactericide applications. Florida growers can use these products until the Environmental Protection Agency completes its review of a specific exemption petition submitted by the Florida Department of Agriculture and Consumer Services. These bactericides are approved and successfully applied on other permanent crops throughout the United States. Orange Co. began application of these bactericides to all of its groves in April 2016. The Company is encouraged by the potential of foliar bactericide treatments to enhance the overall health of citrus trees and thereby mitigate the impact of citrus greening.

The increase in cost of sales for the six months ended March 31, 2016 compared to six months ended March 31, 2015 relates to an increased cost per box sold of approximately 2%, to $7.12 per box, and selling 443,000 additional boxes in the six months ended March 31, 2016. While the Company expects growing costs for fiscal year 2016 to remain in-line with fiscal year 2015, it anticipates harvesting fewer boxes, as discussed above, and therefore the cost per box increases. Per box harvest and hauling costs for the three and six months ended March 31, 2016 are approximately $0.27 and $0.24 greater than the three and six months ended March 31, 2015, respectively, due primarily to increased harvest labor costs. The increase in other expenses relates to increased contract harvest and haul for a third party.

Conservation and Environmental Resources

The table below presents key operating measures for the three and six months ended March 31, 2016 and 2015:

(in thousands, except per pound data)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue From:
Sale of Calves	$422	$25	$397	NM	$1,204	$109	$1,095	NM
Sale of Culls	—	21	(21)	(100.0)%	—	511	(511)	(100.0)%
Land Leasing	221	223	(2)	(0.9)%	442	447	(5)	(1.1)%
Other	1	40	(39)	(97.5)%	5	78	(73)	(93.6)%
Total	$644	$309	$335	108.4%	$1,651	$1,145	$506	44.2%
Pounds Sold:
Calves	234	12	222	NM	717	50	667	NM
Culls	—	76	(76)	(100.0)%	—	446	(446)	(100.0)%
Price Per Pound:
Calves	$1.80	$2.08	$(0.28)	(13.5)%	$1.68	$2.18	$(0.50)	(22.9)%
Culls	$—	$0.28	$(0.28)	—%	$—	$1.15	$(1.15)	—%
Operating Expenses:
Cost of Calves Sold	$270	$1	$269	NM	$872	$3	$869	NM
Cost of Culls Sold	—	21	(21)	(100.0)%	—	220	(220)	(100.0)%
Land Leasing Expenses	56	58	(2)	(3.4)%	100	113	(13)	(11.5)%
Water Conservation	255	543	(288)	(53.0)%	1,169	1,032	137	13.3%
Total	$581	$623	$(42)	(6.7)%	$2,141	$1,368	$773	56.5%
NM - Not Meaningful

Ranch

The increase in revenues from the sale of calves for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, is due to the increase in pounds sold, partially offset by a decrease in price per pound. The increase in pounds sold in the three and six months ended March 31, 2016 was due to timing of calf sales, as the Company held an additional 1,000 calves in inventory at September 30, 2015, which have historically been sold to market in the fourth quarter of the fiscal year. Alico sold 556 calves and 1,342 calves in the three and six months ended March 31, 2016, respectively. No culls were sold in the three and six months ended March 31, 2016. The increase in gross profit for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, relates primarily to the increase in pounds sold, offset by no cull pounds sold in the three and six months ended March 31, 2016.

Conservation

In December 2012, the SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually, and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2016/2017 fiscal year was recently approved and included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. It is anticipated that payments under the contract should commence in fiscal year 2017. Operating expenses were approximately $255,000 and $543,000 for the three months ended March 31, 2016 and 2015, respectively, and $1,169,000 and $1,032,000 for the six months ended March 31, 2016 and 2015, respectively.

Other Operations

Other Operations revenues decreased $883,000 and $1,822,000 for the three and six months ended March 31, 2016 as a result of the sale of Alico's sugarcane operations, and the corresponding reduction in land lease revenues from its former lease with United States Sugar Corporation. Operating expenses for Other Operations decreased by $1,253,000 and $2,022,000 three and six months ended March 31, 2016 as a result of the sale.

General and Administrative

Corporate general and administrative expenses for the three months ended March 31, 2016 totaled $2,849,000 compared to $3,499,000 for the three months ended March 31, 2015. The decrease relates primarily to $169,000 of non-recurring professional and legal fees incurred in the three months ended March 31, 2015 associated with the Orange-Co and Silver Nip acquisitions and a $358,000 decrease in separation and consulting agreement expenses. Corporate general and administrative expenses for the six months ended March 31, 2016 totaled $6,774,000 compared to $8,982,000 for the six months ended March 31, 2015. The decrease relates primarily to $3,351,000 in non-recurring professional and legal fees associated with the Orange-Co and Silver Nip acquisitions in fiscal year 2015 offset by certain fiscal year 2016 expenses including $403,000 in legal fees related to the shareholder litigation and approximately $350,000 in bonuses awarded to certain executives for fiscal 2015 performance that were approved and paid in the six months ended March 31, 2016.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2016 is approximately $984,000 greater than the same period of the prior year due to a gain of approximately $760,000 recognized on the sale of the sugarcane land recorded in the three months ended March 31, 2016.

Other (expense) income, net for the six months ended March 31, 2016 is approximately $12,733,000 less than the same period of the prior year due to a gain of approximately $13,613,000 on sale of the sugarcane land in the first quarter of fiscal 2015, offset by an increase of approximately $1,342,000 in interest expense, due primarily to the term loan debt from the Orange-Co acquisition.

Provision for Income Taxes

The provision for income tax was approximately $6,102,000 and $1,127,000 for the three months ended March 31, 2016 and 2015, respectively, and income tax expense was approximately $4,027,000 and $4,890,000 for the six months ended March 31, 2016 and 2015, respectively. The Company’s effective income tax rates were 41.1% and 21.1% for the three and six months ended March 31, 2016, respectively, and 41.4% and 34.1% for the three and six months ended March 31, 2015, respectively.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of the Company's annual revenue, and working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Non-GAAP Financial Measures

The Company utilizes Adjusted Earnings before interest, tax, depreciation and amortization ("EBITDA") among other measures, to evaluate the performance of its business. Due to significant depreciable assets associated with the nature of Alico's operations and, to a lesser extent, interest costs associated with the Company's capital structure, management believes that Adjusted EBITDA, Adjusted Earnings per Diluted Common Share, Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share are important measures to evaluate the results of operations between periods on a more comparable basis, and to help investors analyze underlying trends in the industry, evaluate the performance of Alico's business both on an absolute basis and relative to its peers and the broader market, and provide useful information to both management and investors by excluding certain items that may not be indicative of the Company's core operating results and operational strength of Alico's business, and helps investors evaluate the Company's ability to service its debt. Tax impacts are computed based on the effective rate for the six months ended March 31, 2016. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. The non-U.S. GAAP information provided is unique to the Company and may not be consistent with methodologies used by other companies. Adjusted Free Cash Flow is defined as cash provided by (used in) operations less capital expenditures adjusted for non-recurring transactions. The Company uses Adjusted Free Cash Flow and Adjusted Free Cash Flow per Diluted Common Share to evaluate its business and this measure is considered an important indicator of the Company's liquidity, including its ability to reduce net debt, make strategic investments and pay dividends to common stockholders. An analysis of Adjusted Free Cash Flow and Adjusted Free Cash Flow per Common Share is provided below. Net income attributable to common stockholders is reconciled to Adjusted EBITDA and Adjusted Earnings per Diluted Common Share, as follows:

Adjusted EBITDA

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to common stockholders	$8,734	$4,226	$5,722	$9,433
Interest expense	2,475	2,257	4,978	3,636
Provision for income taxes	6,102	1,127	4,027	4,890
Depreciation and amortization	4,036	3,505	8,044	6,489
EBITDA	21,347	11,115	22,771	24,448

Asset impairment	—	541	—	541
Transaction costs	105	274	502	3,853
Acquired citrus inventory fair value adjustments	—	4,202	—	4,202
Loss on extinguishment of debt	—	17	—	964
Payments on consulting agreements	142	500	446	500
Litigation expenses related to shareholder lawsuit	3	—	403	—
(Gains) losses on sale of real estate	(760)	27	(902)	(13,471)

Adjusted EBITDA	$20,837	$16,676	$23,220	$21,037

Adjusted Earnings per Common Share

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to common stockholders	$8,734	$4,226	$5,722	$9,433
Loss on extinguishment of debt	—	17	—	964
Asset impairment	—	541	—	541
Transaction costs	105	274	502	3,853
Litigation expenses related to shareholder lawsuit	3	—	403	—
Acquired citrus inventory fair value adjustments	—	4,202	—	4,202
Payments on consulting agreements	142	500	446	500
Gains on sale of real estate	(760)	27	(902)	(13,471)
Tax impact	209	(1,171)	(186)	1,164

Adjusted net income	$8,433	$8,616	$5,985	$7,186

Diluted common shares	8,303	8,272	8,309	7,815

Adjusted Earnings per Diluted Common Share	$1.02	$1.04	$0.72	$0.92

Adjusted Free Cash Flow

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$26,919	$12,499	$12,138	$(3,947)
Adjustments for non-recurring items:
Transaction costs	105	274	502	3,853
Payments on consulting agreements	142	500	446	500
Litigation expenses related to shareholder lawsuit	3	—	403	—
Capital expenditures	(2,943)	(3,427)	(5,931)	(5,235)
Adjusted Free Cash Flow	$24,226	$9,846	$7,558	$(4,829)

Diluted common shares	8,303	8,272	8,309	7,815

Adjusted Free Cash Flow per Diluted Common Share	$2.92	$1.19	$0.91	$(0.62)

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2016	2015	Change
Cash and cash equivalents	$3,552	$5,474	$(1,922)
Total current assets	$78,139	$70,763	$7,376
Total current liabilities	$26,952	$24,135	$2,817
Working capital	$51,187	$46,628	$4,559
Total assets	$463,852	$460,088	$3,764
Term loans and line of credit	$205,100	$205,481	$(381)
Current ratio	2.90 to 1	2.93 to 1

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $56,000,000 is available for general use as of March 31, 2016, and a $25,000,000 revolving line of credit, of which $20,000,000 is available for general use as of March 31, 2016 (see Note 6 “Long-Term Debt and Lines of Credit" to the accompanying Condensed Combined Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.

Net Cash Provided By (Used In) Operating Activities
The following table details the items contributing to Net Cash Used in Operating Activities for the six months ended March 31, 2016 and 2015:

(in thousands)	Six Months Ended March 31,
	2016	2015	Change
Net income	$5,722	$9,433	$(3,711)
Gain on sale of sugarcane land	(902)	(13,613)	12,711
Depreciation and amortization	8,044	6,489	1,555
Loss (gain) on sale of property and equipment	211	(570)	781
Non-cash interest on deferred sugarcane gain	696	—	696
Deferred income taxes	—	215	(215)
Stock-based compensation	430	583	(153)
Other non-cash gains and losses	449	939	(490)
Change in working capital	(2,512)	(7,423)	4,911
Net cash provided by (used in) operating activities	$12,138	$(3,947)	$16,085

The factors contributing to the decrease in net income for the six months ended March 31, 2016, versus the same period of the prior year, are discussed in “Condensed Combined Consolidated Statements of Comprehensive Income.” The gain on sale of property and equipment in the six months ended March 31, 2015 is due to the recognition of approximately $13,613,000 associated with the sugarcane land sale as discussed in Note 4. "Acquisitions and Dispositions" to the Condensed Combined Consolidated Financial Statements.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the six months ended March 31, 2016 and 2015:

(in thousands)	Six Months Ended March 31,
	2016	2015	Change
Capital expenditures:
Citrus nursery	$(94)	$(2,406)	$2,312
Citrus tree development	(2,365)	(300)	(2,065)
Breeding herd purchases	(789)	(164)	(625)
Rolling stock, equipment and other	(2,543)	(1,390)	(1,153)
Other	(140)	(975)	835
Total	(5,931)	(5,235)	(696)

Acquisition of Citrus business	—	(264,586)	264,586
Proceeds from sale of assets	—	97,151	(97,151)
Other	141	1,093	(952)
Net cash used in investing activities	$(5,790)	$(171,577)	$165,787

The decrease in net cash used in investing activities for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015, was primarily due to (i) the acquisition of Orange-Co for approximately $264,586,000 in December 2014, and (ii) the utilization of proceeds from the disposition of Alico's sugarcane land of approximately $97,126,000 via a tax-deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 4. “Acquisitions and Dispositions" to the accompanying Condensed Combined Consolidated Financial Statements).

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the six months ended March 31, 2016 and 2015:

(in thousands)	Six Months Ended March 31,
	2016	2015	Change
Proceeds from term loans	$—	$182,500	$(182,500)
Repayments on revolving line of credit	(45,132)	(49,942)	4,810
Borrowings on revolving line of credit	50,132	63,528	(13,396)
Repayment of term loan	—	(34,000)	34,000
Principal payments on term loans	(5,381)	(12,489)	7,108
Contingent consideration paid	(3,750)	—	(3,750)
Treasury stock purchases	(3,141)	(512)	(2,629)
Financing costs	—	(2,895)	2,895
Dividends paid	(998)	(885)	(113)
Net cash (used in) provided by financing activities	$(8,270)	$145,305	$(153,575)

The decrease in net cash provided by financing activities for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015, was primarily due to net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 6. “Long-term Debt and Lines of Credit” to the accompanying Condensed Combined Consolidated Financial Statements). The restructured credit facilities included $125,000,000 in fixed interest rate term loans and $57,500,000 in variable interest rate term loans. The proceeds of the new credit facilities were partially offset by the repayment of an existing $33,500,000 variable interest rate term loan.

Alico drew on a net basis approximately $5,000,000 and $13,586,000 on its lines of credit, primarily to fund working capital requirements and investing activities for the six months ended March 31, 2016 and 2015, respectively. The decrease in term loan repayments for the six months ended March 31, 2016, compared to March 31, 2015, relates to an $8,750,000 optional principal prepayment on the fixed term loan made in fiscal 2015. There have been no prepayments for the six months ended March 31, 2016.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2016, there was approximately $13,984,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit. The outstanding balance on the WCLC was $0 as of March 31, 2016.
On December 1, 2015, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $7,500,000 irrevocable letter of credit, securing the payment of the additional consideration, was extended and modified to reflect an amount of $3,750,000, securing the final payment due on June 1, 2016, subject to certain limitations.

Purchase Commitments

The Company, through its wholly owned subsidiary Alico Fruit Company, enters into contracts for the purchase of citrus fruit during the normal course of its business. The remaining obligations under these purchase agreements were approximately $917,834 as of March 31, 2016, for delivery in fiscal year 2016. All of these obligations are covered by sales agreements. The Company’s management currently believes that all committed purchase volume will be sold at cost, or higher.

Contractual Obligations and Off Balance Sheet Arrangements
There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 10, 2015.
Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Alico's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, Alico's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

During the second fiscal quarter ended March 31, 2016 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 16, 2015, the lead plaintiff in the Consolidated Action reported to the Court that the parties reached an agreement in principle to settle the Consolidated Action and other claims related to the Acquisition and that they were in the process of formally documenting their agreements. The proposed settlement contemplates that Alico will adopt certain changes to its corporate governance practices, policies and procedures concerning related party transactions, that the Consolidated Action will be dismissed and that all claims that were or could have been asserted challenging any aspect of the Acquisition will be released. On March 31, 2016, the parties entered into a Stipulation of Settlement.  The parties filed an Amended Stipulation of settlement with the Court on April 22, 2016.

On April 28, 2016, the Court entered an order preliminarily approving the settlement and providing for notice to relevant Alico shareholders.  The settlement remains subject to final judicial approval following notice to the relevant Alico shareholders and a settlement hearing at which the Court will consider the fairness, reasonableness and adequacy of the settlement. In connection with the proposed settlement, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses. There can be no assurance that the Court will approve the settlement.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party to or of which any of its property is subject to that it believes will have a material adverse effect on its business financial position or results of operations.

Item 1A. Risk Factors.
There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 10, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). The stock repurchases will be made through open market transactions at times and in such amounts as the Company’s broker determine subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934

(the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
For the three months ended March 31, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.
In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015, and continuing through December 31, 2016, (the "2015 Authorization"). The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined, subject to the provisions of SEC Rule 10b-18. For the three months ended March 31, 2016, the Company had purchased the 14,310 shares it had remaining under the 2015 Authorization.
The following table describes Alico's purchases of its common stock during the three months ended March 31, 2016.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased As Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
	Purchased	Per Share	Plans Or Programs	Plans or Programs

Month of January 2016	14,310	$37.62	14,310	50,000
Month of February 2016	—	$—	—	50,000
Month of March 2016	—	$—	—	50,000

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

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.0
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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

ALICO, INC. (Registrant)

May 5, 2016	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
President and Chief Executive Officer

May 5, 2016	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer