Form 10-Q
period 2016-06-30
ALICO INC
filed 2016-08-04
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
	from____________________	to_________________________

Commission File Number: 0-261

Alico, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10070 Daniels Interstate Court,
Suite 100, Fort Myers, FL	33913
(Address of principal executive offices)	(Zip Code)

239-226-2000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,315,535 shares of common stock outstanding at August 2, 2016.

ALICO, INC.
FORM 10-Q
For the three and nine months ended June 30, 2016 and 2015

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Combined Consolidated Financial Statements (Unaudited).

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Orange Co.	$45,639	$70,761	$135,916	$146,311
Conservation and Environmental Resources	877	296	2,528	1,441
Other Operations	337	613	902	3,000
Total operating revenues	46,853	71,670	139,346	150,752
Operating expenses:
Orange Co.	31,706	48,666	101,030	109,263
Conservation and Environmental Resources	1,399	624	3,540	1,992
Other Operations	65	1,353	212	3,522
Total operating expenses	33,170	50,643	104,782	114,777
Gross profit	13,683	21,027	34,564	35,975
General and administrative expenses	2,747	2,949	9,521	11,931
Income from operations	10,936	18,078	25,043	24,044
Other (expense) income:
Investment and interest income, net	—	44	—	44
Interest expense	(2,470)	(2,104)	(7,448)	(5,739)
Gain (loss) on sale of real estate	(284)	1	618	13,471
Loss on extinguishment of debt	—	(87)	—	(1,051)
Impairment of asset held for sale	—	—	—	(541)
Other expense, net	(120)	(112)	(419)	(85)
Total other (expense) income, net	(2,874)	(2,258)	(7,249)	6,099
Income before income taxes	8,062	15,820	17,794	30,143
Provision for income taxes	3,392	6,644	7,419	11,534
Net income	4,670	9,176	10,375	18,609
Net loss attributable to noncontrolling interests	11	—	29	—
Net income attributable to Alico, Inc. common stockholders	4,681	9,176	10,404	18,609
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Alico, Inc. common stockholders	$4,681	$9,176	$10,404	$18,609
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.56	$1.11	$1.25	$2.34
Diluted	$0.56	$1.11	$1.25	$2.34
Weighted-average number of common shares outstanding:
Basic	8,309	8,278	8,299	7,969
Diluted	8,309	8,284	8,309	7,971

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,990	$5,474
Accounts receivable, net	13,965	3,137
Inventories	44,126	58,273
Income tax receivable	1,227	2,088
Prepaid expenses and other current assets	2,693	1,791
Total current assets	75,001	70,763

Property and equipment, net	377,967	381,099
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	2,511	2,978
Other non-current assets	1,756	3,002
Total assets	$459,481	$460,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,881	$4,407
Accrued liabilities	7,122	13,314
Dividend payable	498	501
Long-term debt, current portion	4,493	4,511
Deferred tax liability, current portion	25	151
Obligations under capital leases, current portion	277	277
Other current liabilities	727	974
Total current liabilities	16,023	24,135

Long-term debt	195,408	200,970
Deferred tax liability	32,892	25,628
Deferred gain on sale	28,436	29,122
Deferred retirement obligations	4,188	4,134
Obligations under capital leases	588	588
Total liabilities	277,535	284,577
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 8,309,128 and 8,325,580 shares outstanding at June 30, 2016 and September 30, 2015, respectively	8,416	8,416
Additional paid in capital	18,192	19,795
Treasury stock, at cost, 107,017 and 90,565 shares held at June 30, 2016 and September 30, 2015, respectively	(4,854)	(3,962)
Retained earnings	155,414	146,455
Total Alico stockholders' equity	177,168	170,704
Noncontrolling interest	4,778	4,807
Total stockholders' equity	181,946	175,511
Total liabilities and stockholders' equity	$459,481	$460,088
See accompanying notes to the condensed combined consolidated financial statements.

ALICO, INC.
CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2016	2015

Net cash provided by operating activities:	$34,185	$36,349

Cash flows from investing activities:
Acquisition of citrus businesses, net of cash acquired	—	(265,587)
Proceeds on sale of sugarcane land	—	97,151
Purchases of property and equipment	(9,115)	(9,309)
Proceeds from disposals of property and equipment	—	1,016
Other	164	2,424
Net cash used in investing activities	(8,951)	(174,305)

Cash flows from financing activities:
Proceeds from term loans	2,500	182,500
Repayments on revolving line of credit	(53,882)	(87,031)
Borrowings on revolving line of credit	53,882	81,031
Repayment of term loan	—	(34,000)
Principal payments on term loans	(8,080)	(15,189)
Financing costs	—	(2,834)
Contingent consideration paid	(7,500)	—
Treasury stock purchases	(3,141)	(1,029)
Dividends paid	(1,497)	(1,381)
Distributions to members	—	(298)
Net cash (used in) provided by financing activities	(17,718)	121,769

Net increase (decrease) in cash and cash equivalents	7,516	(16,187)
Cash and cash equivalents at beginning of the period	5,474	31,130

Cash and cash equivalents at end of the period	$12,990	$14,943

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$5,662	$3,272
Cash paid for income taxes	$47	$5,200

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

As the Company and Silver Nip Citrus were under common control at the time of the Merger, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, Alico's Condensed Combined Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. The Company has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Correction of an Immaterial Error in Prior Periods

In March 2016, the Company identified a $1,494,000 error related to an understatement of income tax expense for the fiscal year ended September 30, 2014. As previously noted, the Company and Silver Nip Citrus were under common control at the time of the Merger and, accordingly, we retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013. Silver Nip Citrus had a September 30 year end for tax reporting purposes at the time of the Merger. The tax returns for the year ended September 30, 2014 and the short period ended February 28, 2015, date of the Merger, were prepared and filed in the second quarter of fiscal 2016. The Company reviewed the as-filed tax returns in an effort to true-up the tax provision. During this review, the Company identified the error that impacts the Silver Nip Citrus financial condition and results of operations as of and for the period ended June 30, 2014.

In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from quantitative and qualitative perspectives. We concluded that the error was immaterial to the Company's prior period interim and annual consolidated and combined financial statements, and, accordingly no amendments to previously filed interim or annual periodic reports were required. Consequently, the Company will adjust for this error by revising its fiscal 2014 financial statements, when presented in future filings, by increasing income tax expense and its long term deferred tax liability by $1,494,000. The Company recognized the cumulative effect of the error on periods prior to those presented herein by increasing long term deferred tax liability and reducing additional paid-in capital by $1,494,000 for the fiscal year ended September 30, 2015. The pre-merger net earnings of Silver Nip Citrus are classified as additional paid-in capital in the accompanying Condensed Combined Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015.

Change in Fiscal Year of Subsidiary

Silver Nip Citrus’ fiscal year end was previously June 30, and their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of June 30, 2016 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of June 30, 2016 and September 30, 2015, respectively, and the Company’s results of operations for the three and nine months ended June 30, 2016 and 2015 now includes the Silver Nip Citrus results of operations for the three and nine months ended June 30, 2016 and 2015, respectively. The impact of this change was not material to the Condensed Combined Consolidated Financial Statements with an approximate $493,000 decrease in total assets and an approximate net loss of $594,000 for the transition period related to this change included in Stockholders' Equity at October 1, 2015.

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. Effective October 1, 2015, the former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of the Company's sugarcane land in fiscal year 2015, it is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to its business and has been combined in Other Operations. The Company’s CODM will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations. Disclosures related to the three and nine months ended June 30, 2015 have been revised to be consistent with the current operating segment structure.

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

 Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $59,568 for the nine months ended June 30, 2016, of which 51% is attributable to the Company. Citree did not have any income or loss for the nine months ended June 30, 2015.

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
When the Company acquires a business from an entity under common control, whereby the companies are ultimately controlled by the same party, or parties, both before and after the transaction, it is treated similarly to the pooling of interest method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue, and working capital requirements are typically greater in the first and fourth quarters of the fiscal year. The results of the reported periods herein are not necessarily indicative of the results for any other interim periods or the entire fiscal year.

Note 2. Inventories

Inventories consist of the following at June 30, 2016 and September 30, 2015:

(in thousands)	June 30,	September 30,
	2016	2015
Unharvested fruit crop on the trees	$35,287	$52,497
Beef cattle	3,067	1,612
Citrus tree nursery	3,251	2,854
Other	2,521	1,310
Total inventories	$44,126	$58,273
The Company records its inventory at the lower of cost or net realizable value. For the three and nine months ended June 30, 2016 and 2015 the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2016 and September 30, 2015:

(in thousands)	June 30,	September 30,
	2016	2015
Citrus trees	$250,860	$247,488
Equipment and other facilities	59,485	56,200
Buildings and improvements	21,651	21,259
Breeding herd	11,647	11,924
Total depreciable properties	343,643	336,871
Less: accumulated depreciation and depletion	(80,974)	(70,200)
Net depreciable properties	262,669	266,671
Land and land improvements	115,298	114,428
Net property and equipment	$377,967	$381,099

Note 4. Acquisitions and Dispositions

Acquisition of Orange-Co

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP (“Orange-Co”), including 51% of the ownership interests of Citree, pursuant to an Asset Purchase Agreement, which is referred to as the Orange-Co Purchase Agreement, dated as of December 1, 2014. The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of approximately $2,060,000 in cash acquired and approximately $4,838,000 in fair value attributable to noncontrolling interest in Citree, including: (i) approximately $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term loan debt; (ii) up to $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (iii) the refinancing of Orange-Co’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000 and (iv) the assumption of certain other liabilities totaling approximately $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration. On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. The Company's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

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

For the nine months ended June 30, 2015 the Company incurred approximately $3,239,000 in professional and legal costs in connection with the Orange-Co acquisition. There were approximately $202,000 in costs incurred for the three months ended June 30, 2015. These costs are included in general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the final allocation of the acquisition cost to the assets acquired and liabilities assumed at the date of acquisition, based on their estimated fair values:

Asset acquisition
(in thousands)
Amount
Assets:
Accounts receivable	$888
Other current assets	845
Inventories	35,562
Property and equipment:
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

The sales price is subject to post-closing adjustments over a ten (10) year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of approximately $13,613,000 was recognized at the time of the sale and is recognized in Other (expense) income in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2015.

In May 2016 and 2015, the Company made payments of $1,702,000 and $1,347,000, respectively, to Global pursuant to the sales contract. The amount of USSC’s lease is tied to the market price of sugar, and the Company's payment is required annually in advance, to supplement the lease paid by USSC in the event that the sugar prices are below certain thresholds. The 2015 sugar price remained below the threshold and therefore none of the amount advanced in 2015 will be returned to the Company. Approximately $1,587,000 of advance payments is included in prepaid expenses and other current assets in the Condensed Combined Consolidated Balance Sheet as of June 30, 2016, and the Company has recognized approximately $355,000 in interest expense and approximately $(284,000) of the deferred gain for the three months ended June 30, 2016, and approximately $1,051,000 in interest expense and approximately $618,000 of the deferred gain for the nine months ended June 30, 2016.

As a result of the disposition of its sugarcane land, the Company is no longer involved in sugarcane operations and, as of November 21, 2014, the Improved Farmland segment was no longer material to our business; however, the sugarcane operation has not been classified as a discontinued operation due to the post-closing adjustments, amongst other involvement, as described above. Effective October 1, 2015, the Improved Farmland reporting segment is now included in the Other Operations reporting segment.

Note 5. Common Control Acquisition

The Company completed the Merger with Silver Nip Citrus on February 28, 2015 (see Note 1, “Basis of Presentation”). Silver Nip Citrus owns approximately 7,400 acres of land, consisting primarily of citrus groves, in seven Florida counties (Polk, Hardee, Osceola, Martin, Highlands, Charlotte and Collier). Substantially all of its revenues derive from citrus operations. As the Company and Silver Nip Citrus were under common control at the time of the Merger, the results of operations have been combined for the Company and Silver Nip Citrus from the date common control began, November 19, 2013.
Separate results for the Company and Silver Nip Citrus for the three and nine months ended June 30, 2015 and are as follows:

(in thousands except per share amounts)
	Three months ended			Nine months ended
	June 30, 2015			June 30, 2015
		Silver Nip			Silver Nip
	Alico	Citrus	Total	Alico	Citrus	Total

Operating revenue	$61,007	$10,663	$71,670	$129,375	$21,377	$150,752
Gross profit	$18,090	$2,937	$21,027	$31,185	$4,790	$35,975
Income from operations	$14,623	$3,455	$18,078	$18,962	$5,082	$24,044
Net income	$7,530	$1,646	$9,176	$16,669	$1,940	$18,609

Earnings per common share:
Basic	$0.91	$0.20	$1.11	$2.09	$0.24	$2.34
Diluted	$0.91	$0.20	$1.11	$2.09	$0.24	$2.34

Note 6. Long-Term Debt and Lines of Credit

	June 30,	September 30,
	2016	2015
	(in thousands)
Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125,000,000: the loans bear interest at the rate of 4.15% per annum, are collateralized by real estate and mature in November 2029.	$106,875	$111,563
Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amount of $57,500,000: the variable interest rate was approximately 2.14% per annum as of June 30, 2016. The loans are collateralized by real estate and mature in November 2029.	53,188	55,344
Metropolitan Life Insurance Company term loan: the loan bears interest at the rate of 5.28% per annum as of June 30, 2016. The loan is collateralized by real estate and matures in February 2029.	5,000	2,500
Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35% per annum as of June 30, 2016. The loans are collateralized by real estate and mature in June 2033.	24,480	25,350
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85% per annum as of June 30, 2016. The loan is collateralized by real estate and matures in September 2021.	5,170	5,335
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45% per annum as of June 30, 2016. The loan is collateralized by real estate and matures in September 2039.	5,170	5,335
Note payable to a financing company collateralized by equipment and matures in December 2016.	18	54
	199,901	205,481
Less current portion	4,493	4,511
Long-term debt	$195,408	$200,970

	June 30,	September 30,
	2016	2015
(in thousands)
Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25,000,000 line bears interest at a variable rate which was 2.14% per annum as of June 30, 2016. The line is collateralized by real estate and matures in November 2019. Availability under the line was $25,000,000 as of June 30, 2016.	$—	$—
Rabo Agrifinance, Inc. working capital line of credit: this $70,000,000 line bears interest at a variable rate which was 2.21% per annum as of June 30, 2016. The line is collateralized by current assets and certain personal property and matures in November 2016. Availability under the line was approximately $59,800,000 as of June 30, 2016.	—	—
Lines of Credit	$—	$—

Future maturities of debt and lines of credit as of June 30, 2016 are as follows:

(in thousands)

Due within one year	$4,493
Due between one and two years	8,275
Due between two and three years	10,875
Due between three and four years	10,950
Due between four and five years	10,975
Due beyond five years	154,333

Total future maturities	$199,901

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

The new term loans and RLOC are collateralized by approximately 39,300 gross acres of citrus groves and 14,000 gross acres of farm and ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.
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
The interest rates on the variable rate term loans were 2.14% per annum and 1.80% per annum as of June 30, 2016 and September 30, 2015, respectively.
The Company may prepay up to $8,750,000 of the fixed-rate term loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015 and remains available to reduce future mandatory principal payments when the Company elects to do so. There have been no optional prepayments in calendar year 2016. The variable- rate term loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.14% per annum and 1.80% per annum as of June 30, 2016 and September 30, 2015, respectively. Availability under the RLOC was $25,000,000 as of June 30, 2016.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.21% per annum and 1.95% per annum as of June 30, 2016 and September 30, 2015, respectively. The WCLC facility matures November 1, 2016. Availability under the WCLC was approximately $59,800,000 as of June 30, 2016.
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

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2016, there was approximately $10,200,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit. There was no outstanding balance on the WCLC as of June 30, 2016.
The Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, will be amortized to interest expense over the applicable terms of the loans. The unamortized balance of deferred financing costs related to the financing was approximately $2,100,000 at June 30, 2016.
The Company recognized a loss on extinguishment of debt of approximately $1,051,000 related to the refinancing for the nine months ended June 30, 2015. The loss on extinguishment of debt is included in other (expense) income in the Condensed Combined Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2015.
The new credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $161,600,000 for the year ending September 30, 2016, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2016, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan collateralized by real estate owned by Citree. This is a $5,000,000 credit facility that initially bore interest at 5.49% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $54,000 at June 30, 2016.
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

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $358,000 at June 30, 2016.

The Silver Nip Citrus facilities are subject to a financial debt covenant requiring a current ratio of at least 1.50 to 1.00, measured at the end of each fiscal year. Silver Nip Citrus was in compliance with this covenant as of June 30, 2016, the most recent measurement date.

The Silver Nip Citrus facilities are personally guaranteed by George Brokaw, Remy Trafelet and Clayton Wilson.

Modification of Credit Agreements

During the nine months ended June 30, 2015, Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$2,470	$2,104	$7,448	$5,739
Interest capitalized	41	71	122	283
Total	$2,511	$2,175	$7,570	$6,022

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
For the three and nine months ended June 30, 2016 and 2015, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net income attributable to Alico, Inc. common stockholders	$4,681	$9,176	$10,404	$18,609

Weighted average number of common shares outstanding - basic	8,309	8,278	8,299	7,969
Dilutive effect of equity-based awards	—	6	10	2
Weighted average number of common shares outstanding - diluted	8,309	8,284	8,309	7,971

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$0.56	$1.11	$1.25	$2.34
Diluted	$0.56	$1.11	$1.25	$2.34

Note 8. Segment Information
Segments
Operating segments are defined in ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available, and which are evaluated regularly by the Company’s CODM in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. segment and, as a result of the disposition of its sugarcane land in fiscal year 2015, the Company is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to our business and has been combined in Other Operations. Effective October 1, 2015, the Company’s CODM will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Orange Co.	$45,639	$70,761	$135,916	$146,311
Conservation and Environmental Resources	877	296	2,528	1,441
Other Operations	337	613	902	3,000
Total revenues	46,853	71,670	139,346	150,752

Operating expenses:
Orange Co.	31,706	48,666	101,030	109,263
Conservation and Environmental Resources	1,399	624	3,540	1,992
Other Operations	65	1,353	212	3,522
Total operating expenses	33,170	50,643	104,782	114,777

Gross profit:
Orange Co.	13,933	22,095	34,886	37,048
Conservation and Environmental Resources	(522)	(328)	(1,012)	(551)
Other Operations	272	(740)	690	(522)
Total gross profit	$13,683	$21,027	$34,564	$35,975

Depreciation, depletion and amortization:
Orange Co.	$3,418	$3,657	$10,166	$8,755
Conservation and Environmental Resources	342	407	871	892
Other Operations	106	(71)	306	327
Other Depreciation, Depletion and Amortization	178	155	745	663
Total depreciation, depletion and amortization	$4,044	$4,148	$12,088	$10,637

(in thousands)	June 30,	September 30,
	2016	2015
Assets:
Orange Co.	$412,403	$392,329
Conservation and Environmental Resources	14,497	13,779
Other Operations	21,989	31,468
Other Corporate Assets	10,592	22,512
Total Assets	$459,481	$460,088

Note 9. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock). Stock-based compensation expense for the Board of Director fees and Named Executive Officers was approximately and $214,000 and $635,000 for the three and nine months ended June 30, 2016, respectively, and $176,200 and $585,000 for the three and nine months ended June 30, 2015, respectively. Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income.

In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015, and continuing through December 31, 2016 (the "2015 Authorization"). The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined, subject to the provisions of SEC Rule 10b-18. For the nine months ended June 30, 2016, the Company had purchased the 78,446 shares it had remaining under the 2015 Authorization.

The following table illustrates the Company’s treasury stock purchases and issuances for the nine months ended June 30, 2016:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2015	90,565	$3,962
Purchased	78,446	3,141
Issued to Directors	(29,071)	(766)
Issued to former Silver Nip Citrus equity holders	(32,923)	(1,483)

Balance as of June 30, 2016	107,017	$4,854
In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). The stock repurchases will be made through open market transactions at times and in such amounts as the Company’s broker determine subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the nine months ended June 30, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.

Note 10. Commitments and Contingencies
Letters of Credit
The Company has outstanding standby letters of credit in the total amount of approximately $10,233,960 and $17,498,500 at June 30, 2016 and September 30, 2015, respectively, to secure its various contractual obligations.

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

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party to or of which any of its property is subject to that it believes will have a material adverse effect on its business financial position or results of operations.

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
As of June 30, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for 2014-2015 citrus harvest season. The Members are not expected to receive any additional Company common shares related to the 2014-2015 harvest season.

For the nine months ended June 30, 2015 the Company incurred approximately $894,000 in professional and legal costs in connection with the Merger. These costs are included in general and administrative expenses in the Condensed Combined Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2015.

JD Alexander
On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. The Company expensed approximately $250,000 under the Consulting and Non-Competition Agreement for the three months ended June 30, 2015, and expensed approximately $750,000 for the nine months ended June 30, 2015.
Ken Smith
On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company’s business operations previously managed by Mr. Smith are now managed by Clay Wilson, Chief Executive Officer of Alico. The Company expensed approximately $50,000 under the Consulting and Non-Competition Agreement for the three months ended June 30, 2016 and 2015, respectively, and approximately $150,000 and $575,000 for the nine months ended June 30, 2016 and 2015, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $58,000 and $238,000 under the Separation and Consulting Agreement for the three and nine months ended June 30, 2016, and $29,000 and $138,000 under the Separation and Consulting Agreement for the three and nine months ended June 30, 2015. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer, and continued to receive monthly payments under The Consulting Agreement through the first anniversary of his resignation date.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $465,000. The agreement will expire in June 2017. The Company expensed approximately $191,170 and $280,166 under the Shared Services Agreement for the three months ended June 30, 2016 and 2015, respectively, and approximately $389,170 and $280,166 for the nine months ended June 30, 2016 and 2015, respectively.

Note 12. Accrued Liabilities
Accrued Liabilities consist of the following at June 30, 2016 and September 30, 2015:

(in thousands)	June 30,	September 30,
	2016	2015

Ad valorem taxes	$1,878	$2,640
Accrued interest	1,180	1,155
Accrued employee wages and benefits	253	427
Inventory received but not invoiced	3,290	581
Current portion of deferred retirement obligations	342	342
Additional purchase price consideration	—	7,500
Other accrued liabilities	179	669
Total accrued liabilities	$7,122	$13,314

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Combined Consolidated Financial Statements and related Notes thereto. Additional context can also be found in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission (“SEC”) on December 10, 2015.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three business segments and substantially all of its operating revenues are generated in the United States. During the three and nine months ended June 30, 2016, Alico generated operating revenues of approximately $46,853,000 and $139,346,000, respectively, income from operations of approximately $10,936,000 and $25,043,000, respectively, and net income attributable to common stockholders of approximately $4,681,000 and $10,404,000, respectively. Cash provided by operations was approximately $34,185,000 during the nine months ended June 30, 2016.

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

•
Other Operations consists of activities related to rock mining royalties, oil exploration and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

The former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of its sugarcane land in fiscal year 2015, the Company is no longer involved in sugarcane and the Improved Farmland segment is no longer material to its business and has been combined in Other Operations.

Change in Fiscal Year of Subsidiary

As Alico, Inc. and 734 Citrus Holdings, LLC ("Silver Nip Citrus") were under common control at the time of the Merger, it is required under accounting principles generally accepted in the United States of America ("U.S. GAAP") to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Condensed Combined Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities, instead of reflecting the fair market value of the assets and liabilities. Alico has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Silver Nip Citrus’ fiscal year end was June 30. Their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of June 30, 2016 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of June 30, 2016 and September 30, 2015. The Company’s results of operations for the three and nine months ended June 30, 2016 and 2015 now includes the Silver Nip Citrus results of operations for the three and nine months ended June 30, 2016 and 2015. The impact of this change was not material to the Condensed Combined Consolidated Financial Statements, with an approximate $493,000 decrease in total assets and an approximate net loss of $594,000 for the transition period related to this change included in Stockholders' Equity at September 30, 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations is based upon its unaudited condensed combined consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires it to make certain estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Alico bases these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, the Company evaluates the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

See Note 1, "Basis of Presentation - Summary of Significant Accounting Policies," to the condensed combined consolidated financial statements in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.

Recent Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. The Company submitted its response proposing a dispersed water management project on a portion of its ranch land and on December 11, 2014 the SFWMD approved a contract with the Company and on September 29, 2015, the SFWMD amended the contract to extend it for an additional year.

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
Annual payments under the contract are subject to the SFWMD receiving funds for the project from the Florida Legislature and SFWMD Governing Board budget appropriation. Funding for the first year of the dispersed water management project was included in the budget approved in the 2016 legislative session.
Project permitting is in process, and the Company intends to commence construction upon receipt of permits. Annual fixed payments will not commence until completion of construction.
Common Control Acquisition between the Company and 734 Citrus Holdings, LLC

Effective February 28, 2015, the Company completed the merger (the “Merger”) with Silver Nip Citrus pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%.

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s common stock. 734 Agriculture is the sole managing member of 734 Investors.  By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control the Company.

734 Agriculture has control over both Silver Nip Citrus and the Company. Therefore, the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly-owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $6,952,000. The Company acquired assets with a book value of approximately $65,739,000 and total net assets of $18,470,000. The common shares issued were recorded at the carrying amount of the net assets transferred.

As of June 30, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received to date by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for the 2014-2015 citrus harvest season. The Members are not expected to receive any additional Company common shares related to the 2014-2015 harvest season.

Condensed Combined Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Combined Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Operating revenues:
Orange Co.	$45,639	$70,761	$(25,122)	(35.5)%	$135,916	$146,311	$(10,395)	(7.1)%
Conservation and Environmental Resources	877	296	581	196.3%	2,528	1,441	1,087	75.5%
Other Operations	337	613	(276)	(45.1)%	902	3,000	(2,098)	(70.0)%
Total operating revenues	46,853	71,670	(24,817)	(34.7)%	139,346	150,752	(11,406)	(7.6)%

Gross profit:
Orange Co.	13,933	22,095	(8,162)	(37.0)%	34,886	37,048	(2,162)	(5.9)%
Conservation and Environmental Resources	(522)	(328)	(194)	59.2%	(1,012)	(551)	(461)	(83.7)%
Other Operations	272	(740)	1,012	(136.8)%	690	(522)	1,212	(232.2)%
Total gross profit	13,683	21,027	(7,344)	(35.0)%	34,564	35,975	(1,411)	(4.0)%

General and administrative expenses	2,747	2,949	(202)	(6.9)%	9,521	11,931	(2,410)	(20.2)%
Income from operations	10,936	18,078	(7,142)	(39.5)%	25,043	24,044	999	4.2%
Total other (expense) income, net	(2,874)	(2,258)	(616)	27.3%	(7,249)	6,099	(13,348)	(218.9)%
Income before income taxes	8,062	15,820	(7,758)	(49.1)%	17,794	30,143	(12,349)	(41.0)%
Provision for income taxes	3,392	6,644	(3,252)	(49.0)%	7,419	11,534	(4,115)	(35.7)%
Net income	4,670	9,176	(4,506)	(49.1)%	10,375	18,609	(8,234)	(44.3)%
Net loss attributable to noncontrolling interests	11	—	11	—%	29	—	29	—%
Net income attributable to Alico, Inc. common stockholders	$4,681	$9,176	$(4,495)	(49.0)%	$10,404	$18,609	$(8,205)	(44.1)%

The following discussion provides an analysis of the Company's business segments:
Orange Co.
The table below presents key operating measures for the three and nine months ended June 30, 2016 and 2015:

(in thousands, except per box and per pound solids data)

	Three Months Ended June 30,				Nine Months Ended June 30,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
Operating Revenues:
Early and Mid-Season	$162	$238	$(76)	(32.0)%	$43,772	$51,926	$(8,154)	(15.7)%
Valencias	41,413	62,290	(20,877)	(33.6)%	75,020	76,827	(1,807)	(2.4)%
Fresh Fruit	771	3,345	(2,574)	(77.0)%	5,173	6,450	(1,277)	(19.8)%
Purchase and Resale of Fruit	2,270	3,431	(1,161)	(33.9)%	8,188	7,966	222	2.8%
Other	1,023	1,457	(434)	(29.8)%	3,763	3,142	621	19.8%
Total	$45,639	$70,761	$(25,122)	(35.5)%	$135,916	$146,311	$(10,395)	(7.1)%
Boxes Harvested:
Early and Mid-Season	30	(82)	112	(136.6)%	3,634	4,442	(808)	(18.2)%
Valencias	2,854	4,489	(1,635)	(36.5)%	5,195	5,570	(375)	(6.8)%
Total Processed	2,884	4,407	(1,523)	(34.6)%	8,829	10,012	(1,183)	(11.9)%
Fresh Fruit	52	214	(162)	(75.7)%	401	460	(59)	(12.9)%
Total	2,936	4,621	(1,685)	(36.5)%	9,230	10,472	(1,242)	(11.9)%
Pound Solids Produced:
Early and Mid-Season	19	(374)	393	(105.1)%	20,167	26,139	(5,972)	(22.9)%
Valencias	17,338	29,269	(11,931)	(40.8)%	31,237	36,044	(4,807)	(13.4)%
Fresh Fruit	—	(84)	84	(100.0)%	—	—	—	—
Total	17,357	28,811	(11,454)	(39.8)%	51,404	62,183	(10,779)	(17.4)%
Pound Solids per Box:
Early and Mid-Season	NM	NM	NM	NM	5.55	5.88	(0.33)	(5.7)%
Valencias	6.07	6.52	(0.45)	(6.9)%	6.01	6.47	(0.46)	(7.1)%
Price per Pound Solids:
Early and Mid-Season	NM	NM	NM	NM	$2.17	$1.99	$0.18	9.1%
Valencias	$2.39	$2.13	$0.26	12.2%	$2.40	$2.13	$0.27	12.7%
Price per Box:
Fresh Fruit	$14.83	$15.63	$(0.80)	(5.2)%	$12.90	$14.03	$(1.13)	(8.1)%
Operating Expenses:
Cost of Sales	$20,598	$31,773	$(11,175)	(35.2)%	$65,390	$72,758	$(7,368)	(10.2)%
Harvesting and Hauling	8,468	12,651	(4,183)	(33.1)%	25,026	26,962	(1,936)	(7.2)%
Purchase and Resale of Fruit	2,157	3,247	(1,090)	(33.6)%	7,815	7,652	163	2.2%
Other	483	995	(512)	(51.5)%	2,799	1,891	908	48.1%
Total	$31,706	$48,666	$(16,960)	(34.9)%	$101,030	$109,263	$(8,233)	(7.6)%
NM - Not Meaningful

Alico primarily sells its Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. The processors generally buy citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh Fruit is generally sold to packing houses that purchase citrus on a per box basis. Purchase and resale of fruit relates to the buying of fruit from third parties and generally reselling this fruit to processors. These revenues and costs vary based on the number of boxes bought and sold. Other revenues consist of third-party grove caretaking and the contracting for harvesting and hauling of citrus.

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

The decrease in citrus grove revenues for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015, was primarily due to the harvesting of approximately 1,523,000 and 1,183,000 fewer boxes of fruit and lower pound solids per box on higher price per pound solids as compared to the three and nine months ended June 30, 2015, respectively. The resale of third party fruit decreased 96,000 boxes for the three months ended June 30, 2016 and increased 9,000 boxes for the nine months ended June 30, 2016, driving the respective revenue fluctuations. The increase in other revenues relates to an additional 169,000 boxes contracted for harvest and haul for a third party, as compared to the nine months ended June 30, 2015.

The USDA, in its July 12, 2016 final Citrus Crop Forecast for the 2015/2016 harvest season, reported that it expects the final Florida orange crop will decrease from 96,800,000 boxes for the 2014/2015 crop year to 81,500,000 boxes for the 2015/2016 crop year, a decrease of 15.8%.  As of June 30, 2016, the Company has completed its 2015/2016 harvest and finished at 88.1% of its 2014/2015 production. The declines in boxes harvested, pound solids produced and pound solids per box are believed to be mainly driven by growing season fluctuations in production, which may have been attributable to various factors, including extreme weather patterns such as higher than normal temperatures during the Early and Mid-season harvest impacting all varieties and El Nino impacting the pound solids per box of the Valencia harvest. Other factors include changes in weather impacting bloom, horticultural practices, and the effects of diseases and pests, including Citrus Greening. The industry and the Company both continue to experience premature fruit drop, as well as smaller-sized fruit as a result of the factors described above. Additionally, on March 4, 2016, the Florida Commissioner of Agriculture exercised his authority under the Emergency Exemptions provisions of the Federal Insecticide, Fungicide and Rodenticide Act to allow use of certain foliar bactericide applications. Florida growers can use these products until the Environmental Protection Agency completes its review of a specific exemption petition submitted by the Florida Department of Agriculture and Consumer Services. These bactericides are approved and successfully applied on other permanent crops throughout the United States. Orange Co. began application of these bactericides to all of its groves in April 2016. The Company is encouraged by the potential of foliar bactericide treatments to enhance the overall health of citrus trees and thereby mitigate the impact of citrus greening.

The decrease in cost of sales for the three months ended June 30, 2016 compared to three months ended June 30, 2015 primarily relates to 1,685,000 fewer boxes sold in the three months ended June 30, 2016. Per box harvest and hauling costs of $2.94 for the three months ended June 30, 2016, are approximately $0.07 greater than the three months ended June 30, 2015, due primarily to increased harvest labor costs. The decrease in purchase and resale of fruit and other expenses relates to decreased purchase and resale activity of 96,000 boxes and reduced contract harvest and haul activity compared to the three months ended June 30, 2015.

The decrease in cost of sales for the nine months ended June 30, 2016 compared to nine months ended June 30, 2015 relates to a decrease in fiscal year 2016 growing costs as compared to 2015 growing costs of $7,368,000. Harvest and haul expenses decreased for the nine months ended June 30, 2016 due primarily to fewer boxes harvested. Per box harvest and hauling costs of $2.83 for the nine months ended June 30, 2016 are approximately $0.14 greater than the nine months ended June 30, 2015, due primarily to increased harvest labor costs. The increase in other expenses relates to increased contract harvest and haul for a third party.

Conservation and Environmental Resources

The table below presents key operating measures for the three and nine months ended June 30, 2016 and 2015:

(in thousands, except per pound data)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue From:
Sale of Calves	$149	$62	$87	140.4%	$1,353	$171	$1,182	NM
Sale of Culls	526	—	526	—%	526	511	15	3.0%
Land Leasing	202	197	5	2.6%	645	644	1	0.2%
Other	—	37	(37)	(100.0)%	4	115	(111)	(96.6)%
Total	$877	$296	$581	196.3%	$2,528	$1,441	$1,087	75.4%
Pounds Sold:
Calves	93	29	64	220.7%	810	79	731	NM
Culls	714	—	714	—%	714	446	268	60.1%
Price Per Pound:
Calves	$1.60	$2.14	$(0.54)	(25.3)%	$1.67	$2.16	$(0.49)	(22.7)%
Culls	$0.74	$—	$0.74	—%	$0.74	$1.15	$(0.41)	(35.7)%
Operating Expenses:
Cost of Calves Sold	$149	$3	$146	NM	$1,021	$6	$1,015	NM
Cost of Culls Sold	299	—	299	—%	299	220	79	35.9%
Land Leasing Expenses	20	50	(30)	(60.0)%	120	176	(56)	(31.9)%
Water Conservation	931	571	360	63.1%	2,100	1,590	510	32.1%
Total	$1,399	$624	$775	124.2%	$3,540	$1,992	$1,548	77.8%
NM - Not Meaningful

Ranch

The increase in revenues from the sale of calves for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015, is due to the increase in pounds sold, partially offset by a decrease in price per pound. The increase in pounds sold in the three and nine months ended June 30, 2016 was due to timing of calf sales, as the Company held an additional 1,000 calves in inventory at September 30, 2015, which have historically been sold to market in the fourth quarter of the fiscal year. Alico sold 177 calves and 1,519 calves in the three and nine months ended June 30, 2016, respectively. In the three months ended June 30, 2016, the Company sold 726 culls and sold no culls in the three months ended June 30, 2015. In the nine months ended June 30, 2016 the Company sold 726 culls compared to 452 sold in the nine months ended June 30, 2015, partially offset by a decrease in price per pound. The increase in Ranch gross profit for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015, relates primarily to the increase in pounds sold, offset by a decrease in price per pound.

Conservation

In December 2012, the SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2016/2017 fiscal year was recently approved and included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. It is anticipated that payments under the contract should commence in fiscal year 2017. Operating expenses were approximately $931,000 and $571,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,100,000 and $1,590,000 for the nine months ended June 30, 2016 and 2015, respectively.

Other Operations

Other Operations revenues decreased approximately $276,000 and $2,098,000 for the three and nine months ended June 30, 2016 as a result of the sale of Alico's sugarcane operations, and the corresponding reduction in land lease revenues from its former lease with United States Sugar Corporation. Operating expenses for Other Operations decreased by $1,288,000 and $3,310,000 for the three and nine months ended June 30, 2016, respectively, as a result of the sale of the sugarcane operations.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 totaled approximately $2,747,000 compared to $2,949,000 for the three months ended June 30, 2015. The decrease relates primarily to a $359,000 decrease in non-recurring professional and legal fees incurred in the three months ended June 30, 2015 associated with the Orange-Co and Silver Nip acquisitions and a $596,000 decrease in separation and consulting agreement expenses. General and administrative expenses for the nine months ended June 30, 2016 totaled $9,521,000 compared to $11,931,000 for the nine months ended June 30, 2015. The decrease relates primarily to $3,710,000 in non-recurring professional and legal fees associated with the Orange-Co and Silver Nip acquisitions in fiscal year 2015 and a $649,000 decrease in separation and consulting agreement expenses, offset by certain fiscal year 2016 expenses including $410,000 in legal fees related to the shareholder litigation and approximately $350,000 in bonuses awarded to certain executives for fiscal 2015 performance that were approved and paid in the nine months ended June 30, 2016.

Other (Expense) Income, net

Other (expense) income, net for the three months ended June 30, 2016 is approximately $616,000 greater than the three months ended June 30, 2015 primarily due to an increase of $366,000 in interest expense for the three months ended June 30, 2016.

Other (expense) income, net for the nine months ended June 30, 2016 is approximately $13,348,000 less than the same period of the prior year due to a gain of approximately $13,613,000 on sale of the sugarcane land in the first quarter of fiscal 2015, offset by an increase of approximately $1,709,000 in interest expense for the nine months ended June 30, 2016, due primarily to the term loan debt from the Orange-Co acquisition.

Provision for Income Taxes

The provision for income tax was approximately $3,392,000 and $6,644,000 for the three months ended June 30, 2016 and 2015, respectively, and income tax expense was approximately $7,419,000 and $11,534,000 for the nine months ended June 30, 2016 and 2015, respectively. The Company’s effective income tax rates were 42.1% and 41.7% for the three and nine months ended June 30, 2016, respectively, and 42.0% and 38.3% for the three and nine months ended June 30, 2015, respectively.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2016	2015	Change
Cash and cash equivalents	$12,990	$5,474	$7,516
Total current assets	$75,001	$70,763	$4,238
Total current liabilities	$16,023	$24,135	$(8,112)
Working capital	$58,978	$46,628	$12,350
Total assets	$459,481	$460,088	$(607)
Term loans and line of credit	$199,901	$205,481	$(5,580)
Current ratio	4.68 to 1	2.93 to 1

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $59,800,000 is available for general use as of June 30, 2016, and a $25,000,000 revolving line of credit, of which $25,000,000 is available for general use as of June 30, 2016 (see Note 6 “Long-Term Debt and Lines of Credit" to the accompanying Condensed Combined Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.
Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the nine months ended June 30, 2016 and 2015:

(in thousands)	Nine Months Ended June 30,
	2016	2015	Change
Net income	$10,404	$18,609	$(8,205)
Gain on sale of sugarcane land	(618)	(14,960)	14,342
Depreciation and amortization	12,088	10,637	1,451
Deferred income tax expense, net	7,288	13,453	(6,165)
Loss (gain) on sale of property and equipment	626	(547)	1,173
Non-cash interest expense on deferred gain on sugarcane land	1,051	—	1,051
Stock-based compensation expense	666	602	64
Other non-cash gains and losses	413	1,151	(738)
Change in working capital	2,267	7,404	(5,137)
Net cash provided by operating activities	$34,185	$36,349	$(2,164)

The factors contributing to the decrease in net income for the nine months ended June 30, 2016, versus the same period of the prior year, are discussed in “Condensed Combined Consolidated Statements of Comprehensive Income.” The gain on sale of property and equipment in the nine months ended June 30, 2015 is primarily due to the recognition of approximately $13,613,000 associated with the sugarcane land sale as discussed in Note 4. "Acquisitions and Dispositions" to the Condensed Combined Consolidated Financial Statements.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the nine months ended June 30, 2016 and 2015:

(in thousands)	Nine Months Ended June 30,
	2016	2015	Change
Capital expenditures:
Citrus nursery	$(208)	$(2,944)	$2,736
Citrus tree development	(4,210)	(493)	(3,717)
Breeding herd purchases	(826)	(509)	(317)
Rolling stock, equipment and other	(3,871)	(2,347)	(1,524)
Other	—	(3,016)	3,016
Total	(9,115)	(9,309)	194

Acquisition of Citrus business	—	(265,587)	265,587
Proceeds from sale of assets	—	97,151	(97,151)
Other	164	3,440	(3,276)
Net cash used in investing activities	$(8,951)	$(174,305)	$165,354

The decrease in net cash used in investing activities for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015, was primarily due to (i) the acquisition of Orange-Co for approximately $265,587,000 in December 2014, and (ii) the utilization of proceeds from the disposition of Alico's sugarcane land of approximately $97,126,000 via a tax-deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 4. “Acquisitions and Dispositions" to the accompanying Condensed Combined Consolidated Financial Statements).

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash (Used in) Provided by Financing Activities for the nine months ended June 30, 2016 and 2015:

(in thousands)	Nine Months Ended June 30,
	2016	2015	Change
Proceeds from term loans	$2,500	$182,500	$(180,000)
Repayments on revolving line of credit	(53,882)	(87,031)	33,149
Borrowings on revolving line of credit	53,882	81,031	(27,149)
Repayment of term loan	—	(34,000)	34,000
Principal payments on term loans	(8,080)	(15,189)	7,109
Contingent consideration paid	(7,500)	—	(7,500)
Financing costs	—	(2,834)	2,834
Treasury stock purchases	(3,141)	(1,029)	(2,112)
Dividends paid	(1,497)	(1,381)	(116)
Distributions to members	—	(298)	298
Net cash (used in) provided by financing activities	$(17,718)	$121,769	$(139,487)

The decrease in net cash provided by financing activities for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015, was primarily due to net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 6. “Long-term Debt and Lines of Credit” to the accompanying Condensed Combined Consolidated Financial Statements). The restructured credit facilities included $125,000,000 in fixed interest rate term loans and $57,500,000 in variable interest rate term loans. The proceeds of the new credit facilities were partially offset by the repayment of an existing $33,500,000 variable interest rate term loan.

Alico drew, on a net basis, $6,000,000 on its revolving lines of credit, primarily to fund working capital requirements and investing activities for the nine months ended June 30, 2015. The decrease in term loan repayments for the nine months ended June 30, 2016, compared to June 30, 2015, relates to an $8,750,000 optional principal prepayment on the fixed term loan made in fiscal 2015. There have been no prepayments for the nine months ended June 30, 2016.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2016, there was approximately $10,200,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit. There was no outstanding balance on the WCLC as of June 30, 2016.
On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

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

During the third fiscal quarter ended June 30, 2016 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three months ended June 30, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.
In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015, and continuing through December 31, 2016, (the "2015 Authorization"). The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined, subject to the provisions of SEC Rule 10b-18.
The following table describes Alico's purchases of its common stock during the three months ended June 30, 2016.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased As Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
	Purchased	Per Share	Plans Or Programs	Plans or Programs

Month of April 2016	—	$—	—	50,000
Month of May 2016	—	$—	—	50,000
Month of June 2016	—	$—	—	50,000

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

ALICO, INC. (Registrant)

August 4, 2016	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
President and Chief Executive Officer

August 4, 2016	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer