Form 10-K
period 2016-09-30
ALICO INC
filed 2016-12-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ Global Market as of March 31, 2016 (the last business day of Alico’s most recently completed second fiscal quarter) was $86,944,912. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 8,324,747 shares of common stock outstanding at December 1, 2016.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2017 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.
FORM 10-K
For the fiscal year ended September 30, 2016

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

PART I
Item 1. Business

Alico, Inc. (“Alico”), was incorporated under the laws of the state of Florida in 1960.  Collectively with its subsidiaries (the "Company", "we", "us" or "our"), our business and operations are described below.  For detailed financial information with respect to our business and our operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 in this Annual Report on Form 10-K, and the accompanying Consolidated and Combined Financial Statements and the related Notes therein, which are included in Item 8. In addition, general information concerning our Company can be found on our website, the internet address of which is http://www.alicoinc.com. All of our filings with the SEC including, but not limited to, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases and information regarding corporate governance, including the charters of our audit, compensation, executive and nominating governance committees, as well as our code of business conduct and ethics are also available to be viewed or downloaded electronically at http://www.alicoinc.com. The information on our website is not part of this report or any other report we file with or furnish to the SEC.

Overview

Alico is an agribusiness and natural resources management company, with a legacy of achievement and innovation in citrus, cattle and resource conservation. The Company owns approximately 122,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands, Lee, Martin, Osceola and Polk) including approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves, cattle ranching and conservation.

During the fiscal year ended September 30, 2015, the Company acquired three Florida citrus properties for total consideration of approximately $363,000,000. These acquisitions make Alico one of the largest citrus producers in the United States of America.

Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

We manage our land based upon its primary usage and review its performance based upon two primary classifications - Orange Co. and Conservation and Environmental Resources. In addition, Other Operations include lease income from an aggregates mine and leases of oil extraction rights to third parties among other insignificant lines of business. We present our financial results and the related discussion based upon our three business segments (Orange Co., Conservation and Environmental Resources, and Other Operations).

Recent Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. The Company submitted its response proposing a dispersed water management project on a portion of its ranch land, and on December 11, 2014 the SFWMD approved a contract with the Company, and on September 29, 2015, the SFWMD amended the contract to extend it for an additional year.

The contract term is eleven years, and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of up to $12,000,000 for operations and maintenance costs as long as the project is in compliance with the contract.

Annual payments under the contract are subject to the SFWMD receiving funds for the project from the Florida Legislature and SFWMD Governing Board budget appropriation. Funding for the first year of the dispersed water management project was included in the budget approved in the 2016 legislative session.

Project permitting is in process and the Company intends to commence construction upon receipt of permits. Annual fixed payments will not commence until completion of construction.

Change in Fiscal Year of Subsidiary

As Alico, Inc. and 734 Citrus Holdings, LLC ("Silver Nip Citrus") were under common control at the time of the Merger (see Note 1. "Description of Business and Basis of Presentation" of Item 8. Financial Statements and Supplementary Data) it is required under accounting principles generally accepted in the United States of America ("U.S. GAAP") to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Consolidated and Combined Balance Sheets as of September 30, 2016 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities, instead of reflecting the fair market value of the assets and liabilities. Alico has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Silver Nip Citrus’ fiscal year end was June 30. Their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of September 30, 2016 and 2015 now includes the financial condition of Silver Nip Citrus as of September 30, 2016 and 2015, respectively. The Company’s results of operations for the fiscal years ended September 30, 2016 and 2015 now includes the Silver Nip Citrus results of operations for fiscal years ended September 30, 2016 and 2015, respectively. The Company’s results of operations for the fiscal year ended September 30, 2014 include the operating results of Silver Nip Citrus from the date common control began, November 19, 2013 through September 30, 2014. The impact of this change was not material to the Consolidated and Combined Financial Statements, with an approximate $492,000 decrease in total assets and an approximate net loss of $596,000 for the transition period related to this change included in Stockholders' Equity at September 30, 2015.

Operating Segments

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

Effective October 1, 2015, which was the first day of Alico's fiscal year 2016, the Company operates three business segments related to its various land holdings, as follows:

•
Orange Co. includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus.

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

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Orange Co.
Citrus Groves	47,127	Citrus Cultivation
Citrus Nursery	385	Citrus Tree Development
	47,512

Conservation and Environmental Resources	70,962	Cattle Production; Sod and Native Plant Sales; Leasing; Conservation

Other Operations
Farmland	1,825	Leasing
Other Land	1,485	Mining lease; Office

Total	121,784

Orange Co.

We own and manage citrus land in Alachua, DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, Osceola, Martin, and Hardee Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Orange Co. citrus groves totals approximately 48,000 gross acres or 39.1% of our land holdings.

Our citrus acreage is detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Plantable	Support & Other	Gross
Alachua County	—	—	—	—	385	385
DeSoto County	15,013	1,090	482	16,585	4,623	21,208
Polk County	4,558	95	—	4,653	2,152	6,805
Collier County	4,468	—	—	4,468	2,823	7,291
Hendry County	3,517	97	175	3,789	1,696	5,485
Charlotte County	1,730	—	138	1,868	635	2,503
Highlands County	1,093	—	—	1,093	131	1,224
Osceola County	937	—	—	937	426	1,363
Martin County	551	—	—	551	123	674
Hardee County	403	—	—	403	171	574
Total	32,270	1,282	795	34,347	13,165	47,512

Of the approximately 48,000 gross acres of citrus land we own and manage, approximately 13,200 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees but which are not capable of directly producing fruit. In addition, we own a citrus tree nursery and utilize the trees produced in our own operations. None of our citrus acreage is classified as available for sale. The approximately 34,300 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted in trees too young to commercially produce fruit) and acres that are fallow.

Our Orange Co. business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market are approximately 86.9% of Orange Co. revenues annually. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which contain approximately 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of citrus fruit. We produced approximately 51,400,000, 62,200,000 and 26,600,000 pound solids for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively, on boxes delivered to processing plants of approximately 8,829,000, 10,014,000 and 4,146,000, respectively.

The average pound solids per box was 5.82, 6.21 and 6.41 for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price.

The majority of our citrus produced for the processed citrus market in fiscal year 2016-2017 will be under minimum price contracts with a floor prices ranging from $2.05 to $2.15 per pound solids. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh market constitute approximately 3.8% of our Orange Co. revenues annually. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 402,000, 466,000 and 213,000 fresh fruit boxes for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The majority of our citrus to be produced for the fresh citrus market in fiscal year 2016-2017 is under fixed price contracts.

Revenues from our Orange Co. operations were approximately 95.2%, 95.5% and 71.9% of our total operating revenues for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Conservation and Environmental Resources

We own and manage Conservation and Environmental Resources land in Collier and Hendry Counties and engage in cattle production, sod and native plant sales, land leasing for recreational and grazing purposes and conservation activities. Of our land holdings, Conservation and Environmental Resources totals approximately 71,000 gross acres or 58.3% of our total acreage.

Our Conservation and Environmental Resources acreage is detailed in the following table as of September 30, 2016:

Acreage
Hendry County	66,940
Collier County	4,022
Total	70,962

We frequently lease the same acreage for more than one purpose. The portion of our Conservation and Environmental Resources acreage that is leased for each purpose is detailed in the table below:

	Grazing	Recreational
Hendry County	1,282	51,686
Collier County	4,000	3,493
Glades County	145	—

Our cattle operation is engaged in the production of beef cattle and is located in Hendry and Collier Counties. The breeding herd consists of approximately 8,700 cows and bulls and we plan to increase the size of our herd in the near future to the extent practicable. We primarily sell our calves to feed yards and yearling grazing operations in the United States. We also sell cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for our cattle. We believe that the loss of any one or a few of these buyers would not have a material effect on our cattle operations.

Revenues from our Conservation and Environmental Resources operations were approximately 4.0%, 3.6% and 7.9% of total operating revenues for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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

Competition

The orange and specialty citrus markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Citrus is grown domestically in several states including Florida, California, Arizona and Texas, as well as foreign countries, most notably Brazil. Competition is impacted by several factors including quality, production, demand, brand recognition, market prices, weather, disease, export/import restrictions and foreign currency exchange rates. Beef cattle are produced throughout the United States and domestic beef sales also compete with imported beef.

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

Employees

As of September 30, 2016, we had 333 full-time employees. Our employees work in the following divisions:

Orange Co.	298
Conservation and Environmental Resources	6
Corporate, General, Administrative and Other	29
Total employees	333

Seasonal Nature of Business

Revenues from our agricultural business operations are seasonal in nature. The following table illustrates the seasonality of our agri-business revenues:

Fiscal Year
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept

Harvest Fresh and Early/Mid Varieties of Oranges

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

Item 1A. Risk Factors

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

Citrus greening is one of the most serious citrus plant diseases in the world. Once a tree is infected, its productivity generally decreases. While the disease poses no threat to humans or animals, it has devastated citrus crops throughout the United States and abroad. Named for its green, misshapen fruit, citrus greening disease has now killed millions of citrus plants in the southeastern United States and has spread across the entire country. Infected trees produce fruits that are green, misshapen and bitter, unsuitable for sale as fresh fruit or for juice. Infected trees can die within a few years. At the present time, there is no known cure for citrus greening once trees are infected. Primarily as a result of citrus greening, orange production in the State of Florida has continued

to drop and according to the U.S. Department of Agriculture Florida had its smallest orange harvest in 52 years in the 2015-2016 harvest season. The upcoming 2016-2017 Florida harvest season is expected to decline even further. The USDA's forecast of approximately 72,000,000 boxes of oranges for the 2016-2017 season is down more than 13 percent from the approximately 81,600,000 boxes harvested last season and represents a decline of more than 52 percent since the time citrus greening was discovered at approximately 150,000,000 boxes during the 2004-05 season.

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

Our citrus groves are geographically concentrated in Florida and the effects of adverse weather conditions including hurricanes and tropical storms could adversely affect our results of operations and financial position.

Our citrus operations are concentrated in central and south Florida with our groves located in parcels in Alachua, DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, Osceola, Martin and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops, affect cattle breeding and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus and cattle operations and could result in a loss of operating revenues from those products for a multi-year period. We seek to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or cattle.

A significant and increasing portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.

Our revenues from our citrus business were approximately 95.2%, 95.5% and 71.9% of our operating revenues in fiscal years 2016, 2015 and 2014, respectively. As a result of our recently announced acquisitions of three Florida citrus properties and the disposition of our sugarcane lands, the percentage of our operating revenues derived from our citrus business has increased significantly. These acquisitions resulted in our citrus division being one of the largest citrus producers in the United States and since we will not be as diversified as we have been previously, we will be more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall business results.

We maintain a significant amount of indebtedness which could adversely affect our financial condition, results of operations or cash flows and may limit our operational and financing flexibility and negatively impact our business.

As of September 30, 2016 we had approximately $197,000,000 in principal amount of indebtedness outstanding under our secured credit facilities and an additional $80,000,000 is available under our revolving lines of credit. Our loan agreements, and other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur and there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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

Surface water in Hendry County, where much of our agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and a system of canals used to irrigate such land. The Army Corps of Engineers controls the level of Lake Okeechobee and ultimately determines the availability of surface water even though the use of water has been permitted by the state of Florida through the water management district. The Army Corps of Engineers decided in 2010 to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levee surrounding the lake to restrain rising waters which could result from hurricanes. Changes in availability of surface water use may result during times of drought, because of lower lake levels and could materially adversely affect our agricultural operations, financial condition, results of operations and cash flows.

Our recent acquisitions of three Florida citrus properties and the acquisition of additional agricultural assets and other businesses could pose risks.

We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. In fiscal year 2015, we acquired three Florida citrus properties, including Orange-Co and Silver Nip Citrus, which resulted in our citrus division being one of the largest citrus producers in the United States. While we expect that our acquisitions will successfully complement our business, we may fail to realize all of the anticipated benefits of these acquisitions, which could reduce our anticipated results. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, or obtain any financing that may be needed to consummate such acquisitions or complete proposed acquisitions. Acquisitions by us could result in accounting changes, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends, debt service payments, integration issues and diversion of management’s attention, any of which could adversely affect our business, results of operations, financial condition, and cash flows. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operation and financial condition.

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

We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such acquisitive transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of property or equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.

These transactions may present significant risks such as insufficient assets to offset liabilities assumed, potential loss of significant operating revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain financial covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition, results of operations or cash flows. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.

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

Our citrus business is seasonal.

Our citrus groves produce the majority of our annual operating revenues and the citrus business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our planting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year or in future quarters. If our operating revenues in the second and third quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results.

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

In the fiscal years ended September 30, 2016, 2015 and 2014 we paid approximately $3,196,000, $4,054,000 and $2,291,000, respectively, in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $89,922,000, $123,617,000 and $74,105,000 for each of the fiscal years ended September 30, 2016, 2015 and 2014, respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $533,617,000, $652,891,000 and $518,112,000, respectively.

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

Our agricultural business involves the use of herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances. We may be deemed liable and have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages, or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, if we are required to pay significant costs or damages, it could materially adversely affect our business, results of operations, financial condition and cash flows.

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

734 Investors, LLC ("734 Investors") and its two controlling persons, Remy Trafelet and George Brokaw, together beneficially own approximately 59% of our outstanding common stock as of December 1, 2016. Accordingly, by virtue of its ownership percentage, 734 Investors is able to elect all of our directors and officers, and has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination. Additionally, potential conflicts of interest could exist when we enter into related party transactions with 734 Investors such as the Silver Nip Citrus merger we entered into on February 28, 2015. The terms of the merger were negotiated and considered by a special committee comprised entirely of independent and disinterested members of our Board of Directors.

We are a “Controlled Company” under the NASDAQ Listing Rules and therefore are exempt from certain corporate governance requirements, which could reduce the influence of independent directors.

We are a “Controlled Company” under NASDAQ listing rules, because more than 50% of the voting power of our outstanding common stock is controlled by 734 Investors and its two controlling persons, Remy Trafelet and George Brokaw. As a consequence, we are exempt from certain NASDAQ requirements including the requirement that:

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

Our largest stockholder, 734 Investors, beneficially owns approximately 59% of our outstanding common stock as of December 1, 2016. Our common stock is thinly traded and our common stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by 734 Investors or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

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

We have historically paid regular quarterly dividends to the holders of our common stock. Dividends were reduced beginning in the third fiscal quarter of 2014 in order to retain cash which increases our flexibility to reinvest in our business and pursue growth opportunities consistent with our mission. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board of Directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient cash surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our Board of Directors may, in its discretion, decrease the level of cash dividends or entirely discontinue the payment of cash dividends. The reduction or elimination of cash dividends may negatively affect the market price of our common stock.

There can be no assurance that we will continue to repurchase shares of our common stock.

In fiscal year 2016, our Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017. Our share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2016, we owned approximately 122,000 acres of land located in twelve counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Lee	Alachua	Charlotte	Hardee	Highlands	Martin	Osceola
Orange Co.:
Citrus Groves	47,127	5,485	6,805	7,291	21,208	—	—	—	2,503	574	1,224	674	1,363
Citrus Nursery	385	—	—	—	—	—	—	385	—	—	—	—	—
Total Citrus Groves	47,512	5,485	6,805	7,291	21,208	—	—	385	2,503	574	1,224	674	1,363

Improved Farmland:
Irrigated	1,825	1,825	—	—	—	—	—	—	—	—	—	—	—

Conservation and Environmental Resources	70,962	66,940	—	4,022	—	—	—	—	—	—	—	—	—
Commercial	2	—	—	—	—	—	2	—	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—	—	—	—	—
Other	957	957	—	—	—	—	—	—	—	—	—	—	—
Total	121,784	75,207	6,805	11,313	21,208	526	2	385	2,503	574	1,224	674	1,363

Approximately 61,000 acres of the properties listed are encumbered by credit agreements totaling approximately $202,200,000 as of September 30, 2016. For a more detailed description of the credit agreements and collateral please see Note 5. “Long-Term Debt and Lines of Credit” and Note 19. "Subsequent Events" in the accompanying Notes to the Consolidated and Combined Financial Statements.

We currently collect mining royalties on approximately 526 acres of land located in Glades County, Florida. These royalties do not represent a significant portion of our operating revenues or gross profits. We have identified 850 acres on our Hendry County land that may have potential to be used as a sand mine. The Hendry County parcel is currently classified as other land.

Item 3. Legal Proceedings

On March 11, 2015, a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus, 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip Citrus by Alico (the “Merger”). The complaint alleged that Alico’s directors at the time of the Merger, 734 Investors and 734 Agriculture breached fiduciary duties to Alico stockholders in connection with the Merger and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit sought, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015, a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”), was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip Citrus, 734 Investors and 734 Agriculture in connection with the Merger of Silver Nip Citrus by Alico. The complaint alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors; unjust enrichment against three of the directors; and aiding and abetting breach of fiduciary duty against Silver Nip Citrus, 734 investors and 734 Agriculture. The lawsuit sought, among other things, rescission of the Merger, an injunction prohibiting certain payments to Silver Nip Citrus members, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

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

On October 16, 2015, the lead plaintiff in the Consolidated Action reported to the Court that the parties reached an agreement in principle to settle the Consolidated Action and other claims related to the Merger and that they were in the process of formally documenting their agreements. The proposed settlement contemplated that Alico would adopt certain changes to its corporate governance practices, policies and procedures concerning related party transactions; the Consolidated Action would be dismissed; and all claims that were or could have been asserted challenging any aspect of the Merger would be released. On March 31, 2016, the parties entered into a Stipulation of Settlement.  The parties filed an Amended Stipulation of Settlement with the Court on April 22, 2016.

On April 28, 2016, the Court entered an order preliminarily approving the settlement and providing for notice to relevant Alico shareholders.  Notice of the settlement was mailed to relevant Alico shareholders and a settlement hearing was held on September 12, 2016, during which the Court considered the fairness, reasonableness and adequacy of the settlement and plaintiffs' counsel’s request for an award of attorneys' fees and expenses.

Following the settlement hearing on September 12, 2016, the Court entered a final order and judgment that approved the settlement as fair, reasonable and adequate; directed the parties to consummate the settlement according to its terms; awarded plaintiffs’ counsel attorneys’ fees and expenses; and dismissed the Consolidated Action with prejudice.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party to or of which any of its property is subject to that it believes will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock is traded on the NASDAQ Global Market under the symbol ALCO. The high and low sales prices of our common stock in each quarter in the fiscal years 2016 and 2015 are presented below:

	2016 Price		2015 Price
	High	Low	High	Low
Quarter Ended:
December 31	$45.82	$37.55	$51.83	$34.67
March 31	$38.56	$20.99	$58.10	$43.80
June 30	$32.66	$26.02	$52.74	$44.52
September 30	$31.95	$26.50	$48.94	$37.16

Holders

On December 1, 2016, our stock transfer records indicate there were 260 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one stockholder.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

The following table presents cash dividends per share of our common stock declared in fiscal years ended September 30, 2016, 2015, and 2014:

Declaration Date	Record Date	Payment Date	Per Common Share
December 18, 2013	March 31, 2014	April 14, 2014	$0.12
July 10, 2014	September 30, 2014	October 15, 2014	$0.06
October 2, 2014	December 31, 2014	January 15, 2015	$0.06
February 27, 2015	March 31, 2015	April 15, 2015	$0.06
June 4, 2015	June 30, 2015	July 15, 2015	$0.06
September 14, 2015	September 30, 2015	October 15, 2015	$0.06
December 11, 2015	December 31, 2015	January 15, 2016	$0.06
March 8, 2016	March 31, 2016	April 15, 2016	$0.06
May 11, 2016	June 30, 2016	July 15, 2016	$0.06
September 6, 2016	September 30, 2016	October 14, 2016	$0.06

 Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2011 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
Sept 11
Sept 12
Sept 13
Sept 14
Sept 15
Sept 16
Alico, Inc.
S&P 500 Index
S&P Agricultural Products Index
Peer Group

		INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	Sept 11	Sept 12	Sept 13	Sept 14	Sept 15	Sept 16
Alico, Inc.	100	160.87	213.75	199.68	213.84	142.63
S&P 500 Index	100	130.20	155.39	186.05	184.91	213.44
S&P Agricultural Products Index	100	118.89	159.25	211.02	181.47	209.24
Peer Group	100	135.23	155.40	182.88	150.08	179.36

(Includes reinvestment of dividends)

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

Recent Sale of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

In fiscal year 2015, our Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s outstanding common stock beginning March 26, 2015 and continuing through December 31, 2016 (the “2015 Authorizations"). Through September 30, 2016, we had repurchased 170,000 common shares in accordance with the fiscal year 2015 Authorizations. The stock repurchases under the 2015 Authorizations were made through open market transactions at times and in such amounts as our broker determined subject to the provisions of SEC Rule 10b-18.

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

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). The stock repurchases will be made through open market transactions at times and in such amounts as the Company’s broker determine subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the fiscal year ended September 30, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.

The following table describes our purchases of our common stock during the fourth quarter of 2016 for the 2016 Authorizations:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
Date:
July 2016	—	$—	—	50,000
August 2016	—	$—	—	50,000
September 2016	—	$—	—	50,000

We do not anticipate that any purchases under our Board of Directors’ authorizations will be made from any officer, director or control person.

We purchased 64,136 and 14,310 shares of common stock in the open market during the first and second quarters of fiscal year 2016, respectively, at a weighted average price of $40.04 per common share in accordance with 2015 Authorizations.

Item 6. Selected Financial Data

The following tables present selected historical consolidated and combined financial information as of and for each of the fiscal years in the five-year period ended September 30, 2016. The Consolidated and Combined Financial Statements as of and for the fiscal years ended September 30, 2016, 2015 and 2014 include combined financial statement balances with Silver Nip Citrus, as result of our common control acquisition in February 2015.

The selected historical financial data presented below should be reviewed in conjunction with our Consolidated and Combined Financial Statements and the accompanying Notes thereto, included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)
	September 30,
	2016	2015	2014	2013	2012
Selected Statement of Operations Information:
Operating revenues	$144,196	$153,126	$104,003	$101,661	$127,187
Income from operations	$21,846	$19,505	$9,383	$11,935	$23,742
Net income attributable to common stockholders	$6,993	$13,214	$9,495	$19,646	$18,489
Basic earnings per common share	$0.84	$1.64	$1.29	$2.69	$2.51
Diluted earnings per common share	$0.84	$1.64	$1.29	$2.67	$2.51
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.36	$0.20

Selected Balance Sheet Information:
Cash and cash equivalents	$6,625	$5,474	$31,130	$24,583	$13,328
Property and equipment, net	$379,247	$381,099	$142,610	$131,071	$122,834
Total assets	$458,662	$460,088	$273,613	$198,840	$185,083
Current portion of long-term debt	$4,493	$4,511	$3,581	$2,000	$3,267
Long-term debt, net of current portion	$192,726	$200,970	$68,769	$34,000	$36,633
Total Alico, Inc. stockholders' equity	$173,490	$170,704	$162,487	$142,736	$127,846
Noncontrolling interest	$4,773	$4,807	$—	$—	$—

During the fiscal year ended September 30, 2012, we utilized cash from operating and investing activities to reduce our outstanding debt by approximately $17,258,000, resulting in a reduction in long-term debt obligations. Net income includes a gain on sale of real estate of approximately $9,113,000 on the sale of land and impairment charges of approximately $1,918,000 on assets held for sale.

During the fiscal year ended September 30, 2013, net income includes the gain on sale of assets of approximately $20,300,000 related to the closing of the Conservation Easement in fiscal 2013.

During the fiscal year ended September 30, 2014, net income includes the gain on sale of assets of approximately $7,748,000 related primarily to the Polk and Martin County land sales and a gain on settlement of contingent consideration of $6,000,000.

During the fiscal year ended September 30, 2015, net income includes the gain on sale of assets of approximately $13,590,000 related to the sale of real estate, approximately $8,366,000 of interest expense, approximately $1,051,000 loss on extinguishment of debt related to the refinancing of our debt obligations, approximately $1,145,000 gain on bargain purchase related to acquisition of citrus business and an impairment charge of approximately $541,000 on an asset held for sale.

During the fiscal year ended September 30, 2016, net income includes the gain on sale of assets of approximately $618,000 related to the sale of real estate and approximately $9,893,000 of interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated and Combined Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from citrus greening and citrus canker; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company, with by a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 122,000 acres of land in twelve Florida counties which includes approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves, cattle ranching and conservation, and related support operations. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns, opportunistically acquiring new agricultural assets and producing high quality agricultural products while exercising responsible environmental stewardship.

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

•
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2016. Our discussion is presented on a consolidated and combined basis and includes discussion on future trends by segment.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three fiscal years ended September 30, 2016 and our outstanding debt, commitments and cash resources as of September 30, 2016.

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

Business Overview

Business Description

The Company generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three segments and substantially all of its operating revenues are generated in the United States. During the fiscal year ended September 30, 2016, the Company generated operating revenues of approximately $144,196,000, income from operations of approximately $21,846,000, and net income attributable to common stockholders of approximately $6,993,000. Cash provided by operations was approximately $30,357,000 during the fiscal year ended September 30, 2016.

Fiscal Year Highlights and Other Developments

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

Change in Fiscal Year of Subsidiary

As Alico, Inc. and 734 Citrus Holdings, LLC ("Silver Nip Citrus") were under common control at the time of the Merger, it is required under accounting principles generally accepted in the United States of America ("U.S. GAAP") to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Consolidated and Combined Balance Sheets as of September 30, 2016 and 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities, instead of reflecting the fair market value of the assets and liabilities. Alico has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Silver Nip Citrus’ fiscal year end was June 30. Their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of September 30, 2016 and 2015 now includes the financial condition of Silver Nip Citrus as of September 30, 2016 and 2015, respectively. The Company’s results of operations for the fiscal years ended September 30, 2016 and 2015 now includes the Silver Nip Citrus results of operations for fiscal years ended September 30, 2016 and 2015, respectively. The Company’s results of operations for the fiscal year ended September 30, 2014 include the operating results of Silver Nip Citrus from the date common control began, November 19, 2013 through September 30, 2014. The impact of this change was not material to the Consolidated and Combined Financial Statements, with an approximate $492,000 decrease in total assets and an approximate net loss of $596,000 for the transition period related to this change included in Stockholders' Equity at September 30, 2015.

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

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired approximately 51% of the Company’s outstanding common stock. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Agriculture is able to elect all of the Directors and, consequently, control the Company.

734 Agriculture has control over both Silver Nip Citrus and the Company. Therefore, the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly-owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000 and other liabilities totaled $8,446,000. The Company acquired assets with a book value of approximately $65,739,000 and total net assets of $17,015,000. The common shares issued were recorded at the carrying amount of the net assets transferred.

As of September 30, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for the 2014-2015 citrus harvest season. The Members are not expected to receive any additional Company common shares related to the 2014-2015 harvest season.

Orange-Co, LP Acquisition

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP pursuant to an Asset Purchase Agreement, which we refer to as the Orange-Co, LP Purchase Agreement, dated as of December 1, 2014 and 51% of the ownership interests of Citree Holdings 1, LLC ("Citree"). The assets purchased include approximately 21,000 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of $2,060,000 in cash acquired and $4,838,000 in fair value attributable to the noncontrolling interest in Citree, including: (1) $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term debt; (2) $7,500,000 in additional cash consideration to be released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (3) the refinancing of Orange-Co, LP’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000; and (4) the assumption of certain other liabilities totaling $4,705,000. On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration, as contemplated by the Orange-Co Purchase Agreement. The Company's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment (see Note 3, "Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements).

Consolidated and Combined Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended September 30, 2016, 2015 and 2014:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2015	2014	$	%
Operating revenues:
Orange Co.	$137,282	$146,147	$(8,865)	(6.1)%	$146,147	$74,768	$71,379	95.5%
Conservation and Environmental Resources	5,669	5,394	275	5.1%	5,394	8,172	(2,778)	(34.0)%
Other Operations	1,245	1,585	(340)	(21.5)%	1,585	21,063	(19,478)	(92.5)%
Total operating revenues	144,196	153,126	(8,930)	(5.8)%	153,126	104,003	49,123	47.2%

Gross profit:
Orange Co.	34,935	35,911	(976)	(2.7)%	35,911	19,812	16,099	81.3%
Conservation and Environmental Resources	(724)	586	(1,310)	(223.5)%	586	2,049	(1,463)	(71.4)%
Other Operations	848	(498)	1,346	(270.3)%	(498)	(667)	169	(25.3)%
Total gross profit	35,059	35,999	(940)	(2.6)%	35,999	21,194	14,805	69.9%

General and administrative expenses	13,213	16,494	(3,281)	(19.9)%	16,494	11,811	4,683	39.6%
Income from operations	21,846	19,505	2,341	12.0%	19,505	9,383	10,122	107.9%
Total other (expense) income, net	(9,366)	4,583	(13,949)	(304.4)%	4,583	11,495	(6,912)	(60.1)%
Income before income taxes	12,480	24,088	(11,608)	(48.2)%	24,088	20,878	3,210	15.4%
Provision for income taxes	5,521	10,905	(5,384)	(49.4)%	10,905	11,383	(478)	(4.2)%
Net income	6,959	13,183	(6,224)	(47.2)%	13,183	9,495	3,688	38.8%
Net loss attributable to noncontrolling interests	34	31	3	9.7%	31	—	31	—%
Net income attributable to Alico, Inc. common stockholders	$6,993	$13,214	$(6,221)	(47.1)%	$13,214	$9,495	$3,719	39.2%

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2016, 2015 and 2014:

	Fiscal Year Ended
	September 30,
	2016	2015	2014
Operating revenues:
Orange Co.	95.2%	95.5%	71.9%
Conservation and Environmental Resources	4.0%	3.6%	7.9%
Other Operations	0.8%	0.9%	20.2%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:

Orange Co.

The table below presents key operating measures for the fiscal years ended September 30, 2016, 2015 and 2014:

(in thousands, except per box and per pound solids data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2016	2015	Unit	%	2015	2014	Unit	%
Operating Revenues:
Early and Mid-Season	$43,909	$51,926	$(8,017)	(15.4)%	$51,926	$25,273	$26,653	105.5%
Valencias	75,311	76,624	(1,313)	(1.7)%	76,624	34,095	42,529	124.7%
Fresh Fruit	5,173	6,116	(943)	(15.4)%	6,116	2,343	3,773	161.0%
Purchase and Resale of Fruit	8,188	7,970	218	2.7%	7,970	10,096	(2,126)	(21.1)%
Other	4,701	3,511	1,190	33.9%	3,511	2,961	550	18.6%
Total	$137,282	$146,147	$(8,865)	(6.1)%	$146,147	$74,768	$71,379	95.5%
Boxes Harvested:
Early and Mid-Season	3,634	4,445	(811)	(18.2)%	4,445	2,003	2,442	121.9%
Valencias	5,195	5,569	(374)	(6.7)%	5,569	2,143	3,426	159.9%
Total Processed	8,829	10,014	(1,185)	(11.8)%	10,014	4,146	5,868	141.5%
Fresh Fruit	402	466	(64)	(13.7)%	466	213	253	118.8%
Total	9,231	10,480	(1,249)	(11.9)%	10,480	4,359	6,121	140.4%
Pound Solids Produced:
Early and Mid-Season	20,167	26,139	(5,972)	(22.8)%	26,139	12,321	13,818	112.1%
Valencias	31,237	36,083	(4,846)	(13.4)%	36,083	14,237	21,846	153.4%
Total	51,404	62,222	(10,818)	(17.4)%	62,222	26,558	35,664	134.3%
Pound Solids per Box:
Early and Mid-Season	5.55	5.88	(0.33)	(5.6)%	5.88	6.15	(0.27)	(4.4)%
Valencias	6.01	6.47	(0.46)	(7.1)%	6.47	6.64	(0.17)	(2.6)%
Price per Pound Solids:
Early and Mid-Season	$2.18	$1.99	$0.19	9.5%	$1.99	$2.05	$(0.06)	(2.9)%
Valencias	$2.41	$2.12	$0.29	13.7%	$2.12	$2.39	$(0.27)	(11.3)%
Price per Box:
Fresh Fruit	$12.85	$13.12	$(0.27)	(2.1)%	$13.12	$11.00	$2.12	19.3%
Operating Expenses:
Cost of Sales	$64,824	$73,696	$(8,872)	(12.0)%	$73,696	$30,106	$43,590	144.8%
Harvesting and Hauling	25,949	26,034	(85)	(0.3)%	26,034	12,463	13,571	108.9%
Purchase and Resale of Fruit	7,815	7,652	163	2.1%	7,652	9,972	(2,320)	(23.3)%
Other	3,759	2,854	905	31.7%	2,854	2,415	439	18.2%
Total	$102,347	$110,236	$(7,889)	(7.2)%	$110,236	$54,956	$55,280	100.6%

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our fiscal year produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our growing cycles.

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
The decrease in revenues for the fiscal year ended September 30, 2016, as compared to the fiscal year ended September 30, 2015, was primarily due to the harvesting of approximately 1,185,000 fewer boxes of fruit and lower pound solids per box on higher price per pound solids. The resale of third party fruit increased by approximately 6,000 boxes for the fiscal year ended September 30, 2016, as compared to the fiscal year ended September 30, 2015. The increase in other revenues primarily relates to an additional 169,000 boxes contracted for harvest and haul for a third party, as compared to the fiscal year ended September 30, 2015.

The increase in revenues for the fiscal year ended September 30, 2015, as compared to fiscal year ended September 30, 2014, was primarily due to the acquisition of the assets of Orange-Co, LP in December 2014. Acquisition-related revenues were approximately $72,600,000 for the fiscal year ended September 30, 2015. Acquisition revenues represented approximately 52.0% of total citrus grove revenues for the fiscal year ended September 30, 2015. In addition, acquisition-related boxes harvested and pound solids produced were approximately 5,300,000 and 33,300,000 for the fiscal year ended September 30, 2015, which represented approximately 50.6% and 53.6% of our total boxes harvested and pound solids produced for the fiscal years ended September 30, 2015. We included the financial results of the acquired assets of Orange-Co, LP in the accompanying Consolidated and Combined Financial Statements from the date of acquisition, December 2014.

Total boxes harvested in fiscal year 2016 declined by approximately 11.9%, as compared to fiscal year 2015. Pound solids per box also declined by approximately 5.6% and 7.1% for the Early and Mid-Season and Valencia oranges, respectively, which resulted in approximately 10,818,000 less pound solids sold in fiscal year 2016 as compared to fiscal year 2015. The increases in boxes harvested and pound solids produced in fiscal year 2015, as compared to fiscal year 2014, were a result of the Orange-Co acquisition as well as Silver Nip Citrus' acquisition of the TRB grove and the acquisition of Crossing Grove (see Note 3, "Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements). Excluding these acquisitions, total boxes harvested declined by approximately 4.0%, as compared to fiscal year 2014. Pound solids per box also declined by approximately 4.4% and 2.4% for the Early and Mid-Season and Valencia oranges, respectively.

These declines in both boxes harvested and pound solids produced in fiscal years 2016 and 2015 are believed to be mainly driven by growing season fluctuations in production which may have been attributable to various factors, including extreme weather patterns such as higher than normal temperatures during the Early and Mid-season harvest impacting all varieties and El Nino impacting the pound solids per box. Other factors include changes in weather impacting bloom, horticultural practices, and the effects of diseases and pests, including Citrus Greening. The industry and the Company both continue to experience premature fruit drop, as well as smaller-sized fruit as a result of the factors described above. Additionally, on March 4, 2016, the Florida Commissioner of Agriculture exercised his authority under the Section 1B Emergency Exemptions provisions of the Federal Insecticide, Fungicide and Rodenticide Act to allow use of certain foliar bactericide applications. The Environmental Protection Agency approved the emergency exception effective August 15, 2016 through December 31, 2016. The Florida Department of Agriculture and Consumer Services, at that time, will make a determination as to whether or not to request emergency exceptions for the next calendar year. These bactericides are approved and successfully applied on other permanent crops throughout the United States. Orange Co. began application of these bactericides to all of its groves in April 2016. The Company is encouraged by the potential of foliar bactericide treatments to enhance the overall health of citrus trees and thereby mitigate the impact of citrus greening.

The USDA, in its November 9, 2016 Citrus Crop Forecast for the 2016-17 harvest season, indicated that the Florida orange crop will decrease from approximately 81,600,000 boxes for the 2015-16 crop year to approximately 72,000,000 boxes for the 2016-17 crop year, a decrease of approximately 11.8%.  The 2015-16 Florida orange crop declined by approximately 15,350,000 boxes or approximately 15.8% compared to the 2014-15 crop.

We estimate our 2017 processed boxes will decrease by approximately 4.5% compared to our fiscal year 2016 processed boxes, on a per acre basis. For fiscal year 2017, we expect that the forecasted 14.2% decrease in the size of the statewide crop could cause the price per pound solids for fiscal year 2017 to be above the price per pound solid for fiscal year 2016.  We expect that our operating expenses for fiscal year 2017 will remain consistent with fiscal year 2016 on a per acre basis.

The decrease in gross profit for fiscal year 2016, as compared to fiscal year 2015 related primarily to decreased revenues of approximately $8,865,000 discussed above partially offset by decreased operating expenses of approximately $7,889,000 primarily related to decreased cost of sales. The increase in gross profit for the fiscal year ended September 30, 2015, as compared to fiscal year ended September 30, 2014, was primarily due to the acquisition of the assets of Orange-Co, LP in December 2014. Acquisition-related gross profit was approximately $17,900,000 for the fiscal year ended September 30, 2015.

Conservation and Environmental Resources

The table below presents key operating measures for the fiscal years ended September 30, 2016, 2015 and 2014:

(in thousands, except per pound data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2016	2015	Unit	%	2015	2014	Unit	%
Revenue From:
Sale of Calves	$4,078	$3,805	$273	7.2%	$3,805	$5,735	$(1,930)	(33.7)%
Sale of Culls	526	511	15	2.9%	511	1,118	(607)	(54.3)%
Land Leasing	852	851	1	0.1%	851	981	(130)	(13.3)%
Other	213	227	(14)	(6.2)%	227	338	(111)	(32.8)%
Total	$5,669	$5,394	$275	5.1%	$5,394	$8,172	$(2,778)	(34.0)%
Pounds Sold:
Calves	2,503	1,550	953	61.5%	1,550	2,964	(1,414)	(47.7)%
Culls	714	446	268	60.1%	446	1,181	(735)	(62.2)%
Price Per Pound:
Calves	$1.63	$2.45	$(0.82)	(33.5)%	$2.45	$1.93	$0.52	26.9%
Culls	$0.74	$1.15	$(0.41)	(35.7)%	$1.15	$0.95	$0.20	21.1%
Operating Expenses:
Cost of Calves Sold	$3,395	$2,248	$1,147	51.0%	$2,248	$3,569	$(1,321)	(37.0)%
Cost of Culls Sold	299	220	79	35.9%	220	456	(236)	(51.8)%
Land Leasing Expenses	298	214	84	39.3%	214	274	(60)	(21.9)%
Water Conservation	2,322	2,126	196	9.2%	2,126	1,793	333	18.6%
Other	79	—	79	NM	—	31	(31)	(100.0)%
Total	$6,393	$4,808	$1,585	33.0%	$4,808	$6,123	$(1,315)	(21.5)%
NM - Not Meaningful

Ranch

The increase in revenues from the sale of calves in fiscal year 2016, as compared to fiscal year 2015, is primarily due to the increase in pounds sold, partially offset by a decrease in price per pound. The slight increase in revenues from the sale of culls in fiscal year 2016, as compared to fiscal year 2015, results from an increase in pounds sold, partially offset by a decrease in price per pound. The decrease in gross profit for fiscal year 2016, as compared to fiscal year 2015, relates primarily to the decrease in price per pound sold for calves and culls. The decrease in pounds sold during fiscal year 2015 relates primarily to the timing of calf sales and retaining calves to maintain the breeding herd. Approximately 892 calves from fiscal 2016 will be retained.

The decrease in revenues from the sale of calves in fiscal year 2015, as compared to fiscal year 2014, is primarily due to the decrease in pounds sold, partially offset by an increase in price per pound. The decrease in revenues from the sale of culls in fiscal year 2015, as compared to fiscal year 2014, results from a decrease in pounds sold, partially offset by an increase in price per pound. The decrease in gross profit for fiscal year 2015, as compared to fiscal year 2014, relates primarily to the decrease in pounds sold of beef, offset by the increase in the price per pound sold for calves and culls. The decrease in pounds sold during fiscal year 2015 relates primarily to the timing of calf sales and retaining calves to maintain the breeding herd. Approximately 950 calves were retained.

For fiscal year 2017, we expect to have a breeding herd of approximately 8,800 cows which includes retaining an additional 1,200 calves to further expand the breeding herd. We expect that the price per pound of beef sold will be approximately 10.0% less than fiscal year 2016 and will sell total pounds of beef in line with fiscal year 2016. We expect operating expenses for fiscal year 2017 to remain relatively consistent with fiscal year 2016.

Conservation

In December 2012, the SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2016/2017 fiscal year was recently approved and included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. It is anticipated that payments under the contract should commence in fiscal year 2017. Operating expenses were approximately $2,322,000, $2,126,000 and $1,793,000 for the three years ended September 30, 2016, 2015 and 2014, respectively.

Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2016, 2015 and 2014:

(in thousands, except per net standard ton and per acre data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2016	2015	Unit	%	2015	2014	Unit	%
Revenue From:
Sale of Sugarcane	$—	$—	$—	—	$—	$17,428	$(17,428)	(100)%
Molasses Bonus	—	—	—	—	—	817	(817)	(100)%
USSC Lease	—	503	(503)	(100)%	503	1,389	(886)	(63.8)%
Other Leases	1,245	1,082	163	15.1%	1,082	1,429	(347)	(24.3)%
Total	$1,245	$1,585	$(340)	(21.5)%	$1,585	$21,063	$(19,478)	(92.5)%
Net Standard Tons Sold	—	—	—	—	—	590	(590)	NM
Price Per Net Standard Ton:
Sale of Sugarcane	$—	$—	$—	—	—	$29.54	$(29.54)	(100)%
Molasses	—	—	—	—	—	1.38	(1.38)	(100)%
Net Standard Tons/Acre	—	—	—	—	—	35.20	(35.2)	(100)%
Operating Expenses:
Cost of Sales	$—	$—	$—	—	$—	$14,368	$(14,368)	(100)%
Harvesting and Hauling	—	—	—	—	—	3,759	(3,759)	(100)%
Land Leasing Expenses	397	1,608	(1,211)	(75.3)%	1,608	3,603	(1,995)	(55.4)%
Guarantee Payment to Global	—	475	(475)	(100)%	475	—	475	NM
Total	$397	$2,083	$(1,686)	(80.9)%	$2,083	$21,730	$(19,647)	(90.4)%
NM = Not material

On May 19, 2014, the Company entered into a triple net agricultural lease with its sole sugarcane customer, USSC, on approximately 19,181 acres of land planted or plantable to sugar in Hendry County, Florida. As a result of the lease, the Company was no longer directly engaged in sugarcane farming. The annual base rent under the USSC Lease was approximately $3,548,000 and the Company recognized approximately $503,000 and $1,389,000 for the fiscal years ended September 30, 2015 and 2014, respectively.

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing to Global for $97,913,921 in cash. The USSC Lease was assigned to Global in conjunction with the land sale. As a result of the disposition of our sugarcane land, we are no longer involved in sugarcane and, as of November 1, 2014, the Improved Farmland segment is no longer material to our business and is now included in the Other Operations segment.

The sales price is subject to post-closing adjustments over a ten (10)-year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, approximately $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. The USSC Lease is tied to the market price of sugar, and a guarantee payment is required annually, in advance, to supplement the rent paid by USSC in the event that the sugar prices are below certain thresholds. In fiscal year 2015, the sugar prices did not rise above the threshold and the Company paid approximately $475,000 to Global.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2016 were approximately $13,213,000 compared to approximately $16,494,000 for the fiscal year ended September 30, 2015. The decrease in general and administrative expenses in fiscal year 2016 relates primarily to an approximate $4,700,000 decrease in professional and legal fees associated with the Orange-Co, LP and Silver Nip acquisitions in fiscal year 2015 and an approximate $138,000 decrease in separation and consulting agreement expenses, offset by certain fiscal year 2016 expenses including approximately $506,000 in legal fees and settlement charges related to the shareholder litigation.

The increase of approximately $4,683,000 in general and administrative expenses for the fiscal 2015, as compared to fiscal year 2014, relates primarily to professional and legal costs associated with the acquisitions, dispositions and mergers, as described in the accompanying Consolidated and Combined Financial Statements, which totaled approximately $6,485,000 and $2,639,000 for the fiscal years 2015 and 2014, respectively. The costs included approximately $5,592,000 in transaction and other real estate closing costs and approximately $893,000 related to other consulting costs for the fiscal year 2015. Excluding the transaction-related costs noted, the overall general and administrative increase relates to the significantly expanded size of the Company from fiscal year 2014 to fiscal year 2015.

Other (Expense) Income, net

Other (expense) income, net decreased by approximately $13,949,000 in fiscal year 2016, as compared to fiscal year 2015, due to approximately $12,972,000 decrease in gains on sale of real estate and approximately $1,527,000 in increased interest expense primarily due to the refinanced term loan debt from the Orange-Co, LP asset acquisition in December 2014.

Other (expense) income, net decreased by approximately $6,912,000 in fiscal year 2015, as compared to fiscal year 2014, due to approximately $5,998,000 increase in interest expense primarily due to the refinanced term loan debt from the Orange-Co, LP asset acquisition and a $6,000,000 gain on settlement of contingent consideration arrangement recognized in fiscal year 2014 offset by approximately $5,842,000 decrease in gains on sale of real estate.

Provision for Income Taxes

For the fiscal years ended September 30, 2016, 2015 and 2014, the provision for income taxes was approximately $5,521,000, $10,905,000, and $11,383,000, respectively, and the related effective income tax rates were approximately 44.2%, 45.3% and 54.5%, respectively.

During fiscal year 2015, the Company revised effective income tax rates to reflect the impact of claiming certain deductions on amended federal and state income tax returns filed for the fiscal years ended September 30, 2011 through September 30, 2013. Other changes to the effective tax rates relate primarily to the nondeductible nature of political contributions and lobbying expenses. In addition, there were limitations on certain deductions related to the vesting of the long-term incentive grants for fiscal year 2014, and non-deductible transaction costs related to the Silver Nip Citrus merger for fiscal year 2015. In addition, in fiscal 2016, the Company identified a $1,494,000 error related to an understatement of income tax expense for the fiscal year ended September 30, 2014. As previously noted, the Company and Silver Nip Citrus were under common control at the time of the Merger and, accordingly, we retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013. Silver Nip Citrus had a September 30 year end for tax reporting purposes at the time of the Merger. The tax returns for the year ended September 30, 2014 and the short period ended February 28, 2015, date of the Merger, were prepared and filed in the second quarter of fiscal 2016. The Company reviewed the as-filed tax returns in an effort to true-up the tax provision. During this review, the Company identified the error that impacts the Silver Nip Citrus financial condition and results of operations as of and for the period ended June 30, 2014.

The Internal Revenue Service ("IRS") has concluded their audits of the Company’s income tax returns for the fiscal years ended September 30, 2013, 2012 and 2011 with no income tax adjustments.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2016	2015	Change
Cash and cash equivalents	$6,625	$5,474	$1,151
Total current assets	$73,108	$70,763	$2,345
Total current liabilities	$18,731	$24,134	$(5,403)
Working capital	$54,377	$46,629	$7,748
Total assets	$458,662	$460,088	$(1,426)
Term loans and line of credit	$202,219	$205,481	$(3,262)
Current ratio	3.90 to 1	2.93 to 1

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

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $59,800,000 is available for general use as of September 30, 2016, and a $25,000,000 revolving line of credit, of which $20,000,000 is available for general use as of September 30, 2016 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated and Combined Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.

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

Cash Management Impacts

Cash and cash equivalents increased approximately $1,151,000 for the fiscal year ended September 30, 2016, as compared to the fiscal year ended September 30, 2015; Cash and cash equivalents decreased by approximately $25,656,000 for the fiscal year ended September 30, 2015, as compared to the fiscal year ended September 30, 2014; and increased approximately $3,879,000 for the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013. The components of these changes are discussed below.

Consolidated and Combined Statements of Cash Flows

The following table details the items contributing to the Consolidated and Combined Statement of Cash Flows for fiscal years 2016, 2015 and 2014:

(in thousands)	Fiscal Year Ended September 30,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net cash flows provided by operating activities	$30,357	$33,726	$25,063	(10.0)%	34.6%
Net cash flows used in investing activities	(13,034)	(177,057)	(21,988)	(92.6)%	NM
Net cash flows (used in) provided by financing activities	(16,172)	117,675	804	(113.7)%	NM
Net increase (decrease) in cash and cash equivalents	$1,151	$(25,656)	$3,879	(104.5)%	NM
NM - Not Meaningful

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the fiscal years 2016, 2015 and 2014:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2016	2015	Change	2015	2014	Change
Net income	$6,959	$13,183	$(6,224)	$13,183	$9,495	$3,688
Gain on sale of sugarcane land	(618)	(13,734)	13,116	(13,734)	—	(13,734)
Depreciation and amortization	15,382	14,732	650	14,732	9,638	5,094
Deferred income tax expense	5,277	12,350	(7,073)	12,350	6,806	5,544
Loss (gain) on sale of property and equipment	443	(473)	916	(473)	(7,297)	6,824
Impairment of asset held for sale	—	541	(541)	541	—	541
Loss on extinguishment of debt	—	457	(457)	457	—	457
Non-cash interest expense on deferred gain on sugarcane land	1,406	607	799	607	—	607
Stock-based compensation expense	925	952	(27)	952	1,835	(883)
Other, including working capital changes	583	5,111	(4,528)	5,111	4,586	525
Net cash provided by operating activities	$30,357	$33,726	$(3,369)	$33,726	$25,063	$8,663

The decrease in net income for the year September 30, 2016 compared to the year ended September 30, 2015 is related primarily to the gain on the sale of our sugarcane land recognized in fiscal 2015 as discussed in Note 3. "Acquisitions and Dispositions" to the Consolidated and Combined Financial Statements. Changes in income from operations are discussed in “Consolidated and Combined Statements of Results of Operations.”

The increase in net income for the year ended September 30, 2015 compared to the year ended September 30, 2014 is related primarily to the gain on the sale of our sugarcane land in fiscal year 2015 as discussed in Note 3. "Acquisitions and Dispositions" to the Consolidated and Combined Financial Statements and an increase in income from operations as discussed in “Consolidated and Combined Statements of Results of Operations.”

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the fiscal years 2016, 2015 and 2014:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2016	2015	Change	2015	2014	Change
Capital expenditures	$(14,305)	$(11,523)	$(2,782)	$(11,523)	$(13,280)	$1,757
Acquisition of citrus business	—	(265,587)	265,587	(265,587)	(32,769)	(232,818)
Proceeds from sale of assets	799	99,114	(98,315)	99,114	20,237	78,877
Other	472	939	(467)	939	3,824	(2,885)
Net cash used in investing activities	$(13,034)	$(177,057)	$164,023	$(177,057)	$(21,988)	$(155,069)

The decrease in net cash used in investing activities for the fiscal year ended September 30, 2016, as compared to the fiscal year ended September 30, 2015, was primarily due to the acquisition of Orange-Co for approximately $265,600,000 in December 2014, partially offset by the utilization of proceeds from the disposition of Alico's sugarcane land of approximately $97,200,000 via a tax-deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 3. “Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements).

The increase in net cash used in investing activities for the fiscal year ended September 30, 2015, as compared to the fiscal year ended September 30, 2014 was primarily due to the acquisition of Orange-Co for approximately $265,600,000 in December 2014, partially offset by the utilization of proceeds from the disposition of Alico's sugarcane land in fiscal 2015 of approximately $97,200,000 via a tax-deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 3. “Acquisitions and Dispositions" to the accompanying Consolidated and Combined Financial Statements) and a decrease of approximately $1,757,000 in capital expenditures.

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash (Used in) Provided by Financing Activities for the fiscal year ended September 30, 2016, 2015 and 2014:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2016	2015	Change	2015	2014	Change
Borrowings notes payable	$—	$—	$—	$—	$11,000	$(11,000)
Proceeds from term loans	2,500	184,500	(182,000)	184,500	—	184,500
Repayments on revolving line of credit	(53,882)	(87,031)	33,149	(87,031)	(2,400)	(84,631)
Borrowings on revolving line of credit	58,882	81,031	(22,149)	81,031	3,641	77,390
Repayment of term loan	—	(34,000)	34,000	(34,000)	—	(34,000)
Principal payments on term loans	(10,761)	(17,870)	7,109	(17,870)	(3,208)	(14,662)
Contingent consideration paid	(7,500)	—	(7,500)	—	—	—
Financing costs	—	(2,834)	2,834	(2,834)	—	(2,834)
Treasury stock purchases	(3,141)	(4,013)	872	(4,013)	(4,844)	831
Dividends paid	(1,993)	(1,877)	(116)	(1,877)	(2,780)	903
Distributions to members	—	—	—	—	(605)	605
Capital lease obligation payments	(277)	(231)	(46)	(231)	—	(231)
Net cash (used in) provided by financing activities	$(16,172)	$117,675	$(133,847)	$117,675	$804	$116,871

The decrease in net cash provided by financing activities for the year ended September 30, 2016, as compared to the year ended September 30, 2015 was primarily due to net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 5. “Long-term Debt and Lines of Credit” to the accompanying Consolidated and Combined Financial Statements). The restructured credit facilities included $125,000,000 in fixed interest rate term loans and $57,500,000 in variable interest rate term loans. The proceeds of the new credit facilities were partially offset by the repayment of an existing $34,000,000 variable interest rate term loan in fiscal year 2015.

Alico drew, on a net basis, $5,000,000 and repaid $6,000,000 on its revolving lines of credit, primarily to manage working capital requirements and investing activities for the years ended September 30, 2016 and 2015, respectively. The decrease in principal payments on term loans for the year ended September 30, 2016, compared to the year ended September 30, 2015, relates to an $8,750,000 optional principal prepayment on the fixed term loan made in fiscal year 2015. There have been no prepayments for the year ended September 30, 2016. Outstanding balances on the Company's $20,000,000 line of credit secured by real estate were $5,000,000 and zero at September 30, 2016 and 2015, respectively.

On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

The increase in net cash provided by financing activities for the year ended September 30, 2015 compared to the year ended September 30, 2014 was primarily due to net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 5. “Long-term Debt and Lines of Credit” to the accompanying Consolidated and Combined Financial Statements). The proceeds of the new credit facilities were partially offset by the repayment of an existing $34,000,000 variable interest rate term loan in fiscal year 2015. Alico repaid, on a net basis, $6,000,000 and drew $1,241,000 on its revolving lines of credit for the years ended September 30, 2015 and 2014, respectively, to manage working capital requirements and investing activities.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2016, there was approximately $10,200,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit. There was no outstanding balance on the WCLC as of September 30, 2016.

Contractual Obligations and Off Balance Sheet Arrangements

We have various contractual obligations which are fixed and determinable. The following table presents our significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2016 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)
	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-term debt	$202,219	$4,493	$19,200	$30,940	$147,586
Interest on long-term debt	68,829	7,539	14,241	12,390	34,659
Retirement benefits	12,616	348	535	420	11,313
Consulting/non-compete agreement	100	100	—	—	—
Operating leases	1,021	662	358	1	—
Capital leases	588	288	300	—	—
Tree purchase commitments	222	222	—	—	—
Total	$285,595	$13,652	$34,634	$43,751	$193,558

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit Company, previously entered into contracts for the purchase of citrus fruit during the normal course of its business. These obligations were typically covered by sales agreements. Alico Fruit Company is no longer engaged in contracted purchase and resale of fruit, and there were no obligations outstanding at September 30, 2016.

Alico enters into fruit marketing agreements to purchase fruit from certain third party growers in connection with providing caretaking services to these growers. These obligations are typically covered by sales agreements.

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

The breeding herd consists of purchased animals and replacement breeding animals raised on our ranch. Purchased animals are stated at the cost of acquisition. The cost of animals raised on the ranch is based on the accumulated cost of developing such animals for productive use. Breeding animals are depreciated over 5-7 years.

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

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting in accordance with the Financial Accounting Standards Board - Accounting Standards CodificationTM ("FASB ASC") No. 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with FASB ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Impairment of Long-Lived Assets

We evaluate property, cattle, equipment and other long-lived assets for impairment when events or changes in circumstances (triggering events) indicate that the carrying value of assets contained in our financial statements may not be recoverable. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market or applying a capitalization rate to net operating income using prevailing rates for a given market. Unfavorable changes in economic conditions and net operating income for a specific property will change our estimates. If an impairment loss is recognized, the adjusted carrying amount of the asset becomes its cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. As of September 30, 2016, long-lived assets included property and equipment and intangible assets.

Fair Value Measurements

The carrying amounts in the balance sheets for operating accounts receivable, mortgages and notes receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short term maturity of these items. When stated interest rates are below market, we discount mortgage notes receivable to reflect their estimated fair value. We carry our investments at fair value. The carrying amounts reported for our long-term debt approximates fair value as our borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

Impact of Accounting Pronouncements

See Item 8. "Financial Statements and Supplemental Data" - Note 1. "Description of Business and Basis of Presentation" for additional information about the impact of accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2016. The Company held various financial instruments as of September 30, 2016 and 2015, consisting of financial assets and liabilities reported in the Company’s Consolidated and Combined Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments such as term loan debt and other borrowings. The Company’s primary long-term obligations are fixed rate debts subject to fair value risk due to interest rate fluctuations. The Company believes that the carrying value of our long-term debt approximates fair value given the stability of market interest rates.

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $626,000 before income taxes for the fiscal year ended September 30, 2016.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alico, Inc.

We have audited the accompanying consolidated and combined balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 6, 2016 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Orlando, Florida
December 6, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alico, Inc.

We have audited Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016, and our report dated December 6, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
Orlando, Florida
December 6, 2016

ALICO, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,625	$5,474
Accounts receivable, net	4,740	3,137
Inventories	58,469	58,273
Income tax receivable	1,013	2,088
Prepaid expenses and other current assets	2,261	1,791
Total current assets	73,108	70,763

Property and equipment, net	379,247	381,099
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	2,369	2,978
Other non-current assets	1,692	3,002
Total assets	$458,662	$460,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,975	$4,407
Accrued liabilities	6,920	13,813
Long-term debt, current portion	4,493	4,511
Deferred tax liability, current portion	53	151
Obligations under capital leases, current portion	288	277
Other current liabilities	1,002	975
Total current liabilities	18,731	24,134

Long-term debt	192,726	200,970
Lines of credit	5,000	—
Deferred tax liability	31,004	25,629
Deferred gain on sale	28,440	29,122
Deferred retirement obligations	4,198	4,134
Obligations under capital leases	300	588
Total liabilities	280,399	284,577
Commitments and Contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,315,535 and 8,325,580 shares outstanding at September 30, 2016 and September 30, 2015, respectively	8,416	8,416
Additional paid in capital	18,155	19,795
Treasury stock, at cost, 100,610 and 90,565 shares held at September 30, 2016 and September 30, 2015, respectively	(4,585)	(3,962)
Retained earnings	151,504	146,455
Total Alico stockholders' equity	173,490	170,704
Noncontrolling interest	4,773	4,807
Total stockholders' equity	178,263	175,511
Total liabilities and stockholders' equity	$458,662	$460,088
See accompanying notes to the Consolidated and Combined Financial Statements.

ALICO, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2016	2015	2014
Operating revenues:
Orange Co.	$137,282	$146,147	$74,768
Conservation and Environmental Resources	5,669	5,394	8,172
Other Operations	1,245	1,585	21,063
Total operating revenues	144,196	153,126	104,003
Operating expenses:
Orange Co.	102,347	110,236	54,956
Conservation and Environmental Resources	6,393	4,808	6,123
Other Operations	397	2,083	21,730
Total operating expenses	109,137	117,127	82,809
Gross profit	35,059	35,999	21,194
General and administrative expenses	13,213	16,494	11,811
Income from operations	21,846	19,505	9,383
Other (expense) income:
Investment and interest income, net	—	2	131
Interest expense	(9,893)	(8,366)	(2,368)
Gain on bargain purchase	—	1,145	—
Gain on sale of real estate	618	13,590	7,748
Gain on settlement of contingent consideration arrangement	—	—	6,000
Loss on extinguishment of debt	—	(1,051)	—
Impairment of asset held for sale	—	(541)	—
Other expense, net	(91)	(196)	(16)
Total other (expense) income, net	(9,366)	4,583	11,495
Income before income taxes	12,480	24,088	20,878
Provision for income taxes	5,521	10,905	11,383
Net income	6,959	13,183	9,495
Net loss attributable to noncontrolling interests	34	31	—
Net income attributable to Alico, Inc. common stockholders	6,993	13,214	9,495
Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income attributable to Alico, Inc. common stockholders	$6,993	$13,214	$9,495
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.84	$1.64	$1.29
Diluted	$0.84	$1.64	$1.29
Weighted-average number of common shares outstanding:
Basic	8,303	8,056	7,336
Diluted	8,311	8,061	7,354

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the Consolidated and Combined Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Members' Equity	Total Alico, Inc. Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2013	7,377	$7,377	$9,496	$(2,816)	$128,679	$—	$142,736	$—	$142,736
Net income	—	—	—	—	8,050	1,445	9,495	—	9,495
Dividends	—	—	—	—	(1,761)	(605)	(2,366)	—	(2,366)
Treasury stock purchases	—	—	—	(4,844)	—	—	(4,844)	—	(4,844)
Members' equity as of common control November 19, 2013	—	—	—	—	—	15,631	15,631	—	15,631
Stock-based compensation:
Directors	—	—	(26)	1,087	—	—	1,061	—	1,061
Executives	—	—	(5,728)	5,923	—	—	195	—	195
Members' equity	—	—	—	—	—	579	579	—	579
Balance at September 30, 2014	7,377	7,377	3,742	(650)	134,968	17,050	162,487	—	162,487
Net income (loss)	—	—	—	—	13,423	(209)	13,214	(31)	13,183
Dividends	—	—	—	—	(1,936)	—	(1,936)	—	(1,936)
Treasury stock purchases	—	—	—	(4,013)	—	—	(4,013)	—	(4,013)
Acquisition of citrus businesses	1,039	1,039	15,937	—	—	(16,976)	—	4,838	4,838
Stock-based compensation:
Directors	—	—	61	701	—	—	762	—	762
Executives	—	—	55	—	—	—	55	—	55
Members' equity	—	—	—	—	—	135	135	—	135
Balance at September 30, 2015	8,416	8,416	19,795	(3,962)	146,455	—	170,704	4,807	175,511
Net income (loss)	—	—	—	—	6,993	—	6,993	(34)	6,959
Dividends	—	—	—	—	(1,990)	—	(1,990)	—	(1,990)
Treasury stock purchases	—	—	—	(3,141)	—	—	(3,141)	—	(3,141)
Contingent Consideration	—	—	(1,483)	1,483	—	—	—	—	—
Stock-based compensation:
Directors	—	—	(307)	1,035	46	—	774	—	774
Executives	—	—	150	—	—	—	150	—	150
Members' equity	—	—	—	—	—	—	—	—	—
Balance at September 30, 2016	8,416	$8,416	$18,155	$(4,585)	$151,504	$—	$173,490	$4,773	$178,263

See accompanying notes to Consolidated and Combined Financial Statements.

ALICO, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$6,959	$13,183	$9,495
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of sugarcane land	(618)	(13,734)	—
Depreciation and amortization	15,382	14,732	9,638
Loss (gain) on breeding herd sales	296	(183)	(555)
Deferred income tax expense	5,277	12,350	6,806
Cash surrender value	(20)	(27)	202
Deferred retirement benefits	65	623	(173)
Magnolia Fund undistributed loss (earnings)	103	(57)	(163)
Loss (gain) on sale of property and equipment	147	(290)	(6,742)
Impairment of asset held for sale	—	541	—
Loss on extinguishment of debt	—	457	—
Non-cash interest expense on deferred gain on sugarcane land	1,406	607	—
Stock-based compensation expense	925	952	1,835
Other	—	245	—
Changes in operating assets and liabilities:
Accounts receivable	(1,707)	5,983	(2,676)
Inventories	(196)	8,659	9,985
Prepaid expenses	(1,759)	(1,347)	—
Income tax receivable	1,074	—	3,401
Other assets	821	465	523
Accounts payable and accrued expenses	3,720	(522)	(8,599)
Income tax payable	—	(6,660)	—
Other liabilities	(1,518)	(2,251)	2,086
Net cash provided by operating activities	$30,357	$33,726	$25,063

Cash flows from investing activities:
Acquisition of citrus businesses, net of cash acquired	$—	$(265,587)	$(32,769)
Proceeds on sale of sugarcane land	—	97,151	—
Purchases of property and equipment	(14,305)	(11,523)	(13,280)
Return on investment in Magnolia Fund	171	675	3,814
Proceeds from sale of assets	799	1,963	14,473
Proceeds from surrender of life insurance policies	297	—	—
Proceeds from sale of real estate	—	—	5,764
Other	4	264	10
Net cash used in investing activities	$(13,034)	$(177,057)	$(21,988)

	Fiscal Year Ended September 30,
	2016	2015	2014
Cash flows from financing activities:
Borrowings notes payable	$—	$—	$11,000
Proceeds from term loans	2,500	184,500	—
Repayments on revolving line of credit	(53,882)	(87,031)	(2,400)
Borrowings on revolving line of credit	58,882	81,031	3,641
Repayment of term loan	—	(34,000)	—
Principal payments on term loans	(10,761)	(17,870)	(3,208)
Financing costs	—	(2,834)	—
Contingent consideration paid	(7,500)	—	—
Treasury stock purchases	(3,141)	(4,013)	(4,844)
Dividends paid	(1,993)	(1,877)	(2,780)
Distributions to members	—	—	(605)
Capital lease obligation payments	(277)	(231)	—
Net cash (used in) provided by financing activities	$(16,172)	$117,675	$804

Net increase (decrease) in cash and cash equivalents	$1,151	$(25,656)	$3,879
Cash and cash equivalents at beginning of the period	5,474	31,130	27,251

Cash and cash equivalents at end of the period	$6,625	$5,474	$31,130

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$7,530	$6,167	$2,047
Cash income tax refunds, net of income taxes paid	$(878)	$—	$—
Cash paid for income taxes, net of income tax refunds	$—	$5,213	$1,177

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposit in other assets applied to capital expenditures	$—	$250	$—
Property and equipment purchased with capital leases	$—	$37	$1,400
Equipment purchased with long-term debt	$—	$—	$108

See accompanying notes to the Consolidated and Combined Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2016, 2015 and 2014
Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 122,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Orange Co. and Conservation and Environmental Resources. Financial results are presented based upon its three business segments (Orange Co., Conservation and Environmental Resources and Other Operations).

Basis of Presentation

The Company has prepared the accompanying financial statements on a consolidated and combined basis. These accompanying Consolidated and Combined Financial Statements, which are referred to herein as the “Financial Statements”, have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the fiscal years ended September 30, 2016, 2015 and 2014. All intercompany transactions and account balances between the consolidated and combined businesses have been eliminated.

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

As the Company and Silver Nip Citrus were under common control at the time of the Merger, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, Alico's Consolidated and Combined Balance Sheets as of September 30, 2016 and September 30, 2015 reflect Silver Nip Citrus’ historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. The Company has also retrospectively recast its financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Correction of an Immaterial Error in Prior Periods

In March 2016, the Company identified a $1,494,000 error related to an understatement of income tax expense for the fiscal year ended September 30, 2014. As previously noted, the Company and Silver Nip Citrus were under common control at the time of the Merger and, accordingly, we retrospectively recast our financial statements to combine the operating results of the Company and Silver Nip Citrus from the date common control began, November 19, 2013. Silver Nip Citrus had a September 30 year end for tax reporting purposes at the time of the Merger. The tax returns for the year ended September 30, 2014 and the short period ended February 28, 2015, the date of the Merger, were prepared and filed in the second quarter of fiscal 2016. The Company reviewed the as-filed tax returns in an effort to true-up the tax provision. During this review, the Company identified the error that impacts the Silver Nip Citrus financial condition and results of operations as of and for the period ended June 30, 2014.

In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from quantitative and qualitative perspectives. We concluded that the error was immaterial to the Company's prior period interim and annual Consolidated and Combined Financial Statements, and, accordingly no amendments to previously filed interim or annual periodic reports were required. Consequently, the Company adjusted for this error by revising its fiscal 2014 financial statements, when presented in future filings, by increasing income tax expense and its long term deferred tax liability by $1,494,000. The Company recognized the cumulative effect of the error by increasing long term deferred tax liability and reducing additional paid-in capital by $1,494,000 and reducing diluted earnings per share by $0.20 for the fiscal year ended September 30, 2014. The pre-merger net earnings of Silver Nip Citrus are classified as additional paid-in capital in the accompanying Consolidated and Combined Balance Sheets as of September 30, 2016 and September 30, 2015.

Change in Fiscal Year of Subsidiary

Silver Nip Citrus’ fiscal year end was previously June 30, and their financial condition and results of operations as of and for the fiscal years ended June 30, 2015 and 2014 were included in the financial condition and results of operations of the Company as of and for the fiscal years ended September 30, 2015 and 2014, respectively. Effective October 1, 2015, the fiscal year end for Silver Nip Citrus was changed to September 30 to reflect that of the Company. Accordingly, the Company’s financial condition as of September 30, 2016 and September 30, 2015 now includes the financial condition of Silver Nip Citrus as of September 30, 2016 and September 30, 2015, respectively, and the Company’s results of operations for the twelve months ended months ended September 30, 2016 and 2015 now includes the Silver Nip Citrus results of operations for the twelve months ended months ended September 30, 2016 and 2015, respectively. The impact of this change was not material to the Consolidated and Combined Financial Statements with an approximate $492,000 decrease in total assets and an approximate net loss of $596,000 for the transition period related to this change included in Stockholders' Equity at October 1, 2015.

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. Effective October 1, 2015, the former Citrus Groves and Agricultural Supply Chain Management segments have been combined in Orange Co. and, as a result of the disposition of the Company's sugarcane land in fiscal year 2015, it is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to its business and has been combined in Other Operations. The Company’s CODM will assess performance and allocate resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations. Disclosures related to the fiscal year ended September 30, 2015 have been revised to be consistent with the current operating segment structure.

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and the accounts of all the subsidiaries in which a controlling interest is held by the Company. The Financial Statements represent the Consolidated and Combined Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows of Alico, Inc. and its subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and subsidiaries, Alico Fresh Fruit LLC, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC. The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $69,230 for the fiscal year ended September 30, 2016, of which $35,307 is attributable to the Company. Citree had a net loss of $64,014 for the fiscal year ended September 30, 2015, of which $32,647 is attributable to the Company.

 Recent Accounting Pronouncements

 In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. The FASB also recently issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," and 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," that clarify or amend the original Topic 606. ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09 on the Company’s Financial Statements upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We will adopt this guidance on October 1, 2017 and do not expect it to have a material impact on our Financial Statements upon adoption.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation" (Topic 810): Amendments to the Consolidation Process ("ASU 2015-02"). ASU 2015-02 amends the consolidation analysis for limited partnerships and other variable interest entities ("VIEs"). This guidance, which is effective for annual periods, and interim periods within those annual periods, beginning December 15, 2015, will be adopted on October 1, 2016, and is not expected to have a significant impact on our Financial Statements upon adoption.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715). ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. The Company will adopt this guidance on October 1, 2016. This guidance is not expected to have a significant impact on our Financial Statements upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-.03"). ASU 2015-03 changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other Assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our financial condition, results of operations or cash flows.

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

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets, or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on our Financial Statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)." This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company is currently evaluating the impact this guidance will have on our Financial Statements, and it will become effective for Alico at the beginning of its first quarter of fiscal 2020.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendment clarifies the implementation guidance for principal versus agent considerations as contained in ASU No. 2014-09, Revenue from Contracts with Customers. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to a customer. ASU No. 2016-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of ASU No. 2016-08 is permitted but not before December 15, 2016. The Company is currently evaluating the impact of ASU No. 2016-08 on our Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for adoption of this guidance would be our fiscal year beginning October 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-15 will have on our Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (ASC Topic 740, Income Taxes), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU is effective for the Company on October 1, 2018 with early adoption permitted. The Company has not yet evaluated the effect, if any, that ASU 2016-16 will have on our Financial Statements.

The Company has reviewed other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial condition. Based on the review of these other recently issued standards, the Company does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2016, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Accounts receivable

Accounts receivable from customers are generated from revenues based on the sale of citrus, cattle, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on the aging of accounts receivable. The estimate, evaluated monthly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The allowance for doubtful accounts is charged to general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income. As of September 30, 2016 and 2015, allowances for doubtful accounts were approximately $12,900 and $8,300, respectively.

The following table presents accounts receivable, net for fiscal years ended September 30, 2016 and 2015:

(in thousands)	September 30,
	2016	2015
Accounts receivable	$4,753	$3,145
Allowance for doubtful accounts	(13)	(8)
Accounts receivable, net	$4,740	$3,137

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts of our debt approximate fair value due to the transactions are with commercial lenders at interest rates that vary with market conditions and fixed rates that approximate market rates for obligations with similar terms and maturities (see Note 11. “Fair Value Measurements”).

Concentrations

Revenues and accounts receivable from the Company’s major customers as of September 30, 2016 and 2015 and for the fiscal years ended September 30, 2016, 2015 and 2014, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2016	2015	2016	2015	2014	2016	2015	2014
USSC	$—	$—	$—	$—	$19,633	—%	—%	18.9%
Florida Orange Marketers, Inc.	$—	$—	$—	$—	$23,826	—%	—%	22.9%
Citrosuco North America, Inc.	$—	$—	$1,296	$3,870	$804	0.9%	2.5%	0.8%
Louis Dreyfus	$—	$—	$—	$22,460	$24,135	—%	14.7%	23.2%
Cutrale Citrus Juice	$—	$—	$22,735	$23,556	$3,984	15.8%	15.4%	3.8%
Minute Maid	$—	$—	$49,271	$57,484	$—	34.2%	37.5%	—%
Tropicana	$1,710	$1,019	$46,898	$21,925	$16,433	32.5%	14.3%	15.8%

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1 through the balance sheet date (see Note 6. “Inventories”).

Property and Equipment

Property and equipment, which includes amounts under capitalized leases, are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance and repairs are expensed when incurred. Costs related to the development of citrus groves through planting of trees are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a grove is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

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

The estimated useful lives for property and equipment are primarily as follows:

Citrus trees	25 years
Equipment and other facilities	3-20 years
Buildings and improvements	25-39 years
Breeding herd	5-7 years

Changes in circumstances, such as technological advances or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where we determine that the useful life of property and equipment should be shortened, we would depreciate the asset over its revised estimated remaining useful life, thereby increasing depreciation expense (see Note 7. “Property and Equipment, Net”).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets over the remaining lives of the assets are less than the carrying amounts of those assets. The net carrying values of assets not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of

September 30, 2016 and 2015, long-lived assets were comprised of property and equipment. The Company recorded an impairment loss of approximately $541,000 on property classified as assets held for sale for the fiscal year ended September 30, 2015.

Other Non-Current Assets

Other non-current assets primarily include investments owned in agricultural cooperatives, cash surrender value on life insurance and equity investment in affiliate (Magnolia). Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company complies with the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. As of September 30, 2016 and 2015, the Company did not record a valuation allowance on deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2016, 2015 and 2014:

(in thousands)	Fiscal Year Ended September 30,
	2016	2015	2014
Weighted Average Common Shares Outstanding - Basic	8,303	8,056	7,336
Unvested Restricted Stock Awards	8	5	18
Weighted Average Common Shares Outstanding - Diluted	8,311	8,061	7,354

There were no employee stock options granted for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. For the fiscal years ended September 30, 2016, 2015 and 2014, there were no anti-dilutive equity awards or convertible securities that were excluded from the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury. The Company measures the cost of employee services on the grant date fair value of the equity award. The cost is recognized over the period during which the employee is required to provide services in exchange for the equity award (usually the vesting period).

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

The adoption of the 2015 Plan supersedes the 2013 Incentive Equity Plan (“2013 Plan”), which had been in place since April 2013. In fiscal year 2015, the Company awarded 12,500 restricted shares of the Company’s common stock (“Restricted Stock”) to two senior executives under the 2015 Plan at a weighted average fair value of $49.49 per common share, vesting over three to five years.

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

Total stock-based compensation expense for the three years ended September 30, 2016 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2016	2015	2014
Stock compensation expense:
Executives	$150	$55	$195
Board of Directors	774	762	1,061
Members	—	135	579
Total stock compensation expense	$924	$952	$1,835

All shares of restricted common stock awarded under the Long-Term Incentive Program, awarded by the Company in May 2011, vested automatically upon the acquisition of a controlling interest in the Company by 734 Investors, LLC in November 2013. As a result, the Company issued 152,403 shares of treasury stock in January 2014, before withholdings for income taxes. The Company recognized $195,000 of stock-based compensation expense related to the acceleration of vesting of the restricted stock during fiscal year 2014. In December 2013, the Company determined that it would repurchase half of the gross shares awarded to Named Executive Officers other than the CEO, totaling 58,610 common shares immediately upon their issuance for the purpose of retaining treasury shares for future issuance.

There were no employee stock options granted in fiscal years 2016, 2015 or 2014, respectively.

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

In May 2010, the Company invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the state of Florida on properties which have property tax delinquencies. Revenues are recognized by Magnolia when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Expenses include an acquisition fee of 1%, interest expense, a monthly management fee and other administrative costs. The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter and is included in other non-current assets in the Consolidated and Combined Balance Sheets. Based on the September 30, 2016 unaudited internal financial statements of Magnolia, the Company recognized net investment loss of approximately $103,000 for the fiscal year ended September 30, 2016. The Company recognized net investment income of approximately $57,000 and $163,000 for the fiscal years ended September 30, 2015, and 2014, respectively. Net investment income is included in Interest and investment, net in the Consolidated and Combined Statements of Operations and Comprehensive Income. Magnolia made certain distributions during the fiscal years ended September 30, 2016, 2015 and 2014; the Company’s share of those distributions was approximately $171,000, $675,000, and $3,814,000, respectively.

Note 3. Acquisitions and Dispositions

Acquisition of Orange-Co, LP Assets

On December 2, 2014, the Company completed the acquisition of certain citrus and related assets of Orange-Co, LP, including 51% of the ownership interests of Citree, pursuant to an Asset Purchase Agreement, which is referred to as the Orange-Co Purchase Agreement, dated as of December 1, 2014. The assets the Company purchased include approximately 20,263 acres of citrus groves in DeSoto and Charlotte Counties, Florida, which comprise one of the largest contiguous citrus grove properties in the state of Florida. Total assets acquired were approximately $277,792,000, net of approximately $2,060,000 in cash acquired and approximately $4,838,000 in fair value attributable to noncontrolling interest in Citree, including: (i) approximately $147,500,000 in initial cash consideration funded from the proceeds of the sugarcane disposition and new term loan debt; (ii) $7,500,000 in additional cash consideration released from escrow in equal parts, subject to certain limitations, on December 1, 2015 and June 1, 2016; (iii) the refinancing of Orange-Co, LP’s outstanding debt including approximately $92,290,000 in term loan debt and a working capital facility of approximately $27,857,000 and (iv) the assumption of certain other liabilities totaling approximately $4,705,000. On December 1, 2014, Alico deposited an irrevocable standby letter of credit issued by Rabo Agrifinance, Inc. in the aggregate amount of $7,500,000 into an escrow account to fund the additional cash consideration. On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration, as contemplated by the Orange-Co Purchase Agreement. The Company's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

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

For the fiscal years ended September 30, 2016 and 2015 the Company incurred approximately $31,000 and $3,078,000, respectively, in professional and legal costs in connection with the Orange-Co acquisition. These costs are included in general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income.

The following table summarizes the final allocation of the acquisition cost to the assets acquired and liabilities assumed at the date of acquisition, based on their estimated fair values:

(in thousands)

Assets:	Amount
Accounts receivable	$888
Other current assets	845
Inventories	35,562
Property and equipment:
Citrus Trees	164,123
Land	63,395
Equipment and other facilities	13,431
Goodwill	2,246
Other assets	2,140
Total assets, net of cash acquired	$282,630

Liabilities:
Accounts payable and accrued liabilities	$4,205
Debt	500
Contingent consideration	7,500
Total liabilities assumed	$12,205

Assets acquired less liabilities assumed	$270,425

Less: fair value attributable to noncontrolling interest	(4,838)

Total purchase consideration	$265,587

Cash proceeds from sugarcane disposition	$97,126
Working capital line of credit	27,857
Term loans	140,604

Total purchase consideration	$265,587

The unaudited pro-forma information below for the fiscal years ended September 30, 2015 and 2014 gives effect to this acquisition as if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(in thousands except per share amounts)	Fiscal Year Ended September 30,
	2015	2014
	(unaudited)

Revenues	$153,654	$175,420
Income from operations	$19,489	$35,450
Net income attributable to Alico Inc. common stockholders	$12,723	$22,906
Basic earnings per common share	$1.58	$3.12
Diluted earnings per common share	$1.58	$3.12

Acquisition of Citrus Grove - Crossing Grove

On August 8, 2014, the Company and Premiere Agricultural Properties, LLC entered into a Purchase and Sale Agreement pursuant to which the Company purchased all of the assets on a 1,241 acre citrus grove (867 net tree acres) in DeSoto County, Florida for a purchase price of approximately $16,517,000 (the "Crossing Grove Transaction"). The transaction was closed on September 23, 2014. The purchase price was funded from the Company’s cash and $5,300,000 in funds from a 2014 like-kind exchange transaction in Polk County pursuant to Internal Revenue Code Section 1031. We acquired the citrus acres to increase the size of our citrus groves, which we believe strengthens our market position.

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

Acquisition of Citrus Grove - TRB

In September 2014, Silver Nip Citrus and TRB Groves, LLC (“TRB”) entered into a Purchase and Sale Agreement pursuant to which Silver Nip Citrus purchased all of TRB’s assets on a 1,500 acre citrus grove in Charlotte County, Florida for a purchase price of approximately $17,130,000. The assets purchased included land and fruit inventory as well as irrigation and other equipment. The purchase price was funded from Silver Nip Citrus’ cash and additional financing of $11,000,000 (see Note 5. “Long-Term Debt and Lines of Credit”) in fixed rate term loans. The citrus grove acres were purchased to increase the size of the Silver Nip Citrus’ citrus groves to strengthen their market position.

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

For the fiscal year ended September 30, 2015, Silver Nip Citrus incurred approximately $525,000 in professional and legal costs in connection with the TRB acquisition. These costs are included in general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.

The following table summarizes the consideration paid for the acquired net assets and the acquisition accounting for the fair values of the assets acquired and liabilities assumed in the accompanying Consolidated and Combined Balance Sheets as of the acquisition date.

The results of operations have been included in our Consolidated and Combined Financial Statements since September 4, 2014, the date of the closing. Pro-forma operating results, as if Silver Nip Citrus had completed the TRB acquisition at the beginning of the periods presented, are not significant to our Financial Statements and are not presented.

Assets acquired and liabilities assumed in the TRB acquisition are as follows:

(in thousands)

Assets:	Amount
Prepaid expenses	$90
Inventories	2,155
Property and equipment:
Citrus trees	10,009
Land and land improvements	5,007
Equipment and other facilities	1,038
Total assets	$18,299

Liabilities:	$41

Assets acquired less liabilities assumed	$18,258

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

The sales price is subject to post-closing adjustments over a ten year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement (see below). A net gain of approximately $13,613,000 was recognized at the time of the sale and is recognized in Other (expense) income in the Consolidated and Combined Statements of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.

The Company estimated its maximum exposure to loss over the ten year period to total approximately $42,172,000 on an aggregate undiscounted basis. This estimated maximum exposure to loss was discounted at five percent to determine the initial deferred gain. In May 2016 and 2015, the Company made payments of $1,702,000 and $1,347,000, respectively, to Global pursuant to the sales contract. The amount of USSC’s lease is tied to the market price of sugar, and the Company's payment is required annually in advance, to supplement the lease paid by USSC in the event that the sugar prices are below certain thresholds. The 2015 sugar price remained below the threshold and therefore none of the amount advanced in 2015 will be returned to the Company. Approximately $1,236,000 of advance payments is included in prepaid expenses and other current assets in the Consolidated and Combined Balance Sheet as of September 30, 2016, and the Company has recognized approximately $1,406,000 in interest expense and approximately $618,000 of the deferred gain for the fiscal year ended September 30, 2016.

Estimated payments over the remaining term of the post-closing agreement are summarized in the following table.

(in thousands)

2017	$1,602
2018	1,527
2019	1,885
2020	2,266
2021	2,668
Thereafter	20,723
Total	$30,671
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

Property Sales

Certain Silver Nip Citrus land located in Martin County with a cost of approximately $2,832,000 was sold during fiscal year 2014, resulting in a gain on sale of assets of approximately $2,927,000 with net cash proceeds of approximately $5,759,000.

On July 1, 2014, the Company sold a 2,800 acre parcel of land located in Polk County, Florida for $5,623,000. This parcel was surplus to our operations and was classified as held for sale. This sale was part of a like-kind exchange transaction that qualified for tax-deferral treatment in accordance with Internal Revenue Code Section 1031.

Note 4. Common Control Acquisition

The Company completed the Merger with Silver Nip Citrus on February 28, 2015 (see Note 1. “Description of Business and Basis of Presentation”). Silver Nip Citrus owns approximately 7,400 acres of land, consisting primarily of citrus groves, in seven Florida counties (Polk, Hardee, Osceola, Martin, Highlands, Charlotte and Collier). Substantially all of its revenues derive from citrus operations. As the Company and Silver Nip Citrus were under common control at the time of the Merger, the results of operations have been combined for the Company and Silver Nip Citrus from the date common control began, November 19, 2013.

Separate results for the Company and Silver Nip Citrus for the fiscal years ended September 30, 2015 and 2014 were as follows:

(in thousands except per share amounts)
	Fiscal Year Ended			Fiscal Year Ended
	September 30, 2015			September 30, 2014
		Silver Nip			Silver Nip
	Alico	Citrus	Total	Alico	Citrus	Total

Operating revenue	$131,722	$21,404	$153,126	$88,680	$15,323	$104,003
Gross profit	$31,212	$4,787	$35,999	$18,297	$2,897	$21,194
Income from operations	$15,654	$3,851	$19,505	$7,856	$1,527	$9,383
Net income	$9,791	$3,392	$13,183	$8,050	$1,445	$9,495

Earnings per common share:
Basic	$1.20	$0.42	$1.64	$1.10	$0.20	$1.29
Diluted	$1.22	$0.42	$1.64	$1.10	$0.20	$1.29

Note 5. Long-Term Debt and Lines of Credit

	September 30,
	2016	2015
	(in thousands)
Long-term debt, net of current portion:
Metropolitan Life Insurance Company and New England Life Insurance Company fixed rate term loans in the original principal amount of $125,000,000: the loans bear interest at the rate of 4.15% per annum. The loans are collateralized by real estate and mature in November 2029.	$105,312	$111,563
Metropolitan Life Insurance Company and New England Life Insurance Company variable rate term loans in the original principal amount of $57,500,000: the variable interest rate was 2.25% per annum at September 30, 2016. The loans are collateralized by real estate and mature in November 2029.	52,469	55,344
Metropolitan Life Insurance Company term loan: the loan bears interest at the rate of 5.28% per annum as of September 30, 2016. The loan is secured by real estate and matures in February 2029.	5,000	2,500
Prudential Mortgage Capital Company, LLC fixed rate term loans: the loans bear interest at the rate of 5.35% per annum as of September 30, 2016. The loans are collateralized by real estate and mature in June 2033.	24,190	25,350
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.85% per annum as of September 30, 2016. The loan is collateralized by real estate and matures in September 2021.	5,115	5,335
Prudential Mortgage Capital Company, LLC fixed rate term loan: the loan bears interest at the rate of 3.45% per annum as of September 30, 2016. The loan is collateralized by real estate and matures in September 2039.	5,115	5,335
Note payable to a financing company secured by equipment and maturing in December 2016.	18	54
	197,219	205,481
Less current portion	4,493	4,511
Long-term debt	$192,726	$200,970

	September 30,
	2016	2015
	(in thousands)
Lines of Credit:
Metropolitan Life Insurance Company and New England Life Insurance Company revolving line of credit: this $25,000,000 line bears interest at a variable rate which was 2.25% per annum as of September 30, 2016. The line is secured by real estate and matures in November 2019. Availability under the line was $20,000,000 as of September 30, 2016.	$5,000	$—
Rabo Agrifinance, Inc. working capital line of credit: this $70,000,000 line bears interest at a variable rate which was 2.27% per annum as of September 30, 2016. The line is secured by personal property and matures in November, 2018. Availability under the line was $59,800,000 at September 30, 2016.	—	—
Lines of Credit	$5,000	$—

Future maturities of debt and lines of credit as of September 30, 2016 are as follows:

(in thousands)

Due within one year	$4,493
Due between one and two years	8,300
Due between two and three years	10,900
Due between three and four years	15,963
Due between four and five years	10,975
Due beyond five years	151,588
Total future maturities	$202,219

Debt Refinancing

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with the Orange-Co acquisition (see Note 3. “Acquisitions and Dispositions”). The credit facilities initially included $125,000,000 in fixed interest rate term loans, $57,500,000 in variable interest rate term loans, a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are collateralized by approximately 39,300 gross acres of citrus groves and 14,000 gross acres of farm and ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

The term loans are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The fixed-rate term loans bear interest at 4.15% per annum, and the variable-rate term loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter until maturity. Interest on the term loans is payable quarterly.

The interest rates on the variable rate term loans were 2.25% per annum and 1.80% per annum as of September 30, 2016 and September 30, 2015, respectively.

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

The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate requirements. The variable interest rate was 2.25% per annum and 1.80% per annum as of September 30, 2016 and September 30, 2015, respectively. Availability under the RLOC was $20,000,000 as of September 30, 2016.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.27% per annum and 1.95% per annum as of September 30, 2016 and September 30, 2015, respectively. The WCLC agreement was amended on September 30, 2016, and the primary terms of the amendment were (1) an extension of the maturity to November 1, 2018, (2) the amendment permits the Company to provide a limited $8,000,000 guaranty of the Silver Nip Citrus debt (see below) and (3) the amendment makes debt service coverage a quarterly rather than annual covenant. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $59,800,000 as of September 30, 2016.

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

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2016, there was approximately $10,200,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit. There was no outstanding balance on the WCLC as of September 30, 2016.

The Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, will be amortized to interest expense over the applicable terms of the loans. Additionally, approximately $123,000 and $78,000 of financing costs were incurred in connection with letters of credit and the amendment of the WCLC, respectively. These costs are also being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,965,000 at September 30, 2016.

The Company recognized a loss on extinguishment of debt of approximately $964,000 related to the refinancing described above for the fiscal year ended September 30, 2015. The loss on extinguishment of debt is included in other (expense) income in the Consolidated and Combined Statement of Operations and Comprehensive Income for the fiscal year ended September 30, 2015.

The new credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $161,600,000 for the year ending September 30, 2016, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2016, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by real estate owned by Citree. This is a $5,000,000 credit facility that initially bore interest at 5.49% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $53,000 at September 30, 2016.

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

The Company incurred debt financing costs of approximately $1,202,000 related to the Rabo variable rate term loan and Old RLOC. The debt financing costs were capitalized as deferred financing costs in fiscal year 2010 and were being amortized to interest expense over the term of the loans. The unamortized balance of deferred financing costs at the time of refinancing was approximately $697,000, of which approximately $379,000 was expensed as a loss on extinguishment of debt and approximately $318,000 will be amortized over the applicable terms of the new loans.

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

Silver Nip Citrus had a $6,000,000 revolving line of credit with Prudential. This line of credit was paid in full and terminated on April 28, 2015. The Company recognized a loss on extinguishment of debt of approximately $87,000 related to the termination.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $351,000 at September 30, 2016.

The Silver Nip Citrus facilities are subject to a financial debt covenant requiring a current ratio of at least 1.50 to 1.00, measured at the end of each fiscal year. Silver Nip Citrus was in compliance with this covenant as of September 30, 2016.

The Silver Nip Citrus facilities are personally guaranteed by George Brokaw, Remy Trafelet and Clayton Wilson at September 30, 2016.

Modification of Credit Agreements

During the fiscal year ended September 30, 2015, Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

Interest costs expensed and capitalized were as follows:

(in thousands)
	Fiscal Year Ended September 30,
	2016	2015	2014
Interest expense	$9,893	$8,366	$2,368
Interest capitalized	172	345	182
Total	$10,065	$8,711	$2,550

Note 6. Inventories

Inventories consist of the following at September 30, 2016 and September 30, 2015:

(in thousands)	September 30,
	2016	2015
Unharvested fruit crop on the trees	$52,204	$52,497
Beef cattle	783	1,612
Citrus tree nursery	3,090	2,854
Other	2,392	1,310
Total inventories	$58,469	$58,273
The Company records its inventory at the lower of cost or net realizable value. For the fiscal year ended September 30, 2016 and 2015, the Company did not record any adjustments to reduce inventory to net realizable value.

Note 7. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2016 and September 30, 2015:

(in thousands)	September 30,
	2016	2015
Citrus trees	$253,665	$247,488
Equipment and other facilities	59,355	56,200
Buildings and improvements	21,780	21,259
Breeding herd	10,921	11,924
Total depreciable properties	345,721	336,871
Less: accumulated depreciation, depletion and amortization	(83,122)	(70,200)
Net depreciable properties	262,599	266,671
Land and land improvements	116,648	114,428
Net property and equipment	$379,247	$381,099

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

Sugarcane Lease

On May 19, 2014, the Company entered into a triple net agricultural lease (the "Lease") with its sole sugarcane customer, USSC, for 19,181 acres of land planted or plantable to sugar in Hendry County, Florida. As a result of the Lease, the Company is no longer directly engaged in sugarcane farming. The lease was assigned to Global in connection with the Sugarcane land sale (see Note 3. "Acquisitions and Dispositions").

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

Note 8. Prepaid Expenses and Other Assets

Prepaid Expenses and Other Assets consist of the following at September 30, 2016 and 2015:

(in thousands)
	September 30, 2016		September 30, 2015
	Current	Non-Current	Current	Non-Current
Investments in agricultural cooperatives	$—	$146	$—	$846
Cash surrender value	—	445	—	722
Equity investment in affiliate	—	543	—	817
Tree deposits	—	164	—	166
Guaranteed payments on sugarcane sale	1,236	—	843	—
Prepaid insurance	955	—	811	—
Other	70	394	137	451
Total prepaid expenses and other assets	$2,261	$1,692	$1,791	$3,002

Note 9. Accrued Liabilities

Accrued Liabilities consist of the following at September 30, 2016 and September 30, 2015:

(in thousands)	September 30,
	2016	2015
Ad valorem taxes	$2,736	$2,700
Accrued interest	1,135	1,154
Accrued employee wages and benefits	964	456
Inventory received but not invoiced	710	665
Accrued dividends	498	500
Current portion of deferred retirement obligations	342	342
Additional purchase price consideration	—	7,500
Other accrued liabilities	535	496
Total accrued liabilities	$6,920	$13,813

Note 10. Other Current Liabilities

Other current liabilities consist of the following at September 30, 2016 and 2015:

(in thousands)
	September 30,
	2016	2015
Deposits - Farm land leases	$403	$397
Deposits - Recreation land leases	562	541
Other	37	37
Total other current liabilities	$1,002	$975

Note 11. Fair Value Measurements

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of September 30, 2016 and 2015, approximate their fair value because of the immediate or short term maturity of these financial instruments. In the event that stated interest rates are below market, the Company discounts mortgage and notes receivable to reflect their estimated fair value. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations. The majority of our non-financial instruments, which include inventories and property and equipment, are not required to be carried at fair value on a recurring basis.

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

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to our assets as of September 30, 2016 and 2015.

We use third-party service providers to assist in the evaluation of investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.3% and 4.2% as of September 30, 2016 and 2015, respectively.

Note 12. Treasury Stock

In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015 and continuing through December 31, 2016. The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

Effective November 1, 2008, the Company’s Board of Directors authorized the repurchase of up to 350,000 shares of the Company’s common stock through November 2013 for the purpose of funding awards under its 2008 Incentive Equity Plan. In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. The stock repurchases began in November 2008 and were made on a quarterly basis through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2016, 2015 and 2014:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2016	78,446	$40.04	545,995	$3,141
2015	91,554	$43.83	467,549	$4,013
2014	118,792	$40.78	375,995	$4,844

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2013	73,538	$2,816
Purchased	118,792	4,844
Issued to Employees and Directors	(176,564)	(7,010)

Balance at September 30, 2014	15,766	650
Purchased	91,554	4,013
Issued to Employees and Directors	(16,755)	(701)

Balance at September 30, 2015	90,565	3,962
Purchased	78,446	3,141
Issued to Employees and Directors	(35,478)	(1,035)
Issued to former Silver Nip Citrus equity holders	(32,923)	(1,483)

Balance at September 30, 2016	100,610	$4,585

Note 13. Income Taxes

The provision for income tax for the years ended September 30, 2016, 2015 and 2014 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2016	2015	2014
Current:
Federal income tax	$244	$(1,348)	$4,035
State income tax	—	(98)	543
Total current	244	(1,446)	4,578
Deferred:
Federal income tax	4,538	10,432	6,160
State income tax	739	1,919	645
Total deferred	5,277	12,351	6,805
Total provision for income taxes	$5,521	$10,905	$11,383

Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2016	2015	2014
Tax at the statutory federal rate	$4,382	$9,335	$8,117
Increase (decrease) resulting from:
State income taxes, net of federal benefit	457	1,279	183
Permanent and other reconciling items, net	773	280	3,083
Other	(91)	11	—
Total provision for income taxes	$5,521	$10,905	$11,383

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2016, and 2015 are presented below:

(in thousands)	September 30,
	2016	2015
Deferred tax assets:
Deferred retirement benefits	$1,620	$1,595
Inventories	912	230
Alico-Agri, Ltd. outside basis differences	474	467
Goodwill	36,217	39,081
Deferred gain recognition	10,964	11,234
Capital loss carry forward	9,702	12,804
Alternative minimum tax credits	197	—
Net operating loss	5,844	7,141
Other	765	200
Total deferred tax assets	66,695	72,752

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	282	223
Property and equipment	95,149	93,849
Accrual-to-cash method	1,908	3,905
Prepaid insurance	331	256
Investment in Magnolia	82	299
Total deferred tax liabilities	97,752	98,532
Net deferred income tax liability	$(31,057)	$(25,780)

Deferred taxes are included in the accompanying Consolidated and Combined Balance Sheets are as follows:

(in thousands)	September 30,
	2016	2015

Deferred tax liabilities, current	$53	$151
Deferred tax liabilities, non-current	31,004	25,629
Total deferred tax liabilities	$31,057	$25,780

As of September 30, 2016, the Company has approximately $14,800,000 federal and approximately $18,300,000 state income tax net operating loss (NOL) carryforwards. The Federal NOL's of approximately $4,200,000 will expire in 2024 and approximately $10,600,000 in 2025. The State NOL’s of approximately $4,200,000 will expire in 2024 and approximately $14,100,000 in 2025. As of September 30, 2016, the Company has approximately $25,200,000 federal and state capital loss carryforwards, with approximately $600,000 expiring in 2017 and approximately $24,600,000 in 2018. The Company believes that it is more likely than not that the benefit from federal and state NOL and capital loss carryforwards will be realized and therefore have not provided a valuation allowance on the deferred tax assets related to these NOL and capital loss carryforwards.

Note 14. Segment Information

Segments

Operating segments are defined in FASB ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available, and which are evaluated regularly by the Company’s CODM in deciding how to assess performance and allocate resources. For the fiscal year ended September 30, 2015, the Company’s CODM assessed performance and allocated resources based on five operating segments: Citrus Groves, Improved Farmland, Ranch and Conservation, Agricultural Supply Chain Management and Other Operations. The former Citrus Groves and Agricultural Supply Chain Management segments have been combined into the Orange Co. segment and, as a result of the disposition of its sugarcane land in fiscal year 2015, the Company is no longer involved in sugarcane, and the Improved Farmland segment is no longer material to our business and has been combined into the Other Operations segment. Effective October 1, 2015, the Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: Orange Co. and Conservation and Environmental Resources.  In addition, Other Operations include leasing mines and oil extraction rights to third parties, as well as leasing improved farmland to third parties.

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

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2016	2015	2014
Revenues:
Orange Co.	$137,282	$146,147	$74,768
Conservation and Environmental Resources	5,669	5,394	8,172
Other Operations	1,245	1,585	21,063
Total revenues	144,196	153,126	104,003

Operating expenses:
Orange Co.	102,347	110,236	54,956
Conservation and Environmental Resources	6,393	4,808	6,123
Other Operations	397	2,083	21,730
Total operating expenses	109,137	117,127	82,809

Gross profit:
Orange Co.	34,935	35,911	19,812
Conservation and Environmental Resources	(724)	586	2,049
Other Operations	848	(498)	(667)
Total gross profit	$35,059	$35,999	$21,194

Capital expenditures:
Orange Co.	$10,393	$9,403	$7,849
Conservation and Environmental Resources	1,664	1,461	5,109
Other Operations	629	162	37
Other Capital Expenditures	1,619	497	285
Total capital expenditures	14,305	11,523	13,280

Depreciation, depletion and amortization:
Orange Co.	$13,982	$12,297	$4,201
Conservation and Environmental Resources	456	1,275	1,604
Other Operations	476	471	3,653
Other Depreciation, Depletion and Amortization	468	689	180
Total depreciation, depletion and amortization	$15,382	$14,732	$9,638

(in thousands)	September 30,
	2016	2015
Assets:
Orange Co.	$412,643	$412,700
Conservation and Environmental Resources	13,073	12,648
Other Operations	23,287	22,688
Other Corporate Assets	9,659	12,052
Total Assets	$458,662	$460,088

Note 15. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP provides a fixed supplemental retirement benefit for 180 months certain. The MSP is frozen; no new participants are being added and no benefit increases are being granted. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.3% and 4.2% in fiscal years 2016 and 2015, respectively.

Actuarial gains or losses are recognized when incurred, therefore; the end of year benefit obligation is the same as the accrued benefit costs recognized in the Consolidated and Combined Balance Sheets.

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2016	2015	2014
Service cost	$213	$195	$195
Interest cost	210	197	(23)
Recognized actuarial loss adjustment	(5)	231	—
Total	$418	$623	$172

The following provides a roll-forward of the MSP benefit obligation:

(in thousands)	September 30,
	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,476	$4,198
Service cost	213	195
Interest cost	210	197
Benefits paid	(351)	(345)
Recognized actuarial loss adjustment	(5)	231
Benefit obligation at end of year	$4,543	$4,476

Funded status at end of year	$(4,543)	$(4,476)

The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for each of the five succeeding years are approximately $348,000, $365,000, $170,000, $210,000 and $210,000 and for the five-year period thereafter is an aggregate of $1,429,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of September 30, 2016, the Rabbi Trust had no assets, and no change of control had occurred.

Profit Sharing and 401(k)

The Company maintains a 401(k) employee savings plan for eligible employees, which provides for a 4% matching contribution on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $401,000, $360,000, and $192,000 for the fiscal years 2016, 2015 and 2014, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s contribution to the Profit Sharing Plan was $291,000, $165,000 and $165,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Note 16. Related Party Transactions

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
Appointment of Directors
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
734 Investors and 734 Agriculture

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired all of the approximately 51% of Alico’s common stock then owned by Atlanticblue. 734 Investors now beneficially owns, directly or indirectly, approximately 59% of the outstanding shares of the Company’s common stock and possesses the voting power to control the election of the Company’s Directors and any other matter requiring the affirmative vote or consent of the Company’s stockholders. 734 Agriculture is the sole managing member of 734 Investors. By virtue of their ownership percentage, 734 Investors and 734 Agriculture are able to elect all of the Directors and, consequently, control Alico. Messrs. Brokaw and Trafelet are the two controlling persons of 734 Agriculture.

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

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip

Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000, and other liabilities totaled approximately $8,446,000. The Company acquired assets at with a book value of approximately $65,739,000, and total net assets of approximately $17,015,000. The shares issued were recorded at the carrying amount of the net assets transferred. The closing price of the Company's common stock on February 27, 2015 was $45.67.

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

As of September 30, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for 2014-2015 citrus harvest season. The Members are not expected to receive any additional Company common shares related to the 2014-2015 harvest season.

For the fiscal year ended September 30, 2016 and 2015 the Company incurred approximately $85,000 and $309,000 in professional and legal costs in connection with the Merger. These costs are included in general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income for the fiscal year ended September 30, 2016 and 2015, respectively.

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. The Company expensed approximately $167,000, $1,000,000 and $833,000 under the Consulting and Non-Competition Agreement for the fiscal years ended September 30, 2016, 2015 and 2014.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company’s business operations previously managed by Mr. Smith are now managed by Clay Wilson, Chief Executive Officer of Alico. The Company expensed approximately $200,000 and $625,000 under the Consulting and Non-Competition Agreement for fiscal years ended September 30, 2016 and 2015, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $238,000 and $268,000 under the Separation and Consulting Agreement for the fiscal year ended September 30, 2016 and 2015, respectively. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer, and continued to receive monthly payments under The Consulting Agreement through the first anniversary of his resignation date.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $465,000. The agreement will expire in June 2017. The Company expensed approximately $479,000 and $379,000 under the Shared Services Agreement for the fiscal year ended September 30, 2016 and 2015, respectively.

Note 17. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases for equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $667,000, $649,000 and $2,015,000 for the years ended September 30, 2016, 2015 and 2014, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)

2017	$662
2018	353
2019	5
2020	1
2021	—
Total	$1,021

Capital Leases

The Company has obligations under two non-cancelable long-term capital equipment leases. The gross asset value of leased equipment is approximately $1,435,000 at September 30, 2016 and 2015. Accumulated amortization totaled approximately $425,000 and $191,000 at September 30, 2016 and 2015, respectively. The future minimum annual rental payments under non-cancelable capital leases are as follows:

(in thousands)	Principal	Interest	Total

2017	$288	$24	$312
2018	300	12	312
Total	$588	$36	$624

Change in Control Agreements

The Company entered into Change in Control Agreements (“CIC Agreements”) with its executive officers and 22 other key employees (“CIC Recipients”) in the fiscal year 2014. The CIC Agreements provided for cash payments to CIC Recipients in the event of a change in control as defined in the CIC Agreements followed by the termination of a CIC Recipient within 18 months of the change in control. As of September 30, 2016, all CIC Agreements have expired.

Letters of Credit

The Company has outstanding standby letters of credit in the total amount of approximately $10,234,000 and $17,498,500 at September 30, 2016 and September 30, 2015, respectively, to secure its various contractual obligations.

Legal Proceedings

On March 11, 2015 a putative stockholder class action lawsuit captioned Shiva Y. Stein v. Alico, Inc., et al., No. 15-CA-000645 (the “Stein lawsuit”) was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, Inc. (“Alico”), its current and certain former directors, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus, 734 Investors, LLC (“734 Investors”), 734 Agriculture, LLC (“734 Agriculture”) and 734 Sub, LLC (“734 Sub”) in connection with the acquisition of Silver Nip by Alico (the “Acquisition”). The complaint alleged that Alico’s directors at the time of the Acquisition, 734 Investors, and 734 Agriculture, breached fiduciary duties to Alico stockholders in connection with the Acquisition, and that Silver Nip and 734 Sub aided and abetted such breaches. The lawsuit sought, among other things, monetary and equitable relief, costs, fees (including attorneys’ fees) and expenses.

On May 6, 2015 a putative stockholder class action and derivative lawsuit captioned Ruth S. Dimon Trust v. George R. Brokaw, et al., No. 15-CA-001162 (the “Dimon lawsuit”) was filed in the Circuit Court of the Twentieth Judicial District in and for Lee County, Florida, against Alico, its current directors, Silver Nip Citrus, 734 Investors and 734 Agriculture, in connection with the Acquisition of Silver Nip Citrus by Alico. The complaint alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets and tortious interference with contract against Alico’s directors; unjust enrichment against three of the directors; and aiding and abetting breach of fiduciary duty against Silver Nip Citrus, 734 investors and 734 Agriculture. The lawsuit sought, among other things, rescission of the Acquisition, an injunction prohibiting certain payments to Silver Nip Citrus members, unspecified damages, disgorgement of profits, costs, fees (including attorneys’ fees) and expenses.

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

On October 16, 2015, the lead plaintiff in the Consolidated Action reported to the Court that the parties reached an agreement in principle to settle the Consolidated Action and other claims related to the Acquisition and that they were in the process of formally documenting their agreements. The proposed settlement contemplated that Alico would adopt certain changes to its corporate governance practices, policies and procedures concerning related party transactions; that the Consolidated Action would be dismissed; and all claims that were or could have been asserted challenging any aspect of the Acquisition would be released. On March 31, 2016, the parties entered into a Stipulation of Settlement. The parties filed an Amended Stipulation of Settlement with the Court on April 22, 2016.

On April 28, 2016, the Court entered an order preliminarily approving the settlement and providing for notice to relevant Alico shareholders.  Notice of the settlement was mailed to relevant Alico shareholders and a settlement hearing was held on September 12, 2016, during which the Court considered the fairness, reasonableness and adequacy of the settlement and plaintiffs' counsel’s request for an award of attorneys' fees and expenses.

Following the settlement hearing on September 12, 2016, the Court entered a final order and judgment that approved the settlement as fair, reasonable and adequate; directed the parties to consummate the settlement according to its terms; awarded plaintiffs’ counsel attorneys’ fees and expenses; and dismissed the Consolidated Action with prejudice.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party to or of which any of its property is subject to that it believes will have a material adverse effect on its business financial position or results of operations.

Note 18. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2016, and 2015 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2015	2014	2016	2015	2016	2015	2016	2015

Total operating revenue	$20,604	$19,070	$71,889	$60,012	$46,853	$71,670	$4,850	$2,374
Total operating expenses	19,238	15,798	52,374	48,336	33,170	50,643	4,355	2,350

Gross profit	1,366	3,272	19,515	11,676	13,683	21,027	495	24

General and administrative	3,925	5,484	2,849	3,499	2,747	2,949	3,692	4,562
Other (expense) income, net	(2,535)	11,181	(1,840)	(2,824)	(2,874)	(2,258)	(2,117)	(1,516)

Income (loss) before income taxes	(5,094)	8,969	14,826	5,353	8,062	15,820	(5,314)	(6,054)
Income tax expense (benefit)	(2,075)	3,763	6,102	1,127	3,392	6,644	(1,898)	(629)

Net income (loss)	$(3,019)	$5,206	$8,724	$4,226	$4,670	$9,176	$(3,416)	$(5,425)

Net loss attributable to noncontrolling interests	8	—	10	—	11	—	5	31

Net income attributable to Alico Inc. common stockholders	$(3,011)	$5,206	$8,734	$4,226	$4,681	$9,176	$(3,411)	$(5,394)

Earnings per share:
Basic	$(0.36)	$0.71	$1.05	$0.51	$0.56	$1.11	$(0.41)	$0.65
Diluted	$(0.36)	$0.71	$1.05	$0.51	$0.56	$1.11	$(0.41)	$0.65

The operating results noted above include the operating results of Silver Nip Citrus, as a result of the common control acquisition in February 2015.

Note 19. Subsequent Events

On November 10, 2016, Met issued a Partial Release of Mortgage removing their lien on approximately 8,640 acres of ranch land in Hendry County, Florida. There was no price charged for the release. The release was recorded on November 28, 2016.

On December 1, 2016, the Silver Nip Citrus debt agreements with Prudential were amended. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees previously provided by George Brokaw, Remy Trafelet and Clayton Wilson also totaling $8,000,000 were released and (3) the required consolidated current ratio was reduced from 1.50 to 1.00 to 1.00 to 1.00 for covenant compliance purposes. The personal guarantees were provided prior to the Company’s Merger with Silver Nip Citrus.

In December 2016, the Company reached an agreement in principle to sell 49 acres of land and facilities in Hendry County, Florida for $2,200,000. The property, known as Alico Plant World, is currently leased to a vegetable nursery operator. The buyer is an affiliate of the tenant. The anticipated sales price exceeds its net book value and no impairment will be recognized.

Alico Inc. has begun to realign its management structure to optimize the financial returns on the assets of its Orange Co. and Conservation and Environmental Resources operating segments. Remy W. Trafelet will become President and Chief Executive Officer of the Company on January 1, 2017. He has led the Company’s Executive Committee as Chairman since 2013. George Brokaw will become Executive Vice Chairman for the Company while Hank Slack will serve Executive Chairman. Clay Wilson will step down as Chief Executive Officer on December 31, 2016. Mr. Wilson will continue to serve as a member of the Board of Directors. The compensatory arrangements and other terms are still being negotiated and will be disclosed when available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

During the fourth quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2016. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2017 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation is included under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning relationships and related transactions is hereby incorporated by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Item 14. Principal Accountants Fees and Services

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
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender. (Incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014)

10.15
Shared Services Agreement by and between Alico, Inc. and Trafelet Brokaw Capital Management, L.P. dated June 1, 2015 (Incorporated by reference to Exhibit 10.15 of Alico’s filing on Form 10-K dated December 10, 2015)

10.16
Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the "Prudential Loan Agreement") (Incorporated by reference to Exhibit 10.16 of Alico’s filing on Form 10-K dated December 10, 2015)

10.17
Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.17 of Alico’s filing on Form 10-K dated December 10, 2015)

10.18
Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.18 of Alico’s filing on Form 10-K dated December 10, 2015)

10.19
Promissory Note C, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.19 of Alico’s filing on Form 10-K dated December 10, 2015)

10.20		First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement) (Incorporated by reference to Exhibit 10.20 of Alico’s filing on Form 10-K dated December 10, 2015)
10.21
Promissory Note D, dated March 26, 2013, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.21 of Alico’s filing on Form 10-K dated December 10, 2015)

10.22
Loan Agreement, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC ("Loan E and F") (Incorporated by reference to Exhibit 10.22 of Alico’s filing on Form 10-K dated December 10, 2015)

10.23
Promissory Note E, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.23 of Alico’s filing on Form 10-K dated December 10, 2015)

10.24
Promissory Note F, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.24 of Alico’s filing on Form 10-K dated December 10, 2015)

10.25		First Amendment to Loan Agreement, dated April 23, 2015 (Loan E and F) (Incorporated by reference to Exhibit 10.25 of Alico’s filing on Form 10-K dated December 10, 2015)
10.26		Second Amendment to the Loan Agreement, dated September 4, 2014 (Prudential Loan Agreement) (Incorporated by reference to Exhibit 10.26 of Alico’s filing on Form 10-K dated December 10, 2015)
10.27		Third Amendment to the Loan Agreement, dated April 23, 2015 (Prudential Loan Agreement) (Incorporated by reference to Exhibit 10.27 of Alico’s filing on Form 10-K dated December 10, 2015)
10.28
Cancellation and Termination of Note D, dated April 23, 2015, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.28 of Alico’s filing on Form 10-K dated December 10, 2015)

10.29		First Amendment to Credit Agreement and Consent with Rabo Agrifinance, Inc. dated February 26, 2015 (Incorporated by reference to Exhibit 10.29 of Alico’s filing on Form 10-K dated December 10, 2015)
10.30		Second Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 16, 2015 (Incorporated by reference to Exhibit 10.30 of Alico’s filing on Form 10-K dated December 10, 2015)

10.31
Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015 (Incorporated by reference to Exhibit 10.31 of Alico’s filing on Form 10-K dated December 10, 2015)

10.32
Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015 (Incorporated by reference to Exhibit 10.32 of Alico’s filing on Form 10-K dated December 10, 2015)

10.33
Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016.

10.34
Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016.

10.35
Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.)

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

ALICO, INC. (Registrant)

December 6, 2016	By:	/s/ Clayton G. Wilson
Clayton G. Wilson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 6, 2016	Director and Chief Executive Officer	:	/s/ Clayton G. Wilson
Clayton G. Wilson

December 6, 2016	Chief Financial Officer and Senior Vice President	:	/s/ John. E. Kiernan
John. E. Kiernan

December 6, 2016	Chairman of the Board, Director	:	/s/ Henry R. Slack
Henry R. Slack

December 6, 2016	Director	:	/s/ George R. Brokaw
George R. Brokaw

December 6, 2016	Director	:	/s/ R. Greg Eisner
R. Greg Eisner

December 6, 2016	Director	:	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 6, 2016	Director	:	/s/ W. Andrew Krusen
W. Andrew Krusen

December 6, 2016	Director	:	/s/ Remy W. Trafelet
Remy W. Trafelet