Form 10-Q
period 2016-12-31
ALICO INC
filed 2017-02-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,330,821 shares of common stock outstanding at January 27, 2017.

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2016 and 2015

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2016	2015
Operating revenues:
Orange Co.	$16,877	$19,295
Conservation and Environmental Resources	301	1,007
Other Operations	267	302
Total operating revenues	17,445	20,604
Operating expenses:
Orange Co.	14,085	17,608
Conservation and Environmental Resources	514	1,560
Other Operations	93	70
Total operating expenses	14,692	19,238
Gross profit	2,753	1,366
General and administrative expenses	3,788	3,925
Loss from operations	(1,035)	(2,559)
Other (expense) income:
Interest expense	(2,327)	(2,503)
Gain on sale of real estate	436	142
Other expense, net	(90)	(174)
Total other expense, net	(1,981)	(2,535)
Loss before income taxes	(3,016)	(5,094)
Benefit for income taxes	(1,273)	(2,075)
Net loss	(1,743)	(3,019)
Net loss attributable to noncontrolling interests	8	8
Net loss attributable to Alico, Inc. common stockholders	$(1,735)	$(3,011)
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$(0.21)	$(0.36)
Diluted	$(0.21)	$(0.36)
Weighted-average number of common shares outstanding:
Basic	8,324	8,303
Diluted	8,324	8,303

Cash dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	December 31,	September 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,126	$6,625
Accounts receivable, net	11,917	4,740
Inventories	62,522	58,469
Income tax receivable	1,013	1,013
Prepaid expenses and other current assets	3,374	1,024
Total current assets	79,952	71,871

Property and equipment, net	376,806	379,247
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	326	389
Other non-current assets	1,423	1,692
Total assets	$460,753	$455,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,731	$5,975
Accrued liabilities	3,020	6,422
Dividend payable	499	498
Long-term debt, current portion	4,475	4,493
Obligations under capital leases, current portion	288	288
Other current liabilities	681	1,002
Total current liabilities	12,694	18,678

Long-term debt:
Principal amount	190,045	192,726
Less: deferred financing costs, net	(1,927)	(1,980)
Long-term debt less deferred financing costs, net	188,118	190,746
Lines of credit	21,945	5,000
Deferred tax liability	29,784	31,056
Deferred gain on sale	27,258	27,204
Deferred retirement obligations	4,192	4,198
Obligations under capital leases	300	300
Total liabilities	284,291	277,182
Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 8,324,727 and 8,315,535 shares outstanding at December 31, 2016 and September 30, 2016, respectively	8,416	8,416
Additional paid in capital	18,210	18,155
Treasury stock, at cost, 91,398 and 100,610 shares held at December 31, 2016 and September 30, 2016, respectively	(4,199)	(4,585)
Retained earnings	149,270	151,504
Total Alico stockholders' equity	171,697	173,490
Noncontrolling interest	4,765	4,773
Total stockholders' equity	176,462	178,263
Total liabilities and stockholders' equity	$460,753	$455,445
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2016	2015

Net cash used in operating activities:	$(17,437)	$(14,781)

Cash flows from investing activities:
Purchases of property and equipment	(2,357)	(2,988)
Other	547	140
Net cash used in investing activities	(1,810)	(2,848)

Cash flows from financing activities:
Repayments on revolving lines of credit	(5,000)	—
Borrowings on revolving lines of credit	21,945	24,986
Principal payments on term loans	(2,699)	(2,699)
Contingent consideration paid	—	(3,750)
Treasury stock purchases	—	(2,602)
Dividends paid	(498)	(504)
Net cash provided by financing activities	13,748	15,431

Net decrease in cash and cash equivalents	(5,499)	(2,198)
Cash and cash equivalents at beginning of the period	6,625	5,474

Cash and cash equivalents at end of the period	$1,126	$3,276

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation
The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 6, 2016.
The Financial Statements presented in this Form 10-Q are unaudited; however, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2017. All intercompany transactions and account balances between the consolidated businesses have been eliminated.

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

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and the accounts of all the subsidiaries in which a controlling interest is held by the Company. The Financial Statements represent the Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows of Alico, Inc. and its subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and subsidiaries, Alico Fresh Fruit LLC, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC. The Company considers the criteria established under FASB ASC 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $15,848 and $16,018 for the three months ended December 31, 2016 and 2015, respectively, of which 51% is attributable to the Company.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in FASB ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with FASB ASC 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Recent Accounting Pronouncements

Adopted

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-.03") requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit and other revolving debt arrangements may be deferred and presented as an asset. The Company adopted this guidance retrospectively on October 1, 2015 in accordance with the effective date. The adoption of this new guidance did not impact the Company's financial position, results of operations or cash flows for any periods presented.

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The Company adopted this guidance retrospectively on October 1, 2015.  As this standard impacted presentation only, the adoption of ASU 2015-17 did not have an impact on our Financial Statements upon adoption.

Not Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01 that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted.

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

Note 2. Inventories

Inventories consist of the following at December 31, 2016 and September 30, 2016:

(in thousands)	December 31,	September 30,
	2016	2016
Unharvested fruit crop on the trees	$54,967	$52,204
Beef cattle	2,633	783
Citrus tree nursery	3,565	3,090
Other	1,357	2,392
Total inventories	$62,522	$58,469
The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2016, the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2016 and September 30, 2016:

(in thousands)	December 31,	September 30,
	2016	2016
Citrus trees	$254,689	$253,665
Equipment and other facilities	59,456	59,355
Buildings and improvements	19,068	21,780
Breeding herd	10,918	10,921
Total depreciable properties	344,131	345,721
Less: accumulated depreciation and depletion	(83,278)	(83,122)
Net depreciable properties	260,853	262,599
Land and land improvements	115,953	116,648
Net property and equipment	$376,806	$379,247
Asset held for sale

In December 2016, the Company reached an agreement in principle to sell approximately 49 acres of land and facilities in Hendry County, Florida, for approximately $2,200,000. The property, known as Alico Plant World, is currently leased to a vegetable nursery operator. The buyer is an affiliate of the tenant. The anticipated sale price exceeds its net book value, and no impairment will be recognized. The property is included in "Prepaid expenses and other current assets" on the Company's Condensed Consolidated Balance Sheets as of December 31, 2016. See Note 11. "Subsequent Event".

Note 4. Long-Term Debt and Lines of Credit

Debt Refinancing

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with the Orange-Co acquisition. These credit facilities initially included $125,000,000 in fixed interest rate term loans (“Met Fixed-Rate Term Loans”), $57,500,000 in variable interest rate term loans (“Met Variable-Rate Term Loans”), and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by real property. On November 10, 2016, Met issued a Partial Release of Mortgage removing their lien on approximately 8,640 acres of ranch land in Hendry County, Florida. The remaining security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,762 gross acres of ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter until maturity. Interest on the term loans is payable quarterly.
The interest rates on the Met Variable-Rate Term Loans were 2.39% per annum and 2.25% per annum as of December 31, 2016 and September 30, 2016, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015 and remains available to reduce future mandatory principal payments when the Company elects to do so. There were no optional prepayments in calendar year 2016. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.39% per annum and 2.25% per annum as of December 31, 2016 and September 30, 2016, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2016.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.37% per annum and 2.27% per annum as of December 31, 2016 and September 30, 2016, respectively. The WCLC agreement was amended on September 30, 2016, and the primary terms of the amendment were (1) an extension of the maturity to November 1, 2018, (2) the amendment permits the Company to provide a limited $8,000,000 guaranty of the Silver Nip Citrus debt (see below) and (3) the amendment makes debt service coverage a quarterly rather than annual covenant. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $37,800,000 as of December 31, 2016.
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
The outstanding balance on the WCLC was approximately $21,945,000 at December 31, 2016. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2016, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ending September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2016, the Company was in compliance with all of the financial covenants.

The credit facilities also include a Met Life term loan collateralized by real estate owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that initially bore interest at 5.49% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to a fixed rate of 5.28% for the remainder of the term. The loan matures February 5, 2029.

Silver Nip Citrus Debt

Silver Nip Citrus has various loans payable to Prudential Mortgage Capital Company, LLC (“Prudential”) as described below.

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. The Company may prepay up to $5,000,000 of principal without penalty. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. The loans are collateralized by real estate in Collier, Hardee, Highlands, Martin, Osceola and Polk Counties, Florida and mature June 1, 2033.

Silver Nip Citrus entered into two fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly, together with accrued interest. One loan bears interest at 3.85% per annum (“Pru Loan E”), while the other bears interest at 3.45% per annum (“Pru Loan F”). The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. Both loans are collateralized by real estate in Charlotte County, Florida. Pru Note E matures September 1, 2021, and Pru Note F matures September 1, 2039.

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1:00 to 1:00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2016, the most recent measurement date.

Other Modifications of Rabo and Prudential Credit Agreements

During the three months ended December 31, 2015, Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$103,750	$1,048	$105,312	$1,080
Met Variable-Rate Term Loans	51,750	482	52,469	497
Met Citree Term Loan	5,000	52	5,000	53
Pru Loans A & B	23,900	270	24,190	274
Pru Loan E	5,060	31	5,115	32
Pru Loan F	5,060	44	5,115	44
John Deere equipment loan	—	—	18	—
	194,520	1,927	197,219	1,980
Less current portion	4,475	—	4,493	—
Long-term debt	$190,045	$1,927	$192,726	$1,980

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$146	$5,000	$159
WCLC	21,945	180	—	230
Lines of Credit	$21,945	$326	$5,000	$389

Future maturities of debt and lines of credit as of December 31, 2016 are as follows:

(in thousands)

Due within one year	$4,475
Due between one and two years	30,270
Due between two and three years	10,925
Due between three and four years	10,975
Due between four and five years	10,975
Due beyond five years	148,845

Total future maturities	$216,465
Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended December 31,
	2016	2015
Interest expense	$2,327	$2,503
Interest capitalized	63	43
Total	$2,390	$2,546

Note 5. Earnings Per Common Share
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
For the three months ended December 31, 2016 and 2015, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended December 31,
	2016	2015

Net loss attributable to Alico, Inc. common stockholders	$(1,735)	$(3,011)

Weighted average number of common shares outstanding - basic	8,324	8,303
Dilutive effect of equity-based awards	—	—
Weighted average number of common shares outstanding - diluted	8,324	8,303

Net loss per common shares attributable to Alico, Inc. common stockholders:
Basic	$(0.21)	$(0.36)
Diluted	$(0.21)	$(0.36)

The computation of diluted earnings per common share for the three months ended December 31, 2016 and 2015 excludes the impact of certain equity awards because they are anti-dilutive. Such awards are comprised of 750,000 stock options granted to Executive Officers (see Note 9. "Related Party Transactions") during the three months ended December 31, 2016 and 12,500 shares awarded to the Chief Executive Officer and Chief Financial Officer during the fiscal year ended September 30, 2015.

Note 6. Segment Information
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

Total revenues represent sales to unaffiliated customers, as reported in the Condensed Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.  All intercompany transactions between the segments have been eliminated.

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2016	2015
Revenues:
Orange Co.	$16,877	$19,295
Conservation and Environmental Resources	301	1,007
Other Operations	267	302
Total revenues	17,445	20,604

Operating expenses:
Orange Co.	14,085	17,608
Conservation and Environmental Resources	514	1,560
Other Operations	93	70
Total operating expenses	14,692	19,238

Gross profit (loss):
Orange Co.	2,792	1,687
Conservation and Environmental Resources	(213)	(553)
Other Operations	174	232
Total gross profit	$2,753	$1,366

Depreciation, depletion and amortization:
Orange Co.	$3,516	$3,357
Conservation and Environmental Resources	169	232
Other Operations	32	106
Other Depreciation, Depletion and Amortization	199	313
Total depreciation, depletion and amortization	$3,916	$4,008

(in thousands)	December 31,	September 30,
	2016	2016
Assets:
Orange Co.	$413,597	$410,663
Conservation and Environmental Resources	14,621	13,073
Other Operations	22,243	22,050
Other Corporate Assets	10,292	9,659
Total Assets	$460,753	$455,445
Note 7. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock). Stock-based compensation expense for the Board of Director fees and Named Executive Officers was approximately $440,000 and $210,000 for the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015, and continuing through December 31, 2016 (the "2015 Authorization"). The stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined, subject to the provisions of SEC Rule 10b-18. For the three months ended December 31, 2016, the Company did not purchase any shares it had remaining under the 2015 Authorization.

The following table illustrates the Company’s treasury stock issuances for the three months ended December 31, 2016:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2016	100,610	$4,585
Issued to Directors	(9,212)	(386)

Balance as of December 31, 2016	91,398	$4,199
In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). The stock repurchases will be made through open market transactions at times and in such amounts as the Company’s broker determine subject to the provisions of SEC Rule 10b-18. The Company also adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with its share repurchase authorization. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the three months ended December 31, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.

Note 8. Commitments and Contingencies
Letters of Credit
The Company has outstanding standby letters of credit in the total amount of approximately $10,300,000 and approximately$10,234,000 at December 31, 2016 and September 30, 2016, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Note 9. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he will continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provides that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson will be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provides that Mr. Wilson will serve as a consultant to the Company during 2017 and will receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). If the Company terminates the consulting period for any reason, it will continue to pay the consulting fees described in the immediately preceding sentence, subject to Mr. Wilson’s continued compliance with the restrictive covenants set forth in his employment agreement. Mr. Wilson continues to serve as a member of the Board of Directors of the Company.
Remy W. Trafelet, Henry R. Slack, and George R. Brokaw
On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with each of Remy W. Trafelet, Henry R. Slack, and George R. Brokaw (collectively, the “Executives”). Mr. Trafelet will serve as the President and Chief Executive Officer of the Company, Mr. Slack will serve as the Executive Chairman of the Company, and Mr. Brokaw will serve as the Executive Vice Chairman of the Company, and each of them will continue to serve on the Company’s Board of Directors. The Employment Agreements provide for an annual base salary of $400,000 in the case of Mr. Trafelet and $250,000 in the case of each of Messrs. Slack and Brokaw and, additionally, provide for payment to the Executives an amount in cash equal to $400,000 to Mr. Trafelet and $250,000 to each of Messrs. Slack and Brokaw within five business days of December 31, 2016. A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Messrs. Slack and Brokaw (collectively, the “Option Grants”) was also provided. The Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company.
The Employment Agreements also provide that, if the applicable Executive’s employment is terminated by the Company without “cause” or the applicable Executive resigns with “good reason” (as each such term is defined in the Employment Agreements), then, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, the Executive will be entitled to cash severance in an amount equal to 24 months (in the case of Mr. Trafelet) or 18 months (in the case of Messrs. Slack and Brokaw) of the Executive’s annual base salary.
The Employment Agreement includes various restrictive covenants in favor of the Company, including a confidentiality covenant, a nondisparagement covenant, and 12-month post-termination noncompetition and customer and employee nonsolicitation covenants.
Silver Nip Citrus Merger Agreement

Effective February 28, 2015, the Company completed the merger (“Merger”) with 734 Citrus Holdings, LLC (“Silver Nip Citrus”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with 734 Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Silver Nip Citrus and, solely with respect to certain sections thereof, the equity holders of Silver Nip Citrus. The ownership of Silver Nip Citrus was held by 734 Agriculture, 74.89%, Mr. Clay Wilson, former Chief Executive Officer of the Company, 5% and an entity controlled by Mr. Clay Wilson owned, 20.11%.

734 Agriculture has control over both Silver Nip Citrus and the Company, and therefore the Merger was treated as a common control acquisition.

At closing of the Merger, Merger Sub merged with and into Silver Nip Citrus, with Silver Nip Citrus and its affiliates surviving the Merger as wholly owned subsidiaries of the Company. Pursuant to the Merger Agreement, at closing, the Company issued 923,257 shares of the Company’s common stock, par value $1.00 per share, to the holders of membership interests in Silver Nip Citrus. Silver Nip Citrus’ outstanding net indebtedness at the closing of the Merger was approximately $40,278,000, and other liabilities totaled approximately $8,446,000. The Company acquired assets with a book value of approximately $65,739,000, and total net assets of approximately $17,015,000. The shares issued were recorded at the carrying amount of the net assets transferred. The closing price of the Company's common stock on February 27, 2015 was $45.67.
Through September 30, 2016, the former holders of membership interests (the "Members") in Silver Nip Citrus earned and were issued an additional 148,705 shares of the Company’s common stock pursuant to the Merger Agreement. The additional purchase consideration was based on the final value of the proceeds received by the Company from the sale of citrus fruit harvested on Silver Nip Citrus’s citrus groves for 2014-2015 citrus harvest season. No additional consideration of Company common shares is due in connection with the Merger.
JD Alexander
On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander $2,000,000 for such services and covenants in twenty-four monthly installments. The Company expensed approximately $167,000 under the Consulting and Non-Competition Agreement for the three months ended December 31, 2015.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company expensed approximately $50,000 under the Consulting and Non-Competition Agreement for each of the three months ended December 31, 2016 and 2015, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey was to provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey was entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $88,000 under the Separation and Consulting Agreement for the three months ended December 31, 2015. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer and continued to receive monthly payments under the Separation and Consulting Agreement through the first anniversary of his resignation date.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $465,000. The agreement will expire in June 2017. The Company expensed approximately $73,421 and $98,560 under the Shared Services Agreement for the three months ended December 31, 2016 and 2015, respectively.

Note 10. Accrued Liabilities
Accrued Liabilities consist of the following at December 31, 2016 and September 30, 2016:

(in thousands)	December 31,	September 30,
	2016	2016

Ad valorem taxes	$157	$2,736
Accrued interest	1,233	1,135
Accrued employee wages and benefits	330	964
Inventory received but not invoiced	846	710
Current portion of deferred retirement obligations	342	342
Other accrued liabilities	112	535
Total accrued liabilities	$3,020	$6,422

Note 11. Subsequent Event

On February 2, 2017, the Company sold to its former tenant 49 acres of land and facilities in Hendry County, Florida, for $2,200,000. See Note 3. "Property and Equipment, Net".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto. Additional context can also be found in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission (“SEC”) on December 6, 2016.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three business segments and substantially all of its operating revenues are generated in the United States. During the three months ended December 31, 2016, Alico generated operating revenues of approximately $17,445,000, loss from operations of approximately $1,035,000, and net loss attributable to common stockholders of approximately $1,735,000. Cash used in operations was approximately $17,437,000 during the three months ended December 31, 2016.

Business Segments

Operating segments are defined in Financial Accounting Standards Board ("FASB") - Accounting Standards Codification ("ASC") ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company's CODM assesses performance and allocates resources based on three operating segments: Orange Co., Conservation and Environmental Resources and Other Operations.

The Company operates three segments related to its various land holdings, as follows:

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations is based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires it to make certain estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Alico bases these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, the Company evaluates the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

See Note 1. "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.

Recent Developments

As disclosed on a Form 8-K filed on January 4, 2017, Clayton G. Wilson stepped down as Chief Executive Officer and Remy W. Trafelet, a Director of the Company, was appointed as President and Chief Executive Officer effective as of December 31, 2016. Mr. Wilson and Mr. Trafelet will continue to serve as members of the Company’s Board of Directors. Also effective as of December 31, 2016, Henry R. Slack and George R. Brokaw were appointed Executive Chairman and Executive Vice Chairman, respectively, and each of them will continue to serve on the Company’s Board of Directors.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015:

(in thousands)	Three Months Ended
	December 31,		Change
	2016	2015	$	%
Operating revenues:
Orange Co.	$16,877	$19,295	$(2,418)	(12.5)%
Conservation and Environmental Resources	301	1,007	(706)	(70.1)%
Other Operations	267	302	(35)	(11.6)%
Total operating revenues	17,445	20,604	(3,159)	(15.3)%

Gross profit:
Orange Co.	2,792	1,687	1,105	65.5%
Conservation and Environmental Resources	(213)	(553)	340	(61.5)%
Other Operations	174	232	(58)	(25.0)%
Total gross profit	2,753	1,366	1,387	101.5%

General and administrative expenses	3,788	3,925	(137)	(3.5)%
Loss from operations	(1,035)	(2,559)	1,524	(59.6)%
Total other expense, net	(1,981)	(2,535)	554	(21.9)%
Loss before income taxes	(3,016)	(5,094)	2,078	(40.8)%
Benefit for income taxes	(1,273)	(2,075)	802	(38.7)%
Net loss	(1,743)	(3,019)	1,276	(42.3)%
Net loss attributable to noncontrolling interests	8	8	—	—%
Net loss attributable to Alico, Inc. common stockholders	$(1,735)	$(3,011)	$1,276	(42.4)%

The following discussion provides an analysis of the Company's business segments:
Orange Co.
The table below presents key operating measures for the three months ended December 31, 2016 and 2015:

(in thousands, except per box and per pound solids data)

	Three Months Ended December 31,
			Change
	2016	2015	$	%
Operating Revenues:
Early and Mid-Season	$13,669	$13,930	$(261)	(1.9)%
Fresh Fruit	2,621	2,460	161	6.5%
Purchase and Resale of Fruit	99	1,327	(1,228)	(92.5)%
Other	488	1,578	(1,090)	(69.1)%
Total	$16,877	$19,295	$(2,418)	(12.5)%
Boxes Harvested:
Early and Mid-Season	1,029	1,311	(282)	(21.5)%
Total Processed	1,029	1,311	(282)	(21.5)%
Fresh Fruit	129	196	(67)	(34.2)%
Total	1,158	1,507	(349)	(23.2)%
Pound Solids Produced:
Early and Mid-Season	5,440	6,931	(1,491)	(21.5)%
Total	5,440	6,931	(1,491)	(21.5)%
Pound Solids per Box:
Early and Mid-Season	5.29	5.29	—	—%
Price per Pound Solids:
Early and Mid-Season	$2.51	$2.01	$0.50	24.9%
Price per Box:
Fresh Fruit	$20.32	$12.55	$7.77	61.9%
Operating Expenses:
Cost of Sales	$8,630	$10,907	$(2,277)	(20.9)%
Fresh Fruit Packaging	1,182	—	1,182	—%
Harvesting and Hauling	3,747	3,755	(8)	(0.2)%
Purchase and Resale of Fruit	97	1,257	(1,160)	(92.3)%
Other	429	1,689	(1,260)	(74.6)%
Total	$14,085	$17,608	$(3,523)	(20.0)%
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

The decrease in operating revenues for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, was primarily due to the harvesting of fewer boxes of Early and Mid-Season fruit and a decrease of 153,000 boxes in the resale of third party fruit. The early and mid-season revenue decreased $261,000 due to 282,000 fewer boxes harvested or 1,491,000 fewer pound solids sold, offset by a $0.50 price per pound solid increase. These results were significantly impacted by timing as our harvest activities commenced later this harvest year. Additionally, the decrease in other revenues relates to the elimination of contract harvest and haul for a third party in the three months ended December 31, 2016.

The USDA, in its January 12, 2017 Citrus Crop Forecast for the 2016-17 harvest season, indicated that the Florida orange crop will decrease from approximately 81,000,000 boxes for the 2015-16 crop year to approximately 71,000,000 boxes for the 2016-17 crop year, a decrease of approximately 12.3%. The Company has revised its 2017 production estimate at December 31, 2016 and expects its 2017 crop to be approximately 90% of 2016 production, or 8,300,000 boxes. These declines are believed to be mainly driven by growing season fluctuations in production which may be attributable to various factors, including changes in weather impacting bloom, horticultural practices and the effects of Citrus Greening. The industry and the Company continue to experience premature fruit drop and smaller sized fruit. The Company continues to expect and has seen in its first quarter results that the forecasted 12.3% decrease in the size of the statewide crop will cause the price per pound solids for fiscal year 2017 to be significantly above the price for fiscal year 2016.

The decrease in cost of sales for the three months ended December 31, 2016 compared to three months ended December 31, 2015 primarily relates to approximately 349,000 fewer boxes sold in the three months ended December 31, 2016. Per box harvest and hauling costs of $3.24 for the three months ended December 31, 2016, are approximately $0.37 greater than the three months ended December 31, 2015, due primarily to increased harvest labor costs. The decrease in purchase and resale of fruit and other expenses relates to decreased purchase and resale activity of approximately 153,000 boxes and elimination of contract harvest and haul activity in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

Conservation and Environmental Resources

The table below presents key operating measures for the three months ended December 31, 2016 and 2015:

(in thousands, except per pound data)
	Three Months Ended December 31,		Change
	2016	2015	$	%
Revenue From:
Sale of Calves	$20	$782	$(762)	(97.4)%
Land Leasing	230	221	9	4.1%
Other	51	4	47	NM
Total	$301	$1,007	$(706)	(70.1)%
Pounds Sold:
Calves	16	483	(467)	(96.7)%
Price Per Pound:
Calves	$1.22	$1.62	$(0.40)	(24.7)%
Operating Expenses:
Cost of Calves Sold	$24	$602	$(578)	(96.0)%
Land Leasing Expenses	32	44	(12)	(27.3)%
Water Conservation	458	914	(456)	(49.8)%
Total	$514	$1,560	$(1,046)	(67.1)%
NM - Not Meaningful

Ranch

The decrease in revenues from the sale of calves for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, is due to the decrease in pounds sold, and a decrease in price per pound. The pounds sold in the three months ended December 31, 2015 was due to timing of calf sales, as the Company held an additional 1,000 calves in inventory at September 30, 2015, which have historically been sold to market in the fourth quarter of the fiscal year. Alico sold 35 calves in the three months ended December 31, 2016.

Conservation

In December 2012, the South Florida Water Management District ("SFWMD") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2016/2017 fiscal year as approved included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. Operating expenses were approximately $458,000 and $914,000 for the three months ended December 31, 2016 and 2015, respectively.

Other Operations

Other Operations revenues and gross profit for the three months ended December 31, 2016 are consistent with the three months ended December 31, 2015.

General and Administrative

General and administrative expenses for the three months ended December 31, 2016 totaled approximately $3,788,000 compared to approximately $3,925,000 for the three months ended December 31, 2015. The decrease relates primarily to an approximate $400,000 decrease in professional fees incurred in the three months ended December 31, 2015 associated with an unsuccessful acquisition, an approximate $400,000 decrease in legal costs related to shareholder litigation and an approximate $254,000 decrease in separation and consulting agreement expenses. The decrease for the three months ended December 31, 2016 was offset by approximately $900,000 in lump sum payments made to the new Executives in connection with their Employment Agreements.

Other (Expense) Income, net

Other (expense) income, net for the three months ended December 31, 2016 is approximately $554,000 less than the same period of the prior year due primarily to a reduction in interest expense of approximately $176,000 on reduced debt outstanding and an increase of approximately $294,000 in gains on sale of real estate.

Benefit for Income Taxes

The benefit for income tax was approximately $1,273,000 and $2,075,000 for the three months ended December 31, 2016 and 2015, respectively. The Company’s effective income tax rates were 42.2% and 40.7% for the three months ended December 31, 2016, and 2015, respectively.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2016	2016	Change
Cash and cash equivalents	$1,126	$6,625	$(5,499)
Total current assets	$79,952	$71,871	$8,081
Total current liabilities	$12,694	$18,678	$(5,984)
Working capital	$67,258	$53,193	$14,065
Total assets	$460,753	$455,445	$5,308
Principal amount of term loans and line of credit	$216,465	$202,219	$14,246
Current ratio	6.30 to 1	3.85 to 1

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $37,800,000 is available for general use as of December 31, 2016, and a $25,000,000 revolving line of credit, all of which is available for general use as of December 31, 2016 (see Note 4. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.
Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2016 and 2015:

(in thousands)	Three Months Ended December 31,
	2016	2015	Change
Net loss	$(1,743)	$(3,019)	$1,276
Deferred gain on sale of sugarcane land	(300)	(11)	(289)
Depreciation and amortization	3,916	4,008	(92)
Deferred income tax benefit, net	(1,273)	(2,075)	802
Loss (gain) on sale of property and equipment	(205)	139	(344)
Stock-based compensation expense	440	210	230
Other non-cash gains and losses	481	411	70
Change in working capital	(18,753)	(14,444)	(4,309)
Net cash used in operating activities	$(17,437)	$(14,781)	$(2,656)

The factors contributing to the decrease in net loss for the three months ended December 31, 2016, versus the same period of the prior year, are discussed in “Condensed Consolidated Statements of Operations.”

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the three months ended December 31, 2016 and 2015:

(in thousands)	Three Months Ended December 31,
	2016	2015	Change
Capital expenditures:
Citrus nursery	$—	$(41)	$41
Citrus tree development	(1,113)	(1,529)	416
Breeding herd purchases	(91)	(620)	529
Rolling stock, equipment and other	(1,070)	(659)	(411)
Other	(83)	(139)	56
Total	(2,357)	(2,988)	631

Proceeds from sale of assets	432	—	432
Other	115	140	(25)
Net cash used in investing activities	$(1,810)	$(2,848)	$1,038

The decrease in net cash used in investing activities for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, was primarily due to decreased capital expenditures and proceeds from the sale of assets in the three months ended December 31, 2016.

Net Cash Provided By Financing Activities

The following table details the items contributing to Net Cash Provided by Financing Activities for the three months ended December 31, 2016 and 2015:

(in thousands)	Three Months Ended December 31,
	2016	2015	Change
Repayments on revolving lines of credit	$(5,000)	$—	$(5,000)
Borrowings on revolving lines of credit	21,945	24,986	(3,041)
Principal payments on term loans	(2,699)	(2,699)	—
Contingent consideration paid	—	(3,750)	3,750
Treasury stock purchases	—	(2,602)	2,602
Dividends paid	(498)	(504)	6
Net cash provided by financing activities	$13,748	$15,431	$(1,683)

The decrease in net cash provided by financing activities for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, was primarily due to increased repayments on the revolving lines of credit and reduced borrowings on the revolving lines of credit offset by a non-recurring contingent consideration payment and treasury stock purchases in the three months ended December 31, 2015.

Alico drew, on a net basis, $16,945,000 on its revolving lines of credit, primarily to fund working capital requirements and investing activities for the three months ended December 31, 2016.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2016, there was approximately $10,300,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit.
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

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 6, 2016.
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

During the first fiscal quarter ended December 31, 2016 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A. Risk Factors.
There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 6, 2016.

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

For the three months ended December 31, 2016, the Company did not purchase any shares in accordance with the 2016 Authorization and has available to purchase 50,000 shares in accordance with the 2016 Authorization.

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
10.1
Separation and Consulting Agreement, dated as of December 31, 2016, by and between Alico, Inc. and Clayton G. Wilson. (Incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated January 4, 2017)

10.2*		Employment Agreement, dated as of December 31, 2016, by and between Alico, Inc. and Remy W. Trafelet. (Incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated January 4, 2017)
10.3*		Employment Agreement, dated as of December 31, 2016, by and between Alico, Inc. and Henry R. Slack. (Incorporated by reference to Exhibit 10.3 of Alico’s filing on Form 8-K dated January 4, 2017)
10.4*		Employment Agreement, dated as of December 31, 2016, by and between Alico, Inc. and George R. Brokaw. (Incorporated by reference to Exhibit 10.4 of Alico’s filing on Form 8-K dated January 4, 2017)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement.
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

ALICO, INC. (Registrant)

February 6, 2017	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer

February 6, 2017	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer