Form 10-Q
period 2017-03-31
ALICO INC
filed 2017-05-08
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,289,610 shares of common stock outstanding at May 5, 2017.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2017 and 2016

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Operating revenues:
Alico Citrus	$55,667	$70,982	$72,544	$90,277
Conservation and Environmental Resources	487	644	788	1,651
Other Operations	46	263	313	565
Total operating revenues	56,200	71,889	73,645	92,493
Operating expenses:
Alico Citrus	40,923	51,716	55,008	69,324
Conservation and Environmental Resources	761	581	1,275	2,141
Other Operations	—	77	93	147
Total operating expenses	41,684	52,374	56,376	71,612
Gross profit	14,516	19,515	17,269	20,881
General and administrative expenses	3,399	2,849	7,187	6,774
Income from operations	11,117	16,666	10,082	14,107
Other (expense) income:
Investment and interest income, net	47	—	47	—
Interest expense	(2,374)	(2,475)	(4,701)	(4,978)
Gain on sale of real estate	1,396	760	1,832	902
Other income (expense), net	19	(125)	(71)	(300)
Total other expense, net	(912)	(1,840)	(2,893)	(4,376)
Income before income taxes	10,205	14,826	7,189	9,731
Provision for income taxes	4,321	6,102	3,048	4,027
Net income	5,884	8,724	4,141	5,704
Net (income) loss attributable to noncontrolling interests	(51)	10	(43)	18
Net income attributable to Alico, Inc. common stockholders	$5,833	$8,734	$4,098	$5,722
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.70	$1.05	$0.49	$0.69
Diluted	$0.70	$1.05	$0.49	$0.69
Weighted-average number of common shares outstanding:
Basic	8,327	8,286	8,326	8,294
Diluted	8,327	8,303	8,326	8,309

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$6,625
Accounts receivable, net	22,648	4,740
Inventories	53,069	58,469
Income tax receivable	1,013	1,013
Assets held for sale	3,137	—
Prepaid expenses and other current assets	2,629	1,024
Total current assets	83,537	71,871

Property and equipment, net	372,512	379,247
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	264	389
Other non-current assets	1,400	1,692
Total assets	$459,959	$455,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,919	$5,975
Accrued liabilities	4,238	6,920
Long-term debt, current portion	4,500	4,493
Obligations under capital leases, current portion	288	288
Other current liabilities	339	1,002
Total current liabilities	15,284	18,678

Long-term debt:
Principal amount	187,338	192,726
Less: deferred financing costs, net	(1,872)	(1,980)
Long-term debt less deferred financing costs, net	185,466	190,746
Lines of credit	11,417	5,000
Deferred tax liability	34,119	31,056
Deferred gain on sale	27,587	27,204
Deferred retirement obligations	4,185	4,198
Obligations under capital leases	300	300
Total liabilities	278,358	277,182
Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 8,306,319 and 8,315,535 shares outstanding at March 31, 2017 and September 30, 2016, respectively	8,416	8,416
Additional paid in capital	18,351	18,155
Treasury stock, at cost, 109,826 and 100,610 shares held at March 31, 2017 and September 30, 2016, respectively	(4,586)	(4,585)
Retained earnings	154,604	151,504
Total Alico stockholders' equity	176,785	173,490
Noncontrolling interest	4,816	4,773
Total stockholders' equity	181,601	178,263
Total liabilities and stockholders' equity	$459,959	$455,445
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2017	2016

Net cash (used in) provided by operating activities:	$(2,749)	$12,138

Cash flows from investing activities:
Purchases of property and equipment	(5,040)	(5,931)
Proceeds from disposals of property and equipment	2,651	—
Other	156	141
Net cash used in investing activities	(2,233)	(5,790)

Cash flows from financing activities:
Repayments on revolving lines of credit	(47,082)	(45,132)
Borrowings on revolving lines of credit	53,499	50,132
Principal payments on term loans	(5,381)	(5,381)
Contingent consideration paid	—	(3,750)
Treasury stock purchases	(641)	(3,141)
Dividends paid	(997)	(998)
Net cash used in financing activities	(602)	(8,270)

Net decrease in cash and cash equivalents	(5,584)	(1,922)
Cash and cash equivalents at beginning of the period	6,625	5,474

Cash and cash equivalents at end of the period	$1,041	$3,552

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 122,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Alico Citrus (formerly called "Orange Co.") and Conservation and Environmental Resources. Financial results are presented based upon its three business segments: Alico Citrus, Conservation and Environmental Resources and Other Operations.

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
The Financial Statements presented in this Form 10-Q are unaudited. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2017. All intercompany transactions and account balances between the consolidated businesses have been eliminated.

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280, "Segment Reporting", as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on three operating segments: Alico Citrus, Conservation and Environmental Resources and Other Operations.

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

Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net income of approximately $88,000 and a net loss of $37,000 for the six months ended March 31, 2017 and 2016, respectively, of which 51% is attributable to the Company.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in FASB ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement date. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with FASB ASC 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Recent Accounting Pronouncements

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted.

Derecognition and Partial Sales of Nonfinancial Assets Guidance Issued

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses From the Derecognition of Nonfinancial Assets (Subtopic 610-20): The ASU clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to contracts with customers. The ASU also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business.

In addition, transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions.

As a result, guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets.

The ASU will also impact the accounting for partial sales of nonfinancial assets (including in substance real estate). When an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value. This will result in full gain/loss recognition upon the sale of a controlling interest in a nonfinancial asset. Current guidance generally prohibits gain recognition on the retained interest.

The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption is permitted. The ASU will be applied prospectively to any transaction occurring from the date of adoption.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity or cash flows as previously reported; however, working capital decreased by approximately $1,184,000 at September 30, 2016.

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

Note 2. Inventories

Inventories consist of the following at March 31, 2017 and September 30, 2016:

(in thousands)	March 31, 2017	September 30, 2016

Unharvested fruit crop on the trees	$43,179	$52,204
Beef cattle	3,550	783
Citrus tree nursery	4,068	3,090
Other	2,272	2,392
Total inventories	$53,069	$58,469
The Company records its inventory at the lower of cost or net realizable value. For the three and six months ended March 31, 2017 and 2016 the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2017 and September 30, 2016:

(in thousands)	March 31, 2017	September 30, 2016

Citrus trees	$255,948	$253,665
Equipment and other facilities	60,514	59,355
Buildings and improvements	16,035	21,780
Breeding herd	10,789	10,921
Total depreciable properties	343,286	345,721
Less: accumulated depreciation and depletion	(86,303)	(83,122)
Net depreciable properties	256,983	262,599
Land and land improvements	115,529	116,648
Net property and equipment	$372,512	$379,247

On February 2, 2017, the Company sold 49 acres of land and facilities in Hendry County, Florida, to its former tenant for $2,200,000, resulting in a gain of approximately $1,400,000 which is included in gain on sale of real estate on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017.

Asset held for sale

In March 2017, the Company's Board of Directors approved listing its office building in Fort Myers, Florida, for sale for approximately $6,000,000. As a result, the Company reclassified the net book value of the property to assets held for sale as of March 31, 2017. The estimated fair value of the property exceeds the net book value, and no impairment was recognized as a result of the reclassification.
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

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,762 gross acres of ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

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
The interest rates on the Met Variable-Rate Term Loans were 2.54% per annum and 2.25% per annum as of March 31, 2017 and September 30, 2016, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015 and remains available to reduce future mandatory principal payments if the Company elects to do so. There have been no additional optional prepayments after calendar year 2015. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.54% per annum and 2.25% per annum as of March 31, 2017 and September 30, 2016, respectively. Availability under the RLOC was $25,000,000 as of March 31, 2017.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.53% per annum and 2.27% per annum as of March 31, 2017 and September 30, 2016, respectively. The WCLC agreement was amended on September 30, 2016, and the primary terms of the amendment were (1) an extension of the maturity to November 1, 2018, (2) the amendment permits the Company to provide a limited $8,000,000 guaranty of the Silver Nip Citrus debt (see below) and (3) the amendment makes debt service coverage a quarterly rather than annual covenant. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $48,300,000 as of March 31, 2017.
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

The outstanding balance on the WCLC was approximately $11,417,000 at March 31, 2017. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2017, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ending September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2017, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan collateralized by real estate owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. The loan matures February 5, 2029.

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

Other Modifications of Rabo and Prudential Credit Agreements

During the six months ended March 31, 2016, Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$102,188	$1,016	$105,312	$1,080
Met Variable-Rate Term Loans	51,030	467	52,469	497
Met Citree Term Loan	5,000	51	5,000	53
Pru Loans A & B	23,610	266	24,190	274
Pru Loan E	5,005	29	5,115	32
Pru Loan F	5,005	43	5,115	44
John Deere equipment loan	—	—	18	—
	191,838	1,872	197,219	1,980
Less current portion	4,500	—	4,493	—
Long-term debt	$187,338	$1,872	$192,726	$1,980

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$11,417	$134	$5,000	$159
WCLC	—	130	—	230
Lines of Credit	$11,417	$264	$5,000	$389

Future maturities of debt and lines of credit as of March 31, 2017 are as follows:

(in thousands)

Due within one year	$4,500
Due between one and two years	19,767
Due between two and three years	10,938
Due between three and four years	10,975
Due between four and five years	10,975
Due beyond five years	146,100
Total future maturities	$203,255

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest expense	$2,374	$2,475	$4,701	$4,978
Interest capitalized	64	38	127	81
Total	$2,438	$2,513	$4,828	$5,059

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
For the three and six months ended March 31, 2017 and 2016, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net income attributable to Alico, Inc. common stockholders	$5,833	$8,734	$4,098	$5,722

Weighted average number of common shares outstanding - basic	8,327	8,286	8,326	8,294
Dilutive effect of equity-based awards	—	17	—	15
Weighted average number of common shares outstanding - diluted	8,327	8,303	8,326	8,309

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$0.70	$1.05	$0.49	$0.69
Diluted	$0.70	$1.05	$0.49	$0.69

The computation of diluted earnings per common share for the three and six months ended March 31, 2017 and 2016 excludes the impact of certain equity awards because they are anti-dilutive. Such awards are comprised of 750,000 stock options granted to Executive Officers (see Note 7. "Stockholders' Equity") during the six months ended March 31, 2017 and 12,500 shares awarded to the Chief Executive Officer and Chief Financial Officer during the fiscal year ended September 30, 2015.

Note 6. Segment Information
Segments
Operating segments are defined in ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available, and which are evaluated regularly by the Company’s CODM in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on three operating segments: Alico Citrus, Conservation and Environmental Resources and Other Operations.

The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: Alico Citrus and Conservation and Environmental Resources.  In addition, Other Operations include leasing mines and oil extraction rights to third parties, as well as leasing improved farmland to third parties.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues:
Alico Citrus	$55,667	$70,982	$72,544	$90,277
Conservation and Environmental Resources	487	644	788	1,651
Other Operations	46	263	313	565
Total revenues	56,200	71,889	73,645	92,493

Operating expenses:
Alico Citrus	40,923	51,716	55,008	69,324
Conservation and Environmental Resources	761	581	1,275	2,141
Other Operations	—	77	93	147
Total operating expenses	41,684	52,374	56,376	71,612

Gross profit (loss):
Alico Citrus	14,744	19,266	17,536	20,953
Conservation and Environmental Resources	(274)	63	(487)	(490)
Other Operations	46	186	220	418
Total gross profit	$14,516	$19,515	$17,269	$20,881

Depreciation, depletion and amortization:
Alico Citrus	$3,505	$3,391	$7,021	$6,748
Conservation and Environmental Resources	150	297	319	529
Other Operations	31	94	63	200
Other Depreciation, Depletion and Amortization	194	254	393	567
Total depreciation, depletion and amortization	$3,880	$4,036	$7,796	$8,044

(in thousands)	March 31, 2017	September 30, 2016

Assets:
Alico Citrus	$412,717	$410,663
Conservation and Environmental Resources	15,136	13,073
Other Operations	32,093	22,050
Other Corporate Assets	13	9,659
Total Assets	$459,959	$455,445
Note 7. Stockholders' Equity

Stock-Based Compensation

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock). Stock-based compensation expense for the Board of Director fees and Named Executive Officers was approximately $190,000 and $629,000 for the three and six months ended March 31, 2017, respectively, and approximately $251,000 and $446,000 for the three and six months ended March 31, 2016, respectively. Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Option Grant

On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with each of Remy W. Trafelet, Henry R. Slack, and George R. Brokaw (collectively, the “Executives”). Mr. Trafelet serves as the President and Chief Executive Officer of the Company, Mr. Slack serves as the Executive Chairman of the Company, and Mr. Brokaw serves as the Executive Vice Chairman of the Company, and each of them continues to serve on the Company’s Board of Directors.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Messrs. Slack and Brokaw (collectively, the “Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company.

The fair value of the Option Grants was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different time-frames for the various market conditions being met.

Expected Volatility	32.19%
Expected Term (in years)	2.6 - 4.0
Risk Free Rate	2.45%

The weighted-average grant-date fair value of the Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the three and six months ended March 31, 2017.

Compensation expense related to the options totaled approximately $205,000 for the three months ended March 31, 2017, and as of March 31, 2017, there was approximately $2,441,000 of total unrecognized compensation cost related to nonvested share-based compensation for the Option Grants. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Stock Repurchase Authorizations

In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 26, 2015, and continuing through December 31, 2016 (the "2015 Authorization"). The 2015 Authorization was completed on January 7, 2016. These stock repurchases were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18. The Company also adopted Rule 10b5-1 share repurchase plans under the Securities Exchange Act of 1934 (the “Plans”) in connection with the 2015 Authorization. The Plans allow the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). No shares were repurchased under the 2016 Authorization prior to its expiration on February 17, 2017.

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019 (the “2017 Authorization”). The repurchases will be made from time to time by the Company in the open market or in privately negotiated transactions. The Company adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”). The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the three and six months ended March 31, 2017, the Company purchased 24,502 shares at a cost of $641,000 under the 2017 Authorization.

The following table illustrates the Company’s treasury stock purchases and issuances for the six months ended March 31, 2017:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2016	100,610	$4,585
Purchased	24,502	641
Issued to Directors	(15,286)	(640)

Balance as of March 31, 2017	109,826	$4,586

Note 8. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $10,300,000 at March 31, 2017 to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Note 9. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he will continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provides that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson will be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provides that Mr. Wilson will serve as a consultant to the Company during 2017 and will receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). If the Company terminates the consulting period for any reason, it will continue to pay the consulting fees described in the immediately preceding sentence, subject to Mr. Wilson’s continued compliance with the restrictive covenants set forth in his employment agreement. The Company expensed $187,500 for the three and six months ended March 31, 2017. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.
Remy W. Trafelet, Henry R. Slack, and George R. Brokaw
On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with each of Remy W. Trafelet, Henry R. Slack, and George R. Brokaw (collectively, the “Executives”). Mr. Trafelet serves as the President and Chief Executive Officer of the Company, Mr. Slack serves as the Executive Chairman of the Company, and Mr. Brokaw serves as the Executive Vice Chairman of the Company, and each of them continues to serve on the Company’s Board of Directors. The Employment Agreements provide for an annual base salary of $400,000 in the case of Mr. Trafelet and $250,000 in the case of each of Messrs. Slack and Brokaw and, additionally, provided for payment to the Executives an amount in cash equal to $400,000 to Mr. Trafelet and $250,000 to each of Messrs. Slack and Brokaw within five business days of December 31, 2016. The Employment Agreements also provided stock option grants as described in Note 7. "Stockholders' Equity".
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

734 Agriculture has control over both Silver Nip Citrus and the Company, and therefore, the Merger was treated as a common control acquisition.

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

JD Alexander
On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander $2,000,000 for such services and covenants in twenty-four monthly installments. The Company expensed approximately $0 and $167,000 for each of the six months ended March 31, 2017 and 2016, respectively, under the Consulting and Non-Competition Agreement which concluded in November 2015.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company will pay Mr. Smith up to $1,225,000 for such services and covenants. The Company expensed approximately $50,000 under the Consulting and Non-Competition Agreement for each of the three months ended March 31, 2017 and 2016, respectively, and expensed approximately $100,000 for each of the six months ended March 31, 2017 and 2016, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey was to provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey was entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $0 and $92,000 under the Separation and Consulting Agreement for each of the three months ended March 31, 2017 and 2016, respectively, and approximately $0 and $180,000 for each of the six months ended March 31, 2017 and 2016, respectively. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer and continued to receive monthly payments under the Separation and Consulting Agreement through the first anniversary of his resignation date. Mr. Humphrey resigned as Senior Vice President and Chief Accounting Officer and as an employee of the Company effective April 3, 2017.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company reimburses TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $465,000. The agreement will expire in June 2017. The Company expensed approximately $147,000 and $99,000 under the Shared Services Agreement for each of the three months ended March 31, 2017 and 2016, respectively, and approximately $220,000 and $198,000 for each of the six months ended March 31, 2017 and 2016, respectively.

Note 10. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2017 and September 30, 2016:

(in thousands)	March 31, 2017	September 30, 2016

Ad valorem taxes	$988	$2,736
Accrued interest	1,191	1,135
Accrued employee wages and benefits	289	964
Current portion of deferred retirement obligations	342	342
Accrued dividends	498	498
Other accrued liabilities	930	1,245
Total accrued liabilities	$4,238	$6,920

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

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three business segments and substantially all of its operating revenues are generated in the United States. During the three and six months ended March 31, 2017, Alico generated operating revenues of approximately $56,200,000 and $73,645,000, respectively, income from operations of approximately $11,117,000 and $10,082,000, respectively, and net income attributable to common stockholders of approximately $5,833,000 and $4,098,000, respectively. Cash used in operations was approximately $2,749,000 during the six months ended March 31, 2017.

Business Segments

Operating segments are defined in Financial Accounting Standards Board ("FASB") - Accounting Standards Codification ("ASC") ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company's CODM assesses performance and allocates resources based on three operating segments: Alico Citrus (formerly called "Orange Co."), Conservation and Environmental Resources and Other Operations.

The Company operates three segments related to its various land holdings, as follows:

•
Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations is based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Alico bases these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, the Company evaluates the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Developments

As disclosed on a Form 8-K filed on January 4, 2017, Clayton G. Wilson resigned as Chief Executive Officer and Remy W. Trafelet, a Director of the Company, was appointed as President and Chief Executive Officer effective as of December 31, 2016. Mr. Wilson resigned from the Board of Directors effective February 27, 2017. Mr. Trafelet will continue to serve as a member of the Company’s Board of Directors. Also effective December 31, 2016, Henry R. Slack and George R. Brokaw were appointed Executive Chairman and Executive Vice Chairman, respectively, and each of them will continue to serve as members of the Company’s Board of Directors.

As disclosed on Form 8-K on March 8, 2017, W. Mark Humphrey resigned as Senior Vice President and Chief Accounting Officer and as an employee of the Company effective April 3, 2017.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31,				Six Months Ended March 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
Operating revenues:
Alico Citrus	$55,667	$70,982	$(15,315)	(21.6)%	$72,544	$90,277	$(17,733)	(19.6)%
Conservation and Environmental Resources	487	644	(157)	(24.4)%	788	1,651	(863)	(52.3)%
Other Operations	46	263	(217)	(82.5)%	313	565	(252)	(44.6)%
Total operating revenues	56,200	71,889	(15,689)	(21.8)%	73,645	92,493	(18,848)	(20.4)%

Gross profit:
Alico Citrus	14,744	19,266	(4,522)	(23.5)%	17,536	20,953	(3,417)	(16.3)%
Conservation and Environmental Resources	(274)	63	(337)	NM	(487)	(490)	3	(0.6)%
Other Operations	46	186	(140)	(75.3)%	220	418	(198)	(47.4)%
Total gross profit	14,516	19,515	(4,999)	(25.6)%	17,269	20,881	(3,612)	(17.3)%

General and administrative expenses	3,399	2,849	550	19.3%	7,187	6,774	413	6.1%
Income from operations	11,117	16,666	(5,549)	(33.3)%	10,082	14,107	(4,025)	(28.5)%
Total other expense, net	(912)	(1,840)	928	(50.4)%	(2,893)	(4,376)	1,483	(33.9)%
Income before income taxes	10,205	14,826	(4,621)	(31.2)%	7,189	9,731	(2,542)	(26.1)%
Provision for income taxes	4,321	6,102	(1,781)	(29.2)%	3,048	4,027	(979)	(24.3)%
Net income	5,884	8,724	(2,840)	(32.6)%	4,141	5,704	(1,563)	(27.4)%
Net (income) loss attributable to noncontrolling interests	(51)	10	(61)	NM	(43)	18	(61)	NM
Net income attributable to Alico, Inc. common stockholders	$5,833	$8,734	$(2,901)	(33.2)%	$4,098	$5,722	$(1,624)	(28.4)%

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three and six months ended March 31, 2017 and 2016:

(in thousands, except per box and per pound solids data)
	Three Months Ended March 31,				Six Months Ended March 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
Operating Revenues:
Early and Mid-Season	$32,026	$29,680	$2,346	7.9%	$45,695	$43,610	$2,085	4.8%
Valencias	20,317	33,607	(13,290)	(39.5)%	20,317	33,607	(13,290)	(39.5)%
Fresh Fruit	1,758	1,942	(184)	(9.5)%	4,379	4,402	(23)	(0.5)%
Purchase and Resale of Fruit	930	4,591	(3,661)	(79.7)%	1,029	5,918	(4,889)	(82.6)%
Other	636	1,162	(526)	(45.3)%	1,124	2,740	(1,616)	(59.0)%
Total	$55,667	$70,982	$(15,315)	(21.6)%	$72,544	$90,277	$(17,733)	(19.6)%
Boxes Harvested:
Early and Mid-Season	2,186	2,293	(107)	(4.7)%	3,215	3,604	(389)	(10.8)%
Valencias	1,225	2,341	(1,116)	(47.7)%	1,225	2,341	(1,116)	(47.7)%
Total Processed	3,411	4,634	(1,223)	(26.4)%	4,440	5,945	(1,505)	(25.3)%
Fresh Fruit	115	153	(38)	(24.8)%	244	349	(105)	(30.1)%
Total	3,526	4,787	(1,261)	(26.3)%	4,684	6,294	(1,610)	(25.6)%
Pound Solids Produced:
Early and Mid-Season	12,510	13,075	(565)	(4.3)%	17,950	20,006	(2,056)	(10.3)%
Valencias	7,467	13,899	(6,432)	(46.3)%	7,467	13,899	(6,432)	(46.3)%
Fresh Fruit	—	142	(142)	(100.0)%	—	142	(142)	(100.0)%
Total	19,977	27,116	(7,139)	(26.3)%	25,417	34,047	(8,630)	(25.3)%
Pound Solids per Box:
Early and Mid-Season	5.72	5.70	0.02	0.4%	5.58	5.55	0.03	0.5%
Valencias	6.09	5.94	0.15	2.5%	6.09	5.94	0.15	2.5%
Price per Pound Solids:
Early and Mid-Season	$2.56	$2.27	$0.29	12.8%	$2.55	$2.18	$0.37	17.0%
Valencias	$2.72	$2.42	$0.30	12.4%	$2.72	$2.42	$0.30	12.4%
Price per Box:
Fresh Fruit	$15.30	$12.69	$2.61	20.6%	$17.95	$12.61	$5.34	42.3%
Operating Expenses:
Cost of Sales	$29,906	$33,885	$(3,979)	(11.7)%	$38,536	$44,792	$(6,256)	(14.0)%
Fresh Fruit Packaging	(40)	—	(40)	NM	1,142	—	1,142	NM
Harvesting and Hauling	9,754	12,803	(3,049)	(23.8)%	13,501	16,558	(3,057)	(18.5)%
Purchase and Resale of Fruit	862	4,401	(3,539)	(80.4)%	959	5,658	(4,699)	(83.1)%
Other	441	627	(186)	(29.7)%	870	2,316	(1,446)	(62.4)%
Total	$40,923	$51,716	$(10,793)	(20.9)%	$55,008	$69,324	$(14,316)	(20.7)%
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

Overall, Alico Citrus operating revenues decreased for the three and six months ended March 31, 2017 as compared to the three and six months ended March 31, 2016. The Early and Mid-Season fruit harvest was completed during the quarter ended March 31, 2017. Early and Mid-Season revenues increased for both the three and six months ended March 31, 2017 compared to the same periods in the prior year as decreased box production was more than offset by improved pound solids per box and higher prices. The Valencia harvest commenced during the quarter ended March 31, 2017. Valencia revenues decreased for both the three and six months ended March 31, 2017 compared to the same periods in the prior year. The decrease in Valencia revenue is due to decreased box production and is significantly impacted by timing as harvest activities commenced later this year. The decrease in Valencia box production is partially offset by increased pound solids per box and higher prices. The decrease in revenues from Purchase and Resale of Fruit and Other revenues reflects the Company’s decision to reduce third party fruit purchases and discontinue third party harvest and haul activities.

The USDA, in its April 11, 2017 Citrus Crop Forecast for the 2016-17 harvest season, projected that the Florida orange crop will decrease from approximately 81,700,000 boxes for the 2015-16 crop year to approximately 67,000,000 boxes for the 2016-17 crop year, a decrease of approximately 18%. The Company has revised its 2017 production estimate at March 31, 2017 and expects its 2017 crop to be approximately 85% of 2016 production, or 7,800,000 boxes. These declines are believed to be attributable to various factors, including changes in weather impacting bloom, horticultural practices and the effects of Citrus Greening. The industry and the Company continue to experience premature fruit drop and smaller sized fruit. The industry and Company have continued to see significantly higher prices per pound solid for fiscal year 2017 compared to fiscal year 2016 as a result of the statewide decrease in crop production.

Alico Citrus continues to focus on efficiency and cost control.  Our cost of sales for fiscal year 2017 are expected to decrease by approximately $1,200,000 from the prior year despite the challenges of unusual weather and disease; however, the cost of production per pound solid increased 16.1% to $1.44 for the six months ended March 31, 2017 as compared to $1.24 in the same period last year because of lower volumes supporting the cost base.

The decrease in cost of sales for the six months ended March 31, 2017 compared to six months ended March 31, 2016 primarily relates to approximately 1,610,000 fewer boxes sold in the six months ended March 31, 2017. Harvest and hauling costs of $2.86 per box and $3.04 per box for the three and six months ended March 31, 2017, respectively, are approximately $0.10 and $0.26 greater than the three and six months ended March 31, 2016, due primarily to increased harvest labor costs. The decrease in purchase and resale of fruit and other expenses for the three and six months ended March 31, 2017 and 2016 relates to decreased purchase and resale activity and elimination of contract harvest and haul activity in the three and six months ended March 31, 2017 as compared to the three and six months ended March 31, 2016.

Conservation and Environmental Resources

The table below presents key operating measures for the three and six months ended March 31, 2017 and 2016:

(in thousands, except per pound data)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue From:
Sale of Calves	$—	$422	$(422)	(100.0)%	$20	$1,204	$(1,184)	(98.3)%
Sale of Culls	24	—	24	NM	24	—	24	NM
Land Leasing	225	221	4	1.8%	455	442	13	2.9%
Other	238	1	237	NM	289	5	284	NM
Total	$487	$644	$(157)	(24.4)%	$788	$1,651	$(863)	(52.3)%
Pounds Sold:
Calves	—	234	(234)	(100.0)%	16	717	(701)	(97.8)%
Culls	45	—	45	NM	45	—	45	NM
Price Per Pound:
Calves	$—	$1.80	$(1.80)	(100.0)%	$1.25	$1.68	$(0.43)	(25.6)%
Culls	$0.53	$—	$0.53	NM	$0.53	$—	$0.53	NM
Operating Expenses:
Cost of Calves Sold	$—	$270	$(270)	(100.0)%	$24	$872	$(848)	(97.2)%
Cost of Culls Sold	29	—	29	NM	29	—	29	NM
Land Leasing Expenses	57	56	1	1.8%	89	100	(11)	(11.0)%
Water Conservation	644	255	389	152.6%	1,102	1,169	(67)	(5.7)%
Other	31	—	31	NM	31	—	31	NM
Total	$761	$581	$180	31.0%	$1,275	$2,141	$(866)	(40.4)%
NM - Not Meaningful

Ranch

The decrease in revenues from the sale of calves for the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016, is due to timing, as the Company held an additional 1,000 calves in inventory at September 30, 2015, which have historically been sold to market in the fourth quarter of the fiscal year but were instead sold in the first quarter of fiscal year 2016. Alico sold 0 and 35 calves in the three and six months ended March 31, 2017, respectively, and 556 calves and 1,342 calves in the three and six months ended March 31, 2016, respectively. The Company recognized other revenues of $238,000 and $289,000 for the three and six months ended March 31, 2017, respectively, primarily from palm tree sales.

Conservation

In December 2012, the South Florida Water Management District ("SFWMD") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2016/2017 fiscal year as approved included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. Operating expenses were approximately $644,000 and $255,000 for the three months ended March 31, 2017 and 2016, respectively, and approximately $1,102,000 and $1,169,000 for the six months ended March 31, 2017 and 2016, respectively.

Other Operations

Other Operations revenues and gross profit for the three and six months ended March 31, 2017 were immaterial to the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 totaled approximately $3,399,000 compared to approximately $2,849,000 for the three months ended March 31, 2016. The three month increase of $550,000 is attributable primarily to expenses related to employment agreements of new executives, including increases in stock compensation expense.

General and administrative expenses for the six months ended March 31, 2017 totaled approximately $7,187,000 compared to approximately $6,774,000 for the six months ended March 31, 2016. The six month increase of $413,000 is primarily attributable to expenses related to employment agreements of new executives, including increases in stock compensation expense.

Other Expense, net

Other expense, net for the three months ended March 31, 2017 is approximately $928,000 less than the same period of the prior year due primarily to a reduction in interest expense of approximately $101,000 on reduced debt outstanding and an increase in gain on sale of real estate of approximately $636,000, due primarily to the sale of 49 acres of land and facilities in Hendry County, Florida, in February 2017.

Other expense, net for the six months ended March 31, 2017 is approximately $1,483,000 less than the same period of the prior year due primarily to a reduction in interest expense of approximately $277,000 on reduced debt outstanding and an increase in gain on sale of real estate of approximately $930,000, due primarily to the sale of 49 acres of land and facilities in Hendry County, Florida, in February 2017.

Provision for Income Taxes

The provision for income tax was approximately $4,321,000 and $6,102,000 for the three months ended March 31, 2017 and 2016, respectively, and $3,048,000 and $4,027,000 for the six months ended March 31, 2017 and 2016, respectively. The Company’s effective income tax rates were 42.4% and 41.4% for the six months ended March 31, 2017 and 2016, respectively.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year generally produce the majority of our annual revenue, and working capital requirements are typically greater in the first and fourth quarters of the fiscal year. The results of the reported periods herein are not necessarily indicative of the results for future interim periods or the entire fiscal year.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31, 2017	September 30, 2016	Change

Cash and cash equivalents	$1,041	$6,625	$(5,584)
Total current assets	$83,537	$71,871	$11,666
Total current liabilities	$15,284	$18,678	$(3,394)
Working capital	$68,253	$53,193	$15,060
Total assets	$459,959	$455,445	$4,514
Principal amount of term loans and line of credit	$203,255	$202,219	$1,036
Current ratio	5.47 to 1	3.85 to 1

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $48,300,000 is available for general use as of March 31, 2017, and a $25,000,000 revolving line of credit, all of which is available for general use as of March 31, 2017 (see Note 4. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.
Net Cash (Used In) Provided by Operating Activities

The following table details the items contributing to Net Cash (Used In) Provided by Operating Activities for the six months ended March 31, 2017 and 2016:

(in thousands)	Six Months Ended March 31,
	2017	2016	Change
Net income	$4,141	$5,704	$(1,563)
Gain on sale of sugarcane land	(265)	(902)	637
Depreciation and amortization	7,796	8,044	(248)
Deferred income taxes	3,048	4,027	(979)
Loss (gain) on sale of property and equipment	(1,619)	211	(1,830)
Non-cash interest expense on deferred gain on sugarcane land	707	696	11
Stock-based compensation expense	835	446	389
Other non-cash gains and losses	153	449	(296)
Change in working capital	(17,545)	(6,537)	(11,008)
Net cash (used in) provided by operating activities	$(2,749)	$12,138	$(14,887)

The factors contributing to the decrease in net income for the six months ended March 31, 2017, versus the same period of the prior year, are discussed in “Condensed Consolidated Statements of Operations.”

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested and delivered to customers.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the six months ended March 31, 2017 and 2016:

(in thousands)	Six Months Ended March 31,
	2017	2016	Change
Capital expenditures:
Citrus nursery	$(14)	$(94)	$80
Citrus tree development	(2,160)	(2,365)	205
Breeding herd purchases	(91)	(789)	698
Rolling stock, equipment and other	(2,775)	(2,543)	(232)
Other	—	(140)	140
Total	(5,040)	(5,931)	891

Proceeds from sale of assets	2,651	—	2,651
Other	156	141	15
Net cash used in investing activities	$(2,233)	$(5,790)	$3,557

The decrease in net cash used in investing activities for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, was primarily due to decreased capital expenditures and increased proceeds from the sale of property and equipment in the six months ended March 31, 2017.

Net Cash Used in Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the six months ended March 31, 2017 and 2016:

(in thousands)	Six Months Ended March 31,
	2017	2016	Change
Repayments on revolving lines of credit	$(47,082)	$(45,132)	$(1,950)
Borrowings on revolving lines of credit	53,499	50,132	3,367
Principal payments on term loans	(5,381)	(5,381)	—
Contingent consideration paid	—	(3,750)	3,750
Treasury stock purchases	(641)	(3,141)	2,500
Dividends paid	(997)	(998)	1
Net cash used in financing activities	$(602)	$(8,270)	$7,668

The decrease in net cash used by financing activities for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, was primarily due to increased net borrowings on the revolving lines of credit, a non-recurring contingent consideration payment in the six months ended March 31, 2016 and decreased treasury stock purchases in the six months ended March 31, 2017.

Alico drew, on a net basis, approximately $6,417,000 and approximately $5,000,000 on its revolving lines of credit, primarily to fund working capital requirements and investing activities for the six months ended March 31, 2017 and 2016.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2017, there was approximately $10,300,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit.
On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

Purchase Commitments

The Company, through its wholly owned subsidiary Alico Fruit Company, previously entered into contracts for the purchase of citrus fruit during the normal course of its business. These obligations were typically covered by sales agreements. Alico Fruit Company is no longer engaged in contracted purchase and resale of fruit, and there were no obligations outstanding at March 31, 2017.

The Company enters into fruit marketing agreements to purchase fruit from certain third party growers in connection with providing caretaking services to these growers. These obligations are typically covered by sales agreements.

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

During the second fiscal quarter ended March 31, 2017 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). No shares were repurchased under the 2016 authorization prior to its expiration.

As previously disclosed, in fiscal year 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019 (the “2017 Authorization”). The repurchases will be made from time to time by the Company in the open market or in privately negotiated transactions. The Company adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”). The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the three and six months ended March 31, 2017, the Company purchased 24,502 shares at a cost of $641,000 under the 2017 Authorization.

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

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

ALICO, INC. (Registrant)

May 8, 2017	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer

May 8, 2017	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer