Form 10-Q
period 2017-06-30
ALICO INC
filed 2017-08-07
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,253,591 shares of common stock outstanding at August 3, 2017.

ALICO, INC.
FORM 10-Q

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,944	$6,625
Accounts receivable, net	11,844	4,740
Inventories	39,497	58,469
Income tax receivable	275	1,013
Assets held for sale	3,223	—
Prepaid expenses and other current assets	2,419	1,024
Total current assets	67,202	71,871

Property and equipment, net	376,010	379,247
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	325	389
Other non-current assets	1,438	1,692
Total assets	$447,221	$455,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,502	$5,975
Accrued liabilities	4,564	6,920
Long-term debt, current portion	4,525	4,493
Income taxes payable	1,539	—
Obligations under capital leases, current portion	8	288
Other current liabilities	947	1,002
Total current liabilities	13,085	18,678

Long-term debt:
Principal amount	184,633	192,726
Less: deferred financing costs, net	(1,819)	(1,980)
Long-term debt less deferred financing costs, net	182,814	190,746
Lines of credit	—	5,000
Deferred tax liability	35,493	31,056
Deferred gain on sale	26,203	27,204
Deferred retirement obligations	4,179	4,198
Obligations under capital leases	9	300
Total liabilities	261,783	277,182
Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 8,261,308 and 8,315,535 shares outstanding at June 30, 2017 and September 30, 2016, respectively	8,416	8,416
Additional paid in capital	18,489	18,155
Treasury stock, at cost, 154,837 and 100,610 shares held at June 30, 2017 and September 30, 2016, respectively	(5,863)	(4,585)
Retained earnings	159,587	151,504
Total Alico stockholders' equity	180,629	173,490
Noncontrolling interest	4,809	4,773
Total stockholders' equity	185,438	178,263
Total liabilities and stockholders' equity	$447,221	$455,445
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Alico Citrus	$49,993	$45,639	$122,537	$135,916
Conservation and Environmental Resources	1,001	877	1,789	2,528
Other Operations	524	337	837	902
Total operating revenues	51,518	46,853	125,163	139,346
Operating expenses:
Alico Citrus	35,059	31,706	90,067	101,030
Conservation and Environmental Resources	1,451	1,399	2,726	3,540
Other Operations	—	65	93	212
Total operating expenses	36,510	33,170	92,886	104,782
Gross profit	15,008	13,683	32,277	34,564
General and administrative expenses	3,709	2,747	10,896	9,521
Income from operations	11,299	10,936	21,381	25,043
Other (expense) income:
Interest expense	(2,223)	(2,470)	(6,924)	(7,448)
Gain (loss) on sale of real estate	157	(284)	1,989	618
Other expense, net	(96)	(120)	(120)	(419)
Total other expense, net	(2,162)	(2,874)	(5,055)	(7,249)
Income before income taxes	9,137	8,062	16,326	17,794
Provision for income taxes	3,665	3,392	6,713	7,419
Net income	5,472	4,670	9,613	10,375
Net loss (income) attributable to noncontrolling interests	7	11	(36)	29
Net income attributable to Alico, Inc. common stockholders	$5,479	$4,681	$9,577	$10,404
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.66	$0.56	$1.15	$1.25
Diluted	$0.66	$0.56	$1.15	$1.25
Weighted-average number of common shares outstanding:
Basic	8,293	8,309	8,315	8,299
Diluted	8,364	8,309	8,340	8,309

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$9,613	$10,375
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of sugarcane land	(422)	(618)
Depreciation, depletion and amortization	11,529	12,088
Deferred income taxes	4,437	7,288
(Gain) loss on sale of property and equipment	(1,338)	626
Non-cash interest expense on deferred gain on sugarcane land	1,060	1,051
Stock-based compensation expense	1,230	635
Other	145	473
Changes in operating assets and liabilities:
Accounts receivable	(7,104)	(10,932)
Inventories	17,350	14,147
Income tax receivable	738	861
Prepaid expenses and other assets	(1,359)	(1,193)
Accounts payable and accrued expenses	(6,826)	(196)
Income tax payable	1,539	—
Other liabilities	(1,692)	(420)
Net cash provided by operating activities	28,900	34,185

Cash flows from investing activities:
Purchases of property and equipment	(11,450)	(9,115)
Proceeds from sale of property and equipment	3,016	—
Other	155	164
Net cash used in investing activities	(8,279)	(8,951)

Cash flows from financing activities:
Proceeds from term loans	—	2,500
Principal payments on revolving lines of credit	(70,770)	(53,882)
Borrowings on revolving lines of credit	65,770	53,882
Principal payments on term loans	(8,061)	(8,080)
Contingent consideration paid	—	(7,500)
Treasury stock purchases	(2,174)	(3,141)
Dividends paid	(1,496)	(1,497)
Capital lease obligation payments	(571)	—
Net cash used in financing activities	(17,302)	(17,718)

Net increase in cash and cash equivalents	3,319	7,516
Cash and cash equivalents at beginning of the period	6,625	5,474

Cash and cash equivalents at end of the period	$9,944	$12,990

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Principles of Consolidation

The Financial Statements include the accounts of Alico, Inc. and the accounts of all the subsidiaries in which a controlling interest is held by the Company. The Financial Statements represent the Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows of Alico, Inc. and its subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and subsidiaries, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC. The Company considers the criteria established under FASB ASC 810, “Consolidations” in its consolidation process. All intercompany balances and transactions have been eliminated in consolidation.

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

Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net income of approximately $72,585 and a net loss of $59,568 for the nine months ended June 30, 2017 and 2016, respectively, of which 51% is attributable to the Company.

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

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact on our consolidated financial statements.
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

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect this new guidance to have a material impact on our consolidated financial statements.
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

Note 2. Inventories

Inventories consist of the following at June 30, 2017 and September 30, 2016:

(in thousands)	June 30, 2017	September 30, 2016

Unharvested fruit crop on the trees	$32,940	$52,204
Beef cattle	3,389	783
Citrus tree nursery	—	3,090
Other	3,168	2,392
Total inventories	$39,497	$58,469
The Company records its inventory at the lower of cost or net realizable value. For the three and nine months ended June 30, 2017 the Company recorded an adjustment to reduce inventory by approximately $800,000 as a result of the Company's decision to phase out its operation at one of its nurseries. The Company did not record any adjustments to reduce inventories to net realizable value for the nine months ended June 30, 2016. Additionally, the Company reclassified the remaining citrus tree nursery inventory to property and equipment at June 30, 2017.

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2017 and September 30, 2016:

(in thousands)	June 30, 2017	September 30, 2016

Citrus trees	$267,444	$253,665
Equipment and other facilities	60,812	59,355
Buildings and improvements	15,987	21,780
Breeding herd	10,329	10,921
Total depreciable properties	354,572	345,721
Less: accumulated depreciation and depletion	(88,554)	(83,122)
Net depreciable properties	266,018	262,599
Land and land improvements	109,992	116,648
Net property and equipment	$376,010	$379,247

On February 2, 2017, the Company sold 49 acres of land and facilities in Hendry County, Florida, to its former tenant for $2,200,000, resulting in a gain of approximately $1,400,000 which is included in gain on sale of real estate on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2017.

Asset held for sale

In March 2017, the Company's Board of Directors approved listing its office building in Fort Myers, Florida, for sale for approximately $6,000,000. As a result, the Company reclassified the net book value of the property of approximately $3,223,000 to assets held for sale as of March 31, 2017. The estimated fair value of the property exceeds the net book value, and no impairment was recognized as a result of the reclassification.
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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. Interest on the term loans is payable quarterly.
The interest rates on the Met Variable-Rate Term Loans were 2.82% per annum and 2.25% per annum as of June 30, 2017 and September 30, 2016, respectively.
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
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.82% per annum and 2.25% per annum as of June 30, 2017 and September 30, 2016, respectively. Availability under the RLOC was $25,000,000 as of June 30, 2017.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.80% per annum and 2.27% per annum as of June 30, 2017 and September 30, 2016, respectively. The WCLC agreement was amended on September 30, 2016, and the primary terms of the amendment were (1) an extension of the maturity to November 1, 2018, (2) the amendment permits the Company to provide a limited $8,000,000 guaranty of the Silver Nip Citrus debt (see below) and (3) the amendment makes debt service coverage a quarterly rather than annual covenant. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $59,700,000 as of June 30, 2017.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on Alico's debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points. Commitment fees to date have been charged at 20 basis points.
There was no outstanding balance on the WCLC at June 30, 2017. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2017, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

The credit facilities above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ending September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2017, the Company was in compliance with all of the financial covenants.
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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly, together with accrued interest. One loan bears interest at 3.85% per annum (“Pru Loan E”), while the other bears interest at 3.45% per annum (“Pru Loan F”). The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. Both loans are collateralized by real estate in Charlotte County, Florida. Pru Note E matures September 1, 2021, and Pru Note F matures September 1, 2039.

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement, measured on an annual basis, was reduced from 1.50 to 1.00 to 1:00 to 1:00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2016, the most recent measurement date.

Other Modifications of Rabo and Prudential Credit Agreements

In February 2015 Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$100,625	$985	$105,312	$1,080
Met Variable-Rate Term Loans	50,313	453	52,469	497
Met Citree Term Loan	5,000	50	5,000	53
Pru Loans A & B	23,320	262	24,190	274
Pru Loan E	4,950	26	5,115	32
Pru Loan F	4,950	43	5,115	44
John Deere equipment loan	—	—	18	—
	189,158	1,819	197,219	1,980
Less current portion	4,525	—	4,493	—
Long-term debt	$184,633	$1,819	$192,726	$1,980

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization, at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$121	$5,000	$159
WCLC	—	204	—	230
Lines of Credit	$—	$325	$5,000	$389

Future maturities of debt and lines of credit as of June 30, 2017 are as follows:

(in thousands)

Due within one year	$4,525
Due between one and two years	8,375
Due between two and three years	10,950
Due between three and four years	10,975
Due between four and five years	10,975
Due beyond five years	143,358
Total future maturities	$189,158
Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$2,223	$2,470	$6,924	$7,448
Interest capitalized	74	41	201	122
Total	$2,297	$2,511	$7,125	$7,570

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
For the three and nine months ended June 30, 2017 and 2016, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net income attributable to Alico, Inc. common stockholders	$5,479	$4,681	$9,577	$10,404

Weighted average number of common shares outstanding - basic	8,293	8,309	8,315	8,299
Dilutive effect of equity-based awards	71	—	25	10
Weighted average number of common shares outstanding - diluted	8,364	8,309	8,340	8,309

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$0.66	$0.56	$1.15	$1.25
Diluted	$0.66	$0.56	$1.15	$1.25

The computation of diluted earnings per common share for the three and nine months ended June 30, 2017 includes the impact of certain equity awards because they are dilutive. Such awards are comprised of 750,000 stock options granted to Executive Officers (see Note 7. "Stockholders' Equity") during the nine months ended June 30, 2017.

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

Total revenues represent sales to unaffiliated customers, as reported in the Condensed Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes. All intercompany transactions between the segments have been eliminated.

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Alico Citrus	$49,993	$45,639	$122,537	$135,916
Conservation and Environmental Resources	1,001	877	1,789	2,528
Other Operations	524	337	837	902
Total revenues	51,518	46,853	125,163	139,346

Operating expenses:
Alico Citrus	35,059	31,706	90,067	101,030
Conservation and Environmental Resources	1,451	1,399	2,726	3,540
Other Operations	—	65	93	212
Total operating expenses	36,510	33,170	92,886	104,782

Gross profit (loss):
Alico Citrus	14,934	13,933	32,470	34,886
Conservation and Environmental Resources	(450)	(522)	(937)	(1,012)
Other Operations	524	272	744	690
Total gross profit	$15,008	$13,683	$32,277	$34,564

Depreciation, depletion and amortization:
Alico Citrus	$3,508	$3,418	$10,529	$10,166
Conservation and Environmental Resources	150	342	469	871
Other Operations	3	106	66	306
Other Depreciation, Depletion and Amortization	72	178	465	745
Total depreciation, depletion and amortization	$3,733	$4,044	$11,529	$12,088

(in thousands)	June 30, 2017	September 30, 2016

Assets:
Alico Citrus	$403,249	$410,663
Conservation and Environmental Resources	14,955	13,073
Other Operations	20,089	22,050
Other Corporate Assets	8,928	9,659
Total Assets	$447,221	$455,445
Note 7. Stockholders' Equity

Stock-Based Compensation

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock) and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock). Stock-based compensation expense for the Board of Director fees and Named Executive Officers was approximately $189,000 and $819,000 for the three and nine months ended June 30, 2017, respectively, and approximately $214,000 and $635,000 for the three and nine months ended June 30, 2016, respectively. Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The weighted-average grant-date fair value of the Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the three and nine months ended June 30, 2017.

Stock compensation expense related to the options totaled approximately $205,000 and $411,000 for the three and nine months ended June 30, 2017 and as of June 30, 2017 , respectively, and there was approximately $2,235,000 of total unrecognized stock compensation cost related to nonvested share-based compensation for the Option Grants. Total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019 (the “2017 Authorizations”). The repurchases will be made from time to time by the Company in the open market or in privately negotiated transactions. The Company adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”). The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the three and nine months ended June 30, 2017, the Company purchased 51,121 and 75,623 shares at a cost of approximately $1,534,000 and $2,174,000 under the 2017 Authorizations.

The following table illustrates the Company’s treasury stock purchases and issuances for the nine months ended June 30, 2017:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2016	100,610	$4,585
Purchased	75,623	2,174
Issued to Directors	(21,396)	(896)

Balance as of June 30, 2017	154,837	$5,863

Note 8. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $10,300,000 at June 30, 2017 to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Note 9. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he will continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provides that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson will be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provides that Mr. Wilson will serve as a consultant to the Company during 2017 and will receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). If the Company terminates the consulting period for any reason, it will continue to pay the consulting fees described in the immediately preceding sentence, subject to Mr. Wilson’s continued compliance with the restrictive covenants set forth in his employment agreement. The Company expensed $187,500 and $375,000 for the three and nine months ended June 30, 2017. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.
Remy W. Trafelet, Henry R. Slack, and George R. Brokaw
On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with each of Remy W. Trafelet, Henry R. Slack, and George R. Brokaw (collectively, the “Executives”). Mr. Trafelet serves as the President and Chief Executive Officer of the Company, Mr. Slack serves as the Executive Chairman of the Company, and Mr. Brokaw serves as the Executive Vice Chairman of the Company, and each of them continues to serve on the Company’s Board of Directors. The Employment Agreements provide for an annual base salary of $400,000 in the case of Mr. Trafelet and $250,000 in the case of each of Messrs. Slack and Brokaw and, additionally, provided for payment to the Executives an amount in cash equal to $400,000 to Mr. Trafelet and $250,000 to each of Messrs. Slack and Brokaw within five business days of December 31, 2016. The Employment Agreements also provided stock option grants as described in Note 7. "Stockholders' Equity."
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

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander provided consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander $2,000,000 for such services and covenants in twenty-four monthly installments. The Company expensed approximately $0 and $167,000 for the nine months ended June 30, 2017 and 2016, respectively, under the Consulting and Non-Competition Agreement which concluded in November 2015.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith provided consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company expensed approximately $0 and $50,000 under the Consulting and Non-Competition Agreement for the three months ended June 30, 2017 and 2016, respectively, and expensed approximately $100,000 and $150,000 for the nine months ended June 30, 2017 and 2016, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey was to provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey was entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $0 and $58,000 under the Separation and Consulting Agreement for the three months ended June 30, 2017 and 2016, respectively, and approximately $0 and $238,000 for the nine months ended June 30, 2017 and 2016, respectively. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was re-hired and appointed to serve as Senior Vice President and Chief Accounting Officer and continued to receive monthly payments under the Separation and Consulting Agreement through the first anniversary of his resignation date. Mr. Humphrey resigned as Senior Vice President and Chief Accounting Officer and as an employee of the Company effective April 3, 2017.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company reimburses TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $592,000. The agreement will expire in May 2018. The Company expensed approximately $222,000 and $191,000 under the Shared Services Agreement for each of the three months ended June 30, 2017 and 2016, respectively, and approximately $443,000 and $389,000 for the nine months ended June 30, 2017 and 2016, respectively.

Note 10. Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2017 and September 30, 2016:

(in thousands)	June 30, 2017	September 30, 2016

Ad valorem taxes	$1,818	$2,736
Accrued interest	1,154	1,135
Accrued employee wages and benefits	330	964
Current portion of deferred retirement obligations	342	342
Accrued dividends	496	498
Inventory received but not invoiced	—	710
Other accrued liabilities	424	535
Total accrued liabilities	$4,564	$6,920

Note 11. Subsequent Event
On August 1, 2017, the Company entered into an agreement to sell its corporate office building in Fort Myers, Florida for $5,550,000. The contract provides the buyer a period of time to conduct due diligence, and the buyer may terminate the contract for any reason during the diligence period. The building is shown as an Asset Held for Sale in the accompanying balance sheet at June 30, 2017. The agreement provides that the Company will lease back a portion of the office space for five years.

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

Business Overview

Business Description

Alico, Inc. (the "Company" or "Alico") generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three business segments and all of its operating revenues are generated in the United States. During the three and nine months ended June 30, 2017, Alico generated operating revenues of approximately $51,518,000 and $125,163,000, respectively, income from operations of approximately $11,299,000 and $21,381,000, respectively, and net income attributable to common stockholders of approximately $5,479,000 and $9,577,000, respectively. Cash provided by operating activities was approximately $28,900,000 during the nine months ended June 30, 2017.

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

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended June 30,				Nine Months Ended June 30,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
Operating revenues:
Alico Citrus	$49,993	$45,639	$4,354	9.5%	$122,537	$135,916	$(13,379)	(9.8)%
Conservation and Environmental Resources	1,001	877	124	14.1%	1,789	2,528	(739)	(29.2)%
Other Operations	524	337	187	55.5%	837	902	(65)	(7.2)%
Total operating revenues	51,518	46,853	4,665	10.0%	125,163	139,346	(14,183)	(10.2)%

Gross profit (loss):
Alico Citrus	14,934	13,933	1,001	7.2%	32,470	34,886	(2,416)	(6.9)%
Conservation and Environmental Resources	(450)	(522)	72	(13.8)%	(937)	(1,012)	75	(7.4)%
Other Operations	524	272	252	92.6%	744	690	54	7.8%
Total gross profit	15,008	13,683	1,325	9.7%	32,277	34,564	(2,287)	(6.6)%

General and administrative expenses	3,709	2,747	962	35.0%	10,896	9,521	1,375	14.4%
Income from operations	11,299	10,936	363	3.3%	21,381	25,043	(3,662)	(14.6)%
Total other expense, net	(2,162)	(2,874)	712	(24.8)%	(5,055)	(7,249)	2,194	(30.3)%
Income before income taxes	9,137	8,062	1,075	13.3%	16,326	17,794	(1,468)	(8.2)%
Provision for income taxes	3,665	3,392	273	8.0%	6,713	7,419	(706)	(9.5)%
Net income	5,472	4,670	802	17.2%	9,613	10,375	(762)	(7.3)%
Net loss (income) attributable to noncontrolling interests	7	11	(4)	(36.4)%	(36)	29	(65)	NM
Net income attributable to Alico, Inc. common stockholders	$5,479	$4,681	$798	17.0%	$9,577	$10,404	$(827)	(7.9)%

NM - Not Meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three and nine months ended June 30, 2017 and 2016:

(in thousands, except per box and per pound solids data)
	Three Months Ended June 30,				Nine Months Ended June 30,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
Operating Revenues:
Early and Mid-Season	$222	$162	$60	37.0%	$45,917	$43,772	$2,145	4.9%
Valencias	46,728	41,413	5,315	12.8%	67,045	75,020	(7,975)	(10.6)%
Fresh Fruit	1,356	771	585	75.9%	5,735	5,173	562	10.9%
Purchase and Resale of Fruit	1,004	2,270	(1,266)	(55.8)%	2,033	8,188	(6,155)	(75.2)%
Other	683	1,023	(340)	(33.2)%	1,807	3,763	(1,956)	(52.0)%
Total	$49,993	$45,639	$4,354	9.5%	$122,537	$135,916	$(13,379)	(9.8)%
Boxes Harvested:
Early and Mid-Season	—	30	(30)	(100.0)%	3,215	3,634	(419)	(11.5)%
Valencias	2,819	2,854	(35)	(1.2)%	4,044	5,195	(1,151)	(22.2)%
Total Processed	2,819	2,884	(65)	(2.3)%	7,259	8,829	(1,570)	(17.8)%
Fresh Fruit	84	52	32	61.5%	328	401	(73)	(18.2)%
Total	2,903	2,936	(33)	(1.1)%	7,587	9,230	(1,643)	(17.8)%
Pound Solids Produced:
Early and Mid-Season	—	19	(19)	(100.0)%	17,950	20,167	(2,217)	(11.0)%
Valencias	17,194	17,338	(144)	(0.8)%	24,661	31,237	(6,576)	(21.1)%
Total	17,194	17,357	(163)	(0.9)%	42,611	51,404	(8,793)	(17.1)%
Pound Solids per Box:
Early and Mid-Season	NM	NM	NM	NM	5.58	5.55	0.03	0.5%
Valencias	6.10	6.07	0.03	0.5%	6.10	6.01	0.09	1.5%
Price per Pound Solids:
Early and Mid-Season	NM	NM	NM	NM	$2.56	$2.17	$0.39	18.0%
Valencias	$2.72	$2.39	$0.33	13.8%	$2.72	$2.40	$0.32	13.3%
Price per Box:
Fresh Fruit	$16.14	$14.83	$1.31	8.8%	$17.48	$12.90	$4.58	35.5%
Operating Expenses:
Cost of Sales	$24,158	$20,598	$3,560	17.3%	$62,694	$65,390	$(2,696)	(4.1)%
Fresh Fruit Packaging	—	—	—	NM	1,142	—	1,142	NM
Harvesting and Hauling	7,909	8,468	(559)	(6.6)%	21,410	25,026	(3,616)	(14.4)%
Purchase and Resale of Fruit	905	2,157	(1,252)	(58.0)%	1,864	7,815	(5,951)	(76.1)%
Other	2,087	483	1,604	NM	2,957	2,799	158	5.6%
Total	$35,059	$31,706	$3,353	10.6%	$90,067	$101,030	$(10,963)	(10.9)%

Gross Profit	$14,934	$13,933	$1,001	7.2%	$32,470	$34,886	$(2,416)	(6.9)%
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

Alico Citrus’ completed its 2016-17 harvest season during the quarter ended June 30, 2017. Operating revenues for the three months ended June 30, 2017 increased compared to the three months ended June 30, 2016 as a result of timing of fruit sales, increased pound solids per box and higher prices. Operating revenues decreased for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to decreased box production. The decrease in box production was partially offset by increased pound solids per box and higher prices. The decrease in revenues from Purchase and Resale of Fruit and Other revenues for both the three and nine months ended June 30, 2017 reflects the Company’s decision to reduce third party fruit purchases and discontinue third party harvesting and hauling activities.

The USDA, in its July 12, 2017 Citrus Crop Forecast for the 2016-17 harvest season, indicated that the Florida orange crop finished at approximately 68,700,000 boxes which was down from approximately 81,700,000 boxes for the 2015-16 crop year, a decrease of approximately 15.9%. The Company’s 2016-17 production totaled approximately 7,587,000 boxes representing a decrease of approximately 17.8% from the 2015-16 crop year. These declines are believed to be attributable to various factors, including changes in weather impacting bloom, horticultural practices and the effects of Citrus Greening. The industry and the Company continue to experience premature fruit drop and smaller sized fruit a a result of these factors. The industry and Company experienced higher prices per pound solid for fiscal year 2017 compared to fiscal year 2016 as a result of the statewide decrease in crop production, and the Company benefited from increased pound solids per box in fiscal year 2017.

Our cost of sales for the three months ended June 30, 2017 increased largely due to timing as a higher proportion of our annual sales occurred in the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. Our cost of sales for the nine months ended June 30, 2017 decreased by approximately $2,700,000 compared to the nine months ended June 30, 2016 despite the challenges of unusual weather and disease; however, the cost of production per pound solid increased 15.6% to $1.41 for the nine months ended June 30, 2017 as compared to $1.22 in the same period last year because of lower volumes supporting the cost base.

Harvesting and hauling costs decreased for the three and nine months ended June 30, 2017 compared to three and nine months ended June 30, 2016 due to a reduction in boxes harvested and the locations of the boxes harvested relative to processing plants in the respective periods. Harvesting and hauling costs of $2.72 per box and $2.82 per box for the three and nine months ended June 30, 2017, respectively, are approximately $0.16 less and $0.11 greater than the three and nine months ended June 30, 2016. The decrease in purchase and resale of fruit for the three and nine months ended June 30, 2017 compared to the same periods in fiscal year 2016 relates to decreased purchase and resale activity.

The Company owns and operated two citrus nurseries, one in Gainesville, Florida and the other in Arcadia, Florida. Effective April 28, 2017, the Company commenced a phase out of the Gainesville nursery operations and began consolidation of nursery operations at its Arcadia location. The Company recognized approximately $1,200,000 of transition and inventory spoilage expenses which are primarily responsible for the increase in other expenses for the three months ended June 30, 2017. Other citrus expenses decreased for the nine months ended June 30, 2017 due to the elimination of contract harvesting and hauling activity, partially offset by the nursery transition expenses.

Conservation and Environmental Resources

The table below presents key operating measures for the three and nine months ended June 30, 2017 and 2016:

(in thousands, except per pound data)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue From:
Sale of Calves	$381	$149	$232	155.7%	$401	$1,353	$(952)	(70.4)%
Sale of Culls	601	526	75	14.3%	625	526	99	18.8%
Land Leasing	19	202	(183)	(90.6)%	474	645	(171)	(26.5)%
Other	—	—	—	NM	289	4	285	NM
Total	$1,001	$877	$124	14.1%	$1,789	$2,528	$(739)	(29.2)%
Pounds Sold:
Calves	225	93	132	141.9%	241	810	(569)	(70.2)%
Culls	919	714	205	28.7%	964	714	250	35.0%
Price Per Pound:
Calves	$1.69	$1.60	$0.09	5.6%	$1.66	$1.67	$(0.01)	(0.6)%
Culls	$0.65	$0.74	$(0.09)	(12.2)%	$0.65	$0.74	$(0.09)	(12.2)%
Operating Expenses:
Cost of Calves Sold	$416	$149	$267	179.2%	$440	$1,021	$(581)	(56.9)%
Cost of Culls Sold	543	299	244	81.6%	572	299	273	91.3%
Land Leasing Expenses	119	20	99	NM	208	120	88	73.3%
Water Conservation	373	931	(558)	(59.9)%	1,475	2,100	(625)	(29.8)%
Other	—	—	—	NM	31	—	31	NM
Total	$1,451	$1,399	$52	3.7%	$2,726	$3,540	$(814)	(23.0)%

Gross loss	$(450)	$(522)	$72	(13.8)%	$(937)	$(1,012)	$75	(7.4)%
NM - Not Meaningful

Ranch

The increase in revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, is due to additional pounds sold along with increased calve prices. The additional cull pounds sold resulted from the implementation of a stocker cattle program with the initial stocker sales occurring in the three months ended June 30, 2017. The decrease in revenues for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 is due to timing, as the Company held an additional 1,000 calves in inventory at September 30, 2015, which have historically been sold to market in the fourth quarter of the fiscal year but were instead sold in the first quarter of fiscal year 2016. Cost of cattle sales increased for the three months ended June 30, 2017 in relation to increased sales. Conversely, cost of cattle sales decreased for the nine months ended June 30, 2017 in relation to decreased sales. The Company recognized other revenues of $289,000 for the nine months ended June 30, 2017, primarily from palm tree sales.

Conservation

In December 2012, the South Florida Water Management District ("SFWMD") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual Board approval of funding. The contract specifies that the Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2017/2018 fiscal year as approved included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. The Company has not recognized any revenue to date from the contract. Operating expenses were approximately $373,000 and $931,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $1,475,000 and $2,100,000 for the nine months ended June 30, 2017 and 2016, respectively.

Other Operations

Other Operations revenues and gross profit for the three and nine months ended June 30, 2017 and the three and nine months ended June 30, 2016 were immaterial to the Condensed Consolidated Statements of Operations.

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 totaled approximately $3,709,000 compared to approximately $2,747,000 for the three months ended June 30, 2016. The three month increase of $962,000 is primarily attributable to expenses related to employment agreements of new executives, including increases in stock compensation expense and severance costs related to personnel changes in citrus operations offset by a decrease in third party consulting expenses.

General and administrative expenses for the nine months ended June 30, 2017 totaled approximately $10,896,000 compared to approximately $9,521,000 for the nine months ended June 30, 2016. The nine month increase of $1,375,000 is primarily attributable to expenses related to employment agreements of new executives, including increases in stock compensation expense and severance costs related to personnel changes in citrus operations offset by reduced transaction and litigation related professional fees.

Other Expense, net

Other expense, net for the three months ended June 30, 2017 is approximately $712,000 less than the same period of the prior year due primarily to a reduction in interest expense of approximately $247,000 on reduced debt outstanding and an increase in gain on sale of real estate of approximately $441,000, due primarily to an increase in recognition of deferred gain on sale of asset.

Other expense, net for the nine months ended June 30, 2017 is approximately $2,194,000 less than the same period of the prior year due primarily to a reduction in interest expense of approximately $524,000 on reduced debt outstanding and an increase in gain on sale of real estate of approximately $1,371,000, due primarily to the sale of 49 acres of land and facilities in Hendry County, Florida, in February 2017.

Provision for Income Taxes

The provision for income tax was approximately $3,665,000 and $3,392,000 for the three months ended June 30, 2017 and 2016, respectively, and $6,713,000 and $7,419,000 for the nine months ended June 30, 2017 and 2016, respectively. The Company’s effective income tax rates were 41.1% and 41.7% for the nine months ended June 30, 2017 and 2016, respectively.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30, 2017	September 30, 2016	Change
Cash and cash equivalents	$9,944	$6,625	$3,319
Total current assets	$67,202	$71,871	$(4,669)
Total current liabilities	$13,085	$18,678	$(5,593)
Working capital	$54,117	$53,193	$924
Total assets	$447,221	$455,445	$(8,224)
Principal amount of term loans and line of credit	$189,158	$202,219	$(13,061)
Current ratio	5.14 to 1	3.85 to 1

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $59,700,000 is available for general use as of June 30, 2017, and a $25,000,000 revolving line of credit, all of which is available for general use as of June 30, 2017 (see Note 4. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances, and the Company may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.
Net Cash Provided by Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the nine months ended June 30, 2017 and 2016:

(in thousands)	Nine Months Ended June 30,
	2017	2016	Change
Net income	$9,613	$10,375	$(762)
Gain on sale of sugarcane land	(422)	(618)	196
Depreciation, depletion and amortization	11,529	12,088	(559)
Deferred income taxes	4,437	7,288	(2,851)
(Gain) loss on sale of property and equipment	(1,338)	626	(1,964)
Non-cash interest expense on deferred gain on sugarcane land	1,060	1,051	9
Stock-based compensation expense	1,230	635	595
Other	145	473	(328)
Change in working capital	2,646	2,267	379
Net cash provided by operating activities	$28,900	$34,185	$(5,285)

The factors contributing to the decrease in net income for the nine months ended June 30, 2017, versus the same period of the prior year, are discussed in “Condensed Consolidated Results of Operations.”

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested and delivered to customers.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the nine months ended June 30, 2017 and 2016:

(in thousands)	Nine Months Ended June 30,
	2017	2016	Change
Capital expenditures:
Citrus nursery	$—	$(208)	$208
Citrus tree development	(6,789)	(4,210)	(2,579)
Breeding herd purchases	(287)	(826)	539
Rolling stock, equipment and other	(4,354)	(3,871)	(483)
Other	(20)	—	(20)
Total	(11,450)	(9,115)	(2,335)

Proceeds from sale of property and equipment	3,016	—	3,016
Other	155	164	(9)
Net cash used in investing activities	$(8,279)	$(8,951)	$672

The decrease in net cash used in investing activities for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, was primarily due to proceeds from the sale of assets in the nine months ended June 30, 2017, partially offset by increased tree development costs.

Net Cash Used in Financing Activities

The following table details the items contributing to Net Cash Used in Financing Activities for the nine months ended June 30, 2017 and 2016:

(in thousands)	Nine Months Ended June 30,
	2017	2016	Change
Proceeds from term loans	$—	$2,500	$(2,500)
Principal payments on revolving lines of credit	(70,770)	(53,882)	(16,888)
Borrowings on revolving lines of credit	65,770	53,882	11,888
Principal payments on term loans	(8,061)	(8,080)	19
Contingent consideration paid	—	(7,500)	7,500
Treasury stock purchases	(2,174)	(3,141)	967
Dividends paid	(1,496)	(1,497)	1
Capital lease obligation payments	(571)	—	(571)
Net cash used in financing activities	$(17,302)	$(17,718)	$416

The decrease in net cash used by financing activities for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, was primarily due to a non-recurring contingent consideration payment in the nine months ended June 30, 2016 and decreased treasury stock purchases in the nine months ended June 30, 2017 offset by an increase in net debt repayments in the nine months ended June 30, 2017.

Alico paid, on a net basis, $5,000,000 and $0 on its revolving lines of credit for the nine months ended June 30, 2017 and 2016.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2017, there was approximately $10,300,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit.

On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

Purchase Commitments

The Company, through its wholly owned subsidiary Alico Fruit Company, previously entered into contracts for the purchase of citrus fruit during the normal course of its business. These obligations were typically covered by sales agreements. Alico Fruit Company is no longer engaged in contracted purchase and resale of fruit, and there were no obligations outstanding at June 30, 2017.

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

During the third fiscal quarter ended June 30, 2017 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 6, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period.

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). No shares were repurchased under the 2016 authorization prior to its expiration.

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019 (the “2017 Authorization”). The repurchases will be made from time to time by the Company in the open market or in privately negotiated transactions. The Company adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”). The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the three and nine months ended June 30, 2017, the Company purchased 51,121 and 75,623 shares, respectively, at a cost of approximately $1,534,000 and $2,174,000, respectively, under the 2017 Authorization.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
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

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
10.1	*
Offer of Employment Letter dated June 16, 2017 between Richard Rallo and Alico, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 7, 2017)

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

ALICO, INC. (Registrant)

August 7, 2017	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer

August 7, 2017	By:	/s/ John E. Kiernan
John E. Kiernan
Senior Vice President and Chief Financial Officer