Form 10-K
period 2017-09-30
ALICO INC
filed 2017-12-11
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ Global Market as of March 31, 2017 (the last business day of Alico’s most recently completed second fiscal quarter) was $88,670,366. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 8,244,357 shares of common stock outstanding at December 7, 2017.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2018 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.
FORM 10-K
For the fiscal year ended September 30, 2017

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

PART I
Item 1. Business

Alico, Inc. (“Alico”) was incorporated under the laws of the state of Florida in 1960. Collectively with its subsidiaries (the "Company", "we", "us" or "our"), our business and operations are described below.  For detailed financial information with respect to our business and our operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 in this Annual Report on Form 10-K, and the accompanying Consolidated Financial Statements and the related Notes therein, which are included in Item 8. In addition, general information concerning our Company can be found on our website, the internet address of which is http://www.alicoinc.com. All of our filings with the Securities and Exchange Commission (the "SEC") including, but not limited to, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases and information regarding corporate governance, including the charters of our audit, compensation, executive and nominating governance committees, as well as our code of business conduct and ethics are also available to be viewed or downloaded electronically at http://www.alicoinc.com. The information on our website is not part of this report or any other report we file with or furnish to the SEC.

Overview

Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. The Company owns approximately 122,000 acres of land in twelve Florida counties (Alachua, Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands, Lee, Martin, Osceola and Polk) including approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves and conservation.

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

We manage our land based upon its primary usage and review its performance based upon two primary classifications - Alico Citrus (formerly known as Orange Co) and Conservation and Environmental Resources. In addition, Other Operations include lease income from an aggregates mine and leases of oil extraction rights to third parties among other insignificant lines of business. We present our financial results and the related discussion based upon our three business segments (Alico Citrus, Conservation and Environmental Resources, and Other Operations).

Recent Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program ("Program"). In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land. The dispersed water management project ("Water Project") encompasses a large-scale water storage/nutrient reduction project over approximately half of the Company's 71,000-acre ranch located in southern Hendry County. The Water Project has the ability to store/treat 94,000-acre feet of water, making it one of the largest private storage projects proposed to date and the largest within the Caloosahatchee River watershed. The Water Project was approved by the South Florida Water Management District in late 2014, and the Company's engineering and environmental consultants immediately began working on a detailed design. As a result of the uniqueness of the project site, which consists of over 11,000 acres of wetlands and contains several cultural resource sites, considerable effort has been undertaken over the past 2.5 years in securing necessary regulatory approvals for the project from both the State of Florida and the federal government. In addition, the largeness of the project requires close coordination with adjacent landowners, as well as the water control districts that serve those landowner/properties. On September 29, 2015, the SFWMD amended the contract to extend it for an additional year.

The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2017/2018 fiscal year as approved included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. Annual fixed payments will not commence until completion of construction. The Company anticipates receiving all necessary regulatory approvals within the next four to six months. The Company has not recognized any revenue to date from the contract. Operating expenses were approximately $1,794,000, $2,322,000 and $2,126,000 for the three years ended September 30, 2017, 2016 and 2015, respectively.

Hurricane Irma
Florida’s citrus industry was hit hard by the recent impacts of Hurricane Irma. We estimate that production will be down 40-45% from the prior season that was completed in June 2017. While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it will take at least two seasons for the groves to recover to pre-hurricane production levels. We estimate production between approximately 4,000,000 - 4,400,000 boxes in fiscal 2018, an increase in production in fiscal 2019 and a return to pre-hurricane production levels by fiscal 2020. We maintain crop insurance and are working closely with our insurers and adjusters to evaluate and determine the amount of insurance recoveries we will be entitled to, if any. We are also working with Florida Citrus Mutual, the industry trade group, and government agencies on potential federal relief funds. As of December 1, 2017, the Company donated $45,000 to 8 local charitable organizations to support local relief efforts for individuals affected by Hurricane Irma.
Alico 2.0 Modernization Program
On November 16, 2017, we announced the Alico 2.0 Modernization Program (“Alico 2.0”). This program is transforming three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, Alico Citrus, so we will remain one of the leaders in the U.S. citrus industry. This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency.
Under this program, we expect to reduce citrus total expenses per acre from $3,314/acre in fiscal 2016 to $2,164/acre when Alico 2.0 is fully implemented. Overall, we expect the program to reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. These efficiencies will be achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We also plan to deploy a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.
In addition to grove cost savings, Alico Citrus’ general and administrative expenses are projected to decline by more than 25% over the next two years, and recent information technology investments have already automated and simplified many administrative tasks.
Alico 2.0 led us to decide to divest assets that generated low rates of return and shut down parts of our operations that were not profitable. Alico Citrus has shut down its nursery in Gainesville, is in the process of selling its trucks and trailers, consolidating offices, and has either sold or is in the process of selling real estate assets that are not strategic to our business plan.
We plan on ceasing our direct cattle operations at Alico Ranch. The ranch has been a landholding for us for generations, but, even when profitable, ranch operations generated a minimal rate of return on capital. We will continue to own the property and still conduct our long term water dispersement program and wildlife management programs, but we will lease the ranch to a third party operator instead of conducting our own cattle operations. All of these decisions are intended to enable additional investment in the citrus business and redeployment of capital elsewhere.
Alico 2.0 also includes an enhanced program to plant more than 400,000 trees in fiscal year 2018, which is expected to drive growth beyond 2020. The Company believes that its current acreage can produce 10,000,000 boxes per year on a sustained basis, even in an environment where citrus greening continues.

Operating Segments

Operating segments are defined in Financial Accounting Standards Board ("FASB") - Accounting Standards Codification ("ASC") ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. For the fiscal years ended September 30, 2017 and 2016, the Company’s CODM assessed performance and allocated resources based on three operating segments: Alico Citrus, Conservation and Environmental Resources, and Other Operations.

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

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	47,167	Citrus Cultivation
Citrus Nursery	385	Citrus Tree Development
	47,552

Conservation and Environmental Resources	70,962	Cattle Grazing; Sod and Native Plant Sales; Leasing; Conservation

Other Operations
Farmland	1,825	Leasing
Other Land	1,436	Mining lease; Commercial; Office

Total	121,775

Alico Citrus

We own and manage citrus land in Alachua, DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, Osceola, Martin, and Hardee Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total approximately 48,000 gross acres or 39.1% of our land holdings.

Our citrus acreage is detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Plantable	Support & Other	Gross
Alachua County	—	—	—	—	385	385
DeSoto County	15,013	1,090	482	16,585	4,623	21,208
Polk County	4,558	95	—	4,653	2,152	6,805
Collier County	4,468	—	—	4,468	2,823	7,291
Hendry County	3,517	97	175	3,789	1,696	5,485
Charlotte County	1,770	—	138	1,908	635	2,543
Highlands County	1,093	—	—	1,093	131	1,224
Osceola County	937	—	—	937	426	1,363
Martin County	551	—	—	551	123	674
Hardee County	403	—	—	403	171	574
Total	32,310	1,282	795	34,387	13,165	47,552

Of the approximately 48,000 gross acres of citrus land we own and manage, approximately 13,200 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees but which are not capable of directly producing fruit. In addition, we own a citrus tree nursery and utilize the trees produced in our own operations. The approximately 34,400 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted in trees too young to commercially produce fruit) and acres that are fallow.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were approximately 91.7%, 86.9% and 88.0% of Alico Citrus revenues for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which contain approximately 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of citrus fruit. We produced approximately 42,611,000, 51,404,000 and 62,222,000 pound solids for each of the fiscal years ended September 30, 2017, 2016 and 2015, respectively, on boxes delivered to processing plants of approximately 7,259,000, 8,829,000 and 10,014,000, respectively.

The average pound solids per box was 5.87, 5.82 and 6.21 for each of the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price.

The majority of our citrus produced for the processed citrus market in fiscal year 2017-2018 will be under minimum price contracts with floor prices ranging from $2.05 to $2.15 and rise prices from $2.50 to $2.65 per pound solids. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh market constituted approximately 4.6%, 3.8% and 4.2% of our Alico Citrus revenues for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 328,000, 402,000 and 466,000 fresh fruit boxes for each of the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The majority of our citrus to be produced for the fresh citrus market in fiscal year 2017-2018 is under fixed price contracts.

Revenues from our Alico Citrus operations were approximately 95.1%, 95.2% and 95.5% of our total operating revenues for each of the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Conservation and Environmental Resources

We own and manage Conservation and Environmental Resources land in Collier and Hendry Counties and engage in cattle grazing and sales, sod and native plant sales, land leasing for recreational and grazing purposes and conservation activities. Of our land holdings, Conservation and Environmental Resources totals approximately 71,000 gross acres or 58.3% of our total acreage.

Our Conservation and Environmental Resources acreage is detailed in the following table as of September 30, 2017:

Acreage
Hendry County	66,940
Collier County	4,022
Total	70,962

We frequently lease the same acreage for more than one purpose. The portion of our Conservation and Environmental Resources acreage that is leased for each purpose is detailed in the table below:

	Grazing	Recreational
Hendry County	1,282	51,686
Collier County	4,000	3,493
Glades County	145	—

In fiscal year 2017, our cattle operation was engaged in the production of beef cattle in Hendry and Collier Counties. The breeding herd consisted of approximately 8,700 cows and bulls. We primarily sold our calves to feed yards and yearling grazing operations in the United States. We also sold cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provide ready markets for our cattle. Revenues from our Conservation and Environmental Resources operations were approximately 3.7%, 3.9% and 3.5% of total operating revenues for each of the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

In November 2017, Alico changed its strategy about its cattle operations. A contract is pending with an experienced rancher who will lease the entire Alico Ranch for 10 years and graze cattle. The entire herd will be sold to this rancher, along with other assets, as part of this transaction. Once this contract is consummated, Alico will remain as the owner of Alico Ranch, will conduct its conservation and other leasing activities, will fulfill its water storage contract but will no longer produce beef cattle.

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

Our objectives are to produce the highest quality agricultural products, create innovative land uses, opportunistically acquire and convert undervalued assets, sell under-productive land and other assets not meeting our total return profile, generate recurring and sustainable profit with the appropriate balance of risk and reward, and exceed the expectations of stockholders, customers, clients and partners.

Our strategy is based on best management practices of our agricultural operations, environmental and conservation stewardship of our land and natural resources. We manage our land in a sustainable manner and evaluate the effect of changing land uses while considering new opportunities. Our commitment to environmental stewardship is fundamental to the Company’s core beliefs.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations and revenues are predominantly seasonal in nature. The following table illustrates the seasonality of our agribusiness revenues:

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

Employees

As of September 30, 2017, we had 283 full-time employees. Our employees work in the following divisions:

Alico Citrus	240
Conservation and Environmental Resources	15
Corporate, General, Administrative and Other	28
Total employees	283

None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Capital resources and raw materials

Management believes that the Company will be able to meet its working capital requirements for at least the next 12 months, and over the long term, through internally generated funds, cash flows from operations, the sale of under-productive land and other assets, our existing lines of credit and access to capital markets. The Company has commitments that provide for lines of revolving credit that are available for our general and corporate use.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The following is a description of the known factors that we believe may materially affect our business, financial condition, results of operations or cash flows.  They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, including the related Notes to the Consolidated Financial Statements in making any investment decisions with respect to our securities.  Additional risks or uncertainties that are not currently known to us that we currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to our Business

Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change, could impose significant costs and losses on our business.

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Citrus groves are subject to damage from frost and freezes, and this has happened periodically in the recent past. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Citrus greening is one of the most serious citrus plant diseases in the world. Once a tree is infected, its productivity generally decreases. While the disease poses no threat to humans or animals, it has devastated citrus crops throughout the United States and abroad. Named for its green, misshapen fruit, citrus greening disease has now killed millions of citrus plants in the southeastern United States and has spread across the entire country. Infected trees produce fruits that are green, misshapen and bitter, unsuitable for sale as fresh fruit or for juice. Infected trees can die within a few years. At the present time, there is no known cure for citrus greening once trees have become infected. Primarily, as a result of citrus greening, orange production in the State of Florida has continued to drop. According to the U.S. Department of Agriculture, Florida had its smallest orange harvest in 53 years in the 2016-2017 harvest season. The upcoming 2017-2018 Florida harvest season is expected to decline even further. The USDA's forecast of approximately 50,000,000 boxes of oranges for the 2017-2018 season is down more than 27.2% from the approximately 68,700,000 boxes harvested last season and 66.7% from the approximately 150,000,000 boxes during the 2004-05 season when citrus greening was discovered.

Citrus canker is a disease affecting citrus species and is caused by a bacterium which is spread by contact with infected trees or by windblown transmission. There is no known cure for citrus canker at present although some management practices, including the use of copper-based bactericides, can mitigate its spread and lessen its effect on infected trees; however, there is no assurance that currently available technologies will control such disease effectively.

Both of these diseases pose a significant threat to the Florida citrus industry and to our citrus groves. While we use best management practices to attempt to control diseases and their spread, there can be no assurance that our mitigation efforts will be successful. These diseases can significantly increase our costs which could materially adversely affect our business, financial condition, results of operations and cash flows. Our citrus groves produce the significant majority of our annual operating revenues. A significant reduction in available citrus from our citrus groves could decrease our operating revenues and materially adversely affect our business, financial condition, results of operations and cash flows.

Our citrus groves are geographically concentrated in Florida and the effects of adverse weather conditions including hurricanes and tropical storms could adversely affect our results of operations, financial position and cash flows.

Our citrus operations are concentrated in central and south Florida with our groves located in parcels in Alachua, DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, Osceola, Martin and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops, affect cattle breeding and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus and cattle operations and could result in a loss of operating revenues from those products for a multi-year period. We seek to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or cattle.

During September 2017, we experienced significant fruit loss as a result of Hurricane Irma, which will negatively impact both the Company's revenues and earnings for fiscal 2018 and potentially fiscal 2019.

A significant portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.

Our revenues from our citrus business were approximately 95.1%, 95.2%, and 95.5% of our operating revenues in fiscal years 2017, 2016 and 2015, respectively. Our citrus division is one of the largest citrus producers in the United States and because of the significance of the revenues derived from this business, we are more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall results of operations, financial condition and cash flows.

We depend on our relationship with Tropicana for a significant portion of our business. Any disruption in this relationship could harm our sales. Additionally, if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues.

The Company's contracts with Tropicana accounted for 85.6%, 32.5% and 14.3% of the Company's revenues in fiscal 2017, 2016 and 2015, respectively. The revenue for Tropicana is generated among several contracts. Under one such contract, if certain criteria are not met, the pricing terms of the contract may be modified whereby we could experience a reduction in revenues. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.

Our agricultural products are subject to supply and demand pricing which is not predictable.

Agricultural operations traditionally provide almost all of our operating revenues with citrus being the largest portion and are subject to supply and demand pricing. While according to Nielsen data consumer demand for orange juice has decreased significantly to its lowest level in almost a decade, we have been able to offset the impact of such decline with higher prices based on a lower supply of available oranges. However, there can be no assurance that we will be able to continue to do so if demand continues to decline. Although our processed citrus is subject to minimum pricing, we are unable to predict with certainty the final price we will receive for our products. In some instances the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations. We attempt to mitigate these risks by using contracts with citrus processors that include pricing structures based on a minimum (“floor”) price and with a price increase (“rise”) if market prices exceed the floor price.

There is no assurance that Alico 2.0 will provide the cost savings that we expect, or that we will fully realize the benefits we expect from the program.

On November 16, 2017, we announced Alico 2.0, which we expect will result in a significant citrus grove cost savings and a decline in Alico Citrus’ general and administrative expenses. There is no assurance that our Alico 2.0 will provide the cost savings that we expect, or that we will fully realize the benefits we expect from the program.

If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. As a result and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There is no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.

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

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. Immigration reform and enforcement is currently attracting significant attention in the current U.S. administration and U.S. Congress. If new immigration legislation is enacted in the U.S such legislation may contain provisions that could significantly reduce the number and availability of workers. The scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.

Our acquisition of additional agricultural assets and other businesses could pose risks.

We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. For example, in fiscal year 2015 we acquired three Florida citrus properties, including Orange-Co and Silver Nip Citrus, which resulted in our citrus division being one of the largest citrus producers in the United States. While we expect that our acquisitions will successfully complement our business, we may fail to realize all of the anticipated benefits of these acquisitions, which could reduce our anticipated results. We cannot assure that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, or obtain any financing that may be needed to consummate such acquisitions or complete proposed acquisitions. Acquisitions by us could result in accounting changes, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends, debt service payments, integration issues and diversion of management’s attention, any of which could adversely affect our business, results of operations, financial condition, and cash flows. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operation and financial condition, and cash flows.

Dispositions of our assets may adversely affect our future results of operations.

We also routinely evaluate the benefits of disposing of certain of our assets which could include the exit from lines of business. For example, in November of 2014 we sold significant sugarcane assets and we are no longer involved in the sugarcane business. While such dispositions increase the amount of cash available to us, it could also result in a potential loss of significant operating revenues and income streams that we might not be able to replace, makes our business less diversified and could ultimately have a negative impact on our results of operations, financial condition and cash flows.

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

We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such acquisitive transaction could be material to our business and could take any number of forms, including mergers, acquisitions, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in the Company or our subsidiaries, or a contribution of property or equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.

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

Increases in labor, personnel and benefits costs could adversely affect our operating results.

We primarily utilize labor contractors to grow, harvest and deliver our fruit to our orange packing house or outside packing facilities. We utilize a combination of employees and labor contractors to process our oranges in our orange packing facility. Our employees and contractors are in demand by other agribusinesses and other industries. Shortages of labor could delay our harvesting or orange processing activities or could result in increases in labor costs.

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate tax liabilities.

In the fiscal years ended September 30, 2017, 2016 and 2015 we paid approximately $3,106,000, $3,196,000, and $4,054,000, respectively, in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $105,496,000, $89,922,000, and $123,617,000 for each of the fiscal years ended September 30, 2017, 2016 and 2015 respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $539,790,000, $533,617,000, and $652,891,000, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of "Green Belt" values or average millage rates could significantly impact our results of operations, cash flows and/or financial position.

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

We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real estate property. If hazardous substances (including herbicides and pesticides used by us or by any persons leasing our lands) are discovered emanating from any of our lands and the release of such substances presents a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Management monitors environmental legislation and requirements and makes every effort to remain in compliance with such regulations. Furthermore, we require lessees of our properties to comply with environmental regulations as a condition of leasing. We also purchase insurance for environmental liability when it is available; however, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land, make it unsuitable for use in what would otherwise be its highest and best use, and/or be significant enough that it would materially adversely affect us.

Our business may be adversely affected if we lose key employees.

We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in the business lines and segments in which they work. The loss of any of these individuals could have a material adverse effect on our businesses. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain skilled personnel in our business lines and segments.

Inflation can have a significant adverse effect on our operations.

Inflation can have a major impact on our citrus operations. The citrus operations are most affected by escalating costs and unpredictable revenues and very high irrigation water costs. High fixed water costs related to our citrus lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

We incur increased costs as a result of being a publicly traded company.

As a Company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and NASDAQ, requires us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, packing, distribution or other critical functions.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to track sales and could interrupt other operational or financial processes, which in turn could adversely affect our financial results, stock price and reputation.

Risks Related to Our Indebtedness

We maintain a significant amount of indebtedness which could adversely affect our financial condition, results of operations or cash flows and may limit our operational and financing flexibility and negatively impact our business.

As of September 30, 2017 we had approximately $186,000,000 in principal amount of indebtedness outstanding under our secured credit facilities and an additional $85,000,000 is available under our revolving lines of credit. Our loan agreements, and other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur and there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our Credit Facility and certain of our term loans that we have currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Credit Facility and Term Loans, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to our Common Stock

Our largest stockholder has effective control over the election of our Board of Directors and other matters.

734 Investors, LLC ("734 Investors") and its two controlling persons, Remy W. Trafelet and George Brokaw, together beneficially own approximately 59.5% of our outstanding common stock as of December 7, 2017. Accordingly, by virtue of its ownership percentage, 734 Investors is able to elect all of our directors and officers, and has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination. Additionally, potential conflicts of interest could exist when we enter into related party transactions with 734 Investors such as the Silver Nip Citrus merger we entered into on February 28, 2015. The terms of the merger were negotiated and considered by a special committee comprised entirely of independent and disinterested members of our Board of Directors.

We are a “Controlled Company” under the NASDAQ Listing Rules and therefore are exempt from certain corporate governance requirements, which could reduce the influence of independent directors.

We are a “Controlled Company” under NASDAQ listing rules, because more than 50% of the voting power of our outstanding common stock is controlled by 734 Investors and its two controlling persons, Remy W. Trafelet and George Brokaw. As a consequence, we are exempt from certain NASDAQ requirements including the requirement that:

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

Our largest stockholder, 734 Investors, beneficially owns approximately 59.5% of our outstanding common stock as of December 7, 2017. Our common stock is thinly traded and our common stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by 734 Investors or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

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

In fiscal year 2017, our Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations. In March 2017, our Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. Our share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2017 we owned approximately 122,000 acres of land located in twelve counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Lee	Alachua	Charlotte	Hardee	Highlands	Martin	Osceola
Alico Citrus:
Citrus Groves	47,167	5,485	6,805	7,291	21,208	—	—	—	2,543	574	1,224	674	1,363
Citrus Nursery	385	—	—	—	—	—	—	385	—	—	—	—	—
Total Citrus Groves	47,552	5,485	6,805	7,291	21,208	—	—	385	2,543	574	1,224	674	1,363

Improved Farmland:
Irrigated	1,825	1,825	—	—	—	—	—	—	—	—	—	—	—

Conservation and Environmental Resources	70,962	66,940	—	4,022	—	—	—	—	—	—	—	—	—
Commercial	2	—	—	—	—	—	2	—	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—	—	—	—	—
Other	908	908	—	—	—	—	—	—	—	—	—	—	—
Total	121,775	75,158	6,805	11,313	21,208	526	2	385	2,543	574	1,224	674	1,363

Approximately 61,000 acres of the properties listed are encumbered by credit agreements totaling approximately $186,000,000 as of September 30, 2017. For a more detailed description of the credit agreements and collateral please see Note 4. “Long-Term Debt and Lines of Credit.”

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock is traded on the NASDAQ Global Market under the symbol ALCO. The high and low sales prices of our common stock in each quarter in the fiscal years 2017 and 2016 are presented below:

	FY 2017 Price		FY 2016 Price
	High	Low	High	Low
Quarter Ended:
December 31	$29.85	$25.25	$45.82	$37.55
March 31	$27.95	$25.55	$38.56	$20.99
June 30	$32.65	$27.40	$32.66	$26.02
September 30	$34.45	$29.75	$31.95	$26.50

Holders

On December 7, 2017 our stock transfer records indicate there were 248 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one stockholder.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

The following table presents cash dividends per share of our common stock declared in fiscal years ended September 30, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Per Common Share
February 27, 2015	March 31, 2015	April 15, 2015	$0.06
June 4, 2015	June 30, 2015	July 15, 2015	$0.06
September 14, 2015	September 30, 2015	October 15, 2015	$0.06
December 11, 2015	December 31, 2015	January 15, 2016	$0.06
March 8, 2016	March 31, 2016	April 15, 2016	$0.06
May 11, 2016	June 30, 2016	July 15, 2016	$0.06
September 6, 2016	September 30, 2016	October 14, 2016	$0.06
November 30, 2016	December 30, 2016	January 16, 2017	$0.06
February 23, 2017	March 31, 2017	April 14, 2017	$0.06
May 23, 2017	June 30, 2017	July 15, 2017	$0.06
September 15, 2017	September 29, 2017	October 16, 2017	$0.06

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

Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
$0
Base Period Sept 12
Sept 13
Sept 14
Sept 15
Sept 16
Sept 17
Alico, Inc.
S&P 500 Index
S&P Agricultural Products Index
Peer Group

		INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	Sept 12	Sept 13	Sept 14	Sept 15	Sept 16	Sept 17
Alico, Inc.	100	132.87	124.12	132.92	88.66	113.64
S&P 500 Index	100	119.34	142.89	142.02	163.93	194.44
S&P Agricultural Products Index	100	133.95	177.50	152.64	175.99	180.23
Peer Group	100	114.92	135.24	110.98	132.64	178.89

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

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	750,000	$3.53	482,500
Total	750,000	$3.53	482,500

In fiscal 2015, the Company awarded 12,500 restricted stock shares to two senior executives and in December 2017, the Company awarded 5,000 restricted shares to one senior executive, both under the 2015 Plan.

Recent Sale of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

In fiscal year 2017, our Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, our Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. Our share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). The Plan allowed the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. For the fiscal year ended September 30, 2017, the Company did not purchase any shares in accordance with the 2016 Authorization.

In fiscal year 2015, our Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s outstanding common stock beginning March 26, 2015 and continuing through December 31, 2016 (the “2015 Authorization"). Through September 30, 2016, we had repurchased 170,000 common shares in accordance with the fiscal year 2015 Authorization. The stock repurchases under the 2015 Authorization were made through open market transactions at times and in such amounts as our broker determined subject to the provisions of SEC Rule 10b-18.

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

The following table summarizes our purchases of our common stock during the fourth quarter of 2017 for the 2017 Authorization:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plan or Program
Date:
July 2017	12,755	$31.75	—	3,936,183
August 2017	10,172	$31.48	—	4,113,817
September 2017	5,595	$31.75	—	4,434,017

The Company purchased 75,623 shares of common stock in the open market prior to July 2017 under the 2017 Authorization at a weighted average of $28.75 per common share.

Item 6. Selected Financial Data

The following tables present selected historical consolidated financial information as of and for each of the fiscal years in the five-year period ended September 30, 2017. The Consolidated Financial Statements as of and for the fiscal years ended September 30, 2017, 2016 and 2015 include combined financial statement balances with Silver Nip Citrus, as result of our common control acquisition in February 2015.

The selected historical financial data presented below should be reviewed in conjunction with our Consolidated Financial Statements and the accompanying Notes thereto, included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)
	September 30,
	2017	2016	2015	2014	2013
Selected Statement of Operations Information:
Operating revenues	$129,829	$144,196	$153,126	$104,003	$101,661
Income (loss) from operations	$(6,094)	$21,846	$18,964	$9,383	$11,935
Net income (loss) attributable to common stockholders	$(9,451)	$6,993	$13,214	$9,495	$19,646
Basic earnings per common share	$(1.14)	$0.84	$1.64	$1.29	$2.69
Diluted earnings per common share	$(1.14)	$0.84	$1.64	$1.29	$2.67
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.36

Selected Balance Sheet Information:
Cash and cash equivalents	$3,395	$6,625	$5,474	$31,130	$24,583
Property and equipment, net	$349,337	$379,247	$381,099	$142,610	$131,071
Total assets	$419,182	$455,445	$460,088	$273,613	$198,840
Current portion of long-term debt	$4,550	$4,493	$4,511	$3,581	$2,000
Long-term debt, net of current portion	$181,926	$192,726	$200,970	$58,444	$34,000
Total Alico, Inc. stockholders' equity	$160,641	$173,490	$170,704	$162,487	$142,736
Noncontrolling interest	$4,728	$4,773	$4,807	$—	$—

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

During the fiscal year ended September 30, 2017, net loss includes inventory casualty loss and net realizable adjustment of approximately $14,688,000 as a result of Hurricane Irma, additional asset impairments of long-lived assets of approximately $9,346,000, and interest expense of approximately $9,141,000. The net loss was partially offset by a gain on sale of assets of approximately $2,181,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from citrus greening and citrus canker; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; our ability to achieve the anticipated cost savings under Alico 2.0, customer concentration, labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company with a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 122,000 acres of land in twelve Florida counties which includes approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves, cattle ranching, conservation, and related support operations. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns. Alico opportunistically acquires new agricultural assets and produces high quality agricultural products while exercising responsible environmental stewardship.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of results of operations, financial condition and changes in financial condition for the periods presented. This MD&A is organized as follows:

•
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition.

•
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2017. Our discussion is presented on a consolidated basis and includes discussion on future trends by segment.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three fiscal years ended September 30, 2017 and our outstanding debt, commitments and cash resources as of September 30, 2017.

•
Critical Accounting Policies. This section identifies those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, "Summary of Significant Accounting Policies," to the accompanying Consolidated Financial Statements.

Business Overview

Business Description

The Company generates operating revenues primarily from the sale of its citrus products and cattle ranching operations. The Company operates as three segments and substantially all of its operating revenues are generated in the United States. During the fiscal year ended September 30, 2017, the Company generated operating revenues of approximately $129,829,000, loss from operations of approximately $6,094,000, and net loss attributable to common stockholders of approximately $9,451,000. Cash provided by operations was approximately $28,229,000 during the fiscal year ended September 30, 2017.

Fiscal Year Highlights and Other Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program ("Program"). In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land. The dispersed water management project ("Water Project") encompasses a large-scale water storage/nutrient reduction project over approximately half of the Company's 71,000-acre ranch located in southern Hendry County. The Water Project has the ability to store/treat 94,000-acre feet of water, making it one of the largest private storage projects proposed to date and the largest within the Caloosahatchee River watershed. The Water Project was approved by the South Florida Water Management District in late 2014, and the Company's engineering and environmental consultants immediately began working on a detailed design. As a result of the uniqueness of the project site, which consists of over 11,000 acres of wetlands and contains several cultural resource sites, considerable effort has been undertaken over the past 2.5 years in securing necessary regulatory approvals for the project from both the State of Florida and the federal government. In addition, the largeness of the project requires close coordination with adjacent landowners, as well as the water control districts that serve those landowner/properties. On September 29, 2015, the SFWMD amended the contract to extend it for an additional year.

The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, the contract provides an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2017/2018 fiscal year as approved included funding for the Program. Permitting is currently underway with construction to follow immediately upon receipt of permits. Annual fixed payments will not commence until completion of construction. The Company anticipates receiving all necessary regulatory approvals within the next four to six months. The Company has not recognized any revenue to date from the contract. Operating expenses were approximately $1,794,000, $2,322,000 and $2,126,000 for the three years ended September 30, 2017, 2016 and 2015, respectively.

Hurricane Irma
Florida’s citrus industry was hit hard by the recent impacts of Hurricane Irma. We estimate that production will be down 40-45% from the prior season that was completed in June 2017. While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it will take at least two seasons for the groves to recover to pre-hurricane production levels. We estimate production between 4,000,000 - 4,400,000 boxes in fiscal 2018, an increase in production in fiscal 2019 and a return to pre-hurricane production levels by fiscal 2020. We maintain crop insurance and are working closely with our insurers and adjusters to evaluate and determine the amount of insurance recovery we may be entitled to, if any. We are also working with Florida Citrus Mutual, the industry trade group, and government agencies on potential federal relief funds. As of December 1, 2017, the Company donated $45,000 to 8 local charitable organizations to support local relief efforts for individuals affected by Hurricane Irma.
Alico 2.0 Modernization Program
On November 16, 2017, we announced the Alico 2.0 Modernization Program (“Alico 2.0”). This program is transforming three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, Alico Citrus, so we will remain one of the leaders in the U.S. citrus industry. This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency.

Under this program, we expect to reduce citrus total expenses per acre from $3,314/acre in fiscal 2016 to $2,164/acre when Alico 2.0 is fully implemented. Overall, we expect the program to reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. These efficiencies will be achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We also plan to deploy a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.
In addition to grove cost savings, Alico Citrus’ general and administrative expenses are projected to decline by more than 25% over the next two years, and recent information technology investments have already automated and simplified many administrative tasks.
Alico 2.0 led us to decide to divest assets that generated low rates of return and shut down parts of our operations that were not profitable. Alico Citrus has shut down its nursery in Gainesville, is in the process of selling its trucks and trailers, consolidating offices, and has either sold or in the process of selling real estate assets that are not strategic to our business plan.
We plan on ceasing our direct cattle operations at Alico Ranch. The ranch has been a landholding for us for generations, but, even when profitable, ranch operations generated a minimal rate of return on capital. We will continue to own the property and still conduct our long term water dispersement program and wildlife management programs, but we will lease the ranch to a third party operator instead of conducting our own cattle operations. All of these decisions are intended to enable additional investment in the citrus business and redeployment of capital elsewhere.
Alico 2.0 also includes an enhanced program to plant more than 400,000 trees in fiscal year 2018, which is expected to drive growth beyond 2020. The Company believes that its current acreage can produce 10,000,000 boxes per year on a sustained basis, even in an environment where citrus greening continues.
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

Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2016	2015	$	%
Operating revenues:
Alico Citrus	$123,441	$137,282	$(13,841)	(10.1)%	$137,282	$146,147	$(8,865)	(6.1)%
Conservation and Environmental Resources	4,793	5,669	(876)	(15.5)%	5,669	5,394	275	5.1%
Other Operations	1,595	1,245	350	28.1%	1,245	1,585	(340)	(21.5)%
Total operating revenues	129,829	144,196	(14,367)	(10.0)%	144,196	153,126	(8,930)	(5.8)%

Gross profit:
Alico Citrus	11,494	34,935	(23,441)	(67.1)%	34,935	35,370	(435)	(1.2)%
Conservation and Environmental Resources	(4,021)	(724)	(3,297)	455.4%	(724)	586	(1,310)	(223.5)%
Other Operations	1,457	848	609	71.8%	848	(498)	1,346	(270.3)%
Total gross profit	8,930	35,059	(26,129)	(74.5)%	35,059	35,458	(399)	(1.1)%

General and administrative expenses	15,024	13,213	1,811	13.7%	13,213	16,494	(3,281)	(19.9)%
(Loss) income from operations	(6,094)	21,846	(27,940)	(127.9)%	21,846	18,964	2,882	15.2%
Total other (expense) income, net	(7,248)	(9,366)	2,118	(22.6)%	(9,366)	5,124	(14,490)	(282.8)%
Income before income taxes	(13,342)	12,480	(25,822)	(206.9)%	12,480	24,088	(11,608)	(48.2)%
Provision (benefit) for income taxes	(3,846)	5,521	(9,367)	(169.7)%	5,521	10,905	(5,384)	(49.4)%
Net income	(9,496)	6,959	(16,455)	(236.5)%	6,959	13,183	(6,224)	(47.2)%
Net loss attributable to noncontrolling interests	45	34	11	32.4%	34	31	3	9.7%
Net (loss) income attributable to Alico, Inc. common stockholders	$(9,451)	$6,993	$(16,444)	(235.1)%	$6,993	$13,214	$(6,221)	(47.1)%

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2017, 2016 and 2015:

	Fiscal Year Ended
	September 30,
	2017	2016	2015
Operating revenues:
Alico Citrus	95.1%	95.2%	95.5%
Conservation and Environmental Resources	3.7%	3.9%	3.5%
Other Operations	1.2%	0.9%	1.0%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the fiscal years ended September 30, 2017, 2016 and 2015:

(in thousands, except per box and per pound solids data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2017	2016	Unit	%	2016	2015	Unit	%
Operating Revenues:
Early and Mid-Season	$45,999	$43,909	$2,090	4.8%	$43,909	$51,926	$(8,017)	(15.4)%
Valencias	67,146	75,311	(8,165)	(10.8)%	75,311	76,624	(1,313)	(1.7)%
Fresh Fruit	5,735	5,173	562	10.9%	5,173	6,116	(943)	(15.4)%
Purchase and Resale of Fruit	2,331	8,188	(5,857)	(71.5)%	8,188	7,970	218	2.7%
Other	2,230	4,701	(2,471)	(52.6)%	4,701	3,511	1,190	33.9%
Total	$123,441	$137,282	$(13,841)	(10.1)%	$137,282	$146,147	$(8,865)	(6.1)%
Boxes Harvested:
Early and Mid-Season	3,215	3,634	(419)	(11.5)%	3,634	4,445	(811)	(18.2)%
Valencias	4,044	5,195	(1,151)	(22.2)%	5,195	5,569	(374)	(6.7)%
Total Processed	7,259	8,829	(1,570)	(17.8)%	8,829	10,014	(1,185)	(11.8)%
Fresh Fruit	328	402	(74)	(18.4)%	402	466	(64)	(13.7)%
Total	7,587	9,231	(1,644)	(17.8)%	9,231	10,480	(1,249)	(11.9)%
Pound Solids Produced:
Early and Mid-Season	17,950	20,167	(2,217)	(11.0)%	20,167	26,139	(5,972)	(22.8)%
Valencias	24,661	31,237	(6,576)	(21.1)%	31,237	36,083	(4,846)	(13.4)%
Total	42,611	51,404	(8,793)	(17.1)%	51,404	62,222	(10,818)	(17.4)%
Pound Solids per Box:
Early and Mid-Season	5.58	5.55	0.03	0.5%	5.55	5.88	(0.33)	(5.6)%
Valencias	6.10	6.01	0.09	1.5%	6.01	6.47	(0.46)	(7.1)%
Price per Pound Solids:
Early and Mid-Season	$2.56	$2.18	$0.38	17.4%	$2.18	$1.99	$0.19	9.5%
Valencias	$2.72	$2.41	$0.31	12.9%	$2.41	$2.12	$0.29	13.7%
Price per Box:
Fresh Fruit	$17.48	$12.85	$4.63	36.0%	$12.85	$13.12	$(0.27)	(2.1)%
Operating Expenses:
Cost of Sales	$84,909	$64,824	$20,085	31.0%	$64,824	$74,237	$(9,413)	(12.7)%
Harvesting and Hauling	21,520	25,949	(4,429)	(17.1)%	25,949	26,034	(85)	(0.3)%
Purchase and Resale of Fruit	2,134	7,815	(5,681)	(72.7)%	7,815	7,652	163	2.1%
Other	3,384	3,759	(375)	(10.0)%	3,759	2,854	905	31.7%
Total	$111,947	$102,347	$9,600	9.4%	$102,347	$110,777	$(8,430)	(7.6)%

Gross Profit	$11,494	$34,935	$(23,441)		$34,935	$35,370	$(435)

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and harvesting seasons. Historically, the second and third quarters of our fiscal year produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our fiscal year coinciding with our growing cycles.

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

Our operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining our citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Other expenses include the period costs of third-party grove caretaking and contracted harvesting and hauling activities.
The decrease in revenues for the fiscal year ended September 30, 2017, as compared to the fiscal year ended September 30, 2016, was primarily due to the harvesting of approximately 1,570,000 fewer boxes of fruit, partially offset by higher pound solids per box and higher price per pound solids. The decrease in revenues from purchase and resale of fruit and other revenues reflects the Company’s decision to reduce third party fruit purchases and discontinue third party harvesting and hauling activities.

The decrease in revenues for the fiscal year ended September 30, 2016, as compared to fiscal year ended September 30, 2015, was primarily due to harvesting of approximately 1,185,000 fewer boxes of fruit and lower pound solids per box on higher price per pound solids. The resale of third party fruit increased by approximately 6,000 boxes for the fiscal year ended September 30, 2016, as compared to the fiscal year ended 30, 2015. The increase in other revenues primarily relates to an additional 169,000 boxes contracted for harvest and haul for a third party, as compared to the fiscal year ended September 30, 2015.

Total boxes harvested in fiscal year 2017 declined by approximately 17.8%, as compared to fiscal year 2016. Pound solids per box increased by 0.5% and approximately 1.5% for the Early and Mid-Season and Valencia oranges, respectively. The combination of these items resulted in approximately 8,793,000 less pound solids sold in fiscal year 2017, as compared to fiscal year 2016.

Total boxes harvested in fiscal year 2016 declined by approximately 11.9%, as compared to fiscal year 2015. Pound solids per box also declined by approximately 5.6% and 7.1% for the Early and Mid-Season and Valencia oranges, respectively, which resulted in approximately 10,818,000 less pound solids sold in fiscal year 2016, as compared to fiscal year 2015.

The decline in boxes harvested and pound solids produced for fiscal 2017, and the decline in boxes harvested and pound solids produced in fiscal year 2016, is believed to be mainly driven by growing season fluctuations in production which may have been attributable to various factors, including extreme weather patterns such as a drought and higher than normal temperatures during the Early and Mid-season harvest impacting all varieties. Other factors include changes in weather impacting bloom, horticultural practices, and the effects of diseases and pests, including Citrus Greening. The industry and the Company both continue to experience premature fruit drop, as well as smaller-sized fruit as a result of the factors described above. Additionally, on March 4, 2016, the Florida Commissioner of Agriculture exercised his authority under the Section 1B Emergency Exemptions provisions of the Federal Insecticide, Fungicide and Rodenticide Act to allow use of certain foliar bactericide applications. The Environmental Protection Agency approved the emergency exception effective August 15, 2016 through December 31, 2016 and subsequently approved for 2017. These bactericides are approved and successfully applied on other permanent crops throughout the United States. Alico Citrus began application of these bactericides to all of its groves in April 2016. While the Company is still evaluating the impact of the foliar bactericide treatments, it has reduced its usage.

The USDA, in its November 9, 2017 Citrus Crop Forecast for the 2017-18 harvest season, indicated that the Florida orange crop will decrease from approximately 68,700,000 boxes for the 2016-17 crop year to approximately 50,000,000 boxes for the 2017-18 crop year, a decrease of approximately 27.2%. The significant decline is believed to be primarily the result of Hurricane Irma and the related fruit loss experienced as well as the stress on the citrus trees for short-term fruit growth. The 2016-17 Florida orange crop declined by approximately 12,900,000 boxes, or approximately 15.8%, compared to the 2015-16 crop.

We estimate our 2018 processed boxes will decrease by approximately 40-45% compared to our fiscal year 2017 processed boxes, on a per acre basis. For fiscal year 2018, we expect that the forecasted decrease in the size of the statewide crop could cause the price per pound solids for fiscal year 2018 to be above the price per pound solid for fiscal year 2017. We expect that our operating expenses for fiscal year 2018 will remain consistent with fiscal year 2017 on a per acre basis.

The decrease in gross profit for fiscal year 2017, as compared to fiscal year 2016, related primarily to decreased revenues of approximately $13,841,000 discussed above, and the recording of an inventory casualty loss of approximately $13,489,000 relating to fruit loss as a result of Hurricane Irma.

The decrease in gross profit for fiscal year 2016, as compared to fiscal year 2015, related primarily to decreased revenues of approximately $8,865,000 discussed above, partially offset by decreased operating expenses of approximately $7,889,000, primarily related to decreased cost of sales.

In November 2017, we announced a plan for the Alico 2.0 Modernization Program (“Alico 2.0"). This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency. Under this Program, we expect to reduce total expenses per acre from $3,314/acre in fiscal 2016 to $2,164/acre when Alico 2.0 is fully implemented, which is expected to be over the next two years. Overall, we anticipate the program should reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. This efficiency will be achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We also will be deploying a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.

Conservation and Environmental Resources

The table below presents key operating measures for the fiscal years ended September 30, 2017, 2016 and 2015:

(in thousands, except per pound data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2017	2016	Unit	%	2016	2015	Unit	%
Revenue From:
Sale of Calves	$2,672	$4,078	$(1,406)	(34.5)%	$4,078	$3,805	$273	7.2%
Sale of Culls	1,060	526	534	101.5%	526	511	15	2.9%
Land Leasing	699	852	(153)	(18.0)%	852	851	1	0.1%
Other	362	213	149	70.0%	213	227	(14)	(6.2)%
Total	$4,793	$5,669	$(876)	(15.5)%	$5,669	$5,394	$275	5.1%
Pounds Sold:
Calves	1,737	2,503	(766)	(30.6)%	2,503	1,550	953	61.5%
Culls	1,633	714	919	128.7%	714	446	268	60.1%
Price Per Pound:
Calves	$1.54	$1.63	$(0.09)	(5.5)%	$1.63	$2.45	$(0.82)	(33.5)%
Culls	$0.65	$0.74	$(0.09)	(12.2)%	$0.74	$1.15	$(0.41)	(35.7)%
Operating Expenses:
Cost of Calves Sold	$2,552	$3,395	$(843)	(24.8)%	$3,395	$2,248	$1,147	51.0%
Cost of Culls Sold	975	299	676	226.1%	299	220	79	35.9%
Land Leasing Expenses	328	298	30	10.1%	298	214	84	39.3%
Water Conservation	1,794	2,322	(528)	(22.7)%	2,322	2,126	196	9.2%
Other	3,165	79	3,086	NM	79	—	79	NM
Total	$8,814	$6,393	$2,421	37.9%	$6,393	$4,808	$1,585	33.0%
NM - Not Meaningful

Ranch

The decrease in revenues from the sale of calves in fiscal year 2017, as compared to fiscal year 2016, is primarily due to the decrease in pounds sold, as well as a decrease in price per pound. The increase in revenues from the sale of culls in fiscal year 2017, as compared to fiscal year 2016, results from an increase in pounds sold, partially offset by a decrease in price per pound. The decrease in gross profit for fiscal year 2017, as compared to fiscal year 2016, relates primarily to certain impairments which were recorded on assets associated with the Ranch. Approximately 1,144 calves from fiscal 2017 were retained.

The increase in revenues from the sale of calves in fiscal year 2016, as compared to fiscal year 2015, is primarily due to the increase in pounds sold, partially offset by a decrease in price per pound. The slight increase in revenues from the sale of culls in fiscal year 2016, as compared to fiscal year 2015, results from an increase in pounds sold, partially offset by a decrease in price per pound. The decrease in gross profit for fiscal year 2016, as compared to fiscal year 2015, relates primarily to the decrease in price per pound sold for calves and culls. The decrease in pounds sold during fiscal year 2015 relates primarily to the timing of calf sales and retaining calves to maintain the breeding herd. Approximately 892 calves from fiscal 2016 were retained.

In relation to Alico 2.0, we will cease our direct cattle operations at Alico Ranch. The ranch has been a landholding for us for generations, but, even when profitable, ranch operations generated a minimal rate of return on capital. We will continue to own the property and conduct its long term water dispersement program and wildlife management programs, but we will lease the ranch to a third party operator instead of conducting our own cattle operations.

Conservation

In December 2012, the SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2017/2018 fiscal year was recently approved and included funding for the Program. Operating expenses were approximately $1,794,000, $2,322,000, and $2,126,000 for the three years ended September 30, 2017, 2016 and 2015, respectively.

During fiscal 2017, we recorded an impairment of two abandoned mines in the amount of approximately $3,165,000 based on independent third party assessments, and our decision to not pursue a Natural Resource business initiative.

Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2017, 2016 and 2015:

(in thousands, except per net standard ton and per acre data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2017	2016	Unit	%	2016	2015	Unit	%
Revenue From:
Other Leases	1,595	1,245	350	28.1%	1,245	1,082	163	15.1%
USSC Lease	—	—	—	-	—	503	(503)	NM
Total	$1,595	$1,245	$350	28.1%	$1,245	$1,585	$(340)	(21.5)%
Operating Expenses:
Land Leasing Expenses	138	397	(259)	(65.2)%	397	1,608	(1,211)	(75.3)%
Guarantee Payment to Global	—	—	—	-	—	475	(475)	NM
Total	$138	$397	$(259)	(65.2)%	$397	$2,083	$(1,686)	(80.9)%
NM - Not Meaningful

Other Operations include lease income from an aggregates mine and leases of oil extraction rights to third parties, farm lease revenue, the generation of revenues from sod and tree sales and rental income for office space. The Company does not anticipate any significant changes to these revenue streams in the future, with the exception of the revenue stream from the lease of office space which will cease as a result of the sale of the corporate office building in Ft. Myers, Florida.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2017 were approximately $15,024,000 compared to approximately $13,213,000 for the fiscal year ended September 30, 2016.

The increase in general and administrative expenses in fiscal year 2017 primarily relate to salary and stock compensation expenses incurred with respect to employment agreements executed for new executives during fiscal 2017. In addition, as a result of one of the executives stepping down, the Company entered into a separation and consulting agreement with the executive. These items resulted in an increase of approximately $2,100,000 over the prior year. See Note 16. “Related Party Transactions” in the Notes to the Consolidated Financial Statements for further discussion. In addition, the Company wrote off certain advances made related to excavating work in the amount of approximately $312,000. No significant reserves or write-offs were required in fiscal 2016. These increases were partially offset by a decrease in legal fees of approximately $1,000,000 relating primarily to a shareholder litigation which was settled in fiscal 2016.

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

As part of Alico 2.0, we anticipate that general and administrative expenses will decline by more than 25% over the next two years, as recent information technology investments have already automated and simplified many administrative tasks.

Other (Expense) Income, net

Other expense, decreased by approximately $2,118,000 in fiscal year 2017, as compared to fiscal year 2016, primarily due to an increase in gain on sale of real estate of $1,563,000 and a decrease in interest expense of $752,000. During fiscal 2017 the Company sold land and facilities located in Hendry County, Florida which resulted in a gain on sale of approximately $1,400,000. The decrease in interest expense is due to the Company continuing to pay down its term loan, which was partially offset by an increase in interest rates.

Other (expense) income, changed by approximately $14,490,000 in fiscal year 2016, as compared to fiscal year 2015, due to approximately $12,972,000 decrease in gains on sale of real estate and fixed assets and approximately $1,527,000 in increased interest expense primarily due to the refinanced term loan debt from the Orange-Co, LP asset acquisition in December 2014.

Provision (benefit) for Income Taxes

For the fiscal years ended September 30, 2017, 2016 and 2015, the provision (benefit) for income taxes was approximately $(3,846,000), $5,521,000, and $10,905,000, respectively, and the related effective income tax rates were approximately 28.83%, 44.20% and 45.30%, respectively.

The changes in the provision for income taxes for the fiscal year ended September 30, 2017, as compared to fiscal 2016 and from the fiscal year ended September 30, 2016, as compared to fiscal 2015 was primarily related to changes in Net (Loss) Income.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2017	2016	Change
Cash and cash equivalents	$3,395	$6,625	$(3,230)
Total current assets	$66,489	$71,871	$(5,382)
Total current liabilities	$15,983	$18,678	$(2,695)
Working capital	$50,506	$53,193	$(2,687)
Total assets	$419,182	$455,445	$(36,263)
Term loans and line of credit	$186,476	$202,219	$(15,743)
Current ratio	4.19 to 1	3.85 to 1

Our business has historically generated positive net cash flows from operations. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under our credit facilities and access to capital markets. Our access to additional borrowings under our revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms or at all.

The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining our citrus groves, harvesting and hauling of our citrus products, capital expenditures, dividends, and debt service costs including interest and principal payments on our term loans and other credit facilities.

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $59,700,000 is available for general use as of September 30, 2017, and a $25,000,000 revolving line of credit, of which $25,000,000 is available for general use as of September 30, 2017 (see Note 4. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing funds from its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.

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

Cash Management Impacts

Cash and cash equivalents decreased approximately $3,230,000 as of September 30, 2017, as compared to September 30, 2016; Cash and cash equivalents increased by approximately $1,151,000 as of September 30, 2016, as compared to September 30, 2015. The components of these changes are discussed below.

Consolidated Statements of Cash Flows

The following table details the items contributing to the changes in cash and cash equivalents for fiscal years 2017, 2016 and 2015:

(in thousands)	Fiscal Year Ended September 30,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net cash flows provided by operating activities	$28,229	$30,357	$33,726	(7.0)%	(10.0)%
Net cash flows used in investing activities	(10,085)	(13,034)	(177,057)	(22.6)%	(92.6)%
Net cash flows (used in) provided by financing activities	(21,374)	(16,172)	117,675	32.2%	(113.7)%
Net increase (decrease) in cash and cash equivalents	$(3,230)	$1,151	$(25,656)

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the fiscal years 2017, 2016 and 2015:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2017	2016	Change	2016	2015	Change
Net (loss) income	$(9,496)	$6,959	$(16,455)	$6,959	$13,183	$(6,224)
Gain on sale of sugarcane land	(538)	(618)	80	(618)	(13,734)	13,116
Depreciation, depletion and amortization	15,226	15,382	(156)	15,382	14,732	650
Loss (gain) loss on breeding herd sales	337	296	41	296	(183)	479
Deferred income tax (benefit) expense	(3,948)	5,277	(9,225)	5,277	12,350	(7,073)
Cash surrender value	(15)	(20)	5	(20)	(27)	7
Deferred retirement benefits	(102)	65	(167)	65	623	(558)
Magnolia Fund undistributed loss (earnings)	202	103	99	103	(57)	160
(Gain) loss on sale of property and equipment	(1,373)	147	(1,520)	147	(290)	437
Inventory casualty loss	13,489	—	13,489	—	—	—
Inventory net realizable value adjustment	1,199	—	1,199	—	—	—
Impairment of long-lived assets	9,346	—	9,346	—	541	(541)
Loss on extinguishment of debt	—	—	—	—	457	(457)
Non-cash interest expense on deferred gain on sugarcane land	1,413	1,406	7	1,406	607	799
Bad debt expense	312	—	312	—	—	—
Stock-based compensation expense	1,653	925	728	925	952	(27)
Other, including working capital changes	524	435	89	435	4,572	(4,137)
Net cash provided by operating activities	$28,229	$30,357	$(2,128)	$30,357	$33,726	$(3,369)

The decrease in net cash provided from operating activities for the year September 30, 2017 compared to the year ended September 30, 2016 was primarily due to a decrease in net income and deferred tax expense and was substantially offset by the company recording an inventory casualty loss, which was the direct result of Hurricane Irma, and other impairments recorded on certain assets held for sale and other fixed assets (see Note 5. “Inventories” in the Notes the Consolidated Financial Statements for further discussion on inventory casualty loss).

The decrease in net cash provided from operating activities for the year ended September 30, 2016 compared to the year ended September 30, 2015 was primarily due to a decrease in net income and deferred tax expense and was partially offset by the gain on the sale of our sugarcane land recognized in fiscal 2015 as discussed in Note 9. "Deferred Gain on Sale" to the Consolidated Financial Statements.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used in Investing Activities for the fiscal years 2017, 2016 and 2015:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2017	2016	Change	2016	2015	Change
Capital expenditures	$(13,353)	$(14,305)	$952	$(14,305)	$(11,523)	$(2,782)
Acquisition of citrus business	—	—	—	—	(265,587)	265,587
Proceeds from sale of assets	2,944	799	2,145	799	99,114	(98,315)
Other	324	472	(148)	472	939	(467)
Net cash used in investing activities	$(10,085)	$(13,034)	$2,949	$(13,034)	$(177,057)	$164,023

The decrease in net cash used in investing activities for the fiscal year ended September 30, 2017, as compared to the fiscal year ended September 30, 2016, was primarily due to proceeds from the sale of land and facilities located in Hendry County, Florida of approximately $2,200,000. This was partially offset by the reduction of capital expenditures of approximately $1,000,000.

The decrease in net cash used in investing activities for the fiscal year ended September 30, 2016, as compared to the fiscal year ended September 30, 2015, was primarily due to the acquisition of Orange-Co for approximately $265,600,000 in December 2014, partially offset by proceeds from the disposition of Alico's sugarcane land of approximately $97,200,000 via a tax-deferred like-kind exchange pursuant to Internal Revenue Code Section 1031 (see Note 9. "Deferred Gain on Sale" to the accompanying Consolidated Financial Statements).

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash (Used in) Provided by Financing Activities for the fiscal years ended September 30, 2017, 2016 and 2015:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2017	2016	Change	2016	2015	Change
Proceeds from term loans	$—	$2,500	$(2,500)	$2,500	$184,500	$(182,000)
Principal payments on revolving line of credit	(70,770)	(53,882)	(16,888)	(53,882)	(87,031)	33,149
Borrowings on revolving line of credit	65,770	58,882	6,888	58,882	81,031	(22,149)
Repayment of term loan	—	—	—	—	(34,000)	34,000
Principal payments on term loans	(10,743)	(10,761)	18	(10,761)	(17,870)	7,109
Contingent consideration paid	—	(7,500)	7,500	(7,500)	—	(7,500)
Financing costs	—	—	—	—	(2,834)	2,834
Treasury stock purchases	(3,064)	(3,141)	77	(3,141)	(4,013)	872
Dividends paid	(1,987)	(1,993)	6	(1,993)	(1,877)	(116)
Capital lease obligation principal payments	(580)	(277)	(303)	(277)	(231)	(46)
Net cash (used in) provided by financing activities	$(21,374)	$(16,172)	$(5,202)	$(16,172)	$117,675	$(133,847)

The increase in net cash used in financing activities for the year ended September 30, 2017, as compared to the year ended September 30, 2016 was primarily a result of the company paying down, on a net basis, its revolving line of credit during fiscal year ended September 2017, while during the fiscal year ended September 30, 2016 the Company drew cash, on a net basis, on its revolving line of credit. This decrease was partially offset as a result of the Company paying a $7,500,000 contingent consideration relating to the acquisition of Orange-Co during the fiscal year ended September 30, 2016.

The decrease in net cash provided by financing activities for the year ended September 30, 2016, as compared to the year ended September 30, 2015 was primarily due to net proceeds from the Company’s restructured long-term debt on December 3, 2014, in connection with the Orange-Co acquisition (see Note 4. “Long-term Debt and Lines of Credit” to the accompanying Consolidated Financial Statements). The restructured credit facilities included $125,000,000 in fixed interest rate term loans and $57,500,000 in variable interest rate term loans. The proceeds of the new credit facilities were partially offset by the repayment of an existing $34,000,000 variable interest rate term loan in fiscal year 2015.

The Company had no outstanding amounts due under its revolving credit lines at September 30, 2017. With respect to the WCLC line of credit agreement with Rabo, the Company executed an amendment to extend the due date to November 1, 2019.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2017, there was approximately $10,300,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit. In October 2017, the Company executed two additional letters of credit aggregating approximately $153,000, which relate to the lease back of office space in Ft. Myers building which was sold to a third party.

On December 1, 2015 and June 1, 2016, the Company paid $3,750,000 of additional consideration on the Orange-Co acquisition, as contemplated by the Orange-Co Purchase Agreement. Alico's $3,750,000 irrevocable letter of credit securing the final payment of the additional consideration was terminated following the final cash consideration payment.

During the next twelve months the company anticipates it will make capital expenditures of approximately $15,000,000 - $16,000,000. The majority of these capital expenditures will primarily relate to the purchasing and planting of additional trees. As a result of the hurricane, the Company plans to purchase and plant a greater amount of trees than in previous years.

During September 2017, the Company experienced fruit loss as a result of Hurricane Irma. Consequently, the Company anticipates that the revenue and cash flow will be negatively impacted. The Company is also estimating that production will be reduced 40-45% from the prior season that was completed in June 2017.

Contractual Obligations and Off Balance Sheet Arrangements

We have various contractual obligations which are fixed and determinable. The following table presents our significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2017 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)
	Payments Due by Period
	Total	<1 Year	1-3 Years	4-5 Years	5+ Years
Long-term debt	$186,476	$4,550	$34,340	$21,485	$126,101
Interest on long-term debt	64,503	7,340	20,009	11,904	25,250
Retirement benefits	8,093	348	709	433	6,603
Operating leases	1,107	419	499	189	—
Capital leases	8	8	—	—	—
Tree purchase commitments	1,082	1,082	—	—	—
Total	$261,269	$13,747	$55,557	$34,011	$157,954

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit Company, previously entered into contracts for the purchase of citrus fruit during the normal course of its business. These obligations were typically covered by sales agreements. Alico Fruit Company is no longer engaged in contracted purchase and resale of fruit and there were no obligations outstanding at September 30, 2017.

Alico enters into fruit marketing agreements to purchase fruit from certain third party growers as well as contracting caretaking services to these growers. These obligations are typically covered by sales and caretaking agreements.

During fiscal 2017, the Company entered into contracts to purchase citrus trees, which are anticipated to be delivered in fiscal 2018. As of September 30, 2017, the Company had approximately $1,082,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the citrus trees.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. We consider policies relating to the following matters to be critical accounting policies:

Revenue Recognition

Revenues from agricultural crops are recognized at the time the crop is harvested and delivered to the customer. The Company recognizes revenues from cattle sales at the time the cattle are delivered. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the fiscal year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues can be significant and can be either positive or negative. During the periods presented in this Annual Report on Form 10-K, no material adjustments were made to the reported revenues from our crops.

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1 through the balance sheet date (see Note 5. “Inventories”).

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. As of September 30, 2017 and 2016, the Company did not record a valuation allowance on deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting in accordance with the Financial Accounting Standards Board - Accounting Standards CodificationTM ("FASB ASC") 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with FASB ASC 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2017 and 2016, long-lived assets were comprised of property and equipment.

Fair Value Measurements

The carrying amounts in the balance sheets for operating accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short term maturity of these items. The carrying amounts reported for our long-term debt approximates fair value as our borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2017. The Company held various financial instruments as of September 30, 2017 and 2016, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

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

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $598,000 for the fiscal year ended September 30, 2017.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alico, Inc.

We have audited the accompanying consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three fiscal years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alico, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 11, 2017 expressed an unqualified opinion on the effectiveness of Alico, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Orlando, Florida
December 11, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alico, Inc.

We have audited Alico, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Alico, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Alico, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alico, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three fiscal years in the period ended September 30, 2017, and our report dated December 11, 2017 expressed an unqualified opinion.

/s/ RSM US LLP
Orlando, Florida
December 11, 2017

ALICO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,395	$6,625
Accounts receivable, net	4,286	4,740
Inventories	36,204	58,469
Income tax receivable	—	1,013
Assets held for sale	20,983	—
Prepaid expenses and other current assets	1,621	1,024
Total current assets	66,489	71,871

Property and equipment, net	349,337	379,247
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	262	389
Other non-current assets	848	1,692
Total assets	$419,182	$455,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,192	$5,975
Accrued liabilities	6,781	6,920
Long-term debt, current portion	4,550	4,493
Other current liabilities	1,460	1,290
Total current liabilities	15,983	18,678

Long-term debt:
Principal Amount	181,926	192,726
Less: deferred financing costs, net	(1,767)	(1,980)
Long-term debt less deferred financing costs, net	180,159	190,746
Lines of credit	—	5,000
Deferred tax liability	27,108	31,056
Deferred gain on sale	26,440	27,204
Deferred retirement obligations	4,123	4,198
Obligations under capital leases	—	300
Total liabilities	253,813	277,182
Commitments and Contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,238,830 and 8,315,535 shares outstanding at September 30, 2017 and 2016, respectively	8,416	8,416
Additional paid in capital	18,694	18,155
Treasury stock, at cost, 177,315 and 100,610 shares held at September 30, 2017 and 2016, respectively	(6,502)	(4,585)
Retained earnings	140,033	151,504
Total Alico stockholders' equity	160,641	173,490
Noncontrolling interest	4,728	4,773
Total stockholders' equity	165,369	178,263
Total liabilities and stockholders' equity	$419,182	$455,445
See accompanying notes to the Consolidated Financial Statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2017	2016	2015
Operating revenues:
Alico Citrus	$123,441	$137,282	$146,147
Conservation and Environmental Resources	4,793	5,669	5,394
Other Operations	1,595	1,245	1,585
Total operating revenues	129,829	144,196	153,126
Operating expenses:
Alico Citrus	111,947	102,347	110,777
Conservation and Environmental Resources	8,814	6,393	4,808
Other Operations	138	397	2,083
Total operating expenses	120,899	109,137	117,668
Gross profit	8,930	35,059	35,458
General and administrative expenses	15,024	13,213	16,494
(Loss) income from operations	(6,094)	21,846	18,964
Other (expense) income:
Investment and interest income, net	(148)	—	2
Interest expense	(9,141)	(9,893)	(8,366)
Gain on bargain purchase	—	—	1,145
Gain on sale of real estate and fixed assets	2,181	618	13,590
Loss on extinguishment of debt	—	—	(1,051)
Other expense, net	(140)	(91)	(196)
Total other (expense) income, net	(7,248)	(9,366)	5,124
(Loss) income before income taxes	(13,342)	12,480	24,088
Provision (benefit) for income taxes	(3,846)	5,521	10,905
Net (loss) income	(9,496)	6,959	13,183
Net loss attributable to noncontrolling interests	45	34	31
Net (loss) income attributable to Alico, Inc. common stockholders	$(9,451)	$6,993	$13,214
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$(1.14)	$0.84	$1.64
Diluted	$(1.14)	$0.84	$1.64
Weighted-average number of common shares outstanding:
Basic	8,300	8,303	8,056
Diluted	8,300	8,311	8,061

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Members' Equity	Total Alico, Inc. Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2014	7,377	$7,377	$3,742	$(650)	$134,968	$17,050	$162,487	$—	$162,487
Net income (loss)	—	—	—	—	13,423	(209)	13,214	(31)	13,183
Dividends	—	—	—	—	(1,936)	—	(1,936)	—	(1,936)
Treasury stock purchases	—	—	—	(4,013)	—	—	(4,013)	—	(4,013)
Acquisition of citrus businesses	1,039	1,039	15,937	—	—	(16,976)	—	4,838	4,838
Stock-based compensation:
Directors	—	—	61	701	—	—	762	—	762
Executives	—	—	55	—	—	—	55	—	55
Members' equity	—	—	—	—	—	135	135	—	135
Balance at September 30, 2015	8,416	$8,416	19,795	(3,962)	146,455	—	170,704	4,807	175,511
Net income (loss)	—	—	—	—	6,993	—	6,993	(34)	6,959
Dividends	—	—	—	—	(1,990)	—	(1,990)	—	(1,990)
Treasury stock purchases	—	—	—	(3,141)	—	—	(3,141)	—	(3,141)
Contingent consideration	—	—	(1,483)	1,483	—	—	—	—	—
Stock-based compensation:
Directors	—	—	(307)	1,035	46	—	774	—	774
Executives	—	—	150	—	—	—	150	—	150
Balance at September 30, 2016	8,416	$8,416	18,155	(4,585)	151,504	—	173,490	4,773	178,263
Net loss	—	—	—	—	(9,451)	—	(9,451)	(45)	(9,496)
Dividends	—	—	—	—	(1,987)	—	(1,987)	—	(1,987)
Treasury stock purchases	—	—	—	(3,064)	—	—	(3,064)	—	(3,064)
Stock-based compensation:
Directors	—	—	(374)	1,147	—	—	773	—	773
Executives	—	—	880	—	—	—	880	—	880
Other	—	—	33	—	(33)	—	—	—	—
Balance at September 30, 2017	8,416	$8,416	$18,694	$(6,502)	$140,033	$—	$160,641	$4,728	$165,369

See accompanying notes to Consolidated Financial Statements.

ALICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,496)	$6,959	$13,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of sugarcane land	(538)	(618)	(13,734)
Depreciation, depletion and amortization	15,226	15,382	14,732
Loss (gain) loss on breeding herd sales	337	296	(183)
Deferred income tax (benefit) expense	(3,948)	5,277	12,350
Cash surrender value	(15)	(20)	(27)
Deferred retirement benefits	(102)	65	623
Magnolia Fund undistributed loss (earnings)	202	103	(57)
(Gain) loss on sale of property and equipment	(1,373)	147	(290)
Inventory casualty loss	13,489	—	—
Inventory net realizable value adjustment	1,199	—	—
Impairment of long-lived assets	9,346	—	541
Loss on extinguishment of debt	—	—	457
Non-cash interest expense on deferred gain on sugarcane land	1,413	1,406	607
Bad debt expense	312	—	—
Stock-based compensation expense	1,653	925	952
Other	—	—	245
Changes in operating assets and liabilities:
Accounts receivable	142	(1,707)	5,983
Inventories	3,724	(196)	8,659
Prepaid expenses	(604)	(1,759)	(1,347)
Income tax receivable	1,013	1,074	—
Other assets	333	821	465
Accounts payable and accrued expenses	(2,895)	3,720	(522)
Income tax payable	—	—	(6,660)
Other liabilities	(1,189)	(1,518)	(2,251)
Net cash provided by operating activities	$28,229	$30,357	$33,726

Cash flows from investing activities:
Acquisition of citrus businesses, net of cash acquired	$—	$—	$(265,587)
Proceeds on sale of sugarcane land	—	—	97,151
Purchases of property and equipment	(13,353)	(14,305)	(11,523)
Return on investment in Magnolia Fund	324	171	675
Proceeds from sales of assets	760	799	1,963
Proceeds from surrender of life insurance policies	—	297	—
Proceeds from sales of real estate	2,184	—	—
Other	—	4	264
Net cash used in investing activities	$(10,085)	$(13,034)	$(177,057)

	Fiscal Year Ended September 30,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from term loans	$—	$2,500	$184,500
Principal payments on revolving line of credit	(70,770)	(53,882)	(87,031)
Borrowings on revolving line of credit	65,770	58,882	81,031
Repayment of term loan	—	—	(34,000)
Principal payments on term loans	(10,743)	(10,761)	(17,870)
Financing costs	—	—	(2,834)
Contingent consideration paid	—	(7,500)	—
Treasury stock purchases	(3,064)	(3,141)	(4,013)
Dividends paid	(1,987)	(1,993)	(1,877)
Capital lease obligation principal payments	(580)	(277)	(231)
Net cash (used in) provided by financing activities	$(21,374)	$(16,172)	$117,675

Net (decrease) increase in cash and cash equivalents	$(3,230)	$1,151	$(25,656)
Cash and cash equivalents at beginning of the year	6,625	5,474	31,130

Cash and cash equivalents at end of the year	$3,395	$6,625	$5,474

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$7,534	$7,530	$6,167
Cash income tax refunds, net of income taxes paid	$(911)	$(878)	$—
Cash paid for income taxes, net of income tax refunds	$—	$—	$5,213

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposit in other assets applied to capital expenditures	$—	$—	$250
Property and equipment purchased with capital leases	$—	$—	$37
Dividend declared	$494	$498	$500

See accompanying notes to the Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017, 2016 and 2015

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 122,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Alico Citrus and Conservation and Environmental Resources. Financial results are presented based upon its three business segments (Alico Citrus, Conservation and Environmental Resources and Other Operations).

Basis of Presentation

The Company has prepared the accompanying financial statements on a consolidated basis. These accompanying Consolidated Financial Statements, which are referred to herein as the “Financial Statements”, have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the fiscal years ended September 30, 2017 and 2016. All significant intercompany transactions and account balances between the consolidated businesses have been eliminated.

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on three operating segments: Alico Citrus (formerly Orange Co.), Conservation and Environmental Resources and Other Operations.

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

Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $91,432, $69,230 and $64,014 for the fiscal years ended September 30, 2017, 2016, and 2015, respectively, of which $46,630, $35,307 and $32,647 was attributable to the Company for fiscal years ended September 30, 2017, 2016, and 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. The FASB also recently issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," and 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," that clarify or amend the original Topic 606. ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09 on the Company’s Financial Statements upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. This guidance, which will be adopted October 1, 2017, is not expected to have a significant impact on our Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for adoption of this guidance would be our fiscal year beginning October 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-15 will have on our Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (Topic 350) which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact on our consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20): The ASU clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to contracts with customers. The ASU also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect this new guidance to have a material impact on our consolidated financial statements.
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

Revenue Recognition

Revenues from agricultural crops are recognized at the time the crop is harvested and delivered to the customer. Receivables from crops sold are recorded for the estimated proceeds to be received from the customer. On a quarterly basis, management reviews the reasonableness of the revenues accrued based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues can be significant and can be either an increase or decrease to reported revenues. During the periods presented in this report, no material adjustments were made to the reported revenues of the Company’s crops.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts of our debt approximates fair value as the debt is with commercial lenders at interest rates that vary with market conditions or have fixed rates that approximate market rates for obligations with similar terms and maturities (see Note 10. “Fair Value Measurements”).

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2017, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Accounts receivable

Accounts receivable from customers are generated from revenues based on the sale of citrus, cattle, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts for amounts which are not probable of collection. The estimate, evaluated quarterly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The allowance for doubtful accounts is included in general and administrative expenses in the Consolidated Statements of Operations.

The following table presents accounts receivable, net for fiscal years ended September 30, 2017 and 2016:

(in thousands)	September 30,
	2017	2016
Accounts receivable	$4,314	$4,753
Allowance for doubtful accounts	(28)	(13)
Accounts receivable, net	$4,286	$4,740

Concentrations

Accounts receivable from the Company’s major customers as of September 30, 2017 and 2016 and revenue for the fiscal years ended September 30, 2017, 2016 and 2015, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2017	2016	2017	2016	2015	2017	2016	2015
Tropicana	$2,506	$1,710	$111,197	$46,898	$21,925	85.6%	32.5%	14.3%
Cutrale Citrus Juice	$—	$—	$1,364	$22,735	$23,556	1.1%	15.8%	15.4%
Minute Maid	$—	$—	$—	$49,271	$57,484	—%	34.2%	37.5%
Louis Dreyfus	$—	$—	$—	$—	$22,460	—%	—%	14.7%

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory is based on the accumulated cost of developing such animals for sale from July 1 through the balance sheet date (see Note 5. “Inventories”).

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, depletion and amortization. Major improvements are capitalized while expenditures for maintenance and repairs are expensed when incurred. Costs related to the development of citrus groves through planting of trees are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for four years. After four years, a planting is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2017 and 2016, long-lived assets were comprised of property and equipment.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually, on the same date, or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise. As of September 30, 2017 and 2016, no impairment was required.

Other Non-Current Assets

Other non-current assets primarily include investments owned in agricultural cooperatives, cash surrender value on life insurance and equity investment in affiliate (Magnolia). Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. As of September 30, 2017 and 2016, the Company did not record a valuation allowance on deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2017, 2016 and 2015:

(in thousands)	Fiscal Year Ended September 30,
	2017	2016	2015
Weighted Average Common Shares Outstanding - Basic	8,300	8,303	8,056
Effect of dilutive securities - stock options and unrestricted stock	—	8	5
Weighted Average Common Shares Outstanding - Diluted	8,300	8,311	8,061

For the fiscal year ended September 30, 2017, the Company issued 750,000 stock options to certain executives of the Company. There were no employee stock options granted for the fiscal years ended September 30, 2016 and 2015, respectively. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. For the fiscal year ended September 30, 2017, the Company had stock options that were excluded from the diluted earnings per share because they were anti-dilutive. For the fiscal years ended September 30, 2016 and 2015, there were no anti-dilutive equity awards or convertible securities that were excluded from the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury.

Total stock-based compensation expense for the three years ended September 30, 2017 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2017	2016	2015
Stock compensation expense:
Executives	$880	$150	$55
Board of Directors	773	774	762
Members	—	—	135
Total stock compensation expense	$1,653	$924	$952

Equity Method Investments and Variable Interest Entities
The Company evaluates the method of accounting for investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Investments not qualifying for consolidation are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the balance sheet and as a non-operating item in the statements of operation.

In May 2010, the Company invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the state of Florida on properties which have property tax delinquencies. Revenues are recognized by Magnolia when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Expenses include an acquisition fee of 1%, interest expense, a monthly management fee and other administrative costs. The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter and is included in other non-current assets in the Consolidated Balance Sheets. Based on the September 30, 2017 unaudited internal financial statements of Magnolia, the Company recognized net investment loss of approximately $202,000 for the fiscal year ended September 30, 2017. The Company recognized net investment loss of approximately $103,000 for the fiscal year ended September 30, 2016 and net investment income of approximately $57,000 for the fiscal year ended September 30, 2015. Net investment income is included in Investment and interest income, net in the Consolidated Statements of Operations. Magnolia made certain distributions during the fiscal years ended September 30, 2017, 2016 and 2015; the Company’s share of those distributions was approximately $324,000, $171,000, and $675,000, respectively.

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

For the fiscal years ended September 30, 2017 and 2016 the Company incurred approximately $0 and $31,000, respectively, in professional and legal costs in connection with the Orange-Co acquisition. These costs are included in general and administrative expenses in the Consolidated and Combined Statements of Operations.

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
Note 4. Long-Term Debt and Lines of Credit

Debt Refinancing

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with the Orange-Co acquisition. These credit facilities initially included $125,000,000 in fixed interest rate term loans (“Met Fixed-Rate Term Loans”), $57,500,000 in variable interest rate term loans (“Met Variable-Rate Term Loans”), a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,762 gross acres of ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. Interest on the term loans is payable quarterly.

The interest rates on the Met Variable-Rate Term Loans were 2.96% per annum and 2.25% per annum as of September 30, 2017 and September 30, 2016, respectively.

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

The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.96% per annum and 2.25% per annum as of September 30, 2017 and September 30, 2016, respectively. Availability under the RLOC was $25,000,000 as of September 30, 2017.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.99% per annum and 2.27% per annum as of September 30, 2017 and September 30, 2016, respectively. The WCLC agreement was amended on September 6, 2017, and the primary terms of the amendment were an extension of the maturity to November 1, 2019. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $59,700,000 as of September 30, 2017.

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

There was no outstanding balance on the WCLC as of September 30, 2017. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2017, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit. In October 2017, Rabo issued two additional letter of credits aggregating approximately $153,000.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $123,000 and $78,000 of financing costs were incurred in connection with letters of credit and the amendment of the WCLC, respectively. These costs are also being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,656,000 and $1,965,000 at September 30, 2017 and 2016, respectively.

The Company recognized a loss on extinguishment of debt of approximately $964,000 related to the refinancing described above for the fiscal year ended September 30, 2015. The loss on extinguishment of debt is included in other (expense) income in the Consolidated Statement of Operations for the fiscal year ended September 30, 2015.

The credit facilities above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ending September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2017, the Company was in compliance with these financial covenants.

Credit facilities also include a Met Life term loan collateralized by real estate owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $49,000 at September 30, 2017.

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum ("Pru Loans A & B"). Principal of $290,000 is payable quarterly, together with accrued interest. The Company may prepay up to $5,000,000 of principal without penalty. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. The loans are collateralized by real estate in Collier, Hardee, Highlands, Martin, Osceola and Polk Counties, Florida and mature June 1, 2033.

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly, together with accrued interest. One loan bears interest at 3.85% per annum (Pru Loan E"), while the other bears interest at 3.45% per annum ("Pru Loan F"). The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. Both loans are collateralized by real estate in Charlotte County, Florida. Pru Note E matures September 1, 2021, and Pru Note F matures September 1, 2039.

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy W. Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement, measured on an annual basis, was reduced from 1.50 to 1.00 to 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2017, the most recent measurement date.

Silver Nip Citrus had a $6,000,000 revolving line of credit with Prudential. This line of credit was paid in full and terminated on April 28, 2015. The Company recognized a loss on extinguishment of debt of approximately $87,000 related to the termination, which is included in other (expense) income on the Consolidated Statements of Operations.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $325,000 at September 30, 2017.

The Silver Nip Citrus facilities are subject to a financial debt covenant requiring a current ratio of at least 1.50 to 1.00, measured at the end of each fiscal year. Silver Nip Citrus was in compliance with this covenant as of September 30, 2017.

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

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at September 30, 2017 and September 30, 2016:

	September 30, 2017		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$99,062	$954	$105,312	$1,080
Met Variable-Rate Term Loans	49,594	439	52,469	497
Met Citree Term Loan	5,000	49	5,000	53
Pru Loans A & B	23,030	258	24,190	274
Pru Loan E	4,895	25	5,115	32
Pru Loan F	4,895	42	5,115	44
John Deere equipment loan	—	—	18	—
	186,476	1,767	197,219	1,980
Less current portion	4,550	—	4,493	—
Long-term debt	$181,926	$1,767	$192,726	$1,980

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization, at September 30, 2017 and September 30, 2016:

	September 30, 2017		September 30, 2016
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)
Lines of Credit:
RLOC	$—	$109	$5,000	$159
WCLC	—	153	—	230
Lines of Credit	$—	$262	$5,000	$389

Future maturities of long-term debt as of September 30, 2017 are as follows:

(in thousands)

Due within one year	$4,550
Due between one and two years	8,400
Due between two and three years	10,962
Due between three and four years	14,990
Due between four and five years	10,755
Due beyond five years	136,819
Total future maturities	$186,476

Interest costs expensed and capitalized were as follows:

(in thousands)
	Fiscal Year Ended September 30,
	2017	2016	2015
Interest expense	$9,141	$9,893	$8,366
Interest capitalized	294	172	345
Total	$9,435	$10,065	$8,711

Note 5. Inventories

Inventories consist of the following at September 30, 2017 and September 30, 2016:

(in thousands)	September 30,
	2017	2016
Unharvested fruit crop on the trees	$32,145	$52,204
Beef cattle	1,954	783
Citrus tree nursery	—	3,090
Other	2,105	2,392
Total inventories	$36,204	$58,469
In September 2017, the State of Florida’ citrus business, including the Company’s unharvested citrus crop, were significantly impacted by Hurricane Irma. The impact of Hurricane Irma resulted in the premature drop of unharvested fruit and damage to citrus trees, which we expect to impact future fruit production until such time as the citrus trees recover. We anticipate future fruit production to be impacted in the 2017/2018 and, potentially, the 2018/2019 harvest seasons. The Company undertook a process to estimate the amount of inventory casualty loss as of the date of Hurricane Irma. Such process included a number of factors including: (1) touring all of the citrus groves by operational personnel to assess the estimated fruit drop by grove and the impact of damage to the citrus trees; (2) consideration of independent estimates of the reduced citrus production for the State of Florida; and (3) an estimate of fruit the Company expects to produce for the 2017/2018 harvest season after Hurricane Irma. As a result, the Company recorded a casualty loss to reduce the carrying value of unharvested fruit crop on trees inventory by approximately $13,489,000. While the Company believes the recorded loss to be its best estimate at this time, additional impairment could result based on the results of the 2017/2018 harvest season. The Company maintains crop insurance and is working closely with its insurers and adjusters to evaluate and determine the amount of insurance recoveries, if any, the Company may be entitled to. The amount of insurance recoveries, if any, will be recorded in the period in which such recoveries are both probable and reasonably estimable.

After determining and applying the amount of loss due to shrinkage to the inventory value, the Company evaluated the remaining inventory and determined an additional reduction was necessary in the amount of $1,199,000 to properly reflect the net realizable value of such inventory at September 30, 2017.

The Company reclassified the citrus tree nursery inventory to property and equipment during fiscal 2017.

Note 6. Assets Held For Sale

During fiscal 2017, in accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2017:

(in thousands)

Description	Carrying Value
Office Building	$3,214
Nursery - Gainsville	6,500
Chancey Bay	4,179
Gal Hog	70
Breeding Herd	5,858
Trailers	1,162
Total Assets Held For Sale	$20,983

Negotiations with interested parties for some of these assets have already taken place and during October 2017 the Company has sold its corporate office building in Ft. Myers (see Note 19. “Subsequent Event”). The only classes of assets and liabilities comprising the balance of the assets held for sale relate to Property & Equipment.

No assets were held for sale as of September 30, 2016.

The Company recorded an impairment loss of approximately $4,131,000 during fiscal year 2017 on these assets classified as assets held for sale as of September 30, 2017. For the year ended September 30, 2015, the Company recorded an impairment of approximately $541,000 on property classified as assets held for sale. These impairments are included in operating expenses on the Consolidated Statements of Operations.

Note 7. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2017 and September 30, 2016:

(in thousands)	September 30,
	2017	2016
Citrus trees	$258,949	$253,665
Equipment and other facilities	54,592	59,355
Buildings and improvements	8,835	21,780
Breeding herd	—	10,921
Total depreciable properties	322,376	345,721
Less: accumulated depreciation and depletion	(82,443)	(83,122)
Net depreciable properties	239,933	262,599
Land and land improvements	109,404	116,648
Net property and equipment	$349,337	$379,247
On February 2, 2017, the Company sold 49 acres of land and facilities in Hendry County, Florida, to its former tenant for $2,200,000, resulting in a gain of approximately $1,400,000 which is included in gain on sale of real estate on the Consolidated Statement of Operations for the year ended September 30, 2017.

During the fiscal year ended September 30, 2017, the Company recorded impairments aggregating to approximately $5,215,000 on certain mines located within their properties and other property and equipment related to the Company's decision to phase out its operation at one of its nurseries. These impairments are included in operating expenses on the Consolidated Statement of Operations for the year ended September 30, 2017.

Note 8. Accrued Liabilities

Accrued Liabilities consist of the following at September 30, 2017 and September 30, 2016:

(in thousands)	September 30,
	2017	2016
Ad valorem taxes	$2,648	$2,736
Accrued interest	1,165	1,135
Accrued employee wages and benefits	1,320	964
Inventory received but not invoiced	—	710
Accrued dividends	494	498
Current portion of deferred retirement obligations	315	342
Accrued insurance	166	—
Other accrued liabilities	673	535
Total accrued liabilities	$6,781	$6,920

Note 9. Deferred Gain on Sale

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

The sales price is subject to post-closing adjustments over a ten year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement (see below). A net gain of approximately $13,613,000 was recognized at the time of the sale and is recognized in Other (expense) income in the Consolidated Statements of Operations for the fiscal year ended September 30, 2015.

The Company estimated its maximum exposure to loss over the ten year period to total approximately $42,172,000 on an aggregate undiscounted basis. This estimated maximum exposure to loss was discounted at five percent to determine the initial deferred gain. In May 2017 and 2016, the Company made payments of $1,580,000 and $1,702,000, respectively, to Global pursuant to the sales contract. The amount of USSC’s lease is tied to the market price of sugar, and the Company's payment is required annually in advance, to supplement the lease paid by USSC in the event that the sugar prices are below certain thresholds. The 2016 sugar price remained below the threshold and therefore none of the amount advanced in 2016 will be returned to the Company. The Company has recognized approximately $1,413,000 and $1,406,000 in interest expense and approximately $538,000 and $618,000 of the deferred gain for the fiscal years ended September 30, 2017 and 2016, respectively.

Deferred gain on sale consists of the following at September 30, 2017 and September 30, 2016:

(in thousands)	September 30,
	2017	2016
Deferred gain on sale	$27,482	$28,440
Annual guarantee payment, net	(1,042)	(1,236)
Total deferred gain on sale	$26,440	$27,204

Estimated payments over the remaining term of the post-closing agreement are summarized in the following table.

(in thousands)

2018	$1,924
2019	2,561
2020	2,992
2021	3,346
2022	3,725
Thereafter	18,696
Total	$33,244

These estimated payments represent undiscounted cash flows.

Note 10. Fair Value Measurements

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of September 30, 2017 and 2016, approximate their fair value because of the immediate or short term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations. The majority of our non-financial instruments, which include inventories and property and equipment, are not required to be carried at fair value on a recurring basis. The Company does have certain assets classified as Assets Held for Sale which have been recorded at the lower of carrying value or the estimated fair value less costs to sell.

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

The following table represents certain assets held for sale as of September 30, 2017, which have been measured at fair value on a non-recurring basis (see Note 6. for complete listing of assets held for sale):

	Fair Value Hierarchy	Carrying Value	Adjustment to Fair Value	Fair Value
Nursery - Gainsville	Level 3	$10,107	$3,607	$6,500
Chancey Bay	Level 3	$4,587	$408	$4,179
Trailers	Level 3	$1,278	$116	$1,162

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to our assets as of September 30, 2017 and 2016.

We use third-party service providers to assist in the evaluation of investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.08% and 4.30% as of September 30, 2017 and 2016, respectively.

Note 11. Common Stock and Options

Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to an additional 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015. The Company’s 2015 Plan provides for grants to executives in various forms including restricted shares of the Company’s common stock and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.

Restricted Stock

In fiscal year 2015, the Company awarded 12,500 restricted shares of the Company’s common stock (“Restricted Stock”) to two senior executives under the 2015 Plan at a weighted average fair value of $49.49 per common share, vesting over three to five years.

A summary of the status of the Company’s nonvested shares is as follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested Shares at September 30, 2014	—	—
Granted during fiscal 2015	12,500	$49.49
Vested during 2015 fiscal	—	—
Forfeited during fiscal 2015	—	—
Nonvested Shares at September 30, 2015	12,500	$49.49
Granted during fiscal 2016	—	—
Vested during 2016 fiscal	(2,333)	$49.50
Forfeited during fiscal 2016	—	—
Nonvested Shares at September 30, 2016	10,267	$49.49
Granted during fiscal 2017	—	—
Vested during fiscal 2017	(4,933)	$49.58
Forfeited during fiscal 2017	—	—
Nonvested Shares at September 30, 2017	5,334	$49.39

Stock compensation expense related to the Restricted Stock totaled approximately $264,000 and $150,000 for the fiscal year ended September 30, 2017 and 2016, respectively.

There was approximately $149,000 and $413,000 of total unrecognized stock compensation costs related to nonvested stock compensation for the Restricted Stock grants at September 30, 2017 and 2016, respectively. The unrecognized stock compensation will be fully expensed in fiscal year ended September 2018.

Stock Options

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Messrs. Slack and Brokaw (collectively, the “Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2017, the Company’s stock was trading at $34.15 per share and during fiscal 2017 the stock did not trade above $34.45 per share; accordingly, none of the stock options are vested at September 30, 2017.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance - September 30, 2016	—	—	—	—
Granted during fiscal 2017	750,000	$3.53	3.33	—
Forfeitures/expired in fiscal 2017	—	—	—	—
Exercised during fiscal 2017	—	—	—	—
Balance - September 30, 2017	750,000	$3.53	2.58	—

Stock compensation expense related to the options totaled approximately $616,000 for the fiscal year ended September 30, 2017. No stock compensation expense related to options was recorded for the fiscal year ended September 30, 2016.

At September 30, 2017 there was approximately $2,030,000 to total unrecognized stock compensation costs related to nonvested share-based compensation for the option grants.

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

The weighted-average grant-date fair value of the Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the fiscal year ended September 30, 2017.

As of September 30, 2017, there were 487,500 common shares available for issuance under the 2015 Plan.

Note 12. Treasury Stock

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, our Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. The stock repurchases made under this repurchase were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

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

The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2017, 2016 and 2015:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2017	104,145	$29.42	650,140	$3,064
2016	78,446	$40.04	545,995	$3,141
2015	91,554	$43.83	467,549	$4,013

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2014	15,766	$650
Purchased	91,554	4,013
Issued to Employees and Directors	(16,755)	(701)

Balance at September 30, 2015	90,565	3,962
Purchased	78,446	3,141
Issued to Employees and Directors	(35,478)	(1,035)
Issued to former Silver Nip Citrus equity holders	(32,923)	(1,483)

Balance at September 30, 2016	100,610	4,585
Purchased	104,145	3,064
Issued to Employees and Directors	(27,440)	(1,147)

Balance at September 30, 2017	177,315	$6,502

Note 13. Income Taxes

The provision (benefit) for income tax for the years ended September 30, 2017, 2016 and 2015 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2017	2016	2015
Current:
Federal income tax	$102	$244	$(1,348)
State income tax	—	—	(98)
Total current	102	244	(1,446)
Deferred:
Federal income tax	(3,286)	4,538	10,432
State income tax	(662)	739	1,919
Total deferred	(3,948)	5,277	12,351
Total provision (benefit) for income taxes	$(3,846)	$5,521	$10,905

Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2017	2016	2015
Tax at the statutory federal rate	$(4,670)	$4,382	$9,335
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(402)	457	1,279
Permanent and other reconciling items, net	548	773	280
Expiration of capital loss carryover	581	—	—
Other	97	(91)	11
Total provision (benefit) for income taxes	$(3,846)	$5,521	$10,905
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2017, and 2016 are presented below:

(in thousands)	September 30,
	2017	2016
Deferred tax assets:
Deferred retirement benefits	$1,712	$1,620
Inventories	6,435	912
Alico-Agri, Ltd. outside basis differences	—	474
Goodwill	33,233	36,217
Deferred gain recognition	10,601	10,964
Capital loss carryforwards	9,462	9,702
Alternative minimum tax credits	293	197
Net operating losses	3,160	5,844
Intangibles	1,027	763
Other	158	3
Total deferred tax assets	66,081	66,696

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	—	282
Property and equipment	91,995	95,149
Accrual-to-cash method	950	1,908
Prepaid insurance	220	331
Investment in Magnolia	24	82
Total deferred tax liabilities	93,189	97,752
Net deferred income tax liability	$(27,108)	$(31,056)

As of September 30, 2017, the Company has approximately $8,000,000 federal and approximately $10,100,000 state income tax net operating loss (NOL) carryforwards. The Federal NOL's of approximately $3,600,000 will expire in 2024 and approximately $4,400,000 in 2025. The State NOL’s of approximately $3,600,000 will expire in 2024 and approximately $6,500,000 in 2025. As of September 30, 2017, the Company has approximately $24,600,000 of capital losses, which will expire in 2018. The Company believes that it is more likely than not that the benefit from federal and state NOL and capital loss carryforwards will be realized and, therefore, has not provided a valuation allowance on the deferred tax assets related to these NOL and capital loss carryforwards.

Note 14. Segment Information

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on three operating segments: Alico Citrus (formerly Orange Co.), Conservation and Environmental Resources and Other Operations.

Total revenues represent sales to unaffiliated customers, as reported in the Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2017	2016	2015
Revenues:
Alico Citrus	$123,441	$137,282	$146,147
Conservation and Environmental Resources	4,793	5,669	5,394
Other Operations	1,595	1,245	1,585
Total revenues	129,829	144,196	153,126

Operating expenses:
Alico Citrus	111,947	102,347	110,777
Conservation and Environmental Resources	8,814	6,393	4,808
Other Operations	138	397	2,083
Total operating expenses	120,899	109,137	117,668

Gross profit (loss):
Alico Citrus	11,494	34,935	35,370
Conservation and Environmental Resources	(4,021)	(724)	586
Other Operations	1,457	848	(498)
Total gross profit (loss)	$8,930	$35,059	$35,458

Capital expenditures:
Alico Citrus	$11,738	$10,393	$9,403
Conservation and Environmental Resources	646	1,664	1,461
Other Operations	—	629	162
Other Capital Expenditures	969	1,619	497
Total capital expenditures	$13,353	$14,305	$11,523

Depreciation, depletion and amortization:
Alico Citrus	$14,054	$13,982	$12,297
Conservation and Environmental Resources	585	456	1,275
Other Operations	67	476	471
Other Depreciation, Depletion and Amortization	520	468	689
Total depreciation, depletion and amortization	$15,226	$15,382	$14,732

(in thousands)	September 30,
	2017	2016
Assets:
Alico Citrus	$387,972	$410,663
Conservation and Environmental Resources	13,845	13,073
Other Operations	10,974	22,050
Other Corporate Assets	6,391	9,659
Total Assets	$419,182	$455,445

Note 15. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP provides a fixed supplemental retirement benefit for 180 months. The MSP is frozen; no new participants are being added and no benefit increases are being granted. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.08% and 4.30% in fiscal years 2017 and 2016, respectively.

Actuarial gains or losses are recognized when incurred, therefore; the end of year benefit obligation is the same as the accrued benefit costs recognized in the Consolidated Balance Sheets.

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2017	2016	2015
Service cost	$200	$213	$195
Interest cost	140	210	197
Recognized actuarial loss adjustment	(78)	(5)	231
Total	$262	$418	$623

The following provides a roll-forward of the MSP benefit obligation:

(in thousands)	September 30,
	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,543	$4,476
Service cost	200	213
Interest cost	140	210
Benefits paid	(367)	(351)
Recognized actuarial loss adjustment	(78)	(5)
Benefit obligation at end of year	$4,438	$4,543

Funded status at end of year	$(4,438)	$(4,543)

The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for each of the five succeeding years are approximately $348,000, $357,000, $160,000, $192,000, and $192,000 for the five-year period thereafter is an aggregate of $1,249,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of September 30, 2017, the Rabbi Trust had no assets, and no change of control had occurred.

Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $445,000, $401,000 and $360,000 for the fiscal years 2017, 2016 and 2015, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s paid contribution to the Profit Sharing Plan was $378,000, $291,000, and $165,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Note 16. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he will continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provides that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson will be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provides that Mr. Wilson will serve as a consultant to the Company during 2017 and will receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). If the Company terminates the consulting period for any reason, it will continue to pay the consulting fees described in the immediately preceding sentence, subject to Mr. Wilson’s continued compliance with the restrictive covenants set forth in his employment agreement. As of September 30, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed $562,500 for the fiscal year ended September 30, 2017. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.
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
As of June 26, 2017, both Messrs. Slack and Brokaw have agreed to waive payment of their salary.

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

For the fiscal year ended September 30, 2017 and 2016 the Company incurred approximately $0 and $85,000 in professional and legal costs in connection with the Merger. These costs are included in general and administrative expenses in the Consolidated Statements of Operations for the fiscal year ended September 30, 2017 and 2016, respectively.

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. The Company expensed approximately $0, $167,000 and $1,000,000 under the Consulting and Non-Competition Agreement for the fiscal years ended September 30, 2017, 2016 and 2015.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company expensed approximately $100,000, $200,000 and $625,000 under the Consulting and Non-Competition Agreement for fiscal years ended September 30, 2017, 2016 and 2015, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $0, $238,000 and $268,000 under the Separation and Consulting Agreement for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer, and continued to receive monthly payments under The Consulting Agreement through the first anniversary of his resignation date. Mr. Humphrey resigned as Senior Vice President and Chief Accounting Officer and as an employee of the Company effective April 3, 2017.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $592,000. The agreement will expire in May 2018. The Company expensed approximately $564,000, $479,000 and $379,000 under the Shared Services Agreement for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Note 17. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases for equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $725,000, $667,000, and $649,000 for the years ended September 30, 2017, 2016 and 2015, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)

2018	$419
2019	165
2020	165
2021	169
2022	175
Thereafter	14
Total	$1,107

Purchase Commitments

During fiscal 2017, the Company entered into contracts to purchase citrus trees, which are anticipated to be delivered in fiscal 2018. As of September 30, 2017, the Company had approximately $1,082,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the citrus trees.

Letters of Credit

The Company has outstanding standby letters of credit in the total amount of approximately $10,300,000 and $10,234,000 at September 30, 2017 and September 30, 2016, respectively, to secure its various contractual obligations. In October 2017, the

Company executed two additional standby letter of credits associated with leasing of space at the Ft. Myers office aggregating approximately $153,000.

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

Note 18. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2017, and 2016 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2016	2015	2017	2016	2017	2016	2017	2016

Total operating revenue	$17,445	$20,604	$56,200	$71,889	$51,518	$46,853	$4,666	$4,850
Total operating expenses	14,692	19,238	41,684	52,374	36,510	33,170	28,013	4,355

Gross profit	2,753	1,366	14,516	19,515	15,008	13,683	(23,347)	495

General and administrative	3,788	3,925	3,399	2,849	3,709	2,747	4,128	3,692
Other (expense) income, net	(1,981)	(2,535)	(912)	(1,840)	(2,162)	(2,874)	(2,193)	(2,117)

Income (loss) before income taxes	(3,016)	(5,094)	10,205	14,826	9,137	8,062	(29,668)	(5,314)
Income tax expense (benefit)	(1,273)	(2,075)	4,321	6,102	3,665	3,392	(10,559)	(1,898)

Net income (loss)	$(1,743)	$(3,019)	$5,884	$8,724	$5,472	$4,670	$(19,109)	$(3,416)

Net loss attributable to noncontrolling interests	8	8	(51)	10	7	11	81	5

Net income (loss) attributable to Alico Inc. common stockholders	$(1,735)	$(3,011)	$5,833	$8,734	$5,479	$4,681	$(19,028)	$(3,411)

Earnings per share:
Basic	$(0.21)	$(0.36)	$0.70	$1.05	$0.66	$0.56	$(2.29)	$(0.41)
Diluted	$(0.21)	$(0.36)	$0.70	$1.05	$0.66	$0.56	$(2.29)	$(0.41)

Note - Total operating expenses for the fiscal quarter ended September 30, 2017 include an inventory casualty loss and net realizable value adjustment of approximately $14,688,000 and impairments of long-lived assets of approximately $9,346,000. (See Notes 5. “Inventories”, Note 6. “Assets Held For Sale” and Note 7. “Property and Equipment, Net” for further information).

The operating results noted above include the operating results of Silver Nip Citrus, as a result of the common control acquisition in February 2015.

Note 19. Subsequent Events

On October 30, 2017, the Company sold its corporate office building in Fort Myers, Florida for $5,300,000. The building is classified as an Asset Held for Sale in the accompanying Consolidated Balance Sheet at September 30, 2017. The sales agreement provides that the Company will lease back a portion of the office space for five years.

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

During the fourth quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2017. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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
Agreement and Plan of Merger, dated as of December 2, 2014, by and among Alico, Inc., 734 Sub, LLC, 734 Citrus Holdings, LLC, and, solely with respect to certain sections thereof, 734 Agriculture, LLC, Rio Verde Ventures, LLC and Clayton G. Wilson (incorporated by reference to Exhibit 2.2 of Alico’s filing on Form 8-K dated December 5, 2014)

3.1		Restated Certificate of Incorporation, Dated February 17, 1972
3.2
Certificate of Amendment to Certificate of Incorporation, Dated January 14, 1974 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
10.0		Material Contracts (incorporated by reference to Exhibit 10.10 of Alico’s filing on Form 10-K dated December 12, 2014)
10.1		Credit agreement with Rabobank Agri-Finance (incorporated by reference to Alico’s filing on Form 8-K dated September 8, 2010)
10.2	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)
10.3	*	Management Security Plan(s) Trust Agreement (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)
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

10.7		Fifth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated April 28, 2014 (incorporated by reference to Exhibit 10.11 of Alico’s filing on Form 10-K dated December 12, 2014)
10.8		Sixth Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 1, 2014 (incorporated by reference to Exhibit 10.12 of Alico’s filing on Form 10-K dated December 12, 2014)
10.8	***
First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014)

10.1	***
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender (incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014)

10.11
Shared Services Agreement by and between Alico, Inc. and Trafelet Brokaw Capital Management, L.P. dated June 1, 2015 (incorporated by reference to Exhibit 10.15 of Alico’s filing on Form 10-K dated December 10, 2015)

10.12
Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the "Prudential Loan Agreement") (incorporated by reference to Exhibit 10.16 of Alico’s filing on Form 10-K dated December 10, 2015)

10.13
Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.17 of Alico’s filing on Form 10-K dated December 10, 2015)

10.14
Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.18 of Alico’s filing on Form 10-K dated December 10, 2015)

10.15
Promissory Note C, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.19 of Alico’s filing on Form 10-K dated December 10, 2015)

10.60	First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.20 of Alico’s filing on Form 10-K dated December 10, 2015)
10.17
Promissory Note D, dated March 26, 2013, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.21 of Alico’s filing on Form 10-K dated December 10, 2015)

10.18
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

10.2
Promissory Note F, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.24 of Alico’s filing on Form 10-K dated December 10, 2015)

10.21	First Amendment to Loan Agreement, dated April 23, 2015 (Loan E and F) (incorporated by reference to Exhibit 10.25 of Alico’s filing on Form 10-K dated December 10, 2015)
10.22	Second Amendment to the Loan Agreement, dated September 4, 2014 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.26 of Alico’s filing on Form 10-K dated December 10, 2015)
10.23	Third Amendment to the Loan Agreement, dated April 23, 2015 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.27 of Alico’s filing on Form 10-K dated December 10, 2015)
10.24
Cancellation and Termination of Note D, dated April 23, 2015, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.28 of Alico’s filing on Form 10-K dated December 10, 2015)

10.25	First Amendment to Credit Agreement and Consent with Rabo Agrifinance, Inc. dated February 26, 2015 (incorporated by reference to Exhibit 10.29 of Alico’s filing on Form 10-K dated December 10, 2015)
10.26	Second Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 16, 2015 (incorporated by reference to Exhibit 10.30 of Alico’s filing on Form 10-K dated December 10, 2015)
10.27
Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015 (incorporated by reference to Exhibit 10.31 of Alico’s filing on Form 10-K dated December 10, 2015)

10.28
Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015 (incorporated by reference to Exhibit 10.32 of Alico’s filing on Form 10-K dated December 10, 2015)

10.29
Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico's filing on Form 10-K dated December 6, 2016)

10.30
Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico's filing on Form 10-K dated December 6, 2016)

10.31
Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) (incorporated by reference to Exhibit 10.35 of Alico's filing on Form 10-K dated December 6, 2016)

10.32*		Employment Agreement dated June 1, 2015 between Alico, Inc. and John Kiernan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on June 1, 2015)
10.33*
Separation and Consulting Agreement dated December 31, 2016 between Alico, Inc. and Clayton G. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on January 4, 2017)

10.34*		Employment Agreement dated December 31, 2016 between Alico, Inc. and Remy W. Trafelet (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on January 4, 2017)
10.35*		Employment Agreement dated December 31, 2016 between Alico, Inc. and Henry R. Slack (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on January 4, 2017)
10.36*		Employment Agreement dated March 27, 2013 between Alico, Inc. and George R. Brokaw (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on January 4, 2017)
10.37*		Offer of Employment Letter dated June 16, 2017 between Richard Rallo and Alico, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on August 7, 2017)
10.38
Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017

10.39
Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017

21.0		Subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*	Denotes a management contract or compensatory plan, contract or arrangement.
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

ALICO, INC. (Registrant)

December 11, 2017	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 11, 2017	President and Chief Executive Officer	:	/s/ Remy W. Trafelet
Remy W. Trafelet

December 11, 2017	Chief Financial Officer and Executive Vice President	:	/s/ John. E. Kiernan
John. E. Kiernan

December 11, 2017	Chairman of the Board, Director	:	/s/ Henry R. Slack
Henry R. Slack

December 11, 2017	Director	:	/s/ George R. Brokaw
George R. Brokaw

December 11, 2017	Director	:	/s/ R. Greg Eisner
R. Greg Eisner

December 11, 2017	Director	:	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 11, 2017	Director	:	/s/ W. Andrew Krusen
W. Andrew Krusen

December 11, 2017	Director	:	/s/ Joseph S. Sambuco
Joseph S. Sambuco