Form 10-Q
period 2017-12-31
ALICO INC
filed 2018-02-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,249,357 shares of common stock outstanding at February 5, 2018.

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2017 and 2016

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	September 30,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$948	$3,395
Accounts receivable, net	11,875	4,286
Inventories	33,180	36,204
Assets held for sale	18,295	20,983
Prepaid expenses and other current assets	1,985	1,621
Total current assets	66,283	66,489

Property and equipment, net	348,509	349,337
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	200	262
Other non-current assets	724	848
Total assets	$417,962	$419,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,097	$3,192
Accrued liabilities	4,551	6,781
Long-term debt, current portion	4,575	4,550
Other current liabilities	1,069	1,460
Total current liabilities	12,292	15,983

Long-term debt:
Principal amount, net of current portion	180,783	181,926
Less: deferred financing costs, net	(1,715)	(1,767)
Long-term debt less current portion and deferred financing costs, net	179,068	180,159
Lines of credit	7,123	—
Deferred income tax liabilities	14,691	27,108
Deferred gain on sale	26,643	26,440
Deferred retirement obligations	4,109	4,123
Total liabilities	243,926	253,813
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,249,357 and 8,238,830 shares outstanding at December 31, 2017 and September 30, 2017, respectively	8,416	8,416
Additional paid in capital	18,890	18,694
Treasury stock, at cost, 166,788 and 177,315 shares held at December 31, 2017 and September 30, 2017, respectively	(6,275)	(6,502)
Retained earnings	148,285	140,033
Total Alico stockholders' equity	169,316	160,641
Noncontrolling interest	4,720	4,728
Total stockholders' equity	174,036	165,369
Total liabilities and stockholders' equity	$417,962	$419,182
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2017	2016
Operating revenues:
Alico Citrus	$17,079	$16,877
Conservation and Environmental Resources	363	301
Other Operations	91	267
Total operating revenues	17,533	17,445
Operating expenses:
Alico Citrus	16,295	14,085
Conservation and Environmental Resources	597	514
Other Operations	59	93
Total operating expenses	16,951	14,692
Gross profit	582	2,753
General and administrative expenses	3,886	3,788
Loss from operations	(3,304)	(1,035)
Other (expense) income:
Interest expense	(2,255)	(2,327)
Gain on sale of real estate and property and equipment	1,736	436
Other income (expense), net	144	(90)
Total other expense, net	(375)	(1,981)
Loss before income taxes	(3,679)	(3,016)
Income tax benefit	(12,417)	(1,273)
Net income (loss)	8,738	(1,743)
Net loss attributable to noncontrolling interests	8	8
Net income (loss) attributable to Alico, Inc. common stockholders	$8,746	$(1,735)
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$1.06	$(0.21)
Diluted	$1.05	$(0.21)
Weighted-average number of common shares outstanding:
Basic	8,245	8,324
Diluted	8,364	8,324

Cash dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2017	2016
Net cash used in operating activities:
Net income (loss)	$8,738	$(1,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred gain on sale of sugarcane land	(141)	(300)
Depreciation, depletion and amortization	3,490	3,916
Deferred income tax benefit	(12,417)	(1,273)
Gain on sale of property and equipment	(1,596)	(205)
Non-cash interest expense on deferred gain on sugarcane land	344	356
Stock-based compensation expense	423	440
Other	(44)	125
Changes in operating assets and liabilities:
Accounts receivable	(7,589)	(7,177)
Inventories	3,024	(4,053)
Prepaid expenses and other assets	(240)	(1,579)
Accounts payable and accrued expenses	(3,298)	(4,823)
Other liabilities	(383)	(1,121)
Net cash used in operating activities	(9,689)	(17,437)

Cash flows from investing activities:
Purchases of property and equipment	(3,561)	(2,357)
Proceeds from sale of property and equipment	5,300	—
Other	—	547
Net cash provided by (used in) investing activities	1,739	(1,810)

Cash flows from financing activities:
Repayments on revolving lines of credit	(10,608)	(5,000)
Borrowings on revolving lines of credit	17,731	21,945
Principal payments on term loans	(1,118)	(2,699)
Dividends paid	(494)	(498)
Capital lease obligation payments	(8)	—
Net cash provided by financing activities	5,503	13,748

Net decrease in cash and cash equivalents	(2,447)	(5,499)
Cash and cash equivalents at beginning of the period	3,395	6,625

Cash and cash equivalents at end of the period	$948	$1,126

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

Basis of Presentation
The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 11, 2017.
The Financial Statements presented in this Form 10-Q are unaudited. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2018. All intercompany transactions and account balances between the consolidated businesses have been eliminated.

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

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $16,219 and $15,848 for the three months ended December 31, 2017 and 2016, respectively, of which 51% is attributable to the Company.

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

Note 2. Inventories

Inventories consist of the following at December 31, 2017 and September 30, 2017:

(in thousands)	December 31,	September 30,
	2017	2017
Unharvested fruit crop on the trees	$29,551	$32,145
Beef cattle	2,254	1,954
Other	1,375	2,105
Total inventories	$33,180	$36,204
The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2017 and 2016 the Company did not record any adjustments to reduce inventory to net realizable value.
In September 2017, the State of Florida's citrus business, including the Company's unharvested citrus crop, was significantly impacted by Hurricane Irma. For the year ended September 30, 2017, the Company recorded a casualty loss on its inventory. In calculating this casualty loss, the Company made certain estimates. As of December 31, 2017, there were no revisions to these estimates which required any further inventory losses to be recorded. The Company continues to work closely with its insurers and adjusters to determine the amount of insurance recoveries, if any, the Company may be entitled to.

Note 3. Assets Held for Sale

During fiscal 2017, in accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of December 31, 2017 and September 30, 2017:

(in thousands)	Carrying Value
	December 31,	September 30,
	2017	2017
Office Building	$—	$3,214
Nursery - Gainsville	6,500	6,500
Chancey Bay	4,179	4,179
Gal Hog	70	70
Breeding Herd	6,133	5,858
Winterhaven	251	—
Trailers	1,162	1,162
Total Assets Held For Sale	$18,295	$20.983

On October 30, 2017, the Company sold its corporate office building in Fort Myers, Florida for $5,300,000 and realized a gain of approximately $1,800,000. The sales agreement provides that the Company will lease back a portion of the office space for five years.

Negotiations with interested parties for certain assets held for sale have already taken place, and in January, 2018 the Company sold its breeding herd and a portion of their trailers (See Note 13). Assets held for sale consists solely of property and equipment.

The Company recorded an impairment loss of approximately $4,131,000 during fiscal year 2017 on these assets classified as assets held for sale.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2017 and September 30, 2017:

(in thousands)	December 31,	September 30,
	2017	2017
Citrus trees	$261,286	$258,949
Equipment and other facilities	54,840	54,592
Buildings and improvements	8,279	8,835
Total depreciable properties	324,405	322,376
Less: accumulated depreciation and depletion	(85,498)	(82,443)
Net depreciable properties	238,907	239,933
Land and land improvements	109,602	109,404
Net property and equipment	$348,509	$349,337

Note 5. Long-Term Debt and Lines of Credit

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender on May 1, 2019 and every two years thereafter until maturity. Interest on the term loans is payable quarterly.
The interest rates on the Met Variable-Rate Term Loans were 3.03% per annum and 2.96% per annum as of December 31, 2017 and September 30, 2017, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015 and remains available to reduce future mandatory principal payments should the Company elect to do so. During the first quarter of fiscal 2018, the company elected not to make its principal payment and utilized its prepayment to satisfy its payment requirement. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 3.03% and 2.96% per annum as of December 31, 2017 and September 30, 2017, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2017.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.11% per annum and 2.99% per annum as of December 31, 2017 and September 30, 2017, respectively. The WCLC agreement was amended on September 30, 2017, and the primary terms of the amendment were an extension of the maturity to November 1, 2019. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $52,577,000 as of December 31, 2017 and September 30, 2017, respectively.
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
The outstanding balance on the WCLC was approximately $7,123,000 at December 31, 2017. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2017, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ending September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2017, the Company was in compliance with all of the financial covenants.

The credit facilities also include a Met Life term loan collateralized by real estate owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. Principal payments on this term loan commence February 1, 2018 and are payable quarterly thereafter. The loan matures February 2029.

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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1.00 to 1:00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2017, the most recent measurement date.

Other Modifications of Rabo and Prudential Credit Agreements

In February 2015, Rabo agreed, subject to certain conditions, that the Company may loan Silver Nip Citrus up to $7,000,000 on a revolving basis for cash management purposes. These advances would be funded from either cash on hand or draws on the Company’s WCLC.

Silver Nip Citrus has provided a $7,000,000 limited guaranty and security agreement granting Rabo a security interest in crops, accounts receivable, inventory and certain other assets.

This modification required the amendment of various Prudential and Rabo loan documents and mortgages.

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$99,062	$924	$99,062	$954
Met Variable-Rate Term Loans	48,876	425	49,594	439
Met Citree Term Loan	5,000	48	5,000	49
Pru Loans A & B	22,740	253	23,030	258
Pru Loan E	4,840	23	4,895	25
Pru Loan F	4,840	42	4,895	42
	185,358	1,715	186,476	1,767
Less current portion	4,575	—	4,550	—
Long-term debt	$180,783	$1,715	$181,926	$1,767

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$96	$—	$109
WCLC	7,123	104	—	153
Lines of Credit	$7,123	$200	$—	$262

Future maturities of long-term debt and lines of credit as of December 31, 2017 are as follows:

(in thousands)

Due within one year	$4,575
Due between one and two years	15,548
Due between two and three years	10,975
Due between three and four years	14,935
Due between four and five years	10,755
Due beyond five years	135,693

Total future maturities	$192,481
Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended December 31,
	2017	2016
Interest expense	$2,255	$2,327
Interest capitalized	134	63
Total	$2,389	$2,390
Note 6. Accrued Liabilities
Accrued Liabilities consist of the following at December 31, 2017 and September 30, 2017:

(in thousands)	December 31,	September 30,
	2017	2017

Ad valorem taxes	$—	$2,648
Accrued interest	1,203	1,165
Accrued employee wages and benefits	1,169	1,320
Accrued dividends	494	494
Current portion of deferred retirement obligations	315	315
Accrued insurance	266	166
Other accrued liabilities	1,104	673
Total accrued liabilities	$4,551	$6,781

Note 7.    Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act contains significant changes to corporate taxes, including a permanent reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s statutory rate for fiscal year ended September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. The 21% U.S. corporate tax rate will apply to fiscal years ending September 30, 2019 and each year thereafter.

Additionally, the Act requires a one-time remeasurement of certain tax related assets and liabilities. During the first quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the year ended September 30, 2018, which was used to compute current tax expense for the first quarter ended December 31, 2017. The amounts recorded in the three months ended December 31, 2017 for the remeasurement of deferred tax liabilities principally relate to the reduction in the U.S. corporate income tax rate. The Company has recorded a tax benefit of approximately $11,300,000 to account for these deferred tax impacts.

Note 8. Earnings Per Common Share
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
For the three months ended December 31, 2017 and 2016, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended December 31,
	2017	2016

Net income (loss) attributable to Alico, Inc. common stockholders	$8,746	$(1,735)

Weighted average number of common shares outstanding - basic	8,245	8,324
Dilutive effect of equity-based awards	119	—
Weighted average number of common shares outstanding - diluted	8,364	8,324

Net income (loss) per common shares attributable to Alico, Inc. common stockholders:
Basic	$1.06	$(0.21)
Diluted	$1.05	$(0.21)

The computation of diluted earnings per common share for the three months ended December 31, 2017 includes the impact of certain equity awards because they are dilutive. Such awards are comprised of 750,000 stock options granted to Executive Officers (see Note 12. "Related Party Transactions") during the three months ended December 31, 2016.

Note 9. Segment Information
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2017	2016
Revenues:
Alico Citrus	$17,079	$16,877
Conservation and Environmental Resources	363	301
Other Operations	91	267
Total revenues	17,533	17,445

Operating expenses:
Alico Citrus	16,295	14,085
Conservation and Environmental Resources	597	514
Other Operations	59	93
Total operating expenses	16,951	14,692

Gross profit (loss):
Alico Citrus	784	2,792
Conservation and Environmental Resources	(234)	(213)
Other Operations	32	174
Total gross profit	$582	$2,753

Depreciation, depletion and amortization:
Alico Citrus	$3,398	$3,516
Conservation and Environmental Resources	59	169
Other Operations	11	32
Other Depreciation, Depletion and Amortization	22	199
Total depreciation, depletion and amortization	$3,490	$3,916

(in thousands)	December 31,	September 30,
	2017	2017
Assets:
Alico Citrus	$389,351	$387,972
Conservation and Environmental Resources	15,314	13,845
Other Operations	10,889	10,974
Other Corporate Assets	2,408	6,391
Total Assets	$417,962	$419,182

Note 10. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock), and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided.  Stock-based compensation expense relating to the Board of Director fees was approximately $192,000 and $255,000 for the three months ended December 31, 2017 and 2016, respectively.

Restricted Stock

In fiscal year 2015, the Company awarded 12,500 restricted shares of the Company’s common stock (“Restricted Stock”) to two senior executives under the 2015 Plan at a weighted average fair value of $49.49 per common share, vesting over three to five years.

In November 2017, a senior executive was awarded 5,000 restricted shares of the Company’s common stock (“Restricted Stock”) under the 2015 Plan at a weighted average fair value of $31.95 per common share, vesting over approximately three years.

Stock compensation expense related to the Restricted Stock totaled approximately $26,000 and $150,000 for the three months ended December 31, 2017 and 2016, respectively. There was approximately $283,000 and $413,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2017 and 2016, respectively.

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

Stock compensation expense related to the options totaled approximately $205,000 and $0 for the three months ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, there was approximately $1,822,000 and $2,646,000 of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Expected Volatility	32.19%
Expected Term (in years)	2.6 - 4.0
Risk Free Rate	24.5%

The weighted-average grant-date fair value of the Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the three months ended December 31, 2017.

Stock Repurchase Authorizations

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

For the three months ended December 31, 2017, the Company did not purchase any shares under the 2017 Authorization and has 477,500 shares available to purchase in accordance with the 2017 Authorization.

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). No shares were repurchased under the 2016 Authorization.

The following table illustrates the Company’s treasury stock issuances for the three months ended December 31, 2017:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2017	177,315	$6,502
Issued to Employees and Directors	(10,527)	(227)

Balance as of December 31, 2017	166,788	$6,275

Note 11. Commitments and Contingencies
Letters of Credit
The Company has outstanding standby letters of credit in the total amount of approximately $10,300,000 at December 31, 2017 and September 30, 2017, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Note 12. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed $187,500 for the three months ended December 31, 2017. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.
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

As part of their employment agreements, each of the Executives were granted stock options. A stock option grant of 300,000 options in the case of Mr. Trafelet, and 225,000 options in the case of each of Messrs. Slack and Brokaw (collectively, the “Option Grants”) was provided. The Option Grants vest in accordance with the terms as described in Note 10.

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

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company expensed $0 and approximately $50,000 under the Consulting and Non-Competition Agreement for each of the three months ended December 31, 2017 and 2016, respectively.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company will reimburse TBCM for use of office space and various administrative and support services. The annual cost of the office and services is approximately $592,000. The agreement will expire in May 2018. The Company expensed approximately $148,000 and $73,000 under the Shared Services Agreement for the three months ended December 31, 2017 and 2016, respectively.

Note 13. Subsequent Events

On January 19, 2018, the Company sold certain trailers to a third party for $500,000. The Company received $125,000 and the remaining portion is to be paid in accordance with a promissory note over three years. The trailers were classified as an Asset Held for Sale in the accompanying Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017.

On January 25, 2018, the Company sold its breeding herd to a third party for approximately $7,800,000. The breeding herd was classified as an Asset Held for Sale in the accompanying Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017. As part of this transaction, the purchaser will also lease grazing and other rights on the Alico Ranch from the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto. Additional context can also be found in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission (“SEC”) on December 11, 2017.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures including our ability to achieve the anticipated results of the Orange-Co acquisition and Silver Nip Citrus merger; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization program; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and conservation and resources operations. The Company operates as three business segments and substantially all of its operating revenues are generated in the United States. During the three months ended December 31, 2017, Alico generated operating revenues of approximately $17,533,000, loss from operations of approximately $3,304,000, and net income attributable to common stockholders of approximately $8,746,000. Cash used in operations was approximately $9,689,000 during the three months ended December 31, 2017.

Business Segments

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

There have been no significant changes during this reporting period to the policies and disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

See Note 1. "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.

Recent Developments

On November 16, 2017, Alico announced the Alico 2.0 Modernization Program (“Alico 2.0”). The program is focused on aggressively improving the operations of the Company and optimizing its return on capital employed through cost reductions, increased efficiencies and disposition of non-performing assets. The Program began in early 2017 to transform Alico’s three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, now called Alico Citrus. Every aspect of Alico’s citrus and ranch operations, all back office support activities, and the productivity of all assets were analyzed to determine how to eliminate costs that will not negatively affect citrus production and also improve performance throughout the Company. The changes required to realize those improvements have now been implemented. As part of the program, Alico realigned its management structure and appointed Danny Sutton as the President and General Manager of Alico Citrus.

As indicated in Alico’s 2.0, the Company intended to divest itself from and cease operations at the Ranch. On January 25, 2018, the Company sold its breeding herd and leased grazing and other rights on its Ranch to a third party for approximately $7,800,000. The Company will continue to own the property and conduct its long term water dispersement program and wildlife management programs.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016:

(in thousands)	Three Months Ended
	December 31,		Change
	2017	2016	$	%
Operating revenues:
Alico Citrus	$17,079	$16,877	$202	1.2%
Conservation and Environmental Resources	363	301	62	20.6%
Other Operations	91	267	(176)	(65.9)%
Total operating revenues	17,533	17,445	88	0.5%

Gross profit (loss):
Alico Citrus	784	2,792	(2,008)	(71.9)%
Conservation and Environmental Resources	(234)	(213)	(21)	9.9%
Other Operations	32	174	(142)	(81.6)%
Total gross profit	582	2,753	(2,171)	(78.9)%

General and administrative expenses	3,886	3,788	98	2.6%
Loss from operations	(3,304)	(1,035)	(2,269)	219.2%
Total other expense, net	(375)	(1,981)	1,606	(81.1)%
Loss before income taxes	(3,679)	(3,016)	(663)	22.0%
Income tax benefit	(12,417)	(1,273)	(11,144)	NM
Net income (loss)	8,738	(1,743)	10,481	NM
Net loss attributable to noncontrolling interests	8	8	—	NM
Net income (loss) attributable to Alico, Inc. common stockholders	$8,746	$(1,735)	$10,481	NM
NM - Not Meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three months ended December 31, 2017 and 2016:

(in thousands, except per box and per pound solids data)

	Three Months Ended December 31,
			Change
	2017	2016	Unit	%
Operating Revenues:
Early and Mid-Season	$15,417	$13,669	$1,748	12.8%
Fresh Fruit	1,088	2,621	(1,533)	(58.5)%
Purchase and Resale of Fruit	35	99	(64)	(64.6)%
Other	539	488	51	10.5%
Total	$17,079	$16,877	$202	1.2%
Boxes Harvested:
Early and Mid-Season	1,214	1,029	185	18.0%
Total Processed	1,214	1,029	185	18.0%
Fresh Fruit	73	129	(56)	(43.4)%
Total	1,287	1,158	129	11.1%
Pound Solids Produced:
Early and Mid-Season	6,069	5,440	629	11.6%
Total	6,069	5,440	629	11.6%
Pound Solids per Box:
Early and Mid-Season	5.00	5.29	(0.29)	(5.5)%
Price per Pound Solids:
Early and Mid-Season	$2.54	$2.51	$0.03	1.2%
Price per Box:
Fresh Fruit	$14.75	$20.32	$(5.57)	(27.4)%
Operating Expenses:
Cost of Sales	$12,245	$8,630	$3,615	41.9%
Fresh Fruit Packaging	—	1,182	(1,182)	NM
Harvesting and Hauling	3,497	3,747	(250)	(6.7)%
Purchase and Resale of Fruit	41	97	(56)	(57.7)%
Other	512	429	83	19.3%
Total	$16,295	$14,085	$2,210	15.7%
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

The increase in operating revenues for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, is primarily due to the timing of when the Early and Mid-Season fruit was harvested. As a result of Hurricane Irma, the Company commenced the harvesting of its Early and Mid-Season fruit in late October, as compared to the harvesting commencing in mid to late November in the previous harvest season. As such, the Company has harvested a greater number of boxes in the three month period ended December 31, 2017 as compared to the same period in 2016. The increase from the greater number of boxes being harvested was partially offset by a reduction in pound solids per box of 0.29. The Company will complete the harvesting earlier in the current fiscal year, as compared to the prior year, for its Early and Mid-Season fruit and anticipates an overall decrease in the number of boxes harvested and revenues generated from Early and Mid-Season fruit for the 2018 harvest as compared to the prior year. Offsetting this increase was fewer boxes of fresh fruit sold at a lower price per box, as compared to the same period in the prior year.

The USDA, in its January 12, 2018 Citrus Crop Forecast for the 2017-18 harvest season, indicated that the Florida orange crop will decrease from approximately 68,700,000 boxes for the 2016-17 crop year to approximately 46,000,000 boxes for the 2017-18 crop year, a decrease of approximately 33.0%. The significant decline is primarily the result of Hurricane Irma and the related fruit loss experienced as well as the stress on the citrus trees for short-term fruit growth.

We originally estimated our 2018 processed boxes will decrease by approximately 40-45% compared to our fiscal year 2017 processed boxes, on a per acre basis. Based on the harvesting of fruit through the first quarter of fiscal 2018, the Company estimate of reduced production for fiscal year 2018 will remain unchanged. We expect that our operating expenses for fiscal year 2018 will remain consistent with fiscal year 2017 on a per acre basis.

The increase in cost of sales for the three months ended December 31, 2017 compared to three months ended December 31, 2016 primarily relates to the timing of the harvesting of the Early and Mid-Season fruit as well as costs incurred for clean-up and repairs as a result of Hurricane Irma. As a result of commencing the harvesting of Early and Mid-Season fruit earlier in the season and harvesting a greater percentage of boxes, in relation to estimated total boxes to be harvested for the full season, in the three months ended December 31, 2017 as compared to the same period in the prior year, a greater percentage of costs were allocated to Cost of Sales in the period.

Alico 2.0 explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency. Under this program, we expect to reduce total expenses per acre from $3,314/acre in fiscal 2016 to $2,164/acre when Alico 2.0 is fully implemented, which is expected to be over the next two years. Overall, we anticipate the program should reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. This efficiency will be achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We also will be deploying a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves. However, there can be no assurance that we will be able to achieve the anticipated cost savings under Alico 2.0.

Conservation and Environmental Resources

The table below presents key operating measures for the three months ended December 31, 2017 and 2016:

(in thousands, except per pound data)
	Three Months Ended December 31,		Change
	2017	2016	$	%
Revenue From:
Sale of Calves	$57	$20	$37	NM
Land Leasing	247	230	17	7.4%
Other	59	51	8	15.7%
Total	$363	$301	$62	20.6%
Pounds Sold:
Calves	49	16	33	NM
Price Per Pound:
Calves	$1.17	$1.22	$(0.05)	(4.1)%
Operating Expenses:
Cost of Calves Sold	$69	$24	$45	NM
Land Leasing Expenses	133	32	101	NM
Water Conservation	395	458	(63)	(13.7)%
Total	$597	$514	$83	16.1%
NM - Not Meaningful

Ranch

The increase in revenues from the sale of calves for the three month ended December 31, 2017, as compared to the three months ended December 31, 2016, is primarily due to an increase in the number of calves sold, partially offset by a decrease in price per pound sold.

In January 2018, the Company sold the breeding herd and leased the ranch to a third party operator. The Company will continue to own the property and conduct its long term water dispersement program and wildlife management programs.

Conservation

In December 2012, the SFWMD issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2017/2018 fiscal year was approved and included funding for the Program. Operating expenses were approximately $395,000 and $458,000 for the three months ended December 31, 2017 and 2016, respectively.

General and Administrative

General and administrative expenses for the three months ended December 31, 2017 totaled approximately $3,886,000 compared to approximately $3,788,000 for the three months ended December 31, 2016. The increase in general and administrative expenses for the three months ended December 31, 2017, as compared to the same period in 2016, was the result of an increase of the following:

•	separation and consulting agreement expenses of approximately $388,000

•	an accrual for paid time off of approximately $120,000, and

•	audit and tax fees of approximately $100,000.

These increases were primarily offset by expenses incurred in in the first quarter of December 2016 relating to one-time consulting expenses incurred.

Other (Expense) Income, net

Other expense, net for the three months ended December 31, 2017 and 2016 was approximately $375,000 and approximately$1,981,000, respectively. The decrease in the expense is primarily due to the Company recording a gain on the sale of its office building in Fort Myers, Florida, of approximately $1,800,000. As part of the sale, the Company has entered into a lease arrangement with the buyer for a portion of the office space.

Benefit for Income Taxes

The benefit for income tax was approximately $12,417,000 and $1,273,000 for the three months ended December 31, 2017 and 2016, respectively. The increase primarily resulted from approximately $11,300,000 in non-cash tax benefit recorded to remeasure the Company's net deferred tax liabilities to the 21% corporate tax rate that was enacted December 22, 2017.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Due to Hurricane Irma, in the first quarter of fiscal 2018 Alico produced a greater percentage of boxes harvested, as compared to the estimated totals for the full harvest season, then in past years. As a result, the working capital requirements may vary from the typical trends we have historically experienced in the current year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2017	2017	Change
Cash and cash equivalents	$948	$3,395	$(2,447)
Total current assets	$66,283	$66,489	$(206)
Total current liabilities	$12,292	$15,983	$(3,691)
Working capital	$53,991	$50,506	$3,485
Total assets	$417,962	$419,182	$(1,220)
Principal amount of term loans and lines of credit	$192,481	$186,476	$6,005
Current ratio	5.39 to 1	4.16 to 1
Management believes that a combination of cash-on-hand, cash generated from operations, assets sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $52,600,000 is available for general use as of December 31, 2017, and a $25,000,000 revolving line of credit, all of which is available for general use as of December 31, 2017 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.

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
Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2017 and 2016:

(in thousands)	Three Months Ended December 31,
	2017	2016	Change
Net income (loss)	$8,738	$(1,743)	$10,481
Deferred gain on sale of sugarcane land	(141)	(300)	159
Depreciation, depletion and amortization	3,490	3,916	(426)
Deferred income tax benefit	(12,417)	(1,273)	(11,144)
Gain on sale of property and equipment	(1,596)	(205)	(1,391)
Non-cash interest expense on deferred gain on sugarcane land	344	356	(12)
Stock-based compensation expense	423	440	(17)
Other	(44)	125	(169)
Change in working capital	(8,486)	(18,753)	10,267
Net cash used in operating activities	$(9,689)	$(17,437)	$7,748

The increase in net cash used in operating activities for the three months ended December 31, 2017, as compared to the same period in 2016, was due to a non-cash decrease in deferred tax liabilities, primarily as result of new tax legislation which went into effect on December 22, 2017.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the three months ended December 31, 2017 and 2016:

(in thousands)	Three Months Ended December 31,
	2017	2016	Change
Capital expenditures:
Citrus tree development	$(2,628)	$(1,113)	$(1,515)
Breeding herd purchases	(317)	(91)	(226)
Equipment and other	(616)	(1,070)	454
Other	—	(83)	83
Total	(3,561)	(2,357)	(1,204)

Proceeds from sale of property and equipment	5,300	—	5,300
Proceeds from sale of assets	—	432	(432)
Other	—	115	(115)
Net cash provided by (used in) investing activities	$1,739	$(1,810)	$3,549

The increase in net cash provided by (used in) investing activities for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, was primarily due to proceeds received from the sale of Alico's corporate office building in Fort Myers, Florida, for $5,300,000. This increase was partially offset by greater capital expenditures in the three months ended December 31, 2017, as compared to the same period in the prior year.

Net Cash Provided By Financing Activities

The following table details the items contributing to Net Cash Provided by Financing Activities for the three months ended December 31, 2017 and 2016:

(in thousands)	Three Months Ended December 31,
	2017	2016	Change
Repayments on revolving lines of credit	$(10,608)	$(5,000)	$(5,608)
Borrowings on revolving lines of credit	17,731	21,945	(4,214)
Principal payments on term loans	(1,118)	(2,699)	1,581
Dividends paid	(494)	(498)	4
Capital lease obligation payments	(8)	—	(8)
Net cash provided by financing activities	$5,503	$13,748	$(8,245)

The decrease in net cash provided by financing activities for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, was primarily due to increased repayments on the revolving line of credit and reduced borrowings on the revolving lines of credit.

Alico drew, on a net basis, $7,123,000 on its revolving lines of credit, primarily to fund working capital requirements and investing activities for the three months ended December 31, 2017.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2017, there was approximately $10,300,000 in outstanding letters of credit which correspondingly reduced Alico's availability under the line of credit.
As a result of Hurricane Irma, the Company experienced fruit loss during September 2017. As discussed in the Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company anticipates revenue and cash flow will be negatively impacted. The Company originally estimated a 40-45% reduction in production as compared to the prior season completed June 2017. Based on the harvesting of fruit through the first quarter of fiscal 2018, the Company still estimates production will be reduced by 40-45%.
Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2017, the Company had approximately $1,072,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 11, 2017.
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

During the first fiscal quarter ended December 31, 2017 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 11, 2017.

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

For the three months ended December 31, 2017, the Company did not purchase any shares in accordance with the 2017 Authorization and has 477,500 shares available to purchase in accordance with the 2017 Authorization.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Exhibit Index
3.1		Restated Certificate of Incorporation, Dated February 17, 1972 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed with the Commission on December 11, 2017)
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

ALICO, INC. (Registrant)

February 6, 2018	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer

February 6, 2018	By:	/s/ John E. Kiernan
John E. Kiernan
Executive Vice President and Chief Financial Officer