Form 10-Q
period 2018-03-31
ALICO INC
filed 2018-05-07
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,227,224 shares of common stock outstanding at May 3, 2018.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2018 and 2017

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,022	$3,395
Accounts receivable, net	16,515	4,286
Inventories	27,010	36,204
Assets held for sale	706	20,983
Prepaid expenses and other current assets	2,287	1,621
Total current assets	58,540	66,489

Property and equipment, net	348,017	349,337
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	138	262
Other non-current assets	1,001	848
Total assets	$409,942	$419,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,449	$3,192
Accrued liabilities	4,991	6,781
Long-term debt, current portion	5,225	4,550
Other current liabilities	438	1,460
Total current liabilities	15,103	15,983

Long-term debt:
Principal amount, net of current portion	174,536	181,926
Less: deferred financing costs, net	(1,664)	(1,767)
Long-term debt less current portion and deferred financing costs, net	172,872	180,159
Deferred income tax liabilities	22,802	27,108
Deferred gain on sale	26,829	26,440
Deferred retirement obligations	4,097	4,123
Total liabilities	241,703	253,813
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,248,449 and 8,238,830 shares outstanding at March 31, 2018 and September 30, 2017, respectively	8,416	8,416
Additional paid in capital	19,050	18,694
Treasury stock, at cost, 167,696 and 177,315 shares held at March 31, 2018 and September 30, 2017, respectively	(6,208)	(6,502)
Retained earnings	142,277	140,033
Total Alico stockholders' equity	163,535	160,641
Noncontrolling interest	4,704	4,728
Total stockholders' equity	168,239	165,369
Total liabilities and stockholders' equity	$409,942	$419,182
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Operating revenues:
Alico Citrus	$34,709	$55,667	$51,788	$72,544
Conservation and Environmental Resources	493	337	856	638
Other Operations	398	196	489	463
Total operating revenues	35,600	56,200	53,133	73,645
Operating expenses:
Alico Citrus	26,110	40,923	42,405	55,008
Conservation and Environmental Resources	1,593	761	2,190	1,275
Other Operations	64	—	123	93
Total operating expenses	27,767	41,684	44,718	56,376
Gross profit	7,833	14,516	8,415	17,269
General and administrative expenses	3,073	3,399	6,959	7,187
Income from operations	4,760	11,117	1,456	10,082
Other (expense) income:
Interest expense	(2,239)	(2,374)	(4,494)	(4,701)
Gain on sale of real estate, property and equipment	99	1,396	1,835	1,832
Other income (expense), net	—	66	144	(24)
Total other expense, net	(2,140)	(912)	(2,515)	(2,893)
Income (loss) before income taxes	2,620	10,205	(1,059)	7,189
Provision (benefit) for income taxes	8,150	4,321	(4,267)	3,048
Net (loss) income	(5,530)	5,884	3,208	4,141
Net loss (income) attributable to noncontrolling interests	16	(51)	24	(43)
Net (loss) income attributable to Alico, Inc. common stockholders	$(5,514)	$5,833	$3,232	$4,098
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$(0.67)	$0.70	$0.39	$0.49
Diluted	$(0.67)	$0.70	$0.39	$0.49
Weighted-average number of common shares outstanding:
Basic	8,256	8,327	8,251	8,326
Diluted	8,256	8,327	8,310	8,326

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended March 31,
	2018	2017
Net cash used in operating activities:
Net income	$3,208	$4,141
Adjustments to reconcile net income to net cash used in operating activities:
Deferred gain on sale of sugarcane land	(282)	(265)
Depreciation, depletion and amortization	6,922	7,796
Deferred income tax provision (benefit)	(4,306)	3,048
Gain on sale of real estate, property and equipment	(1,835)	(1,619)
Non-cash interest expense on deferred gain on sugarcane land	688	707
Stock-based compensation expense	856	835
Other	(300)	153
Changes in operating assets and liabilities:
Accounts receivable	(12,229)	(17,909)
Inventories	9,194	3,434
Prepaid expenses and other assets	(620)	(1,627)
Accounts payable and accrued expenses	(533)	(2,701)
Other liabilities	(1,014)	1,258
Net cash used in operating activities	(251)	(2,749)

Cash flows from investing activities:
Purchases of property and equipment	(7,438)	(5,040)
Proceeds from sale of property and equipment	24,612	2,651
Notes receivable	(379)	—
Other	—	156
Net cash provided by (used in) investing activities	16,795	(2,233)

Cash flows from financing activities:
Repayments on revolving lines of credit	(21,424)	(47,082)
Borrowings on revolving lines of credit	21,424	53,499
Principal payments on term loans	(6,715)	(5,381)
Treasury stock purchases	(206)	(641)
Dividends paid	(988)	(997)
Capital lease obligation payments	(8)	—
Net cash used in financing activities	(7,917)	(602)

Net increase (decrease) in cash and cash equivalents	8,627	(5,584)
Cash and cash equivalents at beginning of the period	3,395	6,625

Cash and cash equivalents at end of the period	$12,022	$1,041

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 121,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Alico Citrus (formerly Orange Co.) and Conservation and Environmental Resources. Financial results are presented based upon its three business segments (Alico Citrus, Conservation and Environmental Resources and Other Operations).

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

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity, cash flows or working capital.

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $33,000 and had net income of approximately $104,000 for the three months ended March 31, 2018 and 2017, respectively, and a net loss of approximately $49,000 and had net income of approximately $88,000 for the six months ended March 31, 2018 and 2017, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. The FASB also recently issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," and 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," that clarify or amend the original Topic 606. ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. While the Company has not yet completed their evaluation, it has reviewed ASU 2014-09 and does not expect this new guidance to have a material impact on its consolidated financial statements. To the extent there is an impact, the Company will apply as a cumulative-effect adjustment as of the date of adoption.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Due to Hurricane Irma, in the first six months of fiscal 2018 Alico produced a greater percentage of boxes harvested, as compared to the estimated totals for the full harvest season, than in past years. As a result, the working capital requirements may vary from the typical trends historically experienced in the current year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Note 2. Inventories

Inventories consist of the following at March 31, 2018 and September 30, 2017:

(in thousands)	March 31,	September 30,
	2018	2017
Unharvested fruit crop on the trees	$25,793	$32,145
Beef cattle	—	1,954
Other	1,217	2,105
Total inventories	$27,010	$36,204
The Company records its inventory at the lower of cost or net realizable value. For the three and six months ended March 31, 2018 and 2017 the Company did not record any adjustments to reduce inventory to net realizable value.

On January 25, 2018, the Company sold its breeding herd to a third party and as a result the value of the Beef Cattle inventory was expensed.

In September 2017, the State of Florida's citrus business, including the Company's unharvested citrus crop, was significantly impacted by Hurricane Irma. For the year ended September 30, 2017, the Company recorded a casualty loss on its inventory. In calculating this casualty loss, the Company made certain estimates. As of March 31, 2018, there were no revisions to these estimates which required any further inventory losses to be recorded. The Company continues to work closely with its insurers and adjusters to determine the amount of insurance recoveries the Company may be entitled to.
Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of March 31, 2018 and September 30, 2017:

(in thousands)	Carrying Value
	March 31,	September 30,
	2018	2017
Office Building	$—	$3,214
Nursery - Gainesville	—	6,500
Chancey Bay	—	4,179
Gal Hog	70	70
Breeding Herd	—	5,858
Trailers	636	1,162
Total Assets Held For Sale	$706	$20,983

On March 30, 2018, the Company sold property located on its Winterhaven location for approximately $251,000 and recognized a loss of approximately $20,000. This asset was classified as an asset held for sale during the first quarter of fiscal 2018.

On February 12, 2018, the Company sold its property at Chancey Bay for approximately $4,200,000 and realized a loss of approximately $44,000. As part of the transaction, the Company agreed to pay the purchaser rent of $200,000 in exchange for Alico retaining the rights of harvesting and selling of the fruit in the 2017/2018 harvest season.

On February 9, 2018, the Company sold its nursery located in Gainesville for approximately $6,500,000 and realized a gain of approximately $150,000.

On January 25, 2018, the Company sold its breeding herd to a third party for approximately $7,800,000. As part of this transaction, the purchaser is also leasing grazing and other rights on the Alico Ranch from the Company at a rate of $100,000 per month.

On January 19, 2018, the Company sold certain trailers to a third party for $500,000. The Company received $125,000 and the remaining portion is to be paid in accordance with a promissory note, which bears interest at 5%, over three years.

On October 30, 2017, the Company sold its corporate office building in Fort Myers, Florida for $5,300,000 and realized a gain of approximately $1,800,000. The sales agreement provides that the Company will lease back a portion of the office space for five years.

The Company has used a portion of the proceeds to pay down debt (see Note 5. "Long-Term Debt and Lines of Credit") and plans to use the remaining cash proceeds from the sale of these assets towards future working capital requirements.

The Company continues to negotiate with interested parties for the remaining assets held for sale. Assets held for sale consists solely of property and equipment.

The Company recorded an impairment loss of approximately $4,131,000 during fiscal year 2017 on these assets classified as assets held for sale at September 30, 2017.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2018 and September 30, 2017:

(in thousands)	March 31,	September 30,
	2018	2017
Citrus trees	$263,987	$258,949
Equipment and other facilities	55,019	54,592
Buildings and improvements	8,162	8,835
Total depreciable properties	327,168	322,376
Less: accumulated depreciation and depletion	(88,496)	(82,443)
Net depreciable properties	238,672	239,933
Land and land improvements	109,345	109,404
Net property and equipment	$348,017	$349,337

On March 15, 2018, the Company sold certain parcels comprised of citrus trees and land located on its Ranch One grove for approximately $586,000 and recognized a loss of approximately $80,000. As part of the transaction, the revenues generated from these parcels during the 2017/2018 harvest season were allocated to the purchaser.
Note 5. Long-Term Debt and Lines of Credit

Credit Facilities

The Company's credit facilities initially consisted of $125,000,000 in fixed interest rate term loans (“Met Fixed-Rate Term Loans”), $57,500,000 in variable interest rate term loans (“Met Variable-Rate Term Loans”), and a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,762 gross acres of ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 150 basis points (the “LIBOR spread”). The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment by the lender on May 1, 2019 and every two years thereafter until maturity. Interest on the term loans is payable quarterly.
The interest rates on the Met Variable-Rate Term Loans were 3.42% per annum and 2.96% per annum as of March 31, 2018 and September 30, 2017, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal 2018, the Company elected not to make its principal payment and utilized its prepayment to satisfy its principal payment requirements for such quarters. At March 31, 2018, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 3.42% and 2.96% per annum as of March 31, 2018 and September 30, 2017, respectively. Availability under the RLOC was $25,000,000 as of March 31, 2018.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.41% per annum and 2.99% per annum as of March 31, 2018 and September 30, 2017, respectively. The WCLC agreement was amended on September 30, 2017, and the primary terms of the amendment were an extension of the maturity to November 1, 2019. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $59,700,000 as of March 31, 2018 and September 30, 2017, respectively.
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
The outstanding balance on the WCLC was $0 at March 31, 2018. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2018, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ended September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2018, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan collateralized by real estate owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. Principal payments on this term loan commenced on February 1, 2018 and are payable quarterly thereafter. The loan matures in February 2029.

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. In addition, the Company made prepayments of approximately $4,453,000 in the second fiscal quarter of 2018 with the sale of certain properties which were collateralized under these loans. The Company may prepay up to $5,000,000 of principal without penalty. As such, the Company exceeded the allowed $5,000,000 prepayment by approximately $203,000 and was required to make a premium payment of approximately $22,000. The loans are collateralized by real estate in Collier, Hardee, Highlands, Martin, Osceola and Polk Counties, Florida and mature in June 2029 and June 1, 2033.

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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1.00 to 1:00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2018, the most recent measurement date.

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

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$99,062	$895	$99,062	$954
Met Variable-Rate Term Loans	48,157	411	49,594	439
Met Citree Term Loan	4,975	47	5,000	49
Pru Loans A & B	17,997	249	23,030	258
Pru Loan E	4,785	21	4,895	25
Pru Loan F	4,785	41	4,895	42
	179,761	1,664	186,476	1,767
Less current portion	5,225	—	4,550	—
Long-term debt	$174,536	$1,664	$181,926	$1,767

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$84	$—	$109
WCLC	—	54	—	153
Lines of Credit	$—	$138	$—	$262

Future maturities of long-term debt and lines of credit as of March 31, 2018 are as follows:

(in thousands)

Due within one year	$5,225
Due between one and two years	10,938
Due between two and three years	10,975
Due between three and four years	14,880
Due between four and five years	10,755
Due beyond five years	126,988

Total future maturities	$179,761

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Interest expense	$2,239	$2,374	$4,494	$4,701
Interest capitalized	147	64	281	127
Total	$2,386	$2,438	$4,775	$4,828
Note 6. Accrued Liabilities
Accrued Liabilities consist of the following at March 31, 2018 and September 30, 2017:

(in thousands)	March 31,	September 30,
	2018	2017

Ad valorem taxes	$748	$2,648
Accrued interest	1,140	1,165
Accrued employee wages and benefits	1,732	1,320
Accrued dividends	494	494
Current portion of deferred retirement obligations	315	315
Accrued insurance	—	166
Other accrued liabilities	562	673
Total accrued liabilities	$4,991	$6,781

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

Additionally, the Act requires a one-time remeasurement of certain tax related assets and liabilities.  During the first quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the year ended September 30, 2018.  The amounts recorded in the six months ended March 31, 2018 for the remeasurement of deferred taxes principally relate to the reduction in the U.S. corporate income tax rate.  During the second quarter ended March 31, 2018, the Company made certain updates to the estimates used during the first quarter, which resulted in a change to the remeasurement. For the six months ended March 31, 2018, the Company has recorded a tax benefit of approximately $10,100,000 to account for these deferred tax impacts.

As of March 31, 2018, the Company has a capital loss carryforward of approximately $24,600,000, which will expire on September 30, 2018. Management believes that it is more likely than not that the full benefit of this deferred tax asset will not be realized. In recognition of this risk, the Company has provided for a valuation allowance of approximately $6,000,000 on the deferred tax asset.

Note 8. Earnings (Loss) Per Common Share
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
For the three and six months ended March 31, 2018 and 2017, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Net income (loss) attributable to Alico, Inc. common stockholders	$(5,514)	$5,833	$3,232	$4,098

Weighted average number of common shares outstanding - basic	8,256	8,327	8,251	8,326
Dilutive effect of equity-based awards	—	—	59	—
Weighted average number of common shares outstanding - diluted	8,256	8,327	8,310	8,326

Net income (loss) per common shares attributable to Alico, Inc. common stockholders:
Basic	$(0.67)	$0.70	$0.39	$0.49
Diluted	$(0.67)	$0.70	$0.39	$0.49

The computation of diluted earnings per common share for the six months ended March 31, 2018 includes the impact of certain equity awards because they are dilutive. Such awards are comprised of 750,000 stock options granted to Executive Officers (see Note 12. "Related Party Transactions") during the three months ended December 31, 2016. These options were anti-dilutive for the three months ended March 31, 2018 and for the six months ended March 31, 2017.

Note 9. Segment Information
Segments
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Alico Citrus	$34,709	$55,667	$51,788	$72,544
Conservation and Environmental Resources	493	337	856	638
Other Operations	398	196	489	463
Total revenues	35,600	56,200	53,133	73,645

Operating expenses:
Alico Citrus	26,110	40,923	42,405	55,008
Conservation and Environmental Resources	1,593	761	2,190	1,275
Other Operations	64	—	123	93
Total operating expenses	27,767	41,684	44,718	56,376

Gross profit (loss):
Alico Citrus	8,599	14,744	9,383	17,536
Conservation and Environmental Resources	(1,100)	(424)	(1,334)	(637)
Other Operations	334	196	366	370
Total gross profit	$7,833	$14,516	$8,415	$17,269

Depreciation, depletion and amortization:
Alico Citrus	$3,366	$3,505	$6,764	$7,021
Conservation and Environmental Resources	31	150	90	319
Other Operations	16	31	27	63
Other Depreciation, Depletion and Amortization	19	194	41	393
Total depreciation, depletion and amortization	$3,432	$3,880	$6,922	$7,796

(in thousands)	March 31,	September 30,
	2018	2017
Assets:
Alico Citrus	$391,071	$387,972
Conservation and Environmental Resources	5,441	13,845
Other Operations	10,872	10,974
Other Corporate Assets	2,558	6,391
Total Assets	$409,942	$419,182

Note 10. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock), and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $191,000 and $383,000 for the three and six months ended March 31, 2018, and approximately $163,000 and $418,000 for the three and six months ended March 31, 2017, respectively.

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

Stock compensation expense related to the Restricted Stock totaled approximately $37,000 and $63,000 for the three and six months ended March 31, 2018, respectively, and approximately $27,000 and $211,000 for the three and six months ended March 31, 2017, respectively. There was approximately $246,000 and $202,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2018 and 2017, respectively.

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

Stock compensation expense related to the options totaled approximately $205,000 and $411,000 for the three and six months ended March 31, 2018, respectively, and approximately $205,000 for the three and six months ended March 31, 2017. At March 31, 2018 and 2017, there was approximately $1,619,000 and $2,441,000 of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.08 years.

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

The weighted-average grant-date fair value of the Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the three and six months ended March 31, 2018.

Stock Repurchase Authorizations

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. The stock repurchases made under this repurchase were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

For the three and six months ended March 31, 2018, the Company purchased 7,525 shares at a cost of $205,639 under the 2017 Authorization, and has $3,730,544 available to repurchase the Company’s stock in accordance with the 2017 Authorization.

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). No shares were repurchased under the 2016 Authorization.

The following table illustrates the Company’s treasury stock activity for the six months ended March 31, 2018:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2017	177,315	$6,502
Purchased	7,525	206
Issued to employees and directors	(17,144)	(500)

Balance as of March 31, 2018	167,696	$6,208

Note 11. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $10,300,000 at March 31, 2018 and September 30, 2017, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Note 12. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0 and $187,500 under the Consulting and Non-Competition Agreement for each of the three months ended March 31, 2018 and 2017, respectively, and expensed $187,000 for each of the six months ended March 31, 2018 and 2017, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.
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

As part of their employment agreements, each of the Executives was granted stock options. A stock option grant of 300,000 options in the case of Mr. Trafelet, and 225,000 options in the case of each of Messrs. Slack and Brokaw (collectively, the “Option Grants”) was provided. The Option Grants vest in accordance with the terms as described in Note 10.

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

Beginning June 26, 2017, both Messrs. Slack and Brokaw agreed to waive payment of their salaries.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith provided consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company expensed approximately $0 and $50,000 under the Consulting and Non-Competition Agreement for each of the three months ended March 31, 2018 and 2017, respectively, and expensed $0 and approximately $100,000 for each of the six months ended March 31, 2018 and 2017, respectively.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company will reimburse TBCM for use of office space and various administrative and support services. The annual cost of the office and services is approximately $592,000. The Company expensed approximately $147,000 under the Shared Services Agreement for the three months ended March 31, 2018 and 2017, respectively, and $294,000 and $220,000 for each of the six months ended March 31, 2018 and 2017, respectively.

Note 13. Subsequent Events

In April 2018, the Company received initial insurance proceeds of approximately $460,000 of insurance proceeds relating to Hurricane Irma property and casualty damage claims and $262,000 relating to crop claims. The Company submitted additional property and casualty and crop insurance claims and is awaiting determination of additional proceeds to be received.

On April 16, 2018, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contributions (“Contribution”) requirement of approximately $2,041,000 as a result of Hurricane Irma reducing the amount of crop available for sale in the 2017-2018 harvest season and the Company adopting a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution is approximately $1,041,000 and was funded on April 27, 2018.

On May 2, 2018, the Company sold its Gal Hog property for approximately $7,300,000.

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

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and conservation and resources operations. The Company operates as three business segments and substantially all of its operating revenues are generated in the United States. For the three and six months ended March 31, 2018, Alico generated operating revenues of approximately $35,600,000 and $53,133,000, respectively, income from operations of approximately $4,760,000 and $1,456,000, respectively, and net loss attributable to common stockholders of approximately $5,514,000 and net income attributable to common shareholders of approximately $3,232,000, respectively. Cash used in operating activities was approximately $251,000 during the six months ended March 31, 2018.

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

•	Conservation and Environmental Resources includes activities related to sod, native plant sales, leasing, management and/or conservation of unimproved native pasture land.

•
Other Operations consists of activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

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

Recent Developments

On November 16, 2017, Alico announced the Alico 2.0 Modernization Program (“Alico 2.0”). The program is focused on aggressively improving the operations of the Company and optimizing its return on capital employed through cost reductions, increased efficiencies and disposition of under-performing assets. The Program began in early 2017 to transform Alico’s three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, now called Alico Citrus. Every aspect of Alico’s citrus and ranch operations, all back office support activities, and the productivity of all assets were analyzed to determine how to eliminate costs that will not negatively affect citrus production and also improve performance throughout the Company. The changes required to realize those improvements have now been implemented. As part of the program, Alico realigned its management structure and appointed Danny Sutton as the President and General Manager of Alico Citrus.

In accordance with Alico 2.0 the Company divested itself from several non-core and underperforming assets during the first six months of fiscal 2018 as follows:

•
sold its property at Chancey Bay for approximately $4,200,000. As part of the transaction, the Company agreed to pay the purchaser rent of $200,000 in exchange for Alico retaining the rights of harvesting and selling of the fruit in the 2017/2018 harvest season;

•	sold its Nursery located in Gainesville for approximately $6,500,000. The Company continues to operate a nursery in its Joshua location;

•
sold its breeding herd to a third party for approximately $7,800,000. As part of this transaction, the purchaser is also leasing grazing and other rights on the Alico Ranch from the Company at a rate of $100,000 per month; and

•	sold its corporate office building in Fort Myers, Florida for $5,300,000. The sales agreement provides that the Company will lease back a portion of the office space for five years.

Additionally, there were other smaller-valued assets which the Company has divested itself from during the first six months of fiscal 2018.

The Company has used a portion of the proceeds to pay down debt and plans to use the remaining cash proceeds from the sale of these assets towards future working capital requirements.

In March 2018, the Company and Tropicana amended a citrus purchase agreement with respect to the purchase of citrus oranges. The amendment was focused on pricing calculations over the remainder of the contract, which expires in 2023.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Operating revenues:
Alico Citrus	$34,709	$55,667	$(20,958)	(37.6)%	$51,788	$72,544	$(20,756)	(28.6)%
Conservation and Environmental Resources	493	337	156	46.3%	856	638	218	34.2%
Other Operations	398	196	202	103.1%	489	463	26	5.6%
Total operating revenues	35,600	56,200	(20,600)	(36.7)%	53,133	73,645	(20,512)	(27.9)%

Gross profit (loss):
Alico Citrus	8,599	14,744	(6,145)	(41.7)%	9,383	17,536	(8,153)	(46.5)%
Conservation and Environmental Resources	(1,100)	(424)	(676)	159.4%	(1,334)	(637)	(697)	109.4%
Other Operations	334	196	138	70.4%	366	370	(4)	(1.1)%
Total gross profit	7,833	14,516	(6,683)	(46.0)%	8,415	17,269	(8,854)	(51.3)%

General and administrative expenses	3,073	3,399	(326)	(9.6)%	6,959	7,187	(228)	(3.2)%
Income from operations	4,760	11,117	(6,357)	(57.2)%	1,456	10,082	(8,626)	(85.6)%
Total other expense, net	(2,140)	(912)	(1,228)	134.6%	(2,515)	(2,893)	378	(13.1)%
Income (loss) before income taxes	2,620	10,205	(7,585)	(74.3)%	(1,059)	7,189	(8,248)	NM
Provision (benefit) for income taxes	8,150	4,321	3,829	88.6%	(4,267)	3,048	(7,315)	NM
Net (loss) income	(5,530)	5,884	(11,414)	NM	3,208	4,141	(933)	(22.5)%
Net loss (income) attributable to noncontrolling interests	16	(51)	67	NM	24	(43)	67	NM
Net (loss) income attributable to Alico, Inc. common stockholders	$(5,514)	$5,833	$(11,347)	(194.5)%	$3,232	$4,098	$(866)	(21.1)%
NM - Not Meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three and six months ended March 31, 2018 and 2017:

(in thousands, except per pound solids per box data)

	Three Months Ended March 31,				Six Months Ended March 31,
			Change				Change
	2018	2017	Unit	%	2018	2017	$	%
Operating Revenues:
Early and Mid-Season	$8,839	$32,026	$(23,187)	(72.4)%	$24,256	$45,695	$(21,439)	(46.9)%
Valencias	24,598	20,317	4,281	21.1%	24,598	20,317	4,281	21.1%
Fresh Fruit	418	1,758	(1,340)	(76.2)%	1,506	4,379	(2,873)	(65.6)%
Purchase and Resale of Fruit	464	930	(466)	(50.1)%	499	1,029	(530)	(51.5)%
Other	390	636	(246)	(38.7)%	929	1,124	(195)	(17.3)%
Total	$34,709	$55,667	$(20,958)	(37.6)%	$51,788	$72,544	$(20,756)	(28.6)%
Boxes Harvested:
Early and Mid-Season	597	2,186	(1,589)	(72.7)%	1,811	3,215	(1,404)	(43.7)%
Valencias	1,470	1,225	245	20.0%	1,470	1,225	245	20.0%
Total Processed	2,067	3,411	(1,344)	(39.4)%	3,281	4,440	(1,159)	(26.1)%
Fresh Fruit	24	115	(91)	(79.1)%	97	244	(147)	(60.2)%
Total	2,091	3,526	(1,435)	(40.7)%	3,378	4,684	(1,306)	(27.9)%
Pound Solids Produced:
Early and Mid-Season	3,125	12,510	(9,385)	(75.0)%	9,194	17,950	(8,756)	(48.8)%
Valencias	8,651	7,467	1,184	15.9%	8,651	7,467	1,184	15.9%
Total	11,776	19,977	(8,201)	(41.1)%	17,845	25,417	(7,572)	(29.8)%
Pound Solids per Box:
Early and Mid-Season	5.23	5.72	(0.49)	(8.6)%	5.08	5.58	(0.50)	(9.0)%
Valencias	5.89	6.09	(0.20)	(3.3)%	5.89	6.09	(0.20)	(3.3)%
Price per Pound Solids:
Early and Mid-Season	$2.83	$2.56	$0.27	10.5%	$2.64	$2.55	$0.09	3.5%
Valencias	$2.84	$2.72	$0.12	4.4%	$2.84	$2.72	$0.12	4.4%
Price per Box:
Fresh Fruit	$17.42	$15.30	$2.12	13.9%	$15.53	$17.95	$(2.42)	(13.5)%
Operating Expenses:
Cost of Sales	$19,696	$29,906	$(10,210)	(34.1)%	$31,941	$38,536	$(6,595)	(17.1)%
Fresh Fruit Packaging	—	(40)	40	NM	—	1,142	(1,142)	NM
Harvesting and Hauling	5,711	9,754	(4,043)	(41.4)%	9,208	13,501	(4,293)	(31.8)%
Purchase and Resale of Fruit	328	862	(534)	(61.9)%	369	959	(590)	(61.5)%
Other	375	441	(66)	(15.0)%	887	870	17	2.0%
Total	$26,110	$40,923	$(14,813)	(36.2)%	$42,405	$55,008	$(12,603)	(22.9)%
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

The decrease in revenues for the three months ended March 31, 2018 was primarily due the timing of when the Early and Mid-Season fruit was harvested, and the impact of Hurricane Irma. As a result of Hurricane Irma, the Company both commenced and completed the harvesting of its Early and Mid-Season fruit earlier than in the previous year. The harvesting of the Early and Mid-Season fruit commenced in late October, as compared to the harvesting commencing in mid to late November in the previous harvest season and was completed in late January, as compared to harvesting being completed in late February in the previous year. Accordingly, the Company harvested a smaller number of boxes in the three month period ended March 31, 2018 as compared to the same period in 2017. In addition to the timing, due to the fruit drop caused by Hurricane Irma, the Company harvested less boxes overall for the Early & Mid-Season fruit and saw a decrease in pound solids per box. For the three months ended March 31, 2018, the Company had pound solids of 5.23 as compared to pound solids of 5.72 for the same period in the prior year. In addition, fewer boxes of fresh fruit were sold for the three month period ended March 31, 2018.

Offsetting the decrease for the three month period ended March 31, 2018 was an increase in the revenue generated from the Valencia fruit. Similarly to the Early and Mid-Season fruit, the harvesting of the Company’s Valencia fruit commenced earlier than in the previous year. The harvesting of the Valencia fruit commenced in late January, as compared to the harvesting commencing in late February in the previous harvest season. Accordingly, the Company has harvested a greater number of boxes in the three month period ended March 31, 2018 as compared to the same period in 2017, and the price per pound solid has increased.

The decrease in revenue for the six month period ended March 31, 2018 is directly related to the impact of Hurricane Irma. With respect to the Early and Mid-Season fruit, the Company harvested approximately 44% less boxes then in the previous year. The Company also experienced a decline in pound solids per box. For the six months ended March 31, 2018, the Company had pound solids of 5.08, as compared to pound solids of 5.58 for the same period in the prior year. In addition, fewer boxes of fresh fruit were sold for the six month period ended March 31, 2018.

Offsetting the decrease for the six month period ended March 31, 2018 was an increase in the revenue generated from the Valencia fruit. Consistent with the offsetting of the decrease for the three month period ended March 31, 2018, the harvesting of the Company’s Valencia fruit commenced earlier than in the previous year. The Company will complete the harvesting of its Valencia fruit earlier in the current fiscal year as compared to the prior year and anticipates an overall decrease in the number of boxes harvested and revenues generated from Valencia fruit for the 2018 harvest, as compared to the prior year.

The USDA, in its April 11, 2018 Citrus Crop Forecast for the 2017-18 harvest season, indicated that the Florida orange crop will decrease approximately 34.5% from approximately 68,700,000 boxes for the 2016-17 crop year to approximately 45,000,000 boxes for the 2017-18 crop year. The significant decline is primarily the result of Hurricane Irma and the related fruit loss as well as the continuing effects of citrus greening.

Alico originally estimated its 2018 processed boxes will decrease by approximately 40-45% compared to processed boxes for fiscal year 2017, on a per acre basis. Based on the harvesting of fruit through the second quarter of fiscal 2018, the Company estimate of reduced production for fiscal year 2018 remains unchanged.

The decrease in cost of sales for the three and six months ended March 31, 2018 is primarily related to the Company harvesting less fruit, compared to the same periods ended March 31, 2017, and the Company having less inventory costs accumulated to expense throughout fiscal 2018 as a result of the inventory casualty loss adjustment of approximately $14,000,000 recorded in the quarter ended September 30, 2017 due to the impact of Hurricane Irma.

Alico 2.0 explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency. Under this program, the Company expects to reduce total expenses per acre from $3,314/acre in fiscal 2016 to $2,164/acre when Alico 2.0 is fully implemented over the next two years. Overall, the program should reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. This efficiency will be achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. The Company will also deploy a more efficient labor model that is consistent and uniform for field staffing and grove operating programs, and aligns with the geographical footprint of the citrus groves. However, there can be no assurance that the anticipated cost savings will be realized under Alico 2.0.

Conservation and Environmental Resources

The table below presents key operating measures for the three and six months ended March 31, 2018 and 2017:

(in thousands, except per pound data)
	Three Months Ended March 31,				Six Months Ended March 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
Revenue From:
Sale of Calves	$—	$—	$—	NM	$57	$20	$37	NM
Sale of Culls	—	24	(24)	NM	—	24	(24)	NM
Land Leasing	465	225	240	106.7%	712	455	257	56.5%
Other	28	88	(60)	(68.2)%	87	139	(52)	(37.4)%
Total	$493	$337	$156	46.3%	$856	$638	$218	34.2%
Pounds Sold:
Calves	—	—	—	NM	49	16	33	NM
Culls	—	45	(45)	NM	—	45	(45)	NM
Price Per Pound:
Calves	$—	$—	$—	NM	$1.17	$1.25	$(0.08)	(6.4)%
Culls	$—	$0.53	$(0.53)	NM	$—	$0.53	$(0.53)	NM
Operating Expenses:
Cost of Calves Sold	$946	$—	$946	NM	$1,015	$24	$991	NM
Cost of Culls Sold	—	29	(29)	NM	—	29	(29)	NM
Land Leasing Expenses	275	57	218	NM	408	89	319	NM
Water Conservation	372	675	(303)	(44.9)%	767	1,133	(366)	(32.3)%
Total	$1,593	$761	$832	109.3%	$2,190	$1,275	$915	71.8%
NM - Not Meaningful

Ranch

During the three months ended March 31, 2018, the Company sold its breeding herd and leased the ranch to a third party operator. The Company continues to own the property and conduct its long term water dispersement and wildlife management programs. As a result of this leasing agreement, the Company recorded an increase in land leasing revenue as compared to the same period in the prior year.

The increase in revenues from the sale of calves for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, is primarily due to an increase in the number of calves sold, partially offset by a decrease in price per pound sold. The increase in land leasing revenue is related to the leasing agreement, which the Company entered into as part of the sale of its breeding herd.

The cost of calves sold, which represented the cost of maintaining the calves for the preceding year, was fully expensed upon the sale of the breeding herd in January 2018.

Conservation

In December 2012, the South Florida Water Management District ("SFWMD" or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2017/2018 fiscal year was approved and included funding for the Program. Operating expenses were approximately $372,000 and $644,000 for the three months ended March 31, 2018 and 2017, respectively, and approximately $767,000 and $1,102,000 for the six months ended March 31, 2018 and 2017, respectively.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 totaled approximately $3,073,000, compared to approximately $3,399,000 for the three months ended March 31, 2017. The decrease was primarily the result of separation and consulting fees of approximately $340,000 and recruitment fees for executive and other personnel of approximately $100,000 being incurred during the three month period ended March 31, 2017, which were not incurred in the same period in fiscal 2018. Additionally, greater payroll and associated costs of approximately $85,000 were incurred for the three months ended March 31, 2017, as compared to the same period ended March 31, 2018. These decreases were partially offset by an accrual for paid time off of $120,000, which was not recorded in the same period for fiscal 2017, and increased professional fees of approximately $65,000, as compared to the same period in fiscal 2017.

General and administrative expenses for the six months ended March 31, 2018 totaled approximately $6,959,000, compared to approximately $7,187,000 for the six months ended March 31, 2017. The decrease was primarily due to one-time consulting fees incurred in the six month period ended March 2017 of approximately $900,000 which was not incurred for the same period in fiscal 2018. This decrease was partially offset by a separation agreement expense of approximately $200,000, and an accrual for paid time off of $240,000, which were not recorded in the same period in fiscal 2017. Additionally, the Company incurred increased rent expense of approximately $150,000, and professional fees of approximately $110,000, for the six months ended March 31, 2018, as compared to the same period ended March 31, 2017.

Other (Expense) Income, net

Other expense, net for the three months ended March 31, 2018 and 2017 was approximately $2,140,000 and approximately $912,000, respectively. The increase is primarily due to the Company recording a smaller gain on sale of real estate, property and equipment. For the three months ended March 31, 2018 and 2017, the Company recorded a gain on sale of real estate, property and equipment of approximately $99,000 and $1,396,000, respectively. The gain on sale of real estate, property and equipment for the three months ended March 31, 2017 relates to the sale of 49 acres of land and facilities in Hendry County, Florida, which resulted in a gain of approximately $1,400,000.

Other expense, net for the six months ended March 31, 2018 and 2017 was approximately $2,515,000 and approximately $2,893,000, respectively. The decrease is primarily due to the Company incurring approximately $200,000 of less interest expense due to the continued paydown of its long-term debt, as well as a prepayment made on a loan of approximately $4,450,000 with the proceeds from the asset sales.

Income Taxes

The provision for income tax was approximately $8,150,000 and $4,321,000 for the three months ended March 31, 2018 and 2017, and a tax benefit of approximately $4,267,000 and a tax provision of approximately $3,048,000 for the six months ended March 31, 2018 and 2017, respectively. The tax benefit for the six months ended March 31, 2018 primarily resulted from approximately $10,100,000 in non-cash tax benefit recorded to remeasure the Company's net deferred tax liabilities to the 21% corporate tax rate that was enacted December 22, 2017. During the three month and six month periods ended March 31, 2018, the Company recorded a valuation allowance on its capital loss carryforward of approximately $6,000,000, resulting in an additional income tax expense.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of its annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Due to Hurricane Irma, in the first quarter of fiscal 2018 Alico produced a greater percentage of boxes harvested, as compared to the estimated totals for the full harvest season, then in past years. As a result, the working capital requirements may vary from the typical trends it has historically experienced in the current year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2018	2017	Change
Cash and cash equivalents	$12,022	$3,395	$8,627
Total current assets	$58,540	$66,489	$(7,949)
Total current liabilities	$15,103	$15,983	$(880)
Working capital	$43,437	$50,506	$(7,069)
Total assets	$409,942	$419,182	$(9,240)
Principal amount of term loans and lines of credit	$179,761	$186,476	$(6,715)
Current ratio	3.88 to 1	4.16 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, assets sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $59,700,000 is available for general use as of March 31, 2018, and a $25,000,000 revolving line of credit, all of which is available for general use as of March 31, 2018 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.

The level of debt could have important consequences on Alico's business, including, but not limited to, increasing its vulnerability to general adverse economic and industry conditions, limiting the availability of cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements, and limiting flexibility in planning for, or reacting to, changes in its business and industry.
Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the six months ended March 31, 2018 and 2017:

(in thousands)	Six Months Ended March 31,
	2018	2017	Change
Net income	$3,208	$4,141	$(933)
Deferred gain on sale of sugarcane land	(282)	(265)	(17)
Depreciation, depletion and amortization	6,922	7,796	(874)
Deferred income tax provision (benefit)	(4,306)	3,048	(7,354)
Gain on sale of real estate, property and equipment	(1,835)	(1,619)	(216)
Non-cash interest expense on deferred gain on sugarcane land	688	707	(19)
Stock-based compensation expense	856	835	21
Other	(300)	153	(453)
Change in working capital	(5,202)	(17,545)	12,343
Net cash used in operating activities	$(251)	$(2,749)	$2,498

The decrease in net cash used in operating activities for the six months ended March 31, 2018, as compared to the same period in 2017, was due to a smaller change in working capital as compared to the previous year. This is primarily the result of the Company having a smaller increase in accounts receivable due to lower revenues earned, and a decrease in inventory levels as a result of this year’s crop being harvested earlier than in the previous year, whereby a greater amount of the inventory accumulated was expensed. This decrease was partially off-set by a non-cash net decrease in deferred tax liabilities, primarily as a result of new tax legislation, which went into law on December 22, 2017, partially offset by a deferred tax expense valuation allowance.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the six months ended March 31, 2018 and 2017:

(in thousands)	Six Months Ended March 31,
	2018	2017	Change
Capital expenditures:
Citrus tree development	$(6,357)	$(2,174)	$(4,183)
Breeding herd purchases	(317)	(91)	(226)
Equipment and other	(764)	(2,775)	2,011
Total	(7,438)	(5,040)	(2,398)

Proceeds from sale of property and equipment	24,612	2,651	21,961
Notes receivable	(379)	—	(379)
Other	—	156	(156)
Net cash provided by (used in) investing activities	$16,795	$(2,233)	$19,028

The increase in net cash provided by (used in) investing activities for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, was primarily due to proceeds received from the sale of certain assets made during the first six months ended March 31, 2018. This increase was partially offset by greater capital expenditures in the six months ended March 31, 2018, as compared to the same period in the prior year, as a result of the Company’s decision to plant more trees.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the six months ended March 31, 2018 and 2017:

(in thousands)	Six Months Ended March 31,
	2018	2017	Change
Repayments on revolving lines of credit	$(21,424)	$(47,082)	$25,658
Borrowings on revolving lines of credit	21,424	53,499	(32,075)
Principal payments on term loans	(6,715)	(5,381)	(1,334)
Treasury stock purchases	(206)	(641)	435
Dividends paid	(988)	(997)	9
Capital lease obligation payments	(8)	—	(8)
Net cash used in financing activities	$(7,917)	$(602)	$(7,315)

The increase in net cash used in financing activities for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, was primarily due to decreased borrowings on the revolving line of credit, which was partially offset by less payments being made on the revolving lines of credit.

Alico had no amounts outstanding on its revolving lines of credit as of March 31, 2018.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2018, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.
As a result of Hurricane Irma, the Company experienced fruit loss during September 2017. As discussed in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company anticipates revenue and cash flow will be negatively impacted. The Company originally estimated a 40-45% reduction in production as compared to the prior season completed June 2017. Based on the harvesting of fruit through the second quarter of fiscal 2018, the Company still estimates production will be reduced by 40-45%.
Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2018, the Company had approximately $3,461,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the second fiscal quarter ended March 31, 2018 there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. The stock repurchases made under this repurchase were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

For the three and six months ended March 31, 2018, the Company purchased 7,525 shares at a cost of $205,639 under the 2017 Authorization, and has $3,730,544 available to repurchase the Company’s common stock in accordance with the 2017 Authorization.

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

ALICO, INC. (Registrant)

May 7, 2018	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer

May 7, 2018	By:	/s/ John E. Kiernan
John E. Kiernan
Executive Vice President and Chief Financial Officer