Form 10-Q
period 2018-06-30
ALICO INC
filed 2018-08-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 8,199,957 shares of common stock outstanding at August 3, 2018.

ALICO, INC.
FORM 10-Q
For the three and nine months ended June 30, 2018 and 2017

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,553	$3,395
Accounts receivable, net	8,796	4,286
Inventories	29,726	36,204
Assets held for sale	10,295	20,983
Prepaid expenses and other current assets	2,558	1,621
Total current assets	77,928	66,489

Property and equipment, net	337,235	349,337
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	198	262
Other non-current assets	1,009	848
Total assets	$418,616	$419,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,061	$3,192
Accrued liabilities	6,348	6,781
Long-term debt, current portion	5,250	4,550
Other current liabilities	856	1,460
Total current liabilities	15,515	15,983

Long-term debt:
Principal amount, net of current portion	171,805	181,926
Less: deferred financing costs, net	(1,613)	(1,767)
Long-term debt less current portion and deferred financing costs, net	170,192	180,159
Deferred income tax liabilities	27,757	27,108
Deferred gain on sale	24,788	26,440
Deferred retirement obligations	4,053	4,123
Total liabilities	242,305	253,813
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,192,398 and 8,238,830 shares outstanding at June 30, 2018 and September 30, 2017, respectively	8,416	8,416
Additional paid in capital	19,168	18,694
Treasury stock, at cost, 223,747 and 177,315 shares held at June 30, 2018 and September 30, 2017, respectively	(7,854)	(6,502)
Retained earnings	150,885	140,033
Total Alico stockholders' equity	170,615	160,641
Noncontrolling interest	5,696	4,728
Total stockholders' equity	176,311	165,369
Total liabilities and stockholders' equity	$418,616	$419,182
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Alico Citrus	$25,711	$49,993	$77,499	$122,537
Conservation and Environmental Resources	544	1,151	1,400	1,789
Other Operations	262	374	751	837
Total operating revenues	26,517	51,518	79,650	125,163
Operating expenses:
Alico Citrus	13,697	35,059	56,102	90,067
Conservation and Environmental Resources	864	1,451	3,054	2,726
Other Operations	42	—	165	93
Total operating expenses	14,603	36,510	59,321	92,886
Gross profit	11,914	15,008	20,329	32,277
General and administrative expenses	2,955	3,709	9,914	10,896
Income from operations	8,959	11,299	10,415	21,381
Other (expense) income:
Interest expense	(2,188)	(2,223)	(6,682)	(6,924)
Gain on sale of real estate, property and equipment and assets held for sale	7,248	157	9,083	1,989
Other income (expense), net	14	(96)	158	(120)
Total other (expense) income, net	5,074	(2,162)	2,559	(5,055)
Income before income taxes	14,033	9,137	12,974	16,326
Provision for income taxes	4,941	3,665	674	6,713
Net income	9,092	5,472	12,300	9,613
Net income (loss) attributable to noncontrolling interests	8	7	32	(36)
Net income attributable to Alico, Inc. common stockholders	$9,100	$5,479	$12,332	$9,577
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$1.11	$0.66	$1.50	$1.15
Diluted	$1.09	$0.66	$1.48	$1.15
Weighted-average number of common shares outstanding:
Basic	8,228	8,293	8,243	8,315
Diluted	8,324	8,364	8,314	8,340

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine Months Ended June 30,
	2018	2017
Net cash provided by operating activities:
Net income	$12,300	$9,613
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred gain on sale of sugarcane land	(767)	(422)
Depreciation, depletion and amortization	10,327	11,529
Deferred income tax provision	649	4,437
Gain on sale of real estate, property and equipment and assets held for sale	(8,315)	(1,338)
Impairment of long-lived assets	1,855	—
Non-cash interest expense on deferred gain on sugarcane land	1,021	1,060
Stock-based compensation expense	1,337	1,230
Other	(285)	145
Changes in operating assets and liabilities:
Accounts receivable	(4,510)	(7,104)
Inventories	6,478	17,350
Prepaid expenses and other assets	(892)	(621)
Accounts payable and accrued expenses	(594)	(6,826)
Income tax payable	—	1,539
Other liabilities	(2,485)	(1,692)
Net cash provided by operating activities	16,119	28,900

Cash flows from investing activities:
Purchases of property and equipment	(12,129)	(11,450)
Net proceeds from sale of property and equipment and assets held for sale	31,671	3,016
Notes receivable	(379)	—
Other	—	155
Net cash provided by (used in) investing activities	19,163	(8,279)

Cash flows from financing activities:
Repayments on revolving lines of credit	(21,424)	(70,770)
Borrowings on revolving lines of credit	21,424	65,770
Principal payments on term loans	(9,421)	(8,061)
Treasury stock purchases	(2,215)	(2,174)
Dividends paid	(1,480)	(1,496)
Capital contribution received from noncontrolling interest	1,000	—
Capital lease obligation payments	(8)	(571)
Net cash used in financing activities	(12,124)	(17,302)

Net increase in cash and cash equivalents	23,158	3,319
Cash and cash equivalents at beginning of the period	3,395	6,625

Cash and cash equivalents at end of the period	$26,553	$9,944

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 117,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Alico Citrus (formerly Orange Co.) and Conservation and Environmental Resources. Financial results are presented based upon its three business segments (Alico Citrus, Conservation and Environmental Resources and Other Operations).

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

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $15,000 for each of the three months ended June 30, 2018 and 2017, respectively, and a net loss of approximately $65,000 and net income of approximately $73,000 for the nine months ended June 30, 2018 and 2017, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. The FASB also recently issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," and 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," that clarify or amend the original Topic 606. ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company has reviewed ASU 2014-09 and does not expect this new guidance to have a material impact on its consolidated financial statements.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Due to Hurricane Irma, in the three months ended June 30, 2018, Alico produced a smaller percentage of boxes harvested, as compared to the estimated totals for the full harvest season, than in past years. As a result, the working capital requirements varied from the typical trends historically experienced in the current year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Note 2. Inventories

Inventories consist of the following at June 30, 2018 and September 30, 2017:

(in thousands)	June 30,	September 30,
	2018	2017
Unharvested fruit crop on the trees	$27,724	$32,145
Beef cattle	—	1,954
Other	2,002	2,105
Total inventories	$29,726	$36,204
The Company records its inventory at the lower of cost or net realizable value. For the three and nine months ended June 30, 2018 the Company recorded a net realizable adjustment on inventories of approximately $110,000. For the three and nine months ended June 30, 2017, the Company did not record any adjustments to reduce inventory to net realizable value.

On January 25, 2018, the Company sold its breeding herd to a third party and as a result the value of the Beef Cattle inventory was expensed.

In September 2017, the State of Florida's citrus business, including the Company's unharvested citrus crop, was significantly impacted by Hurricane Irma. For the year ended September 30, 2017, the Company recorded a casualty loss on its inventory. In calculating this casualty loss, the Company made certain estimates. As of June 30, 2018, there were no revisions to these estimates which required any further inventory losses to be recorded.

In the three and nine months ended June 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $460,000 for property and casualty damage claims and approximately $3,725,000 for crop claims. Subsequent to June 30, 2018, the Company has received approximately $5,192,000 in additional insurance proceeds relating to crop claims, which have been recorded in operating expenses. The Company has additional property and casualty and crop insurance claims outstanding and is awaiting determination of additional proceeds to be received.

In addition to the commercial insurance claims which have been submitted, the Company may be eligible for Irma federal relief programs distributed by the Farm Service Agency under the 2017 Wildfires and Hurricane Indemnity Program (2017 WHIP) as well as block grants that will be administered through the State of Florida.  The specifics of these programs are still being finalized, and at this time, the Company cannot determine the amount of federal relief funds, if any, which will be received or when these funds will be disbursed.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of June 30, 2018 and September 30, 2017:

(in thousands)	Carrying Value
	June 30,	September 30,
	2018	2017
Office Building	$—	$3,214
Nursery - Gainesville	—	6,500
Chancey Bay (Citrus Grove)	—	4,179
Gal Hog	—	70
Breeding Herd	—	5,858
Trailers	637	1,162
Island Pond (Citrus Grove)	5,878	—
Rawle (Citrus Grove)	3,680	—
Parcels on East Ranch	100	—
Total Assets Held For Sale	$10,295	$20,983

On May 2, 2018, the Company sold its Gal Hog property for approximately $7,300,000 and recognized a gain of approximately $6,709,000.

On March 30, 2018, the Company sold property located on its Winter Haven location for approximately $225,000 and recognized a loss of approximately $50,000. This asset was classified as an asset held for sale during the first quarter of fiscal 2018.

On February 12, 2018, the Company sold its property at Chancey Bay for approximately $4,200,000 and realized a loss of approximately $51,000. As part of the transaction, the Company agreed to pay the purchaser rent of $200,000 in exchange for Alico retaining the rights of harvesting and selling of the fruit in the 2017/2018 harvest season.

On February 9, 2018, the Company sold its nursery located in Gainesville for approximately $6,500,000 and realized a gain of approximately $111,000.

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

On October 30, 2017, the Company sold its corporate office building in Fort Myers, Florida for $5,300,000 and realized a gain of approximately $1,751,000. The sales agreement provides that the Company lease back a portion of the office space for five years.

The Company recorded an impairment loss in operating expenses of approximately $4,131,000 during fiscal year 2017 on these assets classified as assets held for sale at September 30, 2017.

The Company has used a portion of the proceeds to pay down debt (see Note 5. "Long-Term Debt and Lines of Credit") and repurchase common shares in the open market, and plans to use the remaining cash proceeds from the sale of these assets towards future working capital requirements and other corporate purposes.

In June 2018, the Company's Board of Directors approved listing its Island Pond and Rawle properties, as well as property located on the East Ranch, for sale. As a result, the Company reclassified the net book value of the properties of approximately $9,660,000 to assets held for sale as of June 30, 2018. The estimated fair value of the Island Pond property was less than the net book value, and, as such, the Company recorded an impairment in operating expenses of approximately $1,855,000 as a result of the reclassification. The estimated fair value of the Island Pond property exceeded the net book value, and no impairment was recognized as a result of the reclassification.

On June 29, 2018, the Company executed a contract to sell 1,294 acres for a parcel of property located at the East Ranch for approximately $3,200,000.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2018 and September 30, 2017:

(in thousands)	June 30,	September 30,
	2018	2017
Citrus trees	$258,924	$258,949
Equipment and other facilities	52,491	54,592
Buildings and improvements	8,040	8,835
Total depreciable properties	319,455	322,376
Less: accumulated depreciation and depletion	(87,670)	(82,443)
Net depreciable properties	231,785	239,933
Land and land improvements	105,450	109,404
Net property and equipment	$337,235	$349,337

On March 15, 2018, the Company sold certain parcels comprised of citrus trees and land located on its Ranch One grove for approximately $586,000 and recognized a loss of approximately $87,000. As part of the transaction, the revenues generated from these parcels during the 2017/2018 harvest season were allocated to the purchaser.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$97,500	$865	$99,062	$954
Met Variable-Rate Term Loans	47,438	398	49,594	439
Met Citree Term Loan	4,950	45	5,000	49
Pru Loans A & B	17,707	245	23,030	258
Pru Loan E	4,730	19	4,895	25
Pru Loan F	4,730	41	4,895	42
	177,055	1,613	186,476	1,767
Less current portion	5,250	—	4,550	—
Long-term debt	$171,805	$1,613	$181,926	$1,767

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$71	$—	$109
WCLC	—	127	—	153
Lines of Credit	$—	$198	$—	$262

Future maturities of long-term debt and lines of credit as of June 30, 2018 are as follows:

(in thousands)

Due within one year	$5,250
Due between one and two years	10,950
Due between two and three years	10,975
Due between three and four years	14,825
Due between four and five years	10,755
Due beyond five years	124,300

Total future maturities	$177,055

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$2,188	$2,223	$6,682	$6,924
Interest capitalized	166	74	447	201
Total	$2,354	$2,297	$7,129	$7,125
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
The interest rates on the Met Variable-Rate Term Loans were 4.01% per annum and 2.96% per annum as of June 30, 2018 and September 30, 2017, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal 2018, the Company elected not to make its principal payment and utilized its prepayment to satisfy its principal payment requirements for such quarters. At June 30, 2018, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 150 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 4.01% and 2.96% per annum as of June 30, 2018 and September 30, 2017, respectively. Availability under the RLOC was $25,000,000 as of June 30, 2018.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.73% per annum and 2.99% per annum as of June 30, 2018 and September 30, 2017, respectively. The WCLC agreement was amended on September 30, 2017, and the primary terms of the amendment were an extension of the maturity to November 1, 2019. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $59,700,000 as of June 30, 2018 and September 30, 2017, respectively.
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

The outstanding balance on the WCLC was $0 at June 30, 2018. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2018, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ended September 30, 2017, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. During the three months ended June 30, 2018, the Company entered into a Consent and Waiver amendment to the WCLC Agreement to increase the amount of permitted sales allowed and to allow for a sales leaseback transaction. As of June 30, 2018, the Company was in compliance with all of the financial covenants.
The credit facilities also include a Met Life term loan collateralized by real estate owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. An initial advance of $500,000 was made at closing on March 4, 2014. The loan agreement was amended to provide for an interim advance of $2,000,000 on September 17, 2015, and the interest rate was adjusted to 5.30% per annum at the time of the interim advance. The final $2,500,000 advance was funded on April 27, 2016 and the interest rate was adjusted to 5.28%. Principal payments on this term loan commenced February 1, 2018 and are payable quarterly thereafter. The loan matures in February 2029.

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. In addition, the Company made prepayments of approximately $4,453,000 in the second fiscal quarter of 2018 with the sale of certain properties which were collateralized under these loans. The Company may prepay up to $5,000,000 of principal without penalty. As such, the Company exceeded the allowed $5,000,000 prepayment by approximately $203,000 and was required to make a premium payment of approximately $22,000. The loans are collateralized by real estate in Collier, Hardee, Highlands, Martin, Osceola and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033.

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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1.00 to 1:00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2018, the most recent measurement date.

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

Note 6. Accrued Liabilities
Accrued Liabilities consist of the following at June 30, 2018 and September 30, 2017:

(in thousands)	June 30,	September 30,
	2018	2017

Ad valorem taxes	$1,482	$2,648
Accrued interest	1,185	1,165
Accrued employee wages and benefits	2,197	1,320
Accrued dividends	491	494
Current portion of deferred retirement obligations	345	315
Accrued insurance	92	166
Other accrued liabilities	556	673
Total accrued liabilities	$6,348	$6,781

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

Additionally, the Act requires a one-time remeasurement of certain tax related assets and liabilities.  During the first quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the year ended September 30, 2018. The amounts recorded in the nine months ended June 30, 2018 for the remeasurement of deferred taxes principally relate to the reduction in the U.S. corporate income tax rate. During the second and third quarter ended June 30, 2018, the Company made certain updates to the estimates used during the first quarter, which resulted in a change to the remeasurement. For the nine months ended June 30, 2018, the Company has recorded a tax benefit of approximately $10,000,000 to account for these deferred tax impacts.

As of June 30, 2018, the Company has a capital loss carryforward of approximately $24,600,000, which will expire on September 30, 2018. Management believes that it is more likely than not that the full benefit of this deferred tax asset will not be realized. In recognition of this risk, the Company has provided for a valuation allowance for the nine months ended June 30, 2018 of approximately $6,100,000 on the deferred tax asset.

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

For the three and nine months ended June 30, 2018 and 2017, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net income attributable to Alico, Inc. common stockholders	$9,100	$5,479	$12,332	$9,577

Weighted average number of common shares outstanding - basic	8,228	8,293	8,243	8,315
Dilutive effect of equity-based awards	96	71	71	25
Weighted average number of common shares outstanding - diluted	8,324	8,364	8,314	8,340

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$1.11	$0.66	$1.50	$1.15
Diluted	$1.09	$0.66	$1.48	$1.15

The computation of diluted earnings per common share for the three and nine months ended June 30, 2018 and 2017 includes the impact of certain equity awards because they are dilutive. Such awards are comprised of 750,000 stock options granted to Executive Officers (see Note 12. "Related Party Transactions") during the three months ended December 31, 2016.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Alico Citrus	$25,711	$49,993	$77,499	$122,537
Conservation and Environmental Resources	544	1,151	1,400	1,789
Other Operations	262	374	751	837
Total revenues	26,517	51,518	79,650	125,163

Operating expenses:
Alico Citrus	13,697	35,059	56,102	90,067
Conservation and Environmental Resources	864	1,451	3,054	2,726
Other Operations	42	—	165	93
Total operating expenses	14,603	36,510	59,321	92,886

Gross profit (loss):
Alico Citrus	12,014	14,934	21,397	32,470
Conservation and Environmental Resources	(320)	(300)	(1,654)	(937)
Other Operations	220	374	586	744
Total gross profit	$11,914	$15,008	$20,329	$32,277

Depreciation, depletion and amortization:
Alico Citrus	$3,342	$3,508	$10,106	$10,529
Conservation and Environmental Resources	29	150	119	469
Other Operations	15	3	42	66
Other Depreciation, Depletion and Amortization	19	72	60	465
Total depreciation, depletion and amortization	$3,405	$3,733	$10,327	$11,529

(in thousands)	June 30,	September 30,
	2018	2017
Assets:
Alico Citrus	$400,596	$387,972
Conservation and Environmental Resources	5,299	13,845
Other Operations	10,695	10,974
Other Corporate Assets	2,026	6,391
Total Assets	$418,616	$419,182

Note 10. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock), and (ii) the Stock Incentive Plan of 2015 (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $238,000 and $621,000 for the three and nine months ended June 30, 2018, and approximately $163,000 and $581,000 for the three and nine months ended June 30, 2017, respectively.

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

Stock compensation expense related to the Restricted Stock totaled approximately $37,000 and $100,000 for the three and nine months ended June 30, 2018, respectively, and approximately $27,000 and $238,000 for the three and nine months ended June 30, 2017, respectively. There was approximately $209,000 and $149,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2018 and September 30, 2017, respectively.

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

Stock compensation expense related to the options totaled approximately $205,000 and $616,000 for the three and nine months ended June 30, 2018, respectively, and approximately $205,000 and $411,000 for the three and nine months ended June 30, 2017, respectively. At June 30, 2018 and September 30, 2017, there was approximately $1,414,000 and $2,030,000 of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.83 years.

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

The weighted-average grant-date fair value of the Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the three and nine months ended June 30, 2018.

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

For the three and nine months ended June 30, 2018, the Company purchased 64,741 shares at a cost of $2,009,117 and 72,266 shares at a cost of $2,214,756, respectively, under the 2017 Authorization. As of June 29, 2018, the Company terminated its stock repurchase activity; however, if the Company chooses to resume repurchasing stock it has $1,721,427 available, in accordance with the 2017 Authorization.

In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). No shares were repurchased under the 2016 Authorization.

The following table illustrates the Company’s treasury stock activity for the nine months ended June 30, 2018:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2017	177,315	$6,502
Purchased	72,266	2,215
Issued to employees and directors	(25,834)	(863)

Balance as of June 30, 2018	223,747	$7,854

Capital Contribution

On April 16, 2018, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of approximately $2,041,000 as a result of Hurricane Irma reducing the amount of crop available for sale in the 2017-2018 harvest season and the Company adopting a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution was approximately $1,041,000 and was funded on April 27, 2018. The remaining portion of the Contribution of $1,000,000 was funded by the noncontrolling parties.

Note 11. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $10,300,000 at June 30, 2018 and September 30, 2017, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2018, the Company had approximately $2,678,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Note 12. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0 and $187,500 under the Consulting and Non-Competition Agreement for the three and nine months ended June 30, 2018, respectively, and expensed $187,000 and $375,000 for the three and nine months ended June 30, 2017, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.
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

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith provided consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company did not incur any expense under the Consulting and Non-Competition Agreement for the three months ended June 30, 2018 and 2017, respectively, and expensed $0 and $100,000 for the nine months ended June 30, 2018 and 2017, respectively.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company will reimburse TBCM for use of office space and various administrative and support services. The agreement has recently been renewed through December 31, 2018. The annual cost of the office and services is approximately $618,000. The Company expensed approximately $149,000 and $223,000 under the Shared Services Agreement for the three months ended June 30, 2018 and 2017, respectively, and approximately $443,000 and for both the nine months ended June 30, 2018 and 2017.

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

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization program; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; changes in dividends; and market and pricing risks due to concentrated ownership of stock. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and conservation and resources operations. The Company operates as three business segments and substantially all of its operating revenues are generated in the United States. For the three and nine months ended June 30, 2018, Alico generated operating revenues of approximately $26,517,000 and $79,650,000, respectively, income from operations of approximately $8,959,000 and $10,415,000, respectively, and net income attributable to common stockholders of approximately $9,100,000 and approximately $12,332,000, respectively. Cash provided by operating activities was approximately $16,119,000 during the nine months ended June 30, 2018.

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

The Company operates three segments related to its various land holdings, as follows:

•
Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus;

•	Conservation and Environmental Resources includes activities related to sod, native plant sales, leasing, management and/or conservation of unimproved native pasture land; and

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

See Note 1. "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this 10-Q for a detailed description of recent accounting pronouncements.

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

In accordance with Alico 2.0 the Company divested itself from several non-core and underperforming assets during the first nine months of fiscal 2018 as follows:

•	sold its Gal Hog property for approximately $7,300,000;

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

Additionally, there were other lesser-valued assets which the Company has divested itself from during the first nine months of fiscal 2018.

The Company has used a portion of the proceeds to pay down debt and to repurchase common shares in the open market and plans to use the remaining cash proceeds from the sale of these assets towards future working capital requirements and other corporate purposes.

In March 2018, the Company and Tropicana amended a citrus purchase agreement with respect to the purchase of citrus oranges. The amendment was focused on pricing calculations over the remainder of the contract, which expires in 2023.

Through August 3, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $460,000 for property and casualty damage claims and approximately $8,917,000 for crop claims, which have been recorded in operating expenses. The Company has additional property and casualty and crop insurance claims outstanding and is awaiting determination of additional proceeds to be received.

In addition to the commercial insurance claims which have been submitted, the Company may be eligible for Irma federal relief programs distributed by the Farm Service Agency under the 2017 Wildfires and Hurricane Indemnity Program (2017 WHIP) as well as block grants that will be administered through the State of Florida. The specifics of the programs are still being finalized and at this time, the Company cannot determine the amount of federal relief funds which will be received or when these funds will be disbursed.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Operating revenues:
Alico Citrus	$25,711	$49,993	$(24,282)	(48.6)%	$77,499	$122,537	$(45,038)	(36.8)%
Conservation and Environmental Resources	544	1,151	(607)	(52.7)%	1,400	1,789	(389)	(21.7)%
Other Operations	262	374	(112)	(29.9)%	751	837	(86)	(10.3)%
Total operating revenues	26,517	51,518	(25,001)	(48.5)%	79,650	125,163	(45,513)	(36.4)%

Gross profit (loss):
Alico Citrus	12,014	14,934	(2,920)	(19.6)%	21,397	32,470	(11,073)	(34.1)%
Conservation and Environmental Resources	(320)	(300)	(20)	6.7%	(1,654)	(937)	(717)	76.5%
Other Operations	220	374	(154)	(41.2)%	586	744	(158)	(21.2)%
Total gross profit	11,914	15,008	(3,094)	(20.6)%	20,329	32,277	(11,948)	(37.0)%

General and administrative expenses	2,955	3,709	(754)	(20.3)%	9,914	10,896	(982)	(9.0)%
Income from operations	8,959	11,299	(2,340)	(20.7)%	10,415	21,381	(10,966)	(51.3)%
Total other (expense) income, net	5,074	(2,162)	7,236	NM	2,559	(5,055)	7,614	NM
Income before income taxes	14,033	9,137	4,896	53.6%	12,974	16,326	(3,352)	(20.5)%
Provision for income taxes	4,941	3,665	1,276	34.8%	674	6,713	(6,039)	(90.0)%
Net income	9,092	5,472	3,620	66.2%	12,300	9,613	2,687	28.0%
Net income (loss) attributable to noncontrolling interests	8	7	1	14.3%	32	(36)	68	NM
Net income attributable to Alico, Inc. common stockholders	$9,100	$5,479	$3,621	66.1%	$12,332	$9,577	$2,755	28.8%
NM - Not Meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three and nine months ended June 30, 2018 and 2017:

(in thousands, except per pound solids per box data)

	Three Months Ended June 30,				Nine Months Ended June 30,
			Change				Change
	2018	2017	Unit	%	2018	2017	Unit	%
Operating Revenues:
Early and Mid-Season	$53	$222	$(169)	(76.1)%	$24,309	$45,917	$(21,608)	(47.1)%
Valencias	24,257	46,728	(22,471)	(48.1)%	48,855	67,045	(18,190)	(27.1)%
Fresh Fruit	540	1,356	(816)	(60.2)%	2,046	5,735	(3,689)	(64.3)%
Purchase and Resale of Fruit	310	1,004	(694)	(69.1)%	809	2,033	(1,224)	(60.2)%
Other	551	683	(132)	(19.3)%	1,480	1,807	(327)	(18.1)%
Total	$25,711	$49,993	$(24,282)	(48.6)%	$77,499	$122,537	$(45,038)	(36.8)%
Boxes Harvested:
Early and Mid-Season	—	—	—	NM	1,811	3,215	(1,404)	(43.7)%
Valencias	1,421	2,819	(1,398)	(49.6)%	2,891	4,044	(1,153)	(28.5)%
Total Processed	1,421	2,819	(1,398)	(49.6)%	4,702	7,259	(2,557)	(35.2)%
Fresh Fruit	27	84	(57)	(67.9)%	124	328	(204)	(62.2)%
Total	1,448	2,903	(1,455)	(50.1)%	4,826	7,587	(2,761)	(36.4)%
Pound Solids Produced:
Early and Mid-Season	NM	NM	NM	NM	9,194	17,950	(8,756)	(48.8)%
Valencias	8,668	17,194	(8,526)	(49.6)%	17,319	24,661	(7,342)	(29.8)%
Total	8,668	17,194	(8,526)	(49.6)%	26,513	42,611	(16,098)	(37.8)%
Pound Solids per Box:
Early and Mid-Season	NM	NM	NM	NM	5.07	5.58	(0.51)	(9.1)%
Valencias	6.10	6.10	—	—%	5.99	6.10	(0.11)	(1.8)%
Price per Pound Solids:
Early and Mid-Season	NM	NM	NM	NM	$2.64	$2.56	$0.08	3.1%
Valencias	$2.80	$2.72	$0.08	2.9%	$2.82	$2.72	$0.10	3.7%
Price per Box:
Fresh Fruit	$19.85	$16.14	$3.71	23.0%	$16.47	$17.48	$(1.01)	(5.8)%
Operating Expenses:
Cost of Sales	$13,882	$24,158	$(10,276)	(42.5)%	$45,823	$62,694	$(16,871)	(26.9)%
Fresh Fruit Packaging	—	—	—	NM	—	1,142	(1,142)	(100.0)%
Harvesting and Hauling	3,725	7,909	(4,184)	(52.9)%	12,933	21,410	(8,477)	(39.6)%
Purchase and Resale of Fruit	193	905	(712)	(78.7)%	562	1,864	(1,302)	(69.8)%
Other	(4,103)	2,087	(6,190)	NM	(3,216)	2,957	(6,173)	NM
Total	$13,697	$35,059	$(21,362)	(60.9)%	$56,102	$90,067	$(33,965)	(37.7)%
NM - Not Meaningful

Alico primarily sells its Early and Mid-Season and Valencia oranges to processors, who convert the majority of the citrus crop into orange juice. The processors generally buy citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh fruit is generally sold to packing houses, which purchase citrus on a per box basis. Purchase and resale of fruit relates to the buying of fruit from third parties, and generally reselling this fruit to processors. These revenues and costs vary based on the number of boxes bought and sold. Other revenues consist of third-party grove caretaking, contracting for harvesting and hauling of citrus.

The Company's operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining Alico's citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced.

Other expenses include the period costs of third-party grove caretaking and the contracting for harvesting and hauling activities, and insurance proceeds received relating to Hurricane Irma.

The decrease in revenues for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, was primarily due to the impact of Hurricane Irma. The Company experienced a greater amount of fruit drop from the impact of Hurricane Irma and consequently harvested a smaller number of boxes in fiscal 2018, as compared to the same period in fiscal 2017. The Company also saw an overall decrease in pound solids per box which was 5.64 as compared to 5.87 for the nine months ended June 30, 2017. The Company did experience a smaller fruit drop with respect to its Valencia fruit which is harvested later in the year as compared to the Early and Mid-Season variety and as such realized a smaller reduction in boxes produced. In addition, the decrease in revenue to a smaller extent was due to fewer boxes of fresh fruit being sold for the nine month period ended June 30, 2018.

The decrease in revenues for the three months ended June 30, 2018 was primarily due the timing of when the Valencia fruit was harvested and the impact of Hurricane Irma. As a result of Hurricane Irma, the Company commenced and completed harvesting its Valencia fruit earlier than in the previous year. Accordingly, the Company harvested a smaller number of boxes in the three month period ended June 30, 2018 as compared to the same period in 2017. In addition to the timing, the Company harvested less boxes overall for the Valencia fruit due to the fruit drop caused by Hurricane Irma. For the three months ended June 30, 2018, the Company had 6.10 pound solids per box, which was equivalent to the three month period ended June 30, 2017.

The USDA, in its July 12, 2018 Citrus Crop Forecast for the 2017-18 harvest season, indicated that the Florida orange crop will decrease approximately 34.5% from approximately 68,700,000 boxes for the 2016-17 crop year to approximately 45,000,000 boxes for the 2017-18 crop year. The significant decline is primarily the result of Hurricane Irma and the related fruit loss as well as the continuing effects of citrus greening.

Alico originally estimated its 2018 processed boxes would decrease by approximately 40-45% compared to processed boxes for fiscal year 2017. Based on the harvesting of fruit, which is complete for the fiscal 2018 season, the Company’s box production was down approximately 36%. The improvement is the result of the Valencia variety fruit experiencing less fruit drop then was anticipated upon making the estimate in production.

The decrease in operating expenses for the three and nine months ended June 30, 2018 is primarily related to the Company harvesting less fruit, compared to the same periods ended June 30, 2017. The Company also had less inventory costs accumulated to expense throughout fiscal 2018 as a result of the inventory casualty loss adjustment of approximately $14,000,000 recorded in the quarter ended September 30, 2017 due to the impact of Hurricane Irma.

Additionally, the decrease in operating expenses for the three and nine months ended June 30, 2018 was the receipt of insurance proceeds relating to Hurricane Irma of approximately $460,000 for property and casualty damage claims and approximately $3,725,000 for crop claims. Subsequent to June 30, 2018, the Company has received additional insurance proceeds of approximately $5,192,000 relating to crop claims. The Company has additional property and casualty and crop insurance claims outstanding and is awaiting determination of additional proceeds to be received.

Alico 2.0 explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency. As previously mentioned, under this program the Company expects to reduce total expenses per acre from $3,314/acre in fiscal 2016 to $2,164/acre when Alico 2.0 is fully implemented over the next two years. Overall, the program should reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. This efficiency is being achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. The Company will also deploy a more efficient labor model that is consistent and uniform for field staffing and grove operating programs, and aligns with the geographical footprint of the citrus groves. However, there can be no assurance that the anticipated cost savings will be realized under Alico 2.0.

Conservation and Environmental Resources

The table below presents key operating measures for the three and nine months ended June 30, 2018 and 2017:

(in thousands, except per pound data)
	Three Months Ended June 30,				Nine Months Ended June 30,
			Change				Change
	2018	2017	Unit	%	2018	2017	Unit	%
Revenue From:
Sale of Calves	$—	$381	$(381)	NM	$57	$401	$(344)	(85.8)%
Sale of Culls	—	601	(601)	NM	—	625	(625)	NM
Land Leasing	536	19	517	NM	1,248	474	774	163.3%
Other	8	150	(142)	(94.7)%	95	289	(194)	(67.1)%
Total	$544	$1,151	$(607)	(52.7)%	$1,400	$1,789	$(389)	(21.7)%
Pounds Sold:
Calves	—	225	(225)	NM	49	241	(192)	(79.7)%
Culls	—	919	(919)	NM	—	964	(964)	NM
Price Per Pound:
Calves	$—	$1.69	$(1.69)	NM	$1.17	$1.66	$(0.49)	(29.5)%
Culls	$—	$0.65	$(0.65)	NM	$—	$0.65	$(0.65)	NM
Operating Expenses:
Cost of Calves Sold	$—	$416	$(416)	NM	$1,015	$440	$575	130.7%
Cost of Culls Sold	—	543	(543)	NM	—	572	(572)	NM
Land Leasing Expenses	253	119	134	112.6%	563	208	355	170.7%
Water Conservation	496	373	123	33.0%	1,263	1,475	(212)	(14.4)%
Other	115	—	115	NM	213	31	182	NM
Total	$864	$1,451	$(587)	(40.5)%	$3,054	$2,726	$328	12.0%
NM - Not Meaningful

Ranch

During the nine month period ended June 30, 2018, the Company sold its breeding herd and leased the ranch to a third party operator. The Company continues to own the property and conduct its long term water dispersement and wildlife management programs. As a result of this leasing agreement, which generates $1,200,000 per annum, the Company recorded an increase in land leasing revenue as compared to the same period in the prior year.

The decrease in revenues from the sale of calves for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, is primarily due to the sale of the breeding herd and cattle business during 2018, a decrease in the number of calves sold and a decrease in the price per pound.

The cost of calves sold, which represented the cost of maintaining the calves for the preceding year, was expensed upon the sale of the breeding herd in January 2018.

Conservation

In December 2012, the South Florida Water Management District ("SFWMD" or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the State’s 2017/2018 fiscal year was approved and included funding for the Program. Operating expenses were approximately $496,000 and $373,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $1,263,000 and $1,475,000 for the nine months ended June 30, 2018 and 2017, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 totaled approximately $2,955,000, compared to approximately $3,709,000 for the three months ended June 30, 2017. The decrease was impacted by a decrease in payroll costs of approximately $228,000, resulting primarily from a reduction in personnel and overtime costs, as well as a reduction of professional fees of approximately $225,000, primarily driven by a reduction in legal fees. Additionally, a one-time payment made for separation and consulting fees of approximately $188,000 and recruitment fees for executive and other personnel of approximately $80,000 were incurred during the three month period ended June 30, 2017, which were not incurred in the same period in fiscal 2018.

General and administrative expenses for the nine months ended June 30, 2018 totaled approximately $9,914,000, compared to approximately $10,896,000 for the nine months ended June 30, 2017. The decrease was mainly due to higher expenses incurred during the nine months ended June 30, 2017 that included one-time consulting fees of approximately $900,000, separation fees of approximately $290,000 and recruitment fees for executive and other personnel of approximately $200,000, which were not incurred for the same period in fiscal 2018. These decreases were partially offset by an accrual for paid time off of $280,000, which was not recorded in the same period for fiscal 2017, and increased rent expense of approximately $225,000. The increase in rent expense is primarily due to the Company selling its corporate office building in Fort Myers, Florida and leasing a portion of the space back.

Other (Expense) Income, net

Other (expense) income, net, for the three months ended June 30, 2018 and 2017 were approximately $5,074,000 and approximately $(2,162,000), respectively. The increase is primarily due to the Company recording a higher gain on sale of real estate, property and equipment and assets held for sale for the three months ended June 30, 2018. For the three months ended June 30, 2018 and 2017, the Company recorded a gain on sale of real estate, property and equipment of approximately $7,248,000 and $157,000, respectively. The gain on sale of real estate, property and equipment for the three months ended June 30, 2018 primarily relates to the sale of Gal Hog that resulted in a gain of approximately $6,709,000.

Other (expense) income, net, for the nine months ended June 30, 2018 and 2017 was approximately $2,559,000 and approximately $(5,055,000), respectively. The increase is primarily due recording a higher gain on sale of real estate, property and equipment and assets held for sale. For the nine months ended June 30, 2018, the Company sold certain properties and equipment which included its corporate office building in Fort Myers, Florida and its Gal Hog property resulting in gains of approximately $1,751,000 and $6,709,000, respectively. During the nine months ended June 30, 2017, the Company sold 49 acres of land and facilities in Hendry County, Florida, which resulted in a gain of approximately $1,371,000. Additionally, the Company incurred less interest expense of approximately $240,000 due to the continued pay-down of its long-term debt, as well as a prepayment made on a loan of approximately $4,450,000 with the proceeds from the asset sales.

Income Taxes

The provision for income tax was approximately $4,941,000 and $3,665,000 for the three months ended June 30, 2018 and 2017, and a tax provision of approximately $674,000 and approximately $6,713,000 for the nine months ended June 30, 2018 and 2017, respectively. The tax provision for the nine months ended June 30, 2018 primarily resulted from the Company generating net income, which was adjusted by a $3,900,000 offset. This offset consists of approximately $10,000,000 in non-cash tax benefit resulting from the remeasurement of the Company's net deferred tax liabilities to the 21% corporate tax rate that was enacted December 22, 2017, and a valuation allowance on its capital loss carryforward of approximately $6,100,000, resulting in an additional income tax expense.

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of its annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Due to Hurricane Irma, in the third quarter of fiscal 2018 Alico produced a smaller percentage of boxes harvested, as compared to the estimated totals for the full harvest season, then in past years. As a result, the working capital requirements may vary from the typical trends it has historically experienced in the current year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2018	2017	Change
Cash and cash equivalents	$26,553	$3,395	$23,158
Total current assets	$77,928	$66,489	$11,439
Total current liabilities	$15,515	$15,983	$(468)
Working capital	$62,413	$50,506	$11,907
Total assets	$418,616	$419,182	$(566)
Principal amount of term loans and lines of credit	$177,055	$186,476	$(9,421)
Current ratio	5.02 to 1	4.16 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, assets sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $59,700,000 is available for general use as of June 30, 2018, and a $25,000,000 revolving line of credit, all of which is available for general use as of June 30, 2018 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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
Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the nine months ended June 30, 2018 and 2017:

(in thousands)	Nine Months Ended June 30,
	2018	2017	Change
Net income	$12,300	$9,613	$2,687
Deferred gain on sale of sugarcane land	(767)	(422)	(345)
Depreciation, depletion and amortization	10,327	11,529	(1,202)
Deferred income tax provision	649	4,437	(3,788)
Gain on sale of real estate, property and equipment and assets held for sale	(8,315)	(1,338)	(6,977)
Impairment of long-lived assets	1,855	—	1,855
Non-cash interest expense on deferred gain on sugarcane land	1,021	1,060	(39)
Stock-based compensation expense	1,337	1,230	107
Other	(285)	145	(430)
Change in working capital	(2,003)	2,646	(4,649)
Net cash provided by operating activities	$16,119	$28,900	$(12,781)

The decrease in net cash used in operating activities for the nine months ended June 30, 2018, as compared to the same period in 2017, was primarily due to the Company recognizing a greater gain on sale of real estate, property and equipment and assets held for sale as a result of the Company’s decision to divest itself from several non-core and underperforming assets during the first nine months of fiscal 2018. Additionally, the Company realized a decrease in working capital as compared to the previous year. This is primarily the result of the Company having a smaller increase in accounts receivable due to lower revenues earned, and a smaller decrease in inventory levels due the Company taking an impairment on its inventory levels at September 30, 2017, which directly impacted the change for the nine month period ended June 30, 2018.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters as its citrus crops are harvested.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the nine months ended June 30, 2018 and 2017:

(in thousands)	Nine Months Ended June 30,
	2018	2017	Change
Capital expenditures:
Citrus tree development	$(10,092)	$(6,789)	$(3,303)
Breeding herd purchases	(317)	(287)	(30)
Equipment and other	(1,720)	(4,374)	2,654
Total	(12,129)	(11,450)	(679)

Net proceeds from sale of property and equipment and assets held for sale	31,671	3,016	28,655
Notes receivable	(379)	—	(379)
Other	—	155	(155)
Net cash provided by (used in) investing activities	$19,163	$(8,279)	$27,442

The increase in net cash provided by (used in) investing activities for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, was primarily due to proceeds received from the sale of certain assets made during the first nine months ended June 30, 2018. This increase was partially offset by greater capital expenditures in the nine months ended June 30, 2018, as compared to the same period in the prior year, as a result of the Company’s decision to plant more trees.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the nine months ended June 30, 2018 and 2017:

(in thousands)	Nine Months Ended June 30,
	2018	2017	Change
Repayments on revolving lines of credit	$(21,424)	$(70,770)	$49,346
Borrowings on revolving lines of credit	21,424	65,770	(44,346)
Principal payments on term loans	(9,421)	(8,061)	(1,360)
Treasury stock purchases	(2,215)	(2,174)	(41)
Dividends paid	(1,480)	(1,496)	16
Capital contribution received from noncontrolling interest	1,000	—	1,000
Capital lease obligation payments	(8)	(571)	563
Net cash used in financing activities	$(12,124)	$(17,302)	$5,178

The decrease in net cash used in financing activities for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, was primarily due to decreased repayments on the revolving line of credit, which was partially offset by less borrowings being made on the revolving lines of credit. Additionally, greater principal payments were made on the term loans of approximately $4,500,000 from a portion of the proceeds from the sale of assets, which was offset by the Company electing not to make its principal payment on certain other term loans for the first and second quarter of fiscal 2018 of approximately $3,100,000 as it utilized its prepayment to satisfy its payment requirement.

Alico had no amounts outstanding on its revolving lines of credit as of June 30, 2018.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2018, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.
As a result of Hurricane Irma, the Company experienced fruit loss during September 2017. As discussed in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company anticipated revenue and cash flow will be negatively impacted. The Company originally estimated a 40-45% reduction in production as compared to the prior season completed June 2017. Based on the harvesting of fruit, which is complete for the fiscal 2018 season, the Company’s box production was down approximately 36%. The improvement is the result of the Valencia variety fruit experiencing less fruit drop then was anticipated upon making the estimate in production.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2018, the Company had approximately $2,678,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the third fiscal quarter ended June 30, 2018, there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the three and nine months ended June 30, 2018, the Company purchased 64,741 shares at a cost of $2,009,117 and 72,266 shares at a cost of $2,214,756, respectively, under the 2017 Authorization. As of June 29, 2018, the Company terminated its stock repurchase activity; however, if the Company chooses to resume repurchasing stock it has $1,721,427 available, in accordance with the 2017 Authorization.

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

3.3		Amendment to Articles of Incorporation, Dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, Dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the Commission on January 25, 2013)
10.1		Shared Services Agreement dated July 23, 2018 by and between Alico, Inc. and Trafelet Brokaw Capital Management, L.P.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

ALICO, INC. (Registrant)

August 6, 2018	By:	/s/ Remy W. Trafelet
Remy W. Trafelet
President and Chief Executive Officer

August 6, 2018	By:	/s/ John E. Kiernan
John E. Kiernan
Executive Vice President and Chief Financial Officer