Form 10-K
period 2018-09-30
ALICO INC
filed 2018-12-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
	from____________________	to______________________
Commission File Number: 0-261

Alico, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10070 Daniels Interstate Court,
Suite 100, Fort Myers, FL	33913
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 239-226-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class:	Name of each exchange on which registered:
COMMON CAPITAL STOCK, $1.00 Par value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the NASDAQ Global Market as of March 29, 2018 (the last business day of Alico’s most recently completed second fiscal quarter) was $89,596,038. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 7,454,795 shares of common stock outstanding at December 3, 2018.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2019 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.
FORM 10-K
For the fiscal year ended September 30, 2018

Cautionary Statement

This Annual Report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). They are based on management’s current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” and other words and terms of similar substance in connection with discussions of future operating or financial performance. Such forward-looking statements include, but are not limited to, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future and our expectations regarding market conditions.

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

Overview

Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. The Company owns approximately 117,000 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk) including approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves and conservation.

During the fiscal year ended September 30, 2015, the Company acquired three Florida citrus properties for total consideration of approximately $363,000,000. These acquisitions made Alico one of the largest citrus producers in the United States of America.

Alico, Inc. operates two divisions: Alico Citrus, a citrus producer, and Alico Water Resources, a leading water storage and environmental services division.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications - Alico Citrus and Alico Water Resources and Other Operations. Other Operations includes lease for grazing rights, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, farm lease revenue, the generation of revenues from sod and tree sales and rental income for office space. Alico presents its financial results and the related discussion based upon its two business segments: (i) Alico Citrus and (ii) Water Resources and Other Operations.

Recent Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program ("Program"). In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land. The environmental services project ("Water Project") encompasses a large-scale water storage/nutrient load reduction project over approximately half of the Company's 72,000-acre ranch located in southern Hendry County. The Water Project has the ability to retain 94,000-acre feet of water, making it one of the largest private storage projects proposed to date and the largest within the Caloosahatchee River watershed. The Water Project was approved by the South Florida Water Management District in late 2014, and the Company's engineering and environmental consultants immediately began working on a detailed design. As a result of the uniqueness of the project site, which consists of over 11,000 acres of wetlands and several cultural resource sites, considerable effort has been undertaken over the past 3.5 years in securing necessary regulatory approvals for the project from both the State of Florida and the federal government. In addition, the project requires close coordination with adjacent landowners, as well as the water control districts that serve those landowner/properties. On September 29, 2015, the SFWMD amended the contract to extend it for an additional year. In 2016, the Florida Department of Environmental Protection included the project in the State’s Northern Everglades Public-Private Partnership Program.

The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, the contract provides an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually through its budget process and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2018/2019 fiscal year as approved included Save Our Everglades trust/legacy Florida funding for the Program. On September 19, 2018 the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a dispersed water storage project in the Caloosahatchee Watershed, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. Construction will begin immediately upon receipt of permits. Annual fixed payments will not commence until completion of construction. The Company anticipates receiving all necessary regulatory approvals within the next four to six months. The Company has not recognized any revenue to date from the contract. Operating expenses were approximately $1,619,000, $1,794,000 and $2,322,000 for each of the three years ended September 30, 2018, 2017 and 2016, respectively.

Tender Offer

On September 5, 2018, the Board of Directors approved and Alico announced the commencement of an issuer offer (the “Tender Offer”) to purchase up to $19,999,990 in value of shares of its common stock at a purchase price of $34.00 per share. On October 3, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 5, 2018, Alico repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. Included in the 752,234 shares were 163,999 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. 734 Investors, LLC, Alico’s largest stockholder since 2013, participated in the Tender Offer and sold a small percentage of its holdings of the Company’s common stock. Members of neither the management team nor the Board of Directors sold any shares directly to the Tender Offer.

Hurricane Irma
Florida’s citrus industry was hit hard by the impacts of Hurricane Irma during the 2017-2018 season. Alico’s 2018 production was down by approximately 36% from the prior season. While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it will take at least two seasons for the groves to recover to pre-hurricane production levels. We finished with production of 4,827,000 boxes in fiscal year 2018 and anticipate an increase in production in fiscal year 2019 to 6,300,000-6,600,000 boxes and a return to pre-hurricane production levels by fiscal year 2020, which is approximately 7,900,000 boxes.
Through November 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims, which have been recorded in operating expenses. The Company has additional property and casualty claims outstanding and is awaiting determination of additional proceeds, if any, to be received. In addition to the commercial insurance claims which have been submitted, the Company may be eligible for Irma federal relief programs distributed by the Farm Service Agency under the 2017 Wildfires and Hurricane Indemnity Program (2017 WHIP) as well as block grants that will be administered through the State of Florida. The specifics of the programs are still being finalized and at this time, the Company cannot determine the amount of federal relief funds which will be received or when these funds will be disbursed.

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
Under this program, we expected to reduce citrus total expenses per acre to $2,164/acre and the cost to produce a pound solid to $1.56 when Alico 2.0 is fully implemented in 2020. These efficiencies are being achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We have also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.

In combination with these efforts, the Company is working to maintain operational efficiencies and deploy its resources to solidify the Company's position as a leader in the recovering citrus industry.

Alico 2.0 also led us to decide to divest assets that generated low rates of return and shut down parts of our operations that were not profitable. Alico Citrus has shut down its nursery in Gainesville, Florida, is in the process of selling its trailers and has either sold or is in the process of selling real estate assets that are not strategic to our business plan.
In January 2018, the Company sold its breeding herd and leased grazing rights on the Alico Ranch to a third party operator. However, the Company continues to own the property and continues to conduct its long-term water dispersement program and wildlife management programs. As part of the sales transaction, the Company expensed all inventory costs that were accumulated at the date of sale.

Alico 2.0 also included an enhanced program to plant more citrus trees. The Company planted over 400,000 trees in fiscal year 2018 to help position the Company for future production growth beyond 2020. The Company believes that its current acreage can produce 10,000,000 boxes per year on a sustained basis, even in an environment where citrus greening continues.

Termination Proceedings against Mr. Remy W. Trafelet

On November 19, 2018, Alico, with unanimous approval of the members of the Board of Directors, other than Remy W. Trafelet, notified Mr. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors, that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company's Stock Incentive Plan of 2015 (collectively, the “Compensation Documents”). As required by the Compensation Documents, the Company will schedule a special meeting of the Board of Directors at a future date, at which meeting Mr. Trafelet and his counsel (if he so elects) may meet with the Board of Directors to address this matter. The Board of Directors will make its final determination as to Mr. Trafelet’s employment following such meeting. Mr. Trafelet has been placed on paid administrative leave pending the outcome of these proceedings. On November 28, 2018, the parties in the Florida Litigation (as defined below) stipulated to an order which provides, among other things, that pending the resolution of the Delaware Litigation (as defined below), the Board of Directors shall not take any action out of the routine day-to-day operations conducted in the ordinary course of business, including removing any corporate officers or directors from positions held as of November 27, 2018. For more information, see Item 3, "Legal Proceedings."

Appointment of Interim President

In connection with the commencement of the termination proceedings against Mr. Trafelet, Benjamin D. Fishman, a current member of the Board of Directors, was appointed to serve as Interim President of the Company, effective as of November 19, 2018. Henry R. Slack, the Company's Executive Chairman, and Mr. Fishman will manage the Company during the pendency of the termination proceedings. Neither Mr. Slack nor Mr. Fishman will receive any incremental compensation for their service during this period. In connection with assuming such interim role, Mr. Fishman has stepped down from the Audit Committee of the Board of Directors, and Mr. Andrew Krusen has assumed the Chairmanship of the Audit Committee.

Operating Segments

Operating segments are defined in Financial Accounting Standards Board ("FASB") - Accounting Standards Codification ("ASC") ASC Topic 280, "Segment Reporting" as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. For the fiscal years ended September 30, 2018 and 2017 the Company’s CODM assessed performance and allocated resources based on two operating segments: (i) Alico Citrus and (ii) Water Resources and Other Operations.

Commencing in Alico's fiscal year 2018, the Company operates two business segments related to its various land holdings, as follows:

•
Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus.

•
Water Resources and Other Operations consists of activities related to water conservation, leasing of grazing rights, mining royalties and other less significant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

Prior to the sale of the breeding herd in January 2018, the Company’s business also included cattle ranching.

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

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	44,983	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	45,005

Water Resources and Other Operations
Ranch	70,322	Leasing and Conservation
Other Land	1,434	Mining lease; Office

Total	116,761

Alico Citrus

We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total approximately 45,000 gross acres or 38.5% of our land holdings.

Our citrus acreage is detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Plantable	Support & Other	Gross
DeSoto County	14,980	1,096	482	16,558	4,650	21,208
Polk County	4,576	—	—	4,576	2,229	6,805
Collier County	4,261	—	—	4,261	2,905	7,166
Hendry County	3,546	57	175	3,778	1,707	5,485
Charlotte County	1,729	—	138	1,867	676	2,543
Highlands County	1,063	—	—	1,063	161	1,224
Hardee County	403	—	—	403	171	574
Total	30,558	1,153	795	32,506	12,499	45,005

Of the approximately 45,000 gross acres of citrus land we own and manage, approximately 12,500 acres are classified as support acreage. Support acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery and utilize the trees produced in our own operations. The approximately 32,500 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were approximately 93.7%, 91.7% and 86.9% of Alico Citrus revenues for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which each contains approximately 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis, but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids)

contained in one box of citrus fruit. We produced approximately 26,513,000, 42,611,000, and 51,404,000 pound solids for each of the fiscal years ended September 30, 2018, 2017 and 2016, respectively, from boxes delivered to processing plants of approximately 4,702,000, 7,259,000 and 8,829,000, respectively. As previously indicated, the falloff is fiscal year 2018 was in large part attributable to the impact of Hurricane Irma.

The average pound solids per box was 5.64, 5.87 and 5.82 for each of the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price.

Our citrus produced for the processed citrus market in fiscal year 2018-2019 under our largest agreement will be under minimum floor price ranging from $2.05 to $2.15 per pound solid and rise price from $2.50 to $2.65 per pound solid. Under this agreement, if the market price exceeds the rise prices, then 50% of the excess will be added to the rise price. Under our next largest agreement, our citrus produced will be under a minimum floor price of $2.60 per pound solid and rise price of $3.30 per pound solid. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh citrus market constituted approximately 2.6%, 4.6% and 3.8% of our Alico Citrus revenues for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 125,000, 328,000 and 402,000 fresh fruit boxes for each of the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The majority of our citrus harvested for the fresh citrus market in fiscal year 2018-2019 is under fixed price contracts.

Revenues from our Alico Citrus operations were approximately 96.1%, 95.1% and 95.2% of our total operating revenues for each of the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Water Resources and Other Operations

We own and manage land in Collier, Glades, and Hendry Counties and engaged in cattle grazing and sales, sod and native plant sales, and still continue with land leasing for recreational and grazing purposes, conservation, and mining activities. Our Water Resources and Other Operations land holdings total approximately 72,000 gross acres, or 61.5% of our total acreage.

Our Water Resources and Other Operations acreage is detailed in the following table as of September 30, 2018:

Acreage
Hendry County	67,208
Glades County	526
Collier County	4,022
Total	71,756

In January 2018, the Company sold its breeding herd and leased grazing rights on the Alico Ranch to a third party operator. The
Company continues to own the property and conduct its long-term water dispersement program and wildlife management programs. As part of the sales transaction, the Company expensed all cattle inventory costs that were accumulated at the date of sale.

In fiscal year 2017, our cattle operation was engaged in the production of beef cattle in Hendry and Collier Counties. The breeding herd consisted of approximately 8,700 cows and bulls. We primarily sold our calves to feed yards and yearling grazing operations in the United States. We also sold cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provided ready markets for our cattle. Revenues from Water Resources and Other Operations were approximately 3.9%, 4.9% and 4.8% of total operating revenues for each of the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Our Strategy

Our core business strategy is to maximize stockholder value through continuously improving the return on our invested capital, either by holding and managing our existing land through skilled agricultural production, leasing, or other opportunistic means of monetization, disposing of under productive land or business units and acquiring new land or operations with appreciation potential.

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

Our strategy is based on best management practices of our agricultural operations and the environmental and conservation stewardship of our land and natural resources. We manage our land in a sustainable manner and evaluate the effect of changing land uses while considering new opportunities. Our commitment to environmental stewardship is fundamental to the Company’s core beliefs.

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

Harvest Fresh and Early/Mid Varieties of Oranges

Harvest Valencia Oranges

Significant Customers

Revenue from Tropicana represented approximately 87%, 86% and 32.5% of our consolidated revenue for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The revenue in fiscal year 2018 from Tropicana was generated primarily from two separate contracts. This revenue was generated from the sale of our citrus product in the processed market. No other customer provided more than 6% of our consolidated revenue in fiscal year 2018 or 2017. In the fiscal year 2016, 34.2% of the revenue was obtained through Minute Maid.

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

Employees

As of September 30, 2018, we had 233 full-time employees. Our employees work in the following divisions:

Alico Citrus	212
Water Resources and Other Operations	0
Corporate, General, Administrative and Other	21
Total employees	233

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

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Citrus groves are subject to damage from frost and freezes, and this has happened periodically in the recent past, including most recently the impact from Hurricane Irma. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Citrus greening is one of the most serious citrus plant diseases in the world. Once a tree is infected, its productivity generally decreases. While the disease poses no threat to humans or animals, it has devastated citrus crops throughout the United States and abroad. Named for its green, misshapen fruit, citrus greening disease has now killed millions of citrus plants in the southeastern United States and has spread across the entire country. Infected trees produce fruits that are green, misshapen and bitter, unsuitable for sale as fresh fruit or for juice. Infected trees can die within a few years. At the present time, there is no known cure for citrus greening once trees have become infected. Primarily, as a result of citrus greening, orange production in the State of Florida has continued to drop. According to the U.S. Department of Agriculture, Florida had its smallest orange harvest in 54 years in the 2017-2018 harvest season. The USDA's forecast of approximately 77,000,000 boxes of oranges for the 2018-2019 season is down more than 48.7% from the approximately 150,000,000 boxes during the 2004-05 season when citrus greening was discovered.

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

Our citrus operations are concentrated in central and south Florida with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. We seek to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties.

During September 2017, we experienced significant fruit loss as a result of Hurricane Irma, which negatively impacted both the Company's revenues and earnings for fiscal year 2018, and will most likely negatively impact the Company's revenues and earnings, to a lesser degree, for fiscal year 2019.

A significant portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.

Our revenues from our citrus business were approximately 96.1%, 95.1% and 95.2% of our operating revenues in fiscal years 2018, 2017 and 2016, respectively. Our citrus division is one of the largest citrus producers in the United States and because of the significance of the revenues derived from this business, we are more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall results of operations, financial condition and cash flows.

We depend on our relationship with Tropicana for a significant portion of our business. Any disruption in this relationship could harm our sales. Additionally, if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues and cash flows.

The Company's contracts with Tropicana accounted for 86.6%, 85.6% and 32.5% of the Company's revenues in fiscal years 2018, 2017 and 2016, respectively. The revenue for Tropicana is generated among several contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.

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

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. Immigration reform and enforcement is currently attracting significant attention in the current U.S. administration and U.S. Congress, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. If new immigration legislation is enacted in the U.S. and/or if enforcement actions are taken against available personnel, such legislation and/or enforcement activities may contain provisions that could significantly reduce the number and availability of workers. Termination of a significant number of personnel who are found to be unauthorized workers or the scarcity of other available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.

Our acquisition of additional agricultural assets and other businesses could pose risks.

We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. For example, in fiscal year 2015 we acquired three Florida citrus properties, including Orange-Co and Silver Nip Citrus, which resulted in our citrus division being one of the largest citrus producers in the United States. While we expect that our past and future acquisitions will successfully complement our business, we may fail to realize all of the anticipated benefits of these acquisitions, which could reduce our anticipated results. We cannot assure that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, or obtain any financing that may be needed to consummate such acquisitions or complete proposed acquisitions. Acquisitions by us could result in accounting changes, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends, debt service payments, integration issues and diversion of management’s attention, any of which could adversely affect our business, results of operations, financial condition, and cash flows. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operations, financial condition and cash flows.

Dispositions of our assets may adversely affect our future results of operations.

We also routinely evaluate the benefits of disposing of certain of our assets which could include the exit from lines of business. For example, in November of 2014 we sold significant sugarcane assets and we are no longer involved in the sugarcane business and in January of 2018 we sold our breeding herd and no longer engage in cattle operations. While such dispositions increase the amount of cash available to us, it could also result in a potential loss of significant operating revenues and income streams that we might not be able to replace, makes our business less diversified and could ultimately have a negative impact on our results of operations, financial condition and cash flows.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable and we could also be required to pay interest and penalties. As a result, we may be required to borrow funds in order to pay additional income taxes, and the payment of such taxes could cause us to have less cash available. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

We face significant competition in our agricultural operations both from domestic and foreign producers and do not have any branded products. Foreign growers generally have an equal or lower cost of production, less environmental regulation and in some instances, greater resources and market flexibility than us. Because foreign growers have greater flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations. The competition we face from foreign suppliers of orange juice is mitigated by a governmentally imposed tariff on orange imports. Accordingly, a reduction in the government’s orange juice tariff could adversely impact our results of operations.

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

We primarily utilize labor contractors to harvest and deliver our fruit to outside packing facilities. Our employees and contractors are in demand by other agribusinesses and other industries. Shortages of labor, particularly as a result of the recent low unemployment rate in the United States and in Florida in particular, could delay our harvesting or orange processing activities or could result in increases in labor costs.

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate property tax liabilities.

In the fiscal years ended September 30, 2018, 2017 and 2016 we paid approximately $3,089,000, $3,106,000 and $3,196,000, respectively, in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $104,017,000, $105,496,000 and $89,922,000 for each of the fiscal years ended September 30, 2018, 2017 and 2016 respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $537,183,000, $539,790,000 and $533,617,000, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of "Green Belt" values or average millage rates could significantly impact our results of operations, cash flows and/or financial position.

Liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances could increase our costs.

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

As a company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules promulgated by the SEC and Nasdaq, requires us to adopt corporate governance practices applicable to U.S. public companies. These laws, rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems and databases or otherwise exploit any security vulnerabilities of our systems and databases. In addition, sophisticated hardware and operating system software and applications that we develop internally or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, distribution or other critical functions.

Portions of our Information Technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to track sales and could interrupt other operational or financial processes, which in turn could adversely affect our financial results, stock price and reputation.

Risks Related to Our Indebtedness

We maintain a significant amount of indebtedness which could adversely affect our financial condition, results of operations or cash flows and may limit our operational and financing flexibility and negatively impact our business.

As of September 30, 2018 we had approximately $177,000,000 in principal amount of indebtedness outstanding under our secured credit facilities and line of credit and an additional $82,000,000 is available under our revolving lines of credit. Our loan agreements, and other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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

Risks Related to our Common Stock

Our largest stockholder has the ability to exert significant influence over our business and its interests may conflict with or differ from the interests of our other stockholders.

As of December 3, 2018, 734 Investors, LLC (“734 Investors”) beneficially owns approximately 43.0% of our outstanding common stock. Accordingly, 734 Investors has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying or discouraging a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

We have been advised that, on November 19, 2018, the members of 734 Investors passed a resolution by written consent to remove 734 Agriculture, LLC (“734 Agriculture”) as managing member of 734 Investors, and to designate Arlon Valencia Holdings, LLC as the new managing member of 734 Investors (the "734 Consent"). On November 20, 2018, 734 Agriculture filed a lawsuit contesting the 734 Consent in the Delaware Court of Chancery (the "Delaware Court"), captioned 734 Agriculture v. Arlon Valencia Holdings, LLC, C.A. No. 2018-0844-JTL.

On December 5, 2018, the Delaware Court entered a stipulated status quo order which provides, among other things, that 734 Agriculture shall serve as the managing member of 734 Investors during the pendency of the Delaware Litigation (as defined below). The status quo order also provides that 734 Agriculture shall not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares of the Company’s common stock beneficially owned by 734 Investors.

Due to the inherent uncertainties of litigation, we cannot predict the outcome of this litigation at this time, and we can give no assurance that this litigation will not have a material adverse effect on our financial position or results of operations. For more information regarding legal proceedings, see Item 3, “Legal Proceedings.”

The interests of 734 Investors could conflict with or differ from the interests of our other stockholders. Additionally, potential conflicts of interest could exist if we enter into any related party transactions with 734 Investors.

Although we are no longer a “Controlled Company” under Nasdaq Listing Rules, we may continue to rely on exemptions from certain corporate governance requirements during a limited transition period.

As of November 19, 2018, we no longer qualify as a “Controlled Company” under Nasdaq listing rules. Although we currently comply with certain of the Nasdaq listing rules applicable to companies that are not Controlled Companies, there are certain exemptions for Controlled Companies that we no longer benefit from, including that the Nasdaq listing rules require that each of the compensation and nominating and governance committees be composed of at least a majority of independent directors within 90 days of the date on which we no longer qualified as a “Controlled Company” and that each such committee be composed entirely of independent directors within one year of such date. During these transition periods, we will continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the Nasdaq listing rules. Accordingly, during these transition periods, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements in the Nasdaq listing rules, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Sales of substantial amounts of our outstanding common stock by our largest stockholder could adversely affect the market price of our common stock.

Our largest stockholder, 734 Investors, beneficially owns approximately 43.0% of our outstanding common stock as of December 3, 2018. Our common stock is thinly traded and our common stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by 734 Investors or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

Our common stock has low trading volume.

Although our common stock trades on the Nasdaq Global Market, it is thinly traded and our average daily trading volume is low compared to the number of shares of common stock we have outstanding. The low trading volume of our common stock can cause our stock price to fluctuate significantly as well as make it difficult for a stockholder to sell their common shares quickly. As a result of our stock being thinly traded and/or our low stock price, institutional investors might not be interested in owning our common stock.

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

There can be no assurance that we will resume the repurchase of shares of our common stock.

In fiscal year 2017, our Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations. In March 2017, our Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. Our share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. As of June 29, 2018 the Company suspended its stock repurchase activity; however if the Company chooses to resume repurchasing stock it has $1,676,443 available to repurchase stock under the 2017 Authorization. There can be no assurance that we will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2018, Alico owned approximately 117,000 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	44,983	5,485	6,805	7,166	21,186	—	2,543	574	1,224
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	45,005	5,485	6,805	7,166	21,208	—	2,543	574	1,224

Water Resources and Other Operations	70,322	66,300	—	4,022	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Other	908	908	—	—	—	—	—	—	—
Total	116,761	72,693	6,805	11,188	21,208	526	2,543	574	1,224
Approximately 60,000 acres of the properties listed are encumbered by credit agreements totaling approximately $177,000,000 as of September 30, 2018. For a more detailed description of the credit agreements and collateral please see Note 6. “Long-Term Debt and Lines of Credit” to the Company’s fiscal year 2018 consolidated financial statements.

The Company currently collects mining royalties on approximately 526 acres of land located in Glades County, Florida. These royalties do not represent a significant portion of operating revenues or gross profits.

Item 3. Legal Proceedings

Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The plaintiffs in the Florida Litigation seek, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) is valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent are null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and affirmative injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

On November 28, 2018, the parties in the Florida Litigation stipulated to an order which provides, pending the resolution of the Delaware Litigation (as defined below), that (1) the record date for the Purported Consent is stayed indefinitely, and (2) Mr. Trafelet and the Company’s Board of Directors shall not take any action out of routine day-to-day operations conducted in the ordinary course of business, including any action to change the corporate governance of Alico or removing any corporate officers or directors from positions held as of November 27, 2018.

Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Florida Litigation at this time, and we can give no assurance that the Florida Litigation will not have a material adverse effect on our financial position or results of operations.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Remy W. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs seek, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734 Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and the 734 Consent (described above), and (2) the Purported Consent is invalid under the LLC Agreement.

Also on November 20, 2018, 734 Agriculture filed a lawsuit contesting the 734 Consent in the Delaware Court, captioned 734 Agriculture v. Arlon Valencia Holdings, LLC, C.A. No. 2018-0844-JTL (the “734 Delaware Litigation”). On November 27, 2018, the Delaware Court entered a stipulated order consolidating the Members’ Delaware Litigation and the 734 Delaware Litigation into a single lawsuit, captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL (the consolidated suit, the “Delaware Litigation”).

On December 5, 2018, the Delaware Court entered a stipulated status quo order which provides, among other things, that 734 Agriculture shall serve as the managing member of 734 Investors during the pendency of the Delaware Litigation. The status quo order also provides that 734 Agriculture shall not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares of the Company’s common stock beneficially owned by 734 Investors.

Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Delaware Litigation at this time, and we can give no assurance that Delaware Litigation will not have a material adverse effect on our financial position or results of operations.

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

Holders

On December 3, 2018 our stock transfer records indicated there were 202 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee, each of whom may represent more than one stockholder.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

The following table presents cash dividends per share of our common stock declared in fiscal years ended September 30, 2018, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Per Common Share
December 11, 2015	December 31, 2015	January 15, 2016	$0.06
March 8, 2016	March 31, 2016	April 15, 2016	$0.06
May 11, 2016	June 30, 2016	July 15, 2016	$0.06
September 6, 2016	September 30, 2016	October 14, 2016	$0.06
November 30, 2016	December 30, 2016	January 16, 2017	$0.06
February 23, 2017	March 31, 2017	April 14, 2017	$0.06
May 23, 2017	June 30, 2017	July 15, 2017	$0.06
September 15, 2017	September 29, 2017	October 16, 2017	$0.06
November 6, 2017	December 29, 2017	January 16, 2018	$0.06
March 14, 2018	March 30, 2018	April 13, 2018	$0.06
June 11, 2018	June 29, 2018	July 13, 2018	$0.06
September 4, 2018	September 28, 2018	October 12, 2018	$0.06

 Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2013 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

## Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
Base Period Sept 13
Sept 14
Sept 15
Sept 16
Sept 17
Sept 18
Alico, Inc.
S&P 500 Index
S&P Agricultural Products Index
Peer Group

		INDEXED RETURNS
	Base Period Sept 13
		Years Ending
Company Name / Index		Sept 14	Sept 15	Sept 16	Sept 17	Sept 18
Alico, Inc.	100	93.42	100.04	66.73	85.53	85.33
S&P 500 Index	100	119.73	119.00	137.36	162.92	192.10
S&P Agricultural Products Index	100	132.51	113.95	131.39	134.56	151.60
Peer Group	100	117.68	96.58	115.42	155.67	261.70

(Includes reinvestment of dividends)

Equity Compensation Arrangements

Effective January 27, 2015, the Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 shares of the Company’s common stock to be available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholders' value. The 2015 Plan was approved by stockholders in February 2015. The adoption of the 2015 Plan supersedes the 2013 Incentive Equity Plan, which had been in place since April 2013.

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	675,000	$30.02	557,500
Equity compensation plans not approved by security holders	—	N/A	—
Total	675,000	$30.02	557,500

In November 2017, the Company awarded 5,000 restricted shares to one senior executive under the 2015 Plan.

In September 2018, the Company awarded 300,000 stock options to two senior executives under the 2015 Plan. Additionally, in September 2018, two other senior executives forfeited an aggregate of 375,000 stock options, which were originally issued under the 2015 Plan and no replacement options were granted.

In October 2018, the Company awarded 10,000 stock options to one senior executive under the 2015 Plan.

Recent Sale of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

In fiscal year 2017, Alico's Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, Alico's Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, Alico's Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. Alico's share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that the Company will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on the Company's share price.

In fiscal year 2016, Alico's Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). For the fiscal year ended September 30, 2017, the Company did not purchase any shares in accordance with the 2016 Authorization.

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

The following table summarizes our purchases of our common stock by month for the 4th quarter in fiscal year 2018 under the 2017 Authorization:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plan or Program
Date (month ended):
July 31, 2018	—	$—	—	$1,676,443
August 31, 2018	—	$—	—	$1,676,443
September 30, 2018	—	$—	—	$1,676,443

The Company purchased 72,266 shares of common stock in the open market in fiscal year 2018 under the 2017 Authorization at a weighted average price of $31.27 per common share.

As of June 29, 2018 the Company suspended its stock repurchase activity; however if the Company chooses to resume repurchasing stock it has $1,676,443 available to repurchase stock under the 2017 Authorization.

On September 5, 2018, the Board of Directors approved and Alico announced the commencement of an issuer offer (the “Tender Offer”) to purchase up to $19,999,990 in value of shares of its common stock at a purchase price of $34.00 per share. On October 3, 2018, Alico repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. Included in the 752,234 shares were 163,999 shares that the Company has elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. 734 Investors, Alico’s largest stockholder since 2013, participated in the Tender Offer and sold a small percentage of its holdings.

Item 6. Selected Financial Data

The following tables present selected historical consolidated financial information as of and for each of the fiscal years in the five-year period ended September 30, 2018. The Consolidated Financial Statements as of and for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 include combined financial statement balances with Silver Nip Citrus, as result of our common control acquisition in February 2015.

The selected historical financial data presented below should be reviewed in conjunction with our Consolidated Financial Statements and the accompanying Notes thereto, included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)
	September 30,
	2018	2017	2016	2015	2014
Selected Statement of Operations Information:
Operating revenues	$81,281	$129,829	$144,196	$153,126	$104,003
Income (loss) from operations	$10,535	$(6,094)	$21,846	$18,964	$9,383
Net income (loss) attributable to common stockholders	$13,050	$(9,451)	$6,993	$13,214	$9,495
Basic earnings (loss) per common share	$1.59	$(1.14)	$0.84	$1.64	$1.29
Diluted earnings (loss) per common share	$1.57	$(1.14)	$0.84	$1.64	$1.29
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24

Selected Balance Sheet Information:
Cash and cash equivalents and restricted cash	$32,260	$3,395	$6,625	$5,474	$31,130
Property and equipment, net	$340,403	$349,337	$379,247	$381,099	$142,610
Total assets	$423,422	$419,182	$455,445	$460,088	$273,613
Current portion of long-term debt	$5,275	$4,550	$4,493	$4,511	$3,581
Long-term debt, net of current portion	$169,074	$181,926	$192,726	$200,970	$58,444
Total Alico, Inc. stockholders' equity	$172,117	$160,641	$173,490	$170,704	$162,487
Noncontrolling interest	$5,478	$4,728	$4,773	$4,807	$—

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

During the fiscal year ended September 30, 2018, net income includes the gain on sale of assets of approximately $11,041,000 related to the sale of real estate, property and equipment and assets held for sale. Net income also includes insurance proceeds received in the amount of approximately $9,429,000 relating to damages from Hurricane Irma. Additionally, net income includes the offsetting effect of approximately $8,561,000 of interest expense and $3,349,000 of impairments relating to net realizable adjustment on inventory and long-lived assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on Alico’s current expectations about future events and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and its by-products, increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth opportunities; onetime events; acquisitions and divestitures; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization Program; customer concentration; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; market and pricing risks due to concentrated ownership of stock; the Company's receipt of future funding from the state of Florida in connection with water retention projects; any Federal relief received in the future by the Company in connection with Hurricane Irma; any reduction in the public float resulting from the Tender Offer or any subsequent repurchases of common stock by the Company; recent changes in the Equity Plan awards to Employees; continuation of the Company's dividend policy; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock into the Tender Offer or by way of future transactions; decreased cash availability as a result of closing the Tender Offer and effectuating share repurchases; political changes and economic crises; competitive actions by other companies; changes in dividends; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company with a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 117,000 acres of land in eight Florida counties which includes approximately 90,000 acres of mineral rights. Our principal lines of business are now citrus groves and water storage and other operations, which include environmental services, land leasing and related support operations. Prior to the sale of our breeding herd in January 2018, the Company’s business line also included cattle ranching. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns. Alico opportunistically acquires new agricultural assets and produces high quality agricultural products while exercising responsible environmental stewardship.

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

•
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2018. Our discussion is presented on a consolidated basis and includes discussion on future trends by segment.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three fiscal years ended September 30, 2018 and our outstanding debt, commitments and cash resources as of September 30, 2018.

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

Business Overview

Business Description

The Company generates operating revenues primarily from the sale of its citrus products. Prior to the sale of its breeding herd in January 2018, the Company also generated revenues from its cattle ranching operations. The Company now operates as two segments and substantially all of its operating revenues are generated in the United States. During the fiscal year ended September 30, 2018, the Company generated operating revenues of approximately $81,281,000, income from operations of approximately $10,535,000, and net income attributable to common stockholders of approximately $13,050,000. Cash provided by operating activities was approximately $19,055,000 during the fiscal year ended September 30, 2018.

Fiscal Year Highlights and Other Developments

Water Storage Contract Approval

In December 2012, the South Florida Water Management District (“SFWMD” or "District") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program ("Program"). In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land. The environmental services dispersed water management project ("Water Project") encompasses a large-scale water storage/nutrient load reduction project over approximately half of the Company's 72,000-acre ranch located in southern Hendry County. The Water Project has the ability to store/treat retain 94,000-acre feet of water, making it one of the largest private storage projects proposed to date and the largest within the Caloosahatchee River watershed. The Water Project was approved by the South Florida Water Management District in late 2014, and the Company's engineering and environmental consultants immediately began working on a detailed design. As a result of the uniqueness of the project site, which consists of over 11,000 acres of wetlands and several cultural resource sites, considerable effort has been undertaken over the past 3.5 years in securing necessary regulatory approvals for the project from both the State of Florida and the federal government. In addition, the project requires close coordination with adjacent landowners, as well as the water control districts that serve those landowner/properties. On September 29, 2015, the SFWMD amended the contract to extend it for an additional year. In 2016, the Florida Department of Environmental Protection included the project in the State’s Northern Everglades Public-Private Partnership Program.

The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, the contract provides an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually through its budget process and there can be no assurance that it will approve the annual fixed payments. The Florida budget for the state’s 2018/2019 fiscal year as approved included Save Our Everglades trust/legacy Florida funding for the Program. On September 19, 2018 the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a dispersed water storage project in the Caloosahatchee Watershed, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. Permitting is currently underway with construction to follow will begin immediately upon receipt of permits. Annual fixed payments will not commence until completion of construction. The Company anticipates receiving all necessary regulatory approvals within the next four to six months. The Company has not recognized any revenue to date from the contract. Operating expenses were approximately $1,619,000, $1,794,000 and $2,322,000 for each of the three years ended September 30, 2018, 2017 and 2016, respectively.

Tender Offer

On September 5, 2018 the Board of Directors approved and Alico announced the commencement of an issuer tender offer (the “Tender Offer”) to purchase up to $19,999,990 in value of shares of its common stock at a purchase price of $34.00 per share. On October 3, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 5, 2018 Alico repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. Included in the 752,234 shares were 163,999 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. 734 Investors LLC, Alico’s largest stockholder since 2013, participated in the Tender Offer and sold a small percentage of its holdings. Members of neither the management team nor the Board of Directors sold any shares directly in the tender offer.

Hurricane Irma

Florida’s citrus industry was hit hard by the recent impacts of Hurricane Irma. Alico’s production was down by approximately 36% from the prior season. While the Company lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, Alico expects it will take at least two seasons for the groves to recover to pre-hurricane production levels. The Company finished with production of 4,827,000 boxes in fiscal year 2018 and anticipates an increase in production in fiscal year 2019 to 6,300,000-6,600,000 boxes and a return to pre-hurricane production levels by fiscal year 2020, which is approximately 7,900,000.

Through November 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims, which have been recorded in operating expenses. The Company has additional property and casualty claims outstanding and is awaiting determination of additional proceeds, if any, to be received.

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
Under this program, we expected to reduce citrus total expenses per acre to $2,164/acre and the cost to produce a pound solid to $1.56 when Alico 2.0 is fully implemented in 2020. These efficiencies are being achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We have also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.

The Company is working to maintain operational efficiencies and deploy its resources to solidify the Company's position as a leader in the recovering citrus industry.

Alico 2.0 also led us to decide to divest assets that generated low rates of return and shut down parts of our operations that were not profitable. Alico Citrus has shut down its nursery in Gainesville, Florida, is in the process of selling its trailers and has either sold or in the process of selling real estate assets that are not strategic to our business plan.
In January 2018, we ceased our direct cattle operations at Alico Ranch. The ranch had been a landholding for us for generations, but, even when profitable, ranch operations generated a minimal rate of return on capital. We continue to own the property and continue to conduct our long-term water dispersement program and wildlife management programs, and we now lease the ranch to a third-party operator instead of conducting our own cattle operations. All of these decisions enabled additional investment in the citrus business and redeployment of capital elsewhere.

The Company planted over 400,000 trees in fiscal year 2018, to help position the Company for future production growth which is expected to drive growth beyond 2020. The Company believes that its current acreage can produce 10,000,000 boxes per year on a sustained basis, even in an environment where citrus greening continues.

Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2017	2016	$	%
Operating revenues:
Alico Citrus	$78,121	$123,441	$(45,320)	(36.7)%	$123,441	$137,282	$(13,841)	(10.1)%
Water Resources and Other Operations	3,160	6,388	(3,228)	(50.5)%	6,388	6,914	(526)	(7.6)%
Total operating revenues	81,281	129,829	(48,548)	(37.4)%	129,829	144,196	(14,367)	(10.0)%

Gross profit (loss):
Alico Citrus	26,412	11,494	14,918	129.8%	11,494	34,935	(23,441)	(67.1)%
Water Resources and Other Operations	(819)	(2,564)	1,745	(68.1)%	(2,564)	124	(2,688)	NM
Total gross profit	25,593	8,930	16,663	186.6%	8,930	35,059	(26,129)	(74.5)%

General and administrative expenses	15,058	15,024	34	0.2%	15,024	13,213	1,811	13.7%
Income (loss) from operations	10,535	(6,094)	16,629	(272.9)%	(6,094)	21,846	(27,940)	(127.9)%
Total other income (expense), net	2,655	(7,248)	9,903	(136.6)%	(7,248)	(9,366)	2,118	(22.6)%
Income (loss) before income taxes	13,190	(13,342)	26,532	(198.9)%	(13,342)	12,480	(25,822)	(206.9)%
Provision (benefit) for income taxes	390	(3,846)	4,236	(110.1)%	(3,846)	5,521	(9,367)	(169.7)%
Net income (loss)	12,800	(9,496)	22,296	(234.8)%	(9,496)	6,959	(16,455)	(236.5)%
Net loss attributable to noncontrolling interests	250	45	205	NM	45	34	11	32.4%
Net income (loss) attributable to Alico, Inc. common stockholders	$13,050	$(9,451)	$22,501	(238.1)%	$(9,451)	$6,993	$(16,444)	(235.1)%
NM - Not Meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2018, 2017 and 2016:

	Fiscal Year Ended
	September 30,
	2018	2017	2016
Operating revenues:
Alico Citrus	96.1%	95.1%	95.2%
Water Resources and Other Operations	3.9%	4.9%	4.8%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands, except per box and per pound solids data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2018	2017	Unit	%	2017	2016	Unit	%
Operating Revenues:
Early and Mid-Season	$24,309	$45,999	$(21,690)	(47.2)%	$45,999	$43,909	$2,090	4.8%
Valencias	48,865	67,146	(18,281)	(27.2)%	67,146	75,311	(8,165)	(10.8)%
Fresh Fruit	2,054	5,735	(3,681)	(64.2)%	5,735	5,173	562	10.9%
Purchase and Resale of Fruit	809	2,331	(1,522)	(65.3)%	2,331	8,188	(5,857)	(71.5)%
Other	2,084	2,230	(146)	(6.5)%	2,230	4,701	(2,471)	(52.6)%
Total	$78,121	$123,441	$(45,320)	(36.7)%	$123,441	$137,282	$(13,841)	(10.1)%
Boxes Harvested:
Early and Mid-Season	1,811	3,215	(1,404)	(43.7)%	3,215	3,634	(419)	(11.5)%
Valencias	2,891	4,044	(1,153)	(28.5)%	4,044	5,195	(1,151)	(22.2)%
Total Processed	4,702	7,259	(2,557)	(35.2)%	7,259	8,829	(1,570)	(17.8)%
Fresh Fruit	125	328	(203)	(61.9)%	328	402	(74)	(18.4)%
Total	4,827	7,587	(2,760)	(36.4)%	7,587	9,231	(1,644)	(17.8)%
Pound Solids Produced:
Early and Mid-Season	9,194	17,950	(8,756)	(48.8)%	17,950	20,167	(2,217)	(11.0)%
Valencias	17,319	24,661	(7,342)	(29.8)%	24,661	31,237	(6,576)	(21.1)%
Total	26,513	42,611	(16,098)	(37.8)%	42,611	51,404	(8,793)	(17.1)%
Pound Solids per Box:
Early and Mid-Season	5.07	5.58	(0.51)	(9.1)%	5.58	5.55	0.03	0.5%
Valencias	5.99	6.10	(0.11)	(1.8)%	6.10	6.01	0.09	1.5%
Price per Pound Solids:
Early and Mid-Season	$2.64	$2.56	$0.08	3.1%	$2.56	$2.18	$0.38	17.4%
Valencias	$2.82	$2.72	$0.10	3.7%	$2.72	$2.41	$0.31	12.9%
Price per Box:
Fresh Fruit	$16.43	$17.48	$(1.05)	(6.0)%	$17.48	$12.85	$4.63	36.0%
Operating Expenses:
Cost of Sales	$46,477	$84,909	$(38,432)	(45.3)%	$84,909	$64,824	$20,085	31.0%
Harvesting and Hauling	12,921	21,520	(8,599)	(40.0)%	21,520	25,949	(4,429)	(17.1)%
Purchase and Resale of Fruit	562	2,134	(1,572)	(73.7)%	2,134	7,815	(5,681)	(72.7)%
Other	(8,251)	3,384	(11,635)	(343.8)%	3,384	3,759	(375)	(10.0)%
Total	$51,709	$111,947	$(60,238)	(53.8)%	$111,947	$102,347	$9,600	9.4%

Gross Profit	$26,412	$11,494	$14,918		$11,494	$34,935	$(23,441)

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and harvest season. Historically, the second and third quarters of Alico's fiscal year produce the majority of the annual revenues, and working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with the growing cycles.

The Company sells its Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. They generally buy the citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh fruit is generally sold to packing houses that purchase the citrus on a per box basis. Other revenues consist of third-party grove caretaking and the purchase and reselling of fruit.

Alico's operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of fruit.
The decrease in revenues for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, was primarily due to the impact of Hurricane Irma. The Company experienced a greater amount of fruit drop from the impact of Hurricane Irma and consequently harvested approximately 2,557,000 fewer processed boxes in fiscal year 2018, as compared to the same period in fiscal year 2017. The Company also saw an overall decrease in pound solids per box which went from 5.87 in the fiscal year ended September 2017 to 5.64 in the fiscal year ended September 30, 2018. The Company did experience a smaller fruit drop with respect to its Valencia fruit which is harvested later in the year as compared to the Early and Mid-Season variety and as such realized a smaller overall reduction in boxes produced. In addition, the decrease in revenue, to a smaller extent, was due to fewer boxes of fresh fruit being sold for the fiscal year ended September 30, 2018. The decrease in revenues from purchase and resale of fruit and other revenues reflects the Company’s decision to reduce third party fruit purchases and third party caretaking services.

The decrease in revenues for the fiscal year ended September 30, 2017, as compared to the fiscal year ended September 30, 2016, was primarily due to the harvesting of approximately 1,570,000 fewer processed boxes of fruit, partially offset by higher pound solids per box and higher price per pound solids. The decrease in revenues from purchase and resale of fruit and other revenues reflects the Company’s decision to reduce third party fruit purchases and third-party caretaking services.

Total processed boxes harvested in fiscal year 2018 declined by approximately 35.2%, as compared to fiscal year 2017. Pound solids per box decreased by approximately 9.1% and approximately 1.8% for the Early and Mid-Season and Valencia oranges, respectively. The combination of these items resulted in approximately 16,098,000 less pound solids sold in fiscal year 2018, as compared to fiscal year 2017.

Total processed boxes harvested in fiscal year 2017 declined by approximately 17.8%, as compared to fiscal year 2016. Pound solids per box increased by approximately 0.5% and 1.5% for the Early and Mid-Season and Valencia oranges, respectively, which resulted in approximately 8,793,000 less pound solids sold in fiscal year 2017, as compared to fiscal year 2016.

The decline in boxes harvested and pound solids produced for fiscal year 2018, as compared to fiscal year 2017, was primarily driven by the impact of Hurricane Irma, which occurred in September 2017.

The decline in boxes harvested and pound solids produced for fiscal year 2017, as compared to fiscal year 2016, is believed to be mainly driven by growing season fluctuations in production which may have been attributable to various factors, including extreme weather patterns such as a drought and higher than normal temperatures during the Early and Mid-season harvest impacting all varieties. Other factors included changes in weather impacting bloom, horticultural practices, and the effects of diseases and pests, including citrus greening. The industry and the Company both continue to experience premature fruit drop, as well as smaller-sized fruit as a result of the factors described above.

The USDA, in its November 9, 2018 Citrus Crop Forecast for the 2018-19 harvest season, indicated its expectation that the Florida orange crop will increase from approximately 45,000,000 boxes for the 2017-18 crop year to approximately 77,000,000 boxes for the 2018-19 crop year, an increase of approximately 71.1%. The significant increase is the result of 2017-18 harvest season being impacted by Hurricane Irma and the related fruit loss experienced. The 2017-18 Florida orange crop declined by approximately 23,700,000 boxes, or approximately 34.5%, compared to the 2016-17 crop.

The Company originally estimated its fiscal year 2018 processed boxes would decrease by approximately 40-45% compared to processed boxes for fiscal year 2017. Based on the harvesting of fruit, the Company’s actual box production was down approximately 36%. The improvement from these estimates is the result of the Valencia variety fruit experiencing less fruit drop then was anticipated upon making the estimate in production. For the fiscal year 2019, the Company anticipates there will be an increase in processed boxes.

The increase in gross profit for fiscal year 2018, as compared to fiscal year 2017, was primarily driven by a decrease in operating expenses, which was partially offset by a reduction in revenues. The decrease in operating costs is due to (i) the Company allocating a smaller amount of its accumulated costs to its cost of goods sold, (ii) less harvesting cost incurred due to fewer boxes being harvested, and (iii) the Company receiving approximately $9,429,000 of insurance proceeds. Partially offsetting this decrease in operating expenses, along with the reduction in revenue, was impairment charges of approximately $3,349,000 relating to net realizable adjustment on inventory and long-lived assets. The decrease in revenue is primarily a result of the impact of Hurricane Irma.

The decrease in gross profit for fiscal year 2017, as compared to fiscal year 2016, related primarily to decreased revenues of approximately $13,841,000 discussed above, and the recording of an inventory casualty loss of approximately $13,489,000 relating to fruit loss as a result of Hurricane Irma.

In November 2017, the Company announced Alico 2.0. This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency. As previously mentioned, under this program the Company expects to reduce total expenses per acre to $2,164/acre when Alico 2.0 is fully implemented over the next two years. Overall, the program should reduce the Company’s cost to produce a pound solid from $2.14 to $1.56. This efficiency is being achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. The Company will also deploy a more efficient labor model that is consistent and uniform for field staffing and grove operating programs, and aligns with the geographical footprint of the citrus groves. However, there can be no assurance that the anticipated cost savings will be realized under Alico 2.0.

Water Resources and Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands)

	Fiscal Year Ended September 30,		Change		Fiscal Year Ended September 30,		Change
	2018	2017	$	%	2017	2016	$	%
Revenue From:
Land and other leasing	$2,872	$2,294	$578	25.2%	$2,294	$2,097	$197	9.4%
Sale of Calves and Culls	57	3,732	(3,675)	(98.5)%	3,732	4,604	(872)	(18.9)%
Other	231	362	(131)	(36.2)%	362	213	149	70.0%
Total	$3,160	$6,388	$(3,228)	(50.5)%	$6,388	$6,914	$(526)	(7.6)%

Operating Expenses:
Land and other leasing	$1,072	$466	$606	130.0%	$466	$695	$(229)	(32.9)%
Sale of Calves and Culls	1,075	3,527	(2,452)	(69.5)%	3,527	3,694	(167)	(4.5)%
Water Conservation	1,619	1,794	(175)	(9.8)%	1,794	2,322	(528)	(22.7)%
Other	213	3,165	(2,952)	(93.3)%	3,165	79	3,086	NM
Total	$3,979	$8,952	$(4,973)	(55.6)%	$8,952	$6,790	$2,162	31.8%

Gross Profit	$(819)	$(2,564)	$1,745	(68.1)%	$(2,564)	$124	$(2,688)	NM

NM - Not Meaningful

Land and other leasing include lease income from a lease for grazing rights, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, farm lease revenue, the generation of revenues from sod and tree sales and rental income for office space.

The decrease in revenues from Water Resources and Other Operations is primarily due to selling of Alico's cattle herd in January 2018. All inventory costs that were accumulated at the date of sale were expensed. As part of this transaction, the Company entered into a long-term leasing arrangement with the purchaser for the grazing rights on the Ranch that provides an annual revenue stream of approximately $1,200,000. The Company continues to own the property and continues to conduct its long-term water dispersement program and wildlife management programs. As a result of these changes, Alico renamed this division to Alico Water Resources to reflect its focus on water storage and nutrient reduction. Alico believes that its dispersed water storage project is the largest and most cost-effective project of its kind in the United States, and believes, once permits from state and federal agencies have been approved, the project will store and prevent large volumes of water from entering the Caloosahatchee River, will remove substantial amounts of nitrogen from the watershed, and will help to rehydrate natural systems that eventually flow south into the Everglades.

The decrease in revenues from the sale of calves and culls in fiscal year 2017, as compared to fiscal year 2016, is primarily due to a decrease in price per pound. The decrease in gross profit for fiscal year 2017, as compared to fiscal year 2016, relates primarily to certain impairments which were recorded on assets associated with the Ranch.

Water storage and conservation

In December 2012, the South Florida Water Management District ("SFWMD") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment for these services includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The approved Florida budget for the state’s 2018/2019 fiscal year included funding for the Program, and on September 19, 2018 the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a dispersed water storage project in the Caloosahatchee Watershed, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. Operating expenses were approximately $1,619,000, $1,794,000, and $2,322,000 for each of the three years ended September 30, 2018, 2017 and 2016, respectively.

During fiscal year 2017, Alico recorded an impairment of two abandoned mines in the amount of approximately $3,165,000 based on independent third-party assessments, and the Company's decision to not pursue a Natural Resource business initiative.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2018 was approximately $15,058,000, compared to approximately $15,024,000 for the fiscal year ended September 30, 2017.

The slight increase in general and administrative expenses in fiscal year 2018, as compared to the same period in fiscal year 2017, primarily relates to increases in bonus awards provided to senior executives and managers, an acceleration of stock compensation expense as a result of two senior executives forfeiting a portion of their stock options, costs related to the Tender Offer which commenced in September 2018 and an increase in rent, which commenced October 30, 2017, as a result of the Company selling its office building in Fort Myers, FL, and leasing back a portion of the space. These items resulted in an aggregate increase in general and administrative expenses of approximately $2,700,000. These increases were offset by decreases primarily attributable to salary and stock compensation expenses incurred with respect to employment agreements executed for new executives in the fiscal year 2017 which did not occur in the fiscal year 2018, a reduction of expenses incurred relating to separation and consulting arrangements, as well as a reduction in bad debt expense and recruiting fees.

The increase in general and administrative expenses in fiscal year 2017, as compared to fiscal year ended 2016, primarily relates to salary and stock compensation expenses incurred with respect to employment agreements executed for new executives during the year. In addition, the Company also entered into a separation and consulting agreement with a departing executive. These items resulted in an increase of approximately $2,100,000 over the prior year. See Note 15. “Related Party Transactions” in the Notes to the Consolidated Financial Statements for further discussion. Also, the Company wrote off certain advances made related to excavating work in the amount of approximately $312,000.

Other Income (Expense), net

Other income (expense), net, for the fiscal year ended September 30, 2018 and 2017 was approximately $2,655,000 and approximately $(7,248,000), respectively. The shift from other expense, net to other income, net is primarily due to recording a higher gain on sale of real estate, property and equipment and assets held for sale. For the fiscal year ended September 30, 2018, the Company sold certain properties and equipment which included its corporate office building in Fort Myers, Florida, its Gal Hog property and a land parcel within its East Ranch resulting in gains of approximately $1,751,000, $6,709,000 and $1,759,000, respectively. During the fiscal year ended September 30, 2017, the Company sold land and facilities in Hendry County, Florida, which resulted in a gain of approximately $1,371,000. Additionally, the Company incurred less interest expense of approximately $580,000 due to the continued pay-down of its long-term debt, as well as a prepayment made on a loan of approximately $4,453,000 with the proceeds from the asset sales.

Other expense, decreased by approximately $2,118,000 in fiscal year 2017, as compared to fiscal year 2016, primarily due to an increase in gain on sale of real estate of $1,563,000 and a decrease in interest expense of $752,000. During the fiscal year 2017, the Company sold land and facilities located in Hendry County, Florida which resulted in a gain on sale of approximately $1,371,000. The decrease in interest expense is due to the Company continuing to pay down its term loan, which was partially offset by an increase in interest rates.

Provision (benefit) for Income Taxes

For the fiscal years ended September 30, 2018, 2017 and 2016, the provision (benefit) for income taxes was approximately $390,000, $(3,846,000), and $5,521,000, respectively, and the related effective income tax rates were approximately 2.96%, 28.83% and 44.20%, respectively. The change in the provision for income taxes for the fiscal year ended September 30, 2018, as compared to fiscal year 2017, primarily resulted from (i) the Company generating net income, (ii) a one-time non-cash deferred income tax benefit of approximately $9,847,000 resulting from the remeasurement of the Company's net deferred tax liabilities due to the 21% corporate tax rate that was enacted December 22, 2017, and (iii) a valuation allowance on its capital loss carryforward, which expired at September 30, 2018, of approximately $5,634,000, resulting in an additional income tax expense. The changes in the provision for income taxes for the fiscal year ended September 30, 2017, as compared to the fiscal year 2016, was primarily related to changes in taxable income (loss).

Seasonality

Historically, the second and third quarters of Alico's fiscal year produce the majority of its annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. However, in the fiscal year 2018, due to the impact of Hurricane Irma, the boxes were harvested earlier in the season than normal and therefore the Company realized a greater amount of revenue in the first two quarters of fiscal year 2018. As a result, the working capital requirements varied from the typical trends it has historically experienced in past years. The Company anticipates the historic seasonality it has experienced will return in fiscal year 2019.

Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2018	2017	Change
Cash and cash equivalents and restricted cash	$32,260	$3,395	$28,865
Total current assets	$72,240	$66,489	$5,751
Total current liabilities	$21,498	$15,983	$5,515
Working capital	$50,742	$50,506	$236
Total assets	$423,422	$419,182	$4,240
Term loans and line of credit	$177,034	$186,476	$(9,442)
Current ratio	3.36 to 1	4.16 to 1

Alico's business has historically generated positive net cash flows from operating activities. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company's credit facilities and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects and credit rating, (ii) liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

The principal uses of cash that affect Alico's liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, and debt service costs including interest and principal payments on term loans and other credit facilities.

Management believes that a combination of cash-on-hand, cash generated from operations and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $57,015,000 is available for general use as of September 30, 2018, and a $25,000,000 revolving line of credit, of which $25,000,000 is available for general use as of September 30, 2018 (see Note 6. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated Financial Statements). If the Company pursues significant growth opportunities in the future, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing funds from its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth opportunities.

Alico's level of debt could have important consequences on its business, including, but not limited to, increasing vulnerability to general adverse economic and industry conditions, limiting cash flow availability to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates.

Cash Management Impacts

Cash and cash equivalents and restricted cash increased approximately $28,865,000 as of September 30, 2018, as compared to September 30, 2017. Cash and cash equivalents decreased by approximately $3,230,000 as of September 30, 2017, as compared to September 30, 2016. The components of these changes are discussed below.

Consolidated Statements of Cash Flows

The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands)	Fiscal Year Ended September 30,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net cash provided by operating activities	$19,055	$28,229	$30,357	(32.5)%	(7.0)%
Net cash provided by (used in) investing activities	22,447	(10,085)	(13,034)	(322.6)%	(22.6)%
Net cash used in financing activities	(12,637)	(21,374)	(16,172)	(40.9)%	32.2%
Net increase (decrease) in cash and cash equivalents and restricted cash	$28,865	$(3,230)	$1,151

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2018	2017	Change	2017	2016	Change
Net income (loss)	$12,800	$(9,496)	$22,296	$(9,496)	$6,959	$(16,455)
Gain on sale of sugarcane land	(967)	(538)	(429)	(538)	(618)	80
Depreciation, depletion and amortization	13,756	15,226	(1,470)	15,226	15,382	(156)
Loss on breeding herd sales	13	337	(324)	337	296	41
Deferred income tax (benefit) expense	(1,955)	(3,948)	1,993	(3,948)	5,277	(9,225)
Cash surrender value	(27)	(15)	(12)	(15)	(20)	5
Deferred retirement benefits	(41)	(102)	61	(102)	65	(167)
Magnolia Fund undistributed (earnings) loss	(8)	202	(210)	202	103	99
(Gain) loss on sale of real estate, property and equipment and assets held for sale	(10,281)	(1,373)	(8,908)	(1,373)	147	(1,520)
Inventory casualty loss	—	13,489	(13,489)	13,489	—	13,489
Inventory net realizable value adjustment	1,115	1,199	(84)	1,199	—	1,199
Impairment of long-lived assets and assets held for sale	2,234	9,346	(7,112)	9,346	—	9,346
Loss on disposal of property and equipment	207	—	207	—	—	—
Non-cash interest expense on deferred gain on sugarcane land	1,361	1,413	(52)	1,413	1,406	7
Bad debt expense	24	312	(288)	312	—	312
Stock-based compensation expense	2,613	1,653	960	1,653	924	729
Other, including working capital changes	(1,789)	524	(2,313)	524	436	88
Net cash provided by operating activities	$19,055	$28,229	$(9,174)	$28,229	$30,357	$(2,128)

The decrease in net cash provided by operating activities for the fiscal year ended September 30, 2018, as compared to the same period in the fiscal year 2017, was primarily due to the effect of the Company recognizing a greater gain on the sale of real estate, property and equipment and assets held for sale as a result of the Company’s decision to divest itself from several non-core and underperforming assets during the fiscal year 2018. Additionally, the Company experienced a decrease in working capital as compared to the previous fiscal year. This is primarily the result of the Company having a smaller increase in accounts receivable due to lower revenues earned, and experiencing a smaller decrease in inventory levels due the Company taking an impairment on its inventory levels at September 30, 2017, which directly impacted the change for the fiscal year ended September 30, 2018. This decrease was partially offset by an increase in net income.

The decrease in net cash provided by operating activities for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016 was primarily due to a decrease in net income and deferred tax expense and was substantially offset by the Company recording an inventory casualty loss, which was the direct result of Hurricane Irma, and other impairments recorded on certain assets held for sale and other fixed assets (see Note 3. “Inventories” in the Notes the Consolidated Financial Statements for further discussion on inventory casualty loss).

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2018	2017	Change	2017	2016	Change
Capital expenditures	$(16,352)	$(13,353)	$(2,999)	$(13,353)	$(14,305)	$952
Net proceeds from sale of real estate, property and equipment and assets held for sale	39,780	2,944	36,836	2,944	799	2,145
Other	(981)	324	(1,305)	324	472	(148)
Net cash provided by (used in) investing activities	$22,447	$(10,085)	$32,532	$(10,085)	$(13,034)	$2,949

The increase in net cash provided by (used in) investing activities for the fiscal year ended September 30, 2018, as compared to the fiscal year ended September 30, 2017, was primarily due to proceeds received from the sale of certain assets during the fiscal year 2018. This increase was partially offset by greater capital expenditures in the fiscal year 2018, as compared to the same period in the prior year, as a result of the Company’s decision to plant more trees.

The decrease in net cash used in investing activities for the fiscal year ended September 30, 2017, as compared to the fiscal year ended September 30, 2016, was primarily due to proceeds from the sale of land and facilities located in Hendry County, Florida of approximately $2,200,000. This was partially offset by the reduction of capital expenditures of approximately $1,000,000.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2018	2017	Change	2017	2016	Change
Proceeds from term loans	$—	$—	$—	$—	$2,500	$(2,500)
Principal payments on revolving line of credit	(25,600)	(70,770)	45,170	(70,770)	(53,882)	(16,888)
Borrowings on revolving line of credit	28,285	65,770	(37,485)	65,770	58,882	6,888
Principal payments on term loans	(12,127)	(10,743)	(1,384)	(10,743)	(10,761)	18
Contingent consideration paid	—	—	—	—	(7,500)	7,500
Treasury stock purchases	(2,215)	(3,064)	849	(3,064)	(3,141)	77
Dividends paid	(1,972)	(1,987)	15	(1,987)	(1,993)	6
Capital contribution received from noncontrolling interest	1,000	—	1,000	—	—	—
Capital lease obligation principal payments	(8)	(580)	572	(580)	(277)	(303)
Net cash used in financing activities	$(12,637)	$(21,374)	$8,737	$(21,374)	$(16,172)	$(5,202)

The decrease in net cash used in financing activities for the fiscal year ended September 30, 2018, as compared to the fiscal year ended September 30, 2017, was primarily due to decreased repayments on the revolving line of credit, which was partially offset by less borrowings being made on the revolving lines of credit. Additionally, greater principal payments were made on the term loans of approximately $4,453,000 from a portion of the proceeds from the sale of assets, which was offset by the Company electing not to make its scheduled principal payment on certain other term loans for the first and second quarter of fiscal year 2018 of approximately $3,100,000, as it utilized its prepayment to satisfy its payment requirement.

The increase in net cash used in financing activities for the fiscal year ended September 30, 2017, as compared to the fiscal year ended September 30, 2016, was primarily a result of the Company paying down, on a net basis, its revolving line of credit during fiscal year ended September 2017, while during the fiscal year ended September 30, 2016 the Company drew cash, on a net basis, under its revolving line of credit. This decrease was partially offset as a result of the Company paying a $7,500,000 contingent consideration relating to the acquisition of Orange-Co during the fiscal year ended September 30, 2016.

The Company had $2,685,000 of outstanding amounts due under its revolving credit lines at September 30, 2018. With respect to the WCLC line of credit agreement with Rabo Agrifinance, Inc. (“Rabo”), the Company executed an amendment to extend the due date to November 1, 2021.

On October 3, 2018, the Company completed a tender offer of 752,234 shares at a price of $34.00 per share aggregating a cash utilization of $25,575,956.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2018, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.

During the next twelve months the Company anticipates it will make capital expenditures of approximately $16,000,000 - $17,000,000. The majority of these capital expenditures are expected to primarily relate to the purchasing and planting of additional trees.

Contractual Obligations and Off Balance Sheet Arrangements

Alico has various contractual obligations which are fixed and determinable. The following table presents the Company's significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2018 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)
	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt	$177,034	$5,275	$25,953	$24,195	$121,611
Interest on Long-Term Debt	53,195	7,290	12,784	10,689	22,432
Retirement Benefits	5,739	345	5,394	—	—
Consulting/Non-Compete Agreement	25	25	—	—	—
Operating Leases	843	319	335	189	—
Tree Purchase Commitments	2,161	2,161	—	—	—
Total	$238,997	$15,415	$44,466	$35,073	$144,043

Purchase Commitments

Alico, through its wholly owned subsidiary Alico Fruit Company, previously entered into contracts for the purchase of citrus fruit during the normal course of its business. These obligations were typically covered by sales agreements. Alico Fruit Company is no longer engaged in contracted purchase and resale of fruit and there were no obligations outstanding at September 30, 2018.

Alico enters into fruit marketing agreements to purchase fruit from certain third party growers as well as contracting caretaking services to these growers. These obligations are typically covered by sales and caretaking agreements.

During the fiscal year 2018, the Company entered into contracts to purchase citrus trees, which are anticipated to be delivered in fiscal year 2019. As of September 30, 2018, the Company had approximately $2,161,000 of outstanding commitments for these purchases that are to be paid upon delivery of the citrus trees.

Critical Accounting Policies

Alico's Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. Alico considers policies relating to the following matters to be critical accounting policies:

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

The breeding herd consisted of purchased animals and animals raised on the Company’s ranches. Purchased animals were stated at the cost of acquisition. The cost of animals raised on the ranch was based on the accumulated cost of developing such animals for productive use. The breeding herd was sold in January 2018.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. As of September 30, 2018 and 2017, the Company did not record a valuation allowance on deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2018 and 2017, long-lived assets were comprised of property and equipment.

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

Subsequent Events

Termination Proceedings against Mr. Remy W. Trafelet

On November 19, 2018, Alico, with unanimous approval of the members of the Board of Directors, other than Remy W. Trafelet, notified Mr. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors, that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company's Stock Incentive Plan of 2015 (collectively, the “Compensation Documents”).

As required by the Compensation Documents, the Company will schedule a special meeting of the Board of Directors at a future date, at which meeting Mr. Trafelet and his counsel (if he so elects) may meet with the Board of Directors to address this matter. The Board of Directors will make its final determination as to Mr. Trafelet’s employment following such meeting. Mr. Trafelet has been placed on paid administrative leave pending the outcome of these proceedings. On November 28, 2018, the parties in the Florida Litigation stipulated to an order which provides, among other things, that pending the resolution of the Delaware Litigation, the Board of Directors shall not take any action out of the routine day-to-day operations conducted in the ordinary course of business, including removing any corporate officers or directors from positions held as of November 27, 2018. For more information, see Item 3, "Legal Proceedings."

Appointment of Interim President

In connection with the commencement of the termination proceedings against Mr. Trafelet, Benjamin D. Fishman, a current member of the Board of Directors, was appointed to serve as Interim President of the Company, effective as of November 19, 2018. Henry R. Slack, the Company's Executive Chairman, and Mr. Fishman will manage the Company during the pendency of the termination proceedings. Neither Mr. Slack nor Mr. Fishman will receive any incremental compensation for their service during this period. In connection with assuming such interim role, Mr. Fishman has stepped down from the Audit Committee of the Board of Directors, and Mr. Andrew Krusen has assumed the Chairmanship of the Audit Committee.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2018. The Company held various financial instruments as of September 30, 2018 and 2017, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

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

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $598,000 for the fiscal year ended September 30, 2018.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alico, Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ RSM US LLP
We have served as the Company's auditor since 2007.
Orlando, Florida
December 6, 2018

ALICO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$25,260	$3,395
Accounts receivable, net	2,544	4,286
Inventories	41,033	36,204
Assets held for sale	1,391	20,983
Prepaid expenses and other current assets	2,012	1,621
Total current assets	72,240	66,489

Restricted cash	7,000	—
Property and equipment, net	340,403	349,337
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	136	262
Other non-current assets	1,397	848
Total assets	$423,422	$419,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,764	$3,192
Accrued liabilities	9,226	6,781
Income taxes payable	2,320	—
Long-term debt, current portion	5,275	4,550
Other current liabilities	913	1,460
Total current liabilities	21,498	15,983

Long-term debt:
Principal	169,074	181,926
Less: deferred financing costs, net	(1,563)	(1,767)
Long-term debt less deferred financing costs, net	167,511	180,159
Lines of credit	2,685	—
Deferred income tax liability	25,153	27,108
Deferred gain on sale	24,928	26,440
Deferred retirement obligations, net of current portion	4,052	4,123
Total liabilities	245,827	253,813
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 8,199,957 and 8,238,830 shares outstanding at September 30, 2018 and 2017, respectively	8,416	8,416
Additional paid in capital	20,126	18,694
Treasury stock, at cost, 216,188 and 177,315 shares held at September 30, 2018 and 2017, respectively	(7,536)	(6,502)
Retained earnings	151,111	140,033
Total Alico stockholders' equity	172,117	160,641
Noncontrolling interest	5,478	4,728
Total stockholders' equity	177,595	165,369
Total liabilities and stockholders' equity	$423,422	$419,182
See accompanying notes to the Consolidated Financial Statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2018	2017	2016
Operating revenues:
Alico Citrus	$78,121	$123,441	$137,282
Water Resources and Other Operations	3,160	6,388	6,914
Total operating revenues	81,281	129,829	144,196
Operating expenses:
Alico Citrus	51,709	111,947	102,347
Water Resources and Other Operations	3,979	8,952	6,790
Total operating expenses	55,688	120,899	109,137
Gross profit	25,593	8,930	35,059
General and administrative expenses	15,058	15,024	13,213
Income (loss) from operations	10,535	(6,094)	21,846
Other income (expense):
Investment and interest (loss) income, net	39	(148)	—
Interest expense	(8,561)	(9,141)	(9,893)
Gain on sale of real estate, property and equipment and assets held for sale	11,041	2,181	618
Other income (expense), net	136	(140)	(91)
Total other income (expense), net	2,655	(7,248)	(9,366)
Income (loss) before income taxes	13,190	(13,342)	12,480
Provision (benefit) for income taxes	390	(3,846)	5,521
Net income (loss)	12,800	(9,496)	6,959
Net loss attributable to noncontrolling interests	250	45	34
Net income (loss) attributable to Alico, Inc. common stockholders	$13,050	$(9,451)	$6,993
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$1.59	$(1.14)	$0.84
Diluted	$1.57	$(1.14)	$0.84
Weighted-average number of common shares outstanding:
Basic	8,232	8,300	8,303
Diluted	8,301	8,300	8,311

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Total Alico, Inc. Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2015	8,416	$8,416	$19,795	$(3,962)	$146,455	$170,704	$4,807	$175,511
Net income (loss)	—	—	—	—	6,993	6,993	(34)	6,959
Dividends	—	—	—	—	(1,990)	(1,990)	—	(1,990)
Treasury stock purchases	—	—	—	(3,141)	—	(3,141)	—	(3,141)
Contingent consideration	—	—	(1,483)	1,483	—	—	—	—
Stock-based compensation:
Directors	—	—	(307)	1,035	46	774	—	774
Executives	—	—	150	—	—	150	—	150
Balance at September 30, 2016	8,416	8,416	18,155	(4,585)	151,504	173,490	4,773	178,263
Net loss	—	—	—	—	(9,451)	(9,451)	(45)	(9,496)
Dividends	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Treasury stock purchases	—	—	—	(3,064)	—	(3,064)	—	(3,064)
Stock-based compensation:
Directors	—	—	(374)	1,147	—	773	—	773
Executives	—	—	880	—	—	880	—	880
Other	—	—	33	—	(33)	—	—	—
Balance at September 30, 2017	8,416	8,416	18,694	(6,502)	140,033	160,641	4,728	165,369
Net income (loss)	—	—	—	—	13,050	13,050	(250)	12,800
Dividends	—	—	—	—	(1,972)	(1,972)	—	(1,972)
Treasury stock purchases	—	—	—	(2,215)	—	(2,215)	—	(2,215)
Capital contribution received from noncontrolling interest funding	—	—	—	—	—	—	1,000	1,000
Stock-based compensation:
Directors	—	—	(322)	1,181	—	859	—	859
Executives	—	—	1,754	—	—	1,754	—	1,754
Balance at September 30, 2018	8,416	$8,416	$20,126	$(7,536)	$151,111	$172,117	$5,478	$177,595

See accompanying notes to Consolidated Financial Statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$12,800	$(9,496)	$6,959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of sugarcane land	(967)	(538)	(618)
Depreciation, depletion and amortization	13,756	15,226	15,382
Loss on breeding herd sales	13	337	296
Deferred income tax (benefit) expense	(1,955)	(3,948)	5,277
Cash surrender value	(27)	(15)	(20)
Deferred retirement benefits	(41)	(102)	65
Magnolia Fund undistributed (earnings) loss	(8)	202	103
(Gain) loss on sale of real estate, property and equipment and assets held for sale	(10,281)	(1,373)	147
Inventory casualty loss	—	13,489	—
Inventory net realizable value adjustment	1,115	1,199	—
Impairment of long-lived assets and assets held for sale	2,234	9,346	—
Loss on disposal of property and equipment	207	—	—
Non-cash interest expense on deferred gain on sugarcane land	1,361	1,413	1,406
Bad debt expense	24	312	—
Stock-based compensation expense	2,613	1,653	924
Changes in operating assets and liabilities:
Accounts receivable	1,718	142	(1,707)
Inventories	(6,554)	3,724	(196)
Prepaid expenses	177	(604)	(1,758)
Income tax receivable	(15)	1,013	1,074
Other assets	23	333	821
Accounts payable and accrued expenses	2,987	(2,895)	3,720
Income tax payable	2,320	—	—
Other liabilities	(2,445)	(1,189)	(1,518)
Net cash provided by operating activities	$19,055	$28,229	$30,357

Cash flows from investing activities:
Purchases of property and equipment	$(16,352)	$(13,353)	$(14,305)
Return on investment in Magnolia Fund	25	324	171
Net proceeds from sales of property and equipment and assets held for sale	37,969	760	799
Proceeds from surrender of life insurance policies	—	—	297
Net proceeds from sales of real estate	1,811	2,184	—
Deposit on purchase of citrus trees	(431)	—	—
Notes receivable	(575)	—	—
Other	—	—	4
Net cash provided by (used in) investing activities	$22,447	$(10,085)	$(13,034)

	Fiscal Year Ended September 30,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from term loans	$—	$—	$2,500
Principal payments on revolving line of credit	(25,600)	(70,770)	(53,882)
Borrowings on revolving line of credit	28,285	65,770	58,882
Principal payments on term loans	(12,127)	(10,743)	(10,761)
Contingent consideration paid	—	—	(7,500)
Treasury stock purchases	(2,215)	(3,064)	(3,141)
Dividends paid	(1,972)	(1,987)	(1,993)
Capital contribution received from noncontrolling interest	1,000	—	—
Capital lease obligation principal payments	(8)	(580)	(277)
Net cash used in financing activities	$(12,637)	$(21,374)	$(16,172)

Net increase (decrease) in cash and cash equivalents and restricted cash	$28,865	$(3,230)	$1,151
Cash and cash equivalents and restricted cash at beginning of the year	3,395	6,625	5,474

Cash and cash equivalents and restricted cash at end of the year	$32,260	$3,395	$6,625

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$7,654	$7,534	$7,530
Cash paid (refunded) for income taxes, net of income tax	$25	$(911)	$(878)

Supplemental disclosure of non-cash investing and financing activities:
Dividend declared but unpaid	$492	$494	$498

See accompanying notes to the Consolidated Financial Statements.

ALICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018, 2017 and 2016
Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 117,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications - Alico Citrus and Water Resources and Other Operations. Financial results are presented based upon its two business segments (Alico Citrus and Water Resources and Other Operations).

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

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Alico Citrus and Water Resources and Other Operations. As a result of the sale of the Company’s breeding herd in January 2018, the Company is no longer in the cattle ranching business and has revised its reportable segments to most accurately reflect the current operations and the information regularly reviewed by the CODM. The segment data for all prior periods disclosed have been presented on the same basis as the current fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the accompanying Financial Statements, the disclosure of contingent assets and liabilities in the Financial Statements and the accompanying Notes, and the reported amounts of revenues and expenses and cash flows during the periods presented. Actual results could differ from those estimates based upon future events. The Company evaluates estimates on an ongoing basis. The estimates are based on current and expected economic conditions, historical experience, the experience and judgment of the Company’s management and various other specific assumptions that the Company believes to be reasonable. The Company may employ outside experts to assist in the Company’s evaluations.

Noncontrolling Interest in Consolidated Affiliate

The Financial Statements include all assets and liabilities of the less-than-100%-owned affiliate the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $511,854, $91,432, and $69,230 for the fiscal years ended September 30, 2018, 2017, and 2016, respectively, of which $261,046, $46,630, and $35,307 was attributable to the Company for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “ASC 606”), which prescribes a comprehensive new revenue recognition standard that supersedes previously existing revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard allows initial application to be performed retrospectively to each period presented or as a modified retrospective adjustment as of the date of adoption. ASC 606, also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less, and policy elections regarding shipping and handling that provides the option to account for shipping and handling costs as contract fulfillment costs.

The Company adopted ASC 606 effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 606 did not require an adjustment to the opening balance of retained earnings as of October 1, 2018.

The adoption of this ASU will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount timing and uncertainty of revenue and cash flows arising from contracts with customers.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)." This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company is currently evaluating the impact this guidance will have on our Financial Statements, and it will become effective for Alico October 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This ASU is effective for the Company for our fiscal year beginning October 1, 2018. Although permitted, the Company did not choose to elect early adoption. This ASU would impact the Company by requiring certain proceeds from insurance claims relating to property and crop damage to be reported in the statement of cash flows from investing activities in the Consolidated Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (ASC Topic 740, Income Taxes), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU is effective for the Company on October 1, 2018. This guidance is not expected to have a significant impact on our Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (Topic 350) which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within those reporting periods. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact on our consolidated financial statements.
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

As a result of the ASU, guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets.

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

The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and thus is effective for the Company for our fiscal year beginning October 1, 2018. The ASU will be applied prospectively to any transaction occurring from the date of adoption. The Company continues to evaluate the impact that the adoption of this ASU might have on our consolidated financial statements as it relates to the deferred gain on the sale of the Company’s sugarcane lands (see Note 8. “Deferred Gain on Sale”).

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and thus is effective for the Company for our fiscal year beginning October 1, 2018. We do not expect this new guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” which clarifies the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Under ASU 2016-18, an entity will be required within the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and thus is effective for the Company for our fiscal year beginning October 1, 2018. Early adoption is permitted and the Company, as such, has adopted this guidance as of September 30, 2018.

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

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity, cash flows or working capital as previously reported.

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

During the time that Alico was engaged in the business of raising and selling cattle, Alico recognized revenues from cattle sales at the time the cattle were delivered.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts of our debt approximates fair value as the debt is with commercial lenders at interest rates that vary with market conditions or have fixed rates that approximate market rates for obligations with similar terms and maturities (see Note 9. “Fair Value Measurements”).

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2018, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

Restricted cash is comprised of cash received from the sale of certain assets in which the use of funds is restricted. For certain sale transactions, the Company sells property which serves as collateral for specific debt obligations. As a result, the sale proceeds can only be used to purchase like-kind citrus groves which is acceptable to the debt holder. If the restricted cash is not used for such purchases within a twelve month period, it will be used to pay down principal on Company debt. Based on the contractual uses of restricted cash, these amounts have been classified as non-current.

Accounts receivable

Accounts receivable from customers are generated from revenues based on the sale of citrus, cattle, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts for amounts which are not probable of collection. The estimate, evaluated quarterly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status of each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The allowance for doubtful accounts is included in general and administrative expenses in the Consolidated Statements of Operations.

The following table presents accounts receivable, net as of September 30, 2018 and 2017:

(in thousands)	September 30,
	2018	2017
Accounts receivable	$2,577	$4,314
Allowance for doubtful accounts	(33)	(28)
Accounts receivable, net	$2,544	$4,286

Concentrations

Accounts receivable from the Company’s major customers as of September 30, 2018 and 2017 and revenue from such customers for the fiscal years ended September 30, 2018, 2017 and 2016, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2018	2017	2018	2017	2016	2018	2017	2016
Tropicana	$1,797	$2,506	$70,396	$111,197	$46,898	86.6%	85.6%	32.5%
Cutrale Citrus Juice	$—	$—	$—	$1,364	$22,735	—%	1.1%	15.8%
Minute Maid	$—	$—	$—	$—	$49,271	—%	—%	34.2%

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. The cost of the beef cattle inventory was based on the accumulated cost of developing such animals for sale from July 1 through the balance sheet date (see Note 3. “Inventories”). The breeding herd was sold in January 2018 (see Note 4. “Assets Held For Sale”).

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

The breeding herd consisted of purchased animals and animals raised on the Company’s ranches. Purchased animals were stated at the cost of acquisition. The cost of animals raised on the ranch was based on the accumulated cost of developing such animals for productive use. The breeding herd was sold in January 2018 (see Note 4. “Assets Held For Sale”).

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

Changes in circumstances, such as technological advances or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, Alico depreciates the asset over its revised estimated remaining useful life, thereby increasing depreciation expense (see Note 5. “Property and Equipment, Net”).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico's cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. As of September 30, 2018 and 2017, the Company recorded impairments to its long-lived assets (see Note 5. “Property and Equipment, Net”). As of September 30, 2018 and 2017, long-lived assets were comprised of property and equipment.

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

In the evaluation of goodwill for impairment, Alico has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, Alico would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise. As of September 30, 2018 and 2017, no impairment was required.

Other Non-Current Assets

Other non-current assets primarily include investments owned in agricultural cooperatives, cash surrender value on life insurance and equity investment in affiliate (Magnolia). Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal year ended September 30, 2018 and 2017, the Company recorded a valuation allowances of $5,634,000 and $581,000, respectively, relating to the unutilized capital loss carryforwards which expired. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands)	Fiscal Year Ended September 30,
	2018	2017	2016
Weighted Average Common Shares Outstanding - Basic	8,232	8,300	8,303
Effect of dilutive securities - stock options and unrestricted stock	69	—	8
Weighted Average Common Shares Outstanding - Diluted	8,301	8,300	8,311

For the fiscal years ended September 30, 2018 and 2017, the Company issued 300,000 and 750,000, respectively, stock options to certain executives of the Company. There were no employee stock options granted for the fiscal year ended September 30, 2016. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. For the fiscal year ended September 30, 2018, the Company had certain stock options that were excluded from the diluted earnings per share because they were anti-dilutive. For the fiscal year ended September 30, 2016, there were no anti-dilutive equity awards or convertible securities that were excluded from the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury.

Total stock-based compensation expense for the three years ended September 30, 2018 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2018	2017	2016
Stock compensation expense:
Executives	$1,754	$880	$150
Board of Directors	859	773	774
Total stock compensation expense	$2,613	$1,653	$924

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

In May 2010, the Company invested $12,150,000 to obtain a 39% limited partner equity interest in Magnolia TC 2, LLC (“Magnolia”), a Florida limited liability company whose primary business activity is acquiring tax certificates issued by various counties in the state of Florida on properties which have property tax delinquencies. Revenues are recognized by Magnolia when the interest obligation under the tax certificates it holds becomes a fixed amount. In order to redeem a tax certificate in Florida, a minimum of 5% of the face amount of the certificate (delinquent taxes) must be paid to the certificate holder regardless of the amount of time the certificate has been outstanding. Expenses include an acquisition fee of 1%, interest expense, a monthly management fee and other administrative costs. The investment in Magnolia is accounted for in accordance with the equity method of accounting, whereby the Company records its 39% interest in the reported income or loss of the fund each quarter and is included in other non-current assets in the Consolidated Balance Sheets. Based on the September 30, 2018 unaudited internal financial statements of Magnolia, the Company recognized net investment gain of approximately $8,000 for the fiscal year ended September 30, 2018. The Company recognized net investment loss of approximately $202,000 and approximately $103,000 for the fiscal years ended September 30, 2017 and 2016, respectively. Net investment income is included in Investment and interest income (loss), net in the Consolidated Statements of Operations. Magnolia made certain distributions during the fiscal years ended September 30, 2018, 2017 and 2016; the Company’s share of those distributions was approximately $25,000, $324,000, and $171,000, respectively. At September 30, 2018, the Company did not have an investment in Magnolia.

Note 3. Inventories

Inventories consist of the following at September 30, 2018 and September 30, 2017:

(in thousands)	September 30,
	2018	2017
Unharvested fruit crop on the trees	$39,888	$32,145
Beef cattle	—	1,954
Other	1,145	2,105
Total inventories	$41,033	$36,204

In September 2017, the State of Florida’s citrus business, including the Company’s unharvested citrus crop, was significantly impacted by Hurricane Irma. The impact of Hurricane Irma resulted in the premature drop of unharvested fruit and damage to citrus trees, which will impact fruit production until such time as the citrus trees recover, potentially through the 2018/2019 harvest season. The Company undertook a process to estimate the amount of inventory casualty loss as of the date of Hurricane Irma. Such process included a number of factors including: (1) touring all of the citrus groves by operational personnel to assess the estimated fruit drop by grove and the impact of damage to the citrus trees; (2) consideration of independent estimates of the reduced citrus production for the State of Florida; and (3) an estimate of fruit the Company expects to produce for the 2017/2018 harvest season after Hurricane Irma. As a result, the Company recorded a casualty loss to reduce the carrying value of unharvested fruit crop on trees inventory by approximately $13,489,000.

During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims, and approximately $8,952,000 for crop claims, which have been recorded as contra-expenses in operating expenses. The Company has additional property and casualty insurance claims outstanding, and is awaiting determination of what additional proceeds are to be received, if any. Insurance proceeds are recorded in the period they are both probable and reasonably estimable.

In addition to the remaining commercial insurance claims which have been submitted, the Company may be eligible for Irma federal relief programs distributed by the Farm Service Agency under the 2017 Wildfires and Hurricane Indemnity Program (2017 WHIP) as well as block grants that will be administered through the State of Florida. The specifics of these programs are still being finalized, and at this time the Company cannot determine the amount of federal relief funds, if any, which will be received, or when these funds will be disbursed.

After determining and applying the amount of loss due to shrinkage to the inventory value, the Company evaluated the remaining inventory and determined an additional reduction was necessary in the amounts of $1,115,000 and $1,199,000 to properly reflect the net realizable value of such inventory at September 30, 2018 and September 30, 2017, respectively.

Note 4. Assets Held For Sale

The following assets have been classified as assets held for sale as of September 30, 2018 and September 30, 2017:

(in thousands)
	Carrying Value
	Twelve Months Ended September 30,
	2018	2017
Office Building	$—	$3,214
Nursery - Gainesville	—	6,500
Chancey Bay	—	4,179
Gal Hog	—	70
Breeding Herd	—	5,858
Trailers	456	1,162
Frostproof Parcels	176	—
East Ranch Parcels	759	—
Total Assets Held For Sale	$1,391	$20,983

On May 2, 2018, the Company sold its Gal Hog property for approximately $7,300,000 and recognized a gain of approximately $6,709,000.

On February 12, 2018, the Company sold its property at Chancey Bay for approximately $4,200,000 and realized a loss of approximately $51,000. As part of the transaction, the Company paid the purchaser rent of $200,000 in exchange for Alico retaining the rights of harvesting and selling of the fruit in the 2017/2018 harvest season.

On February 9, 2018, the Company sold its nursery located in Gainesville for approximately $6,500,000 and realized a gain of approximately $111,000.

On January 25, 2018, the Company sold its breeding herd to a third party for approximately $7,800,000. As part of this transaction, the purchaser is leasing grazing and other rights on the Alico Ranch from the Company at a rate of $100,000 per month. Upon the sale of a parcel within the East Ranch, the lease rate was adjusted to $98,750 per month.

On January 19, 2018, the Company sold certain trailers to a third party for $500,000. The Company received $125,000 and the remaining portion is to be paid in accordance with the terms of a promissory note, which bears interest at 5% and is payable in equal monthly amortization payments over a period of three years. During the fourth quarter 2018, the Company sold additional trailers for $31,000.

On October 30, 2017, the Company sold its corporate office building in Fort Myers, Florida for $5,300,000 and realized a gain of approximately $1,751,000. The sales agreement provides that the Company lease back a portion of the office space for five years. Such lease is classified as an operating lease.

The Company recorded an impairment loss of approximately $150,000 and $4,131,000 for the fiscal years ended September 30,
2018 and 2017, respectively, on those assets classified as assets held for sale as of September 30, 2018 and 2017, respectively. These impairments are included in operating expenses on the Consolidated Statements of Operations.

The Company has used a portion of the proceeds to pay down debt (see Note 6. "Long-Term Debt and Lines of Credit") and repurchase common shares, and plans to use the remaining cash proceeds from the sale of these assets towards future working capital requirements and other corporate purposes.

Note 5. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2018 and September 30, 2017:

(in thousands)	September 30,
	2018	2017
Citrus trees	$264,714	$258,949
Equipment and other facilities	53,544	54,592
Buildings and improvements	8,052	8,835
Total depreciable properties	326,310	322,376
Less: accumulated depreciation and depletion	(91,858)	(82,443)
Net depreciable properties	234,452	239,933
Land and land improvements	105,951	109,404
Net property and equipment	$340,403	$349,337
On September 29, 2018, the Company sold its property at Island Pond for $7,900,000. As Island Pond was collateralized under one of the Company’s loan documents, $7,000,000 of the proceeds is restricted in use (see Note 2. “Summary of Significant Accounting Policies”).

On September 28, 2018, the Company sold a parcel within the East Ranch for $1,920,000 and realized a gain of $1,759,000.

On March 30, 2018, the Company sold property located on its Winter Haven location for approximately $225,000 and recognized a loss of approximately $50,000. This asset was classified as an asset held for sale during the first quarter of fiscal year 2018.

On March 15, 2018, the Company sold certain parcels comprised of citrus trees and land located on its Ranch One grove for approximately $586,000, and recognized a loss of approximately $87,000.

On February 2, 2017, the Company sold 49 acres of land and facilities in Hendry County, Florida, to its former tenant for $2,200,000, resulting in a gain of approximately $1,371,000, which is included in gain on sale of real estate on the Consolidated Statement of Operations for the fiscal year ended September 30, 2017.

During the fiscal year ended September 30, 2018, the Company recorded impairments aggregating to approximately $2,084,000; $1,032,000 relating to Island Pond and $1,052,000 relating to certain citrus trees damaged by Hurricane Irma and from other natural attrition.

During the fiscal year ended September 30, 2017, the Company recorded impairments aggregating to approximately $5,215,000 on certain mines located within its properties and other property and equipment related to the Company's decision to phase out its operation at one of its nurseries.

These impairments incurred for the fiscal years ended September 30, 2018 and 2017 are included in operating expenses on the Consolidated Statements of Operations.

Note 6. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at September 30, 2018 and September 30, 2017:

	September 30, 2018		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$95,938	$836	$99,062	$954
Met Variable-Rate Term Loans	46,719	385	49,594	439
Met Citree Term Loan	4,925	44	5,000	49
Pru Loans A & B	17,417	241	23,030	258
Pru Loan E	4,675	17	4,895	25
Pru Loan F	4,675	40	4,895	42
	174,349	1,563	186,476	1,767
Less current portion	5,275	—	4,550	—
Long-term debt	$169,074	$1,563	$181,926	$1,767

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization, at September 30, 2018 and September 30, 2017:

	September 30, 2018		September 30, 2017
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)
Lines of Credit:
RLOC	$—	$58	$—	$109
WCLC	2,685	78	—	153
Lines of Credit	$2,685	$136	$—	$262

Future maturities of long-term debt and line of credit as of September 30, 2018 are as follows:

(in thousands)

Due within one year	$5,275
Due between one and two years	10,963
Due between two and three years	14,990
Due between three and four years	13,440
Due between four and five years	10,755
Due beyond five years	121,611
Total future maturities	$177,034

Interest costs expensed and capitalized were as follows:

(in thousands)
	Fiscal Year Ended September 30,
	2018	2017	2016
Interest expense	$8,561	$9,141	$9,893
Interest capitalized	933	294	172
Total	$9,494	$9,435	$10,065
Debt

The Company refinanced its outstanding debt obligations on December 3, 2014 in connection with an acquisition. These credit facilities initially included $125,000,000 in fixed interest rate term loans (“Met Fixed-Rate Term Loans”), $57,500,000 in variable interest rate term loans (“Met Variable-Rate Term Loans”), a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,762 gross acres of ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. Interest on the term loans is payable quarterly.

The interest rates on the Met Variable-Rate Term Loans were 3.99% per annum and 2.96% per annum as of September 30, 2018 and September 30, 2017, respectively.

The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarters of fiscal year 2018, the Company elected not to make its principal payment and utilized its prepayment to satisfy its principal payment requirements for such quarters. At September 30, 2018, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.

The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 3.99% per annum and 2.96% per annum as of September 30, 2018 and September 30, 2017, respectively. Availability under the RLOC was $25,000,000 as of September 30, 2018.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.85% per annum and 2.99% per annum as of September 30, 2018 and September 30, 2017, respectively. The WCLC agreement was amended on September 20, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $57,015,000 as of September 30, 2018.

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

As of September 30, 2018, there was an outstanding balance on the WCLC of $2,685,000. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of September 30, 2018, there was approximately $10,300,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $123,000 of financing costs were incurred for the fiscal year ended September 30, 2018 and September 30, 2017, respectively, in connection with letters of credit. These costs are also being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,357,000 and $1,655,000 at September 30, 2018 and 2017, respectively.

The credit facilities above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding year, or approximately $162,300,000 for the year ending September 30, 2018, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2018, the Company was in compliance with these financial covenants.

Credit facilities also include a Met Life term loan collateralized by real estate owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. At September 30, 2018 and 2017, there was an outstanding balance of $4,925,000 and $5,000,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $44,000 and $49,000 at September 30, 2018 and 2017, respectively.

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum ("Pru Loans A & B"). Principal of $290,000 is payable quarterly, together with accrued interest. The Company may prepay up to $5,000,000 of principal without penalty. On February 15, 2015, Silver Nip Citrus made a prepayment of $750,000. In addition, the Company made prepayments of approximately $4,453,000 in the second fiscal quarter of 2018 with the sale of certain properties which were collateralized under these loans. As such, the Company exceeded the allowed $5,000,000 prepayment by approximately $203,000 and was required to make a premium payment of approximately $22,000. The loans are collateralized by real estate in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.

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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy W. Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement, measured on an annual basis, was reduced from 1.50 to 1.00 to 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2018, the most recent measurement date.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $298,000 and $325,000 at September 30, 2018 and 2017, respectively.

Note 7. Accrued Liabilities

Accrued Liabilities consist of the following at September 30, 2018 and September 30, 2017:

(in thousands)	September 30,
	2018	2017
Ad valorem taxes	$2,196	$2,648
Accrued interest	1,191	1,165
Accrued employee wages and benefits	3,115	1,320
Inventory received but not invoiced	726	—
Accrued dividends	492	494
Current portion of deferred retirement obligations	345	315
Accrued insurance	223	166
Accrued tender offer consulting charges	274	—
Other accrued liabilities	664	673
Total accrued liabilities	$9,226	$6,781

Note 8. Deferred Gain on Sale

Deferred gain on sale consists of the following at September 30, 2018 and September 30, 2017:

(in thousands)	September 30,
	2018	2017
Deferred gain on sale	$26,167	$27,482
Annual guarantee payment, net	(1,239)	(1,042)
Total deferred gain on sale	$24,928	$26,440

Estimated payments over the remaining term of the post-closing agreement arising out of the 2014 sale of property to Global Ag Properties, LLC are summarized in the following table.

(in thousands)

2019	$2,871
2020	3,264
2021	3,681
2022	4,123
2023	4,572
Thereafter	13,804
Total	$32,315
These estimated payments represent undiscounted cash flows.

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

The sales price is subject to post-closing adjustments over a ten year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represents the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement (see below). A net gain of approximately $13,613,000 was recognized at the time of the sale.

The Company estimated its maximum exposure to loss over the ten year period to total approximately $42,172,000 on an aggregate undiscounted basis. This estimated maximum exposure to loss was discounted at five percent to determine the initial deferred gain. In May 2018, 2017 and 2016 the Company made payments of $1,889,000 and $1,580,000 and $1,702,000, respectively, to Global pursuant to the sales contract. The amount of USSC’s lease is tied to the market price of sugar, and the Company's payment is required annually in advance, to supplement the lease paid by USSC in the event that the sugar prices are below certain thresholds. The Company has recognized approximately $1,361,000, $1,413,000 and $1,406,000 in interest expense and approximately $967,000, $538,000 and $618,000 of the deferred gain for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Note 9. Fair Value Measurements

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities as of September 30, 2018 and 2017, approximate their fair value because of the immediate or short term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations. The majority of our non-financial instruments, which include inventories and property and equipment, are not required to be carried at fair value on a recurring basis. The Company has certain assets classified as Assets Held for Sale which have been recorded at the lower of carrying value or the estimated fair value less costs to sell.

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

The following table represents certain assets held for sale as of September 30, 2018, which have been measured at fair value on a non-recurring basis (see Note 4. for complete listing of assets held for sale):

•	Level 1- Observable inputs such as quoted prices in active markets;

•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3- Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

The following table represents certain assets held for sale as of September 30, 2018, which have been measured at fair value on a non-recurring basis (see Note 4. Assets Held for Sale):

	Fair Value Hierarchy	Carrying Value	Adjustment to Fair Value	Fair Value
Trailers	Level 3	$606	$150	$456

The following table represents certain assets held for sale as of September 30, 2017, which have been measured at fair value on a non-recurring basis (see Note 4. "Assets Held For Sale"):

	Fair Value Hierarchy	Carrying Value	Adjustment to Fair Value	Fair Value
Nursery - Gainesville	Level 3	$10,107	$3,607	$6,500
Chancey Bay	Level 3	$4,587	$408	$4,179
Trailers	Level 3	$1,278	$116	$1,162

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses relating to the Company’s assets for the fiscal years ended as of September 30, 2018 and 2017.

The Company uses third-party service providers to assist in the evaluation of investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.08% and 4.08% as of September 30, 2018 and 2017, respectively.

Note 10. Common Stock and Options

Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015. The Company’s 2015 Plan provides for grants to executives in various forms including restricted shares of the Company’s common stock and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.

Restricted Stock

In November 2017, the Company awarded 5,000 restricted shares of the Company’s common stock (“Restricted Stock”) to one senior executive under the 2015 Plan at a weighted average fair value of $31.95 per common share, vesting over two and a half years.

The following table represents a summary of the status of the Company’s nonvested shares is as follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested Shares at September 30, 2015	12,500	$49.49
Granted during fiscal year 2016	—	—
Vested during fiscal year 2016	(2,233)	$49.50
Forfeited during fiscal year 2016	—	—
Nonvested Shares at September 30, 2016	10,267	$49.49
Granted during fiscal year 2017	—	—
Vested during fiscal year 2017	(4,933)	$49.58
Forfeited during fiscal year 2017	—	—
Nonvested Shares at September 30, 2017	5,334	$49.39
Granted during fiscal year 2018	5,000	$31.95
Vested during fiscal year 2018	(3,001)	$39.70
Forfeited during fiscal year 2018	—	—
Nonvested Shares at September 30, 2018	7,333	$41.46

Stock compensation expense related to the Restricted Stock totaled approximately $137,000, $264,000 and $150,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

There was approximately $172,000 and $149,000 of unrecognized stock compensation costs related to the Restricted Stock grants at September 30, 2018 and 2017, respectively.

Stock Options

Stock option grants of 210,000 options to Mr. Trafelet and 90,000 options to Mr. Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2018, the Company’s stock was trading at $33.80 per share, and during fiscal year 2018 the stock did not trade above $35.00 per share; accordingly, none of the stock options are vested at September 30, 2018.

Stock option grants of 300,000 options to Mr. Trafelet and 225,000 options to each of Messrs. Slack and Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option exercise price for these options was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2018, the Company’s stock was trading at $33.80 per share, and during fiscal year 2018 the stock did not trade above $60.00 per share; accordingly, none of the stock options are vested at September 30, 2018.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted. As such, the remaining unrecognized expense associated with these options of approximately $783,000 was accelerated and recorded for the fiscal year ended September 30, 2018.

The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance - September 30, 2016	—	$—	0.00	—
Granted during fiscal year 2017	750,000	$27.15	3.33	—
Forfeitures/expired in fiscal year 2017	—	$—	0.00	—
Exercised during fiscal year 2017	—	$—	0.00	—
Balance - September 30, 2017	750,000	$27.15	2.58	—
Granted during fiscal year 2018	300,000	$33.60	3.25	—
Forfeitures/expired in fiscal year 2018	(375,000)	$27.15	1.86	—
Exercised during fiscal year 2018	—	$—	0.00	—
Balance - September 30, 2018	675,000	$30.02	2.22	—

Stock compensation expense related to the options totaled approximately $1,617,000 and $616,000 for the fiscal years ended September 30, 2018 and 2017, respectively. No stock compensation expense related to options was recorded for the fiscal year ended September 30, 2016.

At September 30, 2018 and 2017, there was approximately $2,174,000 and $2,030,000, respectively, of total unrecognized stock compensation costs related to nonvested share-based compensation for the option grants.

The fair value of the 2016 Option Grants and 2018 Option Grants was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different time-frames for the various market conditions being met.

2018 Option Grant

Expected Volatility	30.0%
Expected Term (in years)	3.32
Risk Free Rate	2.80%

The weighted-average grant-date fair value of the 2018 Option Grants was $7.40. There were no additional stock options granted or exercised for the fiscal year ended September 30, 2018.

2016 Option Grant

Expected Volatility	32.19%
Expected Term (in years)	2.6 - 4.0
Risk Free Rate	2.45%

The weighted-average grant-date fair value of the 2016 Option Grants was $3.53. There were no additional stock options granted, exercised or forfeited for the fiscal year ended September 30, 2017.

As of September 30, 2018, there remained 557,500 common shares available for issuance under the 2015 Plan.

Note 11. Treasury Stock

In fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (collectively, the "2017 Authorization"). In March 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017, and continuing through March 9, 2019. In May 2017, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017, and continuing through May 24, 2019. The stock repurchases made under this repurchase were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

In September 2013, the Board of Directors authorized the repurchase of up to 105,000 shares of the Company’s common stock beginning in November 2013 and continuing through April 2018. In fiscal year 2016, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continuing through February 17, 2017 (the "2016 Authorization"). In fiscal year 2015, the Board of Directors authorized the repurchase of up to 170,000 shares of the Company’s common stock beginning March 25, 2015, and continuing through December 31, 2016.

During fiscal year 2018, the Company purchased 72,266 shares at a cost of $2,214,756 under the 2017 Authorization. As of June 29, 2018, the Company suspended its stock repurchase activity; however, if the Company chooses to resume repurchasing stock it has $1,676,443 available to repurchase stock under the 2017 Authorization.

The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2018, 2017 and 2016:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2018	72,266	$30.65	722,406	$2,215
2017	104,145	$29.42	650,140	$3,064
2016	78,446	$40.04	545,995	$3,141

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2015	90,565	$3,962
Purchased	78,446	3,141
Issued to Employees and Directors	(35,478)	(1,035)
Issued to former Silver Nip Citrus equity holders	(32,923)	(1,483)

Balance at September 30, 2016	100,610	4,585
Purchased	104,145	3,064
Issued to Employees and Directors	(27,440)	(1,147)

Balance at September 30, 2017	177,315	6,502
Purchased	72,266	2,215
Issued to Employees and Directors	(33,393)	(1,181)

Balance at September 30, 2018	216,188	$7,536

Note 12. Income Taxes

The provision (benefit) for income tax for the years ended September 30, 2018, 2017 and 2016 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2018	2017	2016
Current:
Federal income tax	$1,961	$102	$244
State income tax	384	—	—
Total current	2,345	102	244

Deferred:
Federal income tax	(3,917)	(3,286)	4,538
State income tax	1,962	(662)	739
Total deferred	(1,955)	(3,948)	5,277
Provision (benefit) for income taxes	$390	$(3,846)	$5,521

Income tax provision (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 24.53%, based on a blended rate calculation, to income (loss) before income taxes for the fiscal year ended September 30, 2018 and 35% for the fiscal years ended September 30, 2017 and 2016 as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2018	2017	2016
Tax at the statutory federal rate	$3,198	$(4,670)	$4,382
Increase (decrease) resulting from:
State income taxes, net of federal benefit	857	(402)	457
Permanent and other reconciling items, net	221	548	773
Expiration of capital loss carryforward	5,634	581	—
Reduction in deferred tax liability resulting from the Act	(9,847)	—	—
Stock option cancellation	347	—	—
Other	(20)	97	(91)
Provision (benefit) for income taxes	$390	$(3,846)	$5,521

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2018, and 2017 are presented below:

(in thousands)	September 30,
	2018	2017
Deferred tax assets:
Deferred retirement benefits	$1,114	$1,712
Investment in Citree	89	45
Deferred gain recognition	6,318	10,199
Goodwill	20,095	33,233
Inventories	711	6,435
Stock compensation	261	292
Accrued bonus	612	248
Capital loss carryforwards	—	9,462
Tax credits	28	293
Net operating losses	—	3,160
Intangibles	620	1,027
Other	190	332
Total deferred tax assets	30,038	66,438

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	162	357
Property and equipment	54,925	91,995
Accrual-to-cash method	—	950
Prepaid insurance	104	220
Investment in Magnolia	—	24
Total deferred tax liabilities	55,191	93,546
Net deferred income tax liabilities	$(25,153)	$(27,108)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act contains significant changes to corporate taxes, including a permanent reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s statutory rate for fiscal year ended September 30, 2018 was 24.53%, based on a fiscal year blended rate calculation. The 21% U.S. corporate tax rate will apply to fiscal years ending September 30, 2019 and each year thereafter.

Additionally, the Act requires a one-time remeasurement of certain tax related assets and liabilities. During the first fiscal quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act, including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the fiscal year ended September 30, 2018. The amounts recorded for the fiscal year ended September 30, 2018 for the remeasurement of deferred taxes principally relate to the reduction in the U.S. corporate income tax rate. For the fiscal year ended September 30, 2018, the Company has recorded a tax benefit of approximately $9,847,000 to account for these deferred tax impacts.

Note 13. Segment Information

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Alico Citrus and Water Resources and Other Operations.

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

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2018	2017	2016
Revenues:
Alico Citrus	$78,121	$123,441	$137,282
Water Resources and Other Operations	3,160	6,388	6,914
Total revenues	81,281	129,829	144,196

Operating expenses:
Alico Citrus	51,709	111,947	102,347
Water Resources and Other Operations	3,979	8,952	6,790
Total operating expenses	55,688	120,899	109,137

Gross profit (loss):
Alico Citrus	26,412	11,494	34,935
Water Resources and Other Operations	(819)	(2,564)	124
Total gross profit (loss)	$25,593	$8,930	$35,059

Capital expenditures:
Alico Citrus	$15,968	$11,738	$10,393
Water Resources and Other Operations	304	646	2,293
Other Capital Expenditures	80	969	1,619
Total capital expenditures	$16,352	$13,353	$14,305

Depreciation, depletion and amortization:
Alico Citrus	$13,467	$14,054	$13,982
Water Resources and Other Operations	219	652	932
Other Depreciation, Depletion and Amortization	70	520	468
Total depreciation, depletion and amortization	$13,756	$15,226	$15,382

(in thousands)	September 30,
	2018	2017
Assets:
Alico Citrus	$405,752	$387,972
Water Resources and Other Operations	15,904	24,819
Other Corporate Assets	1,766	6,391
Total Assets	$423,422	$419,182

Note 14. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP provides a fixed supplemental retirement benefit for 180 months. The MSP was frozen as of September 30, 2017. As a result, no new participants are being added to the MSP and no further benefits are accumulating. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.08% and 4.08% in fiscal years 2018 and 2017, respectively.

Actuarial gains or losses are recognized when incurred; therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the Consolidated Balance Sheets.

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2018	2017	2016
Service cost	$—	$200	$213
Interest cost	293	140	210
Recognized actuarial gain (loss) adjustment	16	(78)	(5)
Total	$309	$262	$418

The following provides a roll-forward of the MSP benefit obligation:

(in thousands)	September 30,
	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,438	$4,543
Service cost	—	200
Interest cost	293	140
Benefits paid	(350)	(367)
Recognized actuarial gain (loss) adjustment	16	(78)
Benefit obligation at end of year	$4,397	$4,438

Funded status at end of year	$(4,397)	$(4,438)

Effective September 30, 2018, the Company terminated the MSP. Under the MSP termination, payout for benefits covered under the applicable Internal Revenue Code regulations cannot commence until at least twelve months following plan termination decision, but must be fully paid out within twenty-four (24) months following plan termination. The MSP is unfunded and benefits are paid as they become due. The estimated future benefit payments under the plan for the next twelve months is approximately $357,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of September 30, 2018, the Rabbi Trust had no assets, and no change of control had occurred.

Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $342,000, $445,000 and $401,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s paid contribution to the Profit Sharing Plan was $0, $378,000, and $291,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Note 15. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he will continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provides that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson will be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provides that Mr. Wilson serve as a consultant to the Company during 2017 and received an aggregate consulting fee of $750,000 for such services ($200,000 paid in an initial lump sum, $275,000 paid in a lump sum on July 1, 2017, and $275,000 paid in six equal monthly installments commencing July 31, 2017 and ended December 31, 2017). As of September 30, 2017, the Company satisfied its obligation to Mr. Wilson in full, including a prepayment of $187,500. The Company expensed $187,500 and $562,500 for the fiscal years ended September 30, 2018 and September 30, 2017, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.

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

JD Alexander

On November 6, 2013, JD Alexander tendered his resignation as Chief Executive Officer, and as an employee of the Company, subject to and effective immediately after the Closing of the Share Purchase transaction on November 19, 2013. Mr. Alexander’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On November 6, 2013, the Company and Mr. Alexander also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Alexander will provide consulting services to the Company during the two-year period after the Closing, (ii) Mr. Alexander agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the Closing, and (iii) the Company paid Mr. Alexander for such services and covenants $2,000,000 in twenty-four monthly installments. The Company expensed approximately $0, $0 and $167,000 under the Consulting and Non-Competition Agreement for the fiscal years ended September 30, 2018, 2017 and 2016.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company expensed approximately $0, $100,000 and $200,000 under the Consulting and Non-Competition Agreement for fiscal years ended September 30, 2018, 2017 and 2016, respectively.

W. Mark Humphrey

On June 1, 2015, W. Mark Humphrey tendered his resignation as Senior Vice President and Chief Financial Officer, and as an employee of the Company. On June 1, 2015, the Company and Mr. Humphrey entered into a Separation and Consulting Agreement under which (i) Mr. Humphrey will provide consulting services to the Company for a one-year period after his resignation, and (ii) Mr. Humphrey will be entitled to the following benefits: (a) $100,000 in cash in a lump sum and (b) a consulting fee of $350,000 payable monthly during the period commencing on his resignation date and ending on the first anniversary of his resignation date. The Company expensed approximately $0, $0 and $238,000 under the Separation and Consulting Agreement for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. On June 1, 2015 the Company appointed John E. Kiernan to serve as Senior Vice President and Chief Financial Officer. Effective September 1, 2015, Mr. Humphrey was appointed to serve as Senior Vice President and Chief Accounting Officer, and continued to receive monthly payments under The Consulting Agreement through the first anniversary of his resignation date. Mr. Humphrey resigned as Senior Vice President and Chief Accounting Officer and as an employee of the Company effective April 3, 2017.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw & Co., LLC (“TBCO”), whereby the Company will reimburse TBCO for use of office space and various administrative and support services. The annual cost of the office and services is approximately $618,000. The agreement will expire in December 2018. The Company expensed approximately $592,000, $564,000 and $479,000 under the Shared Services Agreement for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. As of September 30, 2018 and 2017, the Company had outstanding amounts due of approximately $163,000 and $148,000, respectively.

Note 16. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases for equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $1,062,000, $725,000, and $667,000 for the years ended September 30, 2018, 2017 and 2016, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)

2019	$319
2020	166
2021	169
2022	175
2023	14
Total	$843

Purchase Commitments

During fiscal year 2018, the Company entered into contracts to purchase citrus trees. As of September 30, 2018, the Company had approximately $2,161,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Letters of Credit

The Company has outstanding standby letters of credit in the total amount of approximately $10,300,000 at September 30, 2018 and September 30, 2017, respectively, to secure its various contractual obligations.

Legal Proceedings

Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The plaintiffs in the Florida Litigation seek, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) is valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent are null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

On November 28, 2018, the parties in the Florida Litigation stipulated to an order which provides, pending the resolution of the Delaware Litigation (as defined below), that (1) the record date for the Purported Consent is stayed indefinitely, and (2) Mr. Trafelet and the Company’s Board of Directors shall not take any action out of routine day-to-day operations conducted in the ordinary course of business, including any action to change the corporate governance of Alico or removing any corporate officers or directors from positions held as of November 27, 2018.

Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Florida Litigation at this time, and we can give no assurance that the Florida Litigation will not have a material adverse effect on our financial position or results of operations.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Remy W. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs seek, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734 Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and the 734 Consent (described above), and (2) the Purported Consent is invalid under the LLC Agreement.

Also on November 20, 2018, 734 Agriculture filed a lawsuit contesting the 734 Consent in the Delaware Court, captioned 734 Agriculture v. Arlon Valencia Holdings, LLC, C.A. No. 2018-0844-JTL (the “734 Delaware Litigation”). On November 27, 2018, the Delaware Court entered a stipulated order consolidating the Members’ Delaware Litigation and the 734 Delaware Litigation into a single lawsuit, captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL (the consolidated suit, the “Delaware Litigation”).

On December 5, 2018, the Delaware Court entered a stipulated status quo order which provides, among other things, that 734 Agriculture shall serve as the managing member of 734 Investors during the pendency of the Delaware Litigation. The status quo order also provides that 734 Agriculture shall not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares of the Company’s common stock beneficially owned by 734 Investors.

Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Delaware Litigation at this time, and we can give no assurance that Delaware Litigation will not have a material adverse effect on our financial position or results of operations.

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

Note 17. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2018, and 2017 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2017	2016	2018	2017	2018	2017	2018	2017

Total operating revenue	$17,533	$17,445	$35,600	$56,200	$26,517	$51,518	$1,631	$4,666
Total operating expenses	16,951	14,692	27,767	41,684	14,603	36,510	(3,633)	28,013

Gross profit	582	2,753	7,833	14,516	11,914	15,008	5,264	(23,347)

General and administrative	3,886	3,788	3,073	3,399	2,955	3,709	5,144	4,128
Other (expense) income, net	(375)	(1,981)	(2,140)	(912)	5,074	(2,162)	96	(2,193)

Income (loss) before income taxes	(3,679)	(3,016)	2,620	10,205	14,033	9,137	216	(29,668)
Income tax expense (benefit)	(12,417)	(1,273)	8,150	4,321	4,941	3,665	(284)	(10,559)

Net income (loss)	8,738	(1,743)	(5,530)	5,884	9,092	5,472	500	(19,109)

Net loss attributable to noncontrolling interests	8	8	16	(51)	8	7	218	81

Net income (loss) attributable to Alico Inc. common stockholders	$8,746	$(1,735)	$(5,514)	$5,833	$9,100	$5,479	$718	$(19,028)

Earnings per share:
Basic	$1.06	$(0.21)	$(0.67)	$0.70	$1.11	$0.66	$0.09	$(2.29)
Diluted	$1.05	$(0.21)	$(0.67)	$0.70	$1.09	$0.66	$0.09	$(2.29)

Note - Total operating expenses for the fiscal quarter ended September 30, 2017 include an inventory casualty loss and net realizable value adjustment of approximately $14,688,000 and impairments of long-lived assets of approximately $9,346,000. Total operating expenses for the fiscal quarter ended June 30, 2018 include insurance proceeds relating to Hurricane Irma of $477,000 for property and casualty damage claims and $3,726,000 for crop claims. Total operating expenses for the fiscal quarter ended September 30, 2018 included insurance proceeds relating to the Hurricane Irma of $5,226,000 for crop damage claims (see Note 3. “Inventories”, Note 4. “Assets Held For Sale” and Note 5. “Property and Equipment, Net” for further information).

Note 18. Subsequent Events

On October 3, 2018, the Company completed a tender offer of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. 734 Investors, Alico's largest stockholder since 2013, participated in the tender offer and sold a small percentage of its holdings.

A stock option grant of 10,000 options was made to Mr. Kiernan on October 25, 2018. The option price was set at $33.34, the closing price on October 25, 2018. This grant will vest as follows: (i) 3,333 options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. This grant will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

During the fourth fiscal quarter ended September 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2018. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2019 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

3.1		Restated Certificate of Incorporation, dated February 17, 1972 (incorporated by reference to Exhibit 3.1 of Alico's filing on Form 10-K dated December 11, 2017)
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
10.1
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, L.L.C., Alico Land Development, Inc., and Alico Citrus Nursery, L.L.C., as Borrowers and Rabo Agrifinance, Inc., as Lender (incorporated by reference to Exhibit 10.2 of Alico's filing on Form 8-K dated December 5, 2014)

10.2		Purchase and Sale Agreement dated August 7, 2014 (incorporated by reference to Exhibit 10.10 of Alico’s filing on Form 10-K dated December 12, 2014)
10.3	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)
10.4	*	Management Security Plan(s) Trust Agreement (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2013)
10.5
Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 11, 2014)

10.6	***
First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014)

10.7	***
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender (incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014)

10.8
Shared Services Agreement by and between Alico, Inc. and Trafelet Brokaw Capital Management, L.P. dated July 23, 2018 (incorporated by reference to Exhibit 10.1 of Alico's filing on Form 10-Q dated August 6, 2018)

10.9
Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the "Prudential Loan Agreement") (incorporated by reference to Exhibit 10.16 of Alico’s filing on Form 10-K dated December 10, 2015)

10.10
Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.17 of Alico’s filing on Form 10-K dated December 10, 2015)

10.11
Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.18 of Alico’s filing on Form 10-K dated December 10, 2015)

10.12
Promissory Note C, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.19 of Alico’s filing on Form 10-K dated December 10, 2015)

10.13	First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.20 of Alico’s filing on Form 10-K dated December 10, 2015)
10.14
Promissory Note D, dated March 26, 2013, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.21 of Alico’s filing on Form 10-K dated December 10, 2015)

10.15
Loan Agreement, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC ("Loan E and F") (incorporated by reference to Exhibit 10.22 of Alico’s filing on Form 10-K dated December 10, 2015)

10.16
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

10.18	First Amendment to Loan Agreement, dated April 23, 2015 (Loan E and F) (incorporated by reference to Exhibit 10.25 of Alico’s filing on Form 10-K dated December 10, 2015)
10.19	Second Amendment to the Loan Agreement, dated September 4, 2014 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.26 of Alico’s filing on Form 10-K dated December 10, 2015)
10.20	Third Amendment to the Loan Agreement, dated April 23, 2015 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.27 of Alico’s filing on Form 10-K dated December 10, 2015)
10.21
Cancellation and Termination of Note D, dated April 23, 2015, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.28 of Alico’s filing on Form 10-K dated December 10, 2015)

10.22	First Amendment to Credit Agreement and Consent with Rabo Agrifinance, Inc. dated February 26, 2015 (incorporated by reference to Exhibit 10.29 of Alico’s filing on Form 10-K dated December 10, 2015)
10.23	Second Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 16, 2015 (incorporated by reference to Exhibit 10.30 of Alico’s filing on Form 10-K dated December 10, 2015)
10.24
Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015 (incorporated by reference to Exhibit 10.31 of Alico’s filing on Form 10-K dated December 10, 2015)

10.25
Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015 (incorporated by reference to Exhibit 10.32 of Alico’s filing on Form 10-K dated December 10, 2015)

10.26
Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico's filing on Form 10-K dated December 6, 2016)

10.27
Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico's filing on Form 10-K dated December 6, 2016)

10.28
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

10.29		Employment Agreement dated June 1, 2015 between Alico, Inc. and John Kiernan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on June 1, 2015)
10.30
Separation and Consulting Agreement dated December 31, 2016 between Alico, Inc. and Clayton G. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on January 4, 2017)

10.31		Employment Agreement dated December 31, 2016 between Alico, Inc. and Remy W. Trafelet (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on January 4, 2017)
10.32		Employment Agreement dated December 31, 2016 between Alico, Inc. and Henry R. Slack (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on January 4, 2017)
10.33		Employment Agreement dated March 27, 2013 between Alico, Inc. and George R. Brokaw (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on January 4, 2017)
10.34		Offer of Employment Letter dated June 16, 2017 between Richard Rallo and Alico, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on August 7, 2017)
10.35
Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.38 of Alico's filing on Form 10-K dated December 11, 2017)

10.36
Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.39 of Alico's filing on Form 10-K dated December 11, 2017)

10.37
Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017

10.38
Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018

10.39
Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018

10.40
Third Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018

21.0		Subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*	Denotes a management contract or compensatory plan, contract or arrangement.
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

ALICO, INC. (Registrant)

December 6, 2018	By:	/s/ Henry R. Slack
Henry R. Slack
Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 6, 2018	Executive Chairman and Director (Principal Executive Officer)	/s/ Henry R. Slack
Henry R. Slack

December 6, 2018	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	/s/ John E. Kiernan
John E. Kiernan

December 6, 2018	Director	/s/ George R. Brokaw
George R. Brokaw

December 6, 2018	Director	/s/ R. Greg Eisner
R. Greg Eisner

December 6, 2018	Director	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 6, 2018	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 6, 2018	Director	/s/ Joseph S. Sambuco
Joseph S. Sambuco