Form 10-K/A
period 2018-09-30
ALICO INC
filed 2019-01-25
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed on December 6, 2018 (the “Original Filing”) by Alico, Inc., a Florida corporation (“Alico”, the “Company”, “we” or “us”). We are filing this Amendment solely to present the information required by Part III and Part IV of the Form 10-K. Also, this Amendment amends the cover page of the Original Filing to delete the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing. In accordance with Rule 12b-15, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the required certifications by Alico’s principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

ALICO, INC.
FORM 10-K/A
For the fiscal year ended September 30, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of the members of our Board of Directors (the “Board of Directors”), their respective ages, their positions with Alico (as applicable) and other biographical information as of January 15, 2019, are set forth below.

Name	Age	Position
George R. Brokaw	51	Executive Vice Chairman, Director
R. Greg Eisner	36	Director
Benjamin D. Fishman	42	Interim President and Director
W. Andrew Krusen, Jr.	70	Director
Joseph S. Sambuco	57	Director
Henry R. Slack	68	Executive Chairman and Director
Remy W. Trafelet	48	Chief Executive Officer and President and Director (1)
(1) On November 19, 2018, Alico, with unanimous approval of the members of the Board other than Mr. Trafelet, notified Mr. Trafelet that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company’s Stock Incentive Plan of 2015. Mr. Trafelet has been placed on administrative leave pending the outcome of these proceedings.

George R. Brokaw - Mr. Brokaw has served on the Board of Directors since November 19, 2013 and as Executive Vice Chairman since December 31, 2016. He brings to the Board of Directors extensive knowledge and experience in the areas of business, finance and capital markets. Mr. Brokaw is a private investor through several private and public investment vehicles. He also serves as a director of DISH Network Corporation, Modern Media Corporation, Consolidated-Tomoka Land Company, and Asia Research & Capital Management. Mr. Brokaw previously served as a Managing Director at Highbridge Principal Strategies, LLC. Prior to joining Highbridge, he served as a Managing Partner and Head of Private Equity at Perry Capital, LLC. He has also formerly served as Managing Director of Lazard Freres & Co. LLC. Mr. Brokaw has previously served as a director to several companies, including: American Energy Partners Inc., Capital Business Credit LLC, Timberstar, and Value Place Holdings LLC. Mr. Brokaw received a B.A. degree from Yale University and J.D. and M.B.A. degrees from the University of Virginia. Mr. Brokaw is a member of the New York Bar.

R. Greg Eisner - Mr. Eisner has served on the Board of Directors since November 19, 2013, and brings extensive knowledge and experience in finance and investments. Mr. Eisner is the President of Engineers Gate LP, a proprietary quantitative trading firm founded in early 2014, and consults for Dubin & Co. LP, an investment firm managed on behalf of Glenn Dubin and his family interests. Prior to joining Dubin & Co. in 2013, Mr. Eisner was a Managing Director and the Chief Operating Officer of Hedge Fund Strategies for J.P. Morgan Asset Management. From 2005 through 2012, Mr. Eisner held various positions at Highbridge Capital Management, including Head of Corporate Strategy and, in 2010, led J.P. Morgan and Highbridge’s purchase of a majority interest in Gávea Investimentos. Mr. Eisner has served on a number of private company boards and board committees across the financial, energy, retail, and media sectors. Prior to joining Highbridge in 2005, Mr. Eisner was an investment banker in Mergers and Acquisitions at The Blackstone Group. Mr. Eisner earned his B.S. degree in Economics and B.A. degree in Philosophy, magna cum laude, from the Wharton School at the University of Pennsylvania, where he was a Joseph Wharton and Benjamin Franklin Scholar.

Benjamin D. Fishman - Mr. Fishman has served on the Board of Directors since November 19, 2013 and brings to the Board of Directors extensive knowledge and experience in the agriculture industry. On November 19, 2018, Mr. Fishman was appointed as Interim President of Alico. Mr. Fishman is a Managing Director of Arlon Group, the investment arm of Continental Grain Company, and is focused on the activities of the Arlon food and agriculture investment program, which targets investments across the food and agriculture value chain and seeks to provide long-term growth capital for companies. Mr. Fishman began his career at Continental Grain Company in 1998. He left Continental Grain Company to co-found The Grow Network in 2000, which was sold to the McGraw-Hill Companies in 2004. In 2005, Mr. Fishman was a National Finalist for the White House Fellowship, and currently, Mr. Fishman is a board member of Grandpoint Capital, Inc., CiCi's Holdings, Inc., and The Coastal Companies, and a Member of the Alumni Council of Collegiate School in New York City. Mr. Fishman received his B.A. degree, cum laude, from Princeton University.

W. Andrew Krusen, Jr. - Mr. Krusen has served on the Board of Directors since November 19, 2013 and brings to the Board of Directors extensive knowledge and experience in the areas of business leadership, finance and capital markets and real estate. Mr. Krusen is Chairman and Chief Executive Officer of Dominion Financial Group, Inc., a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors. He is also the managing member of Gulf Standard Energy, LLC, an oil and gas concern, and the managing member of Krusen-Douglas, LLC, a large landowner in the Tampa, Florida area. Mr. Krusen serves as a director of publicly traded Exactech, Inc., a developer and distributor of orthopedic implant devices, Raymond James Trust Company, a subsidiary of Raymond James Financial, Inc., as well as several privately held companies, including Beall’s Inc. and Romark Laboratories, L.C. He is currently a director and Chairman of Florida Capital Group, Inc., a Florida bank holding company, as well as Florida Capital Bank, N.A., its wholly owned subsidiary. Mr. Krusen is a former member of the Young Presidents’ Organization, and is currently a member of the World President’s Organization and the Society of International Business Fellows. He is a past Chairman of Tampa’s Museum of Science and Industry. Mr. Krusen holds a B.A. degree in Geology from Princeton University.
Joseph S. Sambuco - Mr. Sambuco has served on the Board of Directors since May 2017 and brings to the Board of Directors extensive knowledge and experience in the area of real estate. He serves as the Chairman, President and Chief Executive Officer at Colonnade Properties LLC. Mr. Sambuco began his real estate career at Lazard Freres & Co in 1982 in their Real Estate division. He focused on the accounting, reporting and due diligence for over $2.0 billion in commercial real estate assets and was also actively involved in the firm's real estate consulting and advisory business. In 1989, Mr. Sambuco became a Managing Director and the Chief Financial Officer of The Taylor Simpson Group ("TSG") when TSG purchased the assets of Lazard's property investment company. He held these responsibilities until 1999 when he formed Colonnade Properties LLC in joint venture with Prudential Real Estate Investors to acquire all assets of TSG. During his career, Mr. Sambuco has been involved with the development of over $1.0 billion of commercial real estate projects, the acquisition of in excess of $5.0 billion of commercial real estate and the operation of more than 15.0 million square feet of commercial real estate. He serves as a Director of the Palm Beach Civic Association and a Trustee on the board of the Palm Beach Day Academy. Mr. Sambuco has a B.A. in Accounting from Rutgers University (1982).
Henry R. Slack - Mr. Slack has served on the Board of Directors since November 19, 2013 and as Executive Chairman since December 31, 2016, and brings to the Board of Directors extensive experience in the areas of business, finance and capital markets. Mr. Slack served as Chairman of Terra Industries, an international nitrogen-based fertilizer company, from 2001 until 2010, and as a director of Terra Industries from 1983 to 2010. Mr. Slack is Chairman of the Advisory Board of Blakeney Limited Partners. For many years he has also served as a director of E. Oppenheimer and Son International Limited, formerly a private investment and family holding company. He was Chief Executive Officer of Minorco SA, an international mining company, from 1991 until 1999, when that company merged with Anglo American Corporation to form Anglo American plc. Mr. Slack was a member of the board of directors and the executive committee of Anglo American Corporation, an international mining finance company, from 1981 until 1999. He has also served on the board of directors of Salomon Brothers Inc., a provider of investment-banking, securities underwriting, and foreign exchange trading services, from 1982 to 1988, SAB Miller plc., one of the world’s largest brewers, from 1998 to 2002, and for more than 20 years on the board of Engelhard Corporation, a supplier of catalysts used in the petroleum, chemical and food industries, until its acquisition in 2006. Mr. Slack holds a B.A. degree in History from Princeton University.
Remy W. Trafelet - Mr. Trafelet has served on the Board of Directors since November 19, 2013 and as President and Chief Executive Officer since December 31, 2016. On November 19, 2018, Alico, with unanimous approval of the members of the Board other than Mr. Trafelet, notified Mr. Trafelet that it intends to consider terminating his employment for “cause“ pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company’s Stock Incentive Plan of 2015. In connection with such notification, Mr. Trafelet was placed, and currently remains, on paid administrative leave from his positions of President and Chief Executive Officer of the Company. Mr. Trafelet brings to the Board of Directors extensive knowledge and experience in the areas of finance and capital markets. Mr. Trafelet is a Managing Partner of Trafelet Brokaw & Company, LLC, a New York-based private investment management firm. Mr. Trafelet also serves as Managing Member of Trafelet Brokaw Capital Management, LP, and a Member of 734 Agriculture, LLC. He currently serves as Chairman of HazelTree Treasury Management Solutions, which Mr. Trafelet founded in 2009. In 2000, Mr. Trafelet founded Trafelet Delta Funds, LLC. Prior to founding Trafelet Delta Funds, LLC, Mr. Trafelet was a portfolio manager at Fidelity Management and Research Company. Mr. Trafelet is a board member of Children's Scholarship Fund and Boys Club of New York. Mr. Trafelet earned an A.B. degree from Dartmouth College, where he graduated with honors and was named a Presidential Scholar. He is also a Chartered Financial Analyst.
The names of our executive officers, their respective ages, their positions with Alico and other biographical information (with respect to the non-director executive officers) as of January 15, 2019, are set forth below.

Name	Age	Position
George R. Brokaw	51	Executive Vice Chairman, Director
Benjamin D. Fishman	42	Interim President and Director
John E. Kiernan	51	Executive Vice President, Chief Financial Officer and Corporate Secretary
Richard Rallo	54	Chief Accounting Officer
James Sampel	54	Chief Information Officer
Henry R. Slack	68	Executive Chairman and Director
Remy W. Trafelet	48	Chief Executive Officer and President and Director (1)
(1) On November 19, 2018, Alico, with unanimous approval of the members of the Board other than Mr. Trafelet, notified Mr. Trafelet that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company’s Stock Incentive Plan of 2015. Mr. Trafelet has been placed on administrative leave pending the outcome of these proceedings.

John E. Kiernan - Executive Vice President and Chief Financial Officer (June 1, 2015-Present). Before joining Alico, Mr. Kiernan worked as the CFO of Greenwich Associates, a private global research-based consulting firm serving the financial services industry. He previously worked as the Treasurer and SVP for Capital Markets & Risk Management for Global Crossing until its $3 billion sale to Level 3 in 2011. He was also the Vice President of Investor Relations for Misys plc, which maintained a public listing on the London Stock Exchange and a Nasdaq listing for one of its subsidiaries, and a Director of Corporate Development for IBM. Earlier in his career, Mr. Kiernan served as a Managing Director at Bear Stearns, specializing in IPOs and M&A for technology companies. He received a BA in Finance and History summa cum laude from Saint Vincent College, an MBA from the Darden Graduate School of Business Administration and a Juris Doctorate from the University of Virginia School of Law. He is a member of the New York Bar and a Certified Treasury Professional.

Richard Rallo, CPA - Chief Accounting Officer (June 30, 2017-Present). Prior to joining Alico, Mr. Rallo was employed by American Medical Alert Corp. (“AMAC”), a company involved in the manufacturing and distribution of personal emergency response systems and provider of telephone answering services, over the past 16 years in different capacities including Chief Financial Officer and most recently as AMAC’s Chief Operating Officer and Chief Service Officer. AMAC was a publicly traded company until it was acquired by Tunstall in December 2011 at which time AMAC began doing business as Tunstall Americas. Prior to his involvement with AMAC, he held similar financial positions with Tradewell, Inc., a barter company, and Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo started his career in public accounting for Touche Ross & Co. and Margolin, Winer & Evens LLP. He is a Certified Public Accountant and has a BS in accounting from the University of Denver.
James Sampel - Chief Information Officer (December 31, 2015-Present). Prior to joining Alico, Mr. Sampel was CIO and Managing Director of Greenwich Associates, a research based consulting firm servicing the financial services industry, Director of Information Technology for 454 Life Sciences Corporation, an early-stage life sciences equipment manufacturing company, and Manager of Advanced and Emerging Technology for Perkin Elmer, a Fortune 200 manufacturer of life sciences and laboratory equipment. Previous roles with Perkin Elmer included: Manager of Global Infrastructure, Senior Network Architect, Senior Systems Analyst, Software Support Supervisor and Field Service Engineer. James earned his M.B.A. in Information Systems, Pace University; B.S. in Electronics Engineering Technology from DeVry University.
No family relationships exist between any Directors or Executive Officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company.
Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates. Based solely on the review of copies of such reports and amendments thereto and other information furnished to us, we believe that, during fiscal year 2018, all Directors, Executive Officers and persons who beneficially own more than 10% of our common stock complied in a timely manner with all such filing requirements except in the following instances: a failure to timely report on Form 4 the November 27, 2017 restricted stock grant to Mr. Kiernan.

Committees of the Board of Directors

The Company currently has the following standing committees: an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The descriptions set forth below provide detailed information about the activities of these Committees during the 2018 fiscal year, as well as the current composition of each Committee.

Executive Committee

The Executive Committee is empowered to act for the Board of Directors, to the fullest extent permitted by law, for the purpose of directing the operational management and polices of the Company, including the adoption of productivity measures, and to take other measures between regularly scheduled meetings of the Board of Directors. The Executive Committee’s Charter is available on the Company’s website at http://www.alicoinc.com, in the Corporate Governance section of the Investors webpage, and is available in printed form upon request from the Corporate Secretary, 10070 Daniels Interstate Court Suite 100, Fort Myers, FL 33913. The Executive Committee is currently composed of the following Directors: Remy W. Trafelet (Chairman), George R. Brokaw, Benjamin D. Fishman and Henry R. Slack. The Executive Committee did not meet in fiscal year 2018.

Audit Committee

The Audit Committee acts on behalf of the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities with respect to the following:

•	reviewing the accounting and financial reporting processes and the annual independent audit of the financial statements;

•	maintaining the integrity of the Company’s financial statements and disclosures;

•	complying with legal and regulatory requirements;

•	reviewing the retention, qualifications, compensation, independence and performance of the Company’s independent registered public accounting firm;

•	ensuring the Company maintains internal audit processes; and

•	providing an avenue of communication between management and the internal and external auditors.

The Audit Committee’s Charter is available on the Company’s website at http://www.alicoinc.com, in the Corporate Governance section of the Investors webpage, and is available in printed form upon request from the Corporate Secretary, 10070 Daniels Interstate Court Suite 100, Fort Myers, FL 33913.

The Audit Committee is currently composed of three Directors: W. Andrew Krusen, Jr. (Chairman), R. Greg Eisner and Joseph S. Sambuco. All members of the Audit Committee are independent Directors in accordance with the applicable NASDAQ Global Market ("Nasdaq") listing standards. The Board of Directors has determined that Mr. Krusen is qualified to serve, and has been designated, as the Audit Committee Financial Expert. The Audit Committee met four times in fiscal year 2018.

Compensation Committee

The Compensation Committee is responsible for the following:

•	determining and approving the compensation of the Chief Executive Officer;

•	advising on and approving the compensation for other executive officers;

•	advising on and approving the compensation philosophies, goals and objectives for the executive officers;

•	making recommendations to the Board of Directors with respect to long-term incentive compensation and equity-based plans, including Director compensation; and

•	providing oversight of the Company’s compensation policies, plans and benefits programs.

The Compensation Committee is governed by a written charter adopted and approved by the Board of Directors. The Compensation Committee’s Charter is available on the Company’s website at http://www.alicoinc.com, in the Corporate Governance section of the Investors webpage and is available in printed form upon request from the Corporate Secretary, 10070 Daniels Interstate Court Suite 100, Fort Myers, FL 33913.

The Compensation Committee is currently composed of three Directors: R. Greg Eisner (Chairman), W. Andrew Krusen, Jr. and Joseph S. Sambuco. The Board of Directors has determined that Messrs. Eisner, Krusen and Sambuco are independent under the Nasdaq listing standards. The Compensation Committee met seven times in fiscal year 2018. Semler Brossy Consulting Group, LLC is the current compensation consultant for the Company and provides advice and data to the Compensation Committee from time to time as requested. The Compensation Committee engaged Semler Brossy Consulting Group, LLC in fiscal year 2018 to provide advice about compensation-related matters.
Nominating and Governance Committee
The Nominating and Governance Committee is responsible for the following:

•	reviewing annually the performance of the Board of Directors;

•	recommending nominees to serve on the Board of Directors to fill new positions or vacancies;

•	reviewing performance and qualifications of Directors before they stand for re-election; and

•
reviewing corporate governance guidelines to assure their relevance to and compliance with the Company’s current situation and recommending changes to these principles to the Board of Directors for its consideration and approval.

The Nominating and Governance Committee’s Charter is available on the Company’s website at http://www.alicoinc.com, in the Corporate Governance section of the Investors webpage and is available in printed form upon request from the Corporate Secretary, 10070 Daniels Interstate Court Suite 100, Fort Myers, FL 33913.

Currently, the three members of the Nominating and Governance Committee are R. Greg Eisner (Chairman), Benjamin D. Fishman and Henry R. Slack. The Board of Directors has determined that Mr. Eisner is independent under the Nasdaq listing standards. As discussed in more detail below, by February 17, 2019, at least a majority of the members of our Nominating and Governance Committee must be independent under Nasdaq listing standards, and by November 19, 2019, all of the members of this committee must be independent. The Nominating and Governance Committee did not meet during fiscal year 2018.

There were no fees or expenses paid to a third party in fiscal year 2018 for the identification or evaluation of potential Director nominees.

The Nominating and Governance Committee has adopted a formal policy with regard to the consideration of any Director candidates recommended by shareholders other than 734 Agriculture or its affiliates, including 734 Investors, Alico’s largest shareholder group. Subject to the foregoing, the criteria for consideration of shareholder recommendations are as follows: (a) for each Annual Meeting of the Company’s shareholders, the Nominating and Governance Committee will accept for consideration only one recommendation from any shareholder or affiliated group of shareholders; (b) only candidates who satisfy the Company’s minimum qualifications for Directors will be considered; and (c) in considering shareholder recommendations, the Nominating and Governance Committee will take into account, among other factors, the size and duration of the recommending shareholder’s ownership interest in the Company and whether the shareholder intends to continue holding that interest through the Annual Meeting date.

Corporate Governance

General

As of November 19, 2018, we no longer qualify as a “Controlled Company” under Nasdaq listing rules. Although we currently comply with certain of the Nasdaq listing rules applicable to companies that are not Controlled Companies, there are certain exemptions for Controlled Companies that we no longer benefit from, including that the Nasdaq listing rules require that each of the Compensation and Nominating and Governance Committees be composed of at least a majority of Independent Directors within 90 days of the date on which we no longer qualified as a “Controlled Company” and that each such committee be composed entirely of independent directors within one year of such date. During these transition periods, we will continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the Nasdaq listing rules. As indicated above, our Compensation Committee is already composed entirely of independent Directors. By February 17, 2019, we intend to adjust the composition of the Nominating and Corporate Governance Committee to be composed of at least a majority of independent Directors, and by November 19, 2019, we intend to adjust the composition to be composed of all independent Directors.

Code of Business Conduct and Ethics and Corporate Governance Principles

The Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all Directors, officers and employees. The code covers all areas of professional conduct, including conflicts of interest, unfair or unethical use of corporate opportunities, protection of confidential information, compliance with all applicable laws and regulations and oversight and compliance. The Board of Directors has also adopted Corporate Governance Principles to guide its own operations. Both documents are available on the Company’s website at http://www.alicoinc.com in the Corporate Governance section of the Investors webpage and are available in printed form upon request from the Corporate Secretary, 10070 Daniels Interstate Court Suite 100, Fort Myers, FL 33913.
Board of Directors Leadership Structure and Role in Risk Oversight
The Board of Directors currently consists of seven members. Currently the positions of Chairman of the Board and Chief Executive Officer are held by separate people. Effective December 31, 2016, Mr. Slack, who was at that time serving as the non-executive Chairman of the Board, became the Executive Chairman of the Company, and Mr. Brokaw, who was serving as a non-executive Director, became the Executive Vice Chairman of the Company. The Board of Directors believes that the current separation of the Chairman and Chief Executive Officer roles allows the Chief Executive Officer to focus his time and energy on managing and operating our Company while permitting our Company to take advantage of Mr. Slack’s broad business experience, financial business perspectives and extensive background in monitoring public companies. The Board of Directors determined to create a separate Vice Chairman role to focus on strategic initiatives and on optimizing the Company’s capital structure. The Board of Directors appointed Mr. Brokaw as Vice Chairman effective December 31, 2016, because of his extensive financial and investment expertise and strong background in mergers and acquisitions and capital markets. The Board of Directors also believes that its Independent Directors provide strong leadership and complement the talents of our management team.
The Board of Directors has delegated certain duties with respect to risk oversight for the Company to the Audit Committee, which is comprised solely of Independent Directors. Under the terms of the Board of Directors’ Audit Committee Charter, the Audit Committee is charged with discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Audit Committee provides regular reports to the Board of Directors, and the Board of Directors considers risk assessment and risk management policies where appropriate.
Communications with Directors
Shareholders and other interested parties may communicate with the Board of Directors by forwarding written comments to the Board of Directors of Alico, Inc., 10070 Daniels Interstate Court, Suite 100, Fort Myers, Florida 33913. The Company's contact information and procedures are also included on the Company’s website at http://www.alicoinc.com.
Board of Directors Meetings
The Board of Directors met four times during fiscal year 2018. Each Director attended all of the Board of Directors meetings and committee meetings held by all committees on which they served. It is the Company’s policy to strongly encourage its Directors to attend the Annual Meeting of shareholders, in addition to attendance at regular Board of Directors and committee meetings. All of the Directors attended the 2018 Annual Meeting of Shareholders, either telephonically or in person.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation program provided to our Named Executive Officers (“NEOs") in fiscal year 2018 and describes the compensation philosophy on which the fiscal year 2018 compensation was based. In fiscal year 2018, our NEOs were: George R. Brokaw, John E. Kiernan, Richard Rallo, James Sampel, Henry R. Slack and Remy W. Trafelet.

The Company’s compensation philosophy and program design is intended to support the Company’s business strategy and align executives’ interests with those of shareholders and employees. A significant portion of the Company’s executive compensation opportunity is related to factors that influence shareholder value, including return on assets, long-term stock performance, and operational performance. The Company believes that as an executive’s responsibilities increase, so should the proportion of his or her total pay comprised of variable compensation and tied to long-term shareholder value creation.

Say on Pay Vote

The Company implemented the Stock Incentive Plan of 2015 following approval by shareholders at the 2015 Annual Meeting of Shareholders. The plan includes a clawback provision and prohibits stock option repricing.

At the 2018 Annual Meeting of Shareholders, our shareholders expressed their support of our executive compensation philosophy and program by approving the non-binding advisory vote on our executive compensation. Approximately 94% of votes cast supported our executive compensation policies and practices.

The Compensation Committee regularly reviews best practices related to executive compensation to ensure consistency with the Company's compensation philosophy. Consistent with this philosophy and taking into account business results, the following executive compensation practices were in place for fiscal year 2018:

•	total compensation levels for executives were generally positioned at or below the median (50th percentile) of the market;

•	discussions with compensation consultants were used to provide a reference point in the evaluation of executive compensation;

•	modest perquisites for executives; and

•	historical share awards have generally been paid from treasury stock, subject to availability.

Executive Compensation Program and Philosophy

The intent of the Company’s executive compensation program is to attract and retain talent and to create incentives for and reward excellent performance. To that end, we seek to compensate our executives in a manner that:

•	is competitive;

•	rewards performance that creates shareholder value and recognizes individual contribution; and

•	encourages longer-term value creation.

Each year, the Compensation Committee reviews the Company’s financial performance and evaluates each executive’s role in influencing such performance to determine if, and to what extent, each NEO’s individual contribution merited discretionary compensation. The Compensation Committee utilizes quantitative and qualitative factors, including the accomplishment of initiatives, attitude, and leadership, to assess performance, taking into account the financial condition of the Company and the contribution of the NEOs in the context of relevant conditions. Conditions may include many factors beyond the executive’s control, such as weather, commodity prices, and strategic opportunities.

Compensation Consultants

The Compensation Committee makes recommendations to the Board of Directors for all aspects of executive compensation, including the structure and design of the compensation program. The Compensation Committee is responsible for retaining and terminating compensation consultants and determining the terms and conditions of their engagement. The Compensation Committee, from time to time, has engaged Semler Brossy Consulting Group, LLC to advise the Compensation Committee with respect to the Company’s compensation program and to perform various related studies and projects. The Compensation Committee reviewed the role of its compensation consultants and has concluded that no conflict of interest exists with Semler Brossy Consulting

Group, LLC and further believes that Semler Brossy Consulting Group, LLC is independent for the purpose of providing ongoing recommendations regarding executive compensation.

Pay Mix

As noted above, the Compensation Committee believes that a significant portion of each executive’s compensation opportunity should be comprised of variable compensation and tied to value creation for shareholders. The Compensation Committee believes that this mix provides an appropriate balance between the fixed compensation required to attract and retain qualified individuals and the Compensation Committee’s goal of ensuring that executive compensation rewards performance that benefits shareholders over the long term.

Base Salaries

Base salaries for the Company’s NEOs are based on their scope of responsibilities, education and training levels, leadership abilities, performance and specialized skills. Determination of salaries is based on the Company’s financial performance, overall financial condition, individual performance, and the current competitive market environment, and may include a review of the Company’s peer group and other relevant data. Because the Compensation Committee wishes to incentivize executives with pay for performance, base salary levels of the Company are generally lower than the market median.

Annual salary rates for the NEOs for the fiscal years ended September 30, 2018, 2017 and 2016 are summarized in the table below:

NEO	FY 2018	FY 2017	FY 2016
Remy W. Trafelet	$400,000	$400,000	N/A
Henry R. Slack	$—	$250,000	N/A
George R. Brokaw	$—	$250,000	N/A
John E. Kiernan	$360,000	$360,000	$325,000
Richard Rallo, CPA	$225,000	$225,000	N/A
James Sampel	$200,000	$200,000	$200,000

Annual Discretionary Cash Bonuses

The Company has an annual discretionary cash bonus program (the “discretionary bonus program”). The Compensation Committee works closely with the Chief Executive Officer and Chief Financial Officer to evaluate the Company’s financial performance and overall financial condition to determine whether or not discretionary bonuses are to be paid for the particular fiscal year.

When the Compensation Committee determines that the interests of the Company and its shareholders would be served by the payment of discretionary bonuses, the Compensation Committee considers the individual performance of each executive and his or her role in influencing Company performance and the financial condition of the Company. In the case of NEOs other than the CEO, these evaluations are based in part on input from the Company’s CEO regarding each executive’s performance. All Compensation Committee actions regarding the discretionary bonuses are subject to the review and approval of the Board of Directors.

On September 4, 2018, the Compensation Committee approved the eligibility of Messrs. Trafelet and Kiernan for a 2018 annual bonus of up to $550,000 (in the case of Mr. Trafelet) and no less than $125,000 (for Mr. Kiernan), as determined by the Compensation Committee, based on its discretionary evaluation of their performance, and payable by the Company in a cash lump sum in accordance with its normal payroll practices no later than December 31, 2018, subject to their continued employment with the Company through the payment date.

Based on the Company’s financial results in fiscal year 2018, the Compensation Committee approved discretionary bonuses as follows:

Executive	Payout	% of Salary
Remy W. Trafelet	$550,000	138%
John E. Kiernan	$545,000	151%
Richard Rallo, CPA	$90,000	40%
James Sampel	$60,000	30%

The Compensation Committee believes that these discretionary bonuses are consistent with the Company’s fiscal year 2018 financial performance, reflect the competitive market, and are appropriate to the scope of responsibility and contribution made by each NEO.

Also on September 4, 2018, the Compensation Committee approved an aggregate bonus pool for Messrs. Trafelet and Kiernan for fiscal year 2019 of no less than $600,000 and no more than $2.35 million. The actual amount earned under the 2019 bonus pool will be allocated 70% to Mr. Trafelet and 30% to Mr. Kiernan.

Equity Compensation

On September 7, 2018, Mr. Trafelet was granted a stock option to purchase 210,000 shares of Alico common stock and Mr. Kiernan was granted a stock option to purchase 90,000 shares of Alico common stock. These stock options shall vest as follows: (a) 25% will vest if the fair market value of a share of Alico common stock exceeds $35.00 for 20 consecutive trading days; (b) 25% will vest if the fair market value of a share of Alico common stock exceeds $40.00 for 20 consecutive trading days; (c) 25% will vest if the fair market value of a share of Alico common stock exceeds $45.00 for 20 consecutive trading days; and (d) 25% will vest if the fair market value of a share of Alico common stock exceeds $50.00 for 20 consecutive trading days.

In connection with the grants to Messrs. Trafelet and Kiernan described above, each of Messrs. Slack and Brokaw (who held mirror outstanding stock options) agreed to forfeit a portion of their outstanding stock options as follows:

•	18,750 options with vesting price of $60.00;

•	56,250 options with vesting price of $75.00;

•	56,250 options with vesting price of $90.00; and

•	56,250 options with vesting price of $105.00.

As a result of the Compensation Committee’s overall assessment of the Company’s performance during the prior fiscal year, the Compensation Committee determined that additional option grants for Messrs. Trafelet and Kiernan were appropriate to properly incentivize management.

Retirement Benefits

Executives are allowed to participate in the Company’s tax-qualified 401(k) and profit sharing plan offered to all full-time employees. Under the plan, the Company provides a matching contribution of up to 4% of a participating employee’s eligible compensation. Additionally, annual discretionary contributions, based on a percentage of salary determined at the Board of Directors’ sole discretion, may be contributed pursuant to the qualified profit-sharing portion of the plan. There were no discretionary contributions authorized in fiscal year 2018 or fiscal year 2017. The Company authorized 3% discretionary contributions for fiscal year 2016.

Health and Welfare Benefits, Perquisites, and Other Fringe Benefits

The Company’s executives receive health and insurance benefits, such as group medical and life insurance, under plans generally available to all salaried employees. Other fringe benefits consist of supplemental life insurance, Company-provided vehicles, and housing allowances where appropriate. The Company does not own a corporate jet or helicopter (or any interest therein) nor does it pay for country club dues or other such perquisites.

Compensation Risk Assessment

From time to time, a comprehensive assessment is conducted to identify potential risks within the Company’s compensation program. The Company does not use highly leveraged short-term incentives that could encourage short-term, high-risk strategies at the expense of long-term performance and value. Furthermore, the Compensation Committee is heavily involved in making compensation decisions that are consistent with the Company’s business strategy. The Company’s compensation program promotes consistent, long-term performance by heavily weighting variable compensation so that it rewards executives for favorable operating and financial performance.

Employment Agreements

The Company entered into employment agreements with Mr. Kiernan during fiscal year 2015, and with Messrs. Trafelet, Slack and Brokaw at the end of calendar year 2016. These employment agreements are intended to provide continuity and stability in the leadership of our organization, and generally provide for a minimum annual base salary, a target annual bonus, grants of company shares tied to long-term performance, severance upon a qualifying termination of employment, and restrictive covenants. The employment agreements are described in further detail in “Executive Compensation-Employment Agreements with Named Executive Officers” below.

Indemnification Agreements

The Company has entered into Indemnification Agreements with each of its officers and Directors (each, an “Indemnified Party”). Pursuant to the terms of the agreements, the Company agreed to indemnify each Indemnified Party to the fullest extent permitted by applicable law, against all expenses, judgments, and fines incurred in connection with any legal proceeding brought against an Indemnified Party by reason of the fact that he or she is or was an officer or Director of the Company or by reason of any action taken by him or her while acting on behalf of the Company. The Company also agreed to maintain directors’ and officers’ liability insurance policies at existing coverage levels for as long as an Indemnified Party continues to serve as an officer or Director of the Company and for a period of six years thereafter.

Stock Ownership Guidelines for CEO and Directors

The Company believes that its CEO should have a financially significant investment in the Company so that his or her interest and the interest of the Company’s shareholders are aligned. In furtherance of this goal, in January 2013 the Board of Directors adopted a CEO Stock Purchase Policy requiring the CEO to beneficially own shares in the Company with a value equal to the higher of the market value or the price at which the CEO acquired the stock that is equal to or greater than $250,000 or the lesser amount applicable to a phase-in period (the “Company CEO Target Stock Ownership Requirement”), determined as of the end of each fiscal year. Mr. Trafelet met the Company CEO Target Stock Ownership Requirement throughout fiscal year 2018.

In 2005, the Board of Directors adopted, and the Company’s shareholders approved, a Director stock purchase policy requiring that all Directors own Alico common stock with a market value (or cost, if higher) that is equal to or greater than $200,000 or such lesser amount as is applicable to a phase-in period (the “Company Director Target Stock Ownership Requirement”). To provide Directors serving on the Board of Directors as of the date of the adoption of this policy and new Directors who subsequently join the Board of Directors the opportunity to meet this requirement over a reasonable period of time, each such Director has three years to achieve the overall Company Director Target Stock Ownership Requirement. If the Director is elected to the Board of Directors at a time when there is less than four months remaining in the fiscal year, then the three-year period for overall compliance with the Company Director Target Stock Ownership Requirement would be extended until two years following the end of the next full fiscal year. The Company Director Target Stock Ownership Requirement is measured at the end of the phase-in period and annually thereafter at the end of each fiscal year.

Tax Impact on Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) places a $1 million limit on the amount of compensation the Company may deduct for tax purposes in any year with respect to each NEO, exclusive of certain legacy performance-based compensation that meets applicable requirements. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) generally eliminated the ability to deduct compensation qualifying for the “performance-based compensation” exception under Code Section 162(m) for tax years commencing after December 31, 2017. Code Section 162(m) imposes a $1 million limit on the amount that a public company may deduct for compensation paid to anyone who has ever been the Company’s chief executive officer, chief financial officer or one of the three highest compensated officers in any fiscal year beginning after December 31, 2016 (i.e., a “covered employee”). For fiscal year 2018 and prior taxable years, an exception to this deduction limit applied to “performance-based compensation,” such as stock options and other equity awards that satisfied certain criteria. Under the Tax Act, the performance-based pay exception to Code Section 162(m) was eliminated, but a transition rule may allow the exception to continue to apply to certain performance-based compensation payable under written binding contracts that were in effect on November 2, 2017.

The Compensation Committee considers the deductibility of compensation when designing the Company’s executive compensation program; however, there can be no assurance that all compensation, if and when any is paid to any NEO, will ultimately prove to be deductible to the Company under the Code and applicable U.S. Treasury Regulations. Further, when warranted due to competitive or other factors, the Compensation Committee may decide to exceed the deductibility limit under Section 162(m) of the Code or to otherwise pay nondeductible compensation.

Subsequent Developments

On November 19, 2018, Alico, with unanimous approval of the members of the Board other than Mr. Trafelet, notified Mr. Trafelet that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company’s Stock Incentive Plan of 2015. As required by such employment and option agreements, the Company will schedule a special meeting of the Board at a future date, at which meeting Mr. Trafelet and his counsel (if he so elects) may meet with the Board to address this matter. The Board will make its final determination as to Mr. Trafelet’s employment following such meeting. Mr. Trafelet has been placed on paid administrative leave pending the outcome of these proceedings.

In connection with the commencement of the termination proceedings described above, Mr. Fishman was appointed to serve as Interim President, effective as of November 19, 2018. Messrs. Slack and Fishman will manage the Company during the pendency of Mr. Trafelet’s administrative leave.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that immediately precedes this report. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors:

R. Greg Eisner, Chairman
W. Andrew Krusen, Jr.
Joseph S. Sambuco

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of three Directors: R. Greg Eisner (Chairman), W. Andrew Krusen, Jr. and Joseph S. Sambuco. None of the current members of the Compensation Committee is an officer or employee of the Company or was formerly an officer of the Company. In addition, there are no interlocking relationships between any of these Directors and any other current Executive Officer of the Company, and each of the Committee members is independent under the Nasdaq listing standards.

Executive Compensation

The following table provides information regarding the compensation of our NEOs for fiscal years 2018, 2017 and 2016. This table should be read in conjunction with the Compensation Discussion and Analysis, which sets forth the objectives and other information regarding our executive compensation program.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary(c)	Bonus(d)	Stock Grants(e)	Option Grants(f)	All Other Compensation(i)	Total(j)
Remy W. Trafelet (1)	2018	$400,000	$550,000	$172,500	$1,554,000	$37,757	$2,714,257
President & Chief Executive	2017	$300,000	$400,000	$217,500	$1,059,000	$26,817	$2,003,317
Officer	2016	N/A	$—	$157,500	$—	$—	$157,500

Henry R. Slack (2)	2018	$62,500	$—	$93,750	$—	$42,870	$199,120
Executive Chairman	2017	$226,443	$250,000	$46,875	$794,250	$29,815	$1,347,383
	2016	$31,250	$—	$140,625	$—	$—	$171,875

George R. Brokaw (3)	2018	$—	$—	$120,000	$—	$37,757	$157,757
Executive Vice Chairman	2017	$120,193	$250,000	$120,000	$794,250	$22,091	$1,306,534
	2016	N/A	$—	$120,000	$—	$—	$120,000

John E. Kiernan (4)	2018	$360,000	$545,000	$159,750	$666,000	$20,638	$1,751,388
Executive Vice President,	2017	$360,000	$200,000	$—	$—	$22,795	$582,795
Chief Financial Officer and	2016	$325,000	$175,000	$—	$—	$18,715	$518,715
Corporate Secretary

Richard Rallo, CPA (5)	2018	$225,000	$90,000	$—	$—	$17,655	$332,655
Chief Accounting Officer	2017	$56,250	$7,500	$—	$—	$1,150	$64,900
	2016	N/A	$—	$—	$—	$—	$—

James Sampel (6)	2018	$200,000	$60,000	$—	$—	$14,817	$274,817
Chief Information Officer	2017	$200,000	$35,000	$—	$—	$19,205	$254,205
	2016	$150,000	$45,000	$—	$—	$67,809	$262,809

(1)
Mr. Trafelet began serving as President and Chief Executive Officer on December 31, 2016. On November 19, 2018, Alico, with unanimous approval of the members of the Board other than Mr. Trafelet, notified Mr. Trafelet that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company’s Stock Incentive Plan of 2015. Mr. Trafelet has been placed on administrative leave pending the outcome of these proceedings.

(2)	Mr. Slack began serving as Executive Chairman on December 31, 2016. As of June 26, 2017, Mr. Slack agreed to waive his salary.

(3)	Mr. Brokaw began serving as Executive Vice Chairman on December 31, 2016. As of June 26, 2017, Mr. Brokaw agreed to waive his salary.

(4)	Mr. Kiernan began serving as Senior Vice President and Chief Financial Officer on June 1, 2015.

(5)	Mr. Rallo began serving as Chief Accounting Officer on June 30, 2017.

(6)	Mr. Sampel began serving as Chief Information Officer on December 31, 2015.

Columns ((g)-(h)) have been omitted as they are not applicable.

Salary (Column (c))

The amounts reported in Column (c) represent base salaries paid to each of the NEOs for each of the last three completed fiscal years and includes cash compensation for Mr. Slack for Board of Director services provided.

Bonuses (Column (d))

The amounts reported in Column (d) represent signing bonuses paid to Mr. Trafelet, Mr. Slack and Mr. Brokaw in connection with their employment agreements in fiscal year 2017 and discretionary bonuses paid to each of the NEOs for the last three completed fiscal years, as indicated.

Stock Grants (Column (e))

The amounts reported in Column (e) represent (i) stock compensation for Mr. Trafelet, Mr. Slack and Mr. Brokaw for Board of Director services and (ii) a Restricted Stock Award Agreement entered into by Mr. Kiernan and the Company on November 27, 2017.

Option Grants (Column (f))

The amounts reported in Column (f) represent (i) stock options awards received by Mr. Trafelet with the execution of his employment agreement on December 31, 2016 and additional stock options awards received on September 7, 2018, (ii) stock options awards received by Mr. Slack and Mr. Brokaw with the execution of their employment agreements on December 31, 2016 and (iii) stock options awards received by Mr. Kiernan on September 7, 2018. The fair value of the option grants was estimated on the date of each grant using a Monte Carlo valuation model. For information on the assumptions used to calculate the fair value of stock option grants, refer to Note 10. Common Stock and Options of our audited consolidated financial statements for the year ended September 30, 2018 included in our Form 10-K filed with the SEC on December 6, 2018.

All Other Compensation (Column (i))

The amounts reported in Column (i) represent the aggregate dollar amount for each NEO for perquisites and other personal benefits and Company contributions to the Company’s 401(k) retirement plans. The following table shows and explains the specific amounts included in Column (i) of the Summary Compensation Table for fiscal year 2018. Under SEC Rules, the Company is required to identify by type all perquisites and other personal benefits for an NEO if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual. For purposes of uniformity, all information regarding perquisites has been provided for each NEO, not just those meeting the $10,000 threshold.

Name	Perquisites and Other Personal Benefits(1)	Company Contributions to Retirement Plan	Insurance Premiums (2)	Total
Remy W. Trafelet	$—	$2,462	$34,895	$37,357
Henry R. Slack	$—	$—	$42,870	$42,870
George R. Brokaw	$—	$—	$34,895	$34,895
John E. Kiernan	$1,700	$8,327	$10,611	$20,638
Richard Rallo, CPA	$—	$9,300	$8,355	$17,655
James Sampel	$—	$6,462	$8,355	$14,817

(1)
Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company, including but not limited to, dividends paid on unvested stock, the cost to the Company for Company cars used for commuting and other personal transportation.

(2)	Represents applicable premiums paid on health and life insurance policies for each of the NEOs.

Total Compensation (Column (j))

The amounts reported in Column (j) are the sum of Columns (c) through (i) for each of the NEOs. All compensation amounts reported in Column (j) include amounts paid and amounts deferred, of which there were none.

Grants of Plan-Based Awards in Fiscal Year 2018

Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1) (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Remy W. Trafelet	September 7, 2018					210,000				$33.60	$1,554,000
John E. Kiernan	September 7, 2018					90,000				$33.60	$666,000

(1)    On September 7, 2018, Mr. Trafelet received a stock option grant of 210,000 shares of common stock and Mr. Kiernan received a stock option grant of 90,000 shares of common stock, in each case, at an exercise price of $33.60 per share. See “Employment Agreements with Named Executive Officers” below for further discussion on stock options including vesting criteria.

(2)    The options will vest as follows:  (i) 25% of the options will vest if the fair market value of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the fair market value of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the fair market value of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the fair market value of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00.

(3)    The fair value of the option grants was estimated on the date of grant using a Monte Carlo valuation model. For information on the assumptions used to calculate the fair value of stock option grants, refer to Note 10. Common Stock and Options to our audited consolidated financial statements for the year ended September 30, 2018 included in our Form 10-K filed with the SEC on December 6, 2018.

Employment Agreements with Named Executive Officers

Remy W. Trafelet, Henry R. Slack, and George R. Brokaw

On December 31, 2016, the Company entered into new employment agreements with each of Messrs. Trafelet, Slack, and Brokaw. The employment agreements provided for an initial annual base salary of $400,000 in the case of Mr. Trafelet and $250,000 in the case of each of Messrs. Slack and Brokaw, in each case subject to increases from time to time as determined by the Company.

In connection with their execution of the employment agreement, each of Messrs. Trafelet, Slack, and Brokaw also received a stock option grant of 300,000 options (in the case of Mr. Trafelet) and 225,000 options (in the case of each of Messrs. Slack and Brokaw). Each of these option grants were to vest as follows: (a) 25% of the options will vest if the fair market value of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (b) 25% of the options will vest if such fair market value exceeds $75.00; (c) 25% of the options will vest if such fair market value exceeds $90.00; and (d) 25% of the options will vest if such fair market value exceeds $105.00. If the applicable stock price hurdles have not been achieved by (i) the second anniversary of the executive’s termination of employment, if the executive’s employment is terminated due to death or disability, (ii) the date that is 18 months following the executive’s termination of employment, if the executive’s employment is terminated by the Company without cause, by the executive with good reason, or due to the executive’s retirement, or (iii) the date of the termination of the executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (a) above), then any unvested options will be forfeited. These option grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As described above in “Compensation Discussion and Analysis-Executive Compensation,” Messrs. Slack and Brokaw each agreed to the termination and forfeiture of 187,500 options in fiscal year 2018, such that they now each hold 37,500 options that will vest if the applicable stock price hurdle set forth in clause (a) is satisfied.

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

The employment agreements include various restrictive covenants in favor of the Company, including a confidentiality covenant, a nondisparagement covenant, and 12-month post-termination noncompetition and customer and employee non-solicitation covenants.

John E. Kiernan

On June 1, 2015, the Company entered into an employment agreement with John E. Kiernan, which provided for (i) an annual base salary of $325,000 (subject to increases from time to time as determined by the Company), (ii) a target annual bonus equal to 50% of his annual base salary and (iii) an initial equity award grant of 4,000 restricted shares of the Company’s common stock that vests in equal installments on each of the first three anniversaries of the grant date (the “Kiernan Sign-On Grant”) and an additional equity award grant of 4,000 restricted shares of the Company’s common stock that vests in full on the fifth anniversary of the grant date (the “Kiernan Additional Grant”), in each case subject to continued employment.

On November 27, 2017, Mr. Kiernan received a grant of 5,000 restricted shares of the Company’s common stock that vests in equal annual installments over three years, with the first set of shares vesting on June 1, 2018.

Mr. Kiernan’s employment agreement also includes various restrictive covenants in favor of the Company, including a confidentiality covenant, a nondisparagement covenant, and 12-month post-termination noncompetition and customer and employee nonsolicitation covenants.

Richard Rallo

On June 19, 2017, the Company entered into an employment offer letter with Mr. Rallo establishing his compensation. The offer letter provided for an initial annual base salary $225,000 (subject to increases from time to time as determined by the Company) and a discretionary performance bonus of up to 25% of annual base salary. Mr. Rallo’s employment with the Company is at-will.

Outstanding Equity Awards at Fiscal Year End 2018

The following table shows the number of unexercised and unearned stock options and unvested stock grants held by our named executive officers at September 30, 2018.

	Option Awards			Stock Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised and Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units or Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Remy W. Trafelet	300,000	$27.15	12/31/2026
	210,000	$33.60	12/31/2026
Henry R. Slack	37,500	$27.15	12/31/2026
George R. Brokaw	37,500	$27.15	12/31/2026
John E. Kiernan	90,000	$33.60	12/31/2026	7,334	$247,855

(1)	See “Employment Agreements with Named Executive Officers” above for further discussion on stock options including vesting criteria.

Option Exercises and Stock Vested in Fiscal Year 2018

No options were exercised during fiscal year 2018 by any of the NEOs, and there were no vested stock options outstanding as of September 30, 2018. Mr. Kiernan entered into Restricted Stock Award Agreements with the Company on June 1, 2015 and November 27, 2017 under which 1,334 and 1,667 shares vested, respectively, in fiscal year 2018 pursuant to these agreements.

OPTION EXERCISES AND STOCK VESTED
	STOCK AWARDS
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John E. Kiernan	3,001	$94,200

Nonqualified Deferred Compensation

None of our NEOs participate in any nonqualified defined contribution plan.

Potential Payments upon Termination or Change of Control

Remy W. Trafelet, Henry R. Slack, and George R. Brokaw

As described above in “-Employment Agreements with Named Executive Officers,” the employment agreements with each of Messrs. Trafelet, Slack, and Brokaw provide that, if the applicable executive’s employment is terminated by the Company without “cause” or the applicable Executive resigns with “good reason” (as each such term is defined in the employment agreements), then, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company and subject to his compliance with the restrictive covenants set forth in the employment agreements, the executive will be entitled to cash severance in an amount equal to 24 months (in the case of Mr. Trafelet) or 18 months (in the case of Messrs. Slack and Brokaw) of the executive’s annual base salary.

As described above in “Compensation Discussion and Analysis-Subsequent Developments,” on November 19, 2018, Alico, with unanimous approval of the members of the Board other than Mr. Trafelet, notified Mr. Trafelet that it intends to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company’s Stock Incentive Plan of 2015. Mr. Trafelet has been placed on administrative leave pending the outcome of these proceedings.

John E. Kiernan

The employment agreement with Mr. Kiernan provides that, if the Company terminates Mr. Kiernan’s employment without cause or if, following a change of control of the Company, Mr. Kiernan resigns for good reason, then Mr. Kiernan will be entitled to receive, subject to his execution, delivery, and non-revocation of a release of claims and subject to his compliance with the restrictive covenants set forth in the employment agreement, an amount equal to his base salary for the most recently completed fiscal year. The Kiernan Sign-On Grant will also vest fully and immediately upon such a termination and, the Kiernan Additional Grant will vest on a pro rata basis upon such a termination.

The following table sets forth estimates of the amounts payable to each of the NEOs under their respective agreements, assuming a change of control occurred or the NEO experienced a qualifying termination of employment under his agreement on September 30, 2018.

Named Executive Officer	Termination without Cause prior to Change of Control (1)	Resignation for Good Reason prior to Change of Control (2)	Termination without Cause or Resignation for Good Reason Following a Change of Control (3)
Remy W. Trafelet	$800,000	$800,000	$800,000
Henry R. Slack	$375,000	$375,000	$375,000
George R. Brokaw	$375,000	$375,000	$375,000
John E. Kiernan	$607,855	$—	$607,855	(4)

(1)	Amounts in this column are payable over 24 months for Mr. Trafelet, 18 months for Mr. Slack and Mr. Brokaw and 12 months for Mr. Kiernan.

(2)	Amounts in this column are payable over 24 months for Mr. Trafelet and 18 months for Mr. Slack and Mr. Brokaw.

(3)	Severance amounts in this column are payable in a lump sum during the two-year period following a change of control.

(4)
Amounts in this column for Mr. Kiernan equal the amount of cash severance plus the value of plan-based stock award vesting due to Mr. Kiernan under his employment agreement (based on a price per share of common stock equal to the closing market price as of September 30, 2018).

CEO Compensation Pay Ratio

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the CEO. We believe that executive pay should be internally consistent and equitable to motivate our employees to create stockholder value. The annual total compensation for fiscal year 2018 for Mr. Trafelet, our President and CEO during the fiscal year ended September 30, 2018, was $2,541,757 as reported under the heading “Summary Compensation Table,” excluding stock compensation for Board of Director services. Our median employee’s total compensation for fiscal year 2018 was $76,506. As a result, we estimate that Mr. Trafelet’s fiscal year 2018 total compensation was approximately 33 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining fiscal year 2018 total compensation consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards during fiscal year 2018) and other incentive payments for all full-time, part-time, seasonal and hourly employees who were employed by the Company on September 30, 2018, other than our CEO. After identifying the median employee based on fiscal year 2018 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Director Fees

Under our director compensation arrangement that became effective on April 1, 2013, our Directors (including employee directors) receive an annual fee of $75,000 in cash. No additional fees are payable for attendance at Board of Directors meetings. For service as a standing committee chairman, Directors are paid $5,000 annually, with the exception of the chairman of the Audit Committee, who receives $10,000 annually, the chairman of the Executive Committee, who receives $40,000 annually and the Chairman of the Board of Directors, who receives $50,000 annually. All annual fees are payable in quarterly basis.

Prior to the beginning of each calendar year, each Director may elect to receive all or any portion of his or her Director fees, including those received for chairing any committee, in the form of common stock with a market value at the time of such quarterly installment equal to 150% of the amount of such fees otherwise payable in cash.

Additional Arrangements

The Company pays for or provides (or reimburses Directors for out-of-pocket costs incurred for) transportation, hotel, food and other incidental expenses related to attending Board of Directors, committee or Company meetings or participating in Director education programs and other Director orientation or educational meetings.

2018 Director Compensation

The following table provides information concerning the compensation of the Company’s Directors for the fiscal year ended September 30, 2018. There were no stock options outstanding for any Director, relating to director services, as of September 30, 2018. Non-employee Directors did not participate in the Company’s pension benefit plan or in the Company’s defined contribution plan in fiscal year 2018. Accordingly, the columns for such information have been omitted from the table below. For a complete understanding of the table, please read the footnotes and the narrative disclosures that follow the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
George R. Brokaw	$—	$120,000	$120,000
R. Greg Eisner	$—	$120,000	$120,000
Benjamin D. Fishman(3)	$—	$127,500	$127,500
W. Andrew Krusen, Jr.	$—	$112,500	$112,500
Henry R. Slack	$62,500	$93,750	$156,250
Joseph Sambuco	$—	$112,500	$112,500
Remy W. Trafelet	$—	$172,500	$172,500

(1)
All figures represent the dollar amount of cash paid for Directors’ annual fees (including any fees received in connection with service as a Chairman of a committee or Chairman of the Board of Directors).

(2)
Totals represent the value of common stock received in lieu of cash fees pursuant to each Director’s election under the Stock Incentive Plan of 2015 and the Director Compensation Plan, as recognized for financial statement reporting purposes with respect to fiscal year 2018, which for all grants were equal to the grant date fair value, computed in accordance with FASB ASC 718. Directors are granted shares of common stock in lieu of cash fees on a quarterly basis each year. All awards are vested upon grant and there are no outstanding unvested stock awards.

(3)
Does not include 19,698 shares issued to Mr. Fishman as nominee on behalf of Arlon Food and Agriculture Advisors LLC. Mr. Fishman subsequently transferred these shares to Arlon Valencia Holdings LLC. Mr. Fishman is serving as a director on behalf of Arlon and received the shares as nominee in connection with such service on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of January 15, 2019, by (i) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each Director, (iii) our Named Executive Officers ("NEOs") and (iv) all of our Directors and Executive Officers as a group. Unless otherwise indicated, the persons listed in this table have sole voting and investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
5% Shareholders
734 Investors, LLC (2)	3,200,405	42.9%
410 Park Avenue, 17th Floor
New York, NY 10022
734 Agriculture, LLC (2)	3,200,405	42.9%
410 Park Avenue, 17th Floor
New York, NY 10022
Thomas E. Claugus / GMT Capital Corp.(3)	516,427	6.9%
2100 Riveredge Parkway, Suite 840
Atlanta, GA 30328
Directors and Executive Officers (4)
George R. Brokaw (5) (6)	3,320,398	44.5%
R. Greg Eisner (6)	19,144	*
Benjamin D. Fishman (7)	—	*
W. Andrew Krusen, Jr. (6) (8)	20,076	*
Joseph Sambuco (6)	15,361	*
Henry R. Slack (6) (9)	16,305	*
Remy W. Trafelet (6) (10)	3,691,429	49.5%
John E. Kiernan (11)	13,000	*
Richard Rallo, CPA	—	*
James Sampel	—	*

All Executive Officers and Directors as a group (10 persons)	3,895,308	52.2%
____________________
* Less than 1%.

(1)    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) that deem shares to be beneficially owned by any person who has or shares voting and/or investment power with respect to such shares.

(2)    The beneficial ownership numbers for Messrs. Brokaw and Trafelet include 3,180,405 shares acquired by 734 Investors, LLC (“734 Investors”) and 20,000 shares acquired by Mr. Brokaw in his capacity as 734 Investors’ designee on November 19, 2013 as reported on the Schedule 13D filed November 29, 2013 by 734 Investors, 734 Agriculture, LLC (“734 Agriculture”) and Messrs. Brokaw and Trafelet. Pursuant to a designee agreement dated November 19, 2013 (the “Designee Agreement"), Mr. Brokaw agreed to vote the 20,000 shares acquired by him in the Share Purchase (see “Certain Relationships and Related Party Transactions and Director Independence”) as directed by 734 Investors and not to transfer, sell or otherwise dispose of those shares except pro rata with 734 Investors’ disposition of its shares of common stock. Because of its position as the managing member of 734 Investors, and subject to the order and the outcome of the litigation matters referenced in the next sentence, 734 Agriculture may be deemed to be the beneficial owner of the 3,180,405 shares owned by 734 Investors and the 20,000 shares owned by Mr. Brokaw and subject to the Designee Agreement. Pursuant to a stipulated status quo order agreed to by the parties to a lawsuit in the Delaware Court of Chancery captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL, 734 Agriculture may not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares beneficially owned by 734 Investors.

(3)    GMT Capital Corp.’s ("GMT") Schedule 13G/A filed on February 14, 2018 reflected 516,427 beneficially owned shares held as of February 14, 2018. Mr. Claugus, President of GMT, is also deemed to be a beneficial owner of the 516,427 shares by virtue of his position with GMT.

(4)    Except as set forth in this table or the footnotes thereto, the business address of each Director and NEO listed is c/o Alico, Inc., 10070 Daniels Interstate Court, Suite 100, Fort Myers, FL 33913.

(5)    As one of the controlling persons of 734 Agriculture, subject to the order and the outcome of the litigation matters referenced in the next sentence, Mr. Brokaw may be considered to be the indirect beneficial owner of, and to have shared power to vote or to direct the vote and to dispose of or to direct the disposition of 3,180,405 shares of common stock held directly by 734 Investors. In addition, pursuant to the Designee Agreement, Mr. Brokaw may be deemed to have shared power with Mr. Trafelet to vote or to direct the vote and to dispose of or to direct the disposition of 20,000 shares acquired directly by Mr. Brokaw in the Share Purchase. Mr. Brokaw disclaims beneficial ownership of the 3,180,405 shares held by 734 Investors except to the extent of his pecuniary interest therein. Pursuant to a stipulated status quo order agreed to by the parties to a lawsuit in the Delaware Court of Chancery captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL, 734 Agriculture may not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares beneficially owned by 734 Investors. Mr. Brokaw’s beneficial ownership also includes 100,849 shares acquired in connection with the Company’s merger with 734 Citrus Holdings, LLC (see “Certain Relationships and Related Party Transactions and Director Independence”) and 19,144 shares received under the Directors Stock Compensation Plan pursuant to the Director’s election to receive shares in lieu of cash fees.

(6)    Includes shares received under the Directors Stock Compensation Plan pursuant to such Director’s election to receive shares in lieu of cash fees.

(7)    Does not include 19,698 shares issued to Mr. Fishman as nominee on behalf of Arlon Food and Agriculture Advisors LLC. Mr. Fishman subsequently transferred these shares to Arlon Valencia Holdings LLC. Mr. Fishman is serving as a director on behalf of Arlon and received the shares as nominee in connection with such service on the Board of Directors.

(8)    The beneficial ownership numbers for Mr. Krusen include 1,000 shares held by WIT Ventures, Ltd. (“WIT”) of which Mr. Krusen may be considered to be the indirect beneficial owner by virtue of his position as President of Dominion Financial Group, Inc. (“DFG”), the managing general partner of WIT which solely holds voting and dispositive powers. Mr. Krusen has investment authority over shares held by DFG pursuant to a Consulting Agreement between Mr. Krusen and DFG.

(9)    Montac Trust, a trust of which Mr. Slack is a beneficiary, holds 1,820 shares of common stock. Mr. Slack disclaims beneficial ownership of the shares held by such trust except to the extent of his pecuniary interest therein.

(10)    As one of the controlling persons of 734 Agriculture, subject to the order and the outcome of the litigation matters referenced in the next sentence, Mr. Trafelet may be considered to be the indirect beneficial owner of, and to have shared power to vote or to direct the vote and to dispose of or to direct the disposition of, 3,180,405 shares of common stock beneficially owned by 734 Investors. Pursuant to a stipulated status quo order agreed to by the parties to a lawsuit in the Delaware Court of Chancery captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL, 734 Agriculture may not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares beneficially owned by 734 Investors. Mr. Trafelet disclaims beneficial ownership of the 3,180,405 shares held by 734 Investors and Mr. Brokaw except to the extent of his pecuniary interest therein. The beneficial ownership numbers for Mr. Trafelet also include 191,060 shares held by a fund of which Mr. Trafelet may be considered to be the indirect beneficial owner (the “Fund”) by virtue of his position with the investment manager of the Fund and, in such capacity, exercises voting and investment control over securities held for the accounts of the Fund. Mr. Trafelet disclaims beneficial ownership of the common stock held by the Fund except to the extent of his pecuniary interest therein. The beneficial ownership numbers for Mr. Trafelet also include 275,504 shares acquired in connection with the Company’s merger with 734 Citrus Holdings, LLC (see “Certain Relationships and Related Party Transactions and Director Independence”) of which 137,752 shares are held by RCF 2014 Legacy LLC. Mr. Trafelet exercises investment control over the securities held by RCF 2014 Legacy LLC and disclaims beneficial ownership of shares held by RCF 2014 Legacy LLC except to the extent of his pecuniary interest therein. Mr. Trafelet’s beneficial ownership also includes 24,460 shares received under the Directors Stock Compensation Plan pursuant to his election to receive shares in lieu of cash fees.

(11)    The amounts shown for Mr. Kiernan represent shares received under restricted stock award agreements. Approximately 5,667 of the indicated shares are vested as of January 15, 2019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of November 19, 2018, we no longer qualify as a “Controlled Company” under Nasdaq listing rules. Although we currently comply with certain of the Nasdaq listing rules applicable to companies that are not Controlled Companies, there are certain exemptions for Controlled Companies that we no longer benefit from, including that the Nasdaq listing rules require that each of the Compensation and Nominating and Governance Committees be composed of at least a majority of Independent Directors within 90 days of the date on which we no longer qualified as a “Controlled Company” and that each such committee be composed entirely of independent directors within one year of such date. During these transition periods, we will continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the Nasdaq listing rules. As indicated above, our Compensation Committee is already composed entirely of independent Directors. By February 17, 2019, we intend to adjust the composition of the Nominating and Corporate Governance Committee to be composed of at least a majority of independent Directors and by November 19, 2019, we intend to adjust the composition to be composed of all independent Directors.

To be considered independent under Nasdaq rules, a Director may not be employed by Alico or engage in certain types of business dealings with Alico. In addition, as required by Nasdaq rules, the Board of Directors is required to make an affirmative determination that the Director has no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities as a Director.

The Board of Directors has determined that there are no material relationships between the Company and each of Messrs. Eisner, Krusen and Sambuco. Accordingly, Messrs. Eisner, Krusen and Sambuco qualify as, and are determined to be, independent in accordance with the Nasdaq listing rules and the Sarbanes-Oxley Act of 2002.

It is the policy of the Board of Directors to have separate meetings for Independent Directors at least twice a year and at other times as requested by an Independent Director. Each meeting shall be led by a chairman chosen pro tem by the Independent Directors. The Company met this requirement during the fiscal year ended September 30, 2018.

Related Person Transaction Policy

Alico may engage in a transaction or series of transactions with our directors, executive officers and certain persons related to them. All such transactions are subject to approval or ratification in accordance with a written related person transaction policy adopted by the Board of Directors. This policy defines a “related person” as: (1) any person who is, or at any time since the beginning of Alico’s last fiscal year was, a director or executive officer of Alico or a nominee to become a Director of Alico; (2) any person who is known to be the beneficial owner of more than 5% of any class of Alico’s voting securities; (3) any immediate family member of any of the foregoing persons, and any person (other than domestic employees or tenant) sharing the household of such person; and (4) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. This policy defines a “related person transaction” as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) that occurred since the beginning of Alico’s most recent fiscal year in which (1) Alico was, is or will be a participant, (2) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year; and (3) any related person had, has or will have a direct or indirect material interest.

Under Alico’s policy, all related person transactions are to be approved by the Audit Committee or an ad hoc subcommittee comprised of independent directors (including at least one audit committee financial expert) in certain circumstances. In reviewing related person transactions, the Audit Committee or ad hoc subcommittee will consider all relevant material facts and circumstances available to it, including the benefits of the transaction to Alico, the nature and extent of the related person interest, the impact on any interested Director’s independence and judgment to act in the best interests of Alico and whether the transaction is on terms no less favorable than those generally available to an unaffiliated third party under similar circumstances. The following transactions were pre-approved under this policy, subject to certain limitations: (1) employment of executive officers if compensation is required to be reported in Alico’s Annual Report on Form 10-K or Alico’s proxy statement or if the officer is not an immediate family member of a related person and the compensation was approved or recommended for approval by the Compensation Committee; (2) Director compensation or reimbursement and reimbursement of expenses in connection with such service if consistent with a Board of Directors-approved reimbursement policy; (3) reimbursement of employee expenses if consistent with a Board of Directors-approved reimbursement policy; (4) transactions where the related person’s interest arises solely from owning Alico common stock and all holders of Alico common stock receive the same benefit on a pro rata basis; (5) transactions available to all Alico employees generally; (6) charitable contributions, grants or endowments to an organization where the related person is an employee or director (but not an executive officer) if the aggregate amount does not exceed the lesser of $200,000 or 2% of the organization’s total annual receipts, expenditure or assets; and (7) transactions previously approved by the Audit Committee prior to the adoption of the policy.

In addition, the policy provides that the Audit Committee or ad hoc subcommittee, as applicable, will not approve or recommend a “subject transaction” (as defined below) during the period ending on the earlier of September 2020 and the date when the “investor group” (as defined below) files an amended Schedule 13D indicating an aggregate voting interest in Alico of less than 40% unless the definitive transaction agreement related to it expressly conditions the closing of the subject transaction on the receipt of the affirmative vote of a majority of shares of Alico common stock voted on the matter that are not held beneficially or of record by the investor group. For this purpose, the “investor group” means (1) any officer, manager or controlled affiliate of 734 Investors, LLC, (2) any officer, manager or member of 734 Agriculture, LLC, or any of their controlled affiliates, or (3) any immediate family members of the foregoing, and a “subject transaction” means a transaction in which a related person that is also a member of the investor group proposes to transfer or dispose of to Alico any business, assets or properties owned or controlled by that related person and involves consideration payable by Alico in excess of $200 million to such related person, or would involve the issuance to such related person of more than 20% of Alico’s outstanding common stock (after giving effect to the stock issuance).

734 Investors and 734 Agriculture

On November 19, 2013, 734 Agriculture and its affiliates, including 734 Investors, acquired all of the approximately 51% of Alico’s common stock then owned by Atlanticblue Group, Inc. (the “Share Purchase”). 734 Investors now beneficially owns approximately 42.6% of the outstanding shares of the Company’s common stock. 734 Agriculture is the managing member of 734 Investors. Pursuant to a stipulated status quo order agreed to by the parties to a lawsuit in the Delaware Court of Chancery captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL, 734 Agriculture may not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares beneficially owned by 734 Investors.

Shared Services Agreement

Effective January 1, 2018, Alico and Trafelet Brokaw Capital Management, L.P. (“TBCM”) entered into a shared services agreement under which TBCM provides shared office space at TBCM’s offices in New York, New York and certain related administrative support services to Alico. Messrs. Brokaw and Trafelet, who are Directors and are executive officers of Alico, were the Managing Partners of TBCM. Alico reimburses TBCM for TBCM’s actual costs of providing office space and providing such administrative services (including internal allocations), in consultation with Alico. The initial term of the agreement is for one year and is thereafter automatically renewed for additional 1-year periods unless terminated by Alico. During fiscal year 2018, Alico paid approximately $592,000 to TBCM pursuant to the shared services agreement. On November 19, 2018, the Board of Directors elected not to extend the shared services agreement beyond December 31, 2018.

Item 14. Principal Accounting Fees and Services

Fees incurred relating to services provided by RSM US LLP for the fiscal years ended September 30, 2018 and 2017 were as follows:

	2018	2017
Audit Fees(1)	$373,500	$429,170
Audit Related Fees(2)	$31,500	$14,832
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$405,000	$444,002

(1)
Audit fees include the aggregate fees billed by RSM US LLP for professional services and expenses rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements for the fiscal years ended September 30, 2018 and 2017 and assessment of the Company’s internal controls over financial reporting and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees billed by RSM US LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

(3)	RSM US LLP did not render or bill for professional services rendered for tax compliance, advice and planning services for the fiscal years ended September 30, 2018 and 2017.

(4)	RSM US LLP did not render or bill for any services other than those listed above for the fiscal years ended September 30, 2018 and 2017.

The Audit Committee Charter requires that the Audit Committee pre-approve all services performed by the Company’s registered public accounting firm. To fulfill that requirement, the Company’s independent registered public accounting firm, RSM US LLP, provides a proposal to the Audit Committee for all services it proposes to provide and the Audit Committee then approves the proposal as appropriate. During fiscal years 2018 and 2017, 100% of the services provided by RSM US LLP were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents were filed as part of the Original Filing:

1. Financial Statements. The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

2. Financial Statement Schedules. The financial statement schedules required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

3. Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.

(b) The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment.

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

3.1		Restated Certificate of Incorporation, dated February 17, 1972 (incorporated by reference to Exhibit 3.1 of Alico’s filing on Form 10-K dated December 11, 2017)
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
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development, Inc., and Alico Citrus Nursery, LLC, as Borrowers and Rabo Agrifinance, Inc., as Lender (incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated December 5, 2014)

10.8
Shared Services Agreement by and between Alico, Inc. and Trafelet Brokaw Capital Management, L.P. dated July 23, 2018 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 10-Q dated August 6, 2018)

10.9
Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the “Prudential Loan Agreement”) (incorporated by reference to Exhibit 10.16 of Alico’s filing on Form 10-K dated December 10, 2015)

10.10
Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.17 of Alico’s filing on Form 10-K dated December 10, 2015)

10.11
Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.18 of Alico’s filing on Form 10-K dated December 10, 2015)

10.12
Promissory Note C, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.19 of Alico’s filing on Form 10-K dated December 10, 2015)

10.13	First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement) (incorporated by reference to Exhibit 10.20 of Alico’s filing on Form 10-K dated December 10, 2015)
10.14
Promissory Note D, dated March 26, 2013, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.21 of Alico’s filing on Form 10-K dated December 10, 2015)

10.15
Loan Agreement, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (“Loan E and F”) (incorporated by reference to Exhibit 10.22 of Alico’s filing on Form 10-K dated December 10, 2015)

10.16
Promissory Note E, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.23 of Alico’s filing on Form 10-K dated December 10, 2015)

10.17
Promissory Note F, dated September 4, 2014, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (incorporated by reference to Exhibit 10.24 of Alico’s filing on Form 10-K dated December 10, 2015)

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
10.24
Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015 (incorporated by reference to Exhibit 10.31 of Alico’s filing on Form 10-K dated December 10, 2015)

10.25
Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015 (incorporated by reference to Exhibit 10.32 of Alico’s filing on Form 10-K dated December 10, 2015)

10.26
Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico’s filing on Form 10-K dated December 6, 2016)

10.27
Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico’s filing on Form 10-K dated December 6, 2016)

10.28
Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) (incorporated by reference to Exhibit 10.35 of Alico’s filing on Form 10-K dated December 6, 2016)

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
10.35
Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.38 of Alico’s filing on Form 10-K dated December 11, 2017)

10.36
Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.39 of Alico’s filing on Form 10-K dated December 11, 2017)

10.37
Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017 (incorporated by reference to the corresponding exhibit to the Original Filing)

10.38
Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018 (incorporated by reference to the corresponding exhibit to the Original Filing)

10.39
Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to the corresponding exhibit to the Original Filing)

10.40
Third Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to the corresponding exhibit to the Original Filing)

21.0		Subsidiaries of the Registrant (incorporated by reference to the corresponding exhibit to the Original Filing)
23.0		Consent of Independent Registered Public Accounting Firm (incorporated by reference to the corresponding exhibit to the Original Filing)
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification (incorporated by reference to the corresponding exhibit to the Original Filing)

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification (incorporated by reference to the corresponding exhibit to the Original Filing)

31.3	****	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification with respect to this Amendment

31.4	****	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification with respect to this Amendment
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the corresponding exhibit to the Original Filing)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the corresponding exhibit to the Original Filing)
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*	Denotes a management contract or compensatory plan, contract or arrangement.
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

****	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

January 25, 2019	By:	/s/ Henry R. Slack
Henry R. Slack
Executive Chairman