Form 10-Q
period 2018-12-31
ALICO INC
filed 2019-02-11
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 7,462,803 shares of common stock outstanding at February 4, 2019.

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2018 and 2017

Part 1 - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31,	September 30,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272	$25,260
Accounts receivable, net	6,842	2,544
Inventories	42,458	41,033
Assets held for sale	1,215	1,391
Income tax receivable	484	15
Prepaid expenses and other current assets	1,134	818
Derivative asset	3,269	—
Total current assets	55,674	71,061

Restricted cash	7,002	7,000
Property and equipment, net	340,563	340,403
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	87	136
Other non-current assets	3,182	2,576
Total assets	$408,754	$423,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,002	$3,764
Accrued liabilities	4,382	9,226
Long-term debt, current portion	5,300	5,275
Income taxes payable	—	2,320
Other current liabilities	984	913
Derivative liabilities	14,536	—
Total current liabilities	28,204	21,498

Long-term debt:
Principal amount, net of current portion	166,342	169,074
Less: deferred financing costs, net	(1,514)	(1,563)
Long-term debt less current portion and deferred financing costs, net	164,828	167,511
Lines of credit	22,314	2,685
Deferred income tax liabilities	25,153	25,153
Deferred gain on sale	—	24,928
Deferred retirement obligations	4,032	4,052
Total liabilities	244,531	245,827
Commitments and Contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 7,454,795 and 8,199,957 shares outstanding at December 31, 2018 and September 30, 2018, respectively	8,416	8,416
Additional paid in capital	20,384	20,126
Treasury stock, at cost, 961,350 and 216,188 shares held at December 31, 2018 and September 30, 2018, respectively	(32,817)	(7,536)
Retained earnings	162,798	151,111
Total Alico stockholders' equity	158,781	172,117

Noncontrolling interest	5,442	5,478
Total stockholders' equity	164,223	177,595
Total liabilities and stockholders' equity	$408,754	$423,422

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended December 31,
	2018	2017
Operating revenues:
Alico Citrus	$13,897	$17,079
Water Resources and Other Operations	882	454
Total operating revenues	14,779	17,533
Operating expenses:
Alico Citrus	10,874	16,295
Water Resources and Other Operations	723	656
Total operating expenses	11,597	16,951
Gross profit:	3,182	582
General and administrative expenses	3,450	3,886
Loss from operations	(268)	(3,304)
Other (expense) income:
Interest expense	(1,917)	(2,255)
Gain on sale of real estate, property and equipment and assets held for sale	22	1,736
Change in fair value of derivatives	(956)	—
Other (expense) income, net	(13)	144
Total other expenses, net	(2,864)	(375)
Loss before income taxes	(3,132)	(3,679)
Income tax benefit	(629)	(12,417)
Net (loss) income	(2,503)	8,738
Net loss attributable to noncontrolling interests	36	8
Net (loss) income attributable to Alico, Inc. common stockholders	$(2,467)	$8,746
Per share information attributable to Alico, Inc. common stockholders:
(Loss) earnings per common share:
Basic	$(0.33)	$1.06
Diluted	$(0.33)	$1.05
Weighted-average number of common shares outstanding:
Basic	7,479	8,245
Diluted	7,479	8,364

Cash dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended December 31,
	2018	2017
Net cash used in operating activities:
Net (loss) income	$(2,503)	$8,738
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred gain on sale of sugarcane land	—	(141)
Depreciation, depletion and amortization	3,458	3,490
Deferred income tax benefit	(629)	(12,417)
Gain on sale of real estate, property and equipment and assets held for sale	(22)	(1,596)
Change in fair value of derivatives	956	—
Non-cash interest expense on deferred gain on sugarcane land	—	344
Stock-based compensation expense	553	423
Other	(7)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(4,298)	(7,589)
Inventories	(1,425)	3,024
Prepaid expenses and other assets	(343)	(240)
Income tax receivable	(469)	—
Accounts payable and accrued expenses	(5,636)	(3,298)
Income tax payable	(1,691)	—
Other liabilities	55	(383)
Net cash used in operating activities	(12,001)	(9,689)

Cash flows from investing activities:
Purchases of property and equipment	(3,458)	(3,561)
Net proceeds from sale of property and equipment and assets held for sale	202	5,300
Deposits on purchase of citrus trees	(632)	—
Notes receivable	4	—
Net cash (used in) provided by investing activities	(3,884)	1,739

Cash flows from financing activities:
Repayments on revolving lines of credit	(6,948)	(10,608)
Borrowings on revolving lines of credit	26,577	17,731
Principal payments on term loans	(2,707)	(1,118)
Treasury stock purchases	(25,576)	—
Dividends paid	(447)	(494)
Capital lease obligation payments	—	(8)
Net cash (used in) provided by financing activities	(9,101)	5,503

Net decrease in cash and cash equivalents and restricted cash	(24,986)	(2,447)
Cash and cash equivalents and restricted cash at beginning of the period	32,260	3,395

Cash and cash equivalents and restricted cash at end of the period	$7,274	$948

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

Basis of Presentation
The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 6, 2018.
The Financial Statements presented in this Form 10-Q are unaudited. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2019. All intercompany transactions and account balances between the consolidated businesses have been eliminated.

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

Restricted Cash

Restricted cash is comprised of cash received from the sale of certain assets for which the use of funds is restricted. For certain sale transactions, the Company sells property, which serves as collateral for specific debt obligations. As a result, the sale proceeds can only be used to purchase like-kind citrus groves, which are acceptable to the debt holder. If the restricted cash is not used for such purchases within a twelve-month period, it will be used to pay down principal on Company debt. Based on the contractual uses of restricted cash, these amounts have been classified as non-current.

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, leasing revenue and other water and resource revenues. The majority of the revenue is generated from the sale of citrus fruit to processing facilities and fresh fruit purchases. The Company recognizes revenue at the amount it expects to be entitled to when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and the Company has a right to payment.

The Company has identified one performance obligation as the delivery of fruit to the processing facility (or harvesting of the citrus in the case of fresh fruit) of the customer for each separate variety of fruit identified in the contract. The Company initially recognizes revenue in an amount which is estimated based on contractual and market prices, if such market price falls within the range (known as “floor” and “ceiling” prices) identified in the specific contracts. Additionally, the Company also has a contractual agreement whereby revenue is determined based on applying a cost-plus structure methodology. As such, since these contracts contain elements of variable consideration, the Company recognizes this variable consideration by using the expected value method. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues at the close of the harvesting season can result in either an increase or decrease to reported revenues. During the periods presented, no material adjustments were made to the reported citrus revenues.

Receivables under these contracts are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices, which fall within the range of the floor and ceiling price identified in the specific contract, are collected thirty to sixty days after final market pricing is published. As of December 31, 2018 and September 30, 2018, the Company had total receivables relating to sales of citrus of $6,848,000 and $2,471,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three months ended December 31, 2018 and December 31, 2017 are as follows:

(in thousands)	Three Months Ended December 31,

	2018	2017
Alico Citrus
Early and Mid-Season	$11,645	$15,417
Fresh Fruit	1,906	1,088
Other	346	574
Total	$13,897	$17,079

Water Resources and Other Operations
Land and other leasing	$734	$247
Other	148	207
Total	$882	$454

Total Revenues	$14,779	$17,533

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity or cash flows as previously reported.

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $73,502 and $16,219 for the three months ended December 31, 2018 and 2017, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU") 2016-02, “Leases (Topic 842)." This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company is currently evaluating the impact this guidance will have on our Financial Statements, and it will become effective for Alico October 1, 2019.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (Topic 350), which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in the fiscal years beginning after December 15, 2019, including interim periods within those reporting periods. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" ("ASU 2018-13"), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2020.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “ASC 606”), which prescribes a comprehensive new revenue recognition standard that supersedes previously existing revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard allows initial application to be performed retrospectively to each period presented or as a modified retrospective adjustment as of the date of adoption. ASC 606, also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less, and policy elections regarding shipping and handling that provides the option to account for shipping and handling costs as contract fulfillment costs. The Company adopted ASC 606 effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 606 did not require an adjustment to the opening balance of retained earnings as of October 1, 2018 (see Note 1. “Revenue Recognition”).

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also provides guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The standard also clarifies the derecognition of businesses is under the scope of ASC 810. The standard must be adopted concurrently with ASC 606, however an entity will not have to apply the same transition method as ASC 606. The Company adopted ASC 610-20 (“ASC 610-20”) effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 610-20 resulted in an adjustment to increase the opening balance of retained earnings by $14,617,000 as of October 1, 2018 (see Note 7. “Derivative Asset and Derivative Liabilities/Deferred Gain on Sale”).

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

Note 2. Inventories

Inventories consist of the following at December 31, 2018 and September 30, 2018:

(in thousands)	December 31,	September 30,
	2018	2018
Unharvested fruit crop on the trees	$40,934	$39,888
Other	1,524	1,145
Total inventories	$42,458	$41,033
During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. The Company has additional property and casualty and crop insurance claims outstanding and is awaiting determination of additional proceeds to be received, if any. Insurance proceeds are recorded in the period they are both probable and reasonable estimable.

In addition to the commercial insurance claims which have been submitted, the Company may be eligible for Hurricane Irma federal relief programs distributed by the Farm Service Agency under the 2017 Wildfires and Hurricane Indemnity Program (2017 WHIP), as well as block grants that will be administered through the State of Florida.  The specifics of these programs are still being finalized, and at this time the Company cannot determine the amount of federal relief funds, if any, which will be received, or when these funds will be disbursed.

The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2018, the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of December 31, 2018 and September 30, 2018:

(in thousands)	Carrying Value
	December 31,	September 30,
	2018	2018
Trailers	$456	$456
Frostproof Parcels	—	176
Parcels on East Ranch	759	759
Total Assets Held For Sale	$1,215	$1,391

During the three months ended December 31, 2018, the Company sold certain parcels at Frostproof for approximately $188,000 and realized a gain of approximately $13,000.

On October 30, 2017, the Company sold its corporate office building in Fort Myers, Florida for $5,300,000 and realized a gain of approximately $1,800,000. The sales agreement provides that the Company will lease back a portion of the office space for five years.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2018 and September 30, 2018:

(in thousands)	December 31,	September 30,
	2018	2018
Citrus trees	$265,616	$264,714
Equipment and other facilities	55,967	53,544
Buildings and improvements	8,213	8,052
Total depreciable properties	329,796	326,310
Less: accumulated depreciation and depletion	(95,220)	(91,858)
Net depreciable properties	234,576	234,452
Land and land improvements	105,987	105,951
Net property and equipment	$340,563	$340,403

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$94,375	$808	$95,938	$836
Met Variable-Rate Term Loans	46,000	372	46,719	385
Met Citree Term Loan	4,900	43	4,925	44
Pru Loans A & B	17,127	237	17,417	241
Pru Loan E	4,620	15	4,675	17
Pru Loan F	4,620	39	4,675	40
	171,642	1,514	174,349	1,563
Less current portion	5,300	—	5,275	—
Long-term debt	$166,342	$1,514	$169,074	$1,563

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$46	$—	$58
WCLC	22,314	41	2,685	78
Lines of Credit	$22,314	$87	$2,685	$136

Future maturities of long-term debt and lines of credit as of December 31, 2018 are as follows:

(in thousands)

Due within one year	$5,300
Due between one and two years	33,289
Due between two and three years	10,975
Due between three and four years	14,715
Due between four and five years	10,755
Due beyond five years	118,922

Total future maturities	$193,956

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended December 31,
	2018	2017
Interest expense	$1,917	$2,255
Interest capitalized	216	134
Total	$2,133	$2,389
Debt

The Company's credit facilities consist of $125,000,000 in fixed interest rate term loans (“Met Fixed-Rate Term Loans”), $57,500,000 in variable interest rate term loans (“Met Variable-Rate Term Loans”), a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

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

The interest rates on the Met Variable-Rate Term Loans were 4.18% per annum and 3.99% per annum as of December 31, 2018 and September 30, 2018, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of the fiscal year 2018, the Company elected not to make its principal payment and utilized its prepayment to satisfy its principal payment requirements for such quarters. At December 31, 2018, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 4.18% and 3.99% per annum as of December 31, 2018 and September 30, 2018, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2018.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 4.10% per annum and 3.85% per annum as of December 31, 2018 and September 30, 2018, respectively. The WCLC agreement was amended on September 30, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $37,426,000 and $57,015,000 as of December 31, 2018 and September 30, 2018, respectively.
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
The outstanding balance on the WCLC was $22,313,944 at December 31, 2018. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2018, there was approximately $10,260,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $123,000 of financing costs were incurred for the fiscal year ended September 30, 2018 in connection with letters of credit. These costs are also being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,266,000 and approximately $1,357,000 at December 31, 2018 and September 30, 2018, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $163,581,000 for the year ended September 30, 2018, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2018, the Company was in compliance with all of the financial covenants.
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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2018, the most recent measurement date.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2018 and September 30, 2018:

(in thousands)	December 31,	September 30,
	2018	2018

Ad valorem taxes	$—	$2,196
Accrued interest	1,320	1,191
Accrued employee wages and benefits	1,003	3,115
Inventory received but not invoiced	54	726
Accrued legal charges	539	—
Accrued dividends	447	492
Accrued insurance	339	223
Current portion of deferred retirement obligations	314	345
Accrued tender offer consulting charges	32	274
Other accrued liabilities	334	664
Total accrued liabilities	$4,382	$9,226

Note 7. Derivative Asset and Derivative Liabilities/Deferred Gain on Sale

Derivative asset and derivative liabilities/deferred gain on sale assets and liabilities consists of the following at December 31, 2018 and September 30, 2018:

(in thousands)	December 31,	September 30,
	2018	2018
Assets:
Derivative asset	$3,269	$—

Liabilities:
Derivative liabilities	$14,536	$—
Deferred gain on sale	—	24,928
Total derivative liabilities and deferred gain on sale	$14,536	$24,928

On November 21, 2014, the Company completed the sale of approximately 36,000 acres of land used for sugarcane production and land leasing in Hendry County, Florida to Global Ag Properties, LLC (“Global”) for approximately $97,900,000 in cash.

The sales price was subject to post-closing adjustments over a ten year period. The Company realized a gain of approximately $42,753,000 on the sale. Initially, $29,140,000 of the gain was deferred due to the Company’s continuing involvement in the property pursuant to a post-closing agreement and the potential price adjustments. The deferral represented the Company’s estimate of the maximum exposure to loss as a result of the continuing involvement. A net gain of approximately $13,613,000 was recognized at the time of the sale.

On October 1, 2018, the Company adopted ASC 610-20 and reevaluated the original post closing agreement under the guidance of ASC 610-20. As such, the Company recorded a derivative asset and derivative liabilities, which resulted in an increase to retained earnings of $14,617,000. This adjustment consisted of recording a derivative asset in the amount of $3,553,000 relating to potential payments due Alico from Global Ag Properties USA, LLC (“Global Ag”) and derivative liabilities of $13,864,000 relating to potential payments due Global Ag from Alico. In the first quarter ended December 31, 2018, the Company recorded a loss of $956,000, which reflects the change in fair value of the derivative asset and derivative liabilities.

On December 7, 2018, the Company and Global Ag entered into a Termination of Post Closing Agreement (the “2018 Post Closing Agreement”), pursuant to which the parties thereto agreed to certain terms and conditions under which a Post Closing Agreement, dated as of November 21, 2014 (the “2014 Post Closing Agreement”), may be terminated prior to the expiration of its stated term and with the payment of certain termination payments. The 2014 Post Closing Agreement was entered into in connection with the November 21, 2014 closing (the “Land Disposition”) of the sale by Alico to Global Ag of certain land used for sugarcane production and land leasing in Hendry County, Florida, (the “Land”).

The 2014 Post Closing Agreement contained obligations, including possible payments by Alico and by Global Ag to each other over a ten year period following the closing of the Land Disposition, with the payments each year being based on the difference, if any, between certain computed amounts. Since the time of the closing of the Land Disposition and up through December 7, 2018, the computations have resulted in payments being made each year by Alico to Global Ag., which have aggregated approximately $6,518,000.

The Termination of the 2018 Post Closing Agreement provides for (i) the termination of the 2014 Post Closing Agreement following the satisfaction of certain terms and conditions set forth in the termination agreement and (ii) the deposit by wire transfer into escrow of an aggregate of $11,300,000 following notification by Global Ag to Alico of the closing date of a sale of the Land by Global Ag to a third party. The conditions to the termination of the 2014 Post Closing Agreement and the payment of funds to Global Ag include (a) Global Ag’s assignment to the third party buyer, and such third party buyer’s assumption, of certain specified water management obligations, irrigation and drainage easement obligations, access easements obligations and obligations under a certain option to purchase certain railroad property owned by Alico, (b) delivery to the escrow agent of all instruments and consideration required to consummate the closing by Global Ag of the sale of the Land to the third party buyer, and (c) delivery to the escrow agent of copies of a water management project cooperation agreement running in favor of Alico and signed by Global Ag and the third party buyer.

Note 8. Fair Value Measurements

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The majority of the carrying amounts of the Company’s assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities as of December 31, 2018 and September 30, 2018, approximate their fair value because of the immediate or short term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value as the Company’s borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for similar obligations. The majority of our non-financial instruments, which include inventories and property and equipment, are not required to be measured at fair value on a recurring basis. The Company has certain assets classified as Assets Held for Sale, which have been recorded at the lower of carrying value or the estimated fair value less costs to sell. Additionally, the Company has two derivatives identified during the adoption of ASC 610-20, which relate to the gain on the sale of the sugarcane land on November 21, 2014 (see Note 7. “Derivative Asset and Derivative Liabilities/Deferred Gain on Sale”).

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

The following table represents certain assets held for sale as of December 31, 2018, which have been measured at fair value on a non-recurring basis for trailers and a recurring basis for derivative asset and derivative liabilities:

(in thousands)	Fair Value Hierarchy	Carrying Value	Adjustment to Fair Value	Fair Value
Assets:
Trailers	Level 3	$606	$150	$456
Derivative asset	Level 3	3,553	284	3,269
Total assets		$4,159	$434	$3,725

Liabilities:
Derivative liabilities	Level 3	$13,864	$672	$14,536
Total liabilities		$13,864	$672	$14,536

The following table represents certain assets held for sale as of September 30, 2018, which have been measured at fair value on a non-recurring basis:

(in thousands)	Fair Value Hierarchy	Carrying Value	Adjustment to Fair Value	Fair Value
Trailers	Level 3	$606	$150	$456

The Company recognized an unrealized loss relating to the change in fair value of the Company’s derivative asset and derivative liabilities of $956,000 during the three months ended December 31, 2018. No changes were recorded in earnings attributable to unrealized gains or losses relating to the Company’s assets or liabilities for the three months ended September 30, 2018.

Note 9. Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act contains significant changes to corporate taxes, including a permanent reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s statutory rate for the fiscal year ended September 30, 2018 was 24.5%, based on a fiscal year blended rate calculation. The 21% U.S. corporate tax rate will apply to the fiscal years ending September 30, 2019 and each year thereafter.

The Act required a one-time remeasurement of certain tax related assets and liabilities. During the first quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the year ended September 30, 2018, which was used to compute current tax expense for the first quarter ended December 31, 2017. The amounts recorded in the three months ended December 31, 2017 for the remeasurement of deferred tax liabilities principally relate to the reduction in the U.S. corporate income tax rate. The Company recorded a tax benefit of approximately $11,300,000 to account for these deferred tax impacts.

Note 10. Earnings Per Common Share
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

For the three months ended December 31, 2018 and 2017, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended December 31,
	2018	2017

Net (loss) income attributable to Alico, Inc. common stockholders	$(2,467)	$8,746

Weighted average number of common shares outstanding - basic	7,479	8,245
Dilutive effect of equity-based awards	—	119
Weighted average number of common shares outstanding - diluted	7,479	8,364

Net (loss) income per common shares attributable to Alico, Inc. common stockholders:
Basic	$(0.33)	$1.06
Diluted	$(0.33)	$1.05

For the quarter ended December 31, 2018, equity awards are comprised of 685,000 stock options granted to Executive Officers, after taking into effect the forfeiture of 375,000 stock options (see Note 12. "Stockholders Equity"). For the quarter ended December 31, 2018, certain of these of these stock options were excluded from the diluted earnings per share because they were anti-dilutive. For the quarter ended December 31, 2017 there were no anti-dilutive equity awards that were excluded from the calculation of diluted earnings per common share.

Note 11. Segment Information
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2018	2017
Revenues:
Alico Citrus	$13,897	$17,079
Water Resources and Other Operations	882	454
Total revenues	14,779	17,533

Operating expenses:
Alico Citrus	10,874	16,295
Water Resources and Other Operations	723	656
Total operating expenses	11,597	16,951

Gross profit (loss):
Alico Citrus	3,023	784
Water Resources and Other Operations	159	(202)
Total gross profit	$3,182	$582

Depreciation, depletion and amortization:
Alico Citrus	$3,408	$3,398
Water Resources and Other Operations	28	70
Other Depreciation, Depletion and Amortization	22	22
Total depreciation, depletion and amortization	$3,458	$3,490

(in thousands)	December 31,	September 30,
	2018	2018
Assets:
Alico Citrus	$387,918	$405,752
Water Resources and Other Operations	15,868	15,904
Other Corporate Assets	4,968	1,766
Total Assets	$408,754	$423,422

Note 12. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock), and (ii) other awards under the Stock Incentive Plan of 2015 (paid in restricted stock and stock options) (the “2015 Plan”). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $238,000 and $192,000 for the three months ended December 31, 2018 and 2017, respectively.

Restricted Stock

In the fiscal year 2015, the Company awarded 12,500 restricted shares of the Company’s common stock (“Restricted Stock”) to two senior executives under the 2015 Plan at a weighted average fair value of $49.49 per common share, vesting over three to five years.

In November 2017, a senior executive was awarded 5,000 restricted shares of the Company’s common stock (“Restricted Stock”) under the 2015 Plan at a weighted average fair value of $31.95 per common share, vesting over approximately three years.

Stock compensation expense related to the Restricted Stock totaled approximately $26,000 for each of the three months ended December 31, 2018 and 2017, respectively. There was approximately $146,000 and $172,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2018 and September 30, 2018, respectively.

Stock Option Grant

Stock option grants of 10,000 options to Mr. Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of December 31, 2018, the Company’s stock was trading at $29.50 per share, and during three months ended December 31, 2018, the stock did not trade above $40.00 per share; accordingly, none of the stock options are vested at December 31, 2018.

Stock option grants of 210,000 options to Mr. Trafelet and 90,000 options to Mr. Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of December 31, 2018, the Company’s stock was trading at $29.50 per share, and during the fiscal year 2018 the stock did not trade above $35.00 per share; accordingly, none of the stock options are vested at December 31, 2018.

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

Stock compensation expense related to the options totaled approximately $289,000 and $205,000 for the three months ended December 31, 2018 and 2017, respectively. At December 31, 2018 and September 30, 2018, there was approximately $2,553,000 and $2,842,000 of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.98 years.

The fair value of the 2019, 2018 and 2016 Option Grants was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different time-frames for the various market conditions being met.

2019 Option Grant

Expected Volatility	30.0%
Expected Term (in years)	4.09
Risk Free Rate	2.95%

The weighted-average grant-date fair value of the 2019 Option Grants was $7.10.

2018 Option Grant

Expected Volatility	30.0%
Expected Term (in years)	3.32
Risk Free Rate	2.8%

The weighted-average grant-date fair value of the 2018 Option Grants was $7.40.

2016 Option Grant

Expected Volatility	32.19%
Expected Term (in years)	2.6 - 4.0
Risk Free Rate	2.45%

The weighted-average grant-date fair value of the 2016 Option Grants was $3.53.

There were no additional stock options granted or exercised for the fiscal quarter ended December 31, 2018. As of December 31, 2018, there remained 557,500 common shares available for issuance under the 2015 Plan.

As part of the settlement agreement described in “Note 13. Commitments and Contingencies,” all of the options underlying Mr. Trafelet’s 2016 Option Grant and all of the options underlying Mr. Trafelet’s 2018 Option Grant (other than 26,250 options that will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00 and 26,250 options that will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00, in each case, prior to February 11, 2020) were forfeited without consideration on February 11, 2019. Any options retained by Mr. Trafelet that vest in accordance with their terms will expire on the date that is six months following the date on which such option vests, and any such options that do not vest by February 11, 2020 will be forfeited.

Stock Repurchase Authorizations

In the fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. The stock repurchases made under this repurchase were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

On October 3, 2018, the Company completed a tender offer of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. 734 Investors, Alico's largest stockholder since 2013, participated in the tender offer and sold a small percentage of its holdings.

For the three months ended December 31, 2018, the Company did not purchase any shares under the 2017 Authorization, and has
$1,676,443 available to repurchase stock under the 2017 Authorization.

The following table illustrates the Company’s treasury stock activity for the three months ended December 31, 2018:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2018	216,188	$7,536
Purchased	752,234	25,576
Issued to employees and directors	(7,072)	(295)

Balance as of December 31, 2018	961,350	$32,817

Capital Contribution

On April 16, 2018, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of approximately $2,041,000 as a result of Hurricane Irma, reducing the amount of crop available for sale in the 2017-2018 harvest season and the Company adopting a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution was approximately $1,041,000 and was funded on April 27, 2018. The remaining portion of the Contribution of $1,000,000 was funded by the noncontrolling parties.

Note 13. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $10,260,000 and $10,300,000 at December 31, 2018 and September 30, 2018, respectively, to secure its various contractual obligations.

Legal Proceedings

Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet (the
“Trafelet Parties”), the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The Trafelet Parties seek, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) is valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent are null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

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

On December 6, 2018, the Trafelet Parties filed an amended complaint which added the Company and Benjamin D. Fishman, a member of the Board of Directors, as defendants. On December 21, 2018, the Trafelet Parties filed a renewed motion for a preliminary injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company. On January 14, 2019, the defendants in the Florida Litigation filed an opposition to plaintiffs’ renewed motion for a preliminary injunction. On January 18, 2019, the defendants in the Florida Litigation filed a motion to dismiss the plaintiffs’ amended complaint.

On February 11, 2019, the parties to the Florida Litigation entered into a settlement agreement (the “Alico Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Florida Litigation. Pursuant to the Alico Settlement Agreement, Mr. Trafelet agreed to voluntarily resign as president and chief executive officer and a member of the Board of Directors, effective upon the execution of the Alico Settlement Agreement.

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Trafelet and 3584 Inc., an entity controlled by Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Also on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the U.S. Securities and Exchange Commission a registration statement on Form S-3 within 90 days of the date thereof, covering the resale of the Registrable Securities.

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

On February 11, 2019, Trafelet, 734 Agriculture, 734 Investors, and certain members of 734 Investors entered into a settlement agreement (the “734 Investors Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Delaware Litigation. Pursuant to the 734 Investors Settlement Agreement, 734 Agriculture resigned as Managing Member of 734 Investors and Arlon Valencia Holdings, LLC was confirmed as Managing Member of 734 Investors.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2018, the Company had approximately $3,516,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Note 14. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0 and $187,500 under the Consulting and Non-Competition Agreement for the three months ended December 31, 2018 and 2017, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.

Henry R. Slack and George R. Brokaw

Beginning June 26, 2017, both Messrs. Slack and Brokaw agreed to waive payment of their salaries.

Shared Services Agreement

The Company has a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company will reimburse TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and has not been extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed approximately $154,000 and $148,000 under the Shared Services Agreement for the three months ended December 31, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto. Additional context can also be found in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as filed with the Securities and Exchange Commission (“SEC”) on December 6, 2018 as amended by Form 10-K/A, as filed with the SEC on January 25, 2019.
Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization program; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; market and pricing risks due to concentrated ownership of stock market and pricing risks due to concentrated ownership of stock; the Company's receipt of future funding from the state of Florida in connection with water retention projects; any Federal relief received in the future by the Company in connection with Hurricane Irma; any reduction in the public float resulting from the 2018 tender offer or any subsequent repurchases of common stock by the Company; recent changes in the Equity Plan awards to Employees; continuation of the Company's dividend policy; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock into the 2018 tender offer or by way of future transactions; decreased cash availability as a result of closing the 2018 tender offer and effectuating share repurchases; political changes and economic crises; competitive actions by other companies; changes in dividends; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses.. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc. (the "Company") generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and substantially all of its operating revenues are generated in the United States. For the three months ended December 31, 2018, Alico generated operating revenues of approximately $14,779,000, loss from operations of approximately $268,000, and net loss attributable to common stockholders of approximately $2,467,000. Cash used in operating activities was approximately $12,001,000 during the three months ended December 31, 2018.

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

The Company operates two segments related to its various land holdings, as follows:

•
Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and

•
Water Resources and Other Operations, which includes activities related to sod, native plant sales, grazing and hunting leasing, management and/or conservation of unimproved native pasture land and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

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

There have been no significant changes during this reporting period to the policies and disclosures, except for the adoption of ASC 610-20 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” as noted in Note 1 "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this 10-Q, set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

See Note 1. "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this 10-Q for a detailed description of recent accounting pronouncements.

Recent Developments

Alico 2.0 Modernization Program

On November 16, 2017, we announced the Alico 2.0 Modernization Program (“Alico 2.0”). This program has transformed three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, Alico Citrus, one of the leaders in the U.S. citrus industry. This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency.

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

The Company planted over 400,000 trees in the fiscal year 2018, and intends to plant over 400,000 trees in the fiscal year 2019 to help position the Company for future production growth beyond 2020. The Company believes that its current acreage can produce 10,000,000 boxes per year on a sustained basis, even in an environment where citrus greening is pervasive.

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

As described above under “Note 13. Commitments and Contingencies” on February 11, 2019, the parties to the Florida Litigation entered into the Alico Settlement Agreement wherein the parties agreed to promptly dismiss all claims in the litigation, including those related to the termination proceedings against Mr. Trafelet, and Mr. Trafelet agreed to voluntarily resign as president and chief executive officer and a member of the Company’s Board of Directors, effective upon the execution of the Alico Settlement Agreement.

As described above under “Note 13. Commitments and Contingencies”, as contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into the Consulting Agreement with Trafelet and the Consultant. Pursuant to the Consulting Agreement, Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

As described above under “Note 13. Commitments and Contingencies”, as contemplated by the Alico Settlement Agreement, the Company entered into the Registration Rights Agreement with Trafelet, relating to the Registrable Securities. The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the U.S. Securities and Exchange Commission a registration statement on Form S-3 within 90 days of the date thereof, covering the resale of the Registrable Securities.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017:

(in thousands)	Three Months Ended
	December 31,		Change
	2018	2017	$	%
Operating revenues:
Alico Citrus	$13,897	$17,079	$(3,182)	(18.6)%
Water Resources and Other Operations	882	454	428	94.3%
Total operating revenues	14,779	17,533	(2,754)	(15.7)%

Gross profit (loss):
Alico Citrus	3,023	784	2,239	285.6%
Water Resources and Other Operations	159	(202)	361	(178.7)%
Total gross profit	3,182	582	2,600	446.7%

General and administrative expenses	3,450	3,886	(436)	(11.2)%
Loss from operations	(268)	(3,304)	3,036	(91.9)%
Total other expenses, net	(2,864)	(375)	(2,489)	NM
Loss before income taxes	(3,132)	(3,679)	547	(14.9)%
Income tax benefit	(629)	(12,417)	11,788	(94.9)%
Net (loss) income	(2,503)	8,738	(11,241)	(128.6)%
Net loss attributable to noncontrolling interests	36	8	28	350.0%
Net (loss) income attributable to Alico, Inc. common stockholders	$(2,467)	$8,746	$(11,213)	(128.2)%
NM - Not meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three months ended December 31, 2018 and 2017:

(in thousands, except per box and per pound solids data)

	Three Months Ended December 31,
			Change
	2018	2017	Unit	%
Operating Revenues:
Early and Mid-Season	$11,645	$15,417	$(3,772)	(24.5)%
Fresh Fruit	1,906	1,088	818	75.2%
Purchase and Resale of Fruit	25	35	(10)	(28.6)%
Other	321	539	(218)	(40.4)%
Total	$13,897	$17,079	$(3,182)	(18.6)%
Boxes Harvested:
Early and Mid-Season	994	1,214	(220)	(18.1)%
Total Processed	994	1,214	(220)	(18.1)%
Fresh Fruit	103	73	30	41.1%
Total	1,097	1,287	(190)	(14.8)%
Pound Solids Produced:
Early and Mid-Season	5,138	6,069	(931)	(15.3)%
Total	5,138	6,069	(931)	(15.3)%
Pound Solids per Box:
Early and Mid-Season	5.17	5.00	0.17	3.4%
Price per Pound Solids:
Early and Mid-Season	$2.27	$2.54	$(0.27)	(10.6)%
Price per Box:
Fresh Fruit	$18.48	$14.90	$3.58	24.0%
Operating Expenses:
Cost of Sales	$7,908	$12,245	$(4,337)	(35.4)%
Harvesting and Hauling	2,744	3,497	(753)	(21.5)%
Purchase and Resale of Fruit	21	41	(20)	(48.8)%
Other	201	512	(311)	(60.7)%
Total	$10,874	$16,295	$(5,421)	(33.3)%

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

The decrease in revenues for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was primarily due to the Company commencing the harvest season later in the current year than in the previous year. As a result of Hurricane Irma, the Company commenced its fiscal year 2018 harvesting of its Early and Mid-Season fruit in late October, as compared to the harvesting commencing in late November in the current harvest season. As such, the Company has harvested a smaller number of boxes in the three month period ended December 31, 2018, than in the same period of the previous year. The

Company also experienced a reduction in the price per pound solid of $0.27 in the three months ended December 31, 2018, compared to the same period in the prior year, largely as a result of the Early and Mid-season crop being greater than initially anticipated. The decrease from the smaller number of boxes being harvested and the reduction in price per pound solid was partially offset by an increase in pound solids per box of 0.17 lbs. The Company will complete the harvesting of Early and Mid-Season fruit later in the current fiscal year and anticipates an overall increase in the number of boxes harvested and revenues generated from Early and Mid-Season fruit for the fiscal year 2019 harvest, as compared to the prior year. Also, offsetting this decrease was a greater number of boxes of fresh fruit sold at a higher price per box in fiscal year 2019, as compared to the same period in the prior year.

The USDA, in its December 11, 2018 Citrus Crop Forecast for the 2018-19 harvest season, indicated its expectation that the Florida orange crop will increase from approximately 45,000,000 boxes for the 2017-18 crop year to approximately 77,000,000 boxes for the 2018-19 crop year, an increase of approximately 71.1%. The significant increase is the result of 2017-18 harvest season being impacted by Hurricane Irma and the related fruit loss experienced.

The Company originally estimated its fiscal year 2019 processed boxes would increase by approximately 31-37% compared to processed boxes for fiscal year 2018. Based on the harvesting of fruit through the first quarter of fiscal 2019, the Company now estimates the increased production for fiscal year 2019 to increase by approximately 52-58% compared to processed boxes for fiscal year 2018.

The decrease in operating expenses for the three months ended December 31, 2018 is primarily due to a decrease in cost of sales and harvesting and haul costs. The decrease is primarily related to the Company harvesting less fruit, compared to the same period ended December 31, 2017.

In November 2017, the Company announced Alico 2.0. This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency. As part of Alico 2.0, Alico has divested itself from several under-performing assets and Alico Citrus is reducing expenses through better purchasing, more precise application of selected fertilizers and chemicals, by outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. Alico Citrus has also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.

As part of the announcement of Alico 2.0, the Company provided guidance which described expected improvements once citrus production returned to the pre-hurricane levels of approximately 7.9 million boxes, annually, along with certain cost reductions. Today, the Company believes this production level and cost savings opportunity are potentially achievable in fiscal year 2020; however, there can be no assurance that the anticipated cost savings will be realized under Alico 2.0.

Water Resources and Other Operations

The table below presents key operating measures for the three months ended December 31, 2018 and 2017:

(in thousands)
	Three Months Ended December 31,
			Change
	2018	2017	Unit	%
Revenue From:
Land and other leasing	$734	$247	$487	197.2%
Sale of calves and culls	—	57	(57)	(100.0)%
Other	148	150	(2)	(1.3)%
Total	$882	$454	$428	94.3%
Operating Expenses:
Land and other leasing	$314	$133	$181	136.1%
Cost of calves sold	—	69	(69)	(100.0)%
Water conservation	404	395	9	2.3%
Other	5	59	(54)	(91.5)%
Total	$723	$656	$67	10.2%

Land and other leasing includes lease income from a lease for grazing rights, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, farm lease revenue, the generation of revenues from sod and tree sales and rental income for office space.

The increase in revenues from Water Resources and Other Operations is primarily due to the Company entering into a long-term leasing arrangement, upon selling Alico’s cattle herd in January 2018, with the purchaser of grazing rights on the ranch providing an annual revenue stream of approximately $1,200,000. The Company continues to own the property and conduct its long-term water dispersement program and wildlife management programs.

Water storage and conservation

In December 2012, the South Florida Water Management District ("SFWMD") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The approved Florida budget for the state’s 2018/2019 fiscal year included funding for the Program, and on September 19, 2018 the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a dispersed water storage project in the Caloosahatchee Watershed, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. Operating expenses were approximately $404,000 and $395,000 for the three months ended December 31, 2018 and 2017, respectively.

General and Administrative

General and administrative expenses for the three months ended December 31, 2018 totaled approximately $3,450,000, compared to approximately $3,886,000 for the three months ended December 31, 2017. The decrease was attributable in large part to a reduction in payroll costs of approximately $596,000, resulting primarily from a reduction in (i) separation expenses of approximately $388,000; (ii) accrual for paid time off of approximately $120,000; and (iii) personnel and overtime costs of approximately $88,000. Additionally, the Company recorded less audit and tax fees and consulting fees of approximately $154,000 and $187,000, respectively. These decreases were offset by an increase in professional fees of $500,000 relating to corporate matters during the three months ended 31, 2018.

Other (Expense) Income, net

Other (expense) income, net, for the three months ended December 31, 2018 and 2017 was approximately $(2,864,000) and approximately $(375,000), respectively. The increase in the net expense is primarily due to the fact that, during the three months ended December 31, 2018, the Company recorded an adjustment of $956,000 relating to the change in fair value of the derivative asset and derivative liabilities. Additionally, during the three months ended December 31, 2017, the Company recorded a gain on the sale of its office building in Fort Myers, Florida, of approximately $1,800,000, which offset a large portion of the expenses in that quarter. As part of the sale, the Company has entered into a lease arrangement with the buyer for a portion of the office space. No significant gain on the sale of assets was recorded for the three months ended December 31, 2018.

Income Taxes

The income tax benefit was approximately $629,000 and $12,417,000 for the three months ended December 31, 2018 and 2017, respectively. The tax provision for the three months ended December 31, 2018 primarily resulted from the Company generating a net loss. For the three months ended December 31, 2017, the Company recorded a non-cash tax benefit of approximately $11,300,000 resulting from the remeasurement of the Company's net deferred tax liabilities using the 21% corporate tax rate that was enacted December 22, 2017.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2018	2018	Change
Cash and cash equivalents and restricted cash	$7,274	$32,260	$(24,986)
Total current assets	$55,674	$71,061	$(15,387)
Total current liabilities	$28,204	$21,498	$6,706
Working capital	$27,470	$49,563	$(22,093)
Total assets	$408,754	$423,422	$(14,668)
Principal amount of term loans and lines of credit	$193,956	$177,034	$16,922
Current ratio	1.97 to 1	3.31 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, assets sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $37,426,000 is available for general use as of December 31, 2018, and a $25,000,000 revolving line of credit, all of which is available for general use as of December 31, 2018 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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
Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2018 and 2017:

(in thousands)	Three Months Ended December 31,
	2018	2017	Change
Net (loss) income	$(2,503)	$8,738	$(11,241)
Deferred gain on sale of sugarcane land	—	(141)	141
Depreciation, depletion and amortization	3,458	3,490	(32)
Deferred income tax benefit	(629)	(12,417)	11,788
Gain on sale of real estate, property and equipment and assets held for sale	(22)	(1,596)	1,574
Change in fair value of derivatives	956	—	956
Non-cash interest expense on deferred gain on sugarcane land	—	344	(344)
Stock-based compensation expense	553	423	130
Other	(7)	(44)	37
Change in working capital	(13,807)	(8,486)	(5,321)
Net cash used in operating activities	$(12,001)	$(9,689)	$(2,312)

The increase in net cash used in operating activities for the three months ended December 31, 2018, as compared to the same period in 2017, was primarily due to the Company recording a net loss as well as realizing a decrease in working capital. The decrease in working capital was primarily driven by smaller receivables as well as a reduction in accounts payable and accrued expenses. The decrease in accounts receivable is directly related to the harvesting season commencing later in the current year than in the previous year, whereby less revenues and receivables were generated. The decrease in accounts payable is due to the Company paying certain obligations which are due and/or paid during the three months ended December 31, 2018. This increase in net cash used in operating activities was partially offset by a non-cash change in deferred tax liabilities, primarily as result of new tax legislation which went into effect on December 22, 2017.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters, as its citrus crops are harvested.

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the three months ended December 31, 2018 and 2017:

(in thousands)	Three Months Ended December 31,
	2018	2017	Change
Capital expenditures:
Citrus tree development	$(2,971)	$(2,628)	$(343)
Breeding herd purchases	—	(317)	317
Equipment and other	(487)	(616)	129
Total	(3,458)	(3,561)	103

Net proceeds from sale of property and equipment and assets held for sale	202	5,300	(5,098)
Deposits on purchase of citrus trees	(632)	—	(632)
Notes receivable	4	—	4
Net cash (used in) provided by investing activities	$(3,884)	$1,739	$(5,623)

The shift from net cash provided by investing activities in the three months ended December 31, 2017 to net cash used in investing activities for the three months ended December 31, 2018, was primarily due to proceeds that were received from the sale of certain assets during the first three months ended December 31, 2017. In comparison, only minimal proceeds from the sale of assets were received for the three months ended December 31, 2018. Additionally, for the three months ended December 31, 2018, the Company increased its citrus tree orders which resulted in increased deposits and thus an increased use of cash. The increase in such deposits is due to the Company’s decision to plant more trees in the fiscal year 2019 as well as in the fiscal year 2020.

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Financing Activities for the three months ended December 31, 2018 and 2017:

(in thousands)	Three Months Ended December 31,
	2018	2017	Change
Repayments on revolving lines of credit	$(6,948)	$(10,608)	$3,660
Borrowings on revolving lines of credit	26,577	17,731	8,846
Principal payments on term loans	(2,707)	(1,118)	(1,589)
Treasury stock purchases	(25,576)	—	(25,576)
Dividends paid	(447)	(494)	47
Capital lease obligation payments	—	(8)	8
Net cash (used in) provided by financing activities	$(9,101)	$5,503	$(14,604)

The shift from net cash provided by financing activities in the three months ended December 31, 2017 to net cash used in financing activities for the three months ended December 31, 2018, was primarily due to the Company purchasing its common shares through a tender offer, for an aggregate approximate amount of $25,576,000, which was partially offset by increased borrowings under its line of credit.

Alico had $22,313,944 outstanding on its revolving lines of credit as of December 31, 2018.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of December 31, 2018, there was approximately $10,260,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.
Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2018, the Company had approximately $3,516,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 6, 2018.
Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

During the first fiscal quarter ended December 31, 2018, there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet (the
“Trafelet Parties”), the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The Trafelet Parties seek, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) is valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent are null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

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

On December 6, 2018, the Trafelet Parties filed an amended complaint which added the Company and Benjamin D. Fishman, a member of the Board of Directors, as defendants. On December 21, 2018, the Trafelet Parties filed a renewed motion for a preliminary injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company. On January 14, 2019, the defendants in the Florida Litigation filed an opposition to plaintiffs’ renewed motion for a preliminary injunction. On January 18, 2019, the defendants in the Florida Litigation filed a motion to dismiss the plaintiffs’ amended complaint.

On February 11, 2019, the parties to the Florida Litigation entered into a settlement agreement (the “Alico Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Florida Litigation. Pursuant to the Alico Settlement Agreement, Mr. Trafelet agreed to voluntarily resign as president and chief executive officer and a member of the Board of Directors, effective upon the execution of the Alico Settlement Agreement.

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Trafelet and 3584 Inc., an entity controlled by Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Also on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the U.S. Securities and Exchange Commission a registration statement on Form S-3 within 90 days of the date thereof, covering the resale of the Registrable Securities.

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

On February 11, 2019, Trafelet, 734 Agriculture, 734 Investors, and certain members of 734 Investors entered into a settlement agreement (the “734 Investors Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Delaware Litigation. Pursuant to the 734 Investors Settlement Agreement, 734 Agriculture resigned as Managing Member of 734 Investors and Arlon Valencia Holdings, LLC was confirmed as Managing Member of 734 Investors.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A. Risk Factors.
There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 6, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period.

In the fiscal year 2017, the Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continuing through March 9, 2019. In May 2017, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continuing through May 24, 2019. The stock repurchases made under this repurchase were made through open market transactions at times and in such amounts as the Company’s broker determined subject to the provisions of SEC Rule 10b-18.

For the three months ended December 31, 2018, the Company did not purchase any shares under the 2017 Authorization, and has
$1,676,443 available to repurchase stock under the 2017 Authorization.

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

ALICO, INC. (Registrant)

February 11, 2019	By:	/s/ Henry R. Slack
Henry R. Slack
Executive Chairman and Director
(Principal Executive Officer)

February 11, 2019	By:	/s/ John E. Kiernan
John E. Kiernan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting officer)