Form 10-Q
period 2019-03-31
ALICO INC
filed 2019-05-07
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	NASDAQ Global Market

There were 7,470,031 shares of common stock outstanding at May 3, 2019.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2019 and 2018

Part 1 - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$606	$25,260
Accounts receivable, net	13,997	2,544
Inventories	36,111	41,033
Assets held for sale	1,403	1,391
Prepaid expenses and other current assets	946	833
Total current assets	53,063	71,061

Restricted cash	7,004	7,000
Property and equipment, net	342,930	340,403
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	44	136
Other non-current assets	2,802	2,576
Total assets	$408,089	$423,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,372	$3,764
Accrued liabilities	5,988	9,226
Long-term debt, current portion	5,313	5,275
Income taxes payable	1,468	2,320
Other current liabilities	437	913
Total current liabilities	20,578	21,498

Long-term debt:
Principal amount, net of current portion	163,599	169,074
Less: deferred financing costs, net	(1,465)	(1,563)
Long-term debt less current portion and deferred financing costs, net	162,134	167,511
Lines of credit	24,962	2,685
Deferred income tax liabilities	28,930	25,153
Deferred gain on sale	—	24,928
Deferred retirement obligations	3,938	4,052
Other liabilities	346	—
Total liabilities	240,888	245,827
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 7,462,803 and 8,199,957 shares outstanding at March 31, 2019 and September 30, 2018, respectively	8,416	8,416
Additional paid in capital	19,733	20,126
Treasury stock, at cost, 953,342 and 216,188 shares held at March 31, 2019 and September 30, 2018, respectively	(32,496)	(7,536)
Retained earnings	166,193	151,111
Total Alico stockholders' equity	161,846	172,117
Noncontrolling interest	5,355	5,478
Total stockholders' equity	167,201	177,595
Total liabilities and stockholders' equity	$408,089	$423,422
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Operating revenues:
Alico Citrus	$47,823	$34,709	$61,720	$51,788
Water Resources and Other Operations	698	891	1,580	1,345
Total operating revenues	48,521	35,600	63,300	53,133
Operating expenses:
Alico Citrus	31,582	26,110	42,456	42,405
Water Resources and Other Operations	625	1,657	1,348	2,313
Total operating expenses	32,207	27,767	43,804	44,718
Gross profit:	16,314	7,833	19,496	8,415
General and administrative expenses	4,654	3,073	8,104	6,959
Income from operations	11,660	4,760	11,392	1,456
Other (expense) income:
Interest expense	(1,963)	(2,239)	(3,880)	(4,494)
Gain on sale of real estate, property and equipment and assets held for sale	1	99	23	1,835
Change in fair value of derivatives	(33)	—	(989)	—
Other income, net	23	—	10	144
Total other expenses, net	(1,972)	(2,140)	(4,836)	(2,515)
Income (loss) before income taxes	9,688	2,620	6,556	(1,059)
Income tax provision (benefit)	2,228	8,150	1,599	(4,267)
Net income (loss)	7,460	(5,530)	4,957	3,208
Net loss attributable to noncontrolling interests	87	16	123	24
Net income (loss) attributable to Alico, Inc. common stockholders	$7,547	$(5,514)	$5,080	$3,232
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$1.01	$(0.67)	$0.68	$0.39
Diluted	$1.01	$(0.67)	$0.68	$0.39
Weighted-average number of common shares outstanding:
Basic	7,463	8,256	7,471	8,251
Diluted	7,469	8,256	7,506	8,310

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

For the three months ended March 31, 2019

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at December 31, 2018	8,416	$8,416	$20,384	$(32,817)	$159,094	$155,077	$5,442	$160,519
Net Income (loss)	—	—	—	—	7,547	7,547	(87)	7,460
Dividends ($0.06/share)	—	—	—	—	(448)	(448)	—	(448)
Treasury stock purchases	—	—	—	—	—	—	—	—
Stock-based compensation:
Directors	—	—	(83)	321	—	238	—	238
Executives	—	—	255	—	—	255	—	255
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)

Balance at March 31, 2019	8,416	$8,416	$19,733	$(32,496)	$166,193	$161,846	$5,355	$167,201

For the six months ended March 31, 2019

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at September 30, 2018	8,416	$8,416	$20,126	$(7,536)	$151,111	$172,117	$5,478	$177,595
Net Income (loss)	—	—	—	—	5,080	5,080	(123)	4,957
Dividends ($0.12/share)	—	—	—	—	(895)	(895)	—	(895)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	10,897	10,897	—	10,897
Stock-based compensation:
Directors	—	—	(140)	616	—	476	—	476
Executives	—	—	570	—	—	570	—	570
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)

Balance at March 31, 2019	8,416	$8,416	$19,733	$(32,496)	$166,193	$161,846	$5,355	$167,201

For the three months ended March 31, 2018

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at December 31, 2017	8,416	8,416	18,890	(6,275)	148,285	169,316	4,720	174,036
Net loss	—	—	—	—	(5,514)	(5,514)	(16)	(5,530)
Dividends ($0.06/share)	—	—	—	—	(494)	(494)	—	(494)
Treasury stock purchases	—	—	—	(206)	—	(206)	—	(206)
Stock-based compensation:
Directors	—	—	(82)	273	—	191	—	191
Executives	—	—	242	—	—	242	—	242

Balance at March 31, 2018	8,416	8,416	19,050	(6,208)	142,277	163,535	4,704	168,239

For the six months ended March 31, 2018

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at September 30, 2017	8,416	$8,416	$18,694	$(6,502)	$140,033	$160,641	$4,728	$165,369
Net Income (loss)	—	—	—	—	3,232	3,232	(24)	3,208
Dividends ($0.12/share)	—	—	—	—	(988)	(988)	—	(988)
Treasury stock purchases	—	—	—	(206)	—	(206)	—	(206)
Stock-based compensation:
Directors	—	—	(118)	500	—	382	—	382
Executives	—	—	474	—	—	474	—	474

Balance at March 31, 2018	8,416	$8,416	$19,050	$(6,208)	$142,277	$163,535	$4,704	$168,239

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities:
Net income	$4,957	$3,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred gain on sale of sugarcane land	—	(282)
Depreciation, depletion and amortization	6,951	6,922
Deferred income tax provision (benefit)	73	(4,306)
Gain on sale of real estate, property and equipment and assets held for sale	(23)	(1,835)
Change in fair value of derivatives	989	—
Non-cash interest expense on deferred gain on sugarcane land	—	688
Stock-based compensation expense	223	856
Other	(51)	(300)
Changes in operating assets and liabilities:
Accounts receivable	(11,453)	(12,229)
Inventories	4,922	9,194
Prepaid expenses and other assets	92	(620)
Accounts payable and accrued expenses	370	(533)
Income tax payable	(852)	—
Other liabilities	(130)	(1,014)
Net cash provided by (used in) operating activities	6,068	(251)

Cash flows from investing activities:
Purchases of property and equipment	(9,524)	(7,438)
Net proceeds from sale of property and equipment and assets held for sale	202	24,612
Deposits on purchase of citrus trees	(515)	—
Notes receivable	50	(379)
Net cash (used in) provided by investing activities	(9,787)	16,795

Cash flows from financing activities:
Repayments on revolving lines of credit	(41,360)	(21,424)
Borrowings on revolving lines of credit	63,637	21,424
Principal payments on term loans	(5,437)	(6,715)
Treasury stock purchases	(25,576)	(206)
Payment on termination of Global Ag agreement	(11,300)	—
Dividends paid	(895)	(988)
Capital lease obligation payments	—	(8)
Net cash used in financing activities	(20,931)	(7,917)

Net (decrease) increase in cash and cash equivalents and restricted cash	(24,650)	8,627
Cash and cash equivalents and restricted cash at beginning of the period	32,260	3,395

Cash and cash equivalents and restricted cash at end of the period	$7,610	$12,022
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 117,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Water Resources and Other Operations. Financial results are presented based upon its two business segments (Alico Citrus and Water Resources and Other Operations).

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

Principles of Consolidation

The Financial Statements include the accounts of Alico and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings LLC and subsidiaries, Alico Fresh Fruit LLC, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC. The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Receivables under these contracts are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices, which fall within the range of the floor and ceiling price identified in the specific contract, are collected thirty to sixty days after final market pricing is published. As of March 31, 2019 and September 30, 2018, the Company had total receivables relating to sales of citrus of $13,696,000 and $2,471,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and six months ended March 31, 2019 and 2018 are as follows:

(in thousands)
	Three Months Ended March 31, 2018		Six Months Ended March 31, 2019
	2019	2018	2019	2018
Alico Citrus
Early and Mid-Season	$27,929	$8,839	$39,574	$24,256
Valencias	18,746	24,598	18,746	24,598
Fresh Fruit	671	418	2,577	1,506
Other	477	854	823	1,428
Total	$47,823	$34,709	$61,720	$51,788

Water Resources and Other Operations
Land and other leasing	$658	$840	$1,392	$1,087
Other	40	51	188	258
Total	$698	$891	$1,580	$1,345

Total Revenues	$48,521	$35,600	$63,300	$53,133

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity or cash flows as previously reported.

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree Holdings I, LLC (“Citree”). Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $177,000 and $33,000 for the three months ended March 31, 2019 and 2018, respectively, and had a net loss of approximately $251,000 and $49,000 for the six months ended March 31, 2019 and 2018, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company is currently evaluating the impact this guidance will have on our Financial Statements, and it will become effective for Alico October 1, 2019.

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

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard is effective on October 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-19 to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company. Information regarding the adoption of Leases (Topic 842) is described above.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also provides guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The standard also clarifies the derecognition of businesses is under the scope of ASC 810. The standard must be adopted concurrently with ASC 606, however an entity will not have to apply the same transition method as ASC 606. The Company adopted ASC 610-20 (“ASC 610-20”) effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 610-20 resulted in an adjustment to increase the opening balance of retained earnings by $14,601,000 as of October 1, 2018 (see Note 7. “Deferred Gain on Sale”).

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

Note 2. Inventories

Inventories consist of the following at March 31, 2019 and September 30, 2018:

(in thousands)	March 31,	September 30,
	2019	2018
Unharvested fruit crop on the trees	$34,526	$39,888
Other	1,585	1,145
Total inventories	$36,111	$41,033
During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. The Company has additional property and casualty claims outstanding and is awaiting determination of additional proceeds to be received, if any. Insurance proceeds are recorded in the period they are both probable and reasonably estimable.
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

The Company records its inventory at the lower of cost or net realizable value. For the three and six months ended March 31, 2019 and March 31, 2018, the Company did not record any adjustments to reduce inventory to net realizable value.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of March 31, 2019 and September 30, 2018:

(in thousands)	Carrying Value
	March 31,	September 30,
	2019	2018
Trailers	$421	$456
Frostproof Parcels	—	176
Parcels on East Ranch	759	759
Twin Mills	223	—
Total Assets Held For Sale	$1,403	$1,391

On March 1, 2019, the Company sold certain trailers for approximately $35,000.

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $188,000 and realized a gain of approximately $12,000.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2019 and September 30, 2018:

(in thousands)	March 31,	September 30,
	2019	2018
Citrus trees	$272,100	$264,714
Equipment and other facilities	54,985	53,544
Buildings and improvements	8,213	8,052
Total depreciable properties	335,298	326,310
Less: accumulated depreciation and depletion	(98,609)	(91,858)
Net depreciable properties	236,689	234,452
Land and land improvements	106,241	105,951
Net property and equipment	$342,930	$340,403

During the six months ended March 31, 2019, the Company purchased 188 net tree acreage of citrus blocks for approximately $1,848,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the Bank agreed to accept these purchases as substitute collateral and release approximately $1,800,000 from restricted cash.

On September 29, 2018, the Company sold its property at Island Pond for $7,900,000. As Island Pond was collateralized under one of the Company’s loan documents, $7,000,000 of the proceeds is restricted in use.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs net of accumulated amortization at March 31, 2019 and September 30, 2018:

(in thousands)	March 31, 2019		September 30, 2018
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$92,814	$780	$95,938	$836
Met Variable-Rate Term Loans	45,281	359	46,719	385
Met Citree Term Loan	4,850	42	4,925	44
Pru Loans A & B	16,837	232	17,417	241
Pru Loan E	4,565	13	4,675	17
Pru Loan F	4,565	39	4,675	40
	168,912	1,465	174,349	1,563
Less current portion	5,313	—	5,275	—
Long-term debt	$163,599	$1,465	$169,074	$1,563

The following table summarizes lines of credit and related deferred financing costs net of accumulated amortization at March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
	(in thousands)

Lines of Credit:
RLOC	$—	$33	$—	$58
WCLC	24,962	11	2,685	78
Lines of Credit	$24,962	$44	$2,685	$136

Future maturities of long-term debt and lines of credit as of March 31, 2019 are as follows:

(in thousands)

Due within one year	$5,313
Due between one and two years	10,975
Due between two and three years	35,937
Due between three and four years	14,660
Due between four and five years	10,755
Due beyond five years	116,234

Total future maturities	$193,874

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest expense	$1,963	$2,239	$3,880	$4,494
Interest capitalized	229	147	445	281
Total	$2,192	$2,386	$4,325	$4,775
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
The interest rates on the Met Variable-Rate Term Loans were 4.39% per annum and 3.99% per annum as of March 31, 2019 and September 30, 2018, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of the fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At March 31, 2019, the Company had $5,625,000 remaining available from its 2015 prepayment to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 4.39% and 3.99% per annum as of March 31, 2019 and September 30, 2018, respectively. Availability under the RLOC was $25,000,000 as of March 31, 2019.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 4.24% per annum and 3.85% per annum as of March 31, 2019 and September 30, 2018, respectively. The WCLC agreement was amended on September 30, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $44,578,000 and $57,015,000 as of March 31, 2019 and September 30, 2018, respectively.
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

The outstanding balance on the WCLC was $24,962,000 at March 31, 2019. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2019, there was approximately $460,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $123,000 of financing costs were incurred for the fiscal year ended September 30, 2018 in connection with letters of credit. These costs are also being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,183,000 and approximately $1,357,000 at March 31, 2019 and September 30, 2018, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $163,581,000 for the year ended September 30, 2018, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2019, the Company was in compliance with all of the financial covenants.
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

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. On February 15, 2015, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip Citrus”) made a prepayment of $750,000. In addition, the Company made prepayments of approximately $4,453,000 in the second fiscal quarter of 2018 with the sale of certain properties, which were collateralized under these loans. The Company may prepay up to $5,000,000 of principal without penalty. As such, the Company exceeded the allowed $5,000,000 prepayment by approximately $203,000 and was required to make a premium payment of approximately $22,000. The loans are collateralized by real estate in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033.

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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip Citrus debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2019, the most recent measurement date.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2019 and September 30, 2018:

(in thousands)	March 31,	September 30,
	2019	2018

Ad valorem taxes	$709	$2,196
Accrued interest	1,361	1,191
Accrued employee wages and benefits	1,214	3,115
Inventory received but not invoiced	171	726
Accrued legal fees	937	—
Accrued dividends	447	492
Consulting and separation charges	331	—
Accrued insurance	17	223
Current portion of deferred retirement obligations	357	345
Accrued tender offer consulting charges	—	274
Other accrued liabilities	444	664
Total accrued liabilities	$5,988	$9,226

Note 7. Deferred Gain on Sale

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

On October 1, 2018, the Company adopted ASC 610-20 and reevaluated the original post closing agreement under the guidance of ASC 610-20. As such, the Company recorded a derivative asset and derivative liabilities, which resulted in an increase to retained earnings of $14,601,000. This adjustment consisted of recording a derivative asset in the amount of $3,553,000 relating to potential payments due Alico from Global Ag Properties USA, LLC (“Global Ag”) and derivative liabilities of $13,864,000 relating to potential payments due Global Ag from Alico. In the first quarter ended December 31, 2018, the Company recorded a loss of $956,000, which reflects the change in fair value of the derivative asset and derivative liabilities. In the three months ended March 31, 2019, the Company recorded an additional loss of $33,000.

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

The 2014 Post Closing Agreement contained obligations, including possible payments by Alico and by Global Ag to each other over a ten year period following the closing of the Land Disposition, with the payments each year being based on the difference, if any, between certain computed amounts. Since the time of the closing of the Land Disposition and up through March 11, 2019, the computations have resulted in payments being made each year by Alico to Global Ag., which have aggregated approximately $6,518,000.

The 2018 Post Closing Agreement provided for (i) the termination of the 2014 Post Closing Agreement following the satisfaction of certain terms and conditions set forth in the termination agreement and (ii) the deposit by wire transfer into escrow of an aggregate of $11,300,000 following notification by Global Ag to Alico of the closing date of a sale of the Land by Global Ag to a third party. The conditions to the termination of the 2014 Post Closing Agreement and the payment of funds to Global Ag included (a) Global Ag’s assignment to the third party buyer, and such third party buyer’s assumption, of certain specified water management obligations, irrigation and drainage easement obligations, access easements obligations and obligations under a certain option to purchase certain railroad property owned by Alico, (b) delivery to the escrow agent of all instruments and consideration required to consummate the closing by Global Ag of the sale of the Land to the third party buyer, and (c) delivery to the escrow agent of copies of a water management project cooperation agreement running in favor of Alico and signed by Global Ag and the third party buyer.

On March 11, 2019, the 2018 Post Closing Agreement was completed. As such, all the conditions of the termination of the 2014 Post Closing Agreement, mentioned above, were met with the sale of the sugarcane land to a third party. As a result, the Company does not have any future liabilities or commitment to Global Ag in connection with the 2014 Post Closing Agreement.

Note 8. Income Taxes

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

The impact of adopting ASC 610 -20 has been modified in the quarter ended March 31, 2019 to reflect the deferred income tax impact of this adoption. The deferred tax asset related to the deferred gain on sale has been decreased by $3,704,000 with a corresponding decrease to retained earnings, offsetting the October 1, 2018 increase to retained earnings for the ASC 610-20 implementation (see Note 7. “Deferred Gain on Sale”).

Note 9. Earnings Per Common Share
Basic earnings per share for Alico's common stock is calculated by dividing net income attributable to Alico common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.

For the three and six months ended March 31, 2019 and 2018, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Net income (loss) attributable to Alico, Inc. common stockholders	$7,547	$(5,514)	$5,080	$3,232

Weighted average number of common shares outstanding - basic	7,463	8,256	7,471	8,251
Dilutive effect of equity-based awards	6	—	35	59
Weighted average number of common shares outstanding - diluted	7,469	8,256	7,506	8,310

Net income (loss) per common shares attributable to Alico, Inc. common stockholders:
Basic	$1.01	$(0.67)	$0.68	$0.39
Diluted	$1.01	$(0.67)	$0.68	$0.39

For the six months ended March 31, 2019, equity awards are comprised of 227,500 stock options granted to Executive Officers, after taking into effect the forfeitures of 832,500 stock options (see Note 11. "Stockholders Equity"). For the three months ended March 31, 2018 there were anti-dilutive equity awards that were excluded from the calculation of diluted earnings per common share.

Note 10. Segment Information
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues:
Alico Citrus	$47,823	$34,709	$61,720	$51,788
Water Resources and Other Operations	698	891	1,580	1,345
Total revenues	$48,521	$35,600	$63,300	$53,133

Operating expenses:
Alico Citrus	$31,582	$26,110	$42,456	$42,405
Water Resources and Other Operations	625	1,657	1,348	2,313
Total operating expenses	$32,207	$27,767	$43,804	$44,718

Gross profit (loss):
Alico Citrus	$16,241	$8,599	$19,264	$9,383
Water Resources and Other Operations	73	(766)	232	(968)
Total gross profit	$16,314	$7,833	$19,496	$8,415

Depreciation, depletion and amortization:
Alico Citrus	$3,456	$3,366	$6,864	$6,764
Water Resources and Other Operations	27	47	55	117
Other Depreciation, Depletion and Amortization	10	19	32	41
Total depreciation, depletion and amortization	$3,493	$3,432	$6,951	$6,922

(in thousands)	March 31,	September 30,
	2019	2018
Assets:
Alico Citrus	$388,809	$405,752
Water Resources and Other Operations	16,080	15,904
Other Corporate Assets	3,200	1,766
Total Assets	$408,089	$423,422

Note 11. Stockholders' Equity

The Company recognizes stock-based compensation expense for (i) Board of Directors (the “Board of Directors” or the “Board”) fees (paid in treasury stock), and (ii) other awards under the Stock Incentive Plan of 2015 (paid in restricted stock and stock options) (the “2015 Plan”). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $238,000 and $476,000 for the three and six months ended March 31, 2019, and approximately $192,000 and $382,000 for the three and six months ended March 31, 2018, respectively.

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

Stock compensation expense related to the Restricted Stock totaled approximately $26,000 and $52,000 for the three and six months ended March 31, 2019, and $37,000 and $63,000 for the three and six months ended March 31, 2018, respectively. There was approximately $120,000 and $172,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2019 and September 30, 2018, respectively.

Stock Option Grant

Stock option grants of 10,000 options to Mr. Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2019, the Company’s stock was trading at $27.21 per share, and during the six months ended March 31, 2019, the stock did not trade above $40.00 per share; accordingly, none of the stock options are vested at March 31, 2019.

Stock option grants of 210,000 options to Mr. Trafelet and 90,000 options to Mr. Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2019, the Company’s stock was trading at $27.21 per share, and during the six months ended March 31, 2019, the stock did not trade above $35.00 per share; accordingly, none of the stock options are vested at March 31, 2019. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Messrs. Slack and Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2019, the Company’s stock was trading at $27.21 per share, and during the six months ended March 31, 2019, the stock did not trade above $60.00 per share; accordingly, none of the stock options are vested at March 31, 2019. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted. As such, the remaining unrecognized expense associated with these options of approximately $783,000 was accelerated and recorded for the fiscal year ended September 30, 2018.

Pursuant to a Settlement Agreement (described in Note 13. “Related Party Transactions”), which was unanimously approved by the Alico Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as president and chief executive officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Settlement Agreement will be forfeited as of such first anniversary. As a result of the forfeited stock options, the Company reversed $823,000 of previously recorded stock compensation expense during the quarter ended March 31, 2019, which is recorded as a reduction of General and Administrative expense.

Stock compensation expense related to the options totaled approximately $229,000 and $518,000 for the three and six months ended March 31, 2019, prior to taking into effect the forfeited stock options during the quarter ended March 31, 2019, and $205,000 and $411,000 for the three and six months ended March 31, 2018, respectively. After taking into effect these forfeitures, the Company recorded a credit to stock compensation expense of $594,000 and $305,000 for the three and six months ended March 31, 2019, respectively. At March 31, 2019 and September 30, 2018 there was approximately $658,000 and $2,842,000 of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.72 years.

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

2019 Modified Option Grant

Expected Volatility	25.0%
Expected Term (in years)	1.50
Risk Free Rate	2.52%

The weighted-average grant-date fair value of the 2019 Modified Option Grant was $1.40.

2019 Option Grants

Expected Volatility	30.0%
Expected Term (in years)	4.09
Risk Free Rate	2.95%

The weighted-average grant-date fair value of the 2019 Option Grants was $7.10.

2018 Option Grants

Expected Volatility	30.0%
Expected Term (in years)	3.32
Risk Free Rate	2.80%

The weighted-average grant-date fair value of the 2018 Option Grants was $7.40.

2016 Option Grants

Expected Volatility	32.2%
Expected Term (in years)	2.6 - 4.0
Risk Free Rate	2.45%

The weighted-average grant-date fair value of the 2016 Option Grants was $3.53.

There were no additional stock options granted or exercised for the fiscal quarter ended March 31, 2019. As of March 31, 2019, there remained 1,005,000 common shares available for issuance under the 2015 Plan.

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

For the three and six months ended March 31, 2019, the Company did not purchase any shares under the 2017 Authorization, and has $1,676,443 remaining available to repurchase stock under the 2017 Authorization.

The following table illustrates the Company’s treasury stock activity for the six months ended March 31, 2019:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2018	216,188	$7,536
Purchased	752,234	25,576
Issued to employees and directors	(15,080)	(616)

Balance as of March 31, 2019	953,342	$32,496

Capital Contribution

On April 16, 2018, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of approximately $2,041,000 as a result of Hurricane Irma, which reduced the amount of crop available for sale in the 2017-2018 harvest season and the Company’s adoption of a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution was approximately $1,041,000 and was funded on April 27, 2018. The remaining portion of the Contribution of $1,000,000 was funded by the noncontrolling parties.

Note 12. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $460,000 and $10,300,000 at March 31, 2019 and September 30, 2018, respectively, to secure its various contractual obligations. Upon the completion of the 2018 Post Closing Agreement (and corresponding termination of the 2014 Post-Closing Agreement) during the quarter ended March 31, 2019, the Company terminated its $9,800,000 standby letter of credit associated with this transaction (see Note 7. “Deferred Gain on Sale”).

Legal Proceedings

Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet (the “Trafelet Parties”), the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The Trafelet Parties sought, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) was valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent were null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

On November 28, 2018, the parties in the Florida Litigation stipulated to an order which provided, pending the resolution of the Delaware Litigation (as defined below), that (1) the record date for the Purported Consent was stayed indefinitely, and (2) Mr. Trafelet and the Company’s Board of Directors should not take any action out of routine day-to-day operations conducted in the ordinary course of business, including any action to change the corporate governance of Alico or removing any corporate officers or directors from positions held as of November 27, 2018.

On December 6, 2018, the Trafelet Parties filed an amended complaint in the Florida Litigation which added the Company and Benjamin D. Fishman, a member of the Board of Directors, as defendants. On December 21, 2018, the Trafelet Parties filed a renewed motion for a preliminary injunction restoring Mr. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company. On January 14, 2019, the defendants in the Florida Litigation filed an opposition to plaintiffs’ renewed motion for a preliminary injunction. On January 18, 2019, the defendants in the Florida Litigation filed a motion to dismiss the plaintiffs’ amended complaint.

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

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term. As such, the Company recorded the $800,000 as expense in the quarter ended March 31, 2019.

Also on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mr. Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the U.S. Securities and Exchange Commission a registration statement on Form S-3 within 90 days of the date thereof, covering the resale of the Registrable Securities.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs sought, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734 Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and the 734 Consent (described above), and (2) the Purported Consent was invalid under the LLC Agreement.

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

On December 5, 2018, the Delaware Court entered a stipulated status quo order which provided, among other things, that 734 Agriculture was to serve as the managing member of 734 Investors during the pendency of the Delaware Litigation. The status quo order also provided that 734 Agriculture would not be permitted to take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares of the Company’s common stock beneficially owned by 734 Investors.

On February 11, 2019, Mr. Trafelet, 734 Agriculture, 734 Investors, and certain members of 734 Investors entered into a settlement agreement (the “734 Investors Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Delaware Litigation. Pursuant to the 734 Investors Settlement Agreement, 734 Agriculture resigned as Managing Member of 734 Investors and Arlon Valencia Holdings, LLC was confirmed as Managing Member of 734 Investors.

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2019, the Company had approximately $3,170,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Note 13. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0 and $187,500 under the Consulting and Non-Competition Agreement for the six months ended March 31, 2019 and 2018, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.

Henry R. Slack and George R. Brokaw

Beginning June 26, 2017, both Messrs. Slack and Brokaw agreed to waive payment of their salaries.

Remy Trafelet

As described above, on February 11, 2019 and as contemplated by the Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as president and chief executive officer of the Company and a member of the Board, effective upon the execution of the Settlement Agreement. Also on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and has not been extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed approximately $0 and $147,000 under the Shared Services Agreement for the three months ended March 31, 2019 and 2018, respectively, and $147,000 and $294,000 for the six months ended March 31, 2019 and 2018, respectively.

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

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and substantially all of its operating revenues are generated in the United States. For the three and six months ended March 31, 2019, Alico generated operating revenues of approximately $48,521,000 and $63,300,000, respectively, income from operations of approximately $11,660,000 and $11,392,000, respectively, and net income attributable to common stockholders of approximately $7,547,000 and $5,080,000, respectively. Cash provided by operating activities was approximately $6,068,000 for the six months ended March 31, 2019.

Business Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on its operating segments.

The Company has two segments as follows:

•
Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves in order to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and

•
Water Resources and Other Operations includes activities related to sod, native plant sales, grazing and hunting leasing, management and/or conservation of unimproved native pasture land and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

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

There have been no significant changes during this reporting period to the policies and disclosures, except for the adoption of ASC 610-20 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” as noted in Note 1 “Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, and set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

See Note 1. "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a detailed description of recent accounting pronouncements.

Recent Developments

Alico 2.0 Modernization Program

On November 16, 2017, we announced the Alico 2.0 Modernization Program (“Alico 2.0”). This program has transformed three legacy businesses (Alico, Orange Co., and Silver Nip Citrus) into a single efficient enterprise, Alico Citrus, one of the leaders in the U.S. citrus industry. This initiative explored every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency.

Under this program, we expected to reduce citrus total expenses per acre to $2,164/acre and the cost to produce a pound solid to $1.56 when Alico 2.0 is fully implemented in 2020. Through March 31, 2019, the Company is on target to meet these thresholds. These efficiencies are being achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We have also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.

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

Tender Offer

On September 5, 2018, the Board of Directors approved and Alico announced the commencement of an issuer offer (the “Tender Offer”) to purchase up to $19,999,990 in value of shares of its common stock at a purchase price of $34.00 per share. On October 3, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 5, 2018, including the ability to increase the aggregate value of shares purchased, Alico repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. Included in the 752,234 shares were 163,999 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. 734 Investors, LLC, Alico’s largest stockholder since 2013, participated in the Tender Offer and sold a small percentage of its holdings of the Company’s common stock. Members of neither the management team nor the Board of Directors sold any shares directly in the Tender Offer.

Termination Proceedings against Mr. Remy W. Trafelet

On November 19, 2018, Alico, with unanimous approval of the members of the Board of Directors, other than Remy W. Trafelet, notified Mr. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors, that it intended to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company's Stock Incentive Plan of 2015 (collectively, the “Compensation Documents”). On November 28, 2018, the parties in the Florida Litigation (as defined below) stipulated to an order which provided, among other things, that pending the resolution of the Delaware Litigation (as defined below), the Board of Directors would not take any action out of the routine day-to-day operations conducted in the ordinary course of business, including removing any corporate officers or directors from positions held as of November 27, 2018.

As described in “Note 12. Commitments and Contingencies” to the condensed consolidated financial statements in Item 1, Part I of this Form 10-Q, on February 11, 2019, the parties to the Florida Litigation entered into the Alico Settlement Agreement wherein the parties agreed to promptly dismiss all claims in the Florida Litigation, including those related to the termination proceedings against Mr. Trafelet, and Mr. Trafelet agreed to voluntarily resign as president and chief executive officer and a member of the Company’s Board of Directors, effective upon the execution of the Alico Settlement Agreement.

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into the Consulting Agreement with Mr. Trafelet and the Consultant. Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

In addition, as contemplated by the Alico Settlement Agreement, the Company entered into the Registration Rights Agreement with Mr. Trafelet, relating to the Registrable Securities. The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the U.S. Securities and Exchange Commission a registration statement on Form S-3 within 90 days of the date thereof, covering the resale of the Registrable Securities.

Management and Board Changes

On April 11, 2019, the Board of Directors announced the appointment of Mr. John E. Kiernan as President and Chief Executive Officer and Mr. Richard Rallo as Chief Financial Officer, both effective July 1, 2019. Additionally, Mr. Benjamin D. Fishman, the Company’s current Interim President, has agreed to resign from this position effective July 1, 2019. Also on April 11, 2019, Mr. Henry A. Slack, the current Executive Chairman of the Board, informed the Board that he will voluntarily step down as Executive Chairman of the Board, effective July 1, 2019. Mr. Slack’s decision to step down as Executive Chairman of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Slack will remain a member of the Board of Directors. The Board appointed Mr. Benjamin D. Fishman, the Company’s current Interim President, to the role of Executive Chairman of the Board, effective July 1, 2019.

Appointment of new member of the Board of Directors

On April 29, 2019, the Board of Directors appointed Mr. Toby K. Purse as a member of the Board of Directors, to serve until the 2020 annual meeting of the Company’s shareholders or until his earlier death, resignation, or removal in accordance with the Amended and Restated Bylaws of the Company. The Board of Directors has affirmatively determined that Mr. Purse qualifies as an independent director under the rules of the NASDAQ Stock Exchange and as defined under applicable law. Mr. Purse has also been appointed to serve as a member of the audit committee of the Board of Directors.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2019	2018	Unit	%	2019	2018	Unit	%
Operating revenues:
Alico Citrus	$47,823	$34,709	$13,114	37.8%	$61,720	$51,788	$9,932	19.2%
Water Resources and Other Operations	698	891	(193)	(21.7)%	1,580	1,345	235	17.5%
Total operating revenues	48,521	35,600	12,921	36.3%	63,300	53,133	10,167	19.1%

Gross profit:
Alico Citrus	16,241	8,599	7,642	88.9%	19,264	9,383	9,881	105.3%
Water Resources and Other Operations	73	(766)	839	(109.5)%	232	(968)	1,200	(124.0)%
Total gross profit	16,314	7,833	8,481	108.3%	19,496	8,415	11,081	131.7%

General and administrative expenses	4,654	3,073	1,581	51.4%	8,104	6,959	1,145	16.5%
Income from operations	11,660	4,760	6,900	145.0%	11,392	1,456	9,936	NM
Total other expenses, net	(1,972)	(2,140)	168	(7.9)%	(4,836)	(2,515)	(2,321)	92.3%
Income (loss) before income taxes	9,688	2,620	7,068	269.8%	6,556	(1,059)	7,615	NM
Income tax provision (benefit)	2,228	8,150	(5,922)	(72.7)%	1,599	(4,267)	5,866	(137.5)%
Net income (loss)	7,460	(5,530)	12,990	(234.9)%	4,957	3,208	1,749	54.5%
Net loss attributable to noncontrolling interests	87	16	71	NM	123	24	99	NM
Net income (loss) attributable to Alico, Inc. common stockholders	$7,547	$(5,514)	$13,061	(236.9)%	$5,080	$3,232	$1,848	57.2%
NM - Not meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three and six months ended March 31, 2019 and 2018:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2019	2018	Unit	%	2019	2018	Unit	%
Operating Revenues:
Early and Mid-Season	$27,929	$8,839	$19,090	216.0%	$39,574	$24,256	$15,318	63.2%
Valencias	18,746	24,598	(5,852)	(23.8)%	18,746	24,598	(5,852)	(23.8)%
Fresh Fruit	671	418	253	60.5%	2,577	1,506	1,071	71.1%
Purchase and Resale of Fruit	221	464	(243)	(52.4)%	246	499	(253)	(50.7)%
Other	256	390	(134)	(34.4)%	577	929	(352)	(37.9)%
Total	$47,823	$34,709	$13,114	37.8%	$61,720	$51,788	$9,932	19.2%
Boxes Harvested:
Early and Mid-Season	2,120	597	1,523	NM	3,114	1,811	1,303	71.9%
Valencias	1,298	1,470	(172)	(11.7)%	1,298	1,470	(172)	(11.7)%
Total Processed	3,418	2,067	1,351	65.4%	4,412	3,281	1,131	34.5%
Fresh Fruit	33	24	9	37.5%	136	97	39	40.2%
Total	3,451	2,091	1,360	65.0%	4,548	3,378	1,170	34.6%
Pound Solids Produced:
Early and Mid-Season	11,735	3,125	8,610	NM	16,873	9,194	7,679	83.5%
Valencias	7,831	8,651	(820)	(9.5)%	7,831	8,651	(820)	(9.5)%
Total	19,566	11,776	7,790	66.2%	24,704	17,845	6,859	38.4%
Pound Solids per Box:
Early and Mid-Season	5.54	5.23	0.31	5.9%	5.42	5.08	0.34	6.7%
Valencias	6.04	5.89	0.15	2.5%	6.04	5.89	0.15	2.5%
Price per Pound Solids:
Early and Mid-Season	$2.38	$2.83	$(0.45)	(15.9)%	$2.35	$2.64	$(0.29)	(11.0)%
Valencias	$2.39	$2.84	$(0.45)	(15.8)%	$2.39	$2.84	$(0.45)	(15.8)%
Price per Box:
Fresh Fruit	$20.17	$17.42	$2.75	15.8%	$18.95	$15.53	$3.42	22.0%
Operating Expenses:
Cost of Sales	$21,886	$19,696	$2,190	11.1%	$29,794	$31,941	$(2,147)	(6.7)%
Harvesting and Hauling	9,404	5,711	3,693	64.7%	12,148	9,208	2,940	31.9%
Purchase and Resale of Fruit	147	328	(181)	(55.2)%	168	369	(201)	(54.5)%
Other	145	375	(230)	(61.3)%	346	887	(541)	(61.0)%
Total	$31,582	$26,110	$5,472	21.0%	$42,456	$42,405	$51	0.1%

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

The increase in revenues for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was primarily due to the Company commencing the harvest season later in the current fiscal year than in the previous fiscal year. As a result of Hurricane Irma, the Company commenced its fiscal year 2018 harvesting of its Early and Mid-Season fruit in late October and completed its harvest in mid-January, as compared to the harvesting commencing in late November and finishing in mid-February in the current harvest season. As such, the Company has harvested a greater number of boxes in the three month period ended March 31, 2019, than in the same period of the previous fiscal year. The increase in production over the prior year is mainly attributable to the negative impact Hurricane Irma had on the prior fiscal year production.

Offsetting the increase for the three month period ended March 31, 2019 was a decrease in the revenue generated from the Valencia fruit. Similarly to the Early and Mid-Season fruit, the harvesting of the Company’s Valencia fruit in fiscal year 2019 commenced later than in the previous fiscal year. The harvesting of the Valencia fruit commenced in early March, as compared to the harvesting commencing in late January in the previous harvest season. Accordingly, the Company has harvested a fewer number of boxes in the three month period ended March 31, 2019 as compared to the same period in fiscal year 2018. The Company also experienced a reduction in the price per pound solid of $0.45 in the three months ended March 31, 2019, compared to the same period in the prior fiscal year, largely as a result of the Early and Mid-season crop being, and the Valencia crop anticipated to being, greater than initially anticipated.

The increase in revenue for the six month period ended March 31, 2019 was directly related to the negative impact of Hurricane Irma on the prior fiscal year harvest. With respect to the Early and Mid-Season fruit, the Company harvested 71.9% more boxes than in the previous fiscal year. Comparing such six month periods, the Company also experienced an increase in pound solids per box for Early and Mid-season fruit. For the six months ended March 31, 2019, the Company had pound solids per box of 5.42, as compared to pound solids per box of 5.08 for the same period in the prior fiscal year.

Offsetting the increase in revenues for the six month period ended March 31, 2019 was a decrease in the revenue generated from the Valencia fruit. Consistent with the offsetting of the decrease for the three month period ended March 31, 2019, the harvesting of the Company’s Valencia fruit commenced later in fiscal year 2019 than in the previous fiscal year. The Company will complete the harvesting of its Valencia fruit later in the current fiscal year as compared to the prior fiscal year and anticipates an overall increase in the number of boxes harvested and revenues generated from Valencia fruit for the 2019 harvest, as compared to the prior fiscal year. Also, consistent with the three months ended March 31, 2019, the Company experienced a decline in its price per pound solid for both the Early and Mid-Season fruit and Valencia fruit, compared to the prior fiscal year.

The USDA, in its April 9, 2019 Citrus Crop Forecast for the 2018-19 harvest season, indicated its expectation that the Florida orange crop will increase from approximately 45,000,000 boxes for the 2017-18 crop year to approximately 76,500,000 boxes for the 2018-19 crop year, an increase of approximately 70.0%. The significant increase is the result of 2017-18 harvest season being impacted by Hurricane Irma and the related fruit loss experienced.

The Company originally estimated its fiscal year 2019 processed boxes would increase by approximately 31-37% compared to processed boxes for fiscal year 2018. Based on the harvesting of fruit through the first and second quarter of fiscal year 2019, the Company now estimates the increased production for fiscal year 2019 to increase by approximately 70-75% compared to processed boxes for fiscal year 2018.

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

As part of the announcement of Alico 2.0, the Company provided guidance, which described expected improvements once citrus production returned to the pre-hurricane levels of approximately 7.9 million boxes, annually, along with certain cost reductions. Today, the Company continues to believe this production level and cost savings opportunity are potentially achievable; however, there can be no assurance that the anticipated cost savings will be realized under Alico 2.0.

Water Resources and Other Operations

The table below presents key operating measures for the three and six months ended March 31, 2019 and 2018:

(in thousands)
	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2019	2018	Unit	%	2019	2018	Unit	%
Revenue From:
Land and other leasing	$658	$840	$(182)	(21.7)%	$1,392	$1,087	$305	28.1%
Sale of calves and culls	—	—	—	NM	—	57	(57)	NM
Other	40	51	(11)	(21.6)%	188	201	(13)	(6.5)%
Total	$698	$891	$(193)	(21.7)%	$1,580	$1,345	$235	17.5%
Operating Expenses:
Land and other leasing	$238	$275	$(37)	(13.5)%	$552	$408	$144	35.3%
Cost of calves sold	—	946	(946)	NM	—	1,015	(1,015)	NM
Water conservation	379	372	7	1.9%	783	767	16	2.1%
Other	8	64	(56)	(87.5)%	13	123	(110)	(89.4)%
Total	$625	$1,657	$(1,032)	(62.3)%	$1,348	$2,313	$(965)	(41.7)%

NM - Not meaningful

Land and other leasing includes lease income from a lease for grazing rights, hunting leases, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, and farm lease revenue.

The increase in revenues from Water Resources and Other Operations for the six months ended March 31, 2019 is primarily due to the Company entering into a long-term leasing arrangement, upon selling Alico’s cattle herd in late January 2018, with the purchaser of grazing rights on the ranch providing an annual revenue stream of approximately $1,200,000. The Company continues to own the property and conduct its long-term water dispersement program and wildlife management programs.

The decrease is operating expenses for the three and six months ended March 31, 2019 is primarily due to the company selling its cattle herd in late January 2018 resulting in the Company no longer incurring expenses relating to calves and culls.

Water storage and conservation

In December 2012, the South Florida Water Management District ("SFWMD") issued a solicitation request for projects to be considered for the Northern Everglades Payment for Environmental Services Program. In March 2013, the Company submitted its response proposing a dispersed water management project on a portion of its ranch land to reduce harmful discharges to the Caloosahatchee Estuary.

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. The approved Florida budget for the state’s 2018/2019 fiscal year included funding for the Program, and on September 19, 2018, the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD

release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a regional dispersed water storage project in the Caloosahatchee Watershed that has the opportunity to significantly reduce excessive Lake Okeechobee releases and storm water runoff to the Caloosahatchee Estuary, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. Operating expenses were approximately $379,000 and $372,000 for the three months ended March 31, 2019 and 2018, respectively, and were approximately $783,000 and $767,000 for the six months ended March 31, 2019 and 2018, respectively.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 totaled approximately $4,654,000 compared to approximately $3,073,000 for the three months ended March 31, 2018. The increase was primarily due to an increase in professional fees of $1,800,000 during the three months ended March 31, 2019 relating to a corporate litigation matter. This litigation has been resolved with a settlement being reached on February 11, 2019. The Company does not anticipate any further professional fees relating to this litigation. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the three months ended March 31, 2019. These increases were offset by a reduction in stock compensation expense in the amount of $823,000 as a result of a former senior executive forfeiting his stock options as part of the settled litigation and a reduction of rent expense of $150,000 due to the non-renewal of a lease which expired as of December 31, 2018.

General and administrative expenses for the six months ended March 31, 2019 totaled approximately $8,104,000, compared to approximately $6,959,000 for the six months ended March 31, 2018. The increase was primarily due to an increase in professional fees of $2,300,000 during the six months ended March 31, 2019 relating to a corporate litigation matter. This litigation has been resolved with a settlement being reached on February 11, 2019. The Company does not anticipate any further professional fees relating to this litigation. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the six months ended March 31, 2019. These increases were partially offset by an adjustment to stock compensation expense and a decrease in payroll expenses. The Company recorded a reduction in stock compensation expense of $823,000 as a result of a former senior executive forfeiting his stock options as part of the settled litigation. The reduction in payroll costs of approximately $738,000 was primarily from (i) a reduction in separation expenses of approximately $388,000; (ii) a reduction in accrual for paid time off of approximately $240,000; and (iii) a reduction in personnel and overtime costs of approximately $60,000.

Other Expense, net

Other expense, net, for the three months ended March 31, 2019 and 2018 was approximately $1,972,000 and $2,140,000, respectively. The decrease in the other expense, net is primarily due to the Company recording imputed interest expense of approximately $344,000 during the three months ended March 31, 2018 relating to its sugarcane transaction. Partially offsetting this decrease was an increase in interest expense of $182,000 resulting from increased interest rates as well as carrying higher balances on its line of credit.

Other expense, net, for the six months ended March 31, 2019 and 2018 was approximately $4,836,000 and approximately $2,515,000, respectively. The increase in the other expense, net is primarily due to the Company recording an offsetting gain on sale of real estate, property and equipment and assets held for sale of approximately $1,800,000 during the six months ended March 31, 2018. No significant gain on the sale of assets was recorded for the six months ended March 31, 2019. Additionally, during the six months ended March 31, 2019, the Company recorded an expense of $989,000 relating to the change in fair value of the derivative asset and derivative liabilities (see “Note 7. Derivative Gain on Sale”). The Company also recorded higher interest expense of $291,000 resulting from increased interest rates as well as carrying higher balances on its line of credit. These increases in other expense, net, were partially offset by the Company recording imputed interest expense of approximately $687,000 during the six months ended March 31, 2018 relating to its sugarcane transaction.

Income Taxes

The provision for income tax was approximately $2,228,000 and $8,150,000 for the three months ended March 31, 2019 and 2018, respectively, and a provision of approximately $1,599,000 and a tax benefit of approximately $4,267,000 for the six months ended March 31, 2019 and 2018, respectively. The tax provision for the three and six months ended March 31, 2019, is the result of the Company generating net income during these periods. The tax benefit for the six months ended March 31, 2018 primarily resulted from approximately $10,100,000 in non-cash tax benefit recorded to remeasure the Company's net deferred tax liabilities to the 21% corporate tax rate that was enacted December 22, 2017. During the three month and six month periods ended March 31, 2018, the Company recorded a valuation allowance on its capital loss carryforward of approximately $6,000,000, resulting in an additional income tax expense.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2019	2018	Change
Cash and cash equivalents and restricted cash	$7,610	$32,260	$(24,650)
Total current assets	$53,063	$71,061	$(17,998)
Total current liabilities	$20,578	$21,498	$(920)
Working capital	$32,485	$49,563	$(17,078)
Total assets	$408,089	$423,422	$(15,333)
Principal amount of term loans and lines of credit	$193,874	$177,034	$16,840
Current ratio	2.57 to 1	3.31 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, assets sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $44,578,000 is available for general use as of March 31, 2019, and a $25,000,000 revolving line of credit, all of which is available for general use as of March 31, 2019 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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

Net Cash Provided By (Used In) Operating Activities

The following table details the items contributing to Net Cash Provided By (Used In) Operating Activities for the six months ended March 31, 2019 and 2018:

(in thousands)	Six Months Ended March 31,
	2019	2018	Change
Net income	$4,957	$3,208	$1,749
Deferred gain on sale of sugarcane land	—	(282)	282
Depreciation, depletion and amortization	6,951	6,922	29
Deferred income tax provision (benefit)	73	(4,306)	4,379
Gain on sale of real estate, property and equipment and assets held for sale	(23)	(1,835)	1,812
Change in fair value of derivatives	989	—	989
Non-cash interest expense on deferred gain on sugarcane land	—	688	(688)
Stock-based compensation expense	223	856	(633)
Other	(51)	(300)	249
Change in working capital	(7,051)	(5,202)	(1,849)
Net cash provided by (used in) operating activities	$6,068	$(251)	$6,319

The shift in net cash used in operating activities for the six months ended March 31, 2018 to net cash provided from operating activities for the six months ended March 31, 2019 was primarily due to a valuation allowance of $6,100,000 being recorded in the six months ended March 31, 2018. Additionally, in accordance with revenue recognition guidance, the Company recorded approximately $989,000 of a change in fair value of derivatives associated with the 2014 post-closing agreement with a third party (see Note 7. "Deferred Gain on Sale").

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters, as sales of its harvested citrus are made.

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the six months ended March 31, 2019 and 2018:

(in thousands)	Six Months Ended March 31,
	2019	2018	Change
Capital expenditures:
Citrus tree development	$(7,407)	$(6,357)	$(1,050)
Land	(512)	—	(512)
Breeding herd purchases	—	(317)	317
Equipment and other	(1,605)	(764)	(841)
Total	(9,524)	(7,438)	(2,086)

Net proceeds from sale of property and equipment and assets held for sale	202	24,612	(24,410)
Deposits on purchase of citrus trees	(515)	—	(515)
Notes receivable	50	(379)	429
Net cash (used in) provided by investing activities	$(9,787)	$16,795	$(26,582)

The shift from net cash provided by investing activities in the six months ended March 31, 2018 to net cash used in investing activities for the six months ended March 31, 2019, was primarily due to approximately $24,600,000 of proceeds received from the sale of certain assets during the first six months ended March 31, 2018. In comparison, only minimal proceeds from the sale of assets were received for the six months ended March 31, 2019. Additionally, for the six months ended March 31, 2019, the Company purchased citrus blocks for approximately $1,800,000 from grove owners from within the Company's existing grove location.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the six months ended March 31, 2019 and 2018:

(in thousands)	Six Months Ended March 31,
	2019	2018	Change
Repayments on revolving lines of credit	$(41,360)	$(21,424)	$(19,936)
Borrowings on revolving lines of credit	63,637	21,424	42,213
Principal payments on term loans	(5,437)	(6,715)	1,278
Treasury stock purchases	(25,576)	(206)	(25,370)
Payment on termination of Global Ag agreement	(11,300)	—	(11,300)
Dividends paid	(895)	(988)	93
Capital lease obligation payments	—	(8)	8
Net cash used in financing activities	$(20,931)	$(7,917)	$(13,014)

The increase in net cash used in financing activities in the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, was primarily due to the Company purchasing its common shares through a tender offer, in an aggregate approximate amount of $25,576,000, and terminating its 2014 Post-Closing Agreement pursuant to which the Company paid $11,300,000. These increases in use of cash were partially offset by increased net borrowings of $22,277,000 under its line of credit.

Alico had $24,962,000 outstanding on its revolving lines of credit as of March 31, 2019.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of March 31, 2019, there was approximately $460,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.
Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2019, the Company had approximately $3,170,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the second fiscal quarter ended March 31, 2019, there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet (the “Trafelet Parties”), the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The Trafelet Parties sought, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) was valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent were null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Remy W. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

On November 28, 2018, the parties in the Florida Litigation stipulated to an order which provided, pending the resolution of the Delaware Litigation (as defined below), that (1) the record date for the Purported Consent was stayed indefinitely, and (2) Mr. Trafelet and the Company’s Board of Directors could not take any action out of routine day-to-day operations conducted in the ordinary course of business, including any action to change the corporate governance of Alico or removing any corporate officers or directors from positions held as of November 27, 2018.

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

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Also on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mr. Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the U.S. Securities and Exchange Commission a registration statement on Form S-3 within 90 days of the date thereof, covering the resale of the Registrable Securities.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Remy W. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs sought, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734

Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and the 734 Consent (described above), and (2) the Purported Consent was invalid under the LLC Agreement.

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

On December 5, 2018, the Delaware Court entered a stipulated status quo order which provided, among other things, that 734 Agriculture would serve as the managing member of 734 Investors during the pendency of the Delaware Litigation. The status quo order also provided that 734 Agriculture could not take any actions outside of the ordinary course of business of 734 Investors without the consent of two-thirds of the membership interests of 734 Investors, including exercising any voting rights with respect to any shares of the Company’s common stock beneficially owned by 734 Investors.

On February 11, 2019, Mr. Trafelet, 734 Agriculture, 734 Investors, and certain members of 734 Investors entered into a settlement agreement (the “734 Investors Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Delaware Litigation. Pursuant to the 734 Investors Settlement Agreement, 734 Agriculture resigned as Managing Member of 734 Investors and Arlon Valencia Holdings, LLC was confirmed as Managing Member of 734 Investors.

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

For the three and six months ended March 31, 2019, the Company did not purchase any shares under the 2017 Authorization, and has $1,676,443 remaining available to repurchase stock under the 2017 Authorization.

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

ALICO, INC. (Registrant)

May 7, 2019	By:	/s/ Henry R. Slack
Henry R. Slack
Executive Chairman and Director
(Principal Executive Officer)

May 7, 2019	By:	/s/ John E. Kiernan
John E. Kiernan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)