Form 10-Q
period 2019-06-30
ALICO INC
filed 2019-08-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended	June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
	from____________________	to_________________________
Commission File Number: 0-261

ALICO INC
(Exact name of registrant as specified in its charter)

Florida			59-0906081
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court

Suite 100	Fort Myers	FL	33913
(Address of principal executive offices)			(Zip Code)

(239)	226-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	NASDAQ Global Select Market

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

There were 7,476,513 shares of common stock outstanding at August 2, 2019.

ALICO, INC.
FORM 10-Q
For the three and nine months ended June 30, 2019 and 2018

Part 1 - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,519	$25,260
Accounts receivable, net	6,285	2,544
Inventories	30,706	41,033
Assets held for sale	2,086	1,391
Prepaid expenses and other current assets	1,521	833
Total current assets	44,117	71,061

Restricted cash	7,006	7,000
Property and equipment, net	343,604	340,403
Goodwill	2,246	2,246
Deferred financing costs, net of accumulated amortization	21	136
Other non-current assets	2,525	2,576
Total assets	$399,519	$423,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,318	$3,764
Accrued liabilities	6,097	9,226
Long-term debt, current portion	5,325	5,275
Income taxes payable	6,570	2,320
Other current liabilities	1,043	913
Total current liabilities	23,353	21,498

Long-term debt:
Principal amount, net of current portion	160,855	169,074
Less: deferred financing costs, net	(1,416)	(1,563)
Long-term debt less current portion and deferred financing costs, net	159,439	167,511
Lines of credit	—	2,685
Deferred income tax liabilities	29,311	25,153
Deferred gain on sale	—	24,928
Deferred retirement obligations	3,887	4,052
Other liabilities	246	—
Total liabilities	216,236	245,827
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 and 8,416,145 shares issued and 7,470,031 and 8,199,957 shares outstanding at June 30, 2019 and September 30, 2018, respectively	8,416	8,416
Additional paid in capital	19,756	20,126
Treasury stock, at cost, 946,114 and 216,188 shares held at June 30, 2019 and September 30, 2018, respectively	(32,205)	(7,536)
Retained earnings	181,989	151,111
Total Alico stockholders' equity	177,956	172,117
Noncontrolling interest	5,327	5,478
Total stockholders' equity	183,283	177,595
Total liabilities and stockholders' equity	$399,519	$423,422
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Alico Citrus	$56,819	$25,711	$118,539	$77,499
Water Resources and Other Operations	746	806	2,326	2,151
Total operating revenues	57,565	26,517	120,865	79,650
Operating expenses:
Alico Citrus	31,141	13,697	73,597	56,102
Water Resources and Other Operations	420	906	1,768	3,219
Total operating expenses	31,561	14,603	75,365	59,321
Gross profit:	26,004	11,914	45,500	20,329
General and administrative expenses	2,682	2,955	10,786	9,914
Income from operations	23,322	8,959	34,714	10,415
Other (expense) income:
Interest expense	(1,745)	(2,188)	(5,625)	(6,682)
Gain on sale of real estate, property and equipment and assets held for sale	114	7,248	137	9,083
Change in fair value of derivatives	—	—	(989)	—
Other income, net	8	14	18	158
Total other (expense), income	(1,623)	5,074	(6,459)	2,559
Income before income taxes	21,699	14,033	28,255	12,974
Income tax provision	5,483	4,941	7,082	674
Net income	16,216	9,092	21,173	12,300
Net loss attributable to noncontrolling interests	28	8	151	32
Net income attributable to Alico, Inc. common stockholders	$16,244	$9,100	$21,324	$12,332
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$2.17	$1.11	$2.85	$1.50
Diluted	$2.17	$1.09	$2.85	$1.48
Weighted-average number of common shares outstanding:
Basic	7,470	8,228	7,470	8,243
Diluted	7,471	8,324	7,494	8,314

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

For the Three Months Ended June 30, 2019

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at March 31, 2019	8,416	$8,416	$19,733	$(32,496)	$166,193	$161,846	$5,355	$167,201
Net income (loss)	—	—	—	—	16,244	16,244	(28)	16,216
Dividends ($0.06/share)	—	—	—	—	(448)	(448)	—	(448)
Treasury stock purchases	—	—	—	—	—	—	—	—
Stock-based compensation:
Directors	—	—	(91)	291	—	200	—	200
Executives	—	—	114	—	—	114	—	114

Balance at June 30, 2019	8,416	$8,416	$19,756	$(32,205)	$181,989	$177,956	$5,327	$183,283

For the Nine Months Ended June 30, 2019

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at September 30, 2018	8,416	$8,416	$20,126	$(7,536)	$151,111	$172,117	$5,478	$177,595
Net income (loss)	—	—	—	—	21,324	21,324	(151)	21,173
Dividends ($0.18/share)	—	—	—	—	(1,343)	(1,343)	—	(1,343)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	10,897	10,897	—	10,897
Stock-based compensation:
Directors	—	—	(231)	907	—	676	—	676
Executives	—	—	684	—	—	684	—	684
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)

Balance at June 30, 2019	8,416	$8,416	$19,756	$(32,205)	$181,989	$177,956	$5,327	$183,283

For the Three Months Ended June 30, 2018

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at March 31, 2018	8,416	$8,416	$19,050	$(6,208)	$142,277	$163,535	$4,704	$168,239
Net income (loss)	—	—	—	—	9,100	9,100	(8)	9,092
Dividends ($0.06/share)	—	—	—	—	(492)	(492)	—	(492)
Treasury stock purchases	—	—	—	(2,009)	—	(2,009)	—	(2,009)
Capital contribution received from noncontrolling interest funding	—	—	—	—	—	—	1,000	1,000
Stock-based compensation:
Directors	—	—	(124)	363	—	239	—	239
Executives	—	—	242	—	—	242	—	242

Balance at June 30, 2018	8,416	$8,416	$19,168	$(7,854)	$150,885	$170,615	$5,696	$176,311

For the Nine Months Ended June 30, 2018

			Additional				Non-
	Common stock		Paid In	Treasury	Retained	Total Alico,	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Inc. Equity	Interest	Equity

Balance at September 30, 2017	8,416	$8,416	$18,694	$(6,502)	$140,033	$160,641	$4,728	$165,369
Net income (loss)	—	—	—	—	12,332	12,332	(32)	12,300
Dividends ($0.18/share)	—	—	—	—	(1,480)	(1,480)	—	(1,480)
Treasury stock purchases	—	—	—	(2,215)	—	(2,215)	—	(2,215)
Capital contribution received from noncontrolling interest funding	—	—	—	—	—	—	1,000	1,000
Stock-based compensation:
Directors	—	—	(242)	863	—	621	—	621
Executives	—	—	716	—	—	716	—	716

Balance at June 30, 2018	8,416	$8,416	$19,168	$(7,854)	$150,885	$170,615	$5,696	$176,311

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine Months Ended June 30,
	2019	2018
Net cash provided by operating activities:
Net income	$21,173	$12,300
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred gain on sale of sugarcane land	—	(767)
Depreciation, depletion and amortization	10,441	10,327
Deferred income tax provision	454	649
Gain on sale of real estate, property and equipment and assets held for sale	(137)	(8,315)
Change in fair value of derivatives	989	—
Impairment of long-lived assets	244	1,855
Non-cash interest expense on deferred gain on sugarcane land	—	1,021
Stock-based compensation expense	537	1,337
Other	(160)	(285)
Changes in operating assets and liabilities:
Accounts receivable	(3,741)	(4,510)
Inventories	10,327	6,478
Prepaid expenses and other assets	(480)	(892)
Accounts payable and accrued liabilities	(2,587)	(594)
Income tax payable	4,250	—
Other liabilities	376	(2,485)
Net cash provided by operating activities	41,686	16,119

Cash flows from investing activities:
Purchases of property and equipment	(14,567)	(12,129)
Net proceeds from sale of property and equipment and assets held for sale	419	31,671
Change in deposits on purchase of citrus trees	(256)	—
Notes receivables	56	(379)
Net cash (used in) provided by investing activities	(14,348)	19,163

Cash flows from financing activities:
Repayments on revolving lines of credit	(86,123)	(21,424)
Borrowings on revolving lines of credit	83,438	21,424
Principal payments on term loans	(8,169)	(9,421)
Treasury stock purchases	(25,576)	(2,215)
Payment on termination of Global Ag agreement	(11,300)	—
Dividends paid	(1,343)	(1,480)
Capital contribution received from noncontrolling interest	—	1,000
Capital lease obligation payments	—	(8)
Net cash used in financing activities	(49,073)	(12,124)

Net (decrease) increase in cash and cash equivalents and restricted cash	(21,735)	23,158
Cash and cash equivalents and restricted cash at beginning of the period	32,260	3,395

Cash and cash equivalents and restricted cash at end of the period	$10,525	$26,553
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

Principles of Consolidation

The Financial Statements include the accounts of Alico and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings, LLC and subsidiaries, Alico Fresh Fruit, LLC, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC (“Citree”). The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, leasing revenue and other water and resource revenues. The majority of the revenue is generated from the sale of citrus fruit to processing facilities and fresh fruit sales. The Company recognizes revenue at the amount it expects to be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and the Company has a right to payment.

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

Receivables under these contracts are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices, which fall within the range of the floor and ceiling price identified in the specific contract, are collected thirty to sixty days after final market pricing is published. As of June 30, 2019, and September 30, 2018, the Company had total receivables relating to sales of citrus of $5,417,000 and $2,471,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2019 and 2018 are as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Alico Citrus
Early and Mid-Season	$—	$53	$39,574	$24,309
Valencias	54,734	24,257	73,480	48,855
Fresh Fruit	1,052	540	3,629	2,046
Other	1,033	861	1,856	2,289
Total	$56,819	$25,711	$118,539	$77,499

Water Resources and Other Operations
Land and other leasing	$706	$693	$2,098	$1,780
Other	40	113	228	371
Total	$746	$806	$2,326	$2,151

Total Revenues	$57,565	$26,517	$120,865	$79,650

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity or cash flows as previously reported.

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $57,000 and $15,000 for the three months ended June 30, 2019 and 2018, respectively, and had a net loss of approximately $308,000 and $65,000 for the nine months ended June 30, 2019 and 2018, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company is currently evaluating the impact this guidance will have on our Financial Statements, and it will become effective for Alico beginning October 1, 2019.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also provides guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The standard also clarifies the derecognition of businesses is under the scope of ASC 810. The standard was required to be adopted concurrently with ASC 606, however an entity did not have to apply the same transition method as ASC 606. The Company adopted ASC 610-20 (“ASC 610-20”) effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 610-20 resulted in an adjustment to increase the opening balance of retained earnings by $14,601,000 as of October 1, 2018 (see Note 7. “Deferred Gain on Sale”).

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

Note 2. Inventories

Inventories consist of the following at June 30, 2019 and September 30, 2018:

(in thousands)	June 30,	September 30,
	2019	2018
Unharvested fruit crop on the trees	$28,887	$39,888
Other	1,819	1,145
Total inventories	$30,706	$41,033

The Company records its inventory at the lower of cost or net realizable value. For the three and nine months ended June 30, 2019 and June 30, 2018, the Company did not record any adjustments to reduce inventory to net realizable value.

During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. On June 26, 2019, the Company executed an agreement whereby the Company would receive approximately $486,000 in additional property and casualty claims reimbursement relating to Hurricane Irma. This amount was recorded in the three months ended June 30, 2019. The reimbursement was received in July 2019. There are no further property and casualty or crop insurance claims pending relating to Hurricane Irma.

The Company is eligible for Hurricane Irma federal relief programs distributed by the Farm Service Agency under the 2017 Wildfires and Hurricane Indemnity Program (2017 WHIP), as well as block grants that will be administered through the State of Florida. As of June 30, 2019, the Company was awaiting final approvals and could not determine the amount of federal relief funds, if any, which would be received, or when these funds will be disbursed. Subsequent to June 30, 2019 the Company did receive a portion of federal relief funds (see Note 14. “Subsequent Event”).

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of June 30, 2019 and September 30, 2018:

(in thousands)	Carrying Value
	June 30,	September 30,
	2019	2018
Trailers	$421	$456
Frostproof Parcels	—	176
East Ranch	1,442	759
Twin Mills	223	—
Total Assets Held For Sale	$2,086	$1,391

On March 1, 2019, the Company sold certain trailers for approximately $35,000.

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $188,000 and realized a gain of approximately $12,000.

On May 2, 2018, the Company sold its Gal Hog property for approximately $7,300,000 and recognized a gain of approximately $6,709,000.

On March 30, 2018, the Company sold property located on its Winterhaven location for approximately $225,000 and recognized a loss of approximately $50,000. This asset was classified as an asset held for sale during the first quarter of fiscal year 2018.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2019 and September 30, 2018:

(in thousands)	June 30,	September 30,
	2019	2018
Citrus trees	$276,045	$264,714
Equipment and other facilities	54,645	53,544
Buildings and improvements	8,195	8,052
Total depreciable properties	338,885	326,310
Less: accumulated depreciation and depletion	(101,204)	(91,858)
Net depreciable properties	237,681	234,452
Land and land improvements	105,923	105,951
Property and equipment, net	$343,604	$340,403

During the nine months ended June 30, 2019, the Company purchased 203 acres of citrus blocks for approximately $1,950,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the Bank agreed to accept these purchases as substitute collateral and release approximately $1,800,000 from restricted cash, which is anticipated to occur in the fourth quarter of fiscal year 2019. Subsequent to April 2019, there were two additional purchases of Citrus blocks for approximately $100,000 that are not included as part of the substitution collateral.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at June 30, 2019 and September 30, 2018:

(in thousands)	June 30, 2019		September 30, 2018
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$91,250	$752	$95,938	$836
Met Variable-Rate Term Loans	44,563	346	46,719	385
Met Citree Term Loan	4,800	41	4,925	44
Pru Loans A & B	16,547	228	17,417	241
Pru Loan E	4,510	11	4,675	17
Pru Loan F	4,510	38	4,675	40
	166,180	1,416	174,349	1,563
Less current portion	5,325	—	5,275	—
Long-term debt	$160,855	$1,416	$169,074	$1,563

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
(in thousands)

Lines of Credit:
RLOC	$—	$21	$—	$58
WCLC	—	—	2,685	78
Lines of Credit	$—	$21	$2,685	$136

Future maturities of long-term debt as of June 30, 2019 are as follows:

(in thousands)

Due within one year	$5,325
Due between one and two years	10,975
Due between two and three years	10,975
Due between three and four years	14,605
Due between four and five years	10,755
Due beyond five years	113,545

Total future maturities	$166,180

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$1,745	$2,188	$5,625	$6,682
Interest capitalized	269	166	714	447
Total	$2,014	$2,354	$6,339	$7,129

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by the lender beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly.
The interest rates on the Met Variable-Rate Term Loans were 4.23% per annum and 3.99% per annum as of June 30, 2019 and September 30, 2018, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At June 30, 2019, the Company had $5,625,000 remaining available from its 2015 prepayment to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. Outstanding principal, if any, is due at maturity on November 1, 2019. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 4.23% and 3.99% per annum as of June 30, 2019 and September 30, 2018, respectively. Availability under the RLOC was $25,000,000 as of June 30, 2019.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 4.19% per annum and 3.85% per annum as of June 30, 2019 and September 30, 2018, respectively. The WCLC agreement was amended on September 30, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $69,540,000 and $57,015,000 as of June 30, 2019 and September 30, 2018, respectively.
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

There were no amounts outstanding on the WCLC at June 30, 2019. The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2019, there was approximately $460,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $123,000 of financing costs were incurred for the fiscal year ended September 30, 2018 in connection with letters of credit. These costs are also being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,119,000 and approximately $1,357,000 at June 30, 2019 and September 30, 2018, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $163,581,000 for the year ended September 30, 2018, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2019, the Company was in compliance with all of the financial covenants.
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

Transition from LIBOR

The Company is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, the Company has debt instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

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

The Silver Nip Citrus credit agreements were amended on December 1, 2016. The primary terms of the amendments were (1) the Company provided a limited $8,000,000 guaranty of the Silver Nip Citrus debt, (2) the limited personal guarantees provided by George Brokaw, Remy Trafelet and Clayton Wilson prior to the Company’s merger with Silver Nip Citrus, and also totaling $8,000,000, were released and (3) the consolidated current ratio covenant requirement was reduced from 1.50 to 1.00 to 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2019, the most recent measurement date.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2019 and September 30, 2018:

(in thousands)	June 30,	September 30,
	2019	2018

Ad valorem taxes	$1,418	$2,196
Accrued interest	1,157	1,191
Accrued employee wages and benefits	1,682	3,115
Inventory received but not invoiced	19	726
Accrued dividends	448	492
Consulting and separation charges	400	—
Accrued insurance	231	223
Current portion of deferred retirement obligations	357	345
Accrued tender offer consulting charges	—	274
Other accrued liabilities	385	664
Total accrued liabilities	$6,097	$9,226

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

On March 11, 2019, the 2018 Post Closing Agreement was completed. As such, all the conditions of the termination of the 2014 Post Closing Agreement, mentioned above, were met with the sale of the sugarcane land to a third party. As a result, the Company does not have any future liabilities or commitments to Global Ag in connection with the 2014 Post Closing Agreement.

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

The Act required a one-time remeasurement of certain tax related assets and liabilities. During the first quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the year ended September 30, 2018. The amounts recorded in the six months ended March 31, 2018 for the remeasurement of deferred taxes principally relate to the reduction in the U.S. corporate income tax rate. During the second and third quarter of fiscal year 2018, the Company made certain updates to the estimates used during the first quarter, which resulted in a change to the remeasurement. For the nine months ended June 30, 2018, the Company has recorded a tax benefit of approximately $10,000,000 to account for these deferred tax impacts.

The impact of adopting ASC 610 -20 was modified in the quarter ended March 31, 2019 to reflect the deferred tax impact of this adoption. The deferred tax asset related to the deferred gain on sale has been decreased by $3,704,000 with a corresponding decrease to retained earnings in the quarter ended March 31, 2019, offsetting the October 1, 2018 increase of $14,601,000 to retained earnings for the ASC 610-20 implementation (see Note 7. “Deferred Gain on Sale”).

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

For the three and nine months ended June 30, 2019 and 2018, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Net income attributable to Alico, Inc. common stockholders	$16,244	$9,100	$21,324	$12,332

Weighted average number of common shares outstanding - basic	7,470	8,228	7,470	8,243
Dilutive effect of equity-based awards	1	96	24	71
Weighted average number of common shares outstanding - diluted	7,471	8,324	7,494	8,314

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$2.17	$1.11	$2.85	$1.50
Diluted	$2.17	$1.09	$2.85	$1.48

For the nine months ended June 30, 2019, equity awards are comprised of 227,500 stock options granted to Executive Officers, after taking into effect the forfeitures of 832,500 stock options (see Note 11. "Stockholders Equity"). There were no anti-dilutive equity awards that were excluded from the calculation of diluted earnings per common share for the three and nine months ended June 30, 2019.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Alico Citrus	$56,819	$25,711	$118,539	$77,499
Water Resources and Other Operations	746	806	2,326	2,151
Total revenues	$57,565	$26,517	$120,865	$79,650

Operating expenses:
Alico Citrus	$31,141	$13,697	$73,597	$56,102
Water Resources and Other Operations	420	906	1,768	3,219
Total operating expenses	$31,561	$14,603	$75,365	$59,321

Gross profit (loss):
Alico Citrus	$25,678	$12,014	$44,942	$21,397
Water Resources and Other Operations	326	(100)	558	(1,068)
Total gross profit	$26,004	$11,914	$45,500	$20,329

Depreciation, depletion and amortization:
Alico Citrus	$3,445	$3,342	$10,309	$10,106
Water Resources and Other Operations	27	44	82	161
Other Depreciation, Depletion and Amortization	18	19	50	60
Total depreciation, depletion and amortization	$3,490	$3,405	$10,441	$10,327

(in thousands)	June 30,	September 30,
	2019	2018
Assets:
Alico Citrus	$381,298	$405,752
Water Resources and Other Operations	16,691	15,904
Other Corporate Assets	1,530	1,766
Total Assets	$399,519	$423,422

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $200,000 and $676,000 for the three and nine months ended June 30, 2019, and approximately $238,000 and $621,000 for the three and nine months ended June 30, 2018, respectively.

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

Stock compensation expense related to the Restricted Stock totaled approximately $25,000 and $77,000 for the three and nine months ended June 30, 2019, and $37,000 and $100,000 for the three and nine months ended June 30, 2018, respectively. There was approximately $95,000 and $172,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2019 and September 30, 2018, respectively.

Stock Option Grant

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2019, the Company’s stock was trading at $30.34 per share, and during the nine months ended June 30, 2019, the stock did not trade above $40.00 per share; accordingly, none of the stock options are vested at June 30, 2019.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2019, the Company’s stock was trading at $30.34 per share, and during the nine months ended June 30, 2019, the stock did not trade above $35.00 per share; accordingly, none of the stock options are vested at June 30, 2019. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2019, the Company’s stock was trading at $30.34 per share, and during the nine months ended June 30, 2019, the stock did not trade above $60.00 per share; accordingly, none of the stock options are vested at June 30, 2019. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted. As such, the remaining unrecognized expense associated with these options of approximately $783,000 was accelerated and recorded for the fiscal year ended September 30, 2018.

Pursuant to a Settlement Agreement (described in Note 13. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as president and chief executive officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Settlement Agreement will be forfeited as of such first anniversary. As a result of the forfeited stock options, the Company reversed $823,000 of previously recorded stock compensation expense during the quarter ended March 31, 2019, which is recorded as a reduction of General and Administrative expense.

Stock compensation expense related to the options totaled approximately $89,000 and $607,000 for the three and nine months ended June 30, 2019, prior to taking into effect the forfeited stock options during the quarter ended June 30, 2019, and $205,000 and $616,000 for the three and nine months ended June 30, 2018, respectively. After taking into effect these forfeitures, the Company recorded a credit to stock compensation expense of $0 and $823,000 for the three and nine months ended June 30, 2019, respectively. At June 30, 2019 and September 30, 2018, there was approximately $569,000 and $2,842,000 of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.47 years.

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

There were no additional stock options granted or exercised for the fiscal quarter ended June 30, 2019. As of June 30, 2019, there remained 1,005,000 common shares available for issuance under the 2015 Plan.

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

For the three and nine months ended June 30, 2019, the Company did not purchase any shares under the 2017 Authorization.

The following table illustrates the Company’s treasury stock activity for the nine months ended June 30, 2019:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2018	216,188	$7,536
Purchased	752,234	25,576
Issued to employees and directors	(22,308)	(907)

Balance as of June 30, 2019	946,114	$32,205

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

Note 12. Commitments and Contingencies
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of approximately $460,000 and $10,300,000 at June 30, 2019 and September 30, 2018, respectively, to secure its various contractual obligations. Upon the completion of the 2018 Post Closing Agreement (and corresponding termination of the 2014 Post-Closing Agreement) during the quarter ended March 31, 2019, the Company terminated its $9,800,000 standby letter of credit associated with the Global Ag Land Disposition transaction (see Note 7. “Deferred Gain on Sale”).

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

On February 11, 2019, the parties to the Florida Litigation entered into a settlement agreement (the “Alico Settlement Agreement”) wherein the parties agreed to promptly dismiss all claims in the Florida Litigation. Pursuant to the Alico Settlement Agreement, Mr. Trafelet agreed to voluntarily resign as president and chief executive officer and as a member of the Board of Directors, effective upon the execution of the Alico Settlement Agreement.

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

In addition, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mr. Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Registrable Securities.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Trafelet, the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs sought, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734 Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and the Purported Consent (described above), and (2) the Purported Consent was invalid under the LLC Agreement.

Also on November 20, 2018, 734 Agriculture filed a lawsuit contesting the Purported Consent in the Delaware Court, captioned 734 Agriculture v. Arlon Valencia Holdings, LLC, C.A. No. 2018-0844-JTL (the “734 Delaware Litigation”). On November 27, 2018, the Delaware Court entered a stipulated order consolidating the Members’ Delaware Litigation and the 734 Delaware Litigation into a single lawsuit, captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL (the consolidated suit, the “Delaware Litigation”).

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

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2019, the Company had approximately $2,421,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Note 13. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), the Company’s Chief Executive Officer, pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017 the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0 and $187,500 under the Consulting and Non-Competition Agreement for the nine months ended June 30, 2019 and 2018, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.

Henry R. Slack and George R. Brokaw

Beginning June 26, 2017, both Messrs. Slack and Brokaw agreed to waive payment of their salaries.

Remy Trafelet

As described above, on February 11, 2019 and as contemplated by the Alico Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as president and chief executive officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. As of June 30, 2019, the Company has paid approximately $154,000 towards these consulting fees. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and has not been extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed approximately $0 and $149,000 under the Shared Services Agreement for the three months ended June 30, 2019 and 2018, respectively, and $147,000 and $443,000 for the nine months ended June 30, 2019 and 2018, respectively.

Note 14. Subsequent Event

On August 1, 2019, the Company received $5,775,000 under the Florida Citrus Recovery Block Grant (“CRBG”) relating to Hurricane Irma. This represents the Part 1 of reimbursement under a three part program. The timing and amount to be received under Part 2 and Part 3 of the program, if any, has not been finalized.

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
Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization program; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; market and pricing risks due to concentrated ownership of stock market and pricing risks due to concentrated ownership of stock; the Company's receipt of future funding from the state of Florida in connection with water retention projects; any Federal relief received in the future by the Company in connection with Hurricane Irma; any reduction in the public float resulting from the 2018 tender offer or any subsequent repurchases of common stock by the Company; recent changes in the Equity Plan awards to Employees; continuation of the Company's dividend policy; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock into the 2018 tender offer or by way of future transactions; decreased cash availability as a result of closing the 2018 tender offer and effectuating share repurchases; political changes and economic crises; competitive actions by other companies; changes in dividends; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the ability to secure permits for the Water Storage Contract and Project; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses.. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and substantially all of its operating revenues are generated in the United States. For the three and nine months ended June 30, 2019, Alico generated operating revenues of approximately $57,565,000 and $120,865,000, respectively, income from operations of approximately $23,322,000 and $34,714,000, respectively, and net income attributable to common stockholders of approximately $16,244,000 and $21,324,000, respectively. Cash provided by operating activities was approximately $41,686,000 for the nine months ended June 30, 2019.

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

Under this program, we expected to reduce citrus total expenses per acre to $2,164/acre and the cost to produce a pound solid to $1.56 when Alico 2.0 is fully implemented in 2020. Through June 30, 2019, the Company is on target to meet these thresholds. These efficiencies are being achieved through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We have also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operating programs and aligns with the geographical footprint of the citrus groves.

The Company is working to maintain operational efficiencies and deploy its resources to solidify the Company's position as a leader in the recovering citrus industry.

The Company planted over 400,000 trees in the fiscal year 2018, and intends to plant approximately 400,000 trees in the fiscal year 2019 to help position the Company for future production growth beyond 2020. The Company believes that its current acreage can produce 10,000,000 boxes per year on a sustained basis, even in an environment where citrus greening is pervasive.

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

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into the Consulting Agreement with Mr. Trafelet and 3584, Inc. (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

In addition, as contemplated by the Alico Settlement Agreement, the Company entered into the Registration Rights Agreement with Mr. Trafelet, relating to the Registrable Securities. The Registration Rights Agreement requires the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Registrable Securities.

Management and Board Changes

On April 11, 2019, the Board of Directors announced the appointment of Mr. John E. Kiernan as President and Chief Executive Officer and Mr. Richard Rallo as Chief Financial Officer, both effective July 1, 2019. Additionally, Mr. Benjamin D. Fishman, the Company’s current Interim President, agreed to resign from this position effective July 1, 2019. In addition, on April 11, 2019, Mr. Henry A. Slack, the current Executive Chairman of the Board, informed the Board that he agreed to step down as Executive Chairman of the Board, effective July 1, 2019. Mr. Slack’s decision to step down as Executive Chairman of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Slack will remain a member of the Board of Directors. The Board appointed Mr. Benjamin D. Fishman, the Company’s current Interim President, to the role of Executive Chairman of the Board, effective July 1, 2019.

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

Federal Relief Program

On August 1, 2019, the Company received $5,775,000 under the Florida Citrus Recovery Block Grant (“CRBG”) relating to Hurricane Irma. This represents the Part 1 of reimbursement under a three part program. The timing and amount to be received under Part 2 and Part 3 of the program, if any, has not been finalized.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Operating revenues:
Alico Citrus	$56,819	$25,711	$31,108	121.0%	$118,539	$77,499	$41,040	53.0%
Water Resources and Other Operations	746	806	(60)	(7.4)%	2,326	2,151	175	8.1%
Total operating revenues	57,565	26,517	31,048	117.1%	120,865	79,650	41,215	51.7%

Gross profit:
Alico Citrus	25,678	12,014	13,664	113.7%	44,942	21,397	23,545	110.0%
Water Resources and Other Operations	326	(100)	426	NM	558	(1,068)	1,626	NM
Total gross profit	26,004	11,914	14,090	118.3%	45,500	20,329	25,171	123.8%

General and administrative expenses	2,682	2,955	(273)	(9.2)%	10,786	9,914	872	8.8%
Income from operations	23,322	8,959	14,363	160.3%	34,714	10,415	24,299	233.3%
Total other (expense), income	(1,623)	5,074	(6,697)	(132.0)%	(6,459)	2,559	(9,018)	NM
Income before income taxes	21,699	14,033	7,666	54.6%	28,255	12,974	15,281	117.8%
Income tax provision	5,483	4,941	542	11.0%	7,082	674	6,408	NM
Net income	16,216	9,092	7,124	78.4%	21,173	12,300	8,873	72.1%
Net loss attributable to noncontrolling interests	28	8	20	NM	151	32	119	NM
Net income attributable to Alico, Inc. common stockholders	$16,244	$9,100	$7,144	78.5%	$21,324	$12,332	$8,992	72.9%
NM - Not meaningful

The following discussion provides an analysis of the Company's business segments:
Alico Citrus
The table below presents key operating measures for the three and nine months ended June 30, 2019 and 2018:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Unit	%	2019	2018	Unit	%
Operating Revenues:
Early and Mid-Season	$—	$53	$(53)	(100.0)%	$39,574	$24,309	$15,265	62.8%
Valencias	54,734	24,257	30,477	125.6%	73,480	48,855	24,625	50.4%
Fresh Fruit	1,052	540	512	94.8%	3,629	2,046	1,583	77.4%
Purchase and Resale of Fruit	697	310	387	124.8%	943	809	134	16.6%
Other	336	551	(215)	(39.0)%	913	1,480	(567)	(38.3)%
Total	$56,819	$25,711	$31,108	121.0%	$118,539	$77,499	$41,040	53.0%
Boxes Harvested:
Early and Mid-Season	—	—	—	NM	3,114	1,811	1,303	71.9%
Valencias	3,492	1,421	2,071	145.7%	4,790	2,891	1,899	65.7%
Total Processed	3,492	1,421	2,071	145.7%	7,904	4,702	3,202	68.1%
Fresh Fruit	74	27	47	174.1%	210	124	86	69.4%
Total	3,566	1,448	2,118	146.3%	8,114	4,826	3,288	68.1%
Pound Solids Produced:
Early and Mid-Season	—	—	—	NM	16,873	9,194	7,679	83.5%
Valencias	22,023	8,668	13,355	154.1%	29,854	17,319	12,535	72.4%
Total	22,023	8,668	13,355	154.1%	46,727	26,513	20,214	76.2%
Pound Solids per Box:
Early and Mid-Season	—	—	—	NM	5.42	5.07	0.35	6.9%
Valencias	6.31	6.10	0.21	3.4%	6.23	5.99	0.24	4.0%
Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	NM	$2.35	$2.64	$(0.29)	(11.0)%
Valencias	$2.49	$2.80	$(0.31)	(11.1)%	$2.46	$2.82	$(0.36)	(12.8)%
Price per Box:
Fresh Fruit	$14.24	$19.85	$(5.61)	(28.3)%	$17.26	$16.47	$0.79	4.8%
Operating Expenses:
Cost of Sales	$20,876	$13,882	$6,994	50.4%	$50,670	$45,823	$4,847	10.6%
Harvesting and Hauling	9,966	3,725	6,241	167.5%	22,114	12,933	9,181	71.0%
Purchase and Resale of Fruit	491	193	298	154.4%	659	562	97	17.3%
Other	(192)	(4,103)	3,911	NM	154	(3,216)	3,370	NM
Total	$31,141	$13,697	$17,444	127.4%	$73,597	$56,102	$17,495	31.2%

NM - Not meaningful

Alico primarily sells its Early and Mid-Season and Valencia oranges to processors, who convert the majority of the citrus crop into orange juice. The processors generally buy citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh fruit is generally sold to packing houses, which purchase citrus on a per box basis. Purchase and resale of fruit relates to the buying of fruit from third parties, and generally reselling this fruit to processors. These revenues and costs vary based on the number of boxes bought and sold. Other revenues consist primarily of third-party grove caretaking.

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

The increase in revenues for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to the timing of when the Valencia fruit was harvested and the impact of Hurricane Irma. As a result of Hurricane Irma, the Company commenced and completed harvesting its Valencia fruit in fiscal year 2018 earlier than in the current fiscal year. Accordingly, the Company harvested a substantially greater number of processed boxes in the three month period ended June 30, 2019 as compared to the same period in 2018. In addition to the timing, the Company harvested in fiscal year 2019 more processed boxes overall for the Valencia fruit than it harvested in fiscal year 2018 due to the fruit drop caused by Hurricane Irma in fiscal year 2018. For the three months ended June 30, 2019, the Company had 6.31 pound solids per box, compared to 6.10 pounds per solid box for the three month period ended June 30, 2018.

The increase in revenues for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, was directly related to the negative impact of Hurricane Irma on the prior fiscal year harvest. As a result of Hurricane Irma, the Company experienced a greater amount of fruit drop and consequently harvested a smaller number of boxes in fiscal year 2018. As such, the Company harvested 68% more processed boxes in the nine months ended June 30, 2019, than in the comparable period in the previous fiscal year. The Company also saw an overall increase in pound solids per box in the nine months ended June 30, 2019, which was 5.91 as compared to 5.64 for the nine months ended June 30, 2018. In addition, the increase in revenue to a smaller extent was due to greater number of boxes of fresh fruit being sold for the nine month period ended June 30, 2019.

The USDA, in its July 11, 2019 Citrus Crop Forecast for the 2018-19 harvest season, indicated that the Florida orange crop increased from approximately 45,000,000 boxes for the 2017-18 crop year to approximately 71,600,000 boxes for the 2018-19 crop year, an increase of approximately 59.0%. The significant increase is the result of 2017-18 harvest season being impacted by Hurricane Irma and the related fruit loss experienced.

The Company originally estimated its fiscal year 2019 processed boxes would increase by approximately 31-37% compared to processed boxes for fiscal year 2018. Based on the harvesting of fruit through the third quarter of fiscal year 2019, the Company increased production for fiscal year 2019 by approximately 68% compared to processed boxes for fiscal year 2018. The improvement is the result of both the Early & Mid-season and Valencia variety fruit experiencing less fruit drop then was anticipated upon making the estimate in production.

The increase in operating expenses for the three and nine months ended June 30, 2019, compared to the three and nine months ended June 30, 2018, was primarily the result of increased harvesting and hauling costs which is the direct result of increased citrus processed box production and the Company receiving a greater amount of insurance proceeds, which was recorded as a reduction to operating expense, during the three and nine months ended June 30, 2018.

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

As part of the announcement of Alico 2.0, the Company provided guidance, which described expected improvements once citrus production returned to the pre-hurricane levels of approximately 7.9 million boxes, annually, along with certain cost reductions. Today, the Company continues to believe this production level and cost savings opportunity are potentially achievable; however, there can be no assurance that the anticipated cost savings will be realized under Alico 2.0 or that the 2019 production level can be maintained.

Water Resources and Other Operations

The table below presents key operating measures for the three and nine months ended June 30, 2019 and 2018:

(in thousands)
	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue From:
Land and other leasing	$706	$693	$13	1.9%	$2,098	$1,780	$318	17.9%
Sale of calves and culls	—	—	—	NM	—	57	(57)	(100.0)%
Other	40	113	(73)	(64.6)%	228	314	(86)	(27.4)%
Total	$746	$806	$(60)	(7.4)%	$2,326	$2,151	$175	8.1%
Operating Expenses:
Land and other leasing	$217	$155	$62	40.0%	$769	$563	$206	36.6%
Cost of calves sold	—	—	—	NM	—	1,015	(1,015)	(100.0)%
Water conservation	202	496	(294)	(59.3)%	985	1,263	(278)	(22.0)%
Other	1	255	(254)	(99.6)%	14	378	(364)	(96.3)%
Total	$420	$906	$(486)	(53.6)%	$1,768	$3,219	$(1,451)	(45.1)%

NM - Not meaningful

Land and other leasing includes lease income from a lease for grazing rights, hunting leases, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, and farm lease revenue.

The increase in revenues from Water Resources and Other Operations for the nine months ended June 30, 2019 is primarily due to the Company entering into a long-term leasing arrangement, upon selling Alico’s cattle herd in late January 2018, with the purchaser of grazing rights on the ranch providing an annual revenue stream of approximately $1,200,000. The Company continues to own the property and conduct its long-term water dispersement program and wildlife management programs.

The decrease is operating expenses for the three and nine months ended June 30, 2019 is primarily due to the company selling its cattle herd in late January 2018 resulting in the Company no longer incurring expenses relating to calves and culls.

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

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. On September 19, 2018, the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a regional dispersed water storage project in the Caloosahatchee Watershed that has the opportunity to significantly reduce excessive Lake Okeechobee releases and storm water runoff to the Caloosahatchee Estuary, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. The approved Florida budget for the state’s 2019/2020 fiscal year included funding for the Program. Operating expenses were approximately $202,000 and $496,000 for the three months ended June 30, 2019 and 2018, respectively, and were approximately $985,000 and $1,263,000 for the nine months ended June 30, 2019 and 2018, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 totaled approximately $2,682,000 compared to approximately $2,955,000 for the three months ended June 30, 2018. The decrease was primarily due to a reduction in payroll and stock compensation expense of approximately $247,000 relating to the resignation of the former CEO on February 11, 2019 and a reduction in rent expense of approximately $150,000 as a result of the Company not renewing its lease for office space in New York City. Partially offsetting this decrease was an increase in professional fees primarily relating to SEC and other corporate matters.

General and administrative expenses for the nine months ended June 30, 2019 totaled approximately $10,786,000, compared to approximately $9,914,000 for the nine months ended June 30, 2018. The increase was primarily due to an increase in professional fees of $2,300,000 during the nine months ended June 30, 2019 relating to a corporate litigation matter. This litigation has been resolved with a settlement being reached on February 11, 2019. The Company does not anticipate further professional fees relating to this litigation. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the nine months ended June 30, 2019. These increases were partially offset by an adjustment to stock compensation expense, reduction in rent and a decrease in payroll expenses. The Company recorded a reduction in stock compensation expense of $823,000 as a result of a former senior executive forfeiting his stock options as part of the settled litigation. Rent expense was reduced by approximately $300,000 as a result of the Company not renewing its lease for office space in New York City. The reduction in payroll costs of approximately $879,000 was primarily from (i) a reduction in separation expenses of approximately $388,000; (ii) a reduction in accrual for paid time off of approximately $280,000; and (iii) a reduction in personnel and overtime costs of approximately $211,000.

Other (Expense), Income

Other (expense), income, for the three months ended June 30, 2019 and 2018 was approximately $(1,623,000) and $5,074,000, respectively. The shift from other income to other (expense), is primarily due to the Company recording gains on sale of real estate, property and equipment and assets held for sale of approximately $7,248,000 during the three months ended June 30, 2018. No significant gain on the sale of assets was recorded for the three months ended June 30, 2019.

Other (expense), income, for the nine months ended June 30, 2019 and 2018 was approximately $(6,459,000) and approximately $2,559,000, respectively. The shift from other income to other (expense) is primarily due to the Company recording gains on sale of real estate, property and equipment and assets held for sale of approximately $9,083,000 during the nine months ended June 30, 2018. No significant gain on the sale of assets was recorded for the nine months ended June 30, 2019. Additionally, during the nine months ended June 30, 2019, the Company recorded an expense of $989,000 relating to the change in fair value of the derivative asset and derivative liabilities (see “Note 7. Derivative Gain on Sale”).

Income Taxes

The provision for income tax was approximately $5,483,000 and $4,941,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $7,082,000 and $674,000 for the nine months ended June 30, 2019 and 2018, respectively. The increase in the tax provision for the three and nine months ended June 30, 2019 is the result of the Company generating greater net income during these periods as compared to the same periods in the prior year. The tax provision for the nine months ended June 30, 2018 was impacted by approximately $10,000,000 attributable to a non-cash tax benefit recorded to remeasure the Company's net deferred tax liabilities to the 21% corporate tax rate that was enacted December 22, 2017. Additionally, during the three months and nine months ended June 30, 2018, the Company recorded a valuation allowance on its capital loss carryforward of approximately $6,100,000, resulting in an additional income tax expense.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2019	2018	Change
Cash and cash equivalents and restricted cash	$10,525	$32,260	$(21,735)
Total current assets	$44,117	$71,061	$(26,944)
Total current liabilities	$23,353	$21,498	$1,855
Working capital	$20,764	$49,563	$(28,799)
Total assets	$399,519	$423,422	$(23,903)
Principal amount of term loans and lines of credit	$166,180	$177,034	$(10,854)
Current ratio	1.89 to 1	3.31 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, assets sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $69,540,000 is available for general use as of June 30, 2019, and a $25,000,000 revolving line of credit, all of which is available for general use as of June 30, 2019 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the nine months ended June 30, 2019 and 2018:

(in thousands)	Nine Months Ended June 30,
	2019	2018	Change
Net income	$21,173	$12,300	$8,873
Deferred gain on sale of sugarcane land	—	(767)	767
Depreciation, depletion and amortization	10,441	10,327	114
Deferred income tax provision	454	649	(195)
Gain on sale of real estate, property and equipment and assets held for sale	(137)	(8,315)	8,178
Change in fair value of derivatives	989	—	989
Impairment of long-lived assets	244	1,855	(1,611)
Non-cash interest expense on deferred gain on sugarcane land	—	1,021	(1,021)
Stock-based compensation expense	537	1,337	(800)
Other	(160)	(285)	125
Change in working capital	8,145	(2,003)	10,148
Net cash provided by operating activities	$41,686	$16,119	$25,567

The increase in net cash provided by operating activities for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 was primarily due to (i) an increase in net income which was primarily driven by increased citrus sales; (ii) a minimal gain recorded on sale of real estate, property and equipment and assets held for sale as a result of the Company selling less assets in the nine months ended June 30, 2019 and (iii) an increase in working capital which is largely due to an increase in inventory, an increase in income taxes payable as well as a decrease in accounts payable and accrued liabilities.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters, as sales of its harvested citrus are made.

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the nine months ended June 30, 2019 and 2018:

(in thousands)	Nine Months Ended June 30,
	2019	2018	Change
Capital expenditures:
Citrus trees	$(11,547)	$(10,092)	$(1,455)
Land	(561)	—	(561)
Breeding herd purchases	—	(317)	317
Equipment and other	(2,459)	(1,720)	(739)
Total	(14,567)	(12,129)	(2,438)

Net proceeds from sale of property and equipment and assets held for sale	419	31,671	(31,252)
Change in deposits on purchase of citrus trees	(256)	—	(256)
Notes receivables	56	(379)	435
Net cash (used in) provided by investing activities	$(14,348)	$19,163	$(33,511)

The shift from net cash provided by investing activities for the nine months ended June 30, 2018 to net cash used in investing activities for the nine months ended June 30, 2019, was primarily due to approximately $31,671,000 of proceeds received from the sale of certain assets during the nine months ended June 30, 2018. In comparison, only minimal proceeds from the sale of assets were received for the nine months ended June 30, 2019. Additionally, for the nine months ended June 30, 2019, the Company purchased citrus blocks for approximately $1,950,000 from grove owners from within the Company's existing grove location.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the nine months ended June 30, 2019 and 2018:

(in thousands)	Nine Months Ended June 30,
	2019	2018	Change
Repayments on revolving lines of credit	$(86,123)	$(21,424)	$(64,699)
Borrowings on revolving lines of credit	83,438	21,424	62,014
Principal payments on term loans	(8,169)	(9,421)	1,252
Treasury stock purchases	(25,576)	(2,215)	(23,361)
Payment on termination of Global Ag agreement	(11,300)	—	(11,300)
Dividends paid	(1,343)	(1,480)	137
Capital contribution received from noncontrolling interest	—	1,000	(1,000)
Capital lease obligation payments	—	(8)	8
Net cash used in financing activities	$(49,073)	$(12,124)	$(36,949)

The increase in net cash used in financing activities for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, was primarily due to the Company purchasing 752,234 common shares through a tender offer, for an aggregate amount of approximately $25,576,000, and terminating its 2014 Post-Closing Agreement pursuant to which the Company paid $11,300,000.

Alico had no amount outstanding on its revolving lines of credit as of June 30, 2019.

The WCLC agreement provides for Rabo to issue up to $20,000,000 in letters of credit on the Company’s behalf. As of June 30, 2019, there was approximately $460,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.
Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2019, the Company had approximately $2,421,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the third fiscal quarter ended June 30, 2019, there were no changes in Alico's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the three and nine months ended June 30, 2019, the Company did not purchase any shares under the 2017 Authorization.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not Applicable.

Item 5. Other Information.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On August 5, 2019, the Company’s Board adopted an Amendment to the Company’s Bylaws (the “Amendment”), as amended and restated (the “Bylaws”). The Amendment makes certain officer positions, namely the Chief Operating Officer and one or more Vice Presidents, discretionary rather than mandatory.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws, which are attached hereto as Exhibit 3.5 to this Form 10-Q and are incorporated herein by reference.

Item 7.01 Regulation FD Disclosure.

Adoption of Committee Charters.

On August 5, 2019, the Company’s Board adopted revised Charters for each of the Compensation Committee, the Executive Committee, and the Nominating & Governance Committee as contemplated by the applicable sections of the Nasdaq Marketplace Rules. Each of the Charter of the Compensation Committee, the Charter of the Executive Committee, the Charter of the Nominating & Governance Committee is posted under the “Investors” section of our website, https://ir.alicoinc.com/, and is attached hereto as Exhibits 99.1, 99.2, and 99.3, respectively. The information contained under this Adoption of Committee Charters heading, including the exhibits related thereto, is furnished in response to Item 7.01 of Form 8-K and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Federal Relief Program.

On August 1, 2019, the Company received $5,775,000 under the Florida Citrus Recovery Block Grant (“CRBG”) relating to Hurricane Irma. This represents the Part 1 of reimbursement under a three part program. The timing and amount to be received under Part 2 and Part 3 of the program, if any, has not been finalized. The information contained under this Federal Relief Program heading is furnished in response to Item 7.01 of Form 8-K and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1		Charter of the Compensation Committee of the Board of Directors of Alico, Inc., as amended
99.2		Charter of the Executive Committee of the Board of Directors of Alico, Inc., as amended
99.3		Charter of the Nominating & Governance Committee of the Board of Directors of Alico, Inc., as amended
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

ALICO, INC. (Registrant)

August 6, 2019	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2019	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)