Form 10-K
period 2019-09-30
ALICO, INC.
filed 2019-12-05
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Fiscal Year Ended	September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
	from____________________	to_________________________
Commission File Number: 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida			59-0906081
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court

Suite 100	Fort Myers	FL	33913
(Address of principal executive offices)			(Zip Code)

(239)	226-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 29, 2019 (the last business day of Alico’s most recently completed second fiscal quarter) was $95,991,356. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 7,475,200 shares of common stock outstanding at December 2, 2019.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2020 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

1

ALICO, INC.
FORM 10-K
For the fiscal year ended September 30, 2019

2

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

We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC"). We provide in Item 1A, “Risk Factors,” a cautionary discussion of certain risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. In addition, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this Annual Report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

3

PART I
Item 1. Business

Alico, Inc. (“Alico”) was incorporated under the laws of the state of Florida in 1960. Collectively with its subsidiaries (the "Company", "we", "us" or "our"), our business and operations are described below.  For detailed financial information with respect to our business and our operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 in this Annual Report on Form 10-K, and the accompanying Consolidated Financial Statements and the related Notes, which are included in Item 8. In addition, general information concerning our Company can be found on our website, the internet address of which is http://www.alicoinc.com. All of our filings with the U.S. Securities and Exchange Commission (the "SEC") including, but not limited to, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our recent press releases and information regarding corporate governance, including the charters of our audit, compensation, executive and nominating governance committees, as well as our code of business conduct and ethics are also available to be viewed or downloaded electronically at http://www.alicoinc.com. Unless explicitly stated herein, the information on our website is not incorporated by reference into this Annual Report on Form 10-K and the Company disclaims any such incorporation by reference.

Overview

Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. The Company owns approximately 111,000 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk) including approximately 90,000 acres of mineral rights. Our principal lines of business are citrus groves and conservation.

Alico is one of the largest citrus producers in the United States of America.

Alico, Inc. operates two divisions: Alico Citrus, a citrus producer, and Water Resources and Other Operations, a leading water storage and environmental services division.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications - Alico Citrus and Water Resources and Other Operations. Other Operations includes a lease for grazing rights, hunting leases, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, farm lease revenue and rental income for office space. Alico presents its financial results and the related discussion based upon its two business segments: (i) Alico Citrus and (ii) Water Resources and Other Operations.

Recent Developments

Alico 2.0 Modernization Program
On November 16, 2017, we announced the Alico 2.0 Modernization Program (“Alico 2.0”). This program was intended to transform three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, Alico Citrus, so we would remain one of the leaders in the U.S. citrus industry. This initiative was to explore every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency.
Under this program, Alico expected to reduce its operating costs. Alico has executed on the efficiencies identified and has improved margins through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We have also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operations and is aligned with the geographical footprint of the citrus groves. This effort has helped to transition us to a high-quality, low-cost producer of citrus now and for future years to come.

In combination with these efforts, the Company worked to maintain operational efficiencies and deploy its resources to solidify the Company's position as a leader in the recovering citrus industry.

Under Alico 2.0, we also decided to divest assets that generated low rates of return and shut down parts of our operations that were not profitable. As a result of Alico 2.0, Alico has generated cash of approximately $57,800,000 through September 30, 2019 from asset sales. This has been facilitated through (i) the sale of its nursery in Gainesville, Florida, (ii) the sale of certain underperforming groves, (ii) the sale of its breeding herd, (iv) the sale of certain parcels of land on its Ranch, (v) the sale of certain trailers related to our logistics division, and (vi) the sale of certain real estate assets that were not strategic to our business plan.
In January 2018, the Company sold its breeding herd and leased grazing rights on the Ranch to a third party operator. However, the Company continues to own the property and continues to conduct its long-term dispersed water program and wildlife management programs.

Alico 2.0 also included an enhanced program to plant more citrus trees. The Company planted over 400,000 trees in both the fiscal years ended September 30, 2019 and 2018 to help position the Company for future production growth.

Tender Offer

On September 5, 2018, the Board of Directors approved and Alico announced the commencement of an issuer offer (the “Tender Offer”) to purchase up to $19,999,990 in value of shares of its common stock at a purchase price of $34.00 per share. On October 3, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 5, 2018, Alico repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. Included in the 752,234 shares were 163,999 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. 734 Investors, LLC, (“734 Investors”) Alico’s largest stockholder from 2013 until November 12, 2019, participated in the Tender Offer by selling a small percentage of its holdings of the Company’s common stock. Members of neither the management team nor the Board of Directors sold any shares directly to the Tender Offer.

Termination Proceedings against Mr. Remy W. Trafelet

On November 19, 2018, Alico, with unanimous approval of the members of the Board of Directors, other than Remy W. Trafelet, notified Mr. Trafelet, who was at the time the Company's President and Chief Executive Officer and a member of the Board of Directors, that it intended to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company's Stock Incentive Plan of 2015 (collectively, the “Compensation Documents”). On November 28, 2018, the parties in the Florida Litigation (as defined below) stipulated to an order which provided, among other things, that pending the resolution of the Delaware Litigation (as defined below), the Board of Directors would not take any action out of the routine day-to-day operations conducted in the ordinary course of business, including removing any corporate officers or directors from positions held as of November 27, 2018.

As described in “Note 16. Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, the parties to the Florida Litigation entered into the Alico Settlement Agreement wherein the parties agreed to promptly dismiss all claims in the Florida Litigation, including those related to the termination proceedings against Mr. Trafelet, and Mr. Trafelet agreed to voluntarily resign as President and Chief Executive Officer and a member of the Company’s Board of Directors, effective upon the execution of the Alico Settlement Agreement.

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into the Consulting Agreement with Mr. Trafelet and 3584, Inc. (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet agreed to make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant is receiving an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

In addition, as contemplated by the Alico Settlement Agreement, the Company entered into the Registration Rights Agreement with Mr. Trafelet, relating to the Registrable Securities. The Registration Rights Agreement required the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Registrable Securities. On October 10, 2019, Mr. Trafelet executed a waiver whereby he waived the S-3 Registration Rights but maintained all other rights arising under the Registration Rights Agreement and all rights arising under Section 14 of the Alico Settlement Agreement.

Management and Board Changes

On April 11, 2019, the Board of Directors announced the appointment of Mr. John E. Kiernan as President and Chief Executive Officer and Mr. Richard Rallo as Chief Financial Officer, both effective July 1, 2019. Additionally, Mr. Benjamin D. Fishman, the Company’s current Interim President, agreed to resign from this position effective July 1, 2019. In addition, on April 11, 2019, Mr. Henry A. Slack, the current Executive Chairman of the Board, informed the Board that he agreed to step down as Executive

Chairman of the Board, effective July 1, 2019. Mr. Slack’s decision to step down as Executive Chairman of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Slack will remain a member of the Board of Directors. The Board appointed Mr. Benjamin D. Fishman, the Company’s current Interim President, to the role of non-employee Executive Chairman of the Board, effective July 1, 2019.

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

Federal Relief Program

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fourth quarter of fiscal year 2019 and for the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represents the Part 1 and a portion of the Part 2 reimbursement under the three-part program. Subsequent to fiscal year end 2019, the Company received additional proceeds of approximately $4,136,000 under the Florida CRBG program. This represents another portion of the Part 2 reimbursement under the three-part program. The timing and amount to be received under the remaining portion of the Part 2 and the Part 3 of the program, if any, has not been finalized.

Distribution of Shares by 734 Investors

On November 14, 2019, 734 Investors filed a Form 4 and an amendment to Schedule 13D with the SEC disclosing that on November 12, 2019, it distributed all of its shares of Company common stock previously held by it, consisting of 3,173,405 shares, on a pro rata basis, to its members. Prior to such distribution, 734 Investors was the Company’s largest shareholder.

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

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	45,151	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	45,173

Water Resources and Other Operations
Ranch	64,782	Leasing and Conservation
Other Land	1,446	Mining Lease and Office
	66,228

Total	111,401

Alico Citrus

We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total approximately 45,173 gross acres or 40.5% of our land holdings.

Our citrus acreage is detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Plantable	Support & Other	Gross
DeSoto County	15,180	1,096	482	16,758	4,650	21,408
Polk County	4,545	—	—	4,545	2,228	6,773
Collier County	4,261	—	—	4,261	2,905	7,166
Hendry County	3,546	57	175	3,778	1,707	5,485
Charlotte County	1,729	—	138	1,867	676	2,543
Highlands County	1,063	—	—	1,063	161	1,224
Hardee County	403	—	—	403	171	574
Total	30,727	1,153	795	32,675	12,498	45,173

Of the 45,173 gross acres of citrus land we own and manage, approximately 12,498 acres are classified as support and other acreage. Support and other acreage includes acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery and utilize the trees produced in our own operations. The 32,675 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were approximately 95.0%, 93.7% and 91.7% of Alico Citrus revenues for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which each contains approximately 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis, but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of citrus fruit. We produced approximately 46,727,000, 26,513,000 and 42,611,000 pound solids for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, from boxes delivered to processing plants of approximately 7,904,000, 4,702,000 and 7,259,000, respectively. As previously indicated, the falloff in fiscal year 2018 was mostly attributable to the impact of Hurricane Irma.

The average pound solids per box was 5.91, 5.64 and 5.87 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a minimum (“floor”) price with a price increase (“rise”) based on market conditions. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price.

Our citrus produced for the processed citrus market in fiscal year 2019-2020 under our largest agreement is subject to minimum floor price ranging from $2.05 to $2.15 per pound solid and rise price from $2.50 to $2.65 per pound solid. Under this agreement, if the market price is below the floor prices or exceeds the rise prices, then 50% of the shortfall or excess will be deducted from the floor price or added to the rise price. Under our next largest agreement, our citrus produced is subject to a minimum floor price of $2.60 per pound solid and rise price of $3.00 per pound solid. We believe that other markets are available for our citrus products; however, new arrangements may be less favorable than our current contracts.

Our sales to the fresh citrus market constituted approximately 3.0%, 2.6% and 4.6% of our Alico Citrus revenues for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 210,000, 125,000 and 328,000 fresh fruit boxes for each of the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Revenues from our Alico Citrus operations were approximately 97.4%, 96.1% and 95.1% of our total operating revenues for each of the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Water Resources and Other Operations

We own and manage land in Collier, Glades, and Hendry Counties and are engaged in land leasing for recreational and grazing purposes, conservation, and mining activities. Our Water Resources and Other Operations land holdings total 66,228 gross acres, or 59.5% of our total acreage.

Our Water Resources and Other Operations acreage is detailed in the following table as of September 30, 2019:

Acreage
Hendry County	61,680
Glades County	526
Collier County	4,022
Total	66,228

In January 2018, the Company sold its breeding herd and leased grazing rights on the Ranch to a third party operator. The Company continues to own the property and conduct its long-term dispersed water program and wildlife management programs. As part of the sales transaction, the Company expensed all cattle inventory costs that were accumulated at the date of sale.

In fiscal year 2017, our cattle operation was engaged in the production of beef cattle in Hendry and Collier Counties. The breeding herd consisted of approximately 8,700 cows and bulls. We primarily sold our calves to feed yards and yearling grazing operations in the United States. We also sold cattle through local livestock auction markets and to contract cattle buyers in the United States. These buyers provided ready markets for our cattle. Revenues from Water Resources and Other Operations were approximately 2.6%, 3.9% and 4.9% of total operating revenues for each of the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

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

Harvest Fresh and Early/Mid Varieties of Oranges

Harvest Valencia Oranges

Significant Customers

Revenue from Tropicana represented approximately 89%, 87% and 86% of our consolidated revenue for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. The revenue in fiscal year 2019 from Tropicana was generated primarily from two separate contracts. This revenue was generated from the sale of our citrus product in the processed market. No other single customer provided more than 10% of our consolidated revenue in fiscal year 2019, 2018 or 2017.

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

Employees

As of September 30, 2019, we had 235 full-time employees. Our employees work in the following divisions:

Alico Citrus	214
Water Resources and Other Operations	0
Corporate, General, Administrative and Other	21
Total employees	235

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

Raw materials needed to cultivate the various crops grown by the Company consist primarily of fertilizers, herbicides, insecticides and fuel and are readily available from local suppliers.

Available Information

We will provide electronic copies of our SEC filings free of charge upon request. Additionally, our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.alicoinc.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. Any information posted on or linked from our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov, which contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Our revenues from our citrus business were approximately 97.4%, 96.1% and 95.1% of our operating revenues in fiscal years 2019, 2018 and 2017, respectively. Our citrus division is one of the largest citrus producers in the United States and because of the significance of the revenues derived from this business, we are more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall results of operations, financial condition and cash flows.

Our business is highly competitive and we cannot assure you that we will maintain our current market share.

Many companies compete in our different businesses and offer products that are similar to our products or are direct competitors to our products. We face strong competition from these and other companies engaged in the agricultural product business.

Important factors with respect to our competitors include the following:

•	Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them

•	to respond better or more quickly to changes in the industry.

•	We cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us.

•
Our competitors may have access to substantially greater financial resources, deeper management and agricultural resources, regional, national or global areas that offer agricultural advantages, and enhanced public visibility or reputations.

There can be no assurance that we will continue to compete effectively with our present and future competitors, and our ability to compete could be materially adversely affected by our debt levels and debt service requirements.

We depend on our relationship with Tropicana for a significant portion of our business. Any disruption in this relationship could harm our sales. Additionally, if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues and cash flows.

The Company's contracts with Tropicana accounted for 88.6%, 86.6% and 85.6% of the Company's revenues in fiscal years 2019, 2018 and 2017, respectively. The revenue for Tropicana is primarily generated from two contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.

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

There is no assurance that Alico 2.0 will continue to provide the cost savings that we have achieved.

On November 16, 2017, we announced Alico 2.0, which we expect will result in a significant citrus grove cost savings and a decline in Alico Citrus’ general and administrative expenses. While the Company has executed on its Alico 2.0 initiatives and achieved significant grove cost savings, there is no assurance that we can maintain these cost levels.

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

We face significant competition in our agricultural operations both from domestic and foreign producers and do not have any branded products. Foreign growers generally have an equal or lower cost of production, less environmental regulation and in some instances, greater resources and market flexibility than us. Because foreign growers have greater flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations. The competition we face from certain foreign suppliers of orange juice is mitigated by a governmentally imposed tariff on orange imports. Accordingly, a reduction in the government’s orange juice tariff could adversely impact our results of operations.

Our earnings are sensitive to fluctuations in market supply and prices and demand for our products.

Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Many of the items involved in our business, such as oranges, must be sold more quickly than other produce our competitors may produce, such as lemons. As such, our competitors may be able to maintain certain items they produce in inventory for longer periods than we are able to maintain our inventory which may offer our competitors strategic advantages when they respond to fluctuations in market supply and demand that are not available to us.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. If excess supplies do exist, this could result in reduced pricing or unusable inventory which could adversely impact our results of operations.

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

Increases in commodity or raw product costs, such as fuel and chemical costs, could adversely affect our operating results.

Many factors may affect the cost and supply of citrus, including external conditions, commodity market fluctuations, changes in governmental laws and regulations, tariffs, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for products can negatively impact our operating results and there can be no assurance that they will not adversely affect our operating results in the future.

We are subject to transportation risks.

We depend on third party providers of transportation and have no control over such third parties. An extended interruption in our ability to harvest and haul our products could have a material adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to strike, natural disasters or otherwise, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.

We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land.  Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate property tax liabilities.

In the fiscal years ended September 30, 2019, 2018 and 2017 we paid approximately $2,755,000, $3,089,000 and $3,106,000 in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $91,312,000, $104,017,000 and $105,496,000 for each of the fiscal years ended September 30, 2019, 2018 and 2017 respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $514,330,000, $537,183,000 and $539,790,000, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of "Green Belt" values or average millage rates could significantly impact our results of operations, cash flows and/or financial position.

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

As of September 30, 2019, we had approximately $163,000,000 in principal amount of indebtedness outstanding under our secured credit facilities and line of credit and an additional $94,500,000 is available under our revolving lines of credit. Our loan agreements, and other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

We may be unable to generate sufficient cash flow to service our debt obligations.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control. These factors include among others:

•	economic and competitive conditions

•	changes in laws and regulations

•	operating difficulties, increased operating costs or pricing pressures we may experience; and

•	delays in implementing any strategic projects

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure investors that we would be able to take any of these actions on terms acceptable to us, or at all, or that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

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

Risks Related to our Common Stock

Our common stock has low trading volume and the distribution of all of the shares of our common stock owned by 734 Investors to its members has the effect of increasing the Company’s public float and such increase may have a material adverse effect on the market price of our common stock.

Although our common stock trades on the Nasdaq Global Select Market, it is thinly traded and our average daily trading volume is low compared to the number of shares of common stock we have outstanding. The low trading volume of our common stock can cause our stock price to fluctuate significantly as well as make it difficult for a stockholder to sell their common shares quickly. As a result of our stock being thinly traded and/or our low stock price, institutional investors might not be interested in owning our common stock.

On November 12, 2019, 734 Investors effected a distribution of all of the shares of our common stock owned by 734 Investors to its members. The distribution of Alico shares of common stock by 734 Investors to its members has the effect of increasing the Company’s public float and such increase may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse effect on our ability to obtain future funding, if needed, as well as create a potential market overhang.

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

In fiscal year 2017, our Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations. In March 2017, our Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continued through March 9, 2019. In May 2017, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continued through May 24, 2019. There can be no assurance that we will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

If we were to conduct a tender offer or engage in a share repurchase program, holders of our securities would be subject to certain risks associated with a decrease in the outstanding number of shares of our common stock.

In September 2018 the Company announced the commencement of the Tender Offer. During the Tender Offer the Company repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. While we have no plans to conduct another tender offer at this time, we may conduct another tender offer or engage in the repurchase of our shares in the future. Shareholders could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, if the Company makes future tender offers or private or open market repurchases of its shares. Although the Company is not currently pursuing a tender offer, there are no assurances that our Board of Directors will not authorize the Company to do so in the future. Engaging in a tender offer or repurchase program in the future could have a negative effect on our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2019, Alico owned 111,401 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	45,151	5,485	6,773	7,166	21,386	—	2,543	574	1,224
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	45,173	5,485	6,773	7,166	21,408	—	2,543	574	1,224

Water Resources and Other Operations	64,782	60,760	—	4,022	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Other	920	920	—	—	—	—	—	—	—
Total	111,401	67,165	6,773	11,188	21,408	526	2,543	574	1,224

Approximately 51,000 acres of the properties listed are encumbered by credit agreements totaling approximately $163,000,000 as of September 30, 2019. For a more detailed description of the credit agreements and collateral please see Note 6. “Long-Term Debt and Lines of Credit” to the Company’s fiscal year 2019 consolidated financial statements.

The Company currently collects mining royalties on approximately 526 acres of land located in Glades County, Florida. These royalties do not represent a significant portion of operating revenues or gross profits.

Item 3. Legal Proceedings

Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet (the “Trafelet Parties”), who was at the time the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The Trafelet Parties sought, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) was valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent were null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

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

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Mr. Trafelet agreed to make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant is receiving an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term. As such, the Company recorded the $800,000 as expense in the quarter ended March 31, 2019.

In addition, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mr. Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement required the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Registrable Securities. On October 10, 2019, Mr. Trafelet executed a waiver whereby he waived the S-3 Registration Rights but maintained all other rights arising under the Registration Rights Agreement and all rights arising under Section 14 of the Alico Settlement Agreement.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Trafelet, who was at the time the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs sought, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734 Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and the November 19, 2018 resolution by written consent to remove 734 Agriculture as managing member of 734 Investors, and to designate Arlon Valencia Holdings, LLC as the new managing member of 734 Investors (the “734 Consent"), and (2) the Purported Consent was invalid under the LLC Agreement.

Also, on November 20, 2018, 734 Agriculture filed a lawsuit contesting the 734 Consent in the Delaware Court, captioned 734 Agriculture v. Arlon Valencia Holdings, LLC, C.A. No. 2018-0844-JTL (the “734 Delaware Litigation”). On November 27, 2018, the Delaware Court entered a stipulated order consolidating the Members’ Delaware Litigation and the 734 Delaware Litigation into a single lawsuit, captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL (the consolidated suit, the “Delaware Litigation”).

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol ALCO.

Holders

On December 2, 2019 our stock transfer records indicated there were 220 holders of record of our common stock. The number of registered holders includes banks and brokers who act as nominee for “street name” or beneficial holders, each of whom may represent more than one stockholder.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

The following table presents cash dividends per share of our common stock declared in fiscal years ended September 30, 2019, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Per Common Share
November 30, 2016	December 30, 2016	January 16, 2017	$0.06
February 23, 2017	March 31, 2017	April 14, 2017	$0.06
May 23, 2017	June 30, 2017	July 15, 2017	$0.06
September 15, 2017	September 29, 2017	October 16, 2017	$0.06
November 6, 2017	December 29, 2017	January 16, 2018	$0.06
March 14, 2018	March 30, 2018	April 13, 2018	$0.06
June 11, 2018	June 29, 2018	July 13, 2018	$0.06
September 4, 2018	September 28, 2018	October 12, 2018	$0.06
December 14, 2018	December 28, 2018	January 11, 2019	$0.06
March 15, 2019	March 29, 2019	April 12, 2019	$0.06
June 14, 2019	June 28, 2019	July 12, 2019	$0.06
September 13, 2019	September 27, 2019	October 11, 2019	$0.06

 Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2014 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
Base Period Sept 14
Sept 15
Sept 16
Sept 17
Sept 18
Sept 19
Alico, Inc.
S&P 500 Index
S&P Agricultural Products Index
Peer Group

		INDEXED RETURNS
	Base Period Sept 14
		Years Ending
Company Name / Index		Sept 15	Sept 16	Sept 17	Sept 18	Sept 19
Alico, Inc.	100	107.08	71.44	91.56	91.33	92.66
S&P 500 Index	100	99.39	114.72	136.07	160.44	167.27
S&P Agricultural Products Index	100	86.00	99.15	101.54	114.41	96.77
Peer Group	100	82.07	99.66	134.39	219.29	174.48

(Includes reinvestment of dividends)

Recent Sale of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

In fiscal year 2017, Alico's Board of Directors authorized the repurchase of up to $7,000,000 of the Company’s common stock in two separate authorizations (the "2017 Authorization"). In March 2017, Alico's Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock beginning March 9, 2017 and continued through March 9, 2019. In May 2017, Alico's Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s common stock beginning May 24, 2017 and continued through May 24, 2019. There can be no assurance that the Company will repurchase shares in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on the Company's share price.

In fiscal year 2016, Alico's Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock beginning February 18, 2016 and continued through February 17, 2017 (the "2016 Authorization"). For the fiscal year ended September 30, 2017, the Company did not purchase any shares in accordance with the 2016 Authorization.

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

There were no purchases of common stock for the 4th quarter in fiscal year 2019 under the 2017 Authorization or otherwise. As a result of the 2017 Authorization expiring on May 24, 2019, there is no availability to repurchase shares of common stock under the 2017 Authorization.

The Company purchased 72,266 shares of common stock in the open market in fiscal year 2018 under the 2017 Authorization at a weighted average price of $30.65 per common share.

On October 3, 2018, the Company completed a tender offer of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. 734 Investors, Alico's largest stockholder from 2013 until November 12, 2019, participated in the tender offer by selling a small percentage of its holdings.

Item 6. Selected Financial Data

The following tables present selected historical consolidated financial information as of and for each of the fiscal years in the five-year period ended September 30, 2019. The Consolidated Financial Statements as of and for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015 include combined financial statement balances with Silver Nip Citrus, as a result of our common control acquisition in February 2015.

The selected historical financial data presented below should be reviewed in conjunction with our Consolidated Financial Statements and the accompanying Notes thereto, included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	September 30,
	2019	2018	2017	2016	2015
Selected Statement of Operations Information:
Operating revenues	$122,251	$81,281	$129,829	$144,196	$153,126
Income (loss) from operations	$45,214	$10,535	$(6,094)	$21,846	$18,964
Net income (loss) attributable to common stockholders	$37,833	$13,050	$(9,451)	$6,993	$13,214
Basic earnings (loss) per common share	$5.06	$1.59	$(1.14)	$0.84	$1.64
Diluted earnings (loss) per common share	$5.05	$1.57	$(1.14)	$0.84	$1.64
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24

Selected Balance Sheet Information:
Cash and cash equivalents and restricted cash	$23,838	$32,260	$3,395	$6,625	$5,474
Property and equipment, net	$345,648	$340,403	$349,337	$379,247	$381,099
Total assets	$417,388	$423,422	$419,182	$455,445	$460,088
Current portion of long-term debt	$5,338	$5,275	$4,550	$4,493	$4,511
Long-term debt, net of current portion	$158,111	$169,074	$181,926	$192,726	$200,970
Total Alico, Inc. stockholders' equity	$194,303	$172,117	$160,641	$173,490	$170,704
Noncontrolling interest	$5,095	$5,478	$4,728	$4,773	$4,807

For the fiscal year ended September 30, 2015, net income includes the gain on sale of assets of approximately $13,590,000 related to the sale of real estate, approximately $8,366,000 of interest expense, approximately $1,051,000 loss on extinguishment of debt related to the refinancing of our debt obligations, approximately $1,145,000 gain on bargain purchase related to acquisition of citrus business and an impairment charge of approximately $541,000 on an asset held for sale.

For the fiscal year ended September 30, 2016, net income includes the gain on sale of assets of approximately $618,000 related to the sale of real estate and approximately $9,893,000 of interest expense.

For the fiscal year ended September 30, 2017, net loss includes inventory casualty loss and net realizable adjustment of approximately $14,688,000 as a result of Hurricane Irma, additional asset impairments of long-lived assets of approximately $9,346,000, and interest expense of approximately $9,141,000. The net loss was partially offset by a gain on sale of assets of approximately $2,181,000.

For the fiscal year ended September 30, 2018, net income includes the gain on sale of assets of approximately $11,041,000 related to the sale of real estate, property and equipment and assets held for sale, and insurance proceeds received in the amount of approximately $9,429,000 relating to damages from Hurricane Irma. Net income also includes a one-time non-cash deferred income tax benefit of approximately $9,847,000, which resulted from the remeasurement of the Company's net deferred tax liabilities due to the 21% corporate tax rate that was enacted December 22, 2017, and the expiration of a capital loss carryforward, which expired at September 30, 2018, of approximately $5,634,000, resulting in an additional income tax expense. Additionally, net income includes approximately $8,561,000 of interest expense and $3,349,000 of impairments relating to net realizable adjustment on inventory and long-lived assets.

For the fiscal year ended September 30, 2019, net income includes a gain on sale of assets of approximately $13,166,000 related to the sale of real estate, property and equipment and assets held for sale. Net income also includes insurance proceeds received of approximately $486,000 in additional property and casualty claims reimbursement relating to Hurricane Irma and federal relief proceeds of approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program relating to Hurricane Irma. Additionally, net income includes approximately $7,180,000 of interest expense and $1,204,000 relating to net realizable adjustment on inventory and impairments of long-lived assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization program; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; market and pricing risks due to concentrated ownership of stock market and pricing risks due to concentrated ownership of stock; the Company's receipt of future funding from the state of Florida in connection with water retention projects; any Federal relief received in the future by the Company in connection with Hurricane Irma; any reduction in the public float resulting from the 2018 tender offer or any subsequent repurchases of common stock by the Company; recent changes in the Equity Plan awards to Employees; continuation of the Company's dividend policy; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock or by way of future transactions; political changes and economic crises; competitive actions by other companies; changes in dividends; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the ability to secure permits for the Water Storage Contract and Project from the South Florida Water Management District; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company with a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 111,000 acres of land in eight Florida counties which includes approximately 90,000 acres of mineral rights. Our principal lines of business are now citrus groves and water storage and other operations, which include environmental services, land leasing and related support operations. Prior to the sale of our breeding herd in January 2018, the Company’s business line also included cattle ranching. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns. Alico opportunistically acquires new agricultural assets and produces high quality agricultural products while exercising responsible environmental stewardship.

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

•
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2019. Our discussion is presented on a consolidated basis and includes discussion on future trends by segment.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of the three fiscal years ended September 30, 2019 and our outstanding debt, commitments and cash resources as of September 30, 2019.

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

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. During the fiscal year ended September 30, 2019, the Company generated operating revenues of approximately $122,251,000, income from operations of approximately $45,214,000, and net income attributable to common stockholders of approximately $37,833,000. Cash provided by operating activities was approximately $48,832,000 during the fiscal year ended September 30, 2019.

Fiscal Year Highlights and Other Developments

Alico 2.0 Modernization Program

On November 16, 2017, we announced the Alico 2.0 Modernization Program (“Alico 2.0”). This program was intended to transform three legacy businesses (Alico, Orange Co., and Silver Nip) into a single efficient enterprise, Alico Citrus, so we would remain one of the leaders in the U.S. citrus industry. This initiative was to explore every aspect of Alico’s citrus and ranch operations, including corporate and operational cost structures, grove costs, purchasing and procurement, non-performing and under-performing assets, professional fees, and human resources efficiency.
Under this program, Alico expected to reduce its operating costs. Alico has executed on the efficiencies identified and has improved margins through better purchasing, more precise application of selected fertilizers and chemicals, outsourcing work such as harvesting, hauling, and certain caretaking tasks, and by streamlining grove management. We have also deployed a more efficient labor model that is consistent and uniform for field staffing and grove operations and is aligned with the geographical footprint of the citrus groves. This effort has helped to transition us to a high-quality, low-cost producer of citrus which we anticipate will continue for future years to come.

In combination with these efforts, the Company worked to maintain operational efficiencies and deploy its resources to solidify the Company's position as a leader in the recovering citrus industry.

Under Alico 2.0, we also decided to divest assets that generated low rates of return and shut down parts of our operations that were not profitable. Alico Citrus has generated cash of $57,800,000, under Alico 2.0 through September 30, 2019. This has been facilitated through (i) the shut down and sale of its nursery in Gainesville, Florida, (ii) the sale of certain underperforming groves, (ii) the sale of its breeding herd, (iv) the sale of certain parcels of land on its Ranch, (v) the sale of certain trailers related to our logistics division, and (vi) the sale of certain real estate assets that were not strategic to our business plan.
In January 2018, the Company sold its breeding herd and leased grazing rights on the Ranch to a third party operator. However, the Company continues to own the property and continues to conduct its long-term dispersed water program and wildlife management programs.

Alico 2.0 also included an enhanced program to plant more citrus trees. The Company planted over 400,000 trees in both fiscal year 2019 and 2018 to help position the Company for future production growth.

Tender Offer

On September 5, 2018, the Board of Directors approved and Alico announced the commencement of an issuer offer (the “Tender Offer”) to purchase up to $19,999,990 in value of shares of its common stock at a purchase price of $34.00 per share. On October 3, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 5, 2018, including the ability to increase the aggregate value of shares purchased, Alico repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. Included in the 752,234 shares were 163,999 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. 734 Investors, LLC, Alico’s largest stockholder from 2013 until November 12, 2019, participated in the Tender Offer by selling a small percentage of its holdings of the Company’s common stock. Members of neither the management team nor the Board of Directors sold any shares directly in the Tender Offer.

Termination Proceedings against Mr. Remy W. Trafelet

On November 19, 2018, Alico, with unanimous approval of the members of the Board of Directors, other than Remy W. Trafelet, notified Mr. Trafelet, who was at the time the Company's President and Chief Executive Officer and a member of the Board of Directors, that it intended to consider terminating his employment for “cause” pursuant to the terms of his employment agreement with the Company and option agreements entered into under the Company's Stock Incentive Plan of 2015 (collectively, the “Compensation Documents”). On November 28, 2018, the parties in the Florida Litigation (as defined below) stipulated to an order which provided, among other things, that pending the resolution of the Delaware Litigation (as defined below), the Board of Directors would not take any action out of the routine day-to-day operations conducted in the ordinary course of business, including removing any corporate officers or directors from positions held as of November 27, 2018.

As described in “Note 16. Commitments and Contingencies” to the condensed consolidated financial statements in Part II Item 8, of this Annual Report on Form 10-K, on February 11, 2019, the parties to the Florida Litigation entered into the Alico Settlement Agreement wherein the parties agreed to promptly dismiss all claims in the Florida Litigation, including those related to the termination proceedings against Mr. Trafelet, and Mr. Trafelet agreed to voluntarily resign as President and Chief Executive Officer and a member of the Company’s Board of Directors, effective upon the execution of the Alico Settlement Agreement.

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into the Consulting Agreement with Mr. Trafelet and 3584, Inc. (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet agreed to make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant is receiving an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

In addition, as contemplated by the Alico Settlement Agreement, the Company entered into the Registration Rights Agreement with Mr. Trafelet, relating to the Registrable Securities. The Registration Rights Agreement required the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Registrable Securities. On October 10, 2019, Mr. Trafelet executed a waiver whereby he waived the S-3 Registration Rights but maintained all other rights arising under the Registration Rights Agreement and all rights arising under Section 14 of the Alico Settlement Agreement.

Management and Board Changes

On April 11, 2019, the Board of Directors announced the appointment of Mr. John E. Kiernan as President and Chief Executive Officer and Mr. Richard Rallo as Chief Financial Officer, both effective July 1, 2019. Additionally, Mr. Benjamin D. Fishman, the Company’s current Interim President, agreed to resign from this position effective July 1, 2019. In addition, on April 11, 2019, Mr. Henry A. Slack, the current Executive Chairman of the Board, informed the Board that he agreed to step down as Executive Chairman of the Board, effective July 1, 2019. Mr. Slack’s decision to step down as Executive Chairman of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Slack will remain a member of the Board of Directors. The Board appointed Mr. Benjamin D. Fishman, the Company’s current Interim President, to the role of non-employee Executive Chairman of the Board, effective July 1, 2019.

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

Federal Relief Program

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fourth quarter of 2019 and for the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represents the Part 1 and a portion of the Part 2 reimbursement under a three-part program. Subsequent to fiscal year end 2019, the Company received additional proceeds of approximately $4,136,000 under the Florida CRBG program. This represents another portion of the Part 2 reimbursement under a three-part program. The timing and amount to be received under the remaining portion of Part 2 and Part 3 of the program, if any, has not been finalized.

Distribution of Shares by 734 Investors

On November 14, 2019, 734 Investors filed a Form 4 and an amendment to Schedule 13D with the SEC disclosing that on November 12, 2019, it distributed all of its shares of Company common stock previously held by it, consisting of 3,173,405 shares, on a pro rata basis, to its members. Prior to such distribution, 734 Investors was the Company’s largest shareholder.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated Statements of Operations for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2018	2017	$	%
Operating revenues:
Alico Citrus	$119,031	$78,121	$40,910	52.4%	$78,121	$123,441	$(45,320)	(36.7)%
Water Resources and Other Operations	3,220	3,160	60	1.9%	3,160	6,388	(3,228)	(50.5)%
Total operating revenues	122,251	81,281	40,970	50.4%	81,281	129,829	(48,548)	(37.4)%

Gross profit (loss):
Alico Citrus	59,437	26,412	33,025	125.0%	26,412	11,494	14,918	129.8%
Water Resources and Other Operations	923	(819)	1,742	(212.7)%	(819)	(2,564)	1,745	(68.1)%
Total gross profit	60,360	25,593	34,767	135.8%	25,593	8,930	16,663	186.6%

General and administrative expenses	15,146	15,058	88	0.6%	15,058	15,024	34	NM
Income (loss) from operations	45,214	10,535	34,679	329.2%	10,535	(6,094)	16,629	(272.9)%
Total other income (expense)	5,019	2,655	2,364	89.0%	2,655	(7,248)	9,903	(136.6)%
Income (loss) before income taxes	50,233	13,190	37,043	280.8%	13,190	(13,342)	26,532	(198.9)%
Income tax provision (benefit)	12,783	390	12,393	NM	390	(3,846)	4,236	(110.1)%
Net income (loss)	37,450	12,800	24,650	192.6%	12,800	(9,496)	22,296	(234.8)%
Net loss attributable to noncontrolling interests	383	250	133	53.2%	250	45	205	455.6%
Net income (loss) attributable to Alico, Inc. common stockholders	$37,833	$13,050	$24,783	189.9%	$13,050	$(9,451)	$22,501	(238.1)%
NM - Not meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2019, 2018 and 2017:

	Fiscal Year Ended
	September 30,
	2019	2018	2017
Operating revenues:
Alico Citrus	97.4%	96.1%	95.1%
Water Resources and Other Operations	2.6%	3.9%	4.9%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:
Alico Citrus
The table below presents key operating measures for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands, except per box and per pound solids data)

	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2019	2018	Unit	%	2018	2017	Unit	%
Operating Revenues:
Early and Mid-Season	$39,574	$24,309	$15,265	62.8%	$24,309	$45,999	$(21,690)	(47.2)%
Valencias	73,480	48,865	24,615	50.4%	48,865	67,146	(18,281)	(27.2)%
Fresh Fruit	3,629	2,054	1,575	76.7%	2,054	5,735	(3,681)	(64.2)%
Purchase and Resale of Fruit	943	809	134	16.6%	809	2,331	(1,522)	(65.3)%
Other	1,405	2,084	(679)	(32.6)%	2,084	2,230	(146)	(6.5)%
Total	$119,031	$78,121	$40,910	52.4%	$78,121	$123,441	$(45,320)	(36.7)%
Boxes Harvested:
Early and Mid-Season	3,114	1,811	1,303	71.9%	1,811	3,215	(1,404)	(43.7)%
Valencias	4,790	2,891	1,899	65.7%	2,891	4,044	(1,153)	(28.5)%
Total Processed	7,904	4,702	3,202	68.1%	4,702	7,259	(2,557)	(35.2)%
Fresh Fruit	210	125	85	68.0%	125	328	(203)	(61.9)%
Total	8,114	4,827	3,287	68.1%	4,827	7,587	(2,760)	(36.4)%
Pound Solids Produced:
Early and Mid-Season	16,873	9,194	7,679	83.5%	9,194	17,950	(8,756)	(48.8)%
Valencias	29,854	17,319	12,535	72.4%	17,319	24,661	(7,342)	(29.8)%
Total	46,727	26,513	20,214	76.2%	26,513	42,611	(16,098)	(37.8)%
Pound Solids per Box:
Early and Mid-Season	5.42	5.07	0.35	6.9%	5.07	5.58	(0.51)	(9.1)%
Valencias	6.23	5.99	0.24	4.0%	5.99	6.10	(0.11)	(1.8)%
Price per Pound Solids:
Early and Mid-Season	$2.35	$2.64	$(0.29)	(11.0)%	$2.64	$2.56	$0.08	3.1%
Valencias	$2.46	$2.82	$(0.36)	(12.8)%	$2.82	$2.72	$0.10	3.7%
Price per Box:
Fresh Fruit	$17.28	$16.43	$0.85	5.2%	$16.43	$17.48	$(1.05)	(6.0)%
Operating Expenses:
Cost of Sales	$52,037	$46,477	$5,560	12.0%	$46,477	$84,909	$(38,432)	(45.3)%
Harvesting and Hauling	22,208	12,921	9,287	71.9%	12,921	21,520	(8,599)	(40.0)%
Purchase and Resale of Fruit	659	562	97	17.3%	562	2,134	(1,572)	(73.7)%
Other	(15,310)	(8,251)	(7,059)	85.6%	(8,251)	3,384	(11,635)	(343.8)%
Total	$59,594	$51,709	$7,885	15.2%	$51,709	$111,947	$(60,238)	(53.8)%

Gross Profit	$59,437	$26,412	$33,025		$26,412	$11,494	$14,918

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and harvest season. Historically, the second and third quarters of Alico's fiscal year produce the majority of the annual revenues and working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with the growing cycles.

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
The increase in revenues for the fiscal year ended September 30, 2019, compared to the fiscal year ended September 30, 2018, was primarily related to the negative impact of Hurricane Irma on the prior fiscal year harvest. As a result of Hurricane Irma, which occurred in September 2017, the Company experienced a greater amount of fruit drop and consequently harvested approximately 3,202,000 fewer boxes in fiscal year 2018, as compared to the fiscal year 2019. The Company also saw an overall increase in pound solids per box in the fiscal year 2019, which was 5.91 as compared to 5.64 for the fiscal year 2018. In addition, the increase in revenue, to a smaller extent, was due to a greater number of boxes of fresh fruit being sold for the fiscal year 2019.

The decrease in revenues for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, was primarily due to the impact of Hurricane Irma. The Company experienced a greater amount of fruit drop from the impact of Hurricane Irma and consequently harvested approximately 2,557,000 fewer processed boxes in fiscal year 2018, as compared to the same period in fiscal year 2017. The Company also saw an overall decrease in pound solids per box which went from 5.87 in the fiscal year ended September 30, 2017 to 5.64 in the fiscal year ended September 30, 2018. The Company did experience a smaller fruit drop with respect to its Valencia fruit which is harvested later in the year as compared to the Early and Mid-Season variety and as such realized a smaller overall reduction in boxes produced. In addition, the decrease in revenue, to a smaller extent, was due to fewer boxes of fresh fruit being sold for the fiscal year ended September 30, 2018. The decrease in revenues from purchase and resale of fruit and other revenues reflects the Company’s decision to reduce third party fruit purchases and third party caretaking services.

Total processed boxes harvested in fiscal year 2019 increased by approximately 68.1%, as compared to fiscal year 2018. Pound solids per box increased by approximately 6.9% and approximately 4.0% for the Early and Mid-Season and Valencia oranges, respectively. The combination of these items resulted in approximately 20,214,000 of additional pound solids sold in fiscal year 2019, as compared to fiscal year 2018.

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

The USDA, in its November 8, 2019 Citrus Crop Forecast for the 2019-20 harvest season, indicated its expectation that the Florida orange crop will increase from approximately 71,600,000 boxes for the 2018-19 crop year to approximately 74,000,000 boxes for the 2019-20 crop year, an increase of approximately 3.4%. While the production is estimated to be slightly higher than in the prior year, the Company anticipates there will be a continued reduction in the market prices in the 2019-20 harvest season as a result of excess supply from domestic and international growers.

The Company originally estimated its fiscal year 2019 processed boxes would increase by approximately 31%-37% compared to processed boxes for fiscal year 2018. Based on the harvesting of fruit, the Company increased processed box production for fiscal year 2019 by approximately 68% compared to processed boxes for fiscal year 2018. The improvement is the result of both the Early & Mid-season and Valencia variety fruit experiencing less fruit drop then was anticipated upon making the estimate in production.

The increase in gross profit for fiscal year 2019, as compared to fiscal year 2018, was primarily a result of (i) increased citrus revenue and (ii) proceeds received under CRBG program relating to Hurricane Irma, which was recorded as a reduction of operating costs. The increase in operating expenses was due to the increased harvesting and hauling costs, which is the direct result of increased citrus processed box production and (ii) the Company allocating a greater amount of its accumulated costs to its cost of goods sold. Partially offsetting this increase in operating expenses was the Company received a greater amount of funds through the CRBG and insurance claim reimbursement relating to Hurricane Irma in fiscal year 2019, as compared to the same period in fiscal year 2018.

The increase in gross profit for fiscal year 2018, as compared to fiscal year 2017, was primarily driven by a decrease in operating expenses, which was partially offset by a reduction in revenues. The decrease in operating costs is due to (i) the Company allocating a smaller amount of accumulated costs to cost of goods sold, (ii) less harvesting and hauling costs incurred due to fewer boxes being harvested, and (iii) the Company receiving approximately $9,429,000 of insurance proceeds. Partially offsetting this decrease in operating expenses, along with the reduction in revenue, was impairment charges of approximately $3,349,000 relating to net realizable adjustment on inventory and long-lived assets. The decrease in revenue is primarily a result of the impact of Hurricane Irma.

Water Resources and Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2018	2017	$	%
Revenue From:
Land and other leasing	$2,787	$2,595	$192	7.4%	$2,595	$2,294	$301	13.1%
Sale of calves and culls	—	57	(57)	(100.0)%	57	3,732	(3,675)	(98.5)%
Other	433	508	(75)	(14.8)%	508	362	146	40.3%
Total	$3,220	$3,160	$60	1.9%	$3,160	$6,388	$(3,228)	(50.5)%
Operating Expenses:
Land and other leasing	$1,047	$1,072	$(25)	(2.3)%	$1,072	$466	$606	130.0%
Cost of calves sold	—	1,075	(1,075)	(100.0)%	1,075	3,527	(2,452)	(69.5)%
Water conservation	1,206	1,619	(413)	(25.5)%	1,619	1,794	(175)	(9.8)%
Other	44	213	(169)	(79.3)%	213	3,165	(2,952)	(93.3)%
Total	$2,297	$3,979	$(1,682)	(42.3)%	$3,979	$8,952	$(4,973)	(55.6)%

Gross Profit (loss)	$923	$(819)	$1,742		$(819)	$(2,564)	$1,745
NM - Not meaningful

Land and other leasing includes lease income from a lease for grazing rights, hunting leases, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, and farm lease revenue.

The slight increase in revenues from Water Resources and Other Operations for the fiscal year ended September 30, 2019 is primarily due to the Company recording a full year of grazing lease revenue in fiscal year 2019, while only recording nine months of revenue as the lease for these grazing rights was executed on January 8, 2018, at the time of the sale of the cattle herd. Partially offsetting this increase was a decrease in farm lease revenue as a result of a lease not being renewed in fiscal year 2019. The Company continues to own the property and conduct its dispersed long-term water program and wildlife management programs.

The decrease in revenues from Water Resources and Other Operations for the fiscal year 2018, as compared to fiscal year 2017, was primarily due to selling of Alico's cattle herd in January 2018. All inventory costs that were accumulated at the date of sale were expensed. As part of this transaction, the Company entered into a long-term leasing arrangement with the purchaser for the grazing rights on the Ranch that provides an annual revenue stream of approximately $1,200,000. As a result of these changes, Alico renamed this division to Water Resources and Other Operations to reflect its focus on water storage and nutrient reduction. Alico believes that its dispersed water storage project is the largest and most cost-effective project of its kind in the United States, and believes, once permits from state and federal agencies have been approved, the project will store and prevent large volumes of water from entering the Caloosahatchee River, will remove substantial amounts of nitrogen from the watershed, and will help to rehydrate natural systems that eventually flow south into the Everglades.

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

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. On September 19, 2018, the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a regional dispersed water storage project in the Caloosahatchee Watershed that has the opportunity to significantly reduce excessive Lake Okeechobee releases and storm water runoff to the Caloosahatchee Estuary, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. The project has made substantial progress toward receiving federal authorization from the US Army Corps of Engineers which includes consultation with US Fish & Wildlife Service and the Tribes of Florida. The approved Florida budget for the state’s 2019/2020 fiscal year included funding for the Program. Operating expenses were approximately $1,206,000, $1,619,000 and $1,794,000 for each of the three fiscal years ended September 30, 2019, 2018 and 2017, respectively.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2019 was approximately $15,146,000, compared to approximately $15,058,000 for the fiscal year ended September 30, 2018.

The slight increase in general and administrative expenses for the fiscal year ended September 30, 2019, as compared to the fiscal year ended September 30, 2018, was primarily due to an increase in professional fees, relating to a corporate litigation matter, of approximately $2,300,000 during the fiscal year ended September 30, 2019. This litigation has been resolved with a settlement being reached on February 11, 2019. The Company does not anticipate further professional fees relating to this litigation. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the fiscal year ended September 30, 2019. The Company also recorded a one-time pension expense related to its deferred retirement benefit plan of approximately $965,000 in fiscal year 2019. Partially offsetting these increases were decreases in expenses relating to (i) a reduction in stock compensation expense of $823,000 as a result of a former senior executive forfeiting his stock options as part of the settled litigation, (ii) a reduction in rent expense of approximately $450,000 as a result of the Company not renewing its lease for office space in New York City, (iii) an acceleration of stock compensation expense in fiscal year 2018 of approximately $782,000 as a result of two senior executives forfeiting a portion of their stock options, and (iv) a reduction in payroll costs of approximately $1,261,000. The reduction in payroll costs was primarily from (i) a reduction in separation expenses of approximately $388,000; (ii) a reduction in accrual for paid-time-off of approximately $100,000; and (iii) a reduction in executive compensation expense of approximately $725,000 relating to the resignation of a former senior executive.

The slight increase in general and administrative expenses in fiscal year 2018, as compared to the same period in fiscal year 2017, primarily relates to increases in (i) bonus awards provided to senior executives and managers, (ii) an acceleration of stock compensation expense as a result of two senior executives forfeiting a portion of their stock options, (iii) costs related to the Tender Offer which commenced in September 2018 and (iv) an increase in rent, which commenced October 30, 2017, as a result of the Company selling its office building in Fort Myers, FL, and leasing back a portion of the space. These items resulted in an aggregate increase in general and administrative expenses of approximately $2,700,000. These increases were offset by decreases primarily attributable to salary and stock compensation expenses incurred with respect to employment agreements executed for new executives in the fiscal year 2017 which did not occur in the fiscal year 2018, a reduction of expenses incurred relating to separation and consulting arrangements, as well as a reduction in bad debt expense and recruiting fees.

Other (Expense) Income

Other income for the fiscal years ended September 30, 2019 and 2018 was approximately $5,019,000 and approximately $2,665,000, respectively. The increase in other income was primarily due to the Company recording a higher gain on sale of real estate, property and equipment and assets held for sale in fiscal year 2019, as compared to fiscal year 2018. In fiscal year 2019, the Company recorded a gain of approximately $13,166,000, which was generated primarily for the sale of land on its West Ranch in September 2019. For the fiscal year ended September 30, 2018, the Company recorded a gain of $11,041,000 on the sale of real estate, property and equipment and assets held for sale, which included its corporate office building in Fort Myers, Florida, its Gal Hog property and a land parcel within its East Ranch resulting in gains of approximately $1,751,000, $6,709,000 and $1,759,000, respectively. Additionally, the Company incurred less interest expense of approximately $1,400,000 in fiscal year 2019, as compared to fiscal year 2018, primarily due to the Company recording imputed interest expense during the fiscal year ended September 30, 2018 relating to its Sugarcane transaction, which was terminated in fiscal year 2019.

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

Income Taxes

For the fiscal years ended September 30, 2019, 2018 and 2017, the provision (benefit) for income taxes was approximately $12,783,000, $390,000 and $(3,846,000), respectively, and the related effective income tax rates were approximately 25.45%, 2.96% and 28.83%, respectively. The change in the tax provision for the fiscal year ended September 30, 2019 is the result of the Company generating greater net income during the current fiscal year as compared to the prior fiscal year. Additionally, a one-time non-cash deferred income tax benefit of approximately $9,847,000 was recorded in fiscal year 2018 which resulted from the remeasurement of the Company's net deferred tax liabilities due to the 21% corporate tax rate that was enacted December 22, 2017, and the expiration of its capital loss carryforward, which expired at September 30, 2018, of approximately $5,634,000 was recorded in fiscal year 2018, resulting in an additional income tax expense.

The change in the provision for income taxes for the fiscal year ended September 30, 2018, as compared to fiscal year 2017, primarily resulted from (i) the Company generating net income, (ii) a one-time non-cash deferred income tax benefit of approximately $9,847,000 resulting from the remeasurement of the Company's net deferred tax liabilities due to the 21% corporate tax rate that was enacted December 22, 2017, and (iii) the expiration of its capital loss carryforward, which expired at September 30, 2018, of approximately $5,634,000, resulting in an additional income tax expense.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2019	2018	Change
Cash and cash equivalents and restricted cash	$23,838	$32,260	$(8,422)
Total current assets	$61,977	$71,061	$(9,084)
Total current liabilities	$28,951	$21,476	$7,475
Working capital	$33,026	$49,585	$(16,559)
Total assets	$417,388	$423,422	$(6,034)
Principal amount of term loans and lines of credit	$163,449	$177,034	$(13,585)
Current ratio	2.14 to 1	3.31 to 1

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

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $69,540,000 is available for general use as of September 30, 2019, and a $25,000,000 revolving line of credit, all of which is available for general use as of September 30, 2019 (see Note 6. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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

Cash Management Impacts

Cash and cash equivalents and restricted cash decreased from approximately $32,260,000 as of September 30, 2018 to approximately $23,838,000 as of September 30, 2019. Cash and cash equivalents and restricted cash increased by approximately $28,865,000 as of September 30, 2018, as compared to September 30, 2017. The components of these changes are discussed below.

Consolidated Statements of Cash Flows

The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Net cash provided by operating activities	$48,832	$18,578	$27,481
Net cash (used in) provided by investing activities	(4,960)	22,924	(9,337)
Net cash used in financing activities	(52,294)	(12,637)	(21,374)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(8,422)	$28,865	$(3,230)

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2019	2018	Change	2018	2017	Change
Net income (loss)	$37,450	$12,800	$24,650	$12,800	$(9,496)	$22,296
Deferred gain on sale of sugarcane land	—	(967)	967	(967)	(538)	(429)
Depreciation, depletion and amortization	13,924	13,756	168	13,756	15,226	(1,470)
Loss on breeding herd sales	—	13	(13)	13	337	(324)
Deferred income tax expense (benefit)	3,267	(1,955)	5,222	(1,955)	(3,948)	1,993
Cash surrender value	11	(27)	38	(27)	(15)	(12)
Deferred retirement benefits	829	(41)	870	(41)	(102)	61
Magnolia Fund undistributed loss (earnings)	—	(8)	8	(8)	202	(210)
Gain on sale of real estate, property and equipment and assets held for sale	(13,166)	(10,281)	(2,885)	(10,281)	(1,373)	(8,908)
Inventory net realizable value adjustment	808	1,115	(307)	1,115	1,199	(84)
Inventory casualty loss	—	—	—	—	13,489	(13,489)
Loss on disposal of property and equipment	—	207	(207)	207	—	207
Change in fair value of derivatives	989	—	989	—	—	—
Impairment of long-lived assets	396	2,234	(1,838)	2,234	9,346	(7,112)
Non-cash interest expense on deferred gain on sugarcane land	—	1,361	(1,361)	1,361	1,413	(52)
Insurance proceeds received for damage to property and equipment	(486)	(477)	(9)	(477)	—	(477)
Bad debt expense	—	24	(24)	24	312	(288)
Stock-based compensation expense	824	2,613	(1,789)	2,613	1,653	960
Change in working capital	3,986	(1,789)	5,775	(1,789)	(224)	(1,565)
Net cash provided by operating activities	$48,832	$18,578	$30,254	$18,578	$27,481	$(8,903)

The increase in net cash provided by operating activities for the fiscal year ended September 30, 2019, as compared to the same period in fiscal year 2018, was primarily due to (i) an increase in net income which was primarily driven by increased citrus sales and the receipt of federal disaster relief funds relating to Hurricane Irma, and (ii) an increase in working capital, which is due to a decrease in accounts receivable and an increase in income taxes payable.

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

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2019	2018	Change	2018	2017	Change
Purchases of property and equipment	(20,000)	(16,352)	(3,648)	(16,352)	(13,353)	(2,999)
Return on investment in Magnolia Fund	—	25	(25)	25	324	(299)
Net proceeds from sale of property and equipment and assets held for sale	14,602	37,969	(23,367)	37,969	760	37,209
Net proceeds from sale of real estate	—	1,811	(1,811)	1,811	2,184	(373)
Insurance proceeds received for damage to property and equipment	486	477	9	477	—	477
Change in deposits on purchase of citrus trees	(108)	(431)	323	(431)	748	(1,179)
Advances on notes receivables, net	60	(575)	635	(575)	—	(575)
Net cash (used in) provided by investing activities	$(4,960)	$22,924	$(27,884)	$22,924	$(9,337)	$32,261

The change from net cash provided by investing activities for the fiscal year ended September 30, 2018 to net cash used in investing activities for the fiscal year ended September 30, 2019 was primarily due to a decrease in proceeds received on the sale of certain assets sold during fiscal year 2019, as compared to fiscal year 2018. This is due to the Company divesting of several more assets in fiscal year 2018, as compared to fiscal year 2019 (see Note 4. “Assets Held for Sale” and Note 5. “Property & Equipment, Net” to the accompanying Consolidated Financial Statements). In addition, the shift, to a smaller extent, was due to an increase in capital expenditures which was driven by the purchase of certain land blocks within its existing grove location.

The increase in net cash provided by (used in) investing activities for the fiscal year ended September 30, 2018, as compared to the fiscal year ended September 30, 2017, was primarily due to proceeds received from the sale of certain assets during the fiscal year 2018. This increase was partially offset by greater capital expenditures in the fiscal year 2018, as compared to the same period in the prior fiscal year, as a result of the Company’s decision to plant more trees.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2019	2018	Change	2018	2017	Change
Repayments on revolving lines of credit	$(89,231)	$(25,600)	$(63,631)	$(25,600)	$(70,770)	$45,170
Borrowings on revolving lines of credit	86,546	28,285	58,261	28,285	65,770	(37,485)
Principal payments on term loans	(10,900)	(12,127)	1,227	(12,127)	(10,743)	(1,384)
Treasury stock purchases	(25,576)	(2,215)	(23,361)	(2,215)	(3,064)	849
Payment on termination of sugarcane agreement	(11,300)	—	(11,300)	—	—	—
Dividends paid	(1,833)	(1,972)	139	(1,972)	(1,987)	15
Capital contribution received from noncontrolling interest	—	1,000	(1,000)	1,000	—	1,000
Capital lease obligation payments	—	(8)	8	(8)	(580)	572
Net cash used in financing activities	$(52,294)	$(12,637)	$(39,657)	$(12,637)	$(21,374)	$8,737

The increase in net cash used in financing activities for the fiscal year ended September 30, 2019, as compared to the fiscal year ended September 30, 2018, was primarily due to the Company purchasing 752,234 common shares through a tender offer, for an aggregate amount of approximately $25,576,000, terminating its 2014 Post-Closing Agreement relating to sugarcane transaction pursuant to which the Company paid approximately $11,300,000, and paying down, net of borrowings, of its revolving line of credit by approximately $2,265,000.

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

Alico had no amount outstanding on its revolving lines of credit as of September 30, 2019.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of September 30, 2019, there was approximately $460,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.

Off Balance Sheet Arrangements

None

Contractual Obligations

Alico has various contractual obligations which are fixed and determinable. The following table presents the Company's significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2019 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)
	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt	$163,449	$5,338	$25,745	$21,510	$110,856
Interest on Long-Term Debt	48,117	6,764	12,120	10,188	19,045
Retirement Benefits	5,876	5,876	—	—	—
Consulting/Non-Compete Agreement	546	400	146	—	—
Operating Leases	550	191	344	15	—
Tree Purchase Commitments	1,603	1,603	—	—	—
Total	$220,141	$20,172	$38,355	$31,713	$129,901
Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2019, the Company had approximately $1,603,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Impact of Inflation and Changing Prices

Our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

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

Revenue Recognition

The Company recognizes revenue at the amount it expects to be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and the Company has a right to payment. The Company recognized revenues from cattle sales at the time the cattle were delivered. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the fiscal year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues can be significant and can be either positive or negative. During the periods presented in this Annual Report on Form 10-K, no material adjustments were made to the reported revenues from our crops.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal years ended September 30, 2019, 2018 and 2017, the Company recorded valuation allowances of $0, $5,634,000 and $0, respectively, relating to the unutilized capital loss carryforwards which expired. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2019 and 2018, long-lived assets were comprised of property and equipment.

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

Subsequent Events

On November 14, 2019, 734 Investors filed a Form 4 and an amendment to Schedule 13D with the SEC disclosing that on November 12, 2019, it distributed all of its shares of Company common stock previously held by it, consisting of 3,173,405 shares, on a pro rata basis, to its members. Prior to such distribution, 734 Investors was the Company’s largest shareholder.

On December 5, 2019, the Board of Directors of the Company declared a first quarter of fiscal year 2020 cash dividend of $0.09 per share on its outstanding common stock to be paid to shareholders of record as of December 27, 2019, with payment expected on January 10, 2020.

Compensatory Arrangements of Certain Officers.

On December 2, 2019, the Company entered into a new employment agreement (the “Rallo Employment Agreement”) with Richard Rallo. Mr. Rallo serves as Chief Financial Officer of the Company. The Rallo Employment Agreement provides for an annual base salary of $275,000. Mr. Rallo is eligible for an annual incentive compensation award with an annual target opportunity in an amount equal to 40% of his annual base salary.

The Rallo Employment Agreement also provides that, if Mr. Rallo’s employment is terminated by the Company without “cause” or Mr. Rallo resigns with “good reason” (as each such term is defined in the Rallo Employment Agreement), then, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Rallo will be entitled to (i) cash severance in an amount equal to 12 months of the annual base salary, (ii) the Accrued Obligations (as defined in the Rallo Employment Agreement) in a cash lump sum within 30 days after the date of termination, (iii) any rights or payments that are vested benefits or that Mr. Rallo is otherwise entitled to receive at or subsequent to the date of termination under any employee benefit plan or any other contract or agreement with the Company, and (iv) any Annual Bonus (as defined in the Rallo Employment Agreement) that has been earned but not paid as of the date of termination.

The Rallo Employment Agreement includes various restrictive covenants in favor of the Company, including a confidentiality covenant, a non-disparagement covenant, and 12-month post-termination noncompetition and customer and employee non-solicitation covenants.

In addition to his position as Chief Financial Officer, Mr. Rallo retains his position as the Company’s Principal Accounting Officer.

The foregoing description of the Rallo Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Rallo Employment agreement, which is attached hereto as Exhibit 10.37 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2019. The Company held various financial instruments as of September 30, 2019 and 2018, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

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

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $3,475,000 for the fiscal year ended September 30, 2019.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alico, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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
Orlando, Florida
December 5, 2019

ALICO, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$18,630	$25,260
Accounts receivable, net	713	2,544
Inventories	40,143	41,033
Assets held for sale	1,442	1,391
Prepaid expenses and other current assets	1,049	833
Total current assets	61,977	71,061

Restricted cash	5,208	7,000
Property and equipment, net	345,648	340,403
Goodwill	2,246	2,246
Other non-current assets	2,309	2,712
Total assets	$417,388	$423,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,163	$3,764
Accrued liabilities	7,769	8,881
Long-term debt, current portion	5,338	5,275
Deferred retirement obligations, current portion	5,226	345
Income taxes payable	5,536	2,320
Other current liabilities	919	891
Total current liabilities	28,951	21,476

Long-term debt:
Principal amount, net of current portion	158,111	169,074
Less: deferred financing costs, net	(1,369)	(1,563)
Long-term debt less current portion and deferred financing costs, net	156,742	167,511
Lines of credit	—	2,685
Deferred income tax liabilities, net	32,125	25,153
Deferred gain on sale	—	24,928
Deferred retirement obligations	—	4,052
Other liabilities	172	22
Total liabilities	217,990	245,827
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,476,513 and 8,199,957 shares outstanding at September 30, 2019 and September 30, 2018, respectively	8,416	8,416
Additional paid in capital	19,781	20,126
Treasury stock, at cost, 939,632 and 216,188 shares held at September 30, 2019 and September 30, 2018, respectively	(31,943)	(7,536)
Retained earnings	198,049	151,111
Total Alico stockholders' equity	194,303	172,117
Noncontrolling interest	5,095	5,478
Total stockholders' equity	199,398	177,595
Total liabilities and stockholders' equity	$417,388	$423,422

See accompanying notes to the consolidated financial statements.

ALICO, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2019	2018	2017
Operating revenues:
Alico Citrus	$119,031	$78,121	$123,441
Water Resources and Other Operations	3,220	3,160	6,388
Total operating revenues	122,251	81,281	129,829
Operating expenses:
Alico Citrus	59,594	51,709	111,947
Water Resources and Other Operations	2,297	3,979	8,952
Total operating expenses	61,891	55,688	120,899
Gross profit	60,360	25,593	8,930
General and administrative expenses	15,146	15,058	15,024
Income (loss) from operations	45,214	10,535	(6,094)
Other income (expense):
Investment and interest income (loss), net	49	39	(148)
Interest expense	(7,180)	(8,561)	(9,141)
Gain on sale of real estate, property and equipment and assets held for sale	13,166	11,041	2,181
Change in fair value of derivatives	(989)	—	—
Other (loss) income, net	(27)	136	(140)
Total other income (expense)	5,019	2,655	(7,248)
Income (loss) before income taxes	50,233	13,190	(13,342)
Income tax provision (benefit)	12,783	390	(3,846)
Net income (loss)	37,450	12,800	(9,496)
Net loss attributable to noncontrolling interests	383	250	45
Net income (loss) attributable to Alico, Inc. common stockholders	$37,833	$13,050	$(9,451)
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$5.06	$1.59	$(1.14)
Diluted	$5.05	$1.57	$(1.14)
Weighted-average number of common shares outstanding:
Basic	7,472	8,232	8,300
Diluted	7,493	8,301	8,300

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In	Treasury	Retained	Total Alico, Inc.	Non-controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2016	8,416	$8,416	$18,155	$(4,585)	$151,504	$173,490	$4,773	$178,263
Net loss	—	—	—	—	(9,451)	(9,451)	(45)	(9,496)
Dividends	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Treasury stock purchases	—	—	—	(3,064)	—	(3,064)	—	(3,064)
Stock-based compensation:
Directors	—	—	(374)	1,147	—	773	—	773
Executives	—	—	880	—	—	880	—	880
Other	—	—	33	—	(33)	—	—	—
Balance at September 30, 2017	8,416	8,416	18,694	(6,502)	140,033	160,641	4,728	165,369
Net income (loss)	—	—	—	—	13,050	13,050	(250)	12,800
Dividends	—	—	—	—	(1,972)	(1,972)	—	(1,972)
Treasury stock purchases	—	—	—	(2,215)	—	(2,215)	—	(2,215)
Capital contribution received from noncontrolling interest funding	—	—	—	—	—	—	1,000	1,000
Stock-based compensation:
Directors	—	—	(322)	1,181	—	859	—	859
Executives	—	—	1,754	—	—	1,754	—	1,754
Balance at September 30, 2018	8,416	8,416	20,126	(7,536)	151,111	172,117	5,478	177,595
Net income (loss)	—	—	—	—	37,833	37,833	(383)	37,450
Dividends	—	—	—	—	(1,792)	(1,792)	—	(1,792)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	10,897	10,897	—	10,897
Stock-based compensation:
Directors	—	—	(300)	1,169	—	869	—	869
Executives	—	—	778	—	—	778	—	778
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398

See accompanying notes to the consolidated financial statements.

ALICO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Year Ended September 30,
	2019	2018	2017
Net cash provided by operating activities:
Net income (loss)	$37,450	$12,800	$(9,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred gain on sale of sugarcane land	—	(967)	(538)
Depreciation, depletion and amortization	13,924	13,756	15,226
Loss on breeding herd sales	—	13	337
Deferred income tax expense (benefit)	3,267	(1,955)	(3,948)
Cash surrender value	11	(27)	(15)
Deferred retirement benefits	829	(41)	(102)
Magnolia Fund undistributed loss (earnings)	—	(8)	202
Gain on sale of real estate, property and equipment and assets held for sale	(13,166)	(10,281)	(1,373)
Inventory casualty loss	—	—	13,489
Inventory net realizable value adjustment	808	1,115	1,199
Loss on disposal of property and equipment	—	207	—
Change in fair value of derivatives	989	—	—
Impairment of long-lived assets	396	2,234	9,346
Non-cash interest expense on deferred gain on sugarcane land	—	1,361	1,413
Insurance proceeds received for damage to property and equipment	(486)	(477)	—
Bad debt expense	—	24	312
Stock-based compensation expense	824	2,613	1,653
Changes in operating assets and liabilities:
Accounts receivable	1,531	1,718	142
Inventories	82	(6,554)	3,724
Prepaid expenses	(211)	177	(604)
Income tax receivable	15	(15)	1,013
Other assets	288	23	(415)
Accounts payable and accrued liabilities	(1,113)	2,987	(2,895)
Income tax payable	3,216	2,320	—
Other liabilities	178	(2,445)	(1,189)
Net cash provided by operating activities	48,832	18,578	27,481

Cash flows from investing activities:
Purchases of property and equipment	(20,000)	(16,352)	(13,353)
Return on investment in Magnolia Fund	—	25	324
Net proceeds from sale of property and equipment and assets held for sale	14,602	37,969	760
Net proceeds from sale of real estate	—	1,811	2,184
Insurance proceeds received for damage to property and equipment	486	477	—
Change in deposits on purchase of citrus trees	(108)	(431)	748
Advances on notes receivables, net	60	(575)	—

Net cash (used in) provided by investing activities	(4,960)	22,924	(9,337)

Cash flows from financing activities:
Repayments on revolving lines of credit	(89,231)	(25,600)	(70,770)
Borrowings on revolving lines of credit	86,546	28,285	65,770
Principal payments on term loans	(10,900)	(12,127)	(10,743)
Treasury stock purchases	(25,576)	(2,215)	(3,064)
Payment on termination of sugarcane agreement	(11,300)	—	—
Dividends paid	(1,833)	(1,972)	(1,987)
Capital contribution received from noncontrolling interest	—	1,000	—
Capital lease obligation payments	—	(8)	(580)
Net cash used in financing activities	(52,294)	(12,637)	(21,374)

Net (decrease) increase in cash and cash equivalents and restricted cash	(8,422)	28,865	(3,230)
Cash and cash equivalents and restricted cash at beginning of the period	32,260	3,395	6,625

Cash and cash equivalents and restricted cash at end of the period	$23,838	$32,260	$3,395

Supplemental disclosure of cash flow information:
Cash paid for interest; net of amount capitalized	$6,940	$6,721	$7,240
Cash paid (refunded) for income taxes	$6,285	$25	$(911)

Supplemental disclosure of non-cash investing and financing activities:
Dividend declared but unpaid	$449	$492	$494

See accompanying notes to the consolidated financial statements.

ALICO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation
Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 111,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Water Resources and Other Operations. Financial results are presented based upon its two business segments (Alico Citrus and Water Resources and Other Operations).

Basis of Presentation

The Company has prepared the accompanying financial statements on a consolidated basis. These accompanying Consolidated Financial Statements, which are referred to herein as the “Financial Statements”, have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and account balances between the consolidated businesses have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the accompanying Financial Statements, the disclosure of contingent assets and liabilities in the Financial Statements and the accompanying Notes, and the reported amounts of revenues and expenses and cash flows during the periods presented. Actual results could differ from those estimates. The Company evaluates estimates on an ongoing basis. The estimates are based on current and expected economic conditions, historical experience, the experience and judgment of the Company’s management and various other specific assumptions that the Company believes to be reasonable.

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of approximately $781,783, $511,854 and $91,432 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, of which $398,709, $261,046 and $46,630 was attributable to the Company for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This guidance will require entities that enter into leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The Company anticipates recording a Right of Use Asset (“ROU”) and related liability of approximately $511,000 upon the adoption of the new standard on October 1, 2019. Additionally, the Company will record an impairment to the ROU for approximately $87,000. Topic 842 becomes effective for Alico beginning October 1, 2019.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (Topic 350), which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in the fiscal years beginning after December 15, 2019, including interim periods within those reporting periods. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2020.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2020.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard is effective for us on October 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-19 to have a material impact on the unaudited consolidated financial statements of the Company. Information regarding the adoption of ASU 2016-02 is described above.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, and subsequently issued several supplemental and/or clarifying ASU’s (collectively, “ASC 606”), which prescribes a comprehensive new revenue recognition standard that supersedes previously existing revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard allows initial application to be performed retrospectively to each period presented or as a modified retrospective adjustment as of the date of adoption. ASC 606, also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less, and policy elections regarding shipping and handling that provides the option to account for shipping and handling costs as contract fulfillment costs. The Company adopted ASC 606 effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 606 did not require an adjustment to the opening balance of retained earnings as of October 1, 2018 (see Note 2. “Revenue Recognition”).

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also provides guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The standard also clarifies the derecognition of businesses is under the scope of ASC 810. The standard was required to be adopted concurrently with ASC 606, however an entity did not have to apply the same transition method as ASC 606. The Company adopted ASC 610-20 (“ASC 610-20”) effective October 1, 2018, the first day of our 2019 fiscal year, using the modified retrospective method. The implementation of ASC 610-20 resulted in an adjustment to increase the opening balance of retained earnings by $10,897,000, net of taxes, as of October 1, 2018 (see Note 8. “Deferred Gain on Sale”). As a result of the ASU, guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets.

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

The ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years and thus was effective for the Company for our fiscal year beginning October 1, 2018. The ASU will be applied prospectively to any transaction occurring from the date of adoption. The Company adopted ASU 360-20 effective October 1, 2018. The new guidance did not have a material impact on our consolidated financial statements as it relates to the deferred gain on the sale of the Company’s sugarcane lands (see Note 8. “Deferred Gain on Sale”).

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and thus was effective for the Company for our fiscal year beginning October 1, 2018. The Company adopted ASU 2017-09 effective October 1, 2018. The new guidance did not have a material impact on our consolidated financial statements

In May 2017, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” which clarifies the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Under ASU 2016-18, an entity will be required within the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 effective September 30, 2018 and has properly presented restricted cash within the statement of cash flows. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and thus is effective for the Company for our fiscal year beginning October 1, 2018. Early adoption is permitted and the Company, as such, has adopted this guidance as of October 1, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” This ASU will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This ASU is effective for the Company for our fiscal year beginning October 1, 2019 with early adoption permitted. The Company adopted ASU 2016-15 effective September 30, 2019 and the impact under this ASU is that the Company reported certain proceeds from insurance claims relating to property and equipment in the statement of cash flows as investing activities in the Consolidated Statement of Cash Flows.

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

Note 2. Summary of Significant Accounting Policies

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2019, and 2018, the Company had total receivables relating to sales of citrus of $160,000 and $1,912,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the fiscal years ended September 30, 2019, 2018 and 2017 are as follows:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Alico Citrus
Early and Mid-Season	$39,574	$24,309	$45,999
Valencias	73,480	48,865	67,146
Fresh Fruit	3,629	2,054	5,735
Other	2,348	2,893	4,561
Total	$119,031	$78,121	$123,441

Water Resources and Other Operations
Land and other leasing	$2,787	$2,595	$2,294
Sale of calves and culls	—	57	3,732
Other	433	508	362
Total	$3,220	$3,160	$6,388

Total Revenues	$122,251	$81,281	$129,829

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2019, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

Restricted cash is comprised of cash received from the sale of certain assets in which the use of funds is restricted. For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations. As a result, the sale proceeds can only be used to purchase like-kind citrus groves acceptable to the debt holder or to pay down existing debt obligations. During fiscal year ended September 30, 2019, the Company utilized restricted cash of $1,800,000 towards the purchase of citrus groves. Such purchases are included as part of the collateral under certain debt obligations. If the remaining restricted cash is not used as of September 30, 2020, it will be used to pay down principal on Company debt. Based on the contractual uses of restricted cash, these amounts have been classified as non-current.

Accounts receivable

Accounts receivable from customers are generated from revenues based on the sale of citrus, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts for amounts which are not probable of collection. The estimate, evaluated quarterly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status of each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The bad debt expense is included in general and administrative expenses in the Consolidated Statements of Operations.

The following table presents accounts receivable, net as of September 30, 2019 and 2018:

(in thousands)	September 30,
	2019	2018
Accounts receivable	$746	$2,577
Allowance for doubtful accounts	(33)	(33)
Accounts receivable, net	$713	$2,544

Concentrations

Accounts receivable from the Company’s major customer as of September 30, 2019 and 2018 and revenue from such customers for the fiscal years ended September 30, 2019, 2018 and 2017, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2019	2018	2019	2018	2017	2019	2018	2017
Tropicana	$—	$1,797	$108,318	$70,396	$111,197	88.6%	86.6%	85.6%

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation and depreciation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, depletion and amortization. Major improvements are capitalized while expenditures for maintenance and repairs are expensed when incurred. Costs related to the development of citrus groves through planting of trees are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for 4 years. After 4 years, a planting is considered to have reached maturity and the accumulated costs are depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico's cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. For fiscal years ended September 30, 2019, 2018 and 2017, the Company recorded impairments to its long-lived assets (see Note 5. “Property and Equipment, Net”). As of September 30, 2019, 2018 and 2017, long-lived assets were comprised of property and equipment.

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

In the evaluation of goodwill for impairment, Alico has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than it's carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, Alico would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise. As of September 30, 2019 and 2018, no impairment was required.

Other Non-Current Assets

Other non-current assets primarily include investments owned in agricultural cooperatives, cash surrender value on life insurance, and deposits on the purchase of citrus trees. Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal years ended September 30, 2019, 2018 and 2017, the Company recorded valuation allowances of $0, $5,634,000 and $581,000, respectively, relating to the unutilized capital loss carryforwards which expired. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Weighted Average Common Shares Outstanding - Basic	7,472	8,232	8,300
Effect of dilutive securities - stock options and unrestricted stock	21	69	—
Weighted Average Common Shares Outstanding - Diluted	7,493	8,301	8,300

For the fiscal years ended September 30, 2019, 2018 and 2017, the Company issued 10,000, 300,000 and 750,000, respectively, stock options to certain executives of the Company. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. For the fiscal year ended September 30, 2017, the Company had stock options that were excluded from the diluted earnings per share because they were anti-dilutive.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury.

Total stock-based compensation expense for the three years ended September 30, 2019 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Stock compensation expense:
Executives	$778	$1,754	$880
Executive forfeitures	(823)	—	—
Board of Directors	869	859	773
Total stock compensation expense	$824	$2,613	$1,653

Note 3. Inventories

Inventories consist of the following at September 30, 2019 and 2018:

(in thousands)	September 30,
	2019	2018
Unharvested fruit crop on the trees	$39,276	$39,888
Other	867	1,145
Total inventories	$40,143	$41,033

The Company records its inventory at the lower of cost or net realizable value. For the fiscal years ended September 30, 2019 and 2018, the Company recorded adjustments to reduce inventory to net realizable value of approximately $808,000 and $1,115,000 respectively. These adjustments to inventory are included in operating expenses in the Consolidated Statements of Operations.

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

During the fiscal year ended September 30, 2019, the Company received insurance proceeds relating to Hurricane Irma of approximately $486,000 in additional property and casualty claims reimbursement. There are no further property and casualty or crop insurance claims pending relating to Hurricane Irma. During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. These insurance proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fourth quarter of fiscal year 2019 and for the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represents the Part 1 and a portion of the Part 2 reimbursement under the three-part program. The timing and amount to be received under the remaining portion of the Part 2 and the Part 3 of the program has not been finalized. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

On November 7, 2019 and November 18, 2019, the Company received additional proceeds of approximately $163,800 and approximately $3,973,000, respectively, under the Florida CRBG program. This represents another portion of the Part 2 reimbursement under the three-part program.

Note 4. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2019 and September 30, 2018:

(in thousands)	Carrying Value
	Fiscal Year Ended September 30,
	2019	2018
East Ranch	$1,442	$759
Trailers	—	456
Frostproof Parcels	—	176
Total Assets Held For Sale	$1,442	$1,391

During the fiscal year ended September 30, 2019, the Company sold certain trailers for approximately $47,000, and reclassified the remaining Assets Held for Sale to property and equipment, as management has determined not to offer for sale the remaining trailers.

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $206,000 and realized a gain of approximately $12,000.

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

On January 25, 2018, the Company sold its breeding herd to a third party for approximately $7,800,000 and realized a gain of approximately $1,759,000. As part of this transaction, the purchaser is also leasing grazing and other rights on the Ranch from the Company at a rate of $100,000 per month. Upon the sale of a parcel within the East Ranch, the lease rate was adjusted to $98,750 per month.

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

The Company recorded an impairment loss of approximately $152,000 and $150,000 for the fiscal years ended September 30, 2019 and 2018, respectively. These impairments are included in operating expenses on the Consolidated Statements of Operations.

The Company has used a portion of the proceeds to pay down debt (see Note 6. "Long-Term Debt and Lines of Credit") and repurchase common shares and plans to use the remaining cash proceeds from the sale of these assets to pay down debt and to fund future working capital requirements and other corporate purposes.

Note 5. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2019 and September 30, 2018:

(in thousands)	September 30,
	2019	2018
Citrus trees	$281,149	$264,714
Equipment and other facilities	54,622	53,544
Buildings and improvements	8,224	8,052
Total depreciable properties	343,995	326,310
Less: accumulated depreciation and depletion	(104,169)	(91,858)
Net depreciable properties	239,826	234,452
Land and land improvements	105,822	105,951
Property and equipment, net	$345,648	$340,403

During the fiscal year ended September 30, 2019, the Company purchased 203 acres of citrus blocks for approximately $1,950,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the lender, PGIM Real Estate Finance, LLC (“Prudential”), agreed to accept those purchases completed through April 2019 as substitute collateral and release $1,800,000 from restricted cash, which was completed in the fourth quarter of fiscal year 2019. Subsequent to April 2019, there were two additional purchases of Citrus blocks for approximately $100,000 that are not included as part of the substitution collateral.

On September 27, 2019, the Company sold approximately 5,500 acres from its West Ranch for approximately $14,775,000 and realized a gain on sale of approximately $13,033,000. Upon the sale of these acres, the lease rate pertaining to the grazing and other rights was adjusted from $98,750 to $80,000 per month, as this space was previously being leased to a third party.

On September 29, 2018, the Company sold its property at Island Pond for $7,900,000. As Island Pond was collateralized under one of the Company’s loan documents, $7,000,000 of the proceeds was restricted in use.

On September 28, 2018, The Company sold a parcel within the East Ranch for approximately $1,920,000 and realized a gain of approximately $1,759,000.

On March 30, 2018, the Company sold property located on its Winterhaven location for approximately $225,000 and recognized a loss of approximately $50,000.

On March 15, 2018, the Company sold certain parcels comprised of citrus trees and land located on its Ranch One grove for approximately $586,000 and recognized a loss of approximately $87,000.

On February 2, 2017, the Company sold 49 acres of land and facilities in Hendry County, Florida, to its former tenant for $2,200,000, resulting in a gain of approximately $1,371,000.

During fiscal year ended September 30, 2019, the Company recorded impairments approximately $244,000 relating to the loss of citrus trees. During the fiscal year ended September 30, 2018, the Company recorded impairments aggregating to approximately $2,084,000, which consisted of $1,032,000 relating to Island Pond and $1,052,000 relating to certain citrus trees damaged by Hurricane Irma and from other natural attrition.

Note 6. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at September 30, 2019 and September 30, 2018:

	September 30, 2019		September 30, 2018
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$89,688	$724	$95,938	$836
Met Variable-Rate Term Loans	43,844	334	46,719	385
Met Citree Term Loan	4,750	40	4,925	44
Pru Loans A & B	16,257	224	17,417	241
Pru Loan E	4,455	9	4,675	17
Pru Loan F	4,455	38	4,675	40
	163,449	1,369	174,349	1,563
Less current portion	5,338	—	5,275	—
Long-term debt	$158,111	$1,369	$169,074	$1,563

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2019 and September 30, 2018:

	September 30, 2019		September 30, 2018
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Lines of Credit:
RLOC	$—	$8	$—	$58
WCLC	—	—	2,685	78
Lines of Credit	$—	$8	$2,685	$136

Future maturities of long-term debt as of September 30, 2019 are as follows:

(in thousands)

Due within one year	$5,338
Due between one and two years	14,990
Due between two and three years	10,755
Due between three and four years	10,755
Due between four and five years	10,755
Due beyond five years	110,856

Total future maturities	$163,449

Interest costs expensed and capitalized were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Interest expense	$7,180	$8,561	$9,141
Interest capitalized	1,019	933	294
Total	$8,199	$9,494	$9,435

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

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,800 gross acres of Ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 3.91% per annum and 3.99% per annum as of September 30, 2019 and September 30, 2018, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At September 30, 2019, the Company had $5,625,000 remaining available from its 2015 prepayment to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the current maturity of November 1, 2019 to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 3.91% and 3.99% per annum as of September 30, 2019 and September 30, 2018, respectively. Availability under the RLOC was $25,000,000 as of September 30, 2019.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.85% and 3.85% per annum as of September 30, 2019 and September 30, 2018, respectively. The WCLC agreement was amended on September 20, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $69,540,000 and $57,015,000 as of September 30, 2019 and September 30, 2018, respectively.
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
There were no amounts outstanding on the WCLC at September 30, 2019. The WCLC agreement provides for Rabo to issue up to $2,000,000, reduced from $20,000,000 during fiscal year 2019, in letters of credit on the Company’s behalf. As of September 30, 2019, there was approximately $460,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $133,000 and $123,000 of financing costs were incurred for the fiscal year ended September 30, 2019 and 2018, respectively, in connection with letters of credit. The costs incurred during fiscal year 2019 are included in other noncurrent assets and will be moved to deferred financing and amortized to interest expense over the applicable terms of the obligations upon completion of the modified agreements, which was in October 2019. All previous costs are included in deferred financing and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,066,000 and approximately $1,357,000 at September 30, 2019 and September 30, 2018, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $163,522,000 for the year ended September 30, 2019, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2019, the Company was in compliance with all of the financial covenants.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At September 30, 2019 and 2018, there was an outstanding balance of $4,750,000 and $4,925,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $40,000 and $44,000 at September 30, 2019 and 2018, respectively.

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

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. On February 15, 2015, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip Citrus”) made a prepayment of $750,000. In addition, the Company made prepayments of approximately $4,453,000 in the second fiscal quarter of 2018 with proceeds from the sale of certain properties, which were collateralized under these loans. The Company may prepay up to $5,000,000 of principal without penalty. As such, the Company exceeded the allowed $5,000,000 prepayment by approximately $203,000 and was required to make a premium payment of approximately $22,000. The loans are collateralized by approximately 5,700 of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly, together with accrued interest. One loan bears interest at 3.85% per annum (“Pru Loan E”), while the other bears interest at 3.45% per annum (“Pru Loan F”). The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. No adjustment was made at September 1, 2019. Both loans are collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida. Pru Note E matures September 1, 2021, and Pru Note F matures September 1, 2039.

In November 2019, the Company prepaid one of its fixed-rate term loans with Prudential in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments will be reduced by $220,000 per annum.

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2019.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $271,000 and $298,000 at September 30, 2019 and 2018, respectively.

Note 7. Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2019 and September 30, 2018:

(in thousands)	September 30,
	2019	2018

Ad valorem taxes	$2,117	$2,196
Accrued interest	1,110	1,191
Accrued employee wages and benefits	2,525	3,115
Inventory received but not invoiced	—	726
Accrued dividends	448	492
Accrued contractual obligation associated with sale of real estate	402	—
Consulting and separation charges	400	—
Accrued insurance	544	223
Accrued tender offer consulting charges	—	274
Other accrued liabilities	223	664
Total accrued liabilities	$7,769	$8,881

Note 8. Deferred Gain on Sale

Deferred gain on sale consists of the following at September 30, 2019 and September 30, 2018:

(in thousands)	September 30,
	2019	2018
Deferred gain on sale	$—	$26,167
Annual guarantee payment, net	—	(1,239)
Total deferred gain on sale	$—	$24,928

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

On October 1, 2018, the Company adopted ASC 610-20 and reevaluated the original post closing agreement under the guidance of ASC 610-20. As such, the Company recorded a derivative asset and derivative liabilities, which resulted in an increase to retained earnings of $10,897,000, net of taxes. This adjustment consisted of recording a derivative asset in the amount of $3,553,000 relating to potential payments due Alico from Global Ag Properties USA, LLC (“Global Ag”) and a derivative liability of $13,864,000 relating to potential payments due Global Ag from Alico. In the first quarter ended December 31, 2018, the Company recorded a loss of $956,000, which reflects the change in fair value of the derivative asset and derivative liabilities. In the three months ended March 31, 2019, the Company recorded an additional loss of $33,000.

On December 7, 2018, the Company and Global Ag entered into a Termination of Post Closing Agreement (the “2018 Post Closing Agreement”), pursuant to which the parties thereto agreed to certain terms and conditions under which a Post Closing Agreement, dated as of November 21, 2014 (the “2014 Post Closing Agreement”), may be terminated prior to the expiration of its stated term and with the payment of certain termination payments. The 2014 Post Closing Agreement was entered into in connection with the November 21, 2014 closing (the “Land Disposition”) of the sale by Alico to Global Ag of certain land used for sugarcane production and land leasing in Hendry County, Florida (the “Land”).

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

ASC 820 clarifies that fair value is an exit price representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1- Observable inputs such as quoted prices in active markets;

•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3- Unobservable inputs in which there is little or no market data, such as internally developed valuation models which require the reporting entity to develop its own assumptions.

As of September 30, 2019, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.

The following table represents certain assets held for sale as of September 30, 2018, which have been measured at fair value on a non-recurring basis (see Note 4. "Assets Held for Sale"):

	Fair Value Hierarchy	Carrying Value	Adjustment to Fair Value	Fair Value
Trailers	Level 3	$606	$150	$456

The Company uses third-party service providers to assist in the evaluation of investments. For investment valuations, current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants were used to determine values. Deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.08% and 4.08% as of September 30, 2019 and 2018, respectively.

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

Restricted Stock

In November 2017, a senior executive was awarded 5,000 restricted shares of the Company’s common stock (“Restricted Stock”) under the 2015 Plan at a weighted average fair value of $31.95 per common share, vesting over 2.5 years.

The following table represents a summary of the status of the Company’s nonvested shares:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested Shares at September 30, 2016	10,267	$49.49
Granted during fiscal year 2017	—	—
Vested during fiscal year 2017	(4,933)	49.58
Forfeited during fiscal year 2017	—	—
Nonvested Shares at September 30, 2017	5,334	49.39
Granted during fiscal year 2018	5,000	31.95
Vested during fiscal year 2018	(3,001)	39.70
Forfeited during fiscal year 2018	—	—
Nonvested Shares at September 30, 2018	7,333	41.46
Granted during fiscal year 2019	—	—
Vested during fiscal year 2019	(1,667)	31.95
Forfeited during fiscal year 2019	—	—
Nonvested Shares at September 30, 2019	5,666	$44.26

Stock compensation expense related to the Restricted Stock totaled approximately $104,000, $137,000 and $264,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. There was approximately $69,000 and $172,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at September 30, 2019 and September 30, 2018, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.75 years.

During the fiscal year ended September 30, 2019, 1,667 shares vested aggregating a value of approximately $53,000.

Stock Option Grant

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2019, the Company’s stock was trading at $34.02 per share, and during the fiscal year ended September 30, 2019, the stock did not trade above $40.00 per share; accordingly, none of the stock options are vested at September 30, 2019.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2019, the Company’s stock was trading at $34.02 per share, and during the fiscal ended September 30, 2019, the stock did not trade above $35.00 per share; accordingly, none of the stock options are vested at September 30, 2019. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2019, the Company’s stock was trading at $34.02 per share, and during the fiscal year ended September 30, 2019, the stock did not trade above $60.00 per share; accordingly, none of the stock options are vested at September 30, 2019. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted. As such, the remaining unrecognized expense associated with these options of approximately $783,000 was accelerated and recorded for the fiscal year ended September 30, 2018.

Pursuant to a Settlement Agreement (described in Note 15. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Settlement Agreement will be forfeited as of such first anniversary. As a result of the forfeited stock options, the Company reversed $823,000 of previously recorded stock compensation expense during the year ended September 30, 2019, which is recorded as a reduction of General and Administrative expense.

Forfeitures of all stock options were recognized as incurred.

The following table represents a summary of the Company’s stock option activity:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
Balance - September 30, 2017	750,000	$27.15	2.58	—
Granted during fiscal year 2018	300,000	33.60	3.25	—
Forfeitures/expired in fiscal year 2018	(375,000)	27.15	1.86	—
Exercised during fiscal year 2018	—	—	—	—
Balance - September 30, 2018	675,000	30.02	2.22	—
Granted during fiscal year 2019	10,000	33.34	2.25	—
Forfeitures/expired in fiscal year 2019	(457,500)	29.37	1.78	—
Exercised during fiscal year 2019	—	—	—	—
Balance - September 30, 2019	227,500	$31.46	1.22	—

Stock compensation expense related to the options totaled approximately $674,000, $1,617,000 and $616,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

At September 30, 2019 and September 30, 2018, there was approximately $502,000 and $2,174,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.29 years.

The fair value of the 2019, 2018 and 2016 Option Grants was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different timeframes for the various market conditions being met.

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

The weighted-average grant-date fair value of the 2016 Option Grants was $3.53. There were no additional stock options granted or exercised for the fiscal year ended September 30, 2019.

As of September 30, 2019, there remained 1,005,000 common shares available for issuance under the 2015 Plan.

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

During fiscal year 2018, the Company purchased 72,266 shares at a cost of $2,214,756 under the 2017 Authorization. As of June 29, 2018, the Company suspended its stock repurchase activity. For the fiscal year ended September 30, 2019, the Company did not purchase any shares under the 2017 Authorization. As the 2017 Authorization expired in May 2019, the Company has no funds available under this plan to repurchase stock.

On October 3, 2018, the Company completed a tender offer of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. 734 Investors, Alico's largest stockholder from 2013 until November 12, 2019, participated in the tender offer by selling a small percentage of its holdings.

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

The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2019, 2018 and 2017:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2019	752,234	$34.00	1,474,640	$25,576
2018	72,266	$30.65	722,406	$2,215
2017	104,145	$29.42	650,140	$3,064

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost

Balance at September 30, 2016	100,610	$4,585
Purchased	104,145	3,064
Issued to Employees and Directors	(27,440)	(1,147)

Balance at September 30, 2017	177,315	6,502
Purchased	72,266	2,215
Issued to Employees and Directors	(33,393)	(1,181)

Balance at September 30, 2018	216,188	7,536
Purchased	752,234	25,576
Issued to Employees and Directors	(28,790)	(1,169)

Balance at September 30, 2019	939,632	$31,943

Note 12. Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act contains significant changes to corporate taxes, including a permanent reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s statutory rate for the fiscal year ended September 30, 2018 was 24.5%, based on a fiscal year blended rate calculation. The 21% U.S. corporate tax rate is fully applicable to the fiscal year ended September 30, 2019 and each year thereafter.

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

In October 2019, the Internal Revenue Service concluded their audit of the September 30, 2015 tax year with no changes. The Federal and state filings remain subject to examination by tax authorities for tax periods ending after September 30, 2015.

The income tax provision (benefit) for the years ended September 30, 2019, 2018 and 2017 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Current:
Federal income tax	$7,314	$1,961	$102
State income tax	2,202	384	—
Total current	9,516	2,345	102

Deferred:
Federal income tax	2,995	(3,917)	(3,286)
State income tax	272	1,962	(662)
Total deferred	3,267	(1,955)	(3,948)
Income tax provision (benefit)	$12,783	$390	$(3,846)

Income tax provision (benefit) attributable to income (loss) before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21%, 24.53% and 35% to income (loss) before income taxes for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively, as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Income tax (benefit) at the statutory federal rate	$10,587	$3,198	$(4,670)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,947	857	(402)
Permanent and other reconciling items, net	166	221	548
Expiration of capital loss carryforward	—	5,634	581
Reduction in deferred tax liability resulting from the Act	—	(9,847)	—
Stock option cancellation	—	347	—
Other	83	(20)	97
Income taxes provision (benefit)	$12,783	$390	$(3,846)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2019, and 2018 are presented below:

(in thousands)	September 30,
	2019	2018
Deferred tax assets:
Deferred retirement benefits	$1,325	$1,114
Investment in Citree	—	89
Deferred gain recognition	—	6,318
Goodwill	18,244	20,095
Inventories	930	711
Stock compensation	237	261
Accrued bonus	—	612
Tax credits	—	28
Intangibles	565	620
Other	168	190
Total deferred tax assets	21,469	30,038

Deferred tax liabilities:
Revenue recognized from citrus and sugarcane	—	162
Property and equipment	52,551	54,925
Investment in Citree	909	—
Prepaid insurance	134	104
Total deferred tax liabilities	53,594	55,191
Net deferred income tax liabilities	$(32,125)	$(25,153)

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

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Revenues:
Alico Citrus	$119,031	$78,121	$123,441
Water Resources and Other Operations	3,220	3,160	6,388
Total revenues	122,251	81,281	129,829

Operating expenses:
Alico Citrus	59,594	51,709	111,947
Water Resources and Other Operations	2,297	3,979	8,952
Total operating expenses	61,891	55,688	120,899

Gross profit (loss):
Alico Citrus	59,437	26,412	11,494
Water Resources and Other Operations	923	(819)	(2,564)
Total gross profit	60,360	25,593	8,930

Capital expenditures:
Alico Citrus	20,000	15,968	11,738
Water Resources and Other Operations	—	304	646
Other Capital Expenditures	—	80	969
Total capital expenditures	20,000	16,352	13,353

Depreciation, depletion and amortization:
Alico Citrus	12,935	12,546	14,054
Water Resources and Other Operations	173	219	652
Other Depreciation, Depletion and Amortization	816	991	520
Total depreciation, depletion and amortization	$13,924	$13,756	$15,226

(in thousands)	September 30,
	2019	2018
Assets:
Alico Citrus	$401,212	$405,752
Water Resources and Other Operations	15,332	15,904
Other Corporate Assets	844	1,766
Total Assets	$417,388	$423,422

Note 14. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) is a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP provides a fixed supplemental retirement benefit for 180 months. The MSP was frozen as of September 30, 2017. As a result, no new participants are being added to the MSP and no further benefits are accumulating. The MSP benefit expense and the projected management security plan benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used to compute the obligation was 4.08% and 4.08% in fiscal years 2019 and 2018, respectively.

Actuarial gains or losses are recognized when incurred; therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the Consolidated Balance Sheets.

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2019	2018	2017
Service cost	$—	$—	$200
Interest cost	171	293	140
MSP termination adjustments	985	—	—
Recognized actuarial gain (loss) adjustment	13	16	(78)
Total	$1,169	$309	$262

The following provides a roll-forward of the MSP benefit obligation:

(in thousands)	September 30,
	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,397	$4,438
Interest cost	171	293
Benefits paid	(340)	(350)
MSP termination adjustments	985	—
Recognized actuarial gain adjustment	13	16
Benefit obligation at end of year	$5,226	$4,397

Funded status at end of year	$(5,226)	$(4,397)

Effective September 30, 2018, the Company terminated the MSP. Under the MSP termination, payout for benefits covered under the applicable Internal Revenue Code regulations cannot commence until at least twelve months following plan termination decision, but must be fully paid out within twenty-four (24) months following plan termination. The Company has determined to pay out a lump sum under the Equivalent Annuity approach, whereby the payout under this approach would mitigate participants tax burden. In essence, the Company would be covering the amount needed to purchase an annuity providing the same after-tax benefit as if the plan was not terminated. As a result, the Company recorded an additional liability of approximately $720,000.

The Company has established a “Rabbi Trust” to provide for the funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding is voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding is triggered. As of September 30, 2019, the Rabbi Trust had no assets, and no change of control had occurred.

Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $380,000, $342,000 and $445,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

The Profit Sharing Plan (“Plan”) is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company’s paid contribution to the Profit Sharing Plan was $0, $0 and $378,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Note 15. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017, the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0, $187,500 and $562,500 under the Separation and Consulting Agreement for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.

Henry R. Slack and George R. Brokaw

On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with Henry R. Slack, and George R. Brokaw. Mr. Slack previously served as the Executive Chairman of the Company, and Mr. Brokaw currently serves as the Executive Vice Chairman of the Company, and each of them continues to serve on the Company’s Board of Directors. The Employment Agreements provided for an annual base salary of $250,000 in the case of Mr. Slack and provides for an annual base salary of $250,000 in the case of Mr. Brokaw.

Beginning June 26, 2017, both Messrs. Slack and Brokaw agreed to waive payment of their salaries.

Effective July 1, 2019, Mr. Slack resigned his employment with the Company as Executive Chairman. Mr. Slack continues to serve on the Board of the Company.

Remy W. Trafelet

As described above, on February 11, 2019 and as contemplated by the Alico Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. As of September 30, 2019, the Company has paid approximately $254,000 towards these consulting fees. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Ken Smith

On March 20, 2015, Ken Smith tendered his resignation as Chief Operating Officer, and as an employee of the Company. Mr. Smith’s resignation included a waiver of any rights to any payments under his Change-in-Control Agreement with the Company. On March 20, 2015, the Company and Mr. Smith also entered into a Consulting and Non-Competition Agreement under which (i) Mr. Smith will provide consulting services to the Company during the three-year period after the resignation date, (ii) Mr. Smith agreed to be bound by certain non-competition covenants relating to the Company’s citrus operations and non-solicitation and non-interference covenants for a period of two years after the resignation date, and (iii) the Company paid Mr. Smith $925,000 for such services and covenants. The Company expensed approximately $0, $0 and $100,000 under the Consulting and Non-Competition Agreement for fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and was not extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed approximately $155,000, $592,000 and $564,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. As of September 30, 2019 and 2018, the Company had outstanding amounts due of approximately $0 and $163,000, respectively.

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

Distribution of Shares by Alico’s Largest Shareholder

On November 12, 2019, 734 Investors, the Company’s largest shareholder, distributed the 3,173,405 shares of Company common stock held by it, on a pro rata basis, to its members. We understand this share distribution was made in anticipation of the dissolution of 734 Investors later this year. Transfers of these shares are not registered on any current Alico registration statement, but the shares are potentially transferable pursuant to Rule 144, subject to certain customary restrictions.

Note 16. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases primarily for office space and equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $450,000, $1,062,000 and $725,000 for the years ended September 30, 2019, 2018 and 2017, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)

2020	$191
2021	169
2022	175
2023	15
Total	$550

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2019, the Company had approximately $1,603,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $460,000 and $10,300,000 at September 30, 2019 and September 30, 2018, respectively, to secure its various contractual obligations. Upon the completion of the 2018 Post Closing Agreement (and corresponding termination of the 2014 Post Closing Agreement), the Company terminated its $9,800,000 standby letter of credit associated with the Global Ag Land Disposition transaction (see Note 8. “Deferred Gain on Sale”).

Legal Proceedings

Florida Litigation

On November 16, 2018, 734 Agriculture, RCF 2014 Legacy LLC, Delta Offshore Master II, LTD. and Mr. Remy W. Trafelet (the “Trafelet Parties”), who was at the time the Company's President and Chief Executive Officer and a member of the Board of Directors, filed a lawsuit against Messrs. George R. Brokaw, Henry R. Slack, W. Andrew Krusen and Greg Eisner, members of the Board of Directors, in the Circuit Court (the “Circuit Court”) for Hillsborough County, Florida (the “Florida Litigation”). The Trafelet Parties sought, among other things, a declaration that (1) a purported stockholder action by written consent, delivered to the Company in the name of 734 Investors and the plaintiffs in the Florida Litigation on November 11, 2018 (the “Purported Consent”) was valid and binding, (2) the resolutions passed at a meeting of the Board of Directors on November 12, 2018, to, among other things, constitute an ad hoc committee of the Board of Directors to consider, evaluate and make any and all determinations, and to take any and all actions, on behalf of the Board of Directors, in connection with the Purported Consent were null and void and (3) the four defendants in the Florida Litigation were properly removed from the Board of Directors by the Purported Consent. On November 27, 2018, the Circuit Court denied without prejudice plaintiffs’ motion for a temporary restraining order and an affirmative injunction restoring Mr. Trafelet from administrative leave to active status in his capacity as President and CEO of the Company.

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

As contemplated by the Alico Settlement Agreement, on February 11, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Mr. Trafelet agreed to make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant is receiving an annual consulting fee of $400,000. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term. As such, the Company recorded the $800,000 as an expense for the fiscal year ended September 30, 2019.

In addition, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mr. Trafelet, relating to the shares of the Company’s common stock directly held by the Trafelet Parties as of February 11, 2019 (the “Registrable Securities”). The Registration Rights Agreement required the Company to, among other things and subject to the terms and conditions thereof, use reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Registrable Securities. On October 10, 2019, Mr. Trafelet executed a waiver whereby he waived the S-3 Registration Rights but maintained all other rights arising under the Registration Rights Agreement and all rights arising under Section 14 of the Alico Settlement Agreement.

Delaware Litigation

On November 20, 2018, members of 734 Investors filed a lawsuit against 734 Agriculture and Mr. Trafelet, who was at the time the Company's President and Chief Executive Officer and a member of the Board of Directors in the Delaware Court of Chancery (the "Delaware Court"), captioned Arlon Valencia Holdings v. Trafelet, C.A. No. 2018-0842-JTL (the “Members’ Delaware Litigation”). The plaintiffs sought, among other things, a declaration that (1) 734 Agriculture was validly replaced as the managing member of 734 Investors pursuant to the Amended and Restated Limited Liability Company Operating Agreement of 734 Investors (the “LLC Agreement”) and November 19, 2018 resolution by written consent to remove 734 Agriculture as managing member of 734 Investors, and to designate Arlon Valencia Holdings, LLC as the new managing member of 734 Investors (the “734 Consent”), and (2) the Purported Consent was invalid under the LLC Agreement.

Also, on November 20, 2018, 734 Agriculture filed a lawsuit contesting the 734 Consent in the Delaware Court, captioned 734 Agriculture v. Arlon Valencia Holdings, LLC, C.A. No. 2018-0844-JTL (the “734 Delaware Litigation”). On November 27, 2018, the Delaware Court entered a stipulated order consolidating the Members’ Delaware Litigation and the 734 Delaware Litigation into a single lawsuit, captioned In re 734 Investors, LLC Litigation, Consol. C.A. No. 2018-0844-JTL (the consolidated suit, the “Delaware Litigation”).

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

Note 17. Subsequent Event

On December 5, 2019, the Board of Directors of the Company declared a first quarter of fiscal year 2020 cash dividend of $0.09 per share on its outstanding common stock to be paid to shareholders of record as of December 27, 2019, with payment expected on January 10, 2020.

Note 18. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2019, and 2018 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2018	2017	2019	2018	2019	2018	2019	2018

Total operating revenues	$14,779	$17,533	$48,521	$35,600	$57,565	$26,517	$1,386	$1,631
Total operating expenses	11,597	16,951	32,207	27,767	31,561	14,603	(13,474)	(3,633)

Gross profit	3,182	582	16,314	7,833	26,004	11,914	14,860	5,264

General and administrative expenses	3,450	3,886	4,654	3,073	2,682	2,955	4,360	5,144
Other (expense) income, net	(2,864)	(375)	(1,972)	(2,140)	(1,623)	5,074	11,478	96

Income (loss) before income taxes	(3,132)	(3,679)	9,688	2,620	21,699	14,033	21,978	216
Income tax (benefit) expense	(629)	(12,417)	2,228	8,150	5,483	4,941	5,701	(284)

Net (loss) income	(2,503)	8,738	7,460	(5,530)	16,216	9,092	16,277	500

Net loss attributable to noncontrolling interests	36	8	87	16	28	8	232	218

Net income (loss) attributable to Alico Inc. common stockholders	$(2,467)	$8,746	$7,547	$(5,514)	$16,244	$9,100	$16,509	$718

Earnings per share:
Basic	$(0.33)	$1.06	$1.01	$(0.67)	$2.17	$1.11	$2.21	$0.09
Diluted	$(0.33)	$1.05	$1.01	$(0.67)	$2.17	$1.09	$2.21	$0.09

Total operating expenses for the fiscal quarter ended June 30, 2018 include insurance proceeds relating to Hurricane Irma of $477,000 for property and casualty damage claims and $3,726,000 for crop claims. Total operating expenses for the fiscal quarter ended September 30, 2018 included insurance proceeds relating to the Hurricane Irma of $5,226,000 for crop damage claims. Total operating expenses for the fiscal quarter ended September 30, 2019 includes insurance proceeds received of approximately $486,000 in additional property and casualty claims reimbursement relating to Hurricane Irma and block grants of approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program relating to Hurricane Irma. General and administrative expenses for the fiscal quarter ended September 30, 2019 include pension expense of $935,000 relating to termination of employee benefit plan (see Note 14. “Employee Benefit Plans” for further detail). Other income for the fiscal quarter ended September 30, 2019 includes a gain on sale of assets of approximately $13,166,000 (see Note 3. “Inventories”, Note 4. “Assets Held For Sale” and Note 5. “Property and Equipment, Net” for further information).

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

During the fourth fiscal quarter ended September 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2019. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;
Compensatory Arrangements of Certain Officers.

(e)

On December 2, 2019, the Company entered into a new employment agreement (the “Rallo Employment Agreement”) with Richard Rallo. Mr. Rallo serves as Chief Financial Officer of the Company. The Rallo Employment Agreement provides for an annual base salary of $275,000. Mr. Rallo is eligible for an annual incentive compensation award with an annual target opportunity in an amount equal to 40% of his annual base salary.

The Rallo Employment Agreement also provides that, if Mr. Rallo’s employment is terminated by the Company without “cause” or Mr. Rallo resigns with “good reason” (as each such term is defined in the Rallo Employment Agreement), then, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Rallo will be entitled to (i) cash severance in an amount equal to 12 months of the annual base salary, (ii) the Accrued Obligations (as defined in the Rallo Employment Agreement) in a cash lump sum within 30 days after the date of termination, (iii) any rights or payments that are vested benefits or that Mr. Rallo is otherwise entitled to receive at or subsequent to the date of termination under any employee benefit plan or any other contract or agreement with the Company, and (iv) any Annual Bonus (as defined in the Rallo Employment Agreement) that has been earned but not paid as of the date of termination.

The Rallo Employment Agreement includes various restrictive covenants in favor of the Company, including a confidentiality covenant, a non-disparagement covenant, and 12-month post-termination noncompetition and customer and employee non-solicitation covenants.

In addition to his position as Chief Financial Officer, Mr. Rallo retains his position as the Company’s Principal Accounting Officer.

The foregoing description of the Rallo Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Rallo Employment agreement, which is attached hereto as Exhibit 10.37 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2020 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and nominees and other information as required by this item are hereby incorporated by reference from our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics is posed on our website http://www.alicoinc.com (at the Investor homepage under "Corporate Governance") and we intend to disclose on our website any amendments to, or waiver from, such code.

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

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan as of September
30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	227,500	$31.46	1,005,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	227,500	$31.46	1,005,000

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

In February 2019, pursuant to a settlement agreement, a senior executive of the Company forfeited an aggregate of 457,500 stock options, which were originally issued under the 2015 Plan and no replacement options were granted.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Item 16. Form 10-K Summary

Not applicable.

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.5 of the Company’s quarterly report on Form 10-Q, filed with the SEC on August 6, 2019)
10.1
Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, L.L.C., Alico Land Development, Inc., and Alico Citrus Nursery, L.L.C., as Borrowers and Rabo Agrifinance, Inc., as Lender (incorporated by reference to Exhibit 10.2 of Alico's filing on Form 8-K dated December 5, 2014)

10.2		Purchase and Sale Agreement dated August 7, 2014 (incorporated by reference to Exhibit 10.10 of Alico’s filing on Form 10-K dated December 12, 2014)
10.3	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 6, 2013)
10.4	*	Management Security Plan(s) Trust Agreement (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 6, 2013)
10.5
Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 11, 2014)

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

10.26***	Third Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated November 4, 2019
10.27	Fourth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated October 2, 2019
10.28
Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico's filing on Form 10-K dated December 6, 2016)

10.29
Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.39 of Alico's filing on Form 10-K dated December 11, 2017)

10.30
Third Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.40 of Alico’s filing on Form 10-K dated December 6, 2018)

10.31*	Employment Agreement dated June 1, 2015 between Alico, Inc. and John Kiernan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 1, 2015)
10.32*
Separation and Consulting Agreement dated December 31, 2016 between Alico, Inc. and Clayton G. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on January 4, 2017)

10.33*	Employment Agreement dated December 31, 2016 between Alico, Inc. and Remy W. Trafelet (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on January 4, 2017)
10.34*	Employment Agreement dated December 31, 2016 between Alico, Inc. and Henry R. Slack (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on January 4, 2017)
10.35*	Employment Agreement dated March 27, 2013 between Alico, Inc. and George R. Brokaw (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on January 4, 2017)
10.36*	Offer of Employment Letter dated June 16, 2017 between Richard Rallo and Alico, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 7, 2017)
10.37*	Employment Agreement dated December 2, 2019 between Alico, Inc. and Richard Rallo
10.38
Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) (incorporated by reference to Exhibit 10.35 of Alico's filing on Form 10-K dated December 6, 2016)

10.39
Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico's filing on Form 10-K dated December 6, 2016)

10.40
Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.38 of Alico's filing on Form 10-K dated December 11, 2017)

10.41
Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017 (incorporated by reference to Exhibit 10.37 of Alico’s filing on Form 10-K dated December 6, 2018)

10.42
Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018 (incorporated by reference to Exhibit 10.38 of Alico’s filing on Form 10-K dated December 6, 2018)

10.43
Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.39 of Alico’s filing on Form 10-K dated December 6, 2018)

10.44
Eighth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 29, 2019

10.45
Settlement Agreement and Release, dated as of February 11, 2019, by and among Alico, Inc., George R. Brokaw, R. Greg Eisner, Benjamin D. Fishman, W. Andrew Krusen, Henry R. Slack, Remy W. Trafelet , 734 Agriculture, LLC, RCF 2014 Legacy LLC and Delta Offshore Master II, LTD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019.)

10.46
Registration Rights Agreement, dated as of February 11, 2019, by and between Alico, Inc. and Remy W. Trafelet (incorporated by reference from Exhibit C to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019).

10.47
Consulting Agreement, dated as of February 11, 2019, by and among Alico, Inc., 3584 Inc., and Remy W. Trafelet (incorporated by reference from Exhibit B to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019).

10.48	*	Alico, Inc. Stock Incentive Plan of 2015 (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 28, 2015).
21.0		Subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*	Denotes a management contract or compensatory plan, contract or arrangement.

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

ALICO, INC. (Registrant)

December 5, 2019	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 5, 2019	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan

December 5, 2019	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Richard Rallo
Richard Rallo

December 5, 2019	Director: Executive Chairman	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 5, 2019	Director	/s/ George R. Brokaw
George R. Brokaw

December 5, 2019	Director	/s/ R. Greg Eisner
R. Greg Eisner

December 5, 2019	Director	/s/ Henry R. Slack
Henry R. Slack

December 5, 2019	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 5, 2019	Director	/s/ Toby K. Purse
Toby K. Purse