Form 10-Q
period 2019-12-31
ALICO, INC.
filed 2020-02-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended	December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
	from____________________	to_________________________
Commission File Number: 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida			59-0906081
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court

Suite 100	Fort Myers	FL	33913
(Address of principal executive offices)			(Zip Code)

(239)	226-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	Nasdaq Global Select Market

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

There were 7,479,671 shares of common stock outstanding at February 3, 2020.

1

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2019 and 2018

2

PART I
Item 1. Condensed Consolidated Financial Statements

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,546	$18,630
Accounts receivable, net	1,852	713
Inventories	43,288	40,143
Assets held for sale	1,442	1,442
Prepaid expenses and other current assets	1,526	1,049
Total current assets	53,654	61,977

Restricted cash	719	5,208
Property and equipment, net	345,572	345,648
Goodwill	2,246	2,246
Other non-current assets	2,878	2,309
Total assets	$405,069	$417,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,493	$4,163
Accrued liabilities	4,449	7,769
Long-term debt, current portion	5,130	5,338
Deferred retirement obligations	5,226	5,226
Income taxes payable	5,897	5,536
Other current liabilities	797	919
Total current liabilities	22,992	28,951

Long-term debt:
Principal amount, net of current portion	151,187	158,111
Less: deferred financing costs, net	(1,286)	(1,369)
Long-term debt less current portion and deferred financing costs, net	149,901	156,742
Deferred income tax liabilities, net	32,125	32,125
Other liabilities	363	172
Total liabilities	205,381	217,990
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,475,200 and 7,476,513 shares outstanding at December 31, 2019 and September 30, 2019, respectively	8,416	8,416
Additional paid in capital	19,857	19,781
Treasury stock, at cost, 940,945 and 939,632 shares held at December 31, 2019 and September 30, 2019, respectively	(31,956)	(31,943)
Retained earnings	198,169	198,049
Total Alico stockholders' equity	194,486	194,303
Noncontrolling interest	5,202	5,095
Total stockholders' equity	199,688	199,398
Total liabilities and stockholders' equity	$405,069	$417,388
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended December 31,
	2019	2018
Operating revenues:
Alico Citrus	$10,175	$13,897
Water Resources and Other Operations	830	882
Total operating revenues	11,005	14,779
Operating expenses:
Alico Citrus	4,840	10,874
Water Resources and Other Operations	551	723
Total operating expenses	5,391	11,597
Gross profit	5,614	3,182
General and administrative expenses	2,760	3,450
Income (loss) from operations	2,854	(268)
Other (expense) income:
Interest expense	(1,544)	(1,917)
Gain on sale of real estate, property and equipment and assets held for sale	25	22
Change in fair value of derivatives	—	(956)
Other expense	(76)	(13)
Total other expenses, net	(1,595)	(2,864)
Income (loss) before income taxes	1,259	(3,132)
Income tax provision (benefit)	361	(629)
Net income (loss)	898	(2,503)
Net (income) loss attributable to noncontrolling interests	(107)	36
Net income (loss) attributable to Alico, Inc. common stockholders	$791	$(2,467)
Per share information attributable to Alico, Inc. common stockholders:
Earnings (loss) per common share:
Basic	$0.11	$(0.33)
Diluted	$0.11	$(0.33)
Weighted-average number of common shares outstanding:
Basic	7,477	7,479
Diluted	7,491	7,479

Cash dividends declared per common share	$0.09	$0.06

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended December 31, 2019

	Common stock		Additional Paid-In	Treasury	Retained	Total Alico, Inc.	Non-controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Net income	—	—	—	—	791	791	107	898
Dividends	—	—	—	—	(671)	(671)	—	(671)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Stock-based compensation:
Directors	—	—	(32)	225	—	193	—	193
Executives	—	—	108	—	—	108	—	108
Balance at December 31, 2019	8,416	$8,416	$19,857	$(31,956)	$198,169	$194,486	$5,202	$199,688

For the Three Months Ended December 31, 2018

	Common stock		Additional Paid-In	Treasury	Retained	Total Alico, Inc.	Non-controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2018	8,416	$8,416	$20,126	$(7,536)	$151,111	$172,117	$5,478	$177,595
Net loss	—	—	—	—	(2,467)	(2,467)	(36)	(2,503)
Dividends	—	—	—	—	(447)	(447)	—	(447)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	14,601	14,601	—	14,601
Stock-based compensation:
Directors	—	—	(57)	295	—	238	—	238
Executives	—	—	315	—	—	315	—	315
Balance at December 31, 2018	8,416	$8,416	$20,384	$(32,817)	$162,798	$158,781	$5,442	$164,223

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended December 31,
	2019	2018
Net cash used in operating activities:
Net income (loss)	$898	$(2,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	3,609	3,458
Deferred income tax expense (benefit)	—	(629)
Gain on sale of real estate, property and equipment and assets held for sale	(25)	(22)
Change in fair value of derivatives	—	956
Impairment of long-lived assets	88	—
Impairment of right-of-use asset	87	—
Stock-based compensation expense	301	553
Other	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(1,139)	(4,298)
Inventories	(3,145)	(1,425)
Prepaid expenses	(477)	(343)
Income tax receivable	—	(469)
Other assets	(457)	—
Accounts payable and accrued liabilities	(6,213)	(5,636)
Income tax payable	361	(1,691)
Other liabilities	69	55
Net cash used in operating activities	(6,043)	(12,001)

Cash flows from investing activities:
Purchases of property and equipment	(3,541)	(3,458)
Net proceeds from sale of property and equipment and assets held for sale	42	202
Change in deposits on purchase of citrus trees	(194)	(632)
Advances on notes receivables, net	4	4
Net cash used in investing activities	(3,689)	(3,884)

Cash flows from financing activities:
Repayments on revolving lines of credit	—	(6,948)
Borrowings on revolving lines of credit	—	26,577
Principal payments on term loans	(7,132)	(2,707)
Treasury stock purchases	(238)	(25,576)
Dividends paid	(448)	(447)
Deferred financing costs	(23)	—
Net cash used in financing activities	(7,841)	(9,101)

Net decrease in cash and cash equivalents and restricted cash	(17,573)	(24,986)
Cash and cash equivalents and restricted cash at beginning of the period	23,838	32,260

Cash and cash equivalents and restricted cash at end of the period	$6,265	$7,274

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation
Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 111,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Water Resources and Other Operations. Financial results are presented based upon these two business segments.

Basis of Presentation

The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on December 5, 2019.
The Financial Statements presented in this Form 10-Q are unaudited. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2020. All intercompany transactions and account balances between the consolidated businesses have been eliminated.

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

Restricted Cash

Restricted cash is comprised of cash received from the sale of certain assets in which the use of funds is restricted. For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations. As a result, the sale proceeds can only be used to purchase like-kind citrus groves acceptable to the debt holder or to pay down existing debt obligations. During fiscal year ended September 30, 2019, the Company utilized restricted cash of $1,800,000 towards the purchase of citrus groves. Such purchases are included as part of the collateral under certain debt obligations. Additionally, in November 2019, the Company utilized restricted cash to pay down existing debt, including interest, of $4,489,000. If the remaining restricted cash is not otherwise used as of September 30, 2020, it will be used to pay down principal on Company debt. Based on the contractual uses of restricted cash, these amounts have been classified as non-current.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of December 31, 2019, and September 30, 2019, the Company had total receivables relating to sales of citrus of approximately $1,500,000 and $160,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three months ended December 31, 2019 and 2018 are as follows:

(in thousands)
	Three Months Ended December 31,
	2019	2018
Alico Citrus
Early and Mid-Season	$9,066	$11,645
Fresh Fruit	735	1,906
Other	374	346
Total	$10,175	$13,897

Water Resources and Other Operations
Land and other leasing	$663	$734
Other	167	148
Total	$830	$882

Total Revenues	$11,005	$14,779

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net income of $218,414 and a net loss of $73,502 for the three months ended December 31, 2019 and 2018, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other” (Topic 350), which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in the fiscal years beginning after December 15, 2019, including interim periods within those reporting periods. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2020.

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

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard is effective for us on October 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-19 to have a material impact on its consolidated financial statements of the Company.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires entities that sign leases as a lessee to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The Company adopted ASU 2016-02 on October 1, 2019.

The Company determines whether an arrangement is a lease at inception. The Company’s leases consist of operating lease arrangements for certain office space and IT facilitates. When these lease arrangements include lease and non-lease components, the Company accounts for lease components and non-lease components (e.g. common area maintenance) separately based on their relative standalone prices.

Any lease arrangements with an initial term of 12 months or less are not recorded on the Company’s Condensed Consolidated Balance Sheet, and it recognizes lease cost for these lease arrangements on a straight-line basis over the lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right of use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.

As most of our lease arrangements do not provide an implicit interest rate, the Company applies an incremental borrowing rate based on the information available at the commencement date of the lease arrangement to determine the present value of lease payments.

No lease costs associated with finance leases and sale-leaseback transactions occurred and our lease income associated with lessor and sublease arrangements are not material to our Condensed Consolidated Financial Statements.

Our operating leases are reported in our Condensed Consolidated Balance Sheet as follows:

(in thousands)

Operating lease components	Classification	December 31, 2019
Right-of-use assets	Other non-current assets	$376
Current lease liabilities	Other current liabilities	$175
Non-current lease liabilities	Other liabilities	$290

Our operating leases cost components are reported in our Condensed Consolidated Statement of Operations as follows:

(in thousands)
		Three Months Ended
Operating lease components	Classification	December 31, 2019
Operating lease costs	General and administration expenses	$52
Operating lease right-of-use asset impairment	Other expenses	$87

Future maturities of our operating lease obligations as of December 31, 2019 by fiscal year are as follows:

(in thousands)

2020	$189
2021	186
2022	117
2023	—
2024	—
2025 and thereafter	—
Total noncancelable future lease obligations	$492
Less: Interest	(27)
Present value of lease obligations	$465

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	December 31, 2019
Weighted-average remaining lease term	2.83	years
Weighted-average discount rate	3.89%

Cash flow information related to leases consists of the following:
(in thousands)	Three Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$511

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

Note 2. Inventories

Inventories consist of the following at December 31, 2019 and September 30, 2019:

(in thousands)	December 31,	September 30,
	2019	2019
Unharvested fruit crop on the trees	$42,572	$39,276
Other	716	867
Total inventories	$43,288	$40,143

The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2019, the Company did not record any adjustments to reduce inventory to net realizable value.

During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. During the fiscal year ended September 30, 2019, the Company received additional insurance proceeds relating to Hurricane Irma of approximately $486,000 in property and casualty claims reimbursement. There are no further property and casualty or crop insurance claims pending relating to Hurricane Irma.
The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represented the Part 1 and a portion of the Part 2 reimbursement under the three-part program. During the three months ended December 31, 2019, the Company received additional proceeds of approximately $4,466,000 under the Florida CRBG program. This represented the remaining portion of the Part 2 reimbursement under the three-part program. The timing and amount to be received under the Part 3 of the program, if any, has not been finalized. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2019 and September 30, 2019:

(in thousands)	Carrying Value
	December 31,	September 30,
	2019	2019
East Ranch	$1,442	$1,442
Total Assets Held For Sale	$1,442	$1,442

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $206,000 and realized a gain of approximately $12,000.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2019 and September 30, 2019:

(in thousands)	December 31,	September 30,
	2019	2019
Citrus trees	$284,578	$281,149
Equipment and other facilities	54,429	54,622
Buildings and improvements	8,201	8,224
Total depreciable properties	347,208	343,995
Less: accumulated depreciation and depletion	(107,471)	(104,169)
Net depreciable properties	239,737	239,826
Land and land improvements	105,835	105,822
Property and equipment, net	$345,572	$345,648

During the three months ended December 31, 2019, the Company recorded impairments of approximately $88,000 relating to the loss of citrus trees.

During the fiscal year ended September 30, 2019, the Company purchased 203 acres of citrus blocks for approximately $1,950,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the lender, PGIM Real Estate Finance, LLC (“Prudential”), agreed to accept those purchases completed through April 2019 as substitute collateral and release $1,800,000 from restricted cash, which was completed in the fourth quarter of fiscal year 2019. In the fiscal year 2019, subsequent to April 2019, there were two additional purchases of Citrus blocks for approximately $100,000 that are not included as part of the substitution collateral. In the three months ended December 31, 2019, two additional purchases of Citrus blocks for approximately $70,000 were completed.

On September 27, 2019, the Company sold approximately 5,500 acres from its West Ranch for approximately $14,775,000 and realized a gain on sale of approximately $13,033,000. Upon the sale of these acres, the lease rate pertaining to the grazing and other rights was adjusted from $98,750 to $80,000 per month, as these acres were previously being leased to a third party.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$88,125	$699	$89,688	$724
Met Variable-Rate Term Loans	43,125	321	43,844	334
Met Citree Term Loan	4,700	39	4,750	40
Pru Loans A & B	15,967	220	16,257	224
Pru Loan E	4,400	7	4,455	9
Pru Loan F	—	—	4,455	38
	156,317	1,286	163,449	1,369
Less current portion	5,130	—	5,338	—
Long-term debt	$151,187	$1,286	$158,111	$1,369

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Lines of Credit:
RLOC	$—	$153	$—	$8
WCLC	—	—	—	—
Lines of Credit	$—	$153	$—	$8

Future maturities of long-term debt as of December 31, 2019 are as follows:

(in thousands)

Due within one year	$5,130
Due between one and two years	14,715
Due between two and three years	10,535
Due between three and four years	10,535
Due between four and five years	10,535
Due beyond five years	104,867

Total future maturities	$156,317

Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended December 31,
	2019	2018
Interest expense	$1,544	$1,917
Interest capitalized	269	216
Total	$1,813	$2,133

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 3.58% per annum and 3.91% per annum as of December 31, 2019 and September 30, 2019, respectively.
The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At December 31, 2019, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the current maturity of November 1, 2019 to November 1, 2029. As part of the agreement to extend the current maturity, the interest rate will be held at the rate in effect at the time the agreement was entered into until February 2020. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 3.91% and 3.91% per annum as of December 31, 2019 and September 30, 2019, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2019.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.46% and 3.85% per annum as of December 31, 2019 and September 30, 2019, respectively. The WCLC agreement was amended on September 20, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $69,600,000 and $69,540,000 as of December 31, 2019 and September 30, 2019, respectively.
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
There were no amounts outstanding on the WCLC at December 31, 2019. The WCLC agreement provides for Rabo to issue up to $2,000,000, reduced from $20,000,000 during fiscal year 2019, in letters of credit on the Company’s behalf. As of December 31,

2019, there was approximately $399,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.
In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 and $133,000 were incurred in the three months ended December 31, 2019 and for the fiscal year ended September 30, 2019, respectively, in connection with the extension of the RLOC. All costs are included in deferred financing and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,173,000 and approximately $1,066,000 at December 31, 2019 and September 30, 2019, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $167,364,000 for the year ended September 30, 2019, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, (v) a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2019, the Company was in compliance with all of the financial covenants.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At December 31, 2019 and September 30, 2019 there was an outstanding balance of $4,700,000 and $4,750,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $39,000 and $40,000 at December 31, 2019 and September 30, 2019, respectively.

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

In November 2019, the Company prepaid Pru Note F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments will be reduced by $220,000 per annum. Pru Note E matures September 1, 2021.

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2019.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $227,000 and $271,000 at December 31, 2019 and September 30, 2019, respectively.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2019 and September 30, 2019:

(in thousands)	December 31,	September 30,
	2019	2019

Ad valorem taxes	$—	$2,117
Accrued interest	1,033	1,110
Accrued employee wages and benefits	927	2,525
Accrued dividends	672	448
Accrued contractual obligation associated with sale of real estate	—	402
Accrued harvest and haul	277	—
Consulting and separation charges	400	400
Accrued insurance	871	544
Other accrued liabilities	269	223
Total accrued liabilities	$4,449	$7,769

Note 7. Derivative Asset and Derivative Liabilities/Deferred Gain on Sale

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

The impact of adopting ASC 610 -20 was modified in the quarter ended March 31, 2019 to reflect the deferred tax impact of this adoption. The deferred tax asset related to the deferred gain on sale has been decreased by $3,704,000 with a corresponding decrease to retained earnings in the quarter ended March 31, 2019, offsetting the October 1, 2018 increase of $14,601,000 to retained earnings for the ASC 610-20 implementation (see Note 7. “Derivative Asset and Derivative Liabilities/Deferred Gain on Sale”).

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

For the three months ended December 31, 2019 and 2018, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended December 31,
	2019	2018

Net income (loss) attributable to Alico, Inc. common stockholders	$791	$(2,467)

Weighted average number of common shares outstanding - basic	7,477	7,479
Dilutive effect of equity-based awards	14	—
Weighted average number of common shares outstanding - diluted	7,491	7,479

Net income (loss) per common shares attributable to Alico, Inc. common stockholders:
Basic	$0.11	$(0.33)
Diluted	$0.11	$(0.33)

For the three months ended December 31, 2019 there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share. For the three months ended December 31, 2018, certain stock options were excluded from the diluted earnings per share because they were anti-dilutive.

Note 10. Segment Information

Segments

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Alico Citrus and Water Resources and Other Operations.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2019	2018
Revenues:
Alico Citrus	$10,175	$13,897
Water Resources and Other Operations	830	882
Total revenues	11,005	14,779

Operating expenses:
Alico Citrus	4,840	10,874
Water Resources and Other Operations	551	723
Total operating expenses	5,391	11,597

Gross profit:
Alico Citrus	5,335	3,023
Water Resources and Other Operations	279	159
Total gross profit	5,614	3,182

Depreciation, depletion and amortization:
Alico Citrus	3,437	3,287
Water Resources and Other Operations	46	50
Other Depreciation, Depletion and Amortization	126	121
Total depreciation, depletion and amortization	$3,609	$3,458

(in thousands)	December 31,	September 30,
	2019	2019
Assets:
Alico Citrus	$388,396	$401,212
Water Resources and Other Operations	15,267	15,332
Other Corporate Assets	1,406	844
Total Assets	$405,069	$417,388

Note 11. Stockholders' Equity

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

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (paid in treasury stock), and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $193,000 and $238,000 for the three months ended December 31, 2019 and 2018, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock totaled approximately $26,000 and $26,000 for the three months ended December 31, 2019 and 2018, respectively. There was approximately $43,000 and $69,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2019 and September 30, 2019, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.50 years.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants,”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the December 31, 2022 then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of December 31, 2019, the Company’s stock closed at $35.83 per share. During the three months ended December 31, 2019, the stock did not trade above $35.00 per share for twenty consecutive days. Accordingly, none of the 2020 Option Grants are vested at December 31, 2019.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of December 31, 2019, the Company’s stock was trading at $35.83 per share, and since the date of grant the stock did not trade above $40.00 per share; accordingly, none of the 2019 Option Grants are vested at December 31, 2019.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of December 31, 2019, the Company’s stock was trading at $35.83 per share, and since the date of grant the stock did not trade above $35.00 per share for a consecutive twenty days; accordingly, none of the 2018 Option Grants are vested at December 31, 2019. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of December 31, 2019, the Company’s stock was trading at $35.83 per share, and since the date of grant the stock did not trade above $60.00 per share; accordingly, none of the 2016 Option Grants are vested at December 31, 2019. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted.

Pursuant to a Settlement Agreement (described in Note 13. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Settlement Agreement will be forfeited as of such first anniversary. As of December 31, 2019, the Company’s stock was trading at $35.83 per share, and since the date of grant the stock did not trade above $35.00 per share for a consecutive twenty days; accordingly, none of the 2019 Modified Option Grants are vested at December 31, 2019. As a result of the forfeited stock options, the Company reversed $823,000 of previously recorded stock compensation expense during the year ended September 30, 2019, which is recorded as a reduction of General and Administrative expense.

Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options totaled approximately $82,000 and $289,000 for the three months ended December 31, 2019 and 2018, respectively. At December 31, 2019 and September 30, 2019, there was approximately $797,000 and $502,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.89 years.

The fair value of the 2020 and 2019 Option Grants was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different timeframes for the various market conditions being met.

2020 Option Grant

Expected Volatility	26.0%
Expected Term (in years)	3.61
Risk Free Rate	1.60%

The weighted-average grant-date fair value of the 2020 Option Grants was $3.20. There were no additional stock options granted or exercised for the three months ended December 31, 2019.

2019 Modified Option Grant

Expected Volatility	25.0%
Expected Term (in years)	1.50
Risk Free Rate	2.52%

The weighted-average grant-date fair value of the 2019 Modified Option Grant was $1.40.

2019 Option Grants

Expected Volatility	30.0%
Expected Term (in years)	4.09
Risk Free Rate	2.95%

The weighted-average grant-date fair value of the 2019 Option Grants was $7.10.

Stock Repurchase Authorizations

On October 3, 2018, the Company completed a tender offer of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. 734 Investors, who was Alico's largest stockholder from 2013 until November 12, 2019, participated in the tender offer and sold a small percentage of its holdings.

On October 10, 2019, the Board of Directors authorized the repurchase of up to 7,000 shares of the Company’s common stock from 734 Investors in a privately negotiated repurchase of shares. On October 15, 2019, the Company entered into a repurchase agreement to repurchase a total of 7,000 shares of the Company’s common stock from 734 Investors, effective October 15, 2019.

The following table illustrates the Company’s treasury stock activity for the three months ended December 31, 2019:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2019	939,632	$31,943
Purchased	7,000	238
Issued to employees and directors	(5,687)	(225)
Balance as of December 31, 2019	940,945	$31,956

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $399,000 and $460,000 at December 31, 2019 and September 30, 2019, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2019, the Company had approximately $1,922,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Note 13. Related Party Transactions

Henry R. Slack and George R. Brokaw

On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with Henry R. Slack, and George R. Brokaw. Mr. Slack previously served as the Executive Chairman of the Company, and Mr. Brokaw currently serves as the Executive Vice Chairman of the Company. The Employment Agreements provided for an annual base salary of $250,000 in the case of Mr. Slack and an annual base salary of $250,000 in the case of Mr. Brokaw.

Effective July 1, 2019, Mr. Slack resigned his employment with the Company as Executive Chairman. Effective December 31, 2019, Mr. Brokaw resigned his employment with the Company as Executive Vice Chairman. Mr. Slack and Mr. Brokaw continue to serve on the Board of the Company.

Remy W. Trafelet

As described above, on February 11, 2019 and as contemplated by the Alico Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. As of December 31, 2019, the Company has paid approximately $354,000 towards these consulting fees. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described in the immediately preceding sentence through the balance of the 24-month term.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and was not extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed approximately $0 and $154,000 for the three months ended December 31, 2019 and 2018, respectively.

Distribution of Shares by Alico’s Largest Shareholder

On November 12, 2019, 734 Investors, the Company’s largest shareholder from 2013 until November 12, 2019, distributed the 3,173,405 shares of Company common stock held by it, on a pro rata basis, to its members. We understand this share distribution was made in anticipation of the dissolution of 734 Investors. Transfers of these shares were not made pursuant to any current Alico registration statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; our ability to achieve the anticipated cost savings under the Alico 2.0 Modernization program; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; the Company's receipt of future funding from the state of Florida in connection with water retention projects; any Federal relief received in the future by the Company in connection with Hurricane Irma; any reduction in the public float resulting from repurchases of common stock by the Company; recent changes in the Equity Plan awards to Employees; continuation of the Company's dividend policy; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock or by way of future transactions; political changes and economic crises; competitive actions by other companies; changes in dividends; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the ability to secure permits for the Water Storage Contract and Project from the South Florida Water Management District; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. For the three months ended December 31, 2019, the Company generated operating revenues of approximately $11,005,000, income from operations of approximately $2,854,000, and net income attributable to common stockholders of approximately $791,000. Cash used in operating activities was approximately $6,043,000 for the three months ended December 31, 2019.

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
Water Resources and Other Operations includes activities related to sod, native plant sales, grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

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

There have been no significant changes during this reporting period to the policies and disclosures, except for the adoption of ASC 2016-02 “Leases” as noted in Note 1 “Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, and set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

See Note 1. "Basis of Presentation" to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a detailed description of recent accounting pronouncements.

Recent Developments

Federal Relief Program

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represented the Part 1 and a portion of the Part 2 reimbursement under a three-part program. In the three months ended December 31, 2019, the Company received additional proceeds of approximately $4,466,000 under the Florida CRBG program. This represented the remaining portion of the Part 2 reimbursement under a three-part program. The timing and amount to be received under the remaining portion of Part 3 of the program, if any, has not been finalized.

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

Employee and Board of Directors Matters

In December 2019, Mr. George R. Brokaw, the then Executive Vice Chairman, informed the Board of Directors that he would voluntarily step down as Executive Vice Chairman effective December 31, 2019 and that change has taken effect. Mr. Brokaw’s decision to step down as Executive Vice Chairman was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. After the effectiveness of this change, Mr. Brokaw has remained a member of the Board of Directors.

By way of action that has been taken by and at the direction of the Board of Directors, Benjamin D. Fishman, the non-employee Executive Chairman, will become the Chairman of the Board, effective as of February 27, 2020, immediately after the Annual Meeting of Shareholders.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018:

(in thousands)	Three Months Ended
	December 31,		Change
	2019	2018	$	%
Operating revenues:
Alico Citrus	$10,175	$13,897	$(3,722)	(26.8)%
Water Resources and Other Operations	830	882	(52)	(5.9)%
Total operating revenues	11,005	14,779	(3,774)	(25.5)%

Gross profit:
Alico Citrus	5,335	3,023	2,312	76.5%
Water Resources and Other Operations	279	159	120	75.5%
Total gross profit	5,614	3,182	2,432	76.4%

General and administrative expenses	2,760	3,450	(690)	(20.0)%
Income (loss) from operations	2,854	(268)	3,122	NM
Total other expenses, net	(1,595)	(2,864)	1,269	(44.3)%
Income (loss) before income taxes	1,259	(3,132)	4,391	(140.2)%
Income tax provision (benefit)	361	(629)	990	(157.4)%
Net income (loss)	898	(2,503)	3,401	(135.9)%
Net (income) loss attributable to noncontrolling interests	(107)	36	(143)	NM
Net income (loss) attributable to Alico, Inc. common stockholders	$791	$(2,467)	$3,258	(132.1)%
NM - Not meaningful

The following discussion provides an analysis of the Company's operating segments:
Alico Citrus
The table below presents key operating measures for the three months ended December 31, 2019 and 2018:

(in thousands, except per box and per pound solids data)

	Three Months Ended
	December 31,		Change
	2019	2018	Unit	%
Operating Revenues:
Early and Mid-Season	$9,066	$11,645	$(2,579)	(22.1)%
Fresh Fruit	735	1,906	(1,171)	(61.4)%
Purchase and Resale of Fruit	47	25	22	88.0%
Other	327	321	6	1.9%
Total	$10,175	$13,897	$(3,722)	(26.8)%
Boxes Harvested:
Early and Mid-Season	880	994	(114)	(11.5)%
Total Processed	880	994	(114)	(11.5)%
Fresh Fruit	95	103	(8)	(7.8)%
Total	975	1,097	(122)	(11.1)%
Pound Solids Produced:
Early and Mid-Season	4,856	5,138	(282)	(5.5)%
Total	4,856	5,138	(282)	(5.5)%
Pound Solids per Box:
Early and Mid-Season	5.52	5.17	0.35	6.8%
Price per Pound Solids:
Early and Mid-Season	$1.87	$2.27	$(0.40)	(17.6)%
Price per Box:
Fresh Fruit	$7.74	$18.48	$(10.74)	(58.1)%
Operating Expenses:
Cost of Sales	$6,627	$7,908	$(1,281)	(16.2)%
Harvesting and Hauling	2,465	2,744	(279)	(10.2)%
Purchase and Resale of Fruit	32	21	11	52.4%
Other	(4,284)	201	(4,485)	NM
Total	$4,840	$10,874	$(6,034)	(55.5)%
NM - Not meaningful
The Company sells its Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. They generally buy the citrus on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Fresh fruit is generally sold to packing houses that purchase the citrus on a per box basis. Other revenues consist of third-party grove caretaking, and the purchase and reselling of fruit.
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
The decrease in revenues for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was primarily driven by a decrease in the price per pound solids in the market place as a result of excess supply from domestic and international growers. As such, continued scrutiny and aggressive management of all costs and expenses in this pricing environment remains one of the Company’s highest priorities. Also contributing to the decrease in revenues was the Company commencing the harvest season later in the current year than in the previous year. The Company commenced its current fiscal year harvesting of its Early and Mid-Season fruit in early December, as compared to the harvesting commencing in late November in the prior harvest season. As such, the Company has harvested a smaller number of boxes in the three month period ended December 31, 2019, than in the same period of the previous year. The decrease from the reduction in price per pound solid and the smaller number of boxes being harvested is partially offset by an increase in pound solids per box of 0.35 lbs. The Company anticipates that its production will meet the pounds solids delivered last fiscal year.

The USDA, in its January 10, 2020 Citrus Crop Forecast for the 2019-20 harvest season, indicated its expectation that the Florida orange crop will increase from approximately 71,800,000 boxes for the 2018-19 crop year to approximately 74,000,000 boxes for the 2019-20 crop year, an increase of approximately 3.1%. While the Florida production is estimated to be only slightly higher than in the prior year, the Company anticipates that the reduction in the market prices will continue throughout the 2019-20 harvest season as a result of the excess supply from domestic and international growers.

The decrease in operating expenses for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, is primarily due to the receipt of proceeds in the three months ended December 31, 2019 of approximately $4,466,000 through the CRBG relating to Hurricane Irma and, to a smaller extent, a decrease in cost of sales. The decrease in cost of sales is attributable to harvesting of a smaller percentage of boxes, in relation to the estimated total boxes to be harvested for the full season, in the three months ended December 31, 2019, as compared to the same period in the prior year, leading to a smaller percentage of costs being allocated to cost of sales in the period.

Water Resources and Other Operations

The table below presents key operating measures for the three months ended December 31, 2019 and 2018:

(in thousands)
	Three Months Ended December 31,		Change
	2019	2018	$	%
Revenue From:
Land and other leasing	$663	$734	$(71)	(9.7)%
Other	167	148	19	12.8%
Total	$830	$882	$(52)	(5.9)%
Operating Expenses:
Land and other leasing	$201	$314	$(113)	(36.0)%
Water conservation	347	404	(57)	(14.1)%
Other	3	5	(2)	(40.0)%
Total	$551	$723	$(172)	(23.8)%

Land and other leasing includes lease income from a lease for grazing rights, hunting leases, a lease to a third party of an aggregate mine and leases of oil extraction rights to third parties, and farm lease revenue.

The decrease in revenues from Water Resources and Other Operations for the three months ended December 31, 2019 is primarily due to a reduction in the leased acreage relating to the cattle grazing lease. The reduction in the leased acreage was due to certain acres, which were included under this lease arrangement, being sold in September 2019, and a subsequent revision in December 2019 to the lease, whereby less acres are now being leased under this cattle grazing lease.

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

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. On September 19, 2018, the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a regional dispersed water storage project in the Caloosahatchee Watershed that has the opportunity to significantly reduce excessive Lake Okeechobee releases and storm water runoff to the Caloosahatchee Estuary, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. The project has made substantial progress toward receiving federal authorization from the US Army Corps of Engineers which includes consultation with US Fish & Wildlife Service and the Tribes of Florida. The approved Florida budget for the state’s 2019/2020 fiscal year included funding for the Program. Operating expenses were approximately $347,000 and $404,000 for the three months ended December 31, 2019 and 2018, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended December 31, 2019 totaled approximately $2,760,000, compared to approximately $3,450,000 for the three months ended December 31, 2018. The decrease was attributable in large part to (i) a reduction in professional fees of approximately $500,000 relating to corporate matters incurred in the three months ended December 31, 2018, (ii) a reduction in rent expense of approximately $150,000 as a result of the Company not renewing its lease for office space in New York City, and (iii) a reduction in stock compensation expense of approximately $207,000 as a result of a former senior executive forfeiting his stock options during fiscal year 2019 as part of the settled litigation. These decreases were partially offset by an increase in separation agreement expense and pension expense.

Other Expenses, net

Other expense, net, for the three months ended December 31, 2019 and December 31, 2018 was approximately $1,595,000 and approximately $2,864,000, respectively. The decrease in the net expense is primarily due to the fact that, during the three months ended December 31, 2018, the Company recorded an expense of $956,000 relating to the change in fair value of the derivative asset and derivative liabilities. Additionally, the Company recorded less interest expense of approximately $373,000 as a result of borrowing less funds under its line of credit in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, along with the reduction of its long-term debt attributable to making its mandatory principal payments.

Income Taxes

The income tax provision (benefit) was approximately $361,000 and $(629,000) for the three months ended December 31, 2019 and 2018, respectively. The tax provision for the three months ended December 31, 2019 primarily resulted from the Company generating net income, while for the three months ended December 31, 2018, the Company had generated a net loss.

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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,
	2019	2018	Change
Cash and cash equivalents and restricted cash	$6,265	$7,274	$(1,009)
Total current assets	$53,654	$55,674	$(2,020)
Total current liabilities	$22,992	$28,204	$(5,212)
Working capital	$30,662	$27,470	$3,192
Total assets	$405,069	$408,754	$(3,685)
Principal amount of term loans and lines of credit	$156,317	$193,956	$(37,639)
Current ratio	2.33 to 1	1.97 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $69,600,000 is available for general use as of December 31, 2019, and a $25,000,000 revolving line of credit, all of which is available for general use as of December 31, 2019 (see Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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

Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2019 and 2018:

(in thousands)	Three Months Ended December 31,
	2019	2018	Change
Net income (loss)	$898	$(2,503)	$3,401
Depreciation, depletion and amortization	3,609	3,458	151
Deferred income tax expense (benefit)	—	(629)	629
Gain on sale of real estate, property and equipment and assets held for sale	(25)	(22)	(3)
Change in fair value of derivatives	—	956	(956)
Impairment of long-lived assets	88	—	88
Impairment of right-of-use asset	87	—	87
Stock-based compensation expense	301	553	(252)
Other	—	(7)	7
Change in working capital	(11,001)	(13,807)	2,806
Net cash used in operating activities	$(6,043)	$(12,001)	$5,958

The decrease in net cash used in operating activities for the three months ended December 31, 2019, as compared to the same period in 2018, was primarily due to (i) an increase in net income, which was primarily driven by the receipt of $4,466,000 in federal disaster relief funds relating to Hurricane Irma, and (ii) an increase in working capital, which is due to a decrease in accounts receivable as a result of market prices for citrus being lower, and an increase in income taxes payable, due to the increase in net income.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters, as sales of its harvested citrus are made.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used In Investing Activities for the three months ended December 31, 2019 and 2018:

(in thousands)	Three Months Ended December 31,
	2019	2018	Change
Capital expenditures:
Citrus trees	$(3,349)	$(2,971)	$(378)
Equipment and other	(158)	(487)	329
Other	(34)	—	(34)
Total	(3,541)	(3,458)	(83)

Net proceeds from sale of property and equipment and assets held for sale	42	202	(160)
Change in deposits on purchase of citrus trees	(194)	(632)	438
Advances on notes receivables, net	4	4	—
Net cash used in investing activities	$(3,689)	$(3,884)	$195

The slight decrease in net cash used in investing activities for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, was primarily due to the net effect of a reduction in the change in deposits made on the purchase of citrus trees as a result of the Company previously making deposits on citrus trees which substantially support the plantings anticipated for fiscal 2020. This was partially offset by less proceeds being on sales of sale of property and equipment and assets held for sale and an increase in capital expenditures.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the three months ended December 31, 2019 and 2018:

(in thousands)	Three Months Ended December 31,
	2019	2018	Change
Repayments on revolving lines of credit	$—	$(6,948)	$6,948
Borrowings on revolving lines of credit	—	26,577	(26,577)
Principal payments on term loans	(7,132)	(2,707)	(4,425)
Treasury stock purchases	(238)	(25,576)	25,338
Dividends paid	(448)	(447)	(1)
Deferred financing costs	(23)	—	(23)
Net cash used in financing activities	$(7,841)	$(9,101)	$1,260

The decrease in net cash used in financing activities for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, was primarily due to the Company purchasing its common shares through a tender offer in October 2018 for an aggregate approximate amount of $25,576,000, which was partially offset by increased net borrowings of $19,629,000 under its line of credit for the quarter ended December 31, 2018, and prepayment of one of its long-term debt obligations in November 2019 in the amount of $4,455,000.

Alico had no amount outstanding on its revolving lines of credit as of December 31, 2019.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of December 31, 2019, there was approximately $399,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2019, the Company had approximately $1,922,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on December 5, 2019.

Item 4. Controls and Procedures

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

During the fiscal quarter ended December 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on December 5, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this Quarterly Report on form 10-Q.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/01/2019 - 10/31/2019	7,000	$33.95	—	—
11/01/2019 - 11/30/2019	—	—	—	—
12/01/2019 - 12/31/2019	—	—	—	—
Total	7,000	$33.95	—	—

(1) On October 10, 2019, the Board of Directors authorized the repurchase of up to 7,000 shares of the Company's common stock from 734 Investors in a privately negotiated repurchase of shares. The Company entered into a repurchase agreement with 734 Investors to repurchase 7,000 shares of the Company's common stock on October 15, 2019.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosure.
Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.5 of the Company's quarterly report on Form 10-Q, filed with the SEC on August 6, 2019)
10.1*
Employment Agreement dated December 2, 2019 between Alico, Inc. and Richard Rallo (incorporated by reference to Exhibit 10.37 to Alico's Annual Report on Form 10-K filed with the SEC on December 5, 2019)

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

ALICO, INC. (Registrant)

February 6, 2020	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 6, 2020	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)