Form 10-Q
period 2020-03-31
ALICO, INC.
filed 2020-05-11
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended	March 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
	from____________________	to_________________________
Commission File Number: 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida			59-0906081
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court

Suite 100	Fort Myers	FL	33913
(Address of principal executive offices)			(Zip Code)

(239)	226-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	Nasdaq Global Select Market

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

There were 7,486,108 shares of common stock outstanding at May 8, 2020.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2020 and 2019

PART I
Item 1. Condensed Consolidated Financial Statements

ALICO, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,407	$18,630
Accounts receivable, net	4,385	713
Inventories	28,503	40,143
Assets held for sale	1,366	1,442
Prepaid expenses and other current assets	1,521	1,049
Total current assets	116,182	61,977

Restricted cash	3,671	5,208
Property and equipment, net	347,816	345,648
Goodwill	2,246	2,246
Other non-current assets	2,369	2,309
Total assets	$472,284	$417,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,154	$4,163
Accrued liabilities	4,943	7,769
Long-term debt, current portion	5,130	5,338
Deferred retirement obligations	5,226	5,226
Income taxes payable	2,660	5,536
Other current liabilities	554	919
Total current liabilities	23,667	28,951

Long-term debt:
Principal amount, net of current portion	148,499	158,111
Less: deferred financing costs, net	(1,240)	(1,369)
Long-term debt less current portion and deferred financing costs, net	147,259	156,742
Lines of credit	66,714	—
Deferred income tax liabilities, net	31,298	32,125
Other liabilities	278	172
Total liabilities	269,216	217,990
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,479,671 and 7,476,513 shares outstanding at March 31, 2020 and September 30, 2019, respectively	8,416	8,416
Additional paid in capital	20,174	19,781
Treasury stock, at cost, 936,474 and 939,632 shares held at March 31, 2020 and September 30, 2019, respectively	(31,784)	(31,943)
Retained earnings	201,065	198,049
Total Alico stockholders' equity	197,871	194,303
Noncontrolling interest	5,197	5,095
Total stockholders' equity	203,068	199,398
Total liabilities and stockholders' equity	$472,284	$417,388
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Operating revenues:
Alico Citrus	$49,801	$47,823	$59,976	$61,720
Water Resources and Other Operations	714	698	1,544	1,580
Total operating revenues	50,515	48,521	61,520	63,300
Operating expenses:
Alico Citrus	43,518	31,582	48,358	42,456
Water Resources and Other Operations	380	625	931	1,348
Total operating expenses	43,898	32,207	49,289	43,804
Gross profit	6,617	16,314	12,231	19,496
General and administrative expenses	2,953	4,654	5,713	8,104
Income from operations	3,664	11,660	6,518	11,392
Other income (expense), net:
Interest expense	(1,452)	(1,963)	(2,996)	(3,880)
Gain on sale of real estate, property and equipment and assets held for sale	2,838	1	2,863	23
Change in fair value of derivatives	—	(33)	—	(989)
Other income (expense)	12	23	(64)	10
Total other income (expense), net	1,398	(1,972)	(197)	(4,836)
Income before income taxes	5,062	9,688	6,321	6,556
Income tax provision	1,496	2,228	1,857	1,599
Net income	3,566	7,460	4,464	4,957
Net loss (income) attributable to noncontrolling interests	5	87	(102)	123
Net income attributable to Alico, Inc. common stockholders	$3,571	$7,547	$4,362	$5,080
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.48	$1.01	$0.58	$0.68
Diluted	$0.48	$1.01	$0.58	$0.68
Weighted-average number of common shares outstanding:
Basic	7,480	7,463	7,478	7,471
Diluted	7,496	7,469	7,494	7,506

Cash dividends declared per common share	$0.09	$0.06	$0.18	$0.12

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended March 31, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2019	8,416	$8,416	$19,857	$(31,956)	$198,169	$194,486	$5,202	$199,688
Net income (loss)	—	—	—	—	3,571	3,571	(5)	3,566
Dividends ($0.09/share)	—	—	—	—	(675)	(675)	—	(675)
Stock-based compensation:
Directors	—	—	(10)	172	—	162	—	162
Executives	—	—	327	—	—	327	—	327
Balance at March 31, 2020	8,416	$8,416	$20,174	$(31,784)	$201,065	$197,871	$5,197	$203,068

For the Six Months Ended March 31, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Net income	—	—	—	—	4,362	4,362	102	4,464
Dividends ($0.18/share)	—	—	—	—	(1,346)	(1,346)	—	(1,346)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Stock-based compensation:
Directors	—	—	(42)	397	—	355	—	355
Executives	—	—	435	—	—	435	—	435
Balance at March 31, 2020	8,416	$8,416	$20,174	$(31,784)	$201,065	$197,871	$5,197	$203,068

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

For the Three Months Ended March 31, 2019

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2018	8,416	$8,416	$20,384	$(32,817)	$159,094	$155,077	$5,442	$160,519
Net income (loss)	—	—	—	—	7,547	7,547	(87)	7,460
Dividends ($0.06/share)	—	—	—	—	(448)	(448)	—	(448)
Stock-based compensation:								—
Directors	—	—	(83)	321	—	238	—	238
Executives	—	—	255	—	—	255	—	255
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)
Balance at March 31, 2019	8,416	$8,416	$19,733	$(32,496)	$166,193	$161,846	$5,355	$167,201

For the Six Months Ended March 31, 2019

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2018	8,416	$8,416	$20,126	$(7,536)	$151,111	$172,117	$5,478	$177,595
Net income (loss)	—	—	—	—	5,080	5,080	(123)	4,957
Dividends ($0.12/share)	—	—	—	—	(895)	(895)	—	(895)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	10,897	10,897	—	10,897
Stock-based compensation:
Directors	—	—	(140)	616	—	476	—	476
Executives	—	—	570	—	—	570	—	570
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)
Balance at March 31, 2019	8,416	$8,416	$19,733	$(32,496)	$166,193	$161,846	$5,355	$167,201

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended March 31,
	2020	2019
Net cash provided by operating activities:
Net income	$4,464	$4,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,199	6,951
Deferred income tax (benefit) expense	(827)	73
Gain on sale of real estate, property and equipment and assets held for sale	(2,863)	(23)
Change in fair value of derivatives	—	989
Impairment of long-lived assets	723	—
Impairment of right-of-use asset	87	—
Stock-based compensation expense	790	223
Other	(36)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(3,672)	(11,453)
Inventories	11,640	4,922
Prepaid expenses	(234)	92
Other assets	(387)	—
Accounts payable and accrued liabilities	(2,061)	370
Income tax payable	(2,876)	(852)
Other liabilities	(259)	(130)
Net cash provided by operating activities	11,688	6,068

Cash flows from investing activities:
Purchases of property and equipment	(9,960)	(9,524)
Net proceeds from sale of property and equipment and assets held for sale	2,994	202
Change in deposits on purchase of citrus trees	(57)	(515)
Deposit on purchase of citrus grove	(25)	—
Advances on notes receivables, net	87	50
Net cash used in investing activities	(6,961)	(9,787)

Cash flows from financing activities:
Repayments on revolving lines of credit	(18,805)	(41,360)
Borrowings on revolving lines of credit	85,519	63,637
Principal payments on term loans	(9,820)	(5,437)
Treasury stock purchases	(238)	(25,576)
Payment on termination of sugarcane agreement	—	(11,300)
Dividends paid	(1,120)	(895)
Deferred financing costs	(23)	—
Net cash provided by (used in) financing activities	55,513	(20,931)

Net increase (decrease) in cash and cash equivalents and restricted cash	60,240	(24,650)
Cash and cash equivalents and restricted cash at beginning of the period	23,838	32,260

Cash and cash equivalents and restricted cash at end of the period	$84,078	$7,610
See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation
Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 110,000 acres of land throughout Florida, including approximately 90,000 acres of mineral rights. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Water Resources and Other Operations. Financial results are presented based upon these two business segments.

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
The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.
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

Principles of Consolidation

The Financial Statements include the accounts of Alico and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings, LLC and subsidiaries, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC (“Citree”). The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash is comprised of cash received from the sale of certain assets in which the use of funds is restricted and certain cash receipts from the sale of property which was being held specifically for the purpose of deferring a tax impact on the gain on sale of the property.

For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations. As a result, the sale proceeds are only permitted to be used to purchase like-kind citrus groves acceptable to the debt holder or to pay down existing debt obligations and thus are included in restricted cash. During the fiscal year ended September 30, 2019, the Company utilized restricted cash of $1,800,000 towards the purchase of citrus groves. Such purchases are included as part of the collateral under certain debt obligations. Additionally, in November 2019, the Company utilized restricted cash to pay down existing debt, including outstanding interest on such debt, $4,489,000. If the remaining restricted cash is not otherwise used as of September 30, 2020, it will need to be used to pay down principal on Company debt.

In March 2020, the Company sold certain sections of the East     Ranch, from which the Company received net cash proceeds (through its qualified intermediary) of approximately $2,952,000. The Company used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020 (See Note 14.” Subsequent Events”), which will allow the Company to defer substantially all of the tax impact of the gain on sale of the ranch land.

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, leasing revenue and other water and resource revenues. The majority of the revenue is generated from the sale of citrus fruit to processing facilities and fresh fruit sales. The Company recognizes revenue at the amount it expects to be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and when the Company has a right to payment.

The Company has identified one performance obligation as the delivery of fruit to the processing facility of the customer (or harvesting of the citrus in the case of fresh fruit) for each separate variety of fruit identified in the contract. The Company initially recognizes revenue in an amount which is estimated based on contractual and market prices, including if such market price falls within the range (known as “floor” and “ceiling” prices) identified in the specific contracts. Additionally, the Company also has a contractual agreement whereby revenue is determined based on applying a cost-plus structure methodology. As such, since these contracts contain elements of variable consideration, the Company recognizes this variable consideration by using the expected value method. On a quarterly basis, management reviews the reasonableness of the revenues accrued based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues at the close of the harvesting season can result in either an increase or decrease to reported revenues. During the periods presented, no material adjustments were made to the reported citrus revenues.

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of March 31, 2020, and September 30, 2019, the Company had total receivables relating to sales of citrus of approximately $4,183,000 and $160,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and six months ended March 31, 2020 and 2019 are as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Alico Citrus
Early and Mid-Season	$22,237	$27,929	$31,303	$39,574
Valencias	25,810	18,746	25,810	18,746
Fresh Fruit	802	671	1,537	2,577
Other	952	477	1,326	823
Total	$49,801	$47,823	$59,976	$61,720

Water Resources and Other Operations
Land and other leasing	$679	$658	$1,342	$1,392
Other	35	40	202	188
Total	$714	$698	$1,544	$1,580

Total Revenues	$50,515	$48,521	$61,520	$63,300

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $11,000 and $177,000 for the three months ended March 31, 2020 and 2019, respectively, and had a net income of approximately $208,000 and a net loss of $251,000 for the six months ended March 31, 2020 and 2019, respectively, of which 51% is attributable to the Company. The shift to net income for the six months ended March 31, 2020 was the result of reimbursements received under the federal relief program relating to Hurricane Irma aggregating approximately $493,000.

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

The Company determines whether an arrangement is a lease at inception. The Company’s leases consist of operating lease arrangements for certain office space and IT facilities. When these lease arrangements include lease and non-lease components, the Company accounts for lease components and non-lease components (e.g. common area maintenance) separately based on their relative standalone prices.

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

Our operating leases are reported in our Condensed Consolidated Balance Sheet as follows:

(in thousands)

Operating lease components	Classification	March 31, 2020
Right-of-use assets	Other non-current assets	$329
Current lease liabilities	Other current liabilities	$167
Non-current lease liabilities	Other liabilities	$252

Our operating leases cost components are reported in our Condensed Consolidated Statement of Operations as follows:

(in thousands)
		Three Months Ended	Six Months Ended
Operating lease components	Classification	March 31, 2020	March 31, 2020
Operating lease costs	General and administrative expenses	$52	$104
Operating lease right-of-use asset impairment	Other expense	$—	$87

Future maturities of our operating lease obligations as of March 31, 2020 by fiscal year are as follows:

(in thousands)

2020	$82
2021	169
2022	175
2023	15
Total noncancelable future lease obligations	$441
Less: Interest	(22)
Present value of lease obligations	$419

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	March 31, 2020
Weighted-average remaining lease term	2.58	years
Weighted-average discount rate	3.89%

Cash flow information related to leases consists of the following:
(in thousands)	Six Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$511

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. To date, the Company has experienced no adverse impact from this pandemic.

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

Note 2. Inventories

Inventories consist of the following at March 31, 2020 and September 30, 2019:

(in thousands)	March 31,	September 30,
	2020	2019
Unharvested fruit crop on the trees	$27,054	$39,276
Other	1,449	867
Total inventories	$28,503	$40,143

The Company records its inventory at the lower of cost or net realizable value. For the three and six months ended March 31, 2020, the Company did not record any adjustments to reduce inventory to net realizable value.

During the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. During the fiscal year ended September 30, 2019, the Company received additional insurance proceeds relating to Hurricane Irma of approximately $486,000 in property and casualty claims reimbursement. There are no further property and casualty or crop insurance claims pending relating to Hurricane Irma. These insurance proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represented Part 1 and a portion of Part 2 reimbursement under the three-part program. During the six months ended March 31, 2020, the Company received additional proceeds of approximately $4,629,000 under the Florida CRBG program. This represented the remaining portion of Part 2 reimbursement under the three-part program. The timing and amount to be received under Part 3 of the program, if any, has not been finalized. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2020 and September 30, 2019:

(in thousands)	Carrying Value
	March 31,	September 30,
	2020	2019
East Ranch	$1,366	$1,442
Total Assets Held for Sale	$1,366	$1,442

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,952,000 and realized a gain of approximately $2,838,000.

During the fiscal year ended September 30, 2019, the Company sold certain trailers for approximately $47,000, and reclassified the remaining Assets Held for Sale to property and equipment, as management has determined not to offer for sale the remaining trailers.

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $206,000 and realized a gain of approximately $12,000.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2020 and September 30, 2019:

(in thousands)	March 31,	September 30,
	2020	2019
Citrus trees	$287,238	$281,149
Equipment and other facilities	56,216	54,622
Buildings and improvements	8,189	8,224
Total depreciable properties	351,643	343,995
Less: accumulated depreciation and depletion	(109,662)	(104,169)
Net depreciable properties	241,981	239,826
Land and land improvements	105,835	105,822
Property and equipment, net	$347,816	$345,648

During the six months ended March 31, 2020 and fiscal year ended September 30, 2019, the Company recorded impairments of approximately $723,000 and $244,000, respectively, relating to the loss of citrus trees.

During the fiscal year ended September 30, 2019, the Company purchased 203 acres of citrus blocks for approximately $1,950,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the lender, PGIM Real Estate Finance, LLC (“Prudential”), agreed to accept those purchases completed through April 2019 as substitute collateral and release $1,800,000 from restricted cash, which was completed in the fourth quarter of fiscal year 2019. In the fiscal year ended September 30, 2019, subsequent to April 2019, there were two additional purchases of Citrus blocks for approximately $100,000 that are not included as part of the substitution collateral. In the six months ended March 31, 2020, two additional purchases of Citrus blocks for approximately $70,000 were completed.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$86,563	$672	$89,688	$724
Met Variable-Rate Term Loans	42,406	309	43,844	334
Met Citree Term Loan	4,638	38	4,750	40
Pru Loans A & B	15,677	221	16,257	224
Pru Loan E	4,345	—	4,455	9
Pru Loan F	—	—	4,455	38
	153,629	1,240	163,449	1,369
Less current portion	5,130	—	5,338	—
Long-term debt	$148,499	$1,240	$158,111	$1,369

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net

Lines of Credit:
RLOC	$20,000	$149	$—	$8
WCLC	46,714	—	—	—
Lines of Credit	$66,714	$149	$—	$8

Future maturities of long-term debt and lines of credit as of March 31, 2020 are as follows:

(in thousands)

Due within one year	$5,130
Due between one and two years	61,374
Due between two and three years	10,535
Due between three and four years	10,535
Due between four and five years	10,535
Due beyond five years	122,234

Total future maturities	$220,343

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Interest expense	$1,452	$1,963	$2,996	$3,880
Interest capitalized	303	229	572	445
Total	$1,755	$2,192	$3,568	$4,325

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 3.43% per annum and 3.91% per annum as of March 31, 2020 and September 30, 2019, respectively.

The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At March 31, 2020, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.
In March 2020, as a precautionary measure, the Company drew down an aggregate of $70,000,000 on its revolving credit facilities; $20,000,000 on its RLOC and $50,000,000 on its WCLC. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak.
The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the current maturity of November 1, 2019 to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 3.43% and 3.91% per annum as of March 31, 2020 and September 30, 2019, respectively. There was $20,000,000 and $0 outstanding on the RLOC at March 31, 2020 and September 30, 2019, respectively. Availability under the RLOC was $5,000,000 and $25,000,000 as of March 31, 2020 and September 30, 2019, respectively.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 3.33% and 3.85% per annum as of March 31, 2020 and September 30, 2019, respectively. The WCLC agreement was amended on September 20, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. The WCLC agreement provides for Rabo to issue up to $2,000,000, reduced from $20,000,000 during fiscal year 2019, in letters of credit on the Company’s behalf. As of March 31, 2020, there was approximately $399,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.
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
There was $46,714,000 and $0 outstanding on the WCLC at March 31, 2020 and September 30, 2019, respectively. Availability under the WCLC was approximately $22,887,000 and $69,540,000 as of March 31, 2020 and September 30, 2019, respectively.
In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 and $133,000 were incurred in the six months ended March 31, 2020 and for the fiscal year ended September 30, 2019, respectively, in connection with the extension of the RLOC. All costs are included in deferred financing and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,130,000 and approximately $1,066,000 at March 31, 2020 and September 30, 2019, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $167,364,000 for the year ended September 30, 2019, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2020, the Company was in compliance with all of the financial covenants.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At March 31, 2020 and September 30, 2019 there was an outstanding balance of $4,638,000 and $4,750,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $38,000 and $40,000 at March 31, 2020 and September 30, 2019, respectively.

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

Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. On February 15, 2015, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip Citrus”) made a prepayment of $750,000. In addition, the Company made prepayments of approximately $4,453,000 in the second fiscal quarter of 2018 with proceeds from the sale of certain properties, which were collateralized under these loans. The Company may prepay up to $5,000,000 of principal without penalty. As such, the Company exceeded the allowed $5,000,000 prepayment by approximately $203,000 and was required to make a premium payment of approximately $22,000. The loans are collateralized by approximately 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.

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

In November 2019, the Company prepaid Pru Note F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments were reduced by $220,000 per annum. Pru Note E matures September 1, 2021.

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2020.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $221,000 and $271,000 at March 31, 2020 and September 30, 2019, respectively.
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2020 and September 30, 2019:

(in thousands)	March 31,	September 30,
	2020	2019

Ad valorem taxes	$692	$2,117
Accrued interest	1,063	1,110
Accrued employee wages and benefits	1,372	2,525
Accrued dividends	673	448
Accrued contractual obligation associated with sale of real estate	—	402
Accrued harvest and haul	431	—
Consulting and separation charges	346	400
Accrued insurance	—	544
Other accrued liabilities	366	223
Total accrued liabilities	$4,943	$7,769

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

Note 8. Income Taxes

In October 2019, the Internal Revenue Service concluded its audit of the September 30, 2015 tax year with no changes. The Federal and state filings remain subject to examination by tax authorities for tax periods ending after September 30, 2015.

The impact of adopting ASC 610-20 was modified in the quarter ended March 31, 2019 to reflect the deferred tax impact of this adoption. The deferred tax asset related to the deferred gain on sale has been decreased by $3,704,000 with a corresponding decrease to retained earnings in the quarter ended March 31, 2019, offsetting the October 1, 2018 increase to retained earnings for the ASC 610-20 implementation (see Note 7. “Derivative Asset and Derivative Liabilities/Deferred Gain on Sale”).

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense, and accelerated the timeframe for refunds of AMT credit carryovers. The Company does not expect the CARES Act will have any material impact on the Company’s cash tax liability or financial condition.

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

For the three and six months ended March 31, 2020 and 2019, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Net income attributable to Alico, Inc. common stockholders	$3,571	$7,547	$4,362	$5,080

Weighted average number of common shares outstanding - basic	7,480	7,463	7,478	7,471
Dilutive effect of equity-based awards	16	6	16	35
Weighted average number of common shares outstanding - diluted	7,496	7,469	7,494	7,506

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$0.48	$1.01	$0.58	$0.68
Diluted	$0.48	$1.01	$0.58	$0.68

For the three and six months ended March 31, 2020 there were anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

For the three and six months ended March 31, 2019, equity awards are comprised of 227,500 stock options granted to Executive Officers, after taking into effect the forfeitures of 832,500 stock options (see Note 11. "Stockholders Equity").

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues:
Alico Citrus	$49,801	$47,823	$59,976	$61,720
Water Resources and Other Operations	714	698	1,544	1,580
Total revenues	50,515	48,521	61,520	63,300

Operating expenses:
Alico Citrus	43,518	31,582	48,358	42,456
Water Resources and Other Operations	380	625	931	1,348
Total operating expenses	43,898	32,207	49,289	43,804

Gross profit:
Alico Citrus	6,283	16,241	11,618	19,264
Water Resources and Other Operations	334	73	613	232
Total gross profit	6,617	16,314	12,231	19,496

Depreciation, depletion and amortization:
Alico Citrus	3,416	3,334	6,853	6,621
Water Resources and Other Operations	46	37	92	87
Other Depreciation, Depletion and Amortization	128	122	254	243
Total depreciation, depletion and amortization	$3,590	$3,493	$7,199	$6,951

(in thousands)	March 31,	September 30,
	2020	2019
Assets:
Alico Citrus	$452,581	$401,212
Water Resources and Other Operations	18,325	15,332
Other Corporate Assets	1,378	844
Total Assets	$472,284	$417,388

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $162,000 and $355,000 for the three and six months ended March 31, 2020, and approximately $238,000 and $476,000 for the three and six months ended March 31, 2019, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock totaled approximately $26,000 and $52,000 for the three and six months ended March 31, 2020, and approximately $26,000 and $52,000 for the three and six months ended March 31, 2019, respectively. There was approximately $17,000 and $69,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2020 and September 30, 2019, respectively. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.20 years.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants,”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022 then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2020, the Company’s stock closed at $31.04 per share. During the six months ended March 31, 2020 the stock did trade above $35.00 per share for twenty consecutive days; accordingly, 25% of the 2020 Option Grants are vested at March 31, 2020 and the corresponding stock option expense was recognized during the three months ended March 31, 2020.

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

The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2020, the Company’s stock was trading at $31.04 per share, and since the date of grant the stock did not trade above $40.00 per share; accordingly, none of the 2019 Option Grants are vested at March 31, 2020 and the corresponding stock option expense was recognized during the three months ended March 31, 2020.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2020, the Company’s stock was trading at $31.04 per share. During the six months ended March 31, 2020, the stock did trade above $35.00 per share for a consecutive twenty days; accordingly, 25% of Mr. Kiernan's 2018 Option Grants are vested at March 31, 2020 and the corresponding stock option expense was recognized during the three months ended March 31, 2020. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of March 31, 2020, the Company’s stock was trading at $31.04 per share, and since the date of grant the stock did not trade above $60.00 per share; accordingly, none of the 2016 Option Grants are vested at March 31, 2020. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted.

Pursuant to an Alico Settlement Agreement dated February 11, 2019 (described in Note 13. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Alico Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Alico Settlement Agreement will be forfeited as of such first anniversary. As of March 31, 2020, the Company’s stock was trading at $31.04 per share. During the six months ended March 31, 2020, the stock did trade above $35.00 per share for a consecutive twenty days; accordingly, 26,250 stock options from the 2019 Modified Option Grants are vested at March 31, 2020. However, since the stock did not trade above $40.00 per share for a consecutive twenty days by the first anniversary of the date of the Alico Settlement Agreement, 26,250 stock options from the 2019 Modified Option Grants were forfeited. As a result of the forfeited stock options relating to the 2016 Option Grants and 2018 Option Grants, the Company reversed $823,000 of previously recorded stock compensation expense during the year ended September 30, 2019, which is recorded as a reduction of General and Administrative expense.

Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options totaled approximately $301,000 and $383,000 for the three and six months ended March 31, 2020, respectively, and $229,000 and $518,000 for the three and six months ended March 31, 2019, respectively. At March 31, 2020 and September 30, 2019, there was approximately $496,000 and $502,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.72 years.

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

The weighted-average grant-date fair value of the 2020 Option Grants was $3.20. There were no additional stock options granted or exercised for the six months ended March 31, 2020.

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

The following table illustrates the Company’s treasury stock activity for the six months ended March 31, 2020:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2019	939,632	$31,943
Purchased	7,000	238
Issued to employees and directors	(10,158)	(397)
Balance as of March 31, 2020	936,474	$31,784

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $399,000 and $460,000 at March 31, 2020 and September 30, 2019, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no other current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2020, the Company had approximately $2,288,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Note 13. Related Party Transactions

Henry R. Slack and George R. Brokaw

On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with Henry R. Slack, and George R. Brokaw. Mr. Slack previously served as the Executive Chairman of the Company, and Mr. Brokaw previously served as the Executive Vice Chairman of the Company. The Employment Agreements provided for an annual base salary of $250,000 in the case of Mr. Slack and an annual base salary of $250,000 in the case of Mr. Brokaw.

Effective July 1, 2019, Mr. Slack resigned his employment with the Company as Executive Chairman. Effective December 31, 2019, Mr. Brokaw resigned his employment with the Company as Executive Vice Chairman. Mr. Slack and Mr. Brokaw continue to serve on the Board of the Company.

Remy W. Trafelet

On February 11, 2019, as contemplated by a settlement agreement between the Company, certain members of the Board of Directors, Mr. Trafelet, and certain third parties affiliated with Mr. Trafelet (the “Alico Settlement Agreement”) Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. As of March 31, 2020, the Company has paid approximately $453,000 towards these consulting fees. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described above through the balance of the 24-month term.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and was not extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed $0 for the three and six months ended March 31, 2020, and expensed $0 and approximately $147,000 for the three and six months ended March 31, 2019, respectively.

Distribution of Shares by Alico’s Largest Shareholder

On November 12, 2019, 734 Investors, the Company’s largest shareholder from 2013 until November 12, 2019, distributed the 3,173,405 shares of Company common stock held by it, on a pro rata basis, to its members. The Company understands this share distribution was made in anticipation of the dissolution of 734 Investors. Transfers of these shares were not made pursuant to any current Alico registration statement.

Note 14. Subsequent Events

On May 4, 2020, the Company purchased 334 acres of citrus grove property for approximately $2,850,000. This purchase was identified as a like-kind asset, which was coordinated with the sale of certain sections of the East Ranch to allow the Company to defer the taxes relating to the gain on the sale of these certain sections (see Note 1. Description of Business and Basis of Presentation - Restricted Cash).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; the Company's receipt of future funding from the state of Florida in connection with water retention projects; impact of the coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force and the labor force of our competitors and access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by the Company; changes in equity awards to employees; any increase in public float resulting from the distribution by 734 Investors of its shares to its members; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock or by way of future transactions; political changes and economic crises; competitive actions by other companies; risks related to the duration and severity of the COVID-19 outbreak and its impact on the Company’s business; the impact of the COVID-19 outbreak on the U.S. and global economies and financial market; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the ability to secure permits for the Water Storage Contract and Project from the South Florida Water Management District; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact on concentration of sales to one customer; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. For the three and six months ended March 31, 2020, the Company generated operating revenues of approximately $50,515,000 and $61,520,000, respectively, income from operations of approximately $3,664,000 and $6,518,000, respectively, and net income attributable to common stockholders of approximately $3,571,000 and $4,362,000, respectively. Cash provided by operating activities was approximately $11,688,000 for the six months ended March 31, 2020.

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

There have been no significant changes during this reporting period to the policies and disclosures, except for the adoption of ASC 2016-02 “Leases” as noted in Note 1 “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, and set forth in Part II, Item 7 in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

See Note 1. “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a detailed description of recent accounting pronouncements.

Recent Developments

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including certain agriculture businesses.

During March 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company has implemented several measures that we believe will ensure sufficient liquidity for the next several months, including drawing down an aggregate of $70,000,000 on its revolving credit facilities. Additionally, for the protection of our employees per the Centers For Disease Control and Prevention (CDC) guidelines, the Company has arranged to have the majority of office personnel work remotely, has taken steps to allow our field workers greater separation and has worked with its harvest, haulers and suppliers to minimize interactions. The Company continues to assess the situation on a daily basis.

To date, the Company has experienced no adverse impacts from this pandemic.

Federal Relief Program

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represented Part 1 and a portion of Part 2 reimbursement under a three-part program. In the six months ended March 31, 2020, the Company received additional proceeds of approximately $4,629,000 under the Florida CRBG program. This represented the remaining portion of Part 2 reimbursement under a three-part program. The timing and amount to be received under the remaining portion of Part 3 of the program, if any, has not been finalized.

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

By way of action that has been taken by and at the direction of the Board of Directors, Benjamin D. Fishman, the non-employee Executive Chairman, became the Chairman of the Board, effective as of February 27, 2020, immediately after the Annual Meeting of Shareholders. Mr. Fishman remains a non-employee.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Operating revenues:
Alico Citrus	$49,801	$47,823	$1,978	4.1%	$59,976	$61,720	$(1,744)	(2.8)%
Water Resources and Other Operations	714	698	16	2.3%	1,544	1,580	(36)	(2.3)%
Total operating revenues	50,515	48,521	1,994	4.1%	61,520	63,300	(1,780)	(2.8)%

Gross profit:
Alico Citrus	6,283	16,241	(9,958)	(61.3)%	11,618	19,264	(7,646)	(39.7)%
Water Resources and Other Operations	334	73	261	NM	613	232	381	164.2%
Total gross profit	6,617	16,314	(9,697)	(59.4)%	12,231	19,496	(7,265)	(37.3)%

General and administrative expenses	2,953	4,654	(1,701)	(36.5)%	5,713	8,104	(2,391)	(29.5)%
Income from operations	3,664	11,660	(7,996)	(68.6)%	6,518	11,392	(4,874)	(42.8)%
Total other income (expense), net	1,398	(1,972)	3,370	NM	(197)	(4,836)	4,639	(95.9)%
Income before income taxes	5,062	9,688	(4,626)	(47.7)%	6,321	6,556	(235)	(3.6)%
Income tax provision	1,496	2,228	(732)	(32.9)%	1,857	1,599	258	16.1%
Net income	3,566	7,460	(3,894)	(52.2)%	4,464	4,957	(493)	(9.9)%
Net loss (income) attributable to noncontrolling interests	5	87	(82)	(94.3)%	(102)	123	(225)	NM
Net income attributable to Alico, Inc. common stockholders	$3,571	$7,547	$(3,976)	(52.7)%	$4,362	$5,080	$(718)	(14.1)%
NM - Not meaningful

The following discussion provides an analysis of the Company's operating segments:
Alico Citrus
The table below presents key operating measures for the three and six months ended March 31, 2020 and 2019:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	Unit	%	2020	2019	Unit	%
Operating Revenues:
Early and Mid-Season	$22,237	$27,929	$(5,692)	(20.4)%	$31,303	$39,574	$(8,271)	(20.9)%
Valencias	25,810	18,746	7,064	37.7%	25,810	18,746	7,064	37.7%
Fresh Fruit	802	671	131	19.5%	1,537	2,577	(1,040)	(40.4)%
Purchase and Resale of Fruit	556	221	335	151.6%	603	246	357	145.1%
Other	396	256	140	54.7%	723	577	146	25.3%
Total	$49,801	$47,823	$1,978	4.1%	$59,976	$61,720	$(1,744)	(2.8)%
Boxes Harvested:
Early and Mid-Season	2,266	2,120	146	6.9%	3,146	3,114	32	1.0%
Valencias	2,260	1,298	962	74.1%	2,260	1,298	962	74.1%
Total Processed	4,526	3,418	1,108	32.4%	5,406	4,412	994	22.5%
Fresh Fruit	108	33	75	NM	203	136	67	49.3%
Total	4,634	3,451	1,183	34.3%	5,609	4,548	1,061	23.3%
Pound Solids Produced:
Early and Mid-Season	13,091	11,735	1,356	11.6%	17,947	16,873	1,074	6.4%
Valencias	13,661	7,831	5,830	74.4%	13,661	7,831	5,830	74.4%
Total	26,752	19,566	7,186	36.7%	31,608	24,704	6,904	27.9%
Pound Solids per Box:
Early and Mid-Season	5.78	5.54	0.24	4.3%	5.70	5.42	0.28	5.2%
Valencias	6.04	6.04	—	—%	6.04	6.04	—	—%
Price per Pound Solids:
Early and Mid-Season	$1.70	$2.38	$(0.68)	(28.6)%	$1.74	$2.35	$(0.61)	(26.0)%
Valencias	$1.89	$2.39	$(0.50)	(20.9)%	$1.89	$2.39	$(0.50)	(20.9)%
Price per Box:
Fresh Fruit	$7.43	$20.17	$(12.74)	(63.2)%	$7.57	$18.95	$(11.38)	(60.1)%
Operating Expenses:
Cost of Sales	$30,747	$21,886	$8,861	40.5%	$37,374	$29,794	$7,580	25.4%
Harvesting and Hauling	12,290	9,404	2,886	30.7%	14,755	12,148	2,607	21.5%
Purchase and Resale of Fruit	392	147	245	166.7%	424	168	256	152.4%
Other	89	145	(56)	(38.6)%	(4,195)	346	(4,541)	NM
Total	$43,518	$31,582	$11,936	37.8%	$48,358	$42,456	$5,902	13.9%
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
The increase in revenue for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was primarily due to an increase in the revenue generated from Valencia fruit. The harvesting of the Company’s Valencia fruit in fiscal year 2020 commenced earlier than in the previous fiscal year. The harvesting of the Valencia fruit commenced in the middle of February, as compared to the harvesting commencing in early March in the previous harvest season. Accordingly, the Company has harvested a greater number of boxes in the three month period ended March 31, 2020 as compared to the same period in fiscal year 2019.

Offsetting the increase in revenues for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was a decrease in the price per pound solids in the market place for both the Early and Mid-season and Valencia season oranges as a result of excess supply from domestic and international growers.

The decrease in revenue for the six months ended March 31, 2020, compared to the six months ended March 31, 2019 was due to a decrease in the price per pound solids. Similar to the three months ended March 31, 2020, the decrease in the price per pound solids in the market place for both the Early and Mid-season and Valencia season oranges is a result of excess supply from domestic and international growers.

Partially offsetting the decrease for the six months ended March 31, 2020, compared to the six months ended March 31, 2019 was an increase in the revenue generated from Valencia fruit. Consistent with the increase for the three month period ended March 31, 2020, the harvesting of the Company’s Valencia fruit in fiscal year 2020 commenced earlier than in the previous fiscal year. Accordingly, the Company has harvested a greater number of boxes in the six month period ended March 31, 2020 as compared to the same period in fiscal year 2019. The Company will complete the harvesting of its Valencia fruit earlier in the current fiscal year as compared to the prior fiscal year and anticipates an overall decrease in the number of boxes harvested and revenues generated from Valencia fruit for the 2020 harvest season, as compared to the prior fiscal year. The decrease is anticipated as a result of increased fruit drop and smaller fruit size, as compared to the prior year.

As the Company is winding down its current year harvest season, which is anticipated to be completed in the middle of May 2020, the Company’s harvest has thus far not been impacted by the COVID-19 pandemic and it is not expected to have an impact throughout the remainder of the harvest season.

The USDA, in its April 10, 2020 Citrus Crop Forecast for the 2019-20 harvest season, indicated its expectation that the Florida orange crop will decrease from approximately 71,800,000 boxes for the 2018-19 crop year to approximately 70,000,000 boxes for the 2019-20 crop year, a decrease of approximately 2.5%. While the Florida production is estimated to be only slightly lower than in the prior year, the Company anticipates that the reduction in the market prices will continue throughout the remainder of the 2019-20 harvest season as a result of the excess supply from domestic and international growers. However, due to an increase in the consumption of Not from Concentrate Orange Juice ("NFC") over the last several weeks, it is anticipated that the inventory levels will decrease and, as a result, it is anticipated that market pricing will improve in the 2020-21 harvest season.

The increase in operating expenses for the three and six months ended March 31, 2020, as compared to the three and six months ended March 31, 2019, primarily relates to the timing of the harvesting of the Valencia fruit. As a result of commencing the harvesting of Valencia fruit earlier in the season and harvesting a greater percentage of boxes, in relation to estimated total boxes to be harvested for the full season, in the three and six months ended March 31, 2020, as compared to the same periods in the prior year, a greater percentage of costs were allocated to Cost of Sales in the period. Additionally, as a result of commencing harvesting earlier, the Company processed more boxes resulting in an increase in its harvesting and hauling expense. Partially offsetting this increase in the six months ended March 31, 2020, the Company received proceeds of approximately $4,629,000 through the CRBG relating to Hurricane Irma.

Water Resources and Other Operations

The table below presents key operating measures for the three and six months ended March 31, 2020 and 2019:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue From:
Land and other leasing	$679	$658	$21	3.2%	$1,342	$1,392	$(50)	(3.6)%
Other	35	40	(5)	(12.5)%	202	188	14	7.4%
Total	$714	$698	$16	2.3%	$1,544	$1,580	$(36)	(2.3)%
Operating Expenses:
Land and other leasing	$248	$238	$10	4.2%	$449	$552	$(103)	(18.7)%
Water conservation	130	379	(249)	(65.7)%	477	783	(306)	(39.1)%
Other	2	8	(6)	(75.0)%	5	13	(8)	(61.5)%
Total	$380	$625	$(245)	(39.2)%	$931	$1,348	$(417)	(30.9)%

Land and other leasing includes lease income from grazing right leases, hunting leases, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and farm lease revenue.

The slight decrease in revenues from Water Resources and Other Operations for the six months ended March 31, 2020 is primarily due to a reduction in the leased acreage relating to the cattle grazing lease. The reduction in the leased acreage was due to certain acres, which were included under this lease arrangement, being sold in September 2019, and a subsequent revision in December 2019 to the lease, whereby fewer acres are now being leased under this cattle grazing lease. Offsetting this decrease, and resulting in an increase in revenues for the three months ended March 31, 2020, was the Company entered into a new grazing rights agreement with a third-party for certain available acreage.

The decrease in operating expenses from Water Resources and Other Operations for the three and six months ended March 31, 2020, compared to the three and six months ended March 31, 2019 is primarily due to a reduction in incurred costs associated with the water project.

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

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. On September 19, 2018, the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a regional dispersed water storage project in the Caloosahatchee Watershed that has the opportunity to significantly reduce excessive Lake Okeechobee releases and storm water runoff to the Caloosahatchee Estuary, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. The project has made substantial progress toward receiving federal authorization from the US Army Corps of Engineers, which includes consultation with US Fish & Wildlife Service and the Tribes of Florida. The approved Florida budget for the state’s 2019/2020 fiscal year included funding for the Program. Operating expenses were approximately $130,000 and $379,000 for the three months ended March 31, 2020 and 2019, respectively, and were approximately $477,000 and $783,000 for the six months ended March 31, 2020 and 2019, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2020 totaled approximately $2,953,000, compared to approximately $4,654,000 for the three months ended March 31, 2019. The decrease was attributable in large part to (i) a reduction in professional fees of approximately $1,800,000 relating to corporate matters incurred in the three months ended March 31, 2019, (ii) a reduction in consulting and separation fees of $800,000 incurred in the three months ended March 31, 2019 relating to a settlement agreement with a former senior executive and (iii) a reduction in rent expense of approximately $150,000 as a result of the Company not renewing its lease for office space in New York City. These decreases were partially offset by an adjustment to stock compensation expense whereby the Company recorded a reduction in stock compensation expense of $823,000 for the three months ended March 31, 2019, as a result of a former senior executive forfeiting his stock options as part of a settled litigation. Additionally, to a smaller extent, the Company experienced increases in Directors and Officers insurance premiums and increases in it’s accrual for paid time off, aggregating $130,000.

General and administrative expenses for the six months ended March 31, 2020 totaled approximately $5,713,000, compared to approximately $8,104,000 for the six months ended March 31, 2019. The decrease was attributable in large part to (i) a reduction in professional fees of approximately $2,300,000 relating to corporate matters incurred in the six months ended March 31, 2019, (ii) a reduction in consulting and separation fees of $800,000 incurred in the six months ended March 31, 2019 relating to a settlement agreement with a former senior executive and (iii) a reduction in rent expense of approximately $150,000 as a result of the Company not renewing its lease for office space in New York City. These decreases were partially offset by an adjustment to stock compensation expense whereby the Company recorded a reduction in stock compensation expense of $823,000 for the six months ended March 31, 2019, as a result of a former senior executive forfeiting his stock options as part of a settled litigation.

Other Income (Expenses), net

Other income (expense), net, for the three months ended March 31, 2020 and 2019 was approximately $1,398,000 and approximately $(1,972,000), respectively. The shift in other income (expense), net is primarily due to the Company recognizing a gain on sale of real estate, property and equipment and assets held for sale of approximately $2,800,000 for the three months ended March 31, 2020. No significant gain on the sale of assets was recorded for the three months ended March 31, 2019. Additionally, the Company recognized a reduction of approximately $511,000 in lower interest expense as a result of borrowing on average fewer funds under its line of credit in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, along with the reduction of its long-term debt attributable to making its mandatory principal payments.

Other income (expense), net, for the six months ended March 31, 2020 and 2019 was approximately $(197,000) and approximately $(4,836,000), respectively. The decrease in the other income (expense), net is primarily due to (i) the Company recognizing a gain on sale of real estate, property and equipment and assets held for sale of approximately $2,800,000 during the six months ended March 31, 2020 compared to the same period in the prior year where no significant gain on sale of assets was recorded, (ii) the Company recognizing a reduction of approximately $884,000 in lower interest expense as a result of borrowing on average fewer funds under its line of credit in the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, along with the reduction of its long-term debt attributable to making its mandatory principal payments and (iii) during the six months ended March 31, 2019, the Company recorded an expense of $989,000 relating to the change in fair value of the derivative asset and derivative liabilities (see “Note 7. Derivative Gain on Sale”).

With the Company drawing down substantially on its lines of credit in response to the COVID-19 pandemic, the Company anticipates it will incur increased in interest expense until such borrowings are paid.

Income Taxes

The income tax provision was approximately $1,496,000 and $2,228,000 for the three months ended March 31, 2020 and 2019, respectively, and a provision of approximately $1,857,000 and $1,599,000 for the six months ended March 31, 2020 and 2019, respectively. The reduction in the tax provision for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily resulted from the Company generating lower net income, compared to the three months ended March 31, 2019. The increase in the tax provision for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, primarily resulted from an increase in permanent book and tax differences whereby the Company is not afforded tax deductions.
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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2020	2019	Change
Cash and cash equivalents and restricted cash	$84,078	$23,838	$60,240
Total current assets	$116,182	$61,977	$54,205
Total current liabilities	$23,667	$28,951	$(5,284)
Working capital	$92,515	$33,026	$59,489
Total assets	$472,284	$417,388	$54,896
Principal amount of term loans and lines of credit	$220,343	$163,449	$56,894
Current ratio	4.91 to 1	2.14 to 1

Management believes that a combination of cash-on-hand (much of which has been generated from a recent draw on lines of credit), cash generated from operations, asset sales and additional availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico maintains a $70,000,000 working capital line of credit and a $25,000,000 revolving line of credit, which are available for general use (see Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). In March 2020, as a precautionary measure, the Company drew down an aggregate of $70,000,000 on its revolving credit facilities; $50,000,000 on its WCLC and $20,000,000 on its RLOC. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak.

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

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the six months ended March 31, 2020 and 2019:

(in thousands)	Six Months Ended March 31,
	2020	2019	Change
Net income	$4,464	$4,957	$(493)
Depreciation, depletion and amortization	7,199	6,951	248
Deferred income tax (benefit) expense	(827)	73	(900)
Gain on sale of real estate, property and equipment and assets held for sale	(2,863)	(23)	(2,840)
Change in fair value of derivatives	—	989	(989)
Impairment of long-lived assets	723	—	723
Impairment of right-of-use asset	87	—	87
Stock-based compensation expense	790	223	567
Other	(36)	(51)	15
Change in working capital	2,151	(7,051)	9,202
Net cash provided by operating activities	$11,688	$6,068	$5,620

The increase in net cash provided by operating activities for the six months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in working capital, which is primarily due to a decrease in inventory as a result of more costs being allocated to cost of goods sold as a result of a greater percentage of boxes being harvested through March 31, 2020, compared to the six months ended March 31, 2019. Partially offsetting this increase was the Company’s recording of a gain on sale in the six months ended March 31, 2020 relating to the sale of certain sections of the East Ranch.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used In Investing Activities for the six months ended March 31, 2020 and 2019:

(in thousands)	Six Months Ended March 31,
	2020	2019	Change
Capital expenditures:
Citrus trees	$(7,685)	$(7,407)	$(278)
Land	(34)	(512)	478
Equipment and other	(2,241)	(1,605)	(636)
Total	(9,960)	(9,524)	(436)

Net proceeds from sale of property and equipment and assets held for sale	2,994	202	2,792
Change in deposits on purchase of citrus trees	(57)	(515)	458
Deposit on purchase of citrus grove	(25)	—	(25)
Advances on notes receivables, net	87	50	37
Net cash used in investing activities	$(6,961)	$(9,787)	$2,826

The decrease in the amount of net cash used in investing activities for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, was primarily due to proceeds received from the sale of certain sections of the East Ranch during the six month period ended March 31, 2020.

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the six months ended March 31, 2020 and 2019:

(in thousands)	Six Months Ended March 31,
	2020	2019	Change
Repayments on revolving lines of credit	$(18,805)	$(41,360)	$22,555
Borrowings on revolving lines of credit	85,519	63,637	21,882
Principal payments on term loans	(9,820)	(5,437)	(4,383)
Treasury stock purchases	(238)	(25,576)	25,338
Payment on termination of sugarcane agreement	—	(11,300)	11,300
Dividends paid	(1,120)	(895)	(225)
Deferred financing costs	(23)	—	(23)
Net cash provided by (used in) financing activities	$55,513	$(20,931)	$76,444

The shift from cash used in financing activities to cash provided by financing activities is primarily due to the Company recently drawing down on its lines of credit. During March 2020, the Company drew down $70,000,000 as a precautionary measure to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak. Additionally, the Company purchased its common shares through a tender offer in October 2018 for an aggregate approximate amount of $25,576,000 and terminated its 2014 Post-Closing Agreement in March 2019 pursuant to which the Company paid $11,300,000. Partially offsetting this shift was a prepayment of one of its long-term debt obligations in November 2019 in the amount of $4,455,000.

Alico had $66,714,000 outstanding on its revolving lines of credit as of March 31, 2020.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of March 31, 2020, there was approximately $399,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2020, the Company had approximately $2,288,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the fiscal quarter ended March 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the following, there have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on December 5, 2019.

Our business, results of operations and our financial condition may be impacted by the outbreak of COVID-19 and such impact could be materially adverse.

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.

The spread of the COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results is uncertain and will depend on certain factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on economic activity;

•	the actions of our customers, particularly Tropicana, and their respective abilities to continue their facility operations;

•	our ability to secure the necessary products/chemicals from our vendors to allow us to continue to provide proper care to our citrus trees;

•
our ability to continue to obtain third-party resources, including laborers and truck drivers, to provide the harvesting and hauling of our citrus fruit including the extent to which the laborers and/or truck drivers are unable and/or refuse to work as a result of experiencing and/or caring for those experiencing the COVID-19 disease;

•	our ability to avoid business disruptions as a result of our employees working remotely.

Any of these factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, financial condition, results of operations and cashflows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
1/1/2020 - 1/31/2020	—	—	—	—
2/1/2020 - 2/29/2020	—	—	—	—
3/1/2020 - 3/31/2020	—	—	—	—
Total	—	$—	—	—

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
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

ALICO, INC. (Registrant)

May 11, 2020	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)