Form 10-Q
period 2020-06-30
ALICO, INC.
filed 2020-08-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

There were 7,491,642 shares of common stock outstanding at August 5, 2020.

ALICO, INC.

FORM 10-Q

For the three and nine months ended June 30, 2020 and 2019

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,426	$18,630
Accounts receivable, net	909	713
Inventories	29,253	40,143
Assets held for sale	1,366	1,442
Prepaid expenses and other current assets	1,645	1,049
Total current assets	113,599	61,977

Restricted cash	784	5,208
Property and equipment, net	351,077	345,648
Goodwill	2,246	2,246
Other non-current assets	2,226	2,309
Total assets	$469,932	$417,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,503	$4,163
Accrued liabilities	5,803	7,769
Long-term debt, current portion	5,130	5,338
Deferred retirement obligations	5,226	5,226
Income taxes payable	2,802	5,536
Other current liabilities	1,139	919
Total current liabilities	24,603	28,951

Long-term debt:
Principal amount, net of current portion	145,810	158,111
Less: deferred financing costs, net	(1,195)	(1,369)
Long-term debt less current portion and deferred financing costs, net	144,615	156,742
Lines of credit	64,380	—
Deferred income tax liabilities, net	31,353	32,125
Other liabilities	246	172
Total liabilities	265,197	217,990
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,486,108 and 7,476,513 shares outstanding at June 30, 2020 and September 30, 2019, respectively	8,416	8,416
Additional paid in capital	20,181	19,781
Treasury stock, at cost, 930,037 and 939,632 shares held at June 30, 2020 and September 30, 2019, respectively	(31,539)	(31,943)
Retained earnings	202,488	198,049
Total Alico stockholders' equity	199,546	194,303
Noncontrolling interest	5,189	5,095
Total stockholders' equity	204,735	199,398
Total liabilities and stockholders' equity	$469,932	$417,388

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Alico Citrus	$25,360	$56,819	$85,336	$118,539
Water Resources and Other Operations	762	746	2,306	2,326
Total operating revenues	26,122	57,565	87,642	120,865
Operating expenses:
Alico Citrus	19,508	31,141	67,866	73,597
Water Resources and Other Operations	394	420	1,325	1,768
Total operating expenses	19,902	31,561	69,191	75,365
Gross profit	6,220	26,004	18,451	45,500
General and administrative expenses	2,556	2,682	8,269	10,786
Income from operations	3,664	23,322	10,182	34,714
Other (expense) income, net:
Interest expense	(1,603)	(1,745)	(4,599)	(5,625)
Gain on sale of real estate, property and equipment and assets held for sale	154	114	3,017	137
Change in fair value of derivatives	—	—	—	(989)
Other (expense) income	44	8	(20)	18
Total other (expense) income, net	(1,405)	(1,623)	(1,602)	(6,459)
Income before income taxes	2,259	21,699	8,580	28,255
Income tax provision	171	5,483	2,028	7,082
Net income	2,088	16,216	6,552	21,173
Net loss (income) attributable to noncontrolling interests	8	28	(94)	151
Net income attributable to Alico, Inc. common stockholders	$2,096	$16,244	$6,458	$21,324
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.28	$2.17	$0.86	$2.85
Diluted	$0.28	$2.17	$0.86	$2.85
Weighted-average number of common shares outstanding:
Basic	7,486	7,470	7,481	7,470
Diluted	7,493	7,471	7,493	7,494

Cash dividends declared per common share	$0.09	$0.06	$0.27	$0.18

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at March 31, 2020	8,416	$8,416	$20,174	$(31,784)	$201,065	$197,871	$5,197	$203,068
Net income (loss)	—	—	—	—	2,096	2,096	(8)	2,088
Dividends ($0.09/share)	—	—	—	—	(673)	(673)	—	(673)
Stock-based compensation:
Directors	—	—	(70)	245	—	175	—	175
Executives and Managers	—	—	77	—	—	77	—	77
Balance at June 30, 2020	8,416	$8,416	$20,181	$(31,539)	$202,488	$199,546	$5,189	$204,735

For the Nine Months Ended June 30, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Net income	—	—	—	—	6,458	6,458	94	6,552
Dividends ($0.27/share)	—	—	—	—	(2,019)	(2,019)	—	(2,019)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Stock-based compensation:
Directors	—	—	(112)	642	—	530	—	530
Executives and Managers	—	—	512	—	—	512	—	512
Balance at June 30, 2020	8,416	$8,416	$20,181	$(31,539)	$202,488	$199,546	$5,189	$204,735

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2019

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

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2020	2019
Net cash provided by operating activities:
Net income	$6,552	$21,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	10,847	10,441
Deferred income tax (benefit) expense	(772)	454
Loss on disposal of long-lived assets	48	—
Gain on sale of real estate, property and equipment and assets held for sale	(3,065)	(137)
Change in fair value of derivatives	—	989
Impairment of long-lived assets	723	244
Impairment of right-of-use asset	87	—
Stock-based compensation expense	1,042	537
Other	15	(160)
Changes in operating assets and liabilities:
Accounts receivable	(196)	(3,741)
Inventories	10,890	10,327
Prepaid expenses and other assets	(758)	(480)
Accounts payable and accrued liabilities	(1,852)	(2,587)
Income tax payable	(2,734)	4,250
Other liabilities	294	376
Net cash provided by operating activities	21,121	41,686

Cash flows from investing activities:
Purchases of property and equipment	(17,007)	(14,567)
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,322	419
Change in deposits on purchase of citrus trees	53	(256)
Deposit on purchase of citrus grove	(25)	—
Advances on notes receivables, net	91	56
Net cash used in investing activities	(13,566)	(14,348)

Cash flows from financing activities:
Repayments on revolving lines of credit	(46,187)	(86,123)
Borrowings on revolving lines of credit	110,567	83,438
Principal payments on term loans	(12,509)	(8,169)
Treasury stock purchases	(238)	(25,576)
Payment on termination of sugarcane agreement	—	(11,300)
Dividends paid	(1,793)	(1,343)
Deferred financing costs	(23)	—
Net cash provided by (used in) financing activities	49,817	(49,073)

Net increase (decrease) in cash and cash equivalents and restricted cash	57,372	(21,735)
Cash and cash equivalents and restricted cash at beginning of the period	23,838	32,260

Cash and cash equivalents and restricted cash at end of the period	$81,210	$10,525

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

For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations. As a result, the sale proceeds are only permitted to be used to purchase like-kind citrus groves acceptable to the debt holder or to pay down existing debt obligations and thus are included in restricted cash. During the fiscal year ended September 30, 2019, the Company utilized restricted cash of $1,800,000 towards the purchase of citrus groves. Such purchases are included as part of the collateral under certain debt obligations. Additionally, in November 2019, the Company utilized restricted cash to pay down existing debt, including outstanding interest on such debt, in the amount of $4,489,000. In July 2020, the remaining restricted cash of approximately $720,000, including interest earned in the account, was released without further obligation to the Company.

In March 2020, the Company sold certain sections of the East Ranch, from which the Company received net cash proceeds (through its qualified intermediary) of approximately $2,952,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which will allow the Company to defer substantially all of the tax impact of the gain on sale of the ranch land. The remaining net proceeds held by the qualified intermediary of approximately $64,000 were reimbursed to the Company in July 2020.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of June 30, 2020, and September 30, 2019, the Company had total receivables relating to sales of citrus of approximately $280,000 and $160,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2020 and 2019 are as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Alico Citrus
Early and Mid-Season	$—	$—	$31,303	$39,574
Valencias	24,250	54,734	50,060	73,480
Fresh Fruit	478	1,052	2,015	3,629
Other	632	1,033	1,958	1,856
Total	$25,360	$56,819	$85,336	$118,539

Water Resources and Other Operations
Land and other leasing	$711	$706	$2,053	$2,098
Other	51	40	253	228
Total	$762	$746	$2,306	$2,326

Total Revenues	$26,122	$57,565	$87,642	$120,865

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $16,000 and $57,000 for the three months ended June 30, 2020 and 2019, respectively, and had net income of approximately $192,000 and a net loss of $308,000 for the nine months ended June 30, 2020 and 2019, respectively, of which 51% is attributable to the Company. The shift from a net loss to net income for the nine months ended June 30, 2020 was the result of reimbursements received under the federal relief program relating to Hurricane Irma, aggregating approximately $493,000.

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

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard is effective for us on October 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-19 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, the Company may need to renegotiate its loan agreements and the Company cannot predict what alternative index would be negotiated with its lenders. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard and the impact on its consolidated financial statements.

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

Any lease arrangements with an initial term of 12 months or less are not recorded on the Company’s Condensed Consolidated Balance Sheets, and it recognizes lease cost for these lease arrangements on a straight-line basis over the lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right-of-use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.

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

Our operating leases are reported in our Condensed Consolidated Balance Sheets as follows:

(in thousands)

Operating lease components	Classification	June 30, 2020
Right-of-use assets	Other non-current assets	$290
Current lease liabilities	Other current liabilities	$168
Non-current lease liabilities	Other liabilities	$214

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)

		Three Months Ended	Nine Months Ended
Operating lease components	Classification	June 30, 2020	June 30, 2020
Operating lease costs	General and administrative expenses	$42	$146
Operating lease right-of-use asset impairment	Other expense	$—	$87

Future maturities of our operating lease obligations as of June 30, 2020 by fiscal year are as follows:

(in thousands)
2020	$41
2021	169
2022	175
2023	15
Total noncancelable future lease obligations	$400
Less: Interest	(18)
Present value of lease obligations	$382

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2020
Weighted-average remaining lease term	2.33 years
Weighted-average discount rate	3.89%

(in thousands)	Nine Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$511

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. To date, the Company has experienced no material adverse impact from this pandemic.

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

Note 2. Inventories

Inventories consist of the following at June 30, 2020 and September 30, 2019:

(in thousands)	June 30,	September 30,
	2020	2019
Unharvested fruit crop on the trees	$28,462	$39,276
Other	791	867
Total inventories	$29,253	$40,143

The Company records its inventory at the lower of cost or net realizable value. For the three and nine months ended June 30, 2020 and 2019, the Company did not record any adjustments to reduce inventory to net realizable value.

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

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represented Part 1 and a portion of Part 2 reimbursement under the three-part program. During the nine months ended June 30, 2020, the Company received additional proceeds of approximately $4,629,000 under the Florida CRBG program. This represented the remaining portion of Part 2 reimbursement under the three-part program. The timing and amount to be received under Part 3 of the program, if any, has not been finalized. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2020 and September 30, 2019:

(in thousands)	Carrying Value
	June 30,	September 30,
	2020	2019
East Ranch	$1,366	$1,442
Total Assets Held for Sale	$1,366	$1,442

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,952,000 and realized a gain of approximately $2,838,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which will allow the Company to defer substantially all of the tax impact of the gain on sale of the ranch land.

During the fiscal year ended September 30, 2019, the Company sold certain trailers for approximately $47,000, and reclassified the remaining Assets Held for Sale to property and equipment, as management has determined not to offer for sale the remaining trailers.

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $206,000 and realized a gain of approximately $12,000.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2020 and September 30, 2019:

(in thousands)	June 30,	September 30,
	2020	2019
Citrus trees	$293,382	$281,149
Equipment and other facilities	55,466	54,622
Buildings and improvements	8,133	8,224
Total depreciable properties	356,981	343,995
Less: accumulated depreciation and depletion	(112,535)	(104,169)
Net depreciable properties	244,446	239,826
Land and land improvements	106,631	105,822
Property and equipment, net	$351,077	$345,648

During the nine months ended June 30, 2020 and fiscal year ended September 30, 2019, the Company recorded impairments of approximately $723,000 and $244,000, respectively, relating to the loss of citrus trees.

During the fiscal year ended September 30, 2019, the Company purchased 203 acres of citrus blocks for approximately $1,950,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the lender, PGIM Real Estate Finance, LLC (“Prudential”), agreed to accept those purchases completed through April 2019 as substitute collateral and release $1,800,000 from restricted cash, which was completed in the fourth quarter of fiscal year 2019. In the fiscal year ended September 30, 2019, subsequent to April 2019, there were two additional purchases of Citrus blocks for approximately $100,000 that are not included as part of the substitution collateral. In the nine months ended June 30, 2020, two additional purchases of Citrus blocks for approximately $70,000 were completed.

On May 4, 2020, the Company purchased 334 citrus acres for approximately $2,850,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in the Frostproof area. Additionally, this purchase was part of a like-kind exchange transaction, which will allow the Company to defer taxes relating to the sale of certain sections of the East Ranch.

On June 1, 2020, the Company sold approximately 30 ranch acres to an employee for approximately $122,000 and recognized a gain of approximately $89,000.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$85,000	$647	$89,688	$724
Met Variable-Rate Term Loans	41,688	297	43,844	334
Met Citree Term Loan	4,575	37	4,750	40
Pru Loans A & B	15,387	211	16,257	224
Pru Loan E	4,290	3	4,455	9
Pru Loan F	—	—	4,455	38
	150,940	1,195	163,449	1,369
Less current portion	5,130	—	5,338	—
Long-term debt	$145,810	$1,195	$158,111	$1,369

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$20,000	$145	$—	$8
WCLC	44,380	—	—	—
Lines of Credit	$64,380	$145	$—	$8

Future maturities of long-term debt and lines of credit as of June 30, 2020 are as follows:

(in thousands)
June 30, 2020
Due within one year	$5,130
Due between one and two years	58,985
Due between two and three years	10,535
Due between three and four years	10,535
Due between four and five years	10,535
Due beyond five years	119,600

Total future maturities	$215,320

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$1,603	$1,745	$4,599	$5,625
Interest capitalized	320	269	892	714
Total	$1,923	$2,014	$5,491	$6,339

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 2.41% per annum and 3.91% per annum as of June 30, 2020 and September 30, 2019, respectively.

The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At June 30, 2020, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.

In March 2020, as a precautionary measure, the Company drew down an aggregate of $70,000,000 on its revolving credit facilities; $20,000,000 on its RLOC and $50,000,000 on its WCLC. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the current maturity of November 1, 2019 to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.41% and 3.91% per annum as of June 30, 2020 and September 30, 2019, respectively. There was $20,000,000 and $0 outstanding on the RLOC at June 30, 2020 and September 30, 2019, respectively. Availability under the RLOC was $5,000,000 and $25,000,000 as of June 30, 2020 and September 30, 2019, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.92% and 3.85% per annum as of June 30, 2020 and September 30, 2019, respectively. The WCLC agreement was amended on September 20, 2018, and the primary terms of the amendment were an extension of the maturity to November 1, 2021. There were no changes to the commitment amount or interest rate. The WCLC agreement provides for Rabo to issue up to $2,000,000, reduced from $20,000,000 during fiscal year 2019, in letters of credit on the Company’s behalf. As of June 30, 2020, there was approximately $399,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There was $44,380,000 and $0 outstanding on the WCLC at June 30, 2020 and September 30, 2019, respectively.  Availability under the WCLC was approximately $25,221,000 and $69,540,000 as of June 30, 2020 and September 30, 2019, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 and $133,000 were incurred in the nine months ended June 30, 2020 and for the fiscal year ended September 30, 2019, respectively, in connection with the extension of the RLOC. All costs are included in deferred financing and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,089,000 and approximately $1,066,000 at June 30, 2020 and September 30, 2019, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $167,364,000 for the year ended September 30, 2019, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2020, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At June 30, 2020 and September 30, 2019, there was an outstanding balance of $4,575,000 and $4,750,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $37,000 and $40,000 at June 30, 2020 and September 30, 2019, respectively.

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan (“Pru Loan E” and “Pru Loan F”) was in the original amount of $5,500,000. Principal of $55,000 per loan is payable quarterly, together with accrued interest.  In November 2019, the Company prepaid Pru Loan F in full in the amount of $4,455,000. Pru Loan E, which matures September 1, 2021, bears interest at 3.85% per annum. The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. No adjustment was made at September 1, 2019. This loan is collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida.

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2020.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $214,000 and $271,000 at June 30, 2020 and September 30, 2019, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2020 and September 30, 2019:

(in thousands)	June 30,	September 30,
	2020	2019
Ad valorem taxes	$1,387	$2,117
Accrued interest	1,143	1,110
Accrued employee wages and benefits	1,788	2,525
Accrued dividends	674	448
Accrued contractual obligation associated with sale of real estate	—	402
Consulting and separation charges	246	400
Accrued insurance	271	544
Other accrued liabilities	294	223
Total accrued liabilities	$5,803	$7,769

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

The impact of adopting ASC 610-20 was modified in the quarter ended March 31, 2019 to reflect the deferred tax impact of this adoption. The deferred tax asset related to the deferred gain on sale was decreased by $3,704,000 with a corresponding decrease to retained earnings in the quarter ended March 31, 2019, offsetting the October 1, 2018 increase to retained earnings for the ASC 610-20 implementation (see Note 7. “Derivative Asset and Derivative Liabilities/Deferred Gain on Sale”).

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense, and accelerated the timeframe for refunds of AMT credit carryovers. The CARES Act did not have any material impact on the Company’s cash tax liability or financial condition.

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

For the three and nine months ended June 30, 2020 and 2019, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Alico, Inc. common stockholders	$2,096	$16,244	$6,458	$21,324

Weighted average number of common shares outstanding - basic	7,486	7,470	7,481	7,470
Dilutive effect of equity-based awards	7	1	12	24
Weighted average number of common shares outstanding - diluted	7,493	7,471	7,493	7,494

Net income per common shares attributable to Alico, Inc. common stockholders:
Basic	$0.28	$2.17	$0.86	$2.85
Diluted	$0.28	$2.17	$0.86	$2.85

For the three and nine months ended June 30, 2020 and 2019, there were anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

Note 10. Segment Information

Segments

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s CODM in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Alico Citrus and Water Resources and Other Operations.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Alico Citrus	$25,360	$56,819	$85,336	$118,539
Water Resources and Other Operations	762	746	2,306	2,326
Total revenues	26,122	57,565	87,642	120,865

Operating expenses:
Alico Citrus	19,508	31,141	67,866	73,597
Water Resources and Other Operations	394	420	1,325	1,768
Total operating expenses	19,902	31,561	69,191	75,365

Gross profit:
Alico Citrus	5,852	25,678	17,470	44,942
Water Resources and Other Operations	368	326	981	558
Total gross profit	6,220	26,004	18,451	45,500

Depreciation, depletion and amortization:
Alico Citrus	3,468	3,278	10,321	9,899
Water Resources and Other Operations	51	45	143	132
Other Depreciation, Depletion and Amortization	129	167	383	410
Total depreciation, depletion, and amortization	$3,648	$3,490	$10,847	$10,441

(in thousands)	June 30,	September 30,
	2020	2019
Assets:
Alico Citrus	$452,219	$401,212
Water Resources and Other Operations	16,429	15,332
Other Corporate Assets	1,284	844
Total Assets	$469,932	$417,388

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $175,000 and $530,000 for the three and nine  months ended June 30, 2020, and approximately $200,000 and $676,000 for the three and nine months ended June 30, 2019, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock totalled approximately $17,000 and $69,000 for the three and nine months ended June 30, 2020, and approximately $25,000 and $77,000 for the three and nine months ended June 30, 2019, respectively. There was $0 and approximately $69,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2020 and September 30, 2019, respectively.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022 then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2020, the Company’s stock closed at $31.16 per share. During the nine months ended June 30, 2020 the stock did trade above $35.00 per share for twenty consecutive days; accordingly, 25% of the 2020 Option Grants are vested at June 30, 2020 and the corresponding stock option expense was recognized during the nine months ended June 30, 2020.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2020, the Company’s stock was trading at $31.16 per share, and since the date of grant the stock did not trade above $40.00 per share; accordingly, none of the 2019 Option Grants are vested at June 30, 2020.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2020, the Company’s stock was trading at $31.16 per share. During the nine months ended June 30, 2020, the stock did trade above $35.00 per share for a consecutive twenty days; accordingly, 25% of Mr. Kiernan's 2018 Option Grants are vested at June 30, 2020 and the corresponding stock option expense was recognized during the nine months ended June 30, 2020. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016.  The option price was set at $27.15, the closing price on December 31, 2016.  The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of June 30, 2020, the Company’s stock was trading at $31.16 per share, and since the date of grant the stock did not trade above $60.00 per share; accordingly, none of the 2016 Option Grants are vested at June 30, 2020. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted.

Pursuant to an Alico Settlement Agreement dated February 11, 2019 (described in Note 13. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that will vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Alico Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Alico Settlement Agreement will be forfeited as of such first anniversary. As of June 30, 2020, the Company’s stock was trading at $31.16 per share. During the nine months ended June 30, 2020, the stock did trade above $35.00 per share for a consecutive twenty days; accordingly, 26,250 stock options from the 2019 Modified Option Grants are vested at June 30, 2020. However, since the stock did not trade above $40.00 per share for a consecutive twenty days by the first anniversary of the date of the Alico Settlement Agreement, 26,250 stock options from the 2019 Modified Option Grants were forfeited. As a result of the forfeited stock options relating to the 2016 Option Grants and 2018 Option Grants, the Company reversed $823,000 of previously recorded stock compensation expense during the year ended September 30, 2019, which is recorded as a reduction of General and Administrative expense.

Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options totalled approximately $60,000 and $443,000 for the three and nine months ended June 30, 2020, respectively, and $89,000 and $607,000 for the three and nine months ended June 30, 2019, respectively. At June 30, 2020 and September 30, 2019, there was approximately $435,000 and $502,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.47 years.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted or exercised for the nine months ended June 30, 2020.

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

The following table illustrates the Company’s treasury stock activity for the nine months ended June 30, 2020:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2019	939,632	$31,943
Purchased	7,000	238
Issued to employees and directors	(16,595)	(642)
Balance as of June 30, 2020	930,037	$31,539

Note 12.

Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $399,000 and $460,000 at June 30, 2020 and September 30, 2019, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2020, the Company had approximately $1,769,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

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

Remy W. Trafelet

On February 11, 2019, as contemplated by a settlement agreement between the Company, certain members of the Board of Directors, Mr. Trafelet, and certain third parties affiliated with Mr. Trafelet (the “Alico Settlement Agreement”) Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000.  As of June 30, 2020, the Company has paid approximately $554,000 towards these consulting fees. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described above through the balance of the 24-month term.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P.  (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and was not extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed $0 for the three and nine months ended June 30, 2020 and expensed $0 and approximately $147,000 for the three and nine months ended June 30, 2019, respectively.

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

Note 14. Subsequent Events

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. The Company is to be reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; Alico's receipt of future funding from the state of Florida in connection with water retention projects; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; any increase in the public float resulting from the distribution by 734 Investors of its shares to its members; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock by sales of common stock or by way of future transactions; political changes and economic crises; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the ability to secure permits for the Water Storage Contract and Project from the South Florida Water Management District; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U. S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; whether  the State of Florida exercises an option to purchase approximately 10,700 acres of land from Alico; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. For the three and nine months ended June 30, 2020, the Company generated operating revenues of approximately $26,122,000 and $87,642,000, respectively, income from operations of approximately $3,664,000 and $10,182,000, respectively, and net income attributable to common stockholders of approximately $2,096,000 and $6,458,000, respectively. Cash provided by operating activities was approximately $21,121,000 for the nine months ended June 30, 2020.

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

There have been no significant changes during this reporting period to the policies and disclosures, except for the adoption of ASC 2016-02 “Leases” as noted in Note 1 “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, and set forth in Part II, Item 7 in Alico’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

See Note 1. “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a detailed description of recent accounting pronouncements.

Recent Developments

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses.

During March 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company implemented several measures that we believe will ensure sufficient liquidity for the next several months, including drawing down an aggregate of $70,000,000 on its revolving credit facilities. Additionally, for the protection of our employees per the Centers For Disease Control and Prevention (CDC) guidelines, the Company has arranged to have the majority of office personnel work remotely, has taken steps to allow our field workers greater separation and has worked with its harvesters, haulers and suppliers to minimize interactions. The Company continues to assess the situation on a daily basis.

To date, the Company has experienced no material adverse impacts from this pandemic.

Citrus Grove Management Agreement

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. The Company is to be reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement.

Federal Relief Program

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represented Part 1 and a portion of Part 2 reimbursement under a three-part program. In the nine months ended June 30, 2020, the Company received additional proceeds of approximately $4,629,000 under the Florida CRBG program. This represented the remaining portion of Part 2 reimbursement under a three-part program. The timing and amount to be received under the remaining portion of Part 3 of the program, if any, has not been finalized.

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

Employee and Board of Directors Matters

On August 6, 2020, the Board of Directors (the “Board”) of Alico, Inc. (the “Company”) increased the number of its directors by two and appointed Mr. Adam Putnam and Ms. Kate English as directors, each to serve until the 2021 annual meeting of the Company’s shareholders or until his or her earlier death, resignation, or removal in accordance with the Amended and Restated Bylaws of the Company. The Board has affirmatively determined that Mr. Putnam and Ms. English each qualify as independent directors under the rules of the NASDAQ Stock Exchange and as defined under applicable law.

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

By way of action that has been taken by and at the direction of the Board of Directors, Benjamin D. Fishman, the non-employee Executive Chairman, became the Chairman of the Board, effective as of February 27, 2020, immediately after the Annual Meeting of Shareholders. Mr. Fishman remains a non-employee director.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019:

(in thousands)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Operating revenues:
Alico Citrus	$25,360	$56,819	$(31,459)	(55.4)%	$85,336	$118,539	$(33,203)	(28.0)%
Water Resources and Other Operations	762	746	16	2.1%	2,306	2,326	(20)	(0.9)%
Total operating revenues	26,122	57,565	(31,443)	(54.6)%	87,642	120,865	(33,223)	(27.5)%

Gross profit:
Alico Citrus	5,852	25,678	(19,826)	(77.2)%	17,470	44,942	(27,472)	(61.1)%
Water Resources and Other Operations	368	326	42	12.9%	981	558	423	75.8%
Total gross profit	6,220	26,004	(19,784)	(76.1)%	18,451	45,500	(27,049)	(59.4)%

General and administrative expenses	2,556	2,682	(126)	(4.7)%	8,269	10,786	(2,517)	(23.3)%
Income from operations	3,664	23,322	(19,658)	(84.3)%	10,182	34,714	(24,532)	(70.7)%
Total other (expense) income, net	(1,405)	(1,623)	218	(13.4)%	(1,602)	(6,459)	4,857	(75.2)%
Income before income taxes	2,259	21,699	(19,440)	(89.6)%	8,580	28,255	(19,675)	(69.6)%
Income tax provision	171	5,483	(5,312)	(96.9)%	2,028	7,082	(5,054)	(71.4)%
Net income	2,088	16,216	(14,128)	(87.1)%	6,552	21,173	(14,621)	(69.1)%
Net loss (income) attributable to noncontrolling interests	8	28	(20)	(71.4)%	(94)	151	(245)	NM
Net income attributable to Alico, Inc. common stockholders	$2,096	$16,244	$(14,148)	(87.1)%	$6,458	$21,324	$(14,866)	(69.7)%

NM - Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three and nine months ended June 30, 2020 and 2019:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Unit	%	2020	2019	Unit	%
Operating Revenues:
Early and Mid-Season	$—	$—	$—	NM	$31,303	$39,574	$(8,271)	(20.9)%
Valencias	24,250	54,734	(30,484)	(55.7)%	50,060	73,480	(23,420)	(31.9)%
Fresh Fruit	478	1,052	(574)	(54.6)%	2,015	3,629	(1,614)	(44.5)%
Purchase and Resale of Fruit	247	697	(450)	(64.6)%	850	943	(93)	(9.9)%
Other	385	336	49	14.6%	1,108	913	195	21.4%
Total	$25,360	$56,819	$(31,459)	(55.4)%	$85,336	$118,539	$(33,203)	(28.0)%
Boxes Harvested:
Early and Mid-Season	—	—	—	NM	3,146	3,114	32	1.0%
Valencias	1,905	3,492	(1,587)	(45.4)%	4,165	4,790	(625)	(13.0)%
Total Processed	1,905	3,492	(1,587)	(45.4)%	7,311	7,904	(593)	(7.5)%
Fresh Fruit	44	74	(30)	(40.5)%	247	210	37	17.6%
Total	1,949	3,566	(1,617)	(45.3)%	7,558	8,114	(556)	(6.9)%
Pound Solids Produced:
Early and Mid-Season	—	—	—	NM	17,947	16,873	1,074	6.4%
Valencias	11,970	22,023	(10,053)	(45.6)%	25,631	29,854	(4,223)	(14.1)%
Total	11,970	22,023	(10,053)	(45.6)%	43,578	46,727	(3,149)	(6.7)%
Pound Solids per Box:
Early and Mid-Season	—	—	—	NM	5.70	5.42	0.28	5.2%
Valencias	6.28	6.31	(0.03)	(0.5)%	6.15	6.23	(0.08)	(1.3)%
Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	NM	$1.74	$2.35	$(0.61)	(26.0)%
Valencias	$2.03	$2.49	$(0.46)	(18.5)%	$1.95	$2.46	$(0.51)	(20.7)%
Price per Box:
Fresh Fruit	$10.86	$14.24	$(3.38)	(23.7)%	$8.16	$17.26	$(9.10)	(52.7)%
Operating Expenses:
Cost of Sales	$13,926	$20,876	$(6,950)	(33.3)%	$51,300	$50,670	$630	1.2%
Harvesting and Hauling	5,118	9,966	(4,848)	(48.6)%	19,873	22,114	(2,241)	(10.1)%
Purchase and Resale of Fruit	169	491	(322)	(65.6)%	593	659	(66)	(10.0)%
Other	295	(192)	487	NM	(3,900)	154	(4,054)	NM
Total	$19,508	$31,141	$(11,633)	(37.4)%	$67,866	$73,597	$(5,731)	(7.8)%

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

The decrease in revenue for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was primarily due to a decrease in the price per pound solids in the market place for Valencia fruit as well as a decrease in the processed box production generated from Valencia fruit. The decrease in the price per pound solids in the market place was a result of excess supply from domestic and international growers. With respect to production, the harvesting of the Company’s Valencia fruit in fiscal year 2020 was completed earlier than in the previous fiscal year.  Accordingly, the Company harvested a smaller number of boxes in the three month period ended June 30, 2020 as compared to the same period in 2019 and, as such, a smaller amount of revenue was recognized in the three month period ended June 30, 2020 as compared to the three month period ended June 30, 2019. The harvesting of the Valencia fruit was completed by the middle of May 2020 in the current harvest season, as compared to the harvesting being completed in early June 2019 in the previous harvest season.

The decrease in revenue for the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019 was due to a decrease in the price per pound solids as well as a decrease in processed box production. Consistent with the three months ended June 30, 2020, the decrease in the price per pound solids in the market place was a result of excess supply from domestic and international growers.  The decrease in processed box production was the result of greater fruit drop and smaller fruit size in the current harvest season as compared to the prior harvest season

As previously disclosed, the Company anticipated a reduction in the market prices throughout the 2019-20 harvest season as a result of the excess supply from domestic and international growers. However, due to an increase in the consumption of Not from Concentrate Orange Juice ("NFC"), as indicated in the published Nielsen data, over the last several months, the inventory levels have decreased and, as a result, the Company anticipates that market pricing will improve in the 2020-21 harvest season.

The Company completed its harvest season in the middle of May 2020 and was not impacted by the COVID-19 pandemic.

The USDA, in its July 10, 2020 Citrus Crop Forecast for the 2019-20 harvest season, indicated its expectation that the Florida orange crop will decrease from approximately 71,750,000 boxes for the 2018-19 crop year to approximately 67,650,000 boxes for the 2019-20 crop year, a decrease of approximately 5.7%.

The decrease in operating expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily relates to the timing of the harvesting of the Valencia fruit.  As a result of commencing and completing the harvesting of Valencia fruit earlier in the season and harvesting a lower percentage of boxes, in relation to total boxes to be harvested for the full season, in the three months ended June 30, 2020, as compared to the same period in the prior year, a lower percentage of costs were allocated to Cost of Sales in the period. Additionally, as a result of completing harvesting earlier, the Company processed fewer boxes during the quarter ended June 30, 2020, as compared to the same period in the prior year, resulting in a decrease in its harvesting and hauling expense.

The decrease in operating expenses for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, primarily relates to the Company receiving proceeds of approximately $4,629,000 through the CRBG relating to Hurricane Irma during the nine months ended June 30, 2020.  Additionally, the Company saw a reduction in harvesting and hauling costs as a result of fewer processed boxes being harvested during the nine months ended June 30, 2020 as compared to the same period in the prior year.

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. The Company is to be reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement. As this transaction proceeds, the Company will be recording both an increase in revenues and expenses as it provides these citrus grove caretaking management services.

Water Resources and Other Operations

The table below presents key operating measures for the three and nine months ended June 30, 2020 and 2019:

(in thousands)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue From:
Land and other leasing	$711	$706	$5	0.7%	$2,053	$2,098	$(45)	(2.1)%
Other	51	40	11	27.5%	253	228	25	11.0%
Total	$762	$746	$16	2.1%	$2,306	$2,326	$(20)	(0.9)%
Operating Expenses:
Land and other leasing	$241	$217	$24	11.1%	$690	$769	$(79)	(10.3)%
Water conservation	153	202	(49)	(24.3)%	630	985	(355)	(36.0)%
Other	—	1	(1)	(100.0)%	5	14	(9)	(64.3)%
Total	$394	$420	$(26)	(6.2)%	$1,325	$1,768	$(443)	(25.1)%

Land and other leasing includes lease income from grazing right leases, hunting leases, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and farm lease revenue.

The slight decrease in revenues from Water Resources and Other Operations for the nine months ended June 30, 2020 is primarily due to a reduction in the leased acreage relating to the cattle grazing lease. The reduction in the leased acreage was due to certain acres, which were included under this lease arrangement, being sold in September 2019, and a subsequent revision in December 2019 to the lease, whereby fewer acres are now being leased under this cattle grazing lease. Offsetting this decrease, and resulting in an increase in revenues for the three months ended June 30, 2020, was the impact of the Company entering into a new grazing rights agreement with a third-party for certain available acreage.

The decrease in operating expenses from Water Resources and Other Operations for the three and nine months ended June 30, 2020, compared to the three and nine months ended June 30, 2019 is primarily due to a reduction in incurred costs associated with the water project.

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

On December 11, 2014, the SFWMD approved a contract with the Company. The contract term is eleven years and allows up to one year for implementation (design, permitting, construction and construction completion certification) and ten years of operation, whereby the Company will provide water retention services. Payment includes an amount not to exceed $4,000,000 of reimbursement for implementation. In addition, it provides for an annual fixed payment of $12,000,000 for operations and maintenance costs, as long as the project is in compliance with the contract and subject to annual District Board approval of funding. The contract specifies that the District Board has to approve the payments annually and there can be no assurance that it will approve the annual fixed payments. On September 19, 2018, the SFWMD issued a press release announcing the issuance of an Environmental Resource Permit for Alico. The SFWMD release also stated that (i) the issuance of the permit cleared the path for Alico to deliver a regional dispersed water storage project in the Caloosahatchee Watershed that has the opportunity to significantly reduce excessive Lake Okeechobee releases and storm water runoff to the Caloosahatchee Estuary, (ii) Alico has all necessary state approvals to proceed, and (iii) the project is expected to be operational within one year from the start of construction, which is contingent on Alico securing additional local and federal approvals. These approvals include a compatible use agreement from the Natural Resources Conservation Service, as well as approvals from the local water control districts. The project has made substantial progress toward receiving federal authorization from the US Army Corps of Engineers, which includes consultation with US Fish & Wildlife Service and the Tribes of Florida. The approved Florida budget for the state’s 2019/2020 fiscal year included funding for the Program. Operating expenses were approximately $153,000 and $202,000 for the three months ended June 30, 2020 and 2019, respectively, and were approximately $630,000 and $985,000 for the nine months ended June 30, 2020 and 2019, respectively.

As a result of the Company granting the State of Florida an option to purchase an approximate 10,700 acre parcel on the western part of Alico Ranch (the “State Option”), and because a sale of those acres would affect the proposed dispersed water management project, the Company has decided to suspend all permit approval activities for its dispersed water management project. The Company expects the State Option transaction to close by the end of September 2020.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2020 totalled approximately $2,556,000, compared to approximately $2,682,000 for the three months ended June 30, 2019. The decrease was attributable in large part to (i) a reduction of payroll expense of approximately $99,000, which includes the resignation of a senior manager in December 2019.

General and administrative expenses for the nine months ended June 30, 2020 totalled approximately $8,269,000, compared to approximately $10,786,000 for the nine months ended June 30, 2019. The decrease was attributable in large part to (i) a reduction  in professional fees of approximately $2,300,000 relating to corporate matters incurred in the nine months ended June 30, 2019, (ii) a reduction in consulting and separation fees of approximately $800,000 incurred in the nine months ended June 30, 2019 relating to a settlement agreement with a former senior executive, (iii) a reduction in rent expense of approximately $150,000 as a result of the Company not renewing its lease for office space in New York City and (iv) a reduction in Board of Director compensation of approximately $147,000. These decreases were partially offset by an adjustment to stock compensation expense whereby the Company recorded a reduction in stock compensation expense of approximately $823,000 for the nine months ended June 30, 2019, as a result of a former senior executive forfeiting his stock options as part of a settled litigation and an increase in Directors and Officers insurance premiums of approximately $175,000.

Other (Expense) Income, net

Other (expense) income, net, for the three months ended June 30, 2020 and 2019 was approximately $(1,405,000) and approximately $(1,623,000), respectively. The decrease in other (expense) income, net is primarily due to the Company recognizing a reduction of approximately $142,000 in interest expense as a result of (i) the reduction of its long-term debt attributable to making its mandatory principal payments and (iii) a reduction in interest rates.  Additionally, the Company recognized a gain on sale of real estate, property and equipment and assets held for sale of approximately $89,000 for the three months ended June 30, 2020. No significant gain on sale of assets was recorded for the three months ended June 30, 2019.

Other (expense) income, net, for the nine months ended June 30, 2020 and 2019 was approximately $(1,602,000) and approximately $(6,459,000), respectively. The decrease in the other (expense) income, net is primarily due to (i) the Company recognizing a gain on sale of real estate, property and equipment and assets held for sale of approximately $2,927,000 during the nine months ended June 30, 2020 compared to the same period in the prior year where no significant gain on sale of assets was recorded, (ii) the Company recognizing a reduction of approximately $1,026,000 in lower interest expense as a result of the reduction of its long-term debt attributable to making its mandatory principal payments and making a prepayment of one of its long-term debt obligations and (iii) during the nine months ended June 30, 2019, the Company recorded an expense of approximately $989,000 relating to the change in fair value of the derivative asset and derivative liabilities (see “Note 7. Derivative Gain on Sale”).

With the Company drawing down substantially on its lines of credit in response to the COVID-19 pandemic, the Company anticipates it will incur increased interest expense until such borrowings are paid.

Income Taxes

The income tax provision was approximately $171,000 and $5,483,000 for the three months ended June 30, 2020 and 2019, respectively, and an income tax provision of approximately $2,028,000 and $7,082,000 for the nine months ended June 30, 2020 and 2019, respectively. The decrease in the tax provision for the three and nine months ended June 30, 2020 primarily resulted from the Company generating lower net income, compared to the three and nine months ended June 30, 2019. In addition, the decrease in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, reflects the impact of a reduction in the Florida state income tax rate.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico’s fiscal year produce the majority of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2020	2019	Change
Cash and cash equivalents and restricted cash	$81,210	$23,838	$57,372
Total current assets	$113,599	$61,977	$51,622
Total current liabilities	$24,603	$28,951	$(4,348)
Working capital	$88,996	$33,026	$55,970
Total assets	$469,932	$417,388	$52,544
Principal amount of term loans and lines of credit	$215,320	$163,449	$51,871
Current ratio	4.62 to 1	2.14 to 1

Management believes that a combination of cash-on-hand (much of which has been generated from a recent draw on lines of credit), cash generated from operations, asset sales and additional availability under the Company’s lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico maintains a $70,000,000 working capital line of credit and a $25,000,000 revolving line of credit, which are available for general use (see Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). In March 2020, as a precautionary measure, the Company drew down an aggregate of $70,000,000 on these revolving credit facilities; $50,000,000 on its WCLC and $20,000,000 on its RLOC. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak. As of June 30, 2020, there was approximately $64,380,000 outstanding on these lines of credit.

The level of debt could have important consequences on Alico’s business, including, but not limited to, increasing its vulnerability to general adverse economic and industry conditions, limiting the availability of cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements, and limiting flexibility in planning for, or reacting to, changes in its business and industry.

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the nine months ended June 30, 2020 and 2019:

(in thousands)	Nine Months Ended June 30,
	2020	2019	Change
Net income	$6,552	$21,173	$(14,621)
Depreciation, depletion, and amortization	10,847	10,441	406
Deferred income tax (benefit) expense	(772)	454	(1,226)
Gain on sale of real estate, property and equipment and assets held for sale	(3,065)	(137)	(2,928)
Loss on disposal of long-lived assets	48	—	48
Change in fair value of derivatives	—	989	(989)
Impairment of long-lived assets	723	244	479
Impairment of right-of-use asset	87	—	87
Stock-based compensation expense	1,042	537	505
Other	15	(160)	175
Change in working capital	5,644	8,145	(2,501)
Net cash provided by operating activities	$21,121	$41,686	$(20,565)

The decrease in net cash provided by operating activities for the nine months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in net income. To a smaller extent, the Company the decrease in net cash was due to the increase in gain on sale of real estate, property and equipment and assets held for sale in the nine months ended June 30, 2020, relating to the sale of certain sections of the East Ranch, as well as a decrease in working capital primarily associated with acquisition of citrus trees.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used In Investing Activities for the nine months ended June 30, 2020 and 2019:

(in thousands)	Nine Months Ended June 30,
	2020	2019	Change
Capital expenditures:
Citrus trees	$(13,865)	$(11,547)	$(2,318)
Land	(832)	(561)	(271)
Equipment and other	(2,310)	(2,459)	149
Total	(17,007)	(14,567)	(2,440)

Net proceeds from sale of real estate, property and equipment and assets held for sale	3,322	419	2,903
Change in deposits on purchase of citrus trees	53	(256)	309
Deposit on purchase of citrus grove	(25)	—	(25)
Advances on notes receivables, net	91	56	35
Net cash used in investing activities	$(13,566)	$(14,348)	$782

The decrease in the amount of net cash used in investing activities for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, was primarily due to proceeds received from the sale of certain sections of the East Ranch during the nine months ended June 30, 2020, which was partially offset by an increase in capital expenditures.

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the nine months ended June 30, 2020 and 2019:

(in thousands)	Nine Months Ended June 30,
	2020	2019	Change
Repayments on revolving lines of credit	$(46,187)	$(86,123)	$39,936
Borrowings on revolving lines of credit	110,567	83,438	27,129
Principal payments on term loans	(12,509)	(8,169)	(4,340)
Treasury stock purchases	(238)	(25,576)	25,338
Payment on termination of sugarcane agreement	—	(11,300)	11,300
Dividends paid	(1,793)	(1,343)	(450)
Deferred financing costs	(23)	—	(23)
Net cash provided by (used in) financing activities	$49,817	$(49,073)	$98,890

The shift from cash used in financing activities to cash provided by financing activities is primarily due to the Company drawing down on its lines of credit. During March 2020, the Company drew down $70,000,000 as a precautionary measure to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak.  Additionally, the Company purchased its common shares through a tender offer in October 2018 for an aggregate approximate amount of $25,576,000 and terminated its 2014 Post-Closing Agreement in March 2019 pursuant to which the Company paid $11,300,000. Partially offsetting this shift was a prepayment of one of its long-term debt obligations in November 2019 in the amount of $4,455,000.

Alico had $64,380,000 outstanding on its revolving lines of credit as of June 30, 2020.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of June 30, 2020, there was approximately $399,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business.  As of June 30, 2020, the Company had approximately $1,769,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Contractual Obligations and Off Balance Sheet Arrangements

There have been no material changes during this reporting period to the disclosures set forth in Part II, Item 7 in Alico’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

During the fiscal quarter ended June 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any of these factors could cause or contribute to the risks and uncertainties identified in our fiscal year 2019 Form 10-K and could materially adversely affect our business, financial condition, results of operations and cashflows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
4/1/2020 - 4/30/2020	—	—	—	—
5/1/2020 - 5/31/2020	—	—	—	—
6/1/2020 - 6/30/2020	—	—	—	—
Total	—	$—	—	—

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.5 of Alico's filing on Form 10-Q dated August 6, 2019)

10.1		Ninth Amendment and Waiver to Credit Agreement

10.2*		(incorporated by reference to Exhibit 10.1 of Alico’s Current Report on Form 8-K dated May 21, 2020)

10.3*		(incorporated by reference to Exhibit 10.2 of Alico’s Current Report on Form 8-K dated May 21, 2020)

10.4+		Option Agreement for Sale and Purchase

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.
*

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

**

In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+

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

ALICO, INC. (Registrant)

August 6, 2020	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)