Form 10-K
period 2020-09-30
ALICO, INC.
filed 2020-12-08
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2020

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

from ____________________to_________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 31, 2020 (the last business day of Alico’s most recently completed second fiscal quarter) was $162,656,988. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 7,506,160 shares of common stock outstanding at December 4, 2020.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2021 Annual Meeting of Shareholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the fiscal year ended September 30, 2020

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

Overview

Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. The Company owns approximately 100,000 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk), holding mineral rights on approximately 90,000 acres of those owned acres. Our principal lines of business are citrus groves and conservation.

Alico is one of the largest citrus producers in the United States of America.

Alico, Inc. operates two divisions: Alico Citrus, a citrus producer, and Land Management and Other Operations, which includes land conservation, encompassing environmental services, land leasing and related support operations.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications - Alico Citrus and Land Management and Other Operations. Land Management and Other Operations include leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous operations generating income. Alico presents its financial results and the related discussion based upon its two business segments: (i) Alico Citrus and (ii) Land Management and Other Operations.

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

During March 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company implemented several measures that we believed would ensure sufficient liquidity for the next several months, including drawing down an aggregate of $70,000,000 on its revolving credit facilities. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event that a more protracted COVID-19 outbreak were to put a significant strain on the financial institutions and their ability to loan funds. As of September 30, 2020, the Company, believing that, despite the protracted COVID-19 outbreak, the financial institution industry was experiencing less negative impact from the outbreak than originally expected, proceeded to pay down the majority of the amounts drawn under its revolving credit facilities.

Additionally, for the protection of our employees in accordance with the Centers For Disease Control and Prevention (CDC) guidelines, the Company arranged to have the majority of office personnel work remotely, has taken steps to allow and encourage greater separation for our employed and contracted field workers and has worked with its harvesters, haulers and suppliers to minimize interactions. The Company continues to assess the situation on a routine basis.

To date, the Company has experienced no material adverse impacts from this pandemic.

Sale and Purchase of Land

On September 11, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida for $28,500,000. A portion of these proceeds were used to purchase approximately 3,280 gross citrus acres for $16,450,000 on October 30, 2020.  The purchase of these gross citrus acres was structured to allow the Company to defer income taxes of approximately $4,000,000 from the gain on sale of the approximate 10,700 acres sold to the State of Florida.

Citrus Grove Management Agreement

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Pursuant to this agreement, the Company is to be reimbursed by the third parties for all of its costs incurred related to providing these services and also receives a management fee based on acres covered under this agreement.

Agreements with Tropicana

On each of May 18, 2020 and May 20, 2020, the Company entered into a new agreement to supply Tropicana, its largest customer, with citrus fruit. These new agreements are effective October 1, 2020, conclude on July 31, 2024, and succeed an existing agreement that expired at the end of September 2020.

Federal Relief Program

The Company has been eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000 and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represents the Part 1 and Part 2 reimbursement under a three-part program. The timing and amount to be received under Part 3 of the program, if any, has not been finalized.

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

Employee and Board of Directors Matters

On August 6, 2020, the Board of Directors (the “Board”) of the Company increased the number of its directors by two and appointed Mr. Adam Putnam and Ms. Kate English as directors, each to serve until the 2021 annual meeting of the Company’s shareholders or until his or her earlier death, resignation, or removal in accordance with the Amended and Restated Bylaws of the Company.

In December 2019, Mr. George R. Brokaw, the then Executive Vice Chairman, informed the Board of Directors that he would voluntarily step down as Executive Vice Chairman effective December 31, 2019 and that change has taken effect. After the effectiveness of this change, Mr. Brokaw has remained a member of the Board of Directors.

Effective February 27, 2020 (which was immediately after the 2020 Annual Meeting of Shareholders), by way of action that has been taken by and at the direction of the Board of Directors, Benjamin D. Fishman, the non-employee Executive Chairman, became the Chairman of the Board. Mr. Fishman has remained a non-employee director.

The Land We Manage

We regularly review our land holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings not meeting our total return criteria are considered surplus to our operations and efforts are being made to sell such land holdings or to exchange such land holdings for land considered to be more compatible with our business objectives and total return profile.

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	45,485	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	45,507
Land Management and Other Operations
Ranch	52,807	Leasing and Conservation
Other Land	1,446	Mining Lease and Office
	54,253
Total	99,760

Alico Citrus

We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties in the State of Florida and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total approximately 45,507 gross acres or 45.6% of our land holdings. The Company also manages approximately 7,200 acres of citrus land on behalf of third-party grove owners in addition to the 45,507 gross acres owned by Alico.

Our citrus acreage is further detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Plantable	Support & Other	Gross
DeSoto County	15,180	1,096	482	16,758	4,650	21,408
Polk County	4,870	—	—	4,870	2,237	7,107
Collier County	4,261	—	—	4,261	2,905	7,166
Hendry County	3,546	57	175	3,778	1,707	5,485
Charlotte County	1,729	—	138	1,867	676	2,543
Highlands County	1,063	—	—	1,063	161	1,224
Hardee County	403	—	—	403	171	574
Total	31,052	1,153	795	33,000	12,507	45,507

Of the 45,507 gross acres of citrus land we own and manage, approximately 12,507 acres are classified as support and other acreage. Support and other acreage include acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery of approximately 22 acres and utilize the trees produced in our own operations. The 32,978 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (i.e., acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.

In an effort to replace trees lost in Hurricane Irma and increase the density of our citrus groves, Alico has planted more than 1.3 million new trees over the past four years. This level of planting has been substantially higher than the normal level of tree attrition. We will continue to evaluate the density throughout our groves and determine the appropriate tree plantings moving forward. Typically, citrus trees become fruit bearing approximately four years after planting and peak around seven to eight years after planting.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were approximately 91.0%, 95.0%, and 93.7% of Alico Citrus revenues for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. We produce Early and Mid-Season varieties, primarily Hamlin oranges, as well as a Valencia variety for the processed market. We deliver our fruit to the processors in boxes which each contains approximately 90 pounds of oranges. Because the processors convert the majority of the citrus crop into orange juice, they generally do not buy their citrus on a per box basis, but rather on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of citrus fruit. We produced approximately 43,578,000, 46,727,000, and 26,513,000 pound solids for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, from boxes delivered to processing plants of approximately 7,311,000, 7,904,000, and 4,702,000, respectively. As previously indicated, the falloff in fiscal year 2018 was mostly attributable to the impact of Hurricane Irma.

The average pound solids per box was 5.96, 5.91, and 5.64 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a floor and ceiling price. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price to the extent it does not exceed the ceiling price.

Our citrus produced for the processed citrus market in fiscal year 2020 under our largest agreement was subject to floor prices and ceiling prices. Under this agreement, if the market price was below the floor prices or exceeded the ceiling prices, then 50% of the shortfall or excess was deducted from the floor price or added to the ceiling price. Under our next largest agreement, our citrus produced is subject to a minimum floor price and maximum ceiling price and is a based on a cost-plus structure.

On each of May 18, 2020 and May 20, 2020, the Company entered into two new agreements to supply Tropicana, its largest customer, with citrus fruit. These new agreements are effective October 1, 2020, conclude on July 31, 2024, and succeeded our existing largest agreement with this customer which expired at the end of September 2020.

Although we believe other markets and customers are available for our citrus products, we also believe that new arrangements in these other markets or with other customers may be less favorable than our current contracts.

Our sales to the fresh citrus market constituted approximately 2.6%, 3.0%, and 2.6% of our Alico Citrus revenues for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 267,000, 210,000, and 125,000 fresh fruit boxes for each of the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services (“Grove Management Services”) for approximately 7,000 acres owned by such third parties. Under the terms of the agreement, the Company is reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement. The Company, prior to this agreement, was already providing Grove Management Services to several small third-party grove owners on acres within the Company’s groves and continues to provide such services. Revenues generated from our Grove Management Services were approximately 5.1%, 1.1% and 2.3% of our total operating revenues for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Revenues from our Alico Citrus operations were approximately 96.6%, 97.4%, and 96.1% of our total operating revenues for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Land Management and Other Operations

We own and manage land in Collier, Glades, and Hendry Counties and are engaged in land leasing for recreational and grazing purposes, conservation, and mining activities. Our Land Management and Other Operations land holdings total 54,253 gross acres, or 54.4% of our total acreage.

Our Land Management and Other Operations acreage is detailed in the following table as of September 30, 2020:

Acreage
Hendry County	49,705
Glades County	526
Collier County	4,022
Total	54,253

On September 11, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Because the acres involved in the sale would have been critical to our planned dispersed water storage project, the Company has decided to no longer pursue permit approval activities for this project. As a result of this decision to no longer pursue permit approval activities for this project, the Company has renamed this segment Land Management and Other Operations to better reflect the components of this segment. The Company did not generate any revenue from the dispersed water storage project and incurred expenses of $1,346,000, $1,206,000 and $1,619,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

In January 2018, the Company sold its breeding herd and leased grazing rights on the Ranch to a third-party operator. The Company continues to own the property and conduct its long-term dispersed water program and wildlife management programs. As part of the sales transaction, the Company expensed all cattle inventory costs that were accumulated at the date of sale.

Revenues from Land Management and Other Operations were approximately 3.4%, 2.6%, and 3.9% of total operating revenues for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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

Our strategy is based on best management practices of our agricultural operations and the environmental and conservation stewardship of our land and natural resources. We try to manage our land in a sustainable manner and evaluate the effect of changing land uses while considering new opportunities. Our commitment to environmental stewardship is fundamental to the Company’s core beliefs.

Intellectual Property

While we consider our various intellectual property to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by any single piece of intellectual property or group of related intellectual property registrations or rights.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations and revenues are predominantly seasonal in nature. The following table illustrates the seasonality of our agribusiness revenues:

Fiscal Year
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept
Harvest Fresh and Early/Mid Varieties of Oranges		X	X	X	X
Harvest Valencia Oranges						X	X	X	X

Significant Customers

Revenue from Tropicana represented approximately 87%, 89%, and 87% of our consolidated revenue for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. The revenue in fiscal year 2020 from Tropicana was generated primarily from two separate contracts. This revenue was generated from the sale of our citrus product in the processed market. No other single customer provided more than 10% of our consolidated revenue in fiscal years 2020, 2019 or 2018.

Competition

The orange and specialty citrus markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Citrus is grown domestically in several states including Florida, California, Arizona and Texas, as well as foreign countries, most notably Brazil and Mexico. Competition is impacted by several factors including quality, production, demand, brand recognition, market prices, weather, disease, export/import restrictions and foreign currency exchange rates.

Governmental Regulations

Our operations are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes we are in material compliance with all such rules including permitting and reporting requirements. Historically, compliance with environmental regulations has not had a material impact on our financial position, results of operations or cash flows.

Management monitors environmental legislation and requirements and makes every reasonable effort to remain in compliance with such regulations. In addition, we require in our leases that lessees of our property comply with environmental regulations as a condition of leasing.

We are subject to other laws of the United States and the rules and regulations of various governing bodies within the United States, which may differ among jurisdictions. Compliance with these laws, rules and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.

Human Capital

Supporting our people is a fundamental value for Alico. We believe the Company’s success depends on its ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of our employees and the employees of our independent contractors, particularly our key employees, significantly benefit our operations and performance. The Company's management oversees various employee initiatives and also monitors the effectiveness of the personnel provided by independent contractors with which we contract for certain harvesting and hauling services.

Health and safety in the workplace for our employees and personnel provided by independent contractors with which we contract is one of the Company’s core values. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees and the personnel provided by independent contractors safe and healthy. In response to the pandemic, the Company has taken actions aligned with the Centers for Disease Control and Prevention to protect its workforce so that its workforce can more safely and effectively perform their work.

Employee levels are managed to align with the pace of business and takes into account the services that are performed for us by our independent contractors. We rely on our independent contractors to manage their respective employee levels so that the harvesting and hauling services they are obligated to perform for us are consistent with the contractual obligations of these independent contractors and enable us to satisfy our harvesting and hauling needs. Management believes that through its own employees, coupled with the human capital supplied by its independent contractors, it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable, that its relations with its independent contractors is favorable and that the relations that the independent contractors and the Company has with the employees of the independent contractors is favorable.

We believe in a culture of equity, diversity and inclusion. We are also committed to advancing safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on the success of our business and where every person has the opportunity to thrive personally and professionally.

As of September 30, 2020, we had 251 full-time employees. Our employees work in the following divisions:

Alico Citrus	230
Land Management and Other Operations (1)	0
Corporate, General, Administrative and Other	21
Total employees	251

(1)	There is one employee who is included in Corporate, General, Administrative and Other who oversees the Land Management and Other operations.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The following is a description of key known factors that we believe may materially affect our business, financial condition, results of operations or cash flows.  They should be considered carefully, in addition to the information set forth elsewhere in this Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, including the related Notes to the Consolidated Financial Statements in making any investment decisions with respect to our securities.  Additional risks or uncertainties that are not currently known to us that we currently deem to be immaterial or that could apply to any company could also materially adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to our Business

The COVID-19 pandemic has caused significant economic instability and uncertainty and may have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic has caused economic instability and uncertainty globally and may have a material adverse impact, on our business.

Potential negative impacts of the pandemic include, but are not limited to, the following:

•	Reduction in customer demand for citrus products and decreased consumer spending levels, which could materially and adversely affect our results of operations;
•

Potential disruption of services on which we rely to deliver our harvested citrus to producers and fulfilling deliveries to production plants, any of which could materially and adversely affect our business or reputation;

•

We may be unable to obtain financing in the current economic environment on terms that are favorable or acceptable to us, or at all, which could impair our cash flows and restrict our ability to execute on our strategic initiatives and react to changes in our business or the environment;

•	There could be increased volatility in our stock price related to the pandemic, which could result in the loss of some or all of the value of an investment in the Company;
•	Our ability to maintain our workforce during these uncertain times, which could materially and adversely affect our results of operations;
•	Increase in employee absenteeism due to fear of infection, which could materially and adversely affect our results of operations;
•	Increase in possible lawsuits or regulatory actions due to COVID-19 spread in the workplace which could materially and adversely affect our results of operations;
•	Spread of COVID-19 in our workplace, which could materially and adversely affect our business and reputation;
•

Increase in the possibility of cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges, particularly as attributable to a substantial number of our employees and suppliers working remotely, which could materially and adversely affect our business and reputation; and

•

Adverse impact on the productivity of management and our employees that are working remotely, including an impact on our ability to maintain our financial reporting processes and related controls and our ability to manage complex accounting issues presented by the COVID-19 pandemic which could materially and adversely affect our business and reputation.

Our business operations could be significantly harmed by natural disasters or global epidemics.

Our business could be adversely affected by natural disasters such as epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis, such as the current COVID-19 pandemic referred to above, could adversely affect economies and financial markets, particularly those in the United States. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.

The occurrence of any of the foregoing or other natural or man-made disasters could cause damage or disruption to us, our employees, operations, markets and customers, which could result in significant delays in deliveries or substantial shortages of our products and adversely affect our business results of operations, financial condition or prospects.

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

Both of these diseases pose a significant threat to the Florida citrus industry and to our citrus groves. While we try to use best management practices to attempt to control diseases and their spread, there can be no assurance that our mitigation efforts will be successful. These diseases can significantly increase our costs which could materially adversely affect our business, financial condition, results of operations and cash flows. Our citrus groves produce the significant majority of our annual operating revenues. A significant reduction in available citrus from our citrus groves could decrease our operating revenues and materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our revenues from our citrus business were approximately 96.6%, 97.4%, and 96.1% of our operating revenues in fiscal years 2020, 2019 and 2018, respectively. Our citrus division is one of the largest citrus producers in the United States and because of the significance of the revenues derived from this business, we are more vulnerable to adverse events or market conditions affecting our citrus business which could have a significant impact on our overall results of operations, financial condition and cash flows.

Our failure to effectively perform grove management functions or to effectively manage an expanded portfolio of groves could materially and adversely affect our business, financial condition, and results of operations.

Recently, we have significantly expanded the number of grove acres that we are managing for third parties.  If we are unable to effectively perform grove management services for both our own groves and the groves owned by third parties at the level and/or the cost that we expect, or if we were to fail to allocate sufficient resources to meet the grove management of our own groves and the groves owned by these third parties, it could adversely affect our performance and reputation.  Our ability to perform the grove management services will be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel and the number of acres and groves that we will manage. Increases in the number of acres and groves we are managing have required us to hire a greater number of additional qualified personnel. No assurance can be made that we will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization.

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

The Company's contracts with Tropicana accounted for 86.9%, 88.6%, and 86.6% of the Company's revenues in fiscal years 2020, 2019 and 2018, respectively. The revenue for Tropicana is primarily generated from two contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.

Our agricultural products are subject to supply and demand pricing which is not predictable.

Agricultural operations traditionally provide almost all of our operating revenues with citrus being the largest portion and are subject to supply and demand pricing. Prior to this current fiscal year, according to Nielsen data, consumer demand for orange juice had decreased significantly to its lowest level in almost a decade; however, we have been able to offset the impact of such decline with higher prices based on a lower supply of available oranges. Although the demand for orange juice has increased in this latest year, it is uncertain as to whether such increased demand can be maintained, whether we will see a return to a decline in the future and whether, if there were to be such a decline, the impact could be again offset by higher prices. In particular, although our processed citrus is subject to minimum pricing, we are unable to predict with certainty the final price we will receive for our products. In some instances, the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations.

If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. As a result, and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There can be no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.

We are subject to the risk of product contamination and product liability claims.

The sale of agricultural products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that our agricultural products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered or fully covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance; however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

Our agricultural operations are subject to water use regulations restricting our access to water.

Our operations are dependent upon the availability of adequate surface and underground water. The availability of water is regulated by the state of Florida through water management districts which have jurisdiction over various geographic regions in which our lands are located. Currently, we have permits in place for the next 15 to 20 years for the use of underground and surface water which are believed to be adequate for our agricultural needs.

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

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. Immigration reform and enforcement has been attracting significant attention from the U.S. Government (particularly in the current U.S. administration and U.S. Congress), with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. It remains unclear how the next U.S. administration will approach immigration reform and enforcement. However, if new immigration legislation is enacted in the U.S. and/or if enforcement actions are taken against available personnel, such legislation and/or enforcement activities may contain provisions that could significantly reduce the number and availability of workers. Termination of a significant number of personnel who might be found to be unauthorized workers or the scarcity of other available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.

Our acquisition of additional agricultural assets and other businesses could pose risks.

We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. For example, (i) in fiscal year 2015, we acquired three Florida citrus properties, including Orange-Co and Silver Nip Citrus, which resulted in our citrus division being one of the largest citrus producers in the United States, and (ii) in October 2020 we acquired another Florida citrus property. While we expect that our past and future acquisitions will successfully complement our business, we may fail to realize all of the anticipated benefits of these acquisitions, which could reduce our anticipated results. We cannot assure that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, or obtain any financing that may be needed to consummate such acquisitions or complete proposed acquisitions. Acquisitions by us could result in accounting changes, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends, debt service payments, integration issues and diversion of management’s attention, any of which could adversely affect our business, results of operations, financial condition, and cash flows. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operations, financial condition and cash flows.

Dispositions of our assets may adversely affect our future results of operations.

We also routinely evaluate the benefits of disposing of certain of our assets which could include the exit from lines of business. For example, in November of 2014, we sold significant sugarcane assets and we are no longer involved in the sugarcane business and, in January of 2018, we sold our breeding herd and no longer engage in cattle operations. Most recently, we sold certain ranch acres to the State of Florida because these acres would have been critically important for carrying out the Company’s planned dispersed water storage project, the Company is no longer are pursuing permit approval relating to this dispersed water storage project. While such dispositions increase the amount of cash available to us, it could also result in a potential loss of significant operating revenues and income streams that we might not be able to replace, makes our business less diversified and could ultimately have a negative impact on our results of operations, financial condition and cash flows.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties in the future on a tax deferred basis.

From time to time we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges under the federal income tax law. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable and we could also be required to pay interest and penalties. As a result, we may be required to borrow funds in order to pay additional income taxes, and the payment of such taxes could cause us to have less cash available. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties in the future on a tax deferred basis.

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

In the fiscal years ended September 30, 2020, 2019 and 2018 we paid approximately $2,714,000, $2,755,000, and $3,089,000 in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $87,976,000, $91,312,000, and $104,017,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $463,799,000, $514,330,000, and $537,183,000, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of "Green Belt" values or average millage rates could significantly impact our results of operations, cash flows and/or financial position.

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

As of September 30, 2020, we had approximately $151,000,000 in principal amount of indebtedness outstanding under our secured credit facilities and line of credit and an additional availability of approximately $91,659,000 is available under our revolving lines of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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

Although our common stock trades on the Nasdaq Global Select Market, it is thinly traded and our average daily trading volume is low compared to the number of shares of common stock we have outstanding. The low trading volume of our common stock can cause our stock price to fluctuate significantly as well as make it difficult for a shareholder to sell their common shares quickly. As a result of our stock being thinly traded and/or our low stock price, institutional investors might not be interested in owning our common stock, which in turn could have a material adverse effect on our ability to obtain future funding, if needed, as well as create a potential market overhang.

On November 12, 2019, 734 Investors effected a distribution of all of the shares of our common stock owned by 734 Investors to its members. The distribution of Alico shares of common stock by 734 Investors to its members has the effect of increasing the Company’s public float and such increase, although it may increase the trading volume and thus reduce some of the trading volume risk described above, may at the same time over the short term have a material adverse effect on the market price of the common stock if too many members of 734 Investors seek to liquidate their shares over a short period.

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

If we were to conduct another tender offer or engage in an additional share repurchase program, holders of our securities would be subject to certain risks associated with a decrease in the outstanding number of shares of our common stock.

In September 2018 the Company announced the commencement of the Tender Offer. During the Tender Offer the Company repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. While we have no plans to conduct another tender offer at this time, we may conduct another tender offer or engage in the repurchase of our shares in the future. Shareholders could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, if the Company makes future tender offers or private or open market repurchases of its shares. Although the Company is not currently pursuing a tender offer or repurchase program, there are no assurances that our Board of Directors will not authorize the Company to do so in the future. Engaging in a tender offer or repurchase program in the future could have a negative effect on our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2020, Alico owned 99,760 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	45,485	5,485	7,107	7,166	21,386	—	2,543	574	1,224
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	45,507	5,485	7,107	7,166	21,408	—	2,543	574	1,224
Land Management and Other Operations	52,807	48,785	—	4,022	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Other	920	920	—	—	—	—	—	—	—
Total	99,760	55,190	7,107	11,188	21,408	526	2,543	574	1,224

Approximately 51,300 acres of the properties listed are encumbered by credit agreements totaling approximately $151,000,000 as of September 30, 2020. For a more detailed description of the credit agreements and collateral please see Note 6. “Long-Term Debt and Lines of Credit” to the Company’s fiscal year 2020 consolidated financial statements.

The Company currently collects mining royalties on approximately 526 acres of the land included in the table above and located in Glades County, Florida. These royalties do not represent a significant portion of operating revenues or gross profits.

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

On November 28, 2018, the parties in the Florida Litigation stipulated to an order which provided that (1) the record date for the Purported Consent was stayed indefinitely, and (2) Mr. Trafelet and the Company’s Board of Directors should not take any action out of routine day-to-day operations conducted in the ordinary course of business, including any action to change the corporate governance of Alico or removing any corporate officers or directors from positions held as of November 27, 2018.

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

Holders

On December 4, 2020, our stock transfer records indicated there were 216 holders of record of our common stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

The following table presents cash dividends per share of our common stock declared in fiscal years ended September 30, 2020, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Per Common Share
November 6, 2017	December 29, 2017	January 16, 2018	$0.06
March 14, 2018	March 30, 2018	April 13, 2018	$0.06
June 11, 2018	June 29, 2018	July 13, 2018	$0.06
September 4, 2018	September 28, 2018	October 12, 2018	$0.06
December 14, 2018	December 28, 2018	January 11, 2019	$0.06
March 15, 2019	March 29, 2019	April 12, 2019	$0.06
June 14, 2019	June 28, 2019	July 12, 2019	$0.06
September 13, 2019	September 27, 2019	October 11, 2019	$0.06
December 5, 2019	December 27, 2019	January 10, 2020	$0.09
March 13, 2020	March 27, 2020	April 10, 2020	$0.09
June 11, 2020	June 26, 2020	July 10, 2020	$0.09
September 11, 2020	September 25, 2020	October 9, 2020	$0.09

Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2015 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	Sept 15	Sept 16	Sept 17	Sept 18	Sept 19	Sept 20
Alico, Inc.	100	66.71	85.51	85.29	86.54	73.67
S&P 500 Index	100	115.43	136.91	161.43	168.30	193.80
S&P Agricultural Products Index	100	115.30	118.08	133.04	112.52	133.78
Peer Group	100	121.43	163.75	267.21	212.60	173.86

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

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/01/2019 - 10/31/2019	7,000	$33.95	—	—
Total	7,000	$33.95	—	—
(1)

On October 10, 2019, the Board of Directors authorized the repurchase of up to 7,000 shares of the Company's common stock from 734 Investors in a privately negotiated repurchase of shares. The Company entered into a repurchase agreement with 734 Investors to repurchase 7,000 shares of the Company's common stock on October 15, 2019.

Item 6. Selected Financial Data

The following tables present selected historical consolidated financial information as of and for each of the fiscal years in the five-year period ended September 30, 2020. The Consolidated Financial Statements as of and for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016.

The selected historical financial data presented below should be reviewed in conjunction with our Consolidated Financial Statements and the accompanying Notes thereto, included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	September 30,
	2020	2019	2018	2017	2016
Selected Statements of Operations Information:
Operating revenues	$92,507	$122,251	$81,281	$129,829	$144,196
Income (loss) from operations	$6,921	$45,214	$10,535	$(6,094)	$21,846
Net income (loss) attributable to common stockholders	$23,662	$37,833	$13,050	$(9,451)	$6,993
Basic earnings (loss) per common share	$3.16	$5.06	$1.59	$(1.14)	$0.84
Diluted earnings (loss) per common share	$3.16	$5.05	$1.57	$(1.14)	$0.84
Cash dividends declared per common share	$0.36	$0.24	$0.24	$0.24	$0.24

Selected Balance Sheet Information:
Cash and cash equivalents and restricted cash	$19,687	$23,838	$32,260	$3,395	$6,625
Property and equipment, net	$350,061	$345,648	$340,403	$349,337	$379,247
Total assets	$423,937	$417,388	$423,422	$419,182	$455,445
Current portion of long-term debt	$9,145	$5,338	$5,275	$4,550	$4,493
Long-term debt, net of current portion	$139,106	$158,111	$169,074	$181,926	$192,726
Total Alico, Inc. stockholders' equity	$216,341	$194,303	$172,117	$160,641	$173,490
Noncontrolling interest	$5,441	$5,095	$5,478	$4,728	$4,773

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

For the fiscal year ended September 30, 2020, net income includes a gain on sale of assets of approximately $30,424,000 related to the sale of real estate, property and equipment and assets held for sale. Net income also includes federal relief proceeds of approximately $4,629,000 under the Florida CRBG program relating to Hurricane Irma. Additionally, net income includes approximately $5,981,000 of interest expense and $1,321,000 relating to impairments of long-lived assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our shareholders to liquidate their shareholdings by virtue of past market sales of common stock, by sales of common stock or by way of future transactions; political changes and economic crises; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company with a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 100,000 acres of land in eight Florida counties, holding mineral rights on approximately 90,000 of those owned acres. Our principal lines of business are now citrus groves and land management and other operations, which include land conservation, encompassing environmental services, land leasing and related support operations. Prior to the sale of certain ranch land to the State of Florida in September 2020, the Company’s business line also included Water Resources. Prior to the sale of our breeding herd in January 2018, the Company’s business line also included cattle ranching. Our mission is to create value for our customers and shareholders by managing existing lands to their optimal current income and total returns. Alico opportunistically acquires new agricultural assets and produces high quality agricultural products while exercising responsible environmental stewardship. Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of results of operations, financial condition and changes in financial condition for the periods presented. This MD&A is organized as follows:

•

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition.

•

Consolidated Results of Operations. This section provides an analysis of our results of operations for each of the three fiscal years ended September 30, 2020. Our discussion is presented on a consolidated basis and includes discussion on future trends by segment.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of the three fiscal years ended September 30, 2020 and our outstanding debt, commitments and cash resources as of September 30, 2020.

•

Critical Accounting Policies. This section identifies those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, “Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. For the fiscal year ended September 30, 2020, the Company generated operating revenues of approximately $92,507,000, income from operations of approximately $6,921,000, and net income attributable to common stockholders of approximately $23,662,000. Cash provided by operating activities was approximately $1,049,000 for the fiscal year ended September 30, 2020.

Fiscal Year Highlights and Other Developments

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

During March 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company implemented several measures that we believe would help ensure sufficient liquidity for the next several months, including drawing down an aggregate of $70,000,000 on its revolving credit facilities. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event that a more protracted COVID-19 outbreak were to put a significant strain on the financial institutions and their ability to loan funds. As of September 30, 2020, the Company, believing that despite the protracted COVID-19 outbreak, the financial institutions industry was experiencing less negative impact from the outbreak than originally expected, proceeded to pay down the majority of the amounts drawn under its revolving credit facilities.

Additionally, for the protection of our employees per the Centers For Disease Control and Prevention (CDC) guidelines, the Company arranged to have the majority of office personnel work remotely, has taken steps to allow and encourage greater separation for our employed and contracted field workers and has worked with its harvesters, haulers and suppliers to minimize interactions. The Company continues to assess the situation on a routine basis.

To date, the Company has experienced no material adverse impacts from this pandemic.

Citrus Grove Management Agreement

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Pursuant to this agreement, the Company is to be reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement.

Agreements with Tropicana

On each of May 18, 2020 and May 20, 2020, the Company entered into a new agreement to supply Tropicana, its largest customer, with citrus fruit. These new agreements are effective October 1, 2020, conclude on July 31, 2024, and succeed an existing agreement that expired at the end of September 2020.

Federal Relief Program

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fiscal year ended September 30, 2020 and 2019, the Company received approximately $4,629,000 and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represents the Part 1 and Part 2 reimbursement under a three-part program. The timing and amount to be received under Part 3 of the program, if any, has not been finalized.

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

Employee and Board of Directors Matters

On August 6, 2020, the Board of Directors increased the number of its directors by two and appointed Mr. Adam Putnam and Ms. Kate English as directors, each to serve until the 2021 annual meeting of the Company’s shareholders or until his or her earlier death, resignation, or removal in accordance with the Amended and Restated Bylaws of the Company.

In December 2019, Mr. George R. Brokaw, the then Executive Vice Chairman, informed the Board of Directors that he would voluntarily step down as Executive Vice Chairman effective December 31, 2019 and that change has taken effect. After the effectiveness of this change, Mr. Brokaw has remained a member of the Board of Directors.

Effective February 27, 2020 (which was immediately after the 2020 Annual Meeting of Shareholders), by way of action that has been taken by and at the direction of the Board of Directors, Benjamin D. Fishman, the non-employee Executive Chairman, became the Chairman of the Board. Mr. Fishman has remained a non-employee director.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated Statements of Operations for the fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2019	2018	$	%
Operating revenues:
Alico Citrus	$89,369	$119,031	$(29,662)	(24.9)%	$119,031	$78,121	$40,910	52.4%
Land Management and Other Operations	3,138	3,220	(82)	(2.5)%	3,220	3,160	60	1.9%
Total operating revenues	92,507	122,251	(29,744)	(24.3)%	122,251	81,281	40,970	50.4%
Gross profit (loss):
Alico Citrus	17,088	59,437	(42,349)	(71.3)%	59,437	26,412	33,025	125.0%
Land Management and Other Operations	831	923	(92)	(10.0)%	923	(819)	1,742	NM
Total gross profit	17,919	60,360	(42,441)	(70.3)%	60,360	25,593	34,767	135.8%
General and administrative expenses	10,998	15,146	(4,148)	(27.4)%	15,146	15,058	88	0.6%
Income from operations	6,921	45,214	(38,293)	(84.7)%	45,214	10,535	34,679	NM
Total other income, net	24,456	5,019	19,437	NM	5,019	2,655	2,364	89.0%
Income before income taxes	31,377	50,233	(18,856)	(37.5)%	50,233	13,190	37,043	NM
Income tax provision	7,663	12,783	(5,120)	(40.1)%	12,783	390	12,393	NM
Net income	23,714	37,450	(13,736)	(36.7)%	37,450	12,800	24,650	192.6%
Net (income) loss attributable to noncontrolling interests	(52)	383	(435)	NM	383	250	133	53.2%
Net income attributable to Alico, Inc. common stockholders	$23,662	$37,833	$(14,171)	(37.5)%	$37,833	$13,050	$24,783	189.9%

NM - Not meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2020, 2019 and 2018:

	Fiscal Year Ended
	September 30,
	2020	2019	2018
Operating revenues:
Alico Citrus	96.6%	97.4%	96.1%
Land Management and Other Operations	3.4%	2.6%	3.9%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

(in thousands, except per box and per pound solids data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2020	2019	Unit	%	2019	2018	Unit	%
Operating Revenues:
Early and Mid-Season	$31,303	$39,574	$(8,271)	(20.9)%	$39,574	$24,309	$15,265	62.8%
Valencias	50,060	73,480	(23,420)	(31.9)%	73,480	48,865	24,615	50.4%
Fresh Fruit	2,321	3,629	(1,308)	(36.0)%	3,629	2,054	1,575	76.7%
Grove Management Services	4,599	1,342	3,257	NM	1,342	1,808	(466)	(25.8)%
Purchase and Resale of Fruit	850	943	(93)	(9.9)%	943	809	134	16.6%
Other	236	63	173	NM	63	276	(213)	(77.2)%
Total	$89,369	$119,031	$(29,662)	(24.9)%	$119,031	$78,121	$40,910	52.4%
Boxes Harvested:
Early and Mid-Season	3,146	3,114	32	1.0%	3,114	1,811	1,303	71.9%
Valencias	4,165	4,790	(625)	(13.0)%	4,790	2,891	1,899	65.7%
Total Processed	7,311	7,904	(593)	(7.5)%	7,904	4,702	3,202	68.1%
Fresh Fruit	267	210	57	27.1%	210	125	85	68.0%
Total	7,578	8,114	(536)	(6.6)%	8,114	4,827	3,287	68.1%
Pound Solids Produced:
Early and Mid- Season	17,947	16,873	1,074	6.4%	16,873	9,194	7,679	83.5%
Valencias	25,631	29,854	(4,223)	(14.1)%	29,854	17,319	12,535	72.4%
Total	43,578	46,727	(3,149)	(6.7)%	46,727	26,513	20,214	76.2%
Pound Solids per Box:
Early and Mid-Season	5.70	5.42	0.28	5.2%	5.42	5.07	0.35	6.9%
Valencias	6.15	6.23	(0.08)	(1.3)%	6.23	5.99	0.24	4.0%
Price per Pound Solids:
Early and Mid-Season	$1.74	$2.35	$(0.61)	(26.0)%	$2.35	$2.64	$(0.29)	(11.0)%
Valencias	$1.95	$2.46	$(0.51)	(20.7)%	$2.46	$2.82	$(0.36)	(12.8)%
Price per Box:
Fresh Fruit	$8.69	$17.28	$(8.59)	(49.7)%	$17.28	$16.43	$0.85	5.2%
Operating Expenses:
Cost of Sales	$52,492	$52,037	$455	0.9%	$52,037	$46,477	$5,560	12.0%
Harvesting and Hauling	19,897	22,079	(2,182)	(9.9)%	22,079	12,821	9,258	72.2%
Grove Management Services	3,817	774	3,043	NM	774	1,177	(403)	(34.2)%
Purchase and Resale of Fruit	704	788	(84)	(10.7)%	788	662	126	19.0%
Other	(4,629)	(16,084)	11,455	(71.2)%	(16,084)	(9,428)	(6,656)	70.6%
Total	$72,281	$59,594	$12,687	21.3%	$59,594	$51,709	$7,885	15.2%
Gross Profit	$17,088	$59,437	$(42,349)	(71.3)%	$59,437	$26,412	$33,025	125.0%

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

The decrease in revenue for the fiscal year ended September 30, 2020, compared to the fiscal year ended September 30, 2019 was due to a decrease in the price per pound solids as well as a decrease in aggregate processed box production. The decrease in the price per pound solids in the market place was a result of excess supply from domestic and international growers. The decrease in aggregate processed box production was the result of greater fruit drop and smaller fruit size of Valencias in the current harvest season as compared to the prior harvest season, offset in part by an increase in processed box production of the Early and Mid-season fruit.

As previously disclosed, the Company anticipated a reduction in the market prices throughout the 2019-20 harvest season as a result of the excess supply from domestic and international growers. However, due to an increase in the consumption of Not from Concentrate Orange Juice ("NFC"), as indicated in the published Nielsen data, since March 2020, inventory levels have decreased and, as a result, the Company anticipates that market pricing will improve in the 2020-21 harvest season.

The Company completed its harvest season in the middle of May 2020 and was able to complete the harvest without any negative impact from the COVID-19 pandemic.

The increase in revenues for the fiscal year ended September 30, 2019, compared to the fiscal year ended September 30, 2018, was primarily related to the negative impact of Hurricane Irma on the prior fiscal year harvest. As a result of Hurricane Irma, which occurred in September 2017, the Company experienced a greater amount of fruit drop and consequently harvested approximately 3,202,000 fewer boxes in fiscal year 2018, as compared to fiscal year 2019. The Company also saw an overall increase in pound solids per box in fiscal year 2019, which was 5.91 as compared to 5.64 for fiscal year 2018. In addition, the increase in revenue, to a smaller extent, was due to a greater number of boxes of fresh fruit being sold in fiscal year 2019.

Total processed boxes harvested in fiscal year 2020 decreased by approximately 7.5%, as compared to fiscal year 2019. Pound solids increased by approximately 6.4% and decreased by approximately 14.1% for the Early and Mid-Season and Valencia oranges, respectively. The combination of these items resulted in approximately 3,149,000 fewer pound solids sold in fiscal year 2020, as compared to fiscal year 2019.

Total processed boxes harvested in fiscal year 2019 increased by approximately 68.1%, as compared to fiscal year 2018. Pound solids increased by approximately 6.9% and approximately 4.0% for the Early and Mid-Season and Valencia oranges, respectively. The combination of these items resulted in approximately 20,214,000 of additional pound solids sold in fiscal year 2019, as compared to fiscal year 2018.

The USDA, in its November 10, 2020 Citrus Crop Forecast for the 2020-21 harvest season, indicated its expectation that the Florida orange crop will decrease from approximately 67,300,000 boxes for the 2019-20 crop year to approximately 57,000,000 boxes for the 2020-21 crop year, a decrease of approximately 15.3%. As production is estimated to be lower than in the prior year, the Company anticipates there will be an increase in market prices in the 2020-21 harvest season primarily driven by an increase in demand for NFC orange juice, which will more than offset the negative impact from the estimated decline in production.

The increase in operating expenses for the fiscal year 2020, as compared to the fiscal year 2019, primarily relates to the Company receiving less federal relief proceeds through the Florida CRBG program relating to Hurricane Irma, which are recorded as a reduction of operating expenses, during fiscal year 2020, as compared to fiscal year 2019. The Company received proceeds of approximately $4,629,000 and $15,597,000 through the Florida CRBG program relating to Hurricane Irma during the fiscal years ended September 30, 2020 and 2019, respectively. Additionally, the Company recorded additional grove management services expense of approximately $3.0 million. Partially offsetting this decrease in operating expenses was a reduction in harvesting and hauling costs experienced by the Company as a result of fewer processed boxes being harvested during the fiscal year ended September 30, 2020 as compared to the same period in the prior year.

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is to be reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement. As the Company provides these citrus grove caretaking management services, the Company will be recording both an increase in revenues and expenses. For the fourth quarter ended September 30, 2020, the Company recorded approximately $3,300,000 of operating revenue, including the management fee, and approximately $3,000,000 of operating expenses relating to this arrangement.

Land Management and Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2019	2018	$	%
Revenue From:
Land and other leasing	$2,683	$2,787	$(104)	(3.7)%	$2,787	$2,595	$192	7.4%
Sale of calves and culls	—	—	—	NM	—	57	(57)	(100.0)%
Other	455	433	22	5.1%	433	508	(75)	(14.8)%
Total	$3,138	$3,220	$(82)	(2.5)%	$3,220	$3,160	$60	1.9%
Operating Expenses:
Land and other leasing	$955	$1,047	$(92)	(8.8)%	$1,047	$1,072	$(25)	(2.3)%
Cost of calves sold	—	—	—	NM	—	1,075	(1,075)	(100.0)%
Water conservation	1,346	1,206	140	11.6%	1,206	1,619	(413)	(25.5)%
Other	6	44	(38)	(86.4)%	44	213	(169)	(79.3)%
Total	$2,307	$2,297	$10	0.4%	$2,297	$3,979	$(1,682)	(42.3)%
Gross Profit (loss)	$831	$923	$(92)	(10.0)%	$923	$(819)	$1,742	NM

NM - Not meaningful

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The slight decrease in revenues from Land Management and Other Operations for the fiscal year ended September 30, 2020 is primarily due to a reduction in the leased acreage relating to a cattle grazing lease. The reduction in the leased acreage was due to certain acres, which were included under this lease arrangement, having been sold in September 2019.

On September 11, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Because the acres involved in the sale would have been critical to our planned dispersed water storage project, the Company has decided to no longer pursue permit approval activities for this particular project. As a result of this decision, the Company wrote-down approximately $598,000 of assets relating to this project during the fourth quarter of the fiscal year ended September 30, 2020. The Company anticipates that it will have no further expenses incurred relating to the dispersed water storage project moving forward.

The slight increase in revenues from Land Management and Other Operations for the fiscal year ended September 30, 2019 is primarily due to the Company recording a full year of grazing lease revenue in fiscal year 2019, while only recording nine months of revenue as the lease for these grazing rights was executed on January 8, 2018, at the time of the sale of the cattle herd. Partially offsetting this increase was a decrease in farm lease revenue as a result of a lease not being renewed in fiscal year 2019.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2020 was approximately $10,998,000, compared to approximately $15,146,000 for the fiscal year ended September 30, 2019.

The decrease in general and administrative expenses for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, was primarily due to professional fees, relating to a corporate litigation matter, of approximately $2,300,000 being incurred for the fiscal year ended September 30, 2019. This litigation was settled and no further expenses were incurred relating to this matter during the fiscal year ended September 30, 2020. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the fiscal year ended September 30, 2019. The Company also experienced a reduction due to (i) a one-time pension expense related to its deferred retirement benefit plan of approximately $965,000 in fiscal year 2019, (ii) a reduction in payroll expenses for the fiscal year ended September 30, 2020 of approximately $331,000 relating to one of the senior managers resigning in December 2019 and a reduction in bonuses granted to senior management, (iii) a decrease in stock compensation expense of approximately $204,000 as a result of certain stock options expense being accelerated in fiscal year ended September 30, 2020 and (iv) other smaller decreases in rent, consulting and Board of Director fees aggregating approximately $445,000. Partially offsetting these decreases was a lower amount of stock compensation expense of $823,000 recognized in fiscal year ended September 30, 2019 as a result of a former senior executive forfeiting his stock options as part of the settled litigation and an increase in Directors and Officers insurance of approximately $247,000.

The slight increase in general and administrative expenses for the fiscal year ended September 30, 2019, as compared to the fiscal year ended September 30, 2018, was primarily due to an increase in professional fees, relating to a corporate litigation matter, of approximately $2,300,000 during the fiscal year ended September 30, 2019. This litigation has been resolved with a settlement being reached on February 11, 2019. The Company does not anticipate further professional fees relating to this litigation. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the fiscal year ended September 30, 2019. The Company also recorded a one-time pension expense related to its deferred retirement benefit plan of approximately $965,000 in fiscal year 2019. Partially offsetting these increases were decreases in expenses due to (i) a reduction in stock compensation expense of $823,000 as a result of a former senior executive forfeiting his stock options as part of the settled litigation, (ii) a reduction in rent expense of approximately $450,000 as a result of the Company not renewing its lease for office space in New York City, (iii) an acceleration of stock compensation expense in fiscal year 2018 of approximately $782,000 as a result of two senior executives forfeiting a portion of their stock options, and (iv) a reduction in payroll costs of approximately $1,261,000. The reduction in payroll costs was primarily from (i) a reduction in separation expenses of approximately $388,000; (ii) a reduction in accrual for paid-time-off of approximately $100,000; and (iii) a reduction in executive compensation expense of approximately $725,000 relating to the resignation of a former senior executive.

Other Income, net

Other income, net, for the fiscal years ended September 30, 2020 and 2019 was approximately $24,456,000 and approximately $5,019,000, respectively. The increase in other income, net was primarily due to the Company recording a higher gain on sale of real estate, property and equipment and assets held for sale in fiscal year 2020, as compared to fiscal year 2019. In fiscal year 2020, the Company recorded a gain of approximately $30,424,000, which was generated primarily from the sale of land on its West Ranch in September 2020 to the State of Florida. For the fiscal year ended September 30, 2019, the Company recorded a gain of approximately $13,166,000, which was generated primarily for the sale of land on its West Ranch in September 2019. Additionally, the Company recognized a reduction of approximately $1,199,000 in interest expense in fiscal year 2020 as a result of (i) the reduction of its long-term debt attributable to making its mandatory principal payments, (ii) the Company prepaying approximately $4,455,000 on its debt obligations and (iii) a reduction in interest rates.

Other income, net for the fiscal years ended September 30, 2019 and 2018 was approximately $5,019,000 and approximately $2,655,000, respectively. The increase in other income, net was primarily due to the Company recording a higher gain on sale of real estate, property and equipment and assets held for sale in fiscal year 2019, as compared to fiscal year 2018. In fiscal year 2019, the Company recorded a gain of approximately $13,166,000, which was generated primarily for the sale of land on its West Ranch in September 2019. For the fiscal year ended September 30, 2018, the Company recorded a gain of $11,041,000 on the sale of real estate, property and equipment and assets held for sale, which included its corporate office building in Fort Myers, Florida, its Gal Hog property and a land parcel within its East Ranch resulting in gains of approximately $1,751,000, $6,709,000 and $1,759,000, respectively. Additionally, the Company incurred less interest expense of approximately $1,381,000 in fiscal year 2019, as compared to fiscal year 2018, primarily due to the Company recording imputed interest expense during the fiscal year ended September 30, 2018 relating to its Sugarcane transaction, which was terminated in fiscal year 2019.

Income Taxes

For the fiscal years ended September 30, 2020, 2019 and 2018, the provision for income taxes was approximately $7,663,000, $12,783,000 and $390,000, respectively, and the related effective income tax rates were approximately 24.50%, 25.45% and 2.96%, respectively. The change in the tax provision for the fiscal year ended September 30, 2020 is the result of the Company generating less net income during the current fiscal year as compared to the prior fiscal year.

The change in the tax provision for the fiscal year ended September 30, 2019 was the result of the Company generating greater net income during fiscal year 2019, as compared to the prior fiscal year. Additionally, a one-time non-cash deferred income tax benefit of approximately $9,847,000 was recorded in fiscal year 2018 which resulted from the remeasurement of the Company's net deferred tax liabilities due to the 21% corporate tax rate that was enacted December 22, 2017, and an effect of the expiration of its capital loss carryforward, which expired at September 30, 2018, of approximately $5,634,000 which was recorded in fiscal year 2018, thus resulting in an additional income tax expense.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2020	2019	Change
Cash and cash equivalents and restricted cash	$19,687	$23,838	$(4,151)
Total current assets	$51,899	$61,977	$(10,078)
Total current liabilities	$21,158	$28,951	$(7,793)
Working capital	$30,741	$33,026	$(2,285)
Total assets	$423,937	$417,388	$6,549
Principal amount of term loans and lines of credit	$148,251	$163,449	$(15,198)
Current ratio	2.45 to 1	2.14 to 1

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

The principal uses of cash that affect Alico's liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions.

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness, and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $66,659,000 is available for general use as of September 30, 2020, and a $25,000,000 revolving line of credit, all of which is available for general use as of September 30, 2020 (see Note 6. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, it could have a material adverse impact on its cash balances, and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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

Cash Management Impacts

Cash and cash equivalents and restricted cash decreased from approximately $23,838,000 as of September 30, 2019 to approximately $19,687,000 as of September 30, 2020. Cash and cash equivalents and restricted cash decreased from approximately $32,260,000 as of September 30, 2018 to approximately $23,838,000 as of September 30, 2019. The components of these changes are discussed below.

Consolidated Statements of Cash Flows

The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Net cash provided by operating activities	$1,049	$48,832	$18,578
Net cash provided by (used in) investing activities	9,489	(4,960)	22,924
Net cash used in financing activities	(14,689)	(52,294)	(12,637)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,151)	$(8,422)	$28,865

Net Cash Provided By Operating Activities

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2020	2019	Change	2019	2018	Change
Net income	$23,714	$37,450	$(13,736)	$37,450	$12,800	$24,650
Deferred gain on sale of sugarcane land	—	—	—	—	(967)	967
Depreciation, depletion and amortization	14,520	13,924	596	13,924	13,756	168
Deferred income tax expense (benefit)	7,603	3,267	4,336	3,267	(1,955)	5,222
Cash surrender value	(10)	11	(21)	11	(27)	38
Deferred retirement benefits	(5,226)	829	(6,055)	829	(41)	870
Gain on sale of real estate, property and equipment and assets held for sale	(30,424)	(13,166)	(17,258)	(13,166)	(10,281)	(2,885)
Inventory net realizable value adjustment	—	808	(808)	808	1,115	(307)
Loss on disposal of property and equipment	659	—	659	—	207	(207)
Change in fair value of derivatives	—	989	(989)	989	—	989
Impairment of long-lived assets	1,321	396	925	396	2,234	(1,838)
Impairment of right-of-use asset	87	—	87	—	—	—
Non-cash interest expense on deferred gain on sugarcane land	—	—	—	—	1,361	(1,361)
Insurance proceeds received for damage to property and equipment	—	(486)	486	(486)	(477)	(9)
Stock-based compensation expense	1,306	824	482	824	2,613	(1,789)
Other	—	—	—	—	29	(29)
Change in working capital	(12,501)	3,986	(16,487)	3,986	(1,789)	5,775
Net cash provided by operating activities	$1,049	$48,832	$(47,783)	$48,832	$18,578	$30,254

The decrease in net cash provided by operating activities for the fiscal year ended September 30, 2020, as compared to the same period in fiscal year 2019, was primarily due to (i) an increase in gain on sale of real estate, property and equipment and assets held for sale in the fiscal year ended September 30, 2020, relating to the sale of certain sections of the West Ranch, (ii) a decrease in net income, which was primarily driven by decreased citrus sales, (iii) a decrease in the deferred retirement benefit as a result of the Company terminating its pension plan and paying all participants on August 30, 2020 and (iv) a decrease in working capital as a result of the payment of income taxes and an increase in accounts receivable related to the Company’s grove management services whereby the Company pays all growing costs and then is reimbursed in the future from proceeds of fruit sales of the third-party.

The increase in net cash provided by operating activities for the fiscal year ended September 30, 2019, as compared to the same period in fiscal year 2018, was primarily due to (i) an increase in net income which was primarily driven by increased citrus sales and the receipt of federal disaster relief funds relating to Hurricane and (ii) an increase in working capital, which is due to a decrease in accounts receivable and an increase in income taxes payable.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters, as sales of its harvested citrus are made.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2020	2019	Change	2019	2018	Change
Purchases of property and equipment	$(21,705)	$(20,000)	$(1,705)	$(20,000)	$(16,352)	$(3,648)
Net proceeds from sale of real estate, property and equipment and assets held for sale	31,541	14,602	16,939	14,602	39,780	(25,178)
Insurance proceeds received for damage to property and equipment	—	486	(486)	486	477	9
Change in deposits on purchase of citrus trees	(458)	(108)	(350)	(108)	(431)	323
Advances on notes receivables, net	136	60	76	60	(575)	635
Other	(25)	—	(25)	—	25	(25)
Net cash provided by (used in) investing activities	$9,489	$(4,960)	$14,449	$(4,960)	$22,924	$(27,884)

The shift from net cash used in investing activities for the fiscal year ended September 30, 2019 to net cash provided by investing activities for the fiscal year ended September 30, 2020 was primarily due to an increase in proceeds received on the sale of certain assets sold during fiscal year 2020, as compared to fiscal year 2019. This is due to the Company divesting of more acres of land in fiscal year 2020, as compared to fiscal year 2019 (see Note 4. “Assets Held for Sale” and Note 5. “Property & Equipment, Net” to the accompanying Consolidated Financial Statements).

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

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2020	2019	Change	2019	2018	Change
Repayments on revolving lines of credit	$(114,581)	$(89,231)	$(25,350)	$(89,231)	$(25,600)	$(63,631)
Borrowings on revolving lines of credit	117,523	86,546	30,977	86,546	28,285	58,261
Principal payments on term loans	(15,198)	(10,900)	(4,298)	(10,900)	(12,127)	1,227
Treasury stock purchases	(238)	(25,576)	25,338	(25,576)	(2,215)	(23,361)
Payment on termination of sugarcane agreement	—	(11,300)	11,300	(11,300)	—	(11,300)
Deferred Financing costs	(23)	—	(23)	—	—	—
Dividends paid	(2,466)	(1,833)	(633)	(1,833)	(1,972)	139
Capital contribution received from noncontrolling interest	294	—	294	—	1,000	(1,000)
Capital lease obligation payments	—	—	—	—	(8)	8
Net cash used in financing activities	$(14,689)	$(52,294)	$37,605	$(52,294)	$(12,637)	$(39,657)

The decrease in net cash used in financing activities for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, was primarily due to the Company repurchasing its common shares through a tender offer in October 2018 for an aggregate approximate amount of $25,576,000 and the termination of its 2014 Post-Closing Agreement in March 2019 pursuant to which the Company paid $11,300,000. Partially offsetting this shift was a prepayment of one of its long-term debt obligations in November 2019 in the amount of $4,455,000.

The increase in net cash used in financing activities for the fiscal year ended September 30, 2019, as compared to the fiscal year ended September 30, 2018, was primarily due to the Company purchasing 752,234 common shares through a tender offer, for an aggregate amount of approximately $25,576,000, the termination of its 2014 Post-Closing Agreement relating to sugarcane transaction pursuant to which the Company paid approximately $11,300,000, and a pay down, net of borrowings, of its revolving line of credit by approximately $2,265,000.

Alico had approximately $2,942,000 outstanding on its revolving lines of credit as of September 30, 2020 and approximately $91,659,000 remaining availability.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of September 30, 2020, there was approximately $399,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Alico has various contractual obligations which are fixed and determinable. The following table presents the Company's significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2020 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt	$148,251	$9,145	$21,070	$21,070	$96,966
Interest on Long-Term Debt	33,964	5,235	9,254	7,634	11,841
Consulting/Non-Compete Agreement	146	146	—	—	—
Operating Leases	891	519	324	48	—
Tree Purchase Commitments	3,014	3,014	—	—	—
Total	$186,266	$18,059	$30,648	$28,752	$108,807

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2020, the Company had approximately $3,014,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

Revenue Recognition

The Company recognizes revenue at the amount it expects to be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and the Company has a right to payment. For grove management services, the Company recognizes operating revenue, including a management fee, when services are rendered and consumed. The Company recognized revenues from cattle sales at the time the cattle were delivered. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the fiscal year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues can be significant and can be either positive or negative. During the periods presented in this Annual Report on Form 10-K, no material adjustments were made to the reported revenues from our crops.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal years ended September 30, 2020, 2019 and 2018, the Company recorded valuation allowances of $0, $0, and $5,634,000, respectively, relating to the unutilized capital loss carryforwards which expired. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2020 and 2019, long-lived assets were comprised of property and equipment.

Fair Value Measurements

The carrying amounts in the balance sheets for operating accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these items. The carrying amounts reported for our long-term debt approximates fair value as our borrowings with commercial lenders are at interest rates that vary with market conditions and fixed rates that approximate market rates for comparable loans.

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

Subsequent Events

On December 2, 2020, the Board of Directors of the Company declared a cash dividend for the first quarter of fiscal year 2021 of $0.18 per share on its outstanding common stock to be paid to shareholders of record as of December 24, 2020, with payment expected on January 8, 2021.

In November 2020, the Company awarded 5,885 shares of restricted stock to certain officers and managers under the 2015 Plan.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2020. The Company held various financial instruments as of September 30, 2020 and 2019, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

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

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $424,000 for the fiscal year ended September 30, 2020.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alico, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Orlando, Florida

December 8, 2020

ALICO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,163	$18,630
Accounts receivable, net	4,347	713
Inventories	40,855	40,143
Income tax receivable	781	—
Assets held for sale	1,366	1,442
Prepaid expenses and other current assets	1,387	1,049
Total current assets	51,899	61,977
Restricted cash	16,524	5,208
Property and equipment, net	350,061	345,648
Goodwill	2,246	2,246
Other non-current assets	3,207	2,309
Total assets	$423,937	$417,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,533	$4,163
Accrued liabilities	7,095	7,769
Long-term debt, current portion	9,145	5,338
Deferred retirement obligations, current portion	—	5,226
Income taxes payable	—	5,536
Other current liabilities	1,385	919
Total current liabilities	21,158	28,951
Long-term debt:
Principal amount, net of current portion	139,106	158,111
Less: deferred financing costs, net	(1,151)	(1,369)
Long-term debt less current portion and deferred financing costs, net	137,955	156,742
Lines of credit	2,942	—
Deferred income tax liabilities, net	39,728	32,125
Other liabilities	372	172
Total liabilities	202,155	217,990
Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,492,524 and 7,476,513 shares outstanding at September 30, 2020 and September 30, 2019, respectively	8,416	8,416
Additional paid in capital	19,685	19,781
Treasury stock, at cost, 923,621 and 939,632 shares held at September 30, 2020 and September 30, 2019, respectively	(30,779)	(31,943)
Retained earnings	219,019	198,049
Total Alico stockholders' equity	216,341	194,303
Noncontrolling interest	5,441	5,095
Total stockholders' equity	221,782	199,398
Total liabilities and stockholders' equity	$423,937	$417,388

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2020	2019	2018
Operating revenues:
Alico Citrus	$89,369	$119,031	$78,121
Land Management and Other Operations	3,138	3,220	3,160
Total operating revenues	92,507	122,251	81,281
Operating expenses:
Alico Citrus	72,281	59,594	51,709
Land Management and Other Operations	2,307	2,297	3,979
Total operating expenses	74,588	61,891	55,688
Gross profit	17,919	60,360	25,593
General and administrative expenses	10,998	15,146	15,058
Income from operations	6,921	45,214	10,535
Other income (expense):
Investment and interest income, net	98	49	39
Interest expense	(5,981)	(7,180)	(8,561)
Gain on sale of real estate, property and equipment and assets held for sale	30,424	13,166	11,041
Change in fair value of derivatives	—	(989)	—
Other (expense) income, net	(85)	(27)	136
Total other income, net	24,456	5,019	2,655
Income before income taxes	31,377	50,233	13,190
Income tax provision	7,663	12,783	390
Net income	23,714	37,450	12,800
Net (income) loss attributable to noncontrolling interests	(52)	383	250
Net income attributable to Alico, Inc. common stockholders	$23,662	$37,833	$13,050
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$3.16	$5.06	$1.59
Diluted	$3.16	$5.05	$1.57
Weighted-average number of common shares outstanding:
Basic	7,484	7,472	8,232
Diluted	7,496	7,493	8,301
Cash dividends declared per common share	$0.36	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Common stock		Additional Paid-In	Treasury	Retained	Total Alico, Inc.	Non- controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
September 30, 2017	8,416	$8,416	$18,694	$(6,502)	$140,033	$160,641	$4,728	$165,369
Net income (loss)	—	—	—	—	13,050	13,050	(250)	12,800
Dividends	—	—	—	—	(1,972)	(1,972)	—	(1,972)
Treasury stock purchases	—	—	—	(2,215)	—	(2,215)	—	(2,215)
Capital contribution received from noncontrolling interest funding	—	—	—	—	—	—	1,000	1,000
Stock-based compensation:
Directors	—	—	(322)	1,181	—	859	—	859
Executives	—	—	1,754	—	—	1,754	—	1,754
September 30, 2018	8,416	8,416	20,126	(7,536)	151,111	172,117	5,478	177,595
Net income (loss)	—	—	—	—	37,833	37,833	(383)	37,450
Dividends	—	—	—	—	(1,792)	(1,792)	—	(1,792)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	10,897	10,897	—	10,897
Stock-based compensation:
Directors	—	—	(300)	1,169	—	869	—	869
Executives	—	—	778	—	—	778	—	778
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)
September 30, 2019	8,416	8,416	19,781	(31,943)	198,049	194,303	5,095	199,398
Net income	—	—	—	—	23,662	23,662	52	23,714
Dividends	—	—	—	—	(2,692)	(2,692)	—	(2,692)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Capital contribution received from noncontrolling interest funding	—	—	—	—	—	—	294	294
Stock-based compensation:
Directors	—	—	(669)	1,402	—	733	—	733
Executives and managers	—	—	573	—	—	573	—	573
September 30, 2020	8,416	$8,416	$19,685	$(30,779)	$219,019	$216,341	$5,441	$221,782

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2020	2019	2018
Net cash provided by operating activities:
Net income	$23,714	$37,450	$12,800
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred gain on sale of sugarcane land	—	—	(967)
Depreciation, depletion and amortization	14,520	13,924	13,756
Deferred income tax expense (benefit)	7,603	3,267	(1,955)
Cash surrender value	(10)	11	(27)
Deferred retirement benefits	(5,226)	829	(41)
Gain on sale of real estate, property and equipment and assets held for sale	(30,424)	(13,166)	(10,281)
Inventory net realizable value adjustment	—	808	1,115
Loss on disposal of property and equipment	659	—	207
Change in fair value of derivatives	—	989	—
Impairment of long-lived assets	1,321	396	2,234
Impairment of right-of-use-asset	87	—	—
Non-cash interest expense on deferred gain on sugarcane land	—	—	1,361
Insurance proceeds received for damage to property and equipment	—	(486)	(477)
Stock-based compensation expense	1,306	824	2,613
Other	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	(3,634)	1,531	1,718
Inventories	(712)	82	(6,554)
Prepaid expenses	(135)	(211)	177
Income tax receivable	(781)	15	(15)
Other assets	(839)	288	23
Accounts payable and accrued liabilities	(1,530)	(1,113)	2,987
Income tax payable	(5,536)	3,216	2,320
Other liabilities	666	178	(2,445)
Net cash provided by operating activities	1,049	48,832	18,578
Cash flows from investing activities:
Purchases of property and equipment	(21,705)	(20,000)	(16,352)
Net proceeds from sale of real estate, property and equipment and assets held for sale	31,541	14,602	39,780
Insurance proceeds received for damage to property and equipment	—	486	477
Change in deposits on purchase of citrus trees	(458)	(108)	(431)
Advances on notes receivables, net	136	60	(575)
Other	(25)	—	25
Net cash provided by (used in) investing activities	9,489	(4,960)	22,924
Cash flows from financing activities:
Repayments on revolving lines of credit	(114,581)	(89,231)	(25,600)
Borrowings on revolving lines of credit	117,523	86,546	28,285
Principal payments on term loans	(15,198)	(10,900)	(12,127)
Treasury stock purchases	(238)	(25,576)	(2,215)
Payment on termination of sugarcane agreement	—	(11,300)	—
Dividends paid	(2,466)	(1,833)	(1,972)
Deferred financing costs	(23)	—	—
Capital contribution received from noncontrolling interest	294	—	1,000
Capital lease obligation payments	—	—	(8)
Net cash used in financing activities	(14,689)	(52,294)	(12,637)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,151)	(8,422)	28,865
Cash and cash equivalents and restricted cash at beginning of the period	23,838	32,260	3,395
Cash and cash equivalents and restricted cash at end of the period	$19,687	$23,838	$32,260
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$5,614	$6,940	$6,721
Cash paid for income taxes	$6,403	$6,285	$25
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared but unpaid	$674	$449	$492

See accompanying notes to the consolidated financial statements.

ALICO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 100,000 acres of land throughout Florida, holding mineral rights on approximately 90,000 of those owned acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon its two business segments (Alico Citrus and Land Management and Other Operations).

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

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: (i) Alico Citrus and (ii) Land Management and Other Operations.

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

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net income of $107,051 for the fiscal year ended September 30, 2020 and net losses of $781,783, and $511,854 for the fiscal years ended September 30, 2019 and 2018, respectively, of which $54,596 of net income and $398,709 and $261,046 of net losses was attributable to the Company for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. The shift to net income for the fiscal year ended September 30, 2020 was the result of reimbursements received under the federal relief program relating to Hurricane Irma, aggregating approximately $493,000.

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

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard is effective for the Company on October 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-19 to have a material impact on the consolidated financial statements of the Company.

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for the Company on October 1, 2021. The Company does not expect the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2021.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, and subsequently issued several supplemental and/or clarifying ASU’s (collectively, “ASC 606”), which prescribes a comprehensive new revenue recognition standard that supersedes previously existing revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard allows initial application to be performed retrospectively to each period presented or as a modified retrospective adjustment as of the date of adoption. ASC 606 also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less, and policy elections regarding shipping and handling that provides the option to account for shipping and handling costs as contract fulfillment costs. The Company adopted ASC 606 effective October 1, 2018, the first day of its 2019 fiscal year, using the modified retrospective method. The implementation of ASC 606 did not require an adjustment to the opening balance of retained earnings as of October 1, 2018 (see Note 2. “Revenue Recognition”).

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also provides guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The standard also clarifies the derecognition of businesses is under the scope of ASC 810. The standard was required to be adopted concurrently with ASC 606, however an entity did not have to apply the same transition method as ASC 606. The Company adopted ASC 610-20 (“ASC 610-20”) effective October 1, 2018, the first day of its 2019 fiscal year, using the modified retrospective method. The implementation of ASC 610-20 resulted in an adjustment to increase the opening balance of retained earnings by $10,897,000, net of taxes, as of October 1, 2018. As a result of the ASU 610-20, guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets.

The ASU 610-20 will also impact the accounting for partial sales of nonfinancial assets (including in substance real estate). When an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value. This will result in full gain/loss recognition upon the sale of a controlling interest in a nonfinancial asset. Current guidance generally prohibits gain recognition on the retained interest.

The ASU 610-20 was effective for fiscal years beginning after December 15, 2017, and interim periods within those years and thus was effective for the Company for our fiscal year beginning October 1, 2018. The ASU 610-20 will be applied prospectively to any transaction occurring from the date of adoption. The Company adopted ASU 360-20 effective October 1, 2018. The new guidance did not have a material impact on the Company’s consolidated financial statements as it relates to the deferred gain on the sale of the Company’s sugarcane lands (see Note 8. “Deferred Gain on Sale”).

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

Leases

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

The Company determines whether an arrangement is a lease at inception. The Company’s leases consist of operating lease arrangements for certain office space, tractor leases and IT facilities. When these lease arrangements include lease and non-lease components, the Company accounts for lease components and non-lease components (e.g. common area maintenance) separately based on their relative standalone prices.

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

No lease costs associated with finance leases and sale-leaseback transactions occurred and our lease income associated with lessor and sublease arrangements are not material to our Consolidated Financial Statements.

Our operating leases are reported in our Consolidated Balance Sheets as follows:

(in thousands)
		September 30,
Operating lease components	Classification	2020
Right-of-use assets	Other non-current assets	$774
Current lease liabilities	Other current liabilities	$512
Non-current lease liabilities	Other liabilities	$356

Our operating leases cost components are reported in our Consolidated Statements of Operations as follows:

(in thousands)
		September 30,
Operating lease components	Classification	2020
Operating lease costs	General and administrative expenses	$246
Operating lease right-of-use asset impairment	Other expense	$87

Future maturities of our operating lease obligations as of September 30, 2020 by fiscal year are as follows:

(in thousands)
2021	$519
2022	324
2023	48
Total noncancelable future lease obligations	$891
Less: Interest	(24)
Present value of lease obligations	$867

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

September 30, 2020
Weighted-average remaining lease term	1.61 years
Weighted-average discount rate	3.1%

Cash flow information related to leases consists of the following:

(in thousands)
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,095

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, leasing revenue and other resource revenues. The majority of the revenue is generated from the sale of citrus fruit to processing facilities, fresh fruit sales and grove management services.

For fruit sales, the Company recognizes revenue at the amount it expects to be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and the Company has a right to payment.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2020 and 2019, the Company had total receivables relating to sales of citrus of $584,000 and $160,000, respectively, recorded in Accounts Receivable, net, in the Consolidated Balance Sheets.

For grove management services, the Company has identified one performance obligation relating to the management of the third party’s groves. Grove management services include caretaking of the citrus groves, harvesting and hauling of citrus, management and coordination of citrus sales and other related activities. The Company is reimbursed for expenses incurred in the execution of its management duties and the Company receives a per acre management fee. The Company recognizes operating revenue, including a management fee, and corresponding operating expenses when services are rendered and consumed.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Alico Citrus
Early and Mid-Season	$31,303	$39,574	$24,309
Valencias	50,060	73,480	48,865
Fresh fruit	2,321	3,629	2,054
Grove management services	4,599	1,342	1,808
Other	1,086	1,006	1,085
Total	$89,369	$119,031	$78,121

Land Management and Other Operations
Land and other leasing	$2,683	$2,787	$2,595
Sale of calves and culls	—	—	57
Other	455	433	508
Total	$3,138	$3,220	$3,160
Total Revenues	$92,507	$122,251	$81,281

During the time that Alico was engaged in the business of raising and selling cattle, Alico recognized revenues from cattle sales at the time the cattle were delivered.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts of the Company’s debt approximates fair value as the debt is with commercial lenders at interest rates that vary with market conditions or have fixed rates that approximate market rates for obligations with similar terms and maturities (see Note 8. “Fair Value Measurements”).

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2020, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

Restricted cash is comprised of certain cash receipts from the sale of property which was being held specifically for the purpose of deferring a tax impact on the gain on sale of the property and other cash received from the sale of certain assets in which the use of funds were restricted.

In September 2020, the Company sold certain sections of the West Ranch, from which a portion of the net cash proceeds amounting to $16,524,000 were being held by a qualified intermediary in coordination to purchase a like-kind asset and defer a portion of the gain on sale of the ranch land. Such funds were included in restricted cash. In October 2020, the Company closed on a purchase of a like-kind asset and used all of these net cash proceeds which was being held by the intermediary (see Note 17. “Subsequent Events”).

For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations. As a result, the sale proceeds are only permitted to be used to purchase like-kind citrus groves acceptable to the debt holder or to pay down existing debt obligations and thus are included in restricted cash. For the fiscal year ended September 30, 2019, the Company utilized restricted cash of $1,800,000 towards the purchase of citrus groves. Such purchases are included as part of the collateral under certain debt obligations. Additionally, in November 2019, the Company utilized restricted cash to pay down existing debt, including outstanding interest on such debt, in the amount of $4,489,000. In July 2020, the remaining restricted cash of approximately $719,000 relating to collateral property under debt obligations, including interest earned in the account, was released without further obligation to the Company.

Accounts receivable

Accounts receivable from customers are generated from revenues based on the sale of citrus, grove management, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts for amounts which are not probable of collection. The estimate, evaluated quarterly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status of each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The bad debt expense is included in general and administrative expenses in the Consolidated Statements of Operations.

The following table presents accounts receivable, net as of September 30, 2020 and 2019:

(in thousands)	September 30,
	2020	2019
Accounts receivable	$4,384	$746
Allowance for doubtful accounts	(37)	(33)
Accounts receivable, net	$4,347	$713

Concentrations

Accounts receivable from the Company’s major customer as of September 30, 2020 and 2019 and revenue from such customers for the fiscal years ended September 30, 2020, 2019 and 2018, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2020	2019	2020	2019	2018	2020	2019	2018
Tropicana	$—	$—	$80,388	$108,318	$70,396	86.9%	88.6%	86.6%

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation, and depreciation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico's cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. For fiscal years ended September 30, 2020, 2019 and 2018, the Company recorded impairments to its long-lived assets (see Note 5. “Property and Equipment, Net”). As of September 30, 2020 and 2019, long-lived assets were comprised of property and equipment.

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

In the evaluation of goodwill for impairment, Alico has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, Alico would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise. As of September 30, 2020 and 2019, no impairment was required.

Other Non-Current Assets

Other non-current assets primarily include investments owned in agricultural cooperatives, cash surrender value on life insurance, and deposits on the purchase of citrus trees. Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal years ended September 30, 2020, 2019 and 2018, the Company recorded valuation allowances of $0, $0, and $5,634,000, respectively, relating to the unutilized capital loss carryforwards which expired. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Earnings per Share

Basic earnings per share for the Company’s common stock is calculated by dividing net income attributable to Alico common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares of common stock issuable under equity-based compensation plans in accordance with the treasury stock method, or any other type of securities convertible into common stock, except where the inclusion of such common shares would have an anti-dilutive effect.

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Weighted Average Common Shares Outstanding - Basic	7,484	7,472	8,232
Effect of dilutive securities - stock options and unrestricted stock	12	21	69
Weighted Average Common Shares Outstanding - Diluted	7,496	7,493	8,301

For the fiscal years ended September 30, 2020, 2019 and 2018, respectively, the Company issued 118,000, 10,000, and 300,000, respectively, stock options to certain executives and managers of the Company. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury.

Total stock-based compensation expense for the three years ended September 30, 2020, 2019 and 2018 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Stock-based compensation expense:
Executives	$497	$778	$1,754
Management	76	—	—
Executive forfeitures	—	(823)	—
Board of Directors	733	869	859
Total stock-based compensation expense	$1,306	$824	$2,613

Note 3. Inventories

Inventories consist of the following at September 30, 2020 and 2019:

(in thousands)	September 30,
	2020	2019
Unharvested fruit crop on the trees	$40,265	$39,276
Other	590	867
Total inventories	$40,855	$40,143

The Company records its inventory at the lower of cost or net realizable value. For the fiscal year ended September 30, 2019, the Company recorded adjustments of approximately $808,000 to reduce inventory to net realizable value. This adjustment to inventory is included in operating expenses in the Consolidated Statement of Operations.

In September 2017, the State of Florida’s citrus business, including the Company’s unharvested citrus crop, was significantly impacted by Hurricane Irma. The impact of Hurricane Irma resulted in the premature drop of unharvested fruit and damage to citrus trees.

The Company is eligible for Hurricane Irma federal relief programs for block grants that are being administered through the State of Florida. During the fourth quarter of fiscal year 2019 and for the fiscal year ended September 30, 2019, the Company received approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. This represents the Part 1 and a portion of the Part 2 reimbursement under the three-part program. For the fiscal year ended September 30, 2020, the Company received additional proceeds of approximately $4,629,000 under the Florida CRBG program. This represented the remaining portion of Part 2 reimbursement under the three-part program. The timing and amount to be received under Part 3 of the program has not been finalized. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

For the fiscal year ended September 30, 2019, the Company received insurance proceeds relating to Hurricane Irma of approximately $486,000 in additional property and casualty claims reimbursement. For the fiscal year ended September 30, 2018, the Company received insurance proceeds relating to Hurricane Irma of approximately $477,000 for property and casualty damage claims and approximately $8,952,000 for crop claims. These insurance proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations. There are no further property and casualty or crop insurance claims pending relating to Hurricane Irma.

Note 4. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2020 and September 30, 2019:

(in thousands)	Carrying Value
	Fiscal Year Ended September 30,
	2020	2019
East Ranch	$1,366	$1,442
Total Assets Held For Sale	$1,366	$1,442

On September 10, 2020, the State of Florida purchased, under the Florida Forever program, approximately 10,702 acres of the Alico Ranch for approximately $28,500,000 pursuant to an option agreement entered between the State of Florida and the Company. The Company recognized a gain of approximately $27,470,000, which is included in Gain on sale of real estate, property and equipment and assets held for sale in the Consolidated Statements of Operations. The Company subsequently used a portion of the net cash proceeds to purchase a like-kind asset in October 2020, which allowed the Company to defer a portion of the tax impact of the gain on sale of the ranch land (see Note 17. “Subsequent Events”).

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,980,000 and realized a gain of approximately $2,748,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which will allow the Company to defer substantially all of the tax impact of the gain on sale of the ranch land.

For the fiscal year ended September 30, 2019, the Company sold certain trailers for approximately $47,000, and reclassified the remaining Assets Held for Sale to property and equipment, as management has determined not to offer the remaining trailers for sale.

On October 30, 2018, the Company sold certain parcels at Frostproof for approximately $206,000 and realized a gain of approximately $12,000.

On May 2, 2018, the Company sold its Gal Hog property for approximately $7,300,000 and recognized a gain of approximately $6,709,000.

On February 12, 2018, the Company sold its property at Chancey Bay for approximately $4,200,000 and realized a loss of approximately $51,000. As part of the transaction, the Company agreed to pay the purchaser rent of $200,000 in exchange for the Company retaining the rights of harvesting and selling of the fruit in the 2017/2018 harvest season.

On February 9, 2018, the Company sold its nursery located in Gainesville for approximately $6,500,000 and realized a gain of approximately $111,000.

On January 25, 2018, the Company sold its breeding herd to a third party for approximately $7,800,000 and realized a gain of approximately $1,759,000. As part of this transaction, the purchaser is also leasing from the Company grazing and other rights on the Alico Ranch at a rate of $100,000 per month. Upon the sale of a parcel within the East Ranch, the lease rate was adjusted to $98,750 per month.

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

The Company recorded no impairment loss during the fiscal year ended September 30, 2020. The Company recorded an impairment loss of approximately $152,000 and $150,000 for the fiscal years ended September 30, 2019 and 2018, respectively. These impairment losses were included in operating expenses on the Consolidated Statements of Operations.

The Company has already used a portion of the proceeds from these various asset sales to pay down debt (see Note 6. "Long-Term Debt and Lines of Credit") and to purchase citrus groves and plans to use the remaining cash proceeds from the sale of these assets to purchase other citrus groves, pay down other debt and to fund future working capital requirements and for other corporate purposes.

Note 5. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2020 and September 30, 2019:

(in thousands)	September 30,
	2020	2019
Citrus trees	$296,012	$281,149
Equipment and other facilities	55,593	54,622
Buildings and improvements	8,128	8,224
Total depreciable properties	359,733	343,995
Less: accumulated depreciation and depletion	(115,440)	(104,169)
Net depreciable properties	244,293	239,826
Land and land improvements	105,768	105,822
Property and equipment, net	$350,061	$345,648

On June 1, 2020, the Company sold approximately 30 ranch acres to an employee for approximately $122,000 and recognized a gain of approximately $83,000.

On May 4, 2020, the Company purchased 334 citrus acres for approximately $2,850,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in the Frostproof area. Additionally, this purchase was part of a like-kind exchange transaction, which allowed the Company to defer taxes relating to the sale of certain sections of the East Ranch.

For the fiscal year ended September 30, 2019, the Company purchased 203 acres of citrus blocks for approximately $1,950,000. These purchases were made from grove owners from within the Company’s existing grove locations. In April 2019, the lender, PGIM Real Estate Finance, LLC (“Prudential”), agreed to accept those purchases completed through April 2019 as substitute collateral and release $1,800,000 from restricted cash, which was completed in the fourth quarter of fiscal year 2019. After April 2019, there were two additional purchases of Citrus blocks for approximately $100,000 that are not included as part of the substitution collateral.

On September 27, 2019, the Company sold approximately 5,500 acres from its West Ranch for approximately $14,775,000 and realized a gain on sale of approximately $13,033,000. Upon the sale of these acres, the lease rate pertaining to the grazing and other rights was adjusted from $98,750 to $80,000 per month, as space on these acres was previously being leased to a third party.

On September 29, 2018, the Company sold its property at Island Pond for $7,900,000. As the Island Pond property was collateralized under one of the Company’s loan documents, $7,000,000 of the proceeds was restricted in use.

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

For fiscal years ended September 30, 2020, 2019 and 2018, the Company recorded impairments of approximately $723,000, $244,000 and $2,084,000, respectively, relating to the loss of citrus trees.

As a result of the sale of a portion of the Alico Ranch to the State of Florida comprising approximately 10,700 acres on the western part of the ranch and because the sale of those acres affected the proposed dispersed water management project, the Company decided to suspend all permit approval activities for its dispersed water management project and the Company wrote-down approximately $598,000 of assets relating to this project during the fourth quarter of the fiscal year ended September 30, 2020.

Note 6. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$83,438	$621	$89,688	$724
Met Variable-Rate Term Loans	40,969	286	43,844	334
Met Citree Term Loan	4,512	36	4,750	40
Pru Loans A & B	15,097	207	16,257	224
Pru Loan E	4,235	1	4,455	9
Pru Loan F	—	—	4,455	38
	148,251	1,151	163,449	1,369
Less current portion	9,145	—	5,338	—
Long-term debt	$139,106	$1,151	$158,111	$1,369

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$141	$—	$8
WCLC	2,942	—	—	—
Lines of Credit	$2,942	$141	$—	$8

Future maturities of long-term debt and lines of credit as of September 30, 2020 are as follows:

(in thousands)	September 30, 2020
Due within one year	$9,145
Due between one and two years	10,535
Due between two and three years	10,535
Due between three and four years	13,477
Due between four and five years	10,535
Due beyond five years	96,966
Total future maturities	$151,193

Interest costs expensed and capitalized were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Interest expense	$5,981	$7,180	$8,561
Interest capitalized	1,228	1,019	933
Total	$7,209	$8,199	$9,494

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90 day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment in the LIBOR spread was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 1.91% per annum and 3.91% per annum as of September 30, 2020 and September 30, 2019, respectively.

The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At September 30, 2020, the Company had $5,625,000, available from its 2015 prepayment to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.

In March 2020, as a precautionary measure, the Company drew down an aggregate of $70,000,000 on its revolving credit facilities; $20,000,000 on its RLOC and $50,000,000 on its WCLC. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak. As of September 30, 2020, the Company had paid back a majority of the balances on these credit facilities.

The RLOC bears interest at a floating rate equal to 90 day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by the lender on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment in the LIBOR spread was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the current maturity of November 1, 2019 to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.91% per annum and 3.91% per annum as of September 30, 2020 and September 30, 2019, respectively. Availability under the RLOC was $25,000,000 as of September 30, 2020.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.90% per annum and 3.85% per annum as of September 30, 2020 and September 30, 2019, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate. Availability under the WCLC was approximately $66,659,000 and $69,540,000 as of September 30, 2020 and September 30, 2019, respectively.

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

There was approximately $2,942,000 outstanding on the WCLC at September 30, 2020. The WCLC agreement provides for Rabo to issue up to $2,000,000, reduced from $20,000,000 during fiscal year 2019, in letters of credit on the Company’s behalf. As of September 30, 2020, there was approximately $399,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing. These costs, together with approximately $339,000 of costs related to the retired debt, are being amortized to interest expense over the applicable terms of the loans. Additionally, approximately $23,000 and $133,000 of financing costs were incurred for the fiscal years ended September 30, 2020 and 2019, respectively, in connection with letters of credit. All previous costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,048,000 and approximately $1,066,000 at September 30, 2020 and September 30, 2019, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $167,336,000 for the year ended September 30, 2020, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2020, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At September 30, 2020 and 2019, there was an outstanding balance of $4,512,000 and $4,750,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $36,000 and $40,000 at September 30, 2020 and 2019, respectively.

Transition from LIBOR

The Company is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, the Company has debt instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2022 and management will continue to actively assess the related opportunities and risks involved in this transition.

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000 with principal of $55,000 per loan being payable quarterly, together with accrued interest. One loan bears interest at 3.85% per annum (“Pru Loan E”), while the other bore interest at 3.45% per annum (“Pru Loan F”). The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. No adjustment was made at September 1, 2019. Both loans were collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida. Pru Loan E matures September 1, 2021, and Pru Loan F was scheduled to mature September 1, 2039.

In November 2019, the Company prepaid Pru Loan F in full by paying the then existing principal balance of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments on its Pru Loans was reduced by $220,000 per annum.

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2020.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $208,000 and $271,000 at September 30, 2020 and 2019, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2020 and September 30, 2019:

(in thousands)	September 30,
	2020	2019
Ad valorem taxes	$2,057	$2,117
Accrued interest	1,020	1,110
Accrued employee wages and benefits	2,214	2,525
Accrued dividends	674	448
Accrued contractual obligation associated with sale of real estate	—	402
Consulting and separation charges	146	400
Accrued insurance	636	544
Other accrued liabilities	348	223
Total accrued liabilities	$7,095	$7,769

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

As of September 30, 2020 and 2019, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.

Management Security Plan

During August 2020, the Company paid out a lump sum of approximately $5,175,000 to all beneficiaries in the Management Security Plan, following the equivalent annuity approach. The Company used a third-party service provider to assist in the evaluation of investments in this plan. For prior year investment valuations, the Company used current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants in order to determine values. As of September 30, 2020, due to the lump sum payment made in August 2020, the deferred retirements benefit was zero. As of September 30, 2019, deferred retirement benefits were valued based on actuarial data, contracted payment schedules and an estimated discount rate of 4.08%.

Note 9. Common Stock and Options

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

The following table represents a summary of the status of the Company’s nonvested shares:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested Shares at September 30, 2017	5,334	$49.39
Granted during fiscal year 2018	5,000	31.95
Vested during fiscal year 2018	(3,001)	39.70
Forfeited during fiscal year 2018	—	—
Nonvested Shares at September 30, 2018	7,333	41.46
Granted during fiscal year 2019	—	—
Vested during fiscal year 2019	(1,667)	31.95
Forfeited during fiscal year 2019	—	—
Nonvested Shares at September 30, 2019	5,666	44.26
Granted during fiscal year 2020	—	—
Vested during fiscal year 2020	(5,666)	44.26
Forfeited during fiscal year 2020	—	—
Nonvested Shares at September 30, 2020	—	$—

Stock compensation expense related to the Restricted Stock totaled approximately $69,000, $104,000, and $137,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. There was approximately $0 and $69,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at September 30, 2020 and September 30, 2019, respectively.

For the fiscal year ended September 30, 2020, 5,666 shares with a grant date fair value of approximately $251,000 became fully vested.

For the fiscal year ended September 30, 2019, 1,667 shares with a grant date fair value of approximately $53,000 became fully vested.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022 then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2020, the Company’s stock closed at $28.62 per share. For the fiscal year ended September 30, 2020, the Company’s common stock traded above $35.00 per share for twenty consecutive days. Accordingly, 25% of the 2020 Option Grants are vested at September 30, 2020 and the corresponding stock option expense was recognized during the fiscal year ended September 30, 2020.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2020, the Company’s common stock was trading at $28.62 per share, and during the fiscal year ended September 30, 2020, the stock did not trade above $40.00 per share; accordingly, none of the stock options are vested at September 30, 2020.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2020, the Company’s common stock was trading at $28.62 per share. For the fiscal year ended September 30, 2020, the stock traded above $35.00 per share for a consecutive twenty days; accordingly, 25% of Mr. Kiernan's 2018 Option Grants are vested at September 30, 2020 and the corresponding stock option expense was recognized during the fiscal year ended September 30, 2020. As set forth below, more than a majority of the 2018 original Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, as defined below, and the remaining 2018 original Option Grants, both vested and unvested, have since been forfeited or expired.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price exceeds $75.00; (iii) 25% of the options will vest if such price exceeds $90.00; and (iv) 25% of the options will vest if such price exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. As of September 30, 2020, the Company’s stock was trading at $28.62 per share, and since the date of grant the Company’s common stock did not trade above $60.00 per share; accordingly, none of the 2016 Option Grants are vested at September 30, 2020. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted. As such, the remaining unrecognized expense associated with these options of approximately $783,000 was accelerated and recorded for the fiscal year ended September 30, 2018.

Pursuant to a Settlement Agreement (described in Note 14. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that would vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $35.00 per share and 26,250 stock options that would vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeds $40.00 per share (“2019 Modified Option Grant”), but, in each case, only if such conditions were satisfied by the first anniversary of the date of the Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vested in accordance with their terms will expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that did not vest by the first anniversary of the Alico Settlement Agreement would be forfeited as of such first anniversary. As of September 30, 2020, the Company’s stock was trading at $28.62 per share. During the fiscal year ended September 30, 2020, the Company’s common stock traded above $35.00 per share for a consecutive twenty days; accordingly, 26,250 stock options from the 2019 Modified Option Grants vested, however, since these Modified Options were not exercised within six months following the date on which the Retained Option vested, they were forfeited. Additionally, since the Company’s common stock did not trade above $40.00 per share for a consecutive twenty days by the first anniversary of the date of the Alico Settlement Agreement, the other 26,250 stock options from the 2019 Modified Option Grants were forfeited.

Forfeitures of all stock options were recognized as incurred.

The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance - September 30, 2018	675,000	$30.02	2.22	—
Granted during fiscal year 2019	10,000	33.34	2.25	—
Forfeitures/expired during fiscal year 2019	(457,500)	29.37	1.78	—
Exercised during fiscal year 2019	—	—	—	—
Balance - September 30, 2019	227,500	31.46	1.22	—
Granted during fiscal year 2020	118,000	33.96	2.25	—
Forfeitures/expired during fiscal year 2020	(52,500)	33.60	—	—
Exercised during fiscal year 2020	—	—	—	—
Balance - September 30, 2020	293,000	32.09	1.79	—

Stock compensation expense related to the options totaled approximately $504,000, $674,000 and $1,617,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

At September 30, 2020 and September 30, 2019, there was approximately $376,000 and $502,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost as of September 30, 2020 is expected to be recognized over a weighted-average period of 1.72 years.

The fair value of the 2020, 2019, and 2018 Option Grants was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different timeframes for the various market conditions being met.

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

As of September 30, 2020, there remained 939,500 common shares available for issuance under the 2015 Plan.

Note 10. Treasury Stock

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

The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2020, 2019 and 2018:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2020	7,000	$33.95	1,481,640	$238
2019	752,234	$34.00	1,474,640	$25,576
2018	72,266	$30.65	722,406	$2,215

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost
Balance at September 30, 2017	177,315	$6,502
Purchased	72,266	2,215
Issued to Employees and Directors	(33,393)	(1,181)
Balance at September 30, 2018	216,188	7,536
Purchased	752,234	25,576
Issued to Employees and Directors	(28,790)	(1,169)
Balance at September 30, 2019	939,632	31,943
Purchased	7,000	238
Issued to Employees and Directors	(23,011)	(1,402)
Balance at September 30, 2020	923,621	$30,779

Note 11. Income Taxes

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

The Act required a one-time remeasurement of certain tax related assets and liabilities. During the first quarter ended December 31, 2017, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rate and a revised effective tax rate for the year ended September 30, 2018. For the fiscal year ended September 30, 2018, the Company recorded a tax benefit of approximately $9,847,000 to account for these deferred tax impacts.

In October 2019, the Internal Revenue Service concluded their audit of the September 30, 2015 tax year with no changes. The Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2015.

The income tax provision for the years ended September 30, 2020, 2019 and 2018 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Current:
Federal income tax	$131	$7,314	$1,961
State income tax	(71)	2,202	384
Total current	60	9,516	2,345

Deferred:
Federal income tax	6,151	2,995	(3,917)
State income tax	1,452	272	1,962
Total deferred	7,603	3,267	(1,955)
Income tax provision	$7,663	$12,783	$390

Income tax provision attributable to income before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21%, 21% and 24.53% to income before income taxes for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively, as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Income tax at the statutory federal rate	$6,568	$10,587	$3,198
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,217	1,947	857
Permanent and other reconciling items, net	170	166	221
Expiration of capital loss carryforward	—	—	5,634
Reduction in deferred tax liability resulting from the Act	—	—	(9,847)
State rate change	(156)	—	—
Stock option cancellation	—	—	347
Other	(136)	83	(20)
Income tax provision	$7,663	$12,783	$390

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2020, and 2019 are presented below:

(in thousands)	September 30,
	2020	2019
Deferred tax assets:
Deferred retirement benefits	$—	$1,325
Goodwill	16,304	18,244
Inventories	813	930
Stock compensation	314	237
Intangibles	508	565
Other	203	168
Total deferred tax assets	18,142	21,469

Deferred tax liabilities:
Property and equipment	56,707	52,551
Investment in Citree	1,016	909
Prepaid insurance	147	134
Total deferred tax liabilities	57,870	53,594
Net deferred income tax liabilities	$(39,728)	$(32,125)

Note 12. Segment Information

Segments

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Alico Citrus and Land Management and Other Operations (see name change explanation below).

As a result of the Company selling approximately 10,700 acres on the western part of Alico Ranch to the State of Florida and because a sale of those acres affected the proposed dispersed water management project, the Company decided to suspend all permit approval activities for its dispersed water management project. This has resulted in a change in the financial reporting to the CODM. Therefore, the Company has renamed the “Water Resources and Other Operations” segment to “Land Management and Other Operations”.

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

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Revenues:
Alico Citrus	$89,369	$119,031	$78,121
Land Management and Other Operations	3,138	3,220	3,160
Total revenues	92,507	122,251	81,281

Operating expenses:
Alico Citrus	72,281	59,594	51,709
Land Management and Other Operations	2,307	2,297	3,979
Total operating expenses	74,588	61,891	55,688

Gross profit (loss):
Alico Citrus	17,088	59,437	26,412
Land Management and Other Operations	831	923	(819)
Total gross profit	17,919	60,360	25,593

Capital expenditures:
Alico Citrus	21,705	20,000	15,968
Land Management and Other Operations	—	—	304
Other Capital Expenditures	—	—	80
Total capital expenditures	21,705	20,000	16,352

Depreciation, depletion and amortization:
Alico Citrus	13,822	12,935	12,546
Land Management and Other Operations	185	173	219
Other Depreciation, Depletion and Amortization	513	816	991
Total depreciation, depletion and amortization	$14,520	$13,924	$13,756

(in thousands)	September 30,
	2020	2019
Assets:
Alico Citrus	$406,763	$401,212
Land Management and Other Operations	15,367	15,332
Other Corporate Assets	1,807	844
Total Assets	$423,937	$417,388

Note 13. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) was a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP was set up to provide a fixed supplemental retirement benefit for 180 months. The MSP was frozen as of September 30, 2017. As a result, no new participants were being added to the MSP and no further benefits were accumulating.

The MSP benefit expense and the projected management security plan benefit obligation were determined using assumptions as of the end of the respective year. The weighted-average discount rate used to compute the obligation was 4.08% in fiscal year 2019.

Actuarial gains or losses were recognized when incurred; therefore, the end of year benefit obligation was the same as the accrued benefit costs recognized in the Consolidated Balance Sheets.

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	195	171	293
MSP termination adjustments	—	985	—
Recognized actuarial gain (loss) adjustment	12	13	16
Total	$207	$1,169	$309

The following provides a roll-forward of the MSP benefit obligation:

(in thousands)	September 30,
	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,226	$4,397
Interest cost	195	171
Benefits paid	(258)	(340)
MSP termination adjustments	—	985
MSP termination benefits payment	(5,175)	—
Recognized actuarial gain adjustment	12	13
Benefit obligation at end of year	$—	$5,226
Funded status at end of year	$—	$(5,226)

Effective September 30, 2018, the Company terminated the MSP. Under the MSP termination, payout for benefits covered utilizing the applicable Internal Revenue Code regulations were not able to be commenced until at least twelve months following plan termination decision, but needed to be fully paid out within twenty-four (24) months following plan termination. During August 2020, the Company caused the MSP to pay the lump sum termination benefits of approximately $5,175,000 to all MSP beneficiaries.

During the fiscal year ended September 30, 2019, the Company determined to pay out a lump sum under the equivalent annuity approach, whereby the payout under this approach was designed to mitigate participants tax burden. Under this approach, the Company would cover the amount needed to purchase an annuity providing the same after-tax benefit as if the plan was never terminated. As a result, the Company recorded an additional liability of approximately $720,000.

The Company had established a “Rabbi Trust” to provide for the potential funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding was voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding would be triggered. As of September 30, 2020, the Rabbi Trust had no assets, and no change of control had occurred.

Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $397,000, $380,000 and $342,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

The Company also maintains a Profit Sharing Plan (“Plan”) that is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company did not contribute to the Plan for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Note 14. Related Party Transactions

Clayton G. Wilson

The Company entered into a Separation and Consulting Agreement with Clayton G. Wilson (the “Separation and Consulting Agreement”), pursuant to which Mr. Wilson stepped down as Chief Executive Officer of the Company effective as of December 31, 2016. Under the Separation and Consulting Agreement, Mr. Wilson also acknowledged and agreed that he would continue to be bound by the restrictive covenants set forth in his Employment Agreement with the Company. The Separation and Consulting Agreement provided that, subject to his execution, delivery, and non-revocation of a general release of claims in favor of the Company, Mr. Wilson would be entitled to vesting of any unvested portion of the restricted stock award granted to him under his Employment Agreement. In addition, the Separation and Consulting Agreement provided that Mr. Wilson serve as a consultant to the Company during 2017 and would receive an aggregate consulting fee of $750,000 for such services (payable $200,000 in an initial lump sum, $275,000 in a lump sum on July 1, 2017, and $275,000 in six equal monthly installments commencing July 31, 2017 and ending December 31, 2017). As of December 31, 2017, the Company satisfied its obligation to Mr. Wilson in full. The Company expensed approximately $0, $0 and $187,500 under the Separation and Consulting Agreement for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Mr. Wilson resigned as a member of the Company’s Board of Directors effective February 27, 2017.

Henry R. Slack and George R. Brokaw

On December 31, 2016, the Company entered into new employment agreements (collectively, the “Employment Agreements”) with Henry R. Slack, and George R. Brokaw. Mr. Slack previously served as the Executive Chairman of the Company, and Mr. Brokaw previously served as the Executive Vice Chairman of the Company, and each of them continues to serve on the Company’s Board of Directors. The Employment Agreements provided for an annual base salary of $250,000 in the case of Mr. Slack and provides for an annual base salary of $250,000 in the case of Mr. Brokaw.

Beginning June 26, 2017, both Messrs. Slack and Brokaw agreed to waive payment of their salaries.

Effective July 1, 2019, Mr. Slack resigned his employment with the Company as Executive Chairman. Effective December 31, 2019, Mr. Brokaw resigned his employment with the Company as Executive Vice Chairman. Mr. Slack and Mr. Brokaw continue to serve on the Board of the Company.

Remy W. Trafelet

As described above, on February 11, 2019 and as contemplated by the Alico Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. The Company recorded an expense of $800,000, representing the full amount due under the agreement, in fiscal year 2019 upon the execution of the agreement. The Company has paid approximately $400,000 and $254,000 in consulting fees for the fiscal years ended September 30, 2020 and 2019, respectively. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described above.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and was not extended or renewed. The annual cost of the office and services was approximately $618,000. The Company expensed approximately $0, $155,000 and $592,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. As of September 30, 2020 and 2019, the Company did not have any outstanding amounts with TBCM.

Capital Contribution

On September 10, 2020, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of approximately $600,000 as a result of trees producing limited revenue because they are still in early stage development, a reduction in market price for citrus fruit for the 2019/20 harvest season due to excess inventories and the adoption of a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution was approximately $306,000 and was funded on September 24, 2020. The remaining portion of the Contribution of $294,000 was funded by the noncontrolling parties.

On April 16, 2018, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution requirement of approximately $2,041,000 as a result of Hurricane Irma, which reduced the amount of crop available for sale in the 2017/2018 harvest season and the Company’s adoption of a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution was approximately $1,041,000 and was funded on April 27, 2018. The remaining portion of the Contribution of $1,000,000 was funded by the noncontrolling parties.

Distribution of Shares by Alico’s Largest Shareholder

On November 12, 2019, 734 Investors, the Company’s largest shareholder, distributed the 3,173,405 shares of Company common stock held by it, on a pro rata basis, to its members. The Company understands that this share distribution was made in anticipation of a subsequent dissolution of 734 Investors. Transfers of these shares are not registered on any current Alico registration statement, but the shares are potentially transferable pursuant to Rule 144, subject to certain customary restrictions.

Note 15. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases primarily for office space and equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $308,000, $450,000 and $1,062,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)
2021	$519
2022	324
2023	48
Total	$891

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2020, the Company had approximately $3,014,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $399,000 and $460,000 at September 30, 2020 and September 30, 2019, respectively, to secure its various contractual obligations.

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

Note 16. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2020, and 2019 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2019	2018	2020	2019	2020	2019	2020	2019
Total operating revenues	$11,005	$14,779	$50,515	$48,521	$26,122	$57,565	$4,865	$1,386
Total operating expenses	5,391	11,597	43,898	32,207	19,902	31,561	5,397	(13,474)
Gross profit (loss)	5,614	3,182	6,617	16,314	6,220	26,004	(532)	14,860
General and administrative expenses	2,760	3,450	2,953	4,654	2,556	2,682	2,729	4,360
Other (expense) income, net	(1,595)	(2,864)	1,398	(1,972)	(1,405)	(1,623)	26,058	11,478
Income (loss) before income taxes	1,259	(3,132)	5,062	9,688	2,259	21,699	22,797	21,978
Income tax (benefit) expense	361	(629)	1,496	2,228	171	5,483	5,635	5,701
Net (loss) income	898	(2,503)	3,566	7,460	2,088	16,216	17,162	16,277
Net (income) loss attributable to noncontrolling interests	(107)	36	5	87	8	28	42	232
Net income (loss) attributable to Alico Inc. common stockholders	$791	$(2,467)	$3,571	$7,547	$2,096	$16,244	$17,204	$16,509
Earnings (loss) per share:
Basic	$0.11	$(0.33)	$0.48	$1.01	$0.28	$2.17	$2.29	$2.21
Diluted	$0.11	$(0.33)	$0.48	$1.01	$0.28	$2.17	$2.29	$2.21

Total operating expenses for the fiscal quarter ended September 30, 2019 includes insurance proceeds received of approximately $486,000 in additional property and casualty claims reimbursement relating to Hurricane Irma (see Note 3. “Inventories”) and block grants of approximately $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program relating to Hurricane Irma. General and administrative expenses for the fiscal quarter ended September 30, 2019 include pension expense of $935,000 relating to termination of employee benefit plan (see Note 13. “Employee Benefit Plans” for further detail). Other income for the fiscal quarter ended September 30, 2019 includes a gain on sale of assets of approximately $13,166,000 (see Note 4. “Assets Held For Sale” and Note 5. “Property and Equipment, Net” for further information). Operating revenues and operating expenses for the fiscal quarter ended September 30, 2020 include approximately $3,246,000 and approximately $2,951,000, respectively, relating to the grove management services being provided to a third-party.  Other income for the fiscal quarter ended September 30, 2020 includes a gain on sale of assets of approximately $27,470,000 (see Note 4. “Assets Held For Sale” and Note 5. “Property and Equipment, Net” for further information).

Note 17. Subsequent Event

On December 2, 2020, the Board of Directors of the Company declared a first quarter of fiscal year 2021 cash dividend of $0.18 per share on its outstanding common stock to be paid to shareholders of record as of December 24, 2020, with payment expected on January 8, 2021.

In November 2020, the Company awarded 5,885 shares of restricted stock to certain officers and managers under the 2015 Plan.

On October 30, 2020, the Company purchased approximately 3,280 gross citrus acres located in Hendry County for a purchase price of $16.5 million.

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

During the fourth fiscal quarter ended September 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2020. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2021 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and nominees and other information as required by this Item 10 are hereby incorporated by reference from our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics is posted on our website http://www.alicoinc.com (at the Investor homepage under "Corporate Governance") and we intend to disclose on our website any amendments to, or waiver from, such code.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation is included under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of certain beneficial owners and management and related stockholder matters as required by this Item 12 is hereby incorporated by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

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

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan as of September 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	293,000	$32.09	939,500
Equity compensation plans not approved by security holders	—	N/A	—
Total	293,000	$32.09	939,500

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

In October 2019, the Company awarded 118,000 stock options to senior managers and certain other managers under the 2015 Plan.  Additionally, in each of February 2020 and August 2020, one former senior executive forfeited 26,250 stock options, aggregating 52,500 in total, which were originally issued under the 2015 Plan and no replacement options were granted.

In February 2019, pursuant to a settlement agreement, a senior executive of the Company forfeited an aggregate of 457,500 stock options, which were originally issued under the 2015 Plan and no replacement options were granted.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information concerning relationships and related transactions as required by this Item 13 is hereby incorporated by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Item 14. Principal Accountants Fees and Services

Information concerning principal accounting fees and services as required by this Item 14 is hereby incorporated by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

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
2.1***

Asset Purchase Agreement, dated as of December 1, 2014, by and among Alico, Inc., Orange-Co, LP, and, solely with respect to certain sections thereof, Orange-Co, LLC and Tamiami Citrus, LLC. (incorporated by reference to Exhibit 2.1 of Alico’s filing on Form 8-K dated December 5, 2014)

2.2***

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

3.3	Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4	Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5	By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.5 of the Company’s quarterly report on Form 10-Q, filed with the SEC on August 6, 2019)
4.1	Description of Securities
10.1

Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, L.L.C., Alico Land Development, Inc., and Alico Citrus Nursery, L.L.C., as Borrowers and Rabo Agrifinance, Inc., as Lender (incorporated by reference to Exhibit 10.2 of Alico's filing on Form 8-K dated December 5, 2014)

10.2	Purchase and Sale Agreement dated August 7, 2014 (incorporated by reference to Exhibit 10.10 of Alico’s filing on Form 10-K dated December 12, 2014)
10.3*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 6, 2013)
10.4*	Management Security Plan(s) Trust Agreement (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 6, 2013)
10.5

Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 11, 2014)

10.6***

First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated December 5, 2014)

10.7***

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
10.24

Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015 (incorporated by reference to Exhibit 10.31 of Alico’s filing on Form 10-K dated December 10, 2015)

10.25

Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015 (incorporated by reference to Exhibit 10.32 of Alico’s filing on Form 10-K dated December 10, 2015)

10.26***

Third Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated November 4, 2019 (incorporated by reference to Exhibit 10.26 of Alico’s filing on Form 10-K dated December 5, 2019)

10.27

Fourth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated October 2, 2019 (incorporated by reference to Exhibit 10.27 of Alico’s filing on Form 10-K dated December 5, 2019)

10.28

Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico's filing on Form 10-K dated December 6, 2016)

10.29

Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.39 of Alico's filing on Form 10-K dated December 11, 2017)

10.30

Third Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.40 of Alico’s filing on Form 10-K dated December 6, 2018)

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

10.33*	Employment Agreement dated December 31, 2016 between Alico, Inc. and Remy W. Trafelet (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on January 4, 2017)
10.34*	Employment Agreement dated December 31, 2016 between Alico, Inc. and Henry R. Slack (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on January 4, 2017)
10.35*	Employment Agreement dated March 27, 2013 between Alico, Inc. and George R. Brokaw (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on January 4, 2017)
10.36*	Employment Agreement dated December 2, 2019 between Alico, Inc. and Richard Rallo (incorporated by reference to Exhibit 10.37 of Alico’s filing on Form 10-K dated December 5, 2019)
10.37

Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) (incorporated by reference to Exhibit 10.35 of Alico's filing on Form 10-K dated December 6, 2016)

10.38

Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico's filing on Form 10-K dated December 6, 2016)

10.39

Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.38 of Alico's filing on Form 10-K dated December 11, 2017)

10.40

Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017 (incorporated by reference to Exhibit 10.37 of Alico’s filing on Form 10-K dated December 6, 2018)

10.41

Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018 (incorporated by reference to Exhibit 10.38 of Alico’s filing on Form 10-K dated December 6, 2018)

10.42

Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.39 of Alico’s filing on Form 10-K dated December 6, 2018)

10.43

Eighth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 29, 2019 (incorporated by reference to Exhibit 10.44 of Alico’s filing on Form 10-K dated December 5, 2019)

10.44

Ninth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated June 26, 2020 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 10-Q dated August 6, 2020)

10.45

Tenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 25, 2020

10.46

Settlement Agreement and Release, dated as of February 11, 2019, by and among Alico, Inc., George R. Brokaw, R. Greg Eisner, Benjamin D. Fishman, W. Andrew Krusen, Henry R. Slack, Remy W. Trafelet , 734 Agriculture, LLC, RCF 2014 Legacy LLC and Delta Offshore Master II, LTD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019.)

10.47

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

10.49*	Alico, Inc. Stock Incentive Plan of 2015 (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 28, 2015).
10.50*	Form of Nonqualified Stock Option Agreement
10.51*	Form of Incentive Stock Option Agreement
10.52*	Form of Restricted Stock Agreement
10.53+	Alico, Inc. Orange Purchase Agreement R512 - May 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2019)

10.54+	Alico, Inc. Orange Purchase Agreement R514 - May 18, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 21, 2019)
10.55	Option Agreement for sale and purchase (incorporate by reference to Exhibit 10.4 of Alico’s filing on Form 10-Q dated August 6, 2020)
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, has been formatted in Inline XBRL

*	Denotes a management contract or compensatory plan, contract or arrangement.
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

+

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 8, 2020	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 8, 2020	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan

December 8, 2020	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Richard Rallo
Richard Rallo

December 8, 2020	Director: Executive Chairman	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 8, 2020	Director	/s/ George R. Brokaw
George R. Brokaw

December 8, 2020	Director	/s/ R. Greg Eisner
R. Greg Eisner

December 8, 2020	Director	/s/ Henry R. Slack
Henry R. Slack

December 8, 2020	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 8, 2020	Director	/s/ Toby K. Purse
Toby K. Purse

December 8, 2020	Director	/s/ Katherine English
Katherine English

December 8, 2020	Director	/s/ Adam Putnam
Adam Putnam