Form 10-Q
period 2020-12-31
ALICO, INC.
filed 2021-02-04
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2020

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

There were 7,513,413 shares of common stock outstanding at February 2, 2021.

ALICO, INC.

FORM 10-Q

For the three months ended December 31, 2020 and 2019

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,601	$3,163
Accounts receivable, net	5,598	4,347
Inventories	46,430	40,855
Income tax receivable	—	781
Assets held for sale	1,410	1,366
Prepaid expenses and other current assets	1,755	1,387
Total current assets	57,794	51,899

Restricted cash	—	16,524
Property and equipment, net	367,221	350,061
Goodwill	2,246	2,246
Other non-current assets	2,921	3,207
Total assets	$430,182	$423,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,950	$3,533
Accrued liabilities	5,473	7,095
Long-term debt, current portion	9,090	9,145
Income taxes payable	469	—
Other current liabilities	1,031	1,385
Total current liabilities	18,013	21,158

Long-term debt:
Principal amount, net of current portion	136,472	139,106
Less: deferred financing costs, net	(1,109)	(1,151)
Long-term debt less current portion and deferred financing costs, net	135,363	137,955
Lines of credit	12,204	2,942
Deferred income tax liabilities, net	39,728	39,728
Other liabilities	332	372
Total liabilities	205,640	202,155
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,506,160 and 7,492,524 shares outstanding at December 31, 2020 and September 30, 2020, respectively	8,416	8,416
Additional paid in capital	19,634	19,685
Treasury stock, at cost, 909,985 and 923,621 shares held at December 31, 2020 and September 30, 2020, respectively	(30,421)	(30,779)
Retained earnings	221,513	219,019
Total Alico stockholders' equity	219,142	216,341
Noncontrolling interest	5,400	5,441
Total stockholders' equity	224,542	221,782
Total liabilities and stockholders' equity	$430,182	$423,937

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Operating revenues:
Alico Citrus	$12,926	$10,175
Land Management and Other Operations	806	830
Total operating revenues	13,732	11,005
Operating expenses:
Alico Citrus	8,147	4,840
Land Management and Other Operations	188	551
Total operating expenses	8,335	5,391
Gross profit	5,397	5,614
General and administrative expenses	2,528	2,760
Income from operations	2,869	2,854
Other income (expense), net:
Interest expense	(1,189)	(1,544)
Gain on sale of real estate, property and equipment and assets held for sale	3,364	25
Other income (expense)	10	(76)
Total other income (expense), net	2,185	(1,595)
Income before income taxes	5,054	1,259
Income tax provision	1,250	361
Net income	3,804	898
Net loss (income) attributable to noncontrolling interests	41	(107)
Net income attributable to Alico, Inc. common stockholders	$3,845	$791
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.51	$0.11
Diluted	$0.51	$0.11
Weighted-average number of common shares outstanding:
Basic	7,503	7,477
Diluted	7,503	7,491

Cash dividends declared per common share	$0.18	$0.09

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended December 31, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2020	8,416	$8,416	$19,685	$(30,779)	$219,019	$216,341	$5,441	$221,782
Net income (loss)	—	—	—	—	3,845	3,845	(41)	3,804
Dividends ($0.18/share)	—	—	—	—	(1,351)	(1,351)	—	(1,351)
Stock-based compensation:
Directors	—	—	20	202	—	222	—	222
Executives and Managers	—	—	(71)	156	—	85	—	85
Balance at December 31, 2020	8,416	$8,416	$19,634	$(30,421)	$221,513	$219,142	$5,400	$224,542

For the Three Months Ended December 31, 2019

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Net income	—	—	—	—	791	791	107	898
Dividends ($0.09/share)	—	—	—	—	(671)	(671)	—	(671)
Treasure stock purchases	—	—	—	(238)	—	(238)	—	(238)
Stock-based compensation:
Directors	—	—	(32)	225	—	193	—	193
Executives and Managers	—	—	108	—	—	108	—	108
Balance at December 31, 2019	8,416	$8,416	$19,857	$(31,956)	$198,169	$194,486	$5,202	$199,688

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities:
Net income	$3,804	$898
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	3,851	3,609
Gain on sale of real estate, property and equipment and assets held for sale	(3,364)	(25)
Loss on disposal of long-lived assets	443	88
Impairment of right-of-use asset	—	87
Stock-based compensation expense	307	301
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(1,139)
Inventories	(5,575)	(3,145)
Prepaid expenses	(432)	(477)
Income tax receivable	781	—
Other assets	134	(457)
Accounts payable and accrued liabilities	(3,882)	(6,213)
Income taxes payable	469	361
Other liabilities	(394)	69
Net cash used in operating activities	(5,109)	(6,043)

Cash flows from investing activities:
Purchases of property and equipment	(5,062)	(3,541)
Acquisition of citrus grove	(16,450)	—
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,425	42
Change in deposits on purchase of citrus trees	64	(194)
Advances on notes receivables, net	122	4
Other	25	—
Net cash used in investing activities	(17,876)	(3,689)

Cash flows from financing activities:
Repayments on revolving lines of credit	(14,187)	—
Borrowings on revolving lines of credit	23,449	—
Principal payments on term loans	(2,689)	(7,132)
Treasury stock purchases	—	(238)
Dividends paid	(674)	(448)
Deferred financing costs	—	(23)
Net cash provided by (used in) financing activities	5,899	(7,841)

Net decrease in cash and cash equivalents and restricted cash	(17,086)	(17,573)
Cash and cash equivalents and restricted cash at beginning of the period	19,687	23,838

Cash and cash equivalents and restricted cash at end of the period	$2,601	$6,265

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 103,000 acres of land throughout Florida, holding mineral rights on approximately 90,000  of those owned acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

Basis of Presentation

The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on December 8, 2020.

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2021.

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

Restricted Cash

Restricted cash is comprised of cash receipts from the sale of property which was being held specifically for the purpose of deferring a tax impact on the gain on sale of the property.

In September 2020, the Company sold certain sections of the West Ranch, from which a portion of the net cash proceeds amounting to $16,524,000 were being held by a qualified intermediary in anticipation of purchasing a like-kind asset and in order to defer a portion of the gain on sale of the ranch land. Such funds were included in restricted cash at September 30, 2020. In October 2020, the Company closed on a purchase of a like-kind asset and used all of these net cash proceeds which were being held by the intermediary.

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, leasing revenue and other resource revenues. The majority of the revenue is generated from the sale of citrus fruit to processing facilities, fresh fruit sales and grove management services. The Company recognizes revenue in the amount it expects it will be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and when the Company has a right to payment.

For the sale of fruit, the Company has identified one performance obligation, which is the delivery of fruit to the processing facility of the customer (or harvesting of the citrus in the case of fresh fruit) for each separate variety of fruit identified in the respective contract with the respective customer. The Company initially recognizes revenue in an amount which is estimated based on contractual and market prices, including if such market price falls within the range (known as “floor” and “ceiling” prices) identified in the specific respective contracts. Additionally, the Company also has a contractual agreement whereby revenue is determined based on applying a cost-plus structure methodology. As such, since all of these contracts contain elements of variable consideration, the Company recognizes this variable consideration by using the expected value method. On a quarterly basis, management reviews the reasonableness of the revenues accrued based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues at the close of the harvesting season can result in either an increase or decrease to reported revenues.

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of December 31, 2020, and September 30, 2020, the Company had total receivables relating to sales of citrus of approximately $4,328,000 and $584,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

For grove management services, the Company has identified one performance obligation, which is the management of the third party’s groves. Grove management services include caretaking of the citrus groves, harvesting and hauling of citrus, management and coordination of citrus sales and other related activities. The Company is reimbursed for expenses incurred in the execution of its management duties and the Company receives a per acre management fee. The Company recognizes operating revenue, including a management fee, and corresponding operating expenses when such grove management services are rendered and consumed.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three months ended December 31, 2020 and 2019 are as follows:

(in thousands)
	Three Months Ended December 31,
	2020	2019
Alico Citrus
Early and Mid-Season	$9,315	$9,066
Fresh Fruit	409	735
Grove Management Services	3,092	305
Other	110	69
Total	$12,926	$10,175

Land Management and Other Operations
Land and Other Leasing	$727	$663
Other	79	167
Total	$806	$830

Total Revenues	$13,732	$11,005

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $82,500 for the three months ended December 31, 2020 and net income of $218,414 for the three months ended December 31, 2019, of which 51% is attributable to the Company. The net income for the three months ended December 31, 2019, was the result of reimbursements received under the federal relief program relating to Hurricane Irma, aggregating approximately $330,000.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, the Company may need to renegotiate its loan agreements and the Company cannot predict what alternative index would be negotiated with its lenders. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard and the impact on its condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other” (Topic 350), which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. The Company adopted ASU 2017-04 effective October 1, 2020, using the prospective approach, and will apply this standard in future impairment tests.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The Company adopted ASU 2018-19 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. To date, the Company has experienced no material adverse impact from this pandemic.

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

Note 2. Inventories

Inventories consist of the following at December 31, 2020 and September 30, 2020:

(in thousands)	December 31,	September 30,
	2020	2020
Unharvested fruit crop on the trees	$45,925	$40,265
Other	505	590
Total inventories	$46,430	$40,855

The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2020 and the year ended September 30, 2019, the Company did not record any adjustments to reduce inventory to net realizable value.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000, of which approximately $4,466,000 was received during the quarter ended December 31, 2019, and $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the three-part program. In the quarter ended December 31, 2020, the Company received approximately $4,136,000, representing reimbursement under Part 3 of the program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2020 and September 30, 2020:

(in thousands)	Carrying Value
	December 31,	September 30,
	2020	2020
East and West Ranch	$1,410	$1,366
Total Assets Held for Sale	$1,410	$1,366

On December 18, 2020, the Company sold approximately 600 acres of the East Ranch for approximately $2,630,000 and recognized a gain of approximately $2,550,000. Additionally, the Company sold several smaller parcels of the East Ranch during the quarter ended December 31, 2020, which generated a gain of approximately $814,000.

On September 10, 2020, the State of Florida purchased, under the Florida Forever program, approximately 10,700 acres of the Alico Ranch for approximately $28,500,000 pursuant to an option agreement entered into between the State of Florida and the Company. The Company recognized a gain of approximately $27,470,000. The Company subsequently used a portion of the net cash proceeds to purchase a like-kind asset in October 2020, which allowed the Company to defer a portion of the tax impact of the gain on sale of the ranch land (see Note 4. Property and Equipment, Net).

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,980,000 and realized a gain of approximately $2,748,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which has allowed the Company to defer substantially all of the tax impact of the gain on sale of the ranch land.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2020 and September 30, 2020:

(in thousands)	December 31,	September 30,
	2020	2020
Citrus trees	$307,384	$296,012
Equipment and other facilities	56,617	55,593
Buildings and improvements	8,110	8,128
Total depreciable properties	372,111	359,733
Less: accumulated depreciation and depletion	(118,795)	(115,440)
Net depreciable properties	253,316	244,293
Land and land improvements	113,905	105,768
Property and equipment, net	$367,221	$350,061

For the three months ended December 31, 2020 and fiscal year ended September 30, 2020, the Company did not record any impairments.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $16,450,000.

On June 1, 2020, the Company sold approximately 30 ranch acres to an employee for approximately $122,000 and recognized a gain of approximately $83,000.

On May 4, 2020, the Company purchased approximately 334 citrus acres for approximately $2,850,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in the Frostproof area. Additionally, this purchase was part of a like-kind exchange transaction, which will allow the Company to defer taxes relating to the sale of certain sections of the East Ranch.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$81,875	$596	$83,438	$621
Met Variable-Rate Term Loans	40,250	274	40,969	286
Met Citree Term Loan	4,450	35	4,512	36
Pru Loans A & B	14,807	203	15,097	207
Pru Loan E	4,180	1	4,235	1
	145,562	1,109	148,251	1,151
Less current portion	9,090	—	9,145	—
Long-term debt	$136,472	$1,109	$139,106	$1,151

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$138	$—	$141
WCLC	12,204	—	2,942	—
Lines of Credit	$12,204	$138	$2,942	$141

Future maturities of long-term debt and lines of credit as of December 31, 2020 are as follows:

(in thousands)
December 31, 2020
Due within one year	$9,090
Due between one and two years	10,535
Due between two and three years	22,739
Due between three and four years	10,535
Due between four and five years	10,535
Due beyond five years	94,332

Total future maturities	$157,766

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended December 31,
	2020	2019
Interest expense	$1,189	$1,544
Interest capitalized	312	269
Total	$1,501	$1,813

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

The term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. The Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 1.86% per annum and 1.91% per annum as of December 31, 2020 and September 30, 2020, respectively.

The Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At December 31, 2020, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.86% and 1.91% per annum as of December 31, 2020 and September 30, 2020, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2020 and September 30 2020, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.90% and 1.90% per annum as of December 31, 2020 and September 30, 2020, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of December 31, 2020, there was approximately $236,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There was approximately $12,204,000 and $2,942,000 outstanding on the WCLC at December 31, 2020 and September 30, 2020, respectively.  Availability under the WCLC was approximately $57,560,000 and $66,659,000 as of December 31, 2020 and September 30, 2020, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. All costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $1,008,000 and approximately $1,048,000 at December 31, 2020 and September 30, 2020, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $169,730,000 for the year ended September 30, 2020, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2020, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At December 31, 2020 and September 30, 2020, there was an outstanding balance of $4,450,000 and $4,512,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $35,000 and $36,000 at December 31, 2020 and September 30, 2020, respectively.

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan (“Pru Loan E” and “Pru Loan F”) was in the original amount of $5,500,000 with principal of $55,000 per loan being payable quarterly, together with accrued interest.  In November 2019, the Company prepaid Pru Loan F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments on its Pru Loans was reduced by $220,000 per annum. Pru Loan E, which matures September 1, 2021, bears interest at 3.85% per annum. The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. No adjustment was made at September 1, 2019. This loan is collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida.

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2020.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $204,000 and $208,000 at December 31, 2020 and September 30, 2020, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2020 and September 30, 2020:

(in thousands)	December 31,	September 30,
	2020	2020
Ad valorem taxes	$—	$2,057
Accrued interest	992	1,020
Accrued employee wages and benefits	945	2,214
Accrued harvest and haul	671	—
Accrued dividends	1,351	674
Consulting and separation charges	46	146
Accrued insurance	1,096	636
Other accrued liabilities	372	348
Total accrued liabilities	$5,473	$7,095

Note 7. Income Taxes

In October 2019, the Internal Revenue Service concluded its audit of the September 30, 2015 tax year with no changes. The Federal and state filings remain subject to examination by tax authorities for tax periods ending after September 30, 2015.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense, and accelerated the timeframe for refunds of AMT credit carryovers. From a federal tax reporting standpoint, the Company anticipates a federal tax net operating loss (“NOL”) for the fiscal year ending September 30, 2020 and plans to carry back the NOL pursuant to the provisions of the CARES Act. As a result of the federal tax NOL carryback, the Company estimates a cash tax benefit of approximately $605,000, with an income statement benefit of approximately $82,000.

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

For the three months ended December 31, 2020 and 2019, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended December 31,
	2020	2019
Net income attributable to Alico, Inc. common stockholders	$3,845	$791

Weighted average number of common shares outstanding - basic	7,503	7,477
Dilutive effect of equity-based awards	—	14
Weighted average number of common shares outstanding - diluted	7,503	7,491

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$0.51	$0.11
Diluted	$0.51	$0.11

For the three months ended December 31, 2020, the equity awards had no dilutive or anti-dilutive impact on the earnings per common share. For the three months ended December 31, 2019, there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

Note 9. Segment Information

Segments

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s CODM in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Alico Citrus and Land Management and Other Operations.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2020	2019
Revenues:
Alico Citrus	$12,926	$10,175
Land Management and Other Operations	806	830
Total revenues	13,732	11,005

Operating expenses:
Alico Citrus	8,147	4,840
Land Management and Other Operations	188	551
Total operating expenses	8,335	5,391

Gross profit:
Alico Citrus	4,779	5,335
Land Management and Other Operations	618	279
Total gross profit	$5,397	$5,614

Depreciation, depletion and amortization:
Alico Citrus	$3,689	$3,437
Land Management and Other Operations	38	46
Other Depreciation, Depletion and Amortization	124	126
Total depreciation, depletion, and amortization	$3,851	$3,609

(in thousands)	December 31,	September 30,
	2020	2020
Assets:
Alico Citrus	$413,751	$406,763
Land Management and Other Operations	14,745	15,367
Other Corporate Assets	1,686	1,807
Total Assets	$430,182	$423,937

Note 10. Leases

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

The Company determines whether an arrangement is a lease at inception. The Company’s leases consist of operating lease arrangements for certain office space and IT facilities. When these lease arrangements include lease and non-lease components, the Company accounts for lease components and non-lease components (e.g., common area maintenance) separately based on their relative standalone prices.

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended December 31,
Operating lease components	2020	2019
Operating leases costs recorded in General and Administrative expenses	$132	$52
Operating lease right-of-use asset impairment recorded in Other expenses	$—	$87

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

December 31, 2020
Weighted-average remaining lease term	1.36 years
Weighted-average discount rate	3.20%

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

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock), and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $222,000 and $193,000 for the three months ended December 31, 2020 and 2019, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock of approximately $25,000 and $26,000 for the three months ended December 31, 2020 and 2019, respectively. There was approximately $159,000 and $0 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2020 and September 30, 2020, respectively.

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock (“Restricted Stock”) to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022 then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the three months ended December 31, 2020, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was vested); accordingly, no additional amounts of the 2020 Option Grants vested at December 31, 2020.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $40.00 per share for twenty consecutive days; accordingly, none of the 2019 Option Grants are vested at December 31, 2020.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by

December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the three months ended December 31, 2020, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was vested); accordingly, no additional stock options of Mr. Kiernan's 2018 Option Grants vested at December 31, 2020. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited and the vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, as defined below.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016.  The option price was set at $27.15, the closing price on December 31, 2016.  The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $75.00; (iii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $90.00; and (iv) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $60.00 per share for twenty consecutive days; accordingly, none of the 2016 Option Grants are vested at December 31, 2020. As set forth below, all of the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018 and no replacement options were granted.

Pursuant to an Alico Settlement Agreement dated February 11, 2019 (described in Note 13. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that were to vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeded $35.00 per share and 26,250 stock options that were to vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeded $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Alico Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms were to expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Alico Settlement Agreement were to be forfeited as of such first anniversary. Although, by the first anniversary of the Alico Settlement Agreement, the Company’s common stock traded above $35.00 per share for a consecutive twenty days and thus 26,250 stock options from the 2019 Modified Options Grant vested, such Retained Options were not exercised within six months following the date on which such Retained Options vested, and accordingly they were forfeited. Additionally, since the stock did not trade above $40.00 per share for a consecutive twenty days by the first anniversary of the date of the Alico Settlement Agreement, the other 26,250 stock options from the 2019 Modified Option Grants never vested and were forfeited.

Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options of approximately $60,000 and $82,000 was recognized for the three months ended December 31, 2020 and 2019, respectively. At December 31, 2020 and September 30, 2020, there was approximately $316,000 and $376,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.47 years.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted or exercised for the three months ended December 31, 2020.

2019 Modified Option Grant
Expected Volatility	25.0%
Expected Term (in years)	1.50
Risk Free Rate	2.52%

The weighted-average grant-date fair value of the 2019 Modified Option Grant was $1.40.

2019 Option Grants
Expected Volatility	30.0%
Expected Term (in years)	4.09
Risk Free Rate	2.95%

The weighted-average grant-date fair value of the 2019 Option Grants was $7.10.

Stock Repurchase Authorizations

On October 10, 2019, the Board of Directors authorized the repurchase of up to 7,000 shares of the Company’s common stock from 734 Investors in a privately negotiated repurchase of shares; and on October 15, 2019, the Company entered into a repurchase agreement to repurchase a total of 7,000 shares of the Company’s common stock from 734 Investors, effective October 15, 2019.

The following table illustrates the Company’s treasury stock activity for the three months ended December 31, 2020:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2020	923,621	$30,779
Issued to employees and directors	(13,636)	(358)
Balance as of December 31, 2020	909,985	$30,421

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $236,000 and $399,000 at December 31, 2020 and September 30, 2020, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2020, the Company had approximately $2,955,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

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

Remy W. Trafelet

On February 11, 2019, as contemplated by a settlement agreement between the Company, certain members of the Board of Directors, Mr. Trafelet, and certain third parties affiliated with Mr. Trafelet (the “Alico Settlement Agreement”) Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet will make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant will receive an annual consulting fee of $400,000. As of December 31, 2020, the Company has paid approximately $754,000 towards these consulting fees. If the Company terminates the consulting period (other than in certain specified circumstances), the Company will continue to pay the consulting fees described above through the balance of the 24-month term.

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

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; the impact on the trading price of the Company’s common stock as a result of an expressed desire of certain of our shareholders to liquidate their shareholdings and sales of common stock and other future transactions designed to consummate such expressed desire; political changes and economic crises; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; the exercise of an option by the State of Florida to purchase approximately 5,804 acres of land from Alico; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. For the three months ended December 31, 2020, the Company generated operating revenues of approximately $13,732,000, income from operations of approximately $2,869,000, and net income attributable to common stockholders of approximately $3,845,000. Net cash used in operating activities was approximately $5,109,000 for the three months ended December 31, 2020.

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

Land Management and Other Operations includes activities related to native plant sales, grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.

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

For the protection of our employees in accordance with the Centers For Disease Control and Prevention (CDC) guidelines, the Company arranged to have the majority of office personnel work remotely and continues to do so, has taken steps to allow and encourage greater separation for our employed and contracted field workers and has worked with its harvesters, haulers and suppliers to minimize interactions. The Company continues to assess the situation on a routine basis.

To date, the Company has experienced no material adverse impacts from this pandemic.

Sale and Purchase of Land

On December 15, 2020 (the “Approval Date”), the State of Florida approved entering into an option agreement for sale and purchase (the “Option Agreement”) submitted by the Company which grants the State of Florida an option to purchase approximately 5,804 acres of Alico Ranch for approximately $14,600,000 (the “Exercise Price”) under the Florida Forever program (the “Option”). The State of Florida may exercise the Option any time beginning on the Approval Date until the 120th day after the Approval Date, subject to extension in accordance with the terms of the Option Agreement. The Option Agreement provides for certain adjustments to the Exercise Price; however, if the adjusted purchase price is less than the Exercise Price, the Company may, in its sole discretion, either approve the adjusted purchase price or terminate the Option Agreement.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of $16,450,000. This acquisition allows the Company to add additional scale to its existing 45,000 gross acres of citrus properties.  Strategically, with these acquired groves neighboring existing Alico groves, Alico believes that this acquisition will help Alico to its operation as a low-cost, high producing citrus grower.

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000 and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the three-part program. In the quarter ended December 31, 2020, the Company received approximately $4,136,000, representing reimbursement under Part 3 of the program.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019:

(in thousands)
	Three Months Ended December 31,		Change
	2020	2019	$	%
Operating revenues:
Alico Citrus	$12,926	$10,175	$2,751	27.0%
Land Management and Other Operations	806	830	(24)	(2.9)%
Total operating revenues	13,732	11,005	2,727	24.8%

Gross profit:
Alico Citrus	4,779	5,335	(556)	(10.4)%
Land Management and Other Operations	618	279	339	121.5%
Total gross profit	5,397	5,614	(217)	(3.9)%

General and administrative expenses	2,528	2,760	(232)	(8.4)%
Income from operations	2,869	2,854	15	0.5%
Total other income (expense), net	2,185	(1,595)	3,780	NM
Income before income taxes	5,054	1,259	3,795	NM
Income tax provision	1,250	361	889	NM
Net income	3,804	898	2,906	NM
Net loss (income) attributable to noncontrolling interests	41	(107)	148	NM
Net income attributable to Alico, Inc. common stockholders	$3,845	$791	$3,054	NM

NM - Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three months ended December 31, 2020 and 2019:

(in thousands, except per box and per pound solids data)

	Three Months Ended
	December 31,		Change
	2020	2019	Unit	%
Operating Revenues:
Early and Mid-Season	$9,315	$9,066	$249	2.7%
Fresh Fruit	409	735	(326)	(44.4)%
Purchase and Resale of Fruit	57	47	10	21.3%
Grove Management Services	3,092	305	2,787	NM
Other	53	22	31	140.9%
Total	$12,926	$10,175	$2,751	27.0%
Boxes Harvested:
Early and Mid-Season	785	880	(95)	(10.8)%
Total Processed	785	880	(95)	(10.8)%
Fresh Fruit	48	95	(47)	(49.5)%
Total	833	975	(142)	(14.6)%
Pound Solids Produced:
Early and Mid-Season	4,132	4,856	(724)	(14.9)%
Total	4,132	4,856	(724)	(14.9)%
Pound Solids per Box:
Early and Mid-Season	5.26	5.52	(0.26)	(4.7)%
Price per Pound Solids:
Early and Mid-Season	$2.25	$1.87	$0.38	20.3%
Price per Box:
Fresh Fruit	$8.52	$7.74	$0.78	10.1%
Operating Expenses:
Cost of Sales	$7,420	$6,627	$793	12.0%
Harvesting and Hauling	2,079	2,465	(386)	(15.7)%
Purchase and Resale of Fruit	50	32	18	56.3%
Grove Management Services	2,734	182	2,552	NM
Other	(4,136)	(4,466)	330	(7.4)%
Total	$8,147	$4,840	$3,307	68.3%

NM - Not meaningful

The Company sells its Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. The Company’s fresh fruit is generally sold to packing houses that purchase the citrus on a per box basis. The Company also provides citrus grove caretaking and harvest and haul management services to third parties in which revenues are recorded, including a management fee. Other revenues consist of the purchase and reselling of fruit.

Alico's operating expenses consist primarily of cost of sales and harvesting and hauling costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit.

The increase in revenue for the three months ended December 31, 2020, compared to the three months ended December 31, 2019 was primarily due to the Company generating greater revenue from its grove management services it provides to third parties. On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all of its costs incurred related to providing these services and also receives a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these citrus grove caretaking management services. For the first quarter ended December 31, 2020, under this agreement, the Company recorded approximately $2,869,000 of operating revenue relating to these grove management services, including the management fee.

Additionally, the slight increase in revenues generated from the Early and Mid-Season harvest for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, was driven by an increase in the market price per pound solids. The increase in the price per pound solids is due to increased consumption of Not from Concentrate Orange Juice (“NFC”), which has in turn led to reduced inventory levels. As reported by Nielsen data on January 11, 2021, NFC consumption has increased 14% for the twelve-week period ended December 26, 2020, as compared to the similar twelve-week period in the prior year.

Mostly offsetting this increase in pricing generated from the Early and Mid-Season harvest is fewer boxes being harvested as well as pound solids per box being lower for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. While the Company has harvested a greater percentage of its Early and Mid-Season crop through December 31, 2020, measured as a percentage of its estimated full year Early and Mid-Season crop, as compared to the same period in the prior year, the Company, along with the Florida industry in general, is recording a smaller number of boxes harvested as a result of greater fruit drop rate during the current harvest season as compared to the previous year. In addition, the internal quality of the fruit was not as strong as in the previous year resulting in lower pound solids per box.

The Company harvest season to date has not been impacted by the COVID-19 pandemic.

The USDA, in its January 12, 2021 Citrus Crop Forecast for the 2020-21 harvest season, indicated its expectation that the Florida orange crop will decrease from approximately 67,300,000 boxes for the 2019-20 crop year to approximately 54,000,000 boxes for the 2020-21 crop year, a decrease of approximately 19.8%. The USDA anticipates the majority of this decrease relates to the Early and Mid-Season boxes as it has indicated its expectation is for a decrease of 9,650,000 boxes or a 32.6% decline. The Company, through its comprehensive grove management program, anticipates its decline in Early and Mid-Season crop will be in the range of 20-25%.

The increase in operating expenses for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily relates to grove management services it provides to third parties. As mentioned above, on July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under this agreement, for the first quarter ended December 31, 2020, the Company recorded approximately $2,631,000 of operating expenses relating to these grove management services. Additionally, the increase in operating expenses is attributable to the Company harvesting a greater percentage of boxes, in relation to the estimated total boxes to be harvested for the full season, in the three months ended December 31, 2020, as compared to the same period in the prior year, leading to a larger percentage of costs being allocated to cost of sales in the period. Partially offsetting this increase was a decrease in harvest and haul expenses attributable to a decrease in Early and Mid-season boxes harvested. Additionally, the Company received less proceeds under the CRBG program during the three months ended December 31, 2020, when compared to the three months ended December 31, 2019.

As a result of a lower gross profit percentage generated from grove caretaking management services, as compared to citrus sales generated from groves, the overall gross profit percentage within the Alico Citrus segment will be lower than prior to the execution of the above-mentioned new caretaking services agreement.

The credit amounts shown in “Other” in operating expenses above represents federal relief proceeds received under the CRBG program in the quarters ended December 31, 2020 and 2019.

Land Management and Other Operations

The table below presents key operating measures for the three months ended December 31, 2020 and 2019:

(in thousands)

	Three Months Ended December 31,		Change
	2020	2019	$	%
Revenue From:
Land and Other Leasing	$727	$663	$64	9.7%
Other	79	167	(88)	(52.7)%
Total	$806	$830	$(24)	(2.9)%
Operating Expenses:
Land and Other Leasing	$184	$201	$(17)	(8.5)%
Water Conservation	—	347	(347)	(100.0)%
Other	4	3	1	33.3%
Total	$188	$551	$(363)	(65.9)%

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The slight decrease in revenues from Land Management and Other Operations for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019 is primarily due to a modification to a grazing lease whereby the ad valorem taxes due from the lessee were reduced as a result of the Company revising the grazing lease agreement due to the sale of certain ranch acres previously covered under the agreement. Partially offsetting this decrease were the additional revenues generated from the execution of an extension of one of Company’s cell tower leases pursuant to which the leasing rates were increased.

The decrease in operating expenses from Land Management and Other Operations for the three months ended December 31, 2020, compared to the three months ended December 31, 2019 is primarily due to the Company no longer pursuing its dispersed water storage project and, therefore, incurring no water conservation expenses in the three months ended December 31, 2020. On September 10, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Because the acres involved in the sale would have been critical to its planned dispersed water storage project, the Company has decided to no longer pursue permit approval activities for this particular project. Accordingly, the Company anticipates it will have no future expenses incurred relating to the dispersed water storage project.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2020 was approximately $2,528,000, compared to approximately $2,760,000 for the three months ended December 31, 2019. The decrease was attributable in large part to (i) a reduction in payroll expenses for the fiscal quarter ended December 31, 2020 of approximately $160,000 relating to one of the senior managers resigning in December 2019 and (ii) a reduction in pension expense related to the Company’s deferred retirement benefit plan of approximately $90,000 as a result of the Company terminating such plan and paying out each of the plan participants in August 2020.

Other Income (Expense), net

Other income (expense), net for the three months ended December 31, 2020 and 2019 was approximately $2,185,000 and approximately $(1,595,000), respectively. The shift to other income, net from other expense, net is primarily due to the Company recording, in the three months ended December 31, 2020, gains on sale of real estate, property and equipment and assets held for sale of approximately $3,364,000 relating to the sale of approximately 700 acres from the Alico ranch to several third parties and the sale of mineral rights to a third party in the three months ended December 31, 2020. For the three months ended December 31, 2019, the Company recorded a nominal gain on sale of real estate, property and equipment and assets held for sale. Additionally, a decrease in interest expense of $355,000 for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, was the result of the reduction of its long-term debt attributable to making its mandatory principal payments.

Income Taxes

The income tax provision was approximately $1,250,000 and $361,000 for the three months ended December 31, 2020 and 2019, respectively. The increase in the tax provision for the three months ended December 31, 2020 primarily resulted from the Company generating greater pre-tax income, compared to the three months ended December 31, 2019.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2020	2020	Change
Cash and cash equivalents and restricted cash	$2,601	$19,687	$(17,086)
Total current assets	$57,794	$51,899	$5,895
Total current liabilities	$18,013	$21,158	$(3,145)
Working capital	$39,781	$30,741	$9,040
Total assets	$430,182	$423,937	$6,245
Principal amount of term loans and lines of credit	$157,766	$151,193	$6,573
Current ratio	3.21 to 1	2.45 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $57,560,000 is available for general use as of December 31, 2020, and a $25,000,000 revolving line of credit, all of which is available for general use as of December 31, 2020 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). If the Company pursues significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $16,450,000, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities.

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

Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2020 and 2019:

(in thousands)	Three Months Ended December 31,
	2020	2019	Change
Net income	$3,804	$898	$2,906
Depreciation, depletion, and amortization	3,851	3,609	242
Gain on sale of real estate, property and equipment and assets held for sale	(3,364)	(25)	(3,339)
Loss on disposal of long-lived assets	443	88	355
Impairment of right-of-use asset	—	87	(87)
Stock-based compensation expense	307	301	6
Change in working capital	(10,150)	(11,001)	851
Net cash used in operating activities	$(5,109)	$(6,043)	$934

The decrease in net cash used in operating activities for the three months ended December 31, 2020, as compared to the same period in 2019, was primarily due to an increase in net income and an increase in inventory, which was related to the acquisition of the citrus acres purchased on October 30, 2020. Partially offsetting the decrease in net cash used in operating activities for the three months ended December 31, 2020, as compared to the same period in 2019, was an increase in gain on sale of real estate, property and equipment and assets held for sale in the three months ended December 31, 2020, relating to the sale of certain sections of the East Ranch. Additionally, the Company had a decrease in accounts payable and accrued expenses which was largely due to the timing of when expenses were incurred and paid.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used In Investing Activities for the three months ended December 31, 2020 and 2019:

(in thousands)	Three Months Ended December 31,
	2020	2019	Change
Capital expenditures:
Citrus trees	$(4,593)	$(3,349)	$(1,244)
Equipment and other	(469)	(192)	(277)
Total	(5,062)	(3,541)	(1,521)

Acquisition of citrus grove	(16,450)	—	(16,450)
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,425	42	3,383
Change in deposits on purchase of citrus trees	64	(194)	258
Advances on notes receivables, net	122	4	118
Other	25	—	25
Net cash used in investing activities	$(17,876)	$(3,689)	$(14,187)

The increase in the amount of net cash used in investing activities for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, was primarily due to the Company’s purchase of approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $16,450,000. Partially offsetting this increase in capital expenditures were proceeds from the sale of certain sections of the East Ranch received during the three months ended December 31, 2019.

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the three months ended December 31, 2020 and 2019:

(in thousands)	Three Months Ended December 31,
	2020	2019	Change
Repayments on revolving lines of credit	$(14,187)	$—	$(14,187)
Borrowings on revolving lines of credit	23,449	—	23,449
Principal payments on term loans	(2,689)	(7,132)	4,443
Treasury stock purchases	—	(238)	238
Dividends paid	(674)	(448)	(226)
Deferred financing costs	—	(23)	23
Net cash provided by (used in) financing activities	$5,899	$(7,841)	$13,740

The shift from cash used in financing activities to cash provided by financing activities is primarily due to the Company drawing down on its lines of credit during the three months ended December 31, 2020 to fund working capital, capital expenditures and other corporate items. Additionally, the Company made a prepayment of one of its long-term debt obligations in November 2019 in the amount of approximately $4,455,000.

Alico had approximately $12,204,000 outstanding on its revolving lines of credit as of December 31, 2020.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of December 31, 2020, there was approximately $236,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2020, the Company had approximately $2,955,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on December 8, 2020.

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

During the fiscal quarter ended December 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on December 8, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

There were no issuer purchases of the Company’s equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico's filing on Form 8-K dated January 15, 2021)

10.1		Eleventh Amendment and Waiver to Credit Agreement dated January 7, 2021

10.2		Danny Sutton Offer letter, dated November 15, 2017

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

February 4, 2021	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2021	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)