Form 10-Q
period 2021-03-31
ALICO, INC.
filed 2021-05-05
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☑	Smaller Reporting Company	☑
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There were 7,520,938 shares of common stock outstanding at May 3, 2021.

ALICO, INC.

FORM 10-Q

For the three and six months ended March 31, 2021 and 2020

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,371	$3,163
Accounts receivable, net	11,009	4,347
Inventories	30,035	40,855
Income tax receivable	—	781
Assets held for sale	2,048	1,366
Prepaid expenses and other current assets	1,443	1,387
Total current assets	54,906	51,899

Restricted cash	—	16,524
Property and equipment, net	369,036	350,061
Goodwill	2,246	2,246
Other non-current assets	2,595	3,207
Total assets	$428,783	$423,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,811	$3,533
Accrued liabilities	5,118	7,095
Long-term debt, current portion	8,410	9,145
Income taxes payable	888	—
Other current liabilities	761	1,385
Total current liabilities	26,988	21,158

Long-term debt:
Principal amount, net of current portion	134,464	139,106
Less: deferred financing costs, net	(1,068)	(1,151)
Long-term debt less current portion and deferred financing costs, net	133,396	137,955
Lines of credit	—	2,942
Deferred income tax liabilities, net	39,728	39,728
Other liabilities	268	372
Total liabilities	200,380	202,155
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,513,413 and 7,492,524 shares outstanding at March 31, 2021 and September 30, 2020, respectively	8,416	8,416
Additional paid in capital	19,759	19,685
Treasury stock, at cost, 902,732 and 923,621 shares held at March 31, 2021 and September 30, 2020, respectively	(30,223)	(30,779)
Retained earnings	225,028	219,019
Total Alico stockholders' equity	222,980	216,341
Noncontrolling interest	5,423	5,441
Total stockholders' equity	228,403	221,782
Total liabilities and stockholders' equity	$428,783	$423,937

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating revenues:
Alico Citrus	$55,268	$49,801	$68,194	$59,976
Land Management and Other Operations	676	714	1,482	1,544
Total operating revenues	55,944	50,515	69,676	61,520
Operating expenses:
Alico Citrus	45,518	43,518	53,665	48,358
Land Management and Other Operations	200	380	388	931
Total operating expenses	45,718	43,898	54,053	49,289
Gross profit	10,226	6,617	15,623	12,231
General and administrative expenses	2,653	2,953	5,181	5,713
Income from operations	7,573	3,664	10,442	6,518
Other (expense) income, net:
Interest expense	(1,089)	(1,452)	(2,278)	(2,996)
(Loss) gain on sale of real estate, property and equipment and assets held for sale	(17)	2,838	3,347	2,863
Other income (expense)	2	12	12	(64)
Total other (expense) income, net	(1,104)	1,398	1,081	(197)
Income before income taxes	6,469	5,062	11,523	6,321
Income tax provision	1,579	1,496	2,829	1,857
Net income	4,890	3,566	8,694	4,464
Net (income) loss attributable to noncontrolling interests	(23)	5	18	(102)
Net income attributable to Alico, Inc. common stockholders	$4,867	$3,571	$8,712	$4,362
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.65	$0.48	$1.16	$0.58
Diluted	$0.65	$0.48	$1.16	$0.58
Weighted-average number of common shares outstanding:
Basic	7,513	7,480	7,508	7,478
Diluted	7,513	7,496	7,508	7,494

Cash dividends declared per common share	$0.18	$0.09	$0.36	$0.18

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended March 31, 2021

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2020	8,416	$8,416	$19,634	$(30,421)	$221,513	$219,142	$5,400	$224,542
Net income	—	—	—	—	4,867	4,867	23	4,890
Dividends ($0.18/share)	—	—	—	—	(1,352)	(1,352)	—	(1,352)
Stock-based compensation:
Directors	—	—	24	198	—	222	—	222
Executives and Managers	—	—	101	—	—	101	—	101
Balance at March 31, 2021	8,416	$8,416	$19,759	$(30,223)	$225,028	$222,980	$5,423	$228,403

For the Six Months Ended March 31, 2021

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2020	8,416	$8,416	$19,685	$(30,779)	$219,019	$216,341	$5,441	$221,782
Net income (loss)	—	—	—	—	8,712	8,712	(18)	8,694
Dividends ($0.36/share)	—	—	—	—	(2,703)	(2,703)	—	(2,703)
Stock-based compensation:
Directors	—	—	44	400	—	444	—	444
Executives and Managers	—	—	30	156	—	186	—	186
Balance at March 31, 2021	8,416	$8,416	$19,759	$(30,223)	$225,028	$222,980	$5,423	$228,403

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended March 31, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2019	8,416	$8,416	$19,857	$(31,956)	$198,169	$194,486	$5,202	$199,688
Net income (loss)	—	—	—	—	3,571	3,571	(5)	3,566
Dividends ($0.09/share)	—	—	—	—	(675)	(675)	—	(675)
Stock-based compensation:
Directors	—	—	(10)	172	—	162	—	162
Executives and Managers	—	—	327	—	—	327	—	327
Balance at March 31, 2020	8,416	$8,416	$20,174	$(31,784)	$201,065	$197,871	$5,197	$203,068

For the Six Months Ended March 31, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Net income	—	—	—	—	4,362	4,362	102	4,464
Dividends ($0.18/share)	—	—	—	—	(1,346)	(1,346)	—	(1,346)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Stock-based compensation:
Directors	—	—	(42)	397	—	355	—	355
Executives	—	—	435	—	—	435	—	435
Balance at March 31, 2020	8,416	$8,416	$20,174	$(31,784)	$201,065	$197,871	$5,197	$203,068

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2021	2020
Net cash provided by operating activities:
Net income	$8,694	$4,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	7,708	7,199
Deferred income tax benefit	—	(827)
Gain on sale of real estate, property and equipment and assets held for sale	(3,347)	(2,863)
Impairment of right-of-use asset	—	87
Loss on disposal of long-lived assets	1,200	723
Stock-based compensation expense	630	790
Other	—	(36)
Changes in operating assets and liabilities:
Accounts receivable	(6,662)	(3,672)
Inventories	10,820	11,640
Prepaid expenses	(259)	(234)
Income tax receivable	781	—
Other assets	278	(387)
Accounts payable and accrued liabilities	5,623	(2,061)
Income taxes payable	888	(2,876)
Other liabilities	(728)	(259)
Net cash provided by operating activities	25,626	11,688

Cash flows from investing activities:
Purchases of property and equipment	(10,336)	(9,960)
Acquisition of citrus grove	(18,230)	—
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,442	2,994
Change in deposits on purchase of citrus trees	240	(57)
Advances on notes receivables, net	271	87
Other	15	(25)
Net cash used in investing activities	(24,598)	(6,961)

Cash flows from financing activities:
Repayments on revolving lines of credit	(45,247)	(18,805)
Borrowings on revolving lines of credit	42,305	85,519
Principal payments on term loans	(5,377)	(9,820)
Treasury stock purchases	—	(238)
Dividends paid	(2,025)	(1,120)
Deferred financing costs	—	(23)
Net cash (used in) provided by financing activities	(10,344)	55,513

Net (decrease) increase in cash and cash equivalents and restricted cash	(9,316)	60,240
Cash and cash equivalents and restricted cash at beginning of the period	19,687	23,838

Cash and cash equivalents and restricted cash at end of the period	$10,371	$84,078

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

Restricted Cash

Restricted cash was comprised of cash receipts from the sale of property which was being held specifically for the purpose of deferring a tax impact on the gain on sale of the property.

In September 2020, the Company sold certain sections of the West Ranch, from which a portion of the net cash proceeds amounting to $16,524,000 were being held by a qualified intermediary in anticipation of purchasing a like-kind asset and in order to defer a portion of the gain on sale of the ranch land. Such funds were included in restricted cash at September 30, 2020. In October 2020, the Company closed on a purchase of a like-kind asset and used these net cash proceeds, which were being held by the intermediary.

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, leasing revenue and other resource revenues. Most of the revenue is generated from the sale of citrus fruit to processing facilities, fresh fruit sales and grove management services. The Company recognizes revenue in the amount it expects it will be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and when the Company has a right to payment.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount, and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of March 31, 2021, and September 30, 2020, the Company had total receivables relating to sales of citrus of approximately $9,969,000 and $584,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and six months ended March 31, 2021 and 2020 are as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Alico Citrus
Early and Mid-Season	$21,749	$22,237	$31,064	$31,303
Valencias	28,014	25,810	28,014	25,810
Fresh Fruit	176	802	585	1,537
Grove Management Services	4,979	373	8,071	678
Other	350	579	460	648
Total	$55,268	$49,801	$68,194	$59,976

Land Management and Other Operations
Land and Other Leasing	$623	$679	$1,350	$1,342
Other	53	35	132	202
Total	$676	$714	$1,482	$1,544

Total Revenues	$55,944	$50,515	$69,676	$61,520

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net income of approximately $45,000, and a net loss of approximately $11,000 for the three months ended March 31, 2021 and 2020, respectively, and had a net loss of approximately $37,000 and net income of approximately $208,000 for the six months ended March 31, 2021 and 2020, respectively, of which 51% is attributable to the Company. The net income for the six months ended March 31, 2020 was the result of reimbursements received under the federal relief program relating to Hurricane Irma of approximately $493,000.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. LIBOR is scheduled to cease in June 2023 and the Company will need to modify its loan agreements in order to replace LIBOR with an alternative interest rate. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard and the impact on its condensed consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity, cash flows or working capital as previously reported.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico's fiscal year produce most of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Note 2. Inventories

Inventories consist of the following at March 31, 2021 and September 30, 2020:

(in thousands)	March 31,	September 30,
	2021	2020
Unharvested fruit crop on the trees	$29,253	$40,265
Other	782	590
Total inventories	$30,035	$40,855

The Company records its inventory at the lower of cost or net realizable value. For the six months ended March 31, 2021 and the fiscal year ended September 30, 2020, the Company did not record any adjustments to reduce inventory to net realizable value.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000, of which approximately $4,466,000 was received during the six months ended March 31, 2020, and $15,597,000 under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the program. In the three and six months ended March 31, 2021, the Company received approximately $163,000 and $4,299,000, respectively, representing reimbursement under Part 3 of the program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2021 and September 30, 2020:

(in thousands)	Carrying Value
	March 31,	September 30,
	2021	2020
East and West Ranch (land, buildings, and equipment)	$2,048	$1,366
Total Assets Held for Sale	$2,048	$1,366

On December 18, 2020, the Company sold approximately 600 acres of the East Ranch for approximately $2,630,000 and recognized a gain of approximately $2,550,000. Additionally, the Company sold several smaller parcels of the East Ranch during the six months ended March 31, 2021, which generated a gain of approximately $504,000.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2021 and September 30, 2020:

(in thousands)	March 31,	September 30,
	2021	2020
Citrus trees	$312,590	$296,012
Equipment and other facilities	55,193	55,593
Buildings and improvements	7,400	8,128
Total depreciable properties	375,183	359,733
Less: accumulated depreciation and depletion	(119,719)	(115,440)
Net depreciable properties	255,464	244,293
Land and land improvements	113,572	105,768
Property and equipment, net	$369,036	$350,061

For the six months ended March 31, 2021, the Company did not record any impairments and for the fiscal year ended September 30, 2020, the Company recorded approximately $598,000 of impairments.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000. This purchase was part of a like-kind exchange transaction, which allowed the Company to defer taxes relating to the sale of certain sections of the West Ranch.

On June 1, 2020, the Company sold approximately 30 ranch acres to an employee for approximately $122,000 and recognized a gain of approximately $83,000.

On May 4, 2020, the Company purchased approximately 334 citrus acres for approximately $2,850,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in the Frostproof area. This purchase was also part of a like-kind exchange transaction, which allowed the Company to defer taxes relating to the sale of certain sections of the East Ranch.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$80,313	$572	$83,438	$621
Met Variable-Rate Term Loans	39,531	263	40,969	286
Met Citree Term Loan	4,388	34	4,512	36
Pru Loans A & B	14,517	198	15,097	207
Pru Loan E	4,125	1	4,235	1
	142,874	1,068	148,251	1,151
Less current portion	8,410	—	9,145	—
Long-term debt	$134,464	$1,068	$139,106	$1,151

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization, at March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$134	$—	$141
WCLC	—	—	2,942	—
Lines of Credit	$—	$134	$2,942	$141

Future maturities of long-term debt and lines of credit at March 31, 2021 are as follows:

(in thousands)
March 31, 2021
Due within one year	$8,410
Due between one and two years	4,285
Due between two and three years	4,285
Due between three and four years	4,285
Due between four and five years	4,285
Due beyond five years	117,324

Total future maturities	$142,874

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest expense	$1,089	$1,452	$2,278	$2,996
Interest capitalized	349	303	661	572
Total	$1,438	$1,755	$2,939	$3,568

Debt

The Company's credit facilities consist of fixed interest rate term loans originally in the amount of $125,000,000 (“Met Fixed-Rate Term Loans”), variable interest rate term loans originally in the amount of $57,500,000 (“Met Variable-Rate Term Loans”), a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and 5,800 gross acres of ranch land. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

As of March 31, 2021, the term loans, collectively, are subject to quarterly principal payments of $2,281,250, and mature November 1, 2029. As of March 31, 2021, the Met Fixed-Rate Term Loans bear interest at 4.15% per annum, and the Met Variable-Rate Term Loans bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 1.86% per annum and 1.91% per annum as of March 31, 2021 and September 30, 2020, respectively.

As of March 31, 2021, the Company may prepay up to $8,750,000 of the Met Fixed-Rate Term Loan principal annually without penalty, and any such prepayments may be applied to reduce subsequent mandatory principal payments. The maximum annual prepayment was made for calendar year 2015. During the first and second quarter of fiscal year 2018, the Company elected not to make its principal payment and utilized a portion of its 2015 prepayment to satisfy its principal payment requirements for such quarters. At March 31, 2021, the Company had $5,625,000 remaining available to reduce future mandatory principal payments should the Company elect to do so. The Met Variable-Rate Term Loans may be prepaid without penalty.

In April 2021, the Company made a prepayment of $10,312,500 on the Met Fixed-Rate Term Loans and effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which, in the aggregate after the prepayment, have a balance of $70,000,000 to be interest only with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, has been adjusted to 3.85%. As part of this modification, the Company will no longer have the prepayment option previously allowed under the arrangement.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.86% and 1.91% per annum as of March 31, 2021 and September 30, 2020, respectively. Availability under the RLOC was $25,000,000 as of March 31, 2021 and September 30, 2020, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one-month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.86% and 1.90% per annum as of March 31, 2021 and September 30, 2020, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of March 31, 2021, there was approximately $236,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There were no amounts outstanding on the WCLC at March 31, 2021 and approximately $2,942,000 outstanding on the WCLC as of September 30, 2020. Availability under the WCLC was approximately $69,764,000 and $66,659,000 as of March 31, 2021 and September 30, 2020, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. All costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $969,000 and approximately $1,048,000 at March 31, 2021 and September 30, 2020, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $169,730,000 for the year ended September 30, 2020, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2021, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At March 31, 2021 and September 30, 2020, there was an outstanding balance of $4,388,000 and $4,512,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $34,000 and $36,000 at March 31, 2021 and September 30, 2020, respectively.

Transition from LIBOR

On July 27, 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the Financial Conduct Authority of the United Kingdom, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two-month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate (SOFR). The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past.

The Company is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, the Company has debt instruments in place that reference LIBOR-based rates. The transition from LIBOR, as mentioned above is estimated to take place in fiscal 2023 and management will continue to actively assess the related opportunities and risks involved in this transition.

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

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2021.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $199,000 and $208,000 at March 31, 2021 and September 30, 2020, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2021 and September 30, 2020:

(in thousands)	March 31,	September 30,
	2021	2020
Ad valorem taxes	$686	$2,057
Accrued interest	931	1,020
Accrued employee wages and benefits	1,363	2,214
Accrued harvest and haul	422	—
Accrued dividends	1,352	674
Consulting and separation charges	—	146
Accrued insurance	—	636
Other accrued liabilities	364	348
Total accrued liabilities	$5,118	$7,095

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

For the three and six months ended March 31, 2021 and 2020, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Alico, Inc. common stockholders	$4,867	$3,571	$8,712	$4,362

Weighted average number of common shares outstanding - basic	7,513	7,480	7,508	7,478
Dilutive effect of equity-based awards	—	16	—	16
Weighted average number of common shares outstanding - diluted	7,513	7,496	7,508	7,494

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$0.65	$0.48	$1.16	$0.58
Diluted	$0.65	$0.48	$1.16	$0.58

For the three and six months ended March 31, 2021, the equity awards had no dilutive or anti-dilutive impact on the earnings per common share. For the three and six months ended March 31, 2020, there were anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

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

Total revenues primarily represent sales to unaffiliated customers, revenue generated from grove management services, and leasing revenue, as reported in the Condensed Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues:
Alico Citrus	$55,268	$49,801	$68,194	$59,976
Land Management and Other Operations	676	714	1,482	1,544
Total revenues	55,944	50,515	69,676	61,520

Operating expenses:
Alico Citrus	45,518	43,518	53,665	48,358
Land Management and Other Operations	200	380	388	931
Total operating expenses	45,718	43,898	54,053	49,289

Gross profit:
Alico Citrus	9,750	6,283	14,529	11,618
Land Management and Other Operations	476	334	1,094	613
Total gross profit	$10,226	$6,617	15,623	12,231

Depreciation, depletion and amortization:
Alico Citrus	$3,704	$3,416	7,393	6,853
Land Management and Other Operations	43	46	81	92
Other Depreciation, Depletion and Amortization	110	128	234	254
Total depreciation, depletion, and amortization	$3,857	$3,590	$7,708	$7,199

(in thousands)	March 31,	September 30,
	2021	2020
Assets:
Alico Citrus	$412,532	$406,763
Land Management and Other Operations	15,208	15,367
Other Corporate Assets	1,043	1,807
Total Assets	$428,783	$423,937

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

As most of the Company’s lease arrangements do not provide an implicit interest rate, the Company applies an incremental borrowing rate based on the information available at the commencement date of the lease arrangement to determine the present value of lease payments.

No lease costs associated with finance leases and sale-leaseback transactions occurred and the Company’s lease income associated with lessor and sublease arrangements are not material to the Company’s Condensed Consolidated Financial Statements.

Operating leases cost components are reported in the Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease components	2021	2020	2021	2020
Operating leases costs recorded in General and Administrative expenses	$132	$52	$264	$104
Operating lease right-of-use asset impairment recorded in Other expenses	$—	$—	$—	$87

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

March 31, 2021
Weighted-average remaining lease term	1.11 years
Weighted-average discount rate	3.20%

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $222,000 and $444,000 for the three and six months ended March 31, 2021, respectively, and approximately $162,000 and $355,000 for the three and six months ended March 31, 2020, respectively.

Restricted Stock

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock (“Restricted Stock”) to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

Stock compensation expense related to the Restricted Stock of approximately $40,000 and $65,000 for the three and six months ended March 31, 2021, respectively, and approximately $26,000 and $52,000 for the three and six months ended March 31, 2020, respectively. There was approximately $119,000 and $0 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2021 and September 30, 2020, respectively.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022, then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the six months ended March 31, 2021, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants vested at March 31, 2021.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $40.00 per share for twenty consecutive days; accordingly, none of the 2019 Option Grants are vested at March 31, 2021.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the six months ended March 31, 2021, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional stock options of Mr. Kiernan's 2018 Option Grants vested at March 31, 2021. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited, vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, and as noted below, such Option Grants issued to Mr. Trafelet have subsequently all been forfeited.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016.  The option price was set at $27.15, the closing price on December 31, 2016.  The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $75.00; (iii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $90.00; and (iv) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $60.00 per share for twenty consecutive days; accordingly, none of the 2016 Option Grants are vested at March 31, 2021. As set forth below, all the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Additionally, 187,500 shares of the 2016 Option Grants made to each of Messrs. Slack and Brokaw were forfeited on September 5, 2018, and no replacement options were granted.

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

Stock compensation expense related to the options of approximately $61,000 and $121,000 was recognized for the three and six months ended March 31, 2021, respectively, and approximately $301,000 and $383,000 was recognized for the three and six months ended March 31, 2020, respectively. At March 31, 2021 and September 30, 2020, there was approximately $255,000 and $376,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.22 years.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted or exercised for the six months ended March 31, 2021.

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

The following table illustrates the Company’s treasury stock activity for the six months ended March 31, 2021:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2020	923,621	$30,779
Issued to employees and directors	(20,889)	(556)
Balance as of March 31, 2021	902,732	$30,223

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $236,000 and $399,000 at March 31, 2021 and September 30, 2020, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2021, the Company had approximately $2,581,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

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

Remy W. Trafelet

On February 11, 2019, as contemplated by a settlement agreement between the Company, certain members of the Board of Directors, Mr. Trafelet, and certain third parties affiliated with Mr. Trafelet (the “Alico Settlement Agreement”) Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet would make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant received an annual consulting fee of $400,000. As of March 31, 2021, the Company has paid approximately $800,000 in consulting fees and no further payments are due under this Consulting Agreement.

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

Note 14. Subsequent Event

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of the Alico Ranch for approximately $14,445,000 pursuant to an option agreement between the State of Florida and the Company. The Company will recognize a gain of approximately $13,980,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; whether the Company’s cash flow can support and sustain the Company’s dividend policy, including any future increases in dividend amounts; the impact on the trading price of the Company’s common stock as a result of an expressed desire of certain of our shareholders to liquidate their shareholdings and sales of common stock and other future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments and all its operating revenues are generated in the United States. For the three and six months ended March 31, 2021, the Company generated operating revenues of approximately

$55,944,000 and $69,676,000, respectively, income from operations of approximately $7,573,000 and $10,442,000, respectively, and net income attributable to common stockholders of approximately $4,867,000 and $8,712,000, respectively. Net cash provided by operating activities was approximately $25,626,000 for the six months ended March 31, 2021.

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

Land Management and Other Operations includes activities related to native plant sales, grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage, and roads.

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

Prepayment and Restructure of Fixed-Rate Term Loans

In April 2021, the Company made a prepayment of $10,312,500 on the Met Fixed-Rate Term Loans and, effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which in aggregate, after the prepayment, had a balance of $70,000,000 to be interest only with a balloon payment to be paid at maturity, which is November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, has been adjusted to 3.85%. As part of this modification, the Company will no longer have the prepayment option previously allowed under the arrangement.

Sale and Purchase of Land

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of Alico Ranch for approximately $14,445,000, pursuant to an option agreement entered into between the State of Florida and Alico on December 15, 2020. This is the third sales transaction we have completed with the State of Florida within the last three years, aggregating over 22,000 acres.  Alico used a majority of the net sales proceeds to prepay a portion of its fixed-rate term debt.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of $18,230,000. This acquisition allows the Company to add additional scale to its existing 45,000 gross acres of citrus properties. Strategically, with these acquired groves neighboring existing Alico groves, Alico believes that this acquisition will help Alico with its operation as a low-cost, high producing citrus grower.

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000 and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the program. In the six months ended March 31, 2021, the Company received approximately $4,299,000, representing reimbursement under Part 3 of the program. The remaining portion of the funds that are due to Alico under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company, which is estimated to be approximately $2,000,000 million and is expected to be received in part in fiscal 2021 and the remaining portion in fiscal 2022.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Alico Citrus	$55,268	$49,801	$5,467	11.0%	$68,194	$59,976	$8,218	13.7%
Land Management and Other Operations	676	714	(38)	(5.3)%	1,482	1,544	(62)	(4.0)%
Total operating revenues	55,944	50,515	5,429	10.7%	69,676	61,520	8,156	13.3%

Gross profit:
Alico Citrus	9,750	6,283	3,467	55.2%	14,529	11,618	2,911	25.1%
Land Management and Other Operations	476	334	142	42.5%	1,094	613	481	78.5%
Total gross profit	10,226	6,617	3,609	54.5%	15,623	12,231	3,392	27.7%

General and administrative expenses	2,653	2,953	(300)	(10.2)%	5,181	5,713	(532)	(9.3)%
Income from operations	7,573	3,664	3,909	106.7%	10,442	6,518	3,924	60.2%
Total other (expense) income, net	(1,104)	1,398	(2,502)	NM	1,081	(197)	1,278	NM
Income before income taxes	6,469	5,062	1,407	27.8%	11,523	6,321	5,202	82.3%
Income tax provision	1,579	1,496	83	5.5%	2,829	1,857	972	52.3%
Net income	4,890	3,566	1,324	37.1%	8,694	4,464	4,230	94.8%
Net (income) loss attributable to noncontrolling interests	(23)	5	(28)	NM	18	(102)	120	NM
Net income attributable to Alico, Inc. common stockholders	$4,867	$3,571	$1,296	36.3%	$8,712	$4,362	$4,350	99.7%

NM - Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three and six months ended March 31, 2021 and 2020:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	Unit	%	2021	2020	Unit	%
Operating Revenues:
Early and Mid-Season	$21,749	$22,237	$(488)	(2.2)%	$31,064	$31,303	$(239)	(0.8)%
Valencias	28,014	25,810	2,204	8.5%	28,014	25,810	2,204	8.5%
Fresh Fruit	176	802	(626)	(78.1)%	585	1,537	(952)	(61.9)%
Purchase and Resale of Fruit	280	556	(276)	(49.6)%	337	603	(266)	(44.1)%
Grove Management Services	4,979	373	4,606	NM	8,071	678	7,393	NM
Other	70	23	47	NM	123	45	78	173.3%
Total	$55,268	$49,801	$5,467	11.0%	$68,194	$59,976	$8,218	13.7%
Boxes Harvested:
Early and Mid-Season	1,734	2,266	(532)	(23.5)%	2,519	3,146	(627)	(19.9)%
Valencias	2,043	2,260	(217)	(9.6)%	2,043	2,260	(217)	(9.6)%
Total Processed	3,777	4,526	(749)	(16.5)%	4,562	5,406	(844)	(15.6)%
Fresh Fruit	11	108	(97)	(89.8)%	59	203	(144)	(70.9)%
Total	3,788	4,634	(846)	(18.3)%	4,621	5,609	(988)	(17.6)%
Pound Solids Produced:
Early and Mid-Season	9,466	13,091	(3,625)	(27.7)%	13,598	17,947	(4,349)	(24.2)%
Valencias	11,670	13,661	(1,991)	(14.6)%	11,670	13,661	(1,991)	(14.6)%
Total	21,136	26,752	(5,616)	(21.0)%	25,268	31,608	(6,340)	(20.1)%
Pound Solids per Box:
Early and Mid-Season	5.46	5.78	(0.32)	(5.5)%	5.40	5.70	(0.30)	(5.3)%
Valencias	5.71	6.04	(0.33)	(5.5)%	5.71	6.04	(0.33)	(5.5)%
Average Price per Pound Solids:
Early and Mid-Season	$2.30	$1.70	$0.60	35.3%	$2.28	$1.74	$0.54	31.0%
Valencias	$2.40	$1.89	$0.51	27.0%	$2.40	$1.89	$0.51	27.0%
Price per Box:
Fresh Fruit	$16.00	$7.43	$8.57	115.3%	$9.92	$7.57	$2.35	31.0%
Operating Expenses:
Cost of Sales	$31,063	$30,747	$316	1.0%	$38,483	$37,374	$1,109	3.0%
Harvesting and Hauling	10,059	12,290	(2,231)	(18.2)%	12,138	14,755	(2,617)	(17.7)%
Purchase and Resale of Fruit	238	392	(154)	(39.3)%	288	424	(136)	(32.1)%
Grove Management Services	4,321	252	4,069	NM	7,055	435	6,620	NM
Other	(163)	(163)	—	—	(4,299)	(4,630)	331	(7.1)%
Total	$45,518	$43,518	$2,000	4.6%	$53,665	$48,358	$5,307	11.0%

NM - Not meaningful

The Company sells its Early and Mid-Season and Valencia oranges to processors that convert most of the citrus crop into orange juice. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. The Company’s fresh fruit is generally sold to packing houses that purchase the citrus on a per box basis. The Company also provides citrus grove caretaking and harvest and haul management services to third parties in which revenues are recorded, including a management fee. Other revenues consist of the purchase and reselling of fruit.

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

The increase in revenue for the three and six months ended March 31, 2021, compared to the three and six months ended March 31, 2020 was primarily due to an increase in the revenue generated from grove management services and the Valencia fruit harvested.

The Company generated greater revenue from its grove management services it provides to third parties. On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these citrus grove caretaking management services. For the three and six months ended March 31, 2021, under this agreement, the Company recorded approximately $4,685,000 and $7,554,000, respectively, of operating revenue relating to these grove management services, including the management fee.

The increase from the Valencia fruit harvest has been driven by an increase in the market price per pound solids as compared to the prior year. The increase in the price per pound solids is due to increased consumption of Not-from-Concentrate Orange Juice (“NFC”) as well as tighter supplies of citrus fruit from Florida, Brazil and Mexico, which has in turn led to reduced inventory levels. Largely offsetting this increase in pricing is fewer Valencia boxes being harvested as well as pound solids per box being lower for the three and six months ended March 31, 2021, compared to the three and six months ended March 31, 2020. While the Company has harvested a greater percentage of its Valencia crop through March 31, 2021, measured as a percentage of its estimated full year Valencia crop, as compared to the same period in the prior year, the Company, along with the Florida industry in general, is recording a smaller number of boxes harvested as a result of greater fruit drop rate during the current harvest season as compared to the previous year. In addition, the internal quality of the fruit was not as strong as in the previous year resulting in lower pound solids per box.

While the Early and Mid-Season revenue for the three and six months ended March 31, 2021 was consistent with the same periods in the prior year, the Company, similarly with the Valencia harvest, experienced a reduction in both processed boxes and pound solids per box as compared to the same period in the prior year. This reduction was offset by the increase in market price per pound solid.

The Company harvest season to date has not been impacted by the COVID-19 pandemic.

The USDA, in its April 9, 2021 Citrus Crop Forecast for the 2020-21 harvest season, indicated its expectation that the Florida orange crop will decrease from approximately 67,400,000 boxes for the 2019-20 crop year to approximately 51,700,000 boxes for the 2020-21 crop year, a decrease of approximately 23.3%. The Company, through its continued comprehensive grove management program, anticipates its decline in this current harvest season crop will be in the range of 15-20%.

The increase in operating expenses for the three and six months ended March 31, 2021, as compared to the three and six months ended March 31, 2020, primarily relates to grove management services it provides to third parties. As mentioned above, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under this agreement, for the three and six months ended March 31, 2021, the Company recorded approximately $4,150,000 and $6,781,000 of operating expenses relating to these grove management services. Additionally, the increase in operating expenses is attributable to the Company purchasing additional citrus acres in May and October 2020, which resulted in cost of sales relating to these groves in the current fiscal year. Partially offsetting these increases was a reduction in harvest and haul expenses attributable to a decrease in Early and Mid-season and Valencia boxes harvested.

As a result of a lower gross profit percentage generated from grove caretaking management services, as compared to citrus sales generated from groves, the overall gross profit percentage within the Alico Citrus segment will be lower in fiscal year 2021 and is expected to be lower in future fiscal years than prior to the execution of the above-mentioned new caretaking services agreement.

The credit amounts shown in “Other” in operating expenses above represents federal relief proceeds received under the CRBG program for the three and six months ended March 31, 2021 and 2020.

Land Management and Other Operations

The table below presents key operating measures for the three and six months ended March 31, 2021 and 2020:

(in thousands)

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue From:
Land and Other Leasing	$623	$679	$(56)	(8.2)%	$1,350	$1,342	$8	0.6%
Other	53	35	18	51.4%	132	202	(70)	(34.7)%
Total	$676	$714	$(38)	(5.3)%	$1,482	$1,544	$(62)	(4.0)%
Operating Expenses:
Land and Other Leasing	$196	$248	$(52)	(21.0)%	$380	$449	$(69)	(15.4)%
Water Conservation	—	130	(130)	(100.0)%	—	477	(477)	(100.0)%
Other	4	2	2	100.0%	8	5	3	60.0%
Total	$200	$380	$(180)	(47.4)%	$388	$931	$(543)	(58.3)%

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, is primarily due to a modification to a grazing lease whereby the ad valorem taxes due from the lessee were reduced as a result of the Company revising the grazing lease agreement due to the sale of certain ranch acres previously covered under the agreement. Partially offsetting this decrease were the additional revenues generated from the execution of an extension of one of Company’s cell tower leases pursuant to which the leasing rates were increased.

The decrease in revenues from Land Management and Other Operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily due to a reduction in the leased acreage relating to hunting leases. The reduction in the leased acreage was partially due to the sale of certain acres, which were previously included under these lease arrangements, thus resulting in fewer acres now being leased under these hunting leases.

The decrease in operating expenses from Land Management and Other Operations for the three and six months ended March 31, 2021, compared to the three and six months ended March 31, 2020, is primarily due to the Company no longer pursuing its dispersed water storage project and, therefore, incurring no water conservation expenses for the three and six months ended March 31, 2021. On September 10, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Since the acres involved in the sale would have been critical to its planned dispersed water storage project, the Company decided to no longer pursue permit approval activities for this particular project. Accordingly, the Company anticipates it will have no future expenses incurred relating to the dispersed water storage project. Additionally, the Company has seen a decrease in ad valorem taxes as a result of certain ranch land sales which have occurred over the last fiscal year.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were approximately $2,653,000, compared to approximately $2,953,000 for the three months ended March 31, 2020. The decrease was attributable in large part to a reduction in (i) stock compensation expense of approximately $250,000 pertaining to certain stock options that vested in January 2020, which in turn resulted in an acceleration of expense in that quarter, (ii) a reduction in legal fees of approximately $89,000 relating to SEC and other corporate matters and (ii) a reduction in pension expense related to the Company’s deferred retirement benefit plan of approximately $77,000 as a result of the Company terminating such plan and paying out each of the plan participants in August 2020 and, therefore, incurring no further pension costs subsequent to August 30, 2020. Partially offsetting this decrease was the Company incurring approximately $200,000 in corporate advisory fees in the three months ended March 31, 2021.

General and administrative expenses for the six months ended March 31, 2021 was approximately $5,181,000, compared to approximately $5,713,000 for the six months ended March 31, 2020. The decrease was attributable in large part to a reduction in (i) stock compensation expense of approximately $250,000 pertaining to certain stock options that vested in January 2020, which in turn resulted in an acceleration of expense in that quarter, (ii) a reduction in payroll expenses for the six months ended March 31, 2021 of approximately $160,000 relating to one of the senior managers resigning in December 2019 and (iii) a reduction in pension expense related to the Company’s deferred retirement benefit plan of approximately $166,000 as a result of the Company terminating such plan and paying out each of the plan participants in August 2020 and, therefore, incurring no further pension costs subsequent to August 30, 2020. Partially offsetting this decrease was the Company incurring approximately $200,000 in corporate advisory fees in the six months ended March 31, 2021.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2021 and 2020 was approximately $(1,104,000) and other income of approximately $1,398,000, respectively. The shift to other expense, net from other income, net is primarily due to the Company recognizing a gain on sale of real estate, property and equipment and assets held for sale of approximately $2,855,000 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company recorded a nominal loss on sale of real estate, property and equipment and assets held for sale. Additionally, a decrease in interest expense of approximately $363,000 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily result of the reduction of the Company’s long-term debt due to the making of mandatory principal payments.

Other income (expense), net for the six months ended March 31, 2021 and 2020 was approximately $1,081,000 and approximately $(197,000), respectively. The shift to other income, net from other expense, net is primarily due a decrease in interest expense of approximately $718,000 for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, resulting from the reduction of the Company’s long-term debt due to the making of mandatory principal payments. Additionally, in the six months ended March 31, 2021, the Company recorded gains on sale of real estate, property and equipment and assets held for sale of approximately $3,347,000 relating primarily to the sale of approximately 700 acres from the Alico Ranch to several third parties and the sale of mineral rights to a third party in the six months ended March 31, 2021. By comparison, for the six months ended March 31, 2020, the Company recognized a gain on sale of real estate, property and equipment and assets held for sale of approximately $2,863,000.

Income Taxes

The income tax provision was approximately $1,579,000 and $1,496,000 for the three months ended March 31, 2021 and 2020, respectively, and approximately $2,829,000 and $1,857,000 for the six months ended March 31, 2021 and 2020, respectively. The increase in the tax provision for the three months ended March 31, 2021 primarily resulted from the Company generating greater pre-tax income, compared to the three months ended March 31, 2020.  The increase in the tax provision for the six months ended March 31, 2021 primarily resulted from the Company generating greater pre-tax income, compared to the six months ended March 31, 2020. The Company anticipates it will have additional income taxes as a result of a sales transaction that closed in April 2021 and as a result of various other sales transactions which are anticipated to close prior to fiscal year end September 30, 2021.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico’s fiscal year produce most of the Company's annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2021	2020	Change
Cash and cash equivalents and restricted cash	$10,371	$19,687	$(9,316)
Total current assets	$54,906	$51,899	$3,007
Total current liabilities	$26,988	$21,158	$5,830
Working capital	$27,918	$30,741	$(2,823)
Total assets	$428,783	$423,937	$4,846
Principal amount of term loans and lines of credit	$142,874	$151,193	$(8,319)
Current ratio	2.03 to 1	2.45 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under the Company's lines of credit, coupled with reduced debt service as a result of recent paydowns and recent adjustments in loan terms on certain of the Company’s indebtedness, will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $69,764,000 is available for general use as of March 31, 2021, and a $25,000,000 revolving line of credit, all of which is available for general use as of March 31, 2021 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion can be expected to increase the available cash for the foreseeable future, with such increased available cash being opened up to other possible uses such as pay down of other indebtedness, citrus grove acquisition, share repurchases, and increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, pays down indebtedness, engages in share repurchases or pays increased dividends, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities or to pursue these other actions.

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

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the six months ended March 31, 2021 and 2020:

(in thousands)	Six Months Ended March 31,
	2021	2020	Change
Net income	$8,694	$4,464	$4,230
Depreciation, depletion, and amortization	7,708	7,199	509
Deferred income tax (benefit) expense	—	(827)	827
Gain on sale of real estate, property and equipment and assets held for sale	(3,347)	(2,863)	(484)
Impairment of right-of-use asset	—	87	(87)
Loss on disposal of long-lived assets	1,200	723	477
Stock-based compensation expense	630	790	(160)
Other	—	(36)	36
Change in working capital	10,741	2,151	8,590
Net cash provided by operating activities	$25,626	$11,688	$13,938

The increase in net cash provided by operating activities for the six months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in net income and an increase in working capital which was primarily driven by an increase in accounts payable. The increase in accounts payable relates to the timing and billing of fertilizer and chemical applications in the citrus groves.

Net Cash Used In Investing Activities

The following table details the items contributing to Net Cash Used In Investing Activities for the six months ended March 31, 2021 and 2020:

(in thousands)	Six Months Ended March 31,
	2021	2020	Change
Capital expenditures:
Citrus trees	$(9,064)	$(7,685)	$(1,379)
Land	(66)	(34)	(32)
Equipment and other	(1,206)	(2,241)	1,035
Total	(10,336)	(9,960)	(376)

Acquisition of citrus grove	(18,230)	—	(18,230)
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,442	2,994	448
Change in deposits on purchase of citrus trees	240	(57)	297
Advances on notes receivables, net	271	87	184
Other	15	(25)	40
Net cash used in investing activities	$(24,598)	$(6,961)	$(17,637)

The increase in the amount of net cash used in investing activities for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, was primarily due to the Company’s purchase of approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000.

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Financing Activities for the six months ended March 31, 2021 and 2020:

(in thousands)	Six Months Ended March 31,
	2021	2020	Change
Repayments on revolving lines of credit	$(45,247)	$(18,805)	$(26,442)
Borrowings on revolving lines of credit	42,305	85,519	(43,214)
Principal payments on term loans	(5,377)	(9,820)	4,443
Treasury stock purchases	—	(238)	238
Dividends paid	(2,025)	(1,120)	(905)
Deferred financing costs	—	(23)	23
Net cash (used in) provided by financing activities	$(10,344)	$55,513	$(65,857)

The shift from net cash provided by financing activities for the six months ended March 31, 2021 to cash used in financing activities for the six months ended March 31, 2020 is primarily due to the Company drawing down on its lines of credit during the six months ended March 31, 2020.  During March 2020, the Company drew down $70,000,000 as a precautionary measure to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak. Partially offsetting this shift was a prepayment of one of its long-term debt obligations in November 2019 in the amount of $4,455,000.

Alico had no amounts outstanding on its revolving lines of credit as of March 31, 2021.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of March 31, 2021, there was approximately $236,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2021, the Company had approximately $2,581,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the fiscal quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico's filing on Form 8-K dated January 15, 2021)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

May 5, 2021	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2021	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)