Form 10-Q
period 2021-06-30
ALICO, INC.
filed 2021-08-05
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

There were 7,526,004 shares of common stock outstanding at August 3, 2021.

ALICO, INC.

FORM 10-Q

For the three and nine months ended June 30, 2021 and 2020

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,410	$3,163
Accounts receivable, net	6,484	4,347
Inventories	31,564	40,855
Income tax receivable	—	781
Assets held for sale	944	1,366
Prepaid expenses and other current assets	1,516	1,387
Total current assets	71,918	51,899

Restricted cash	—	16,524
Property and equipment, net	370,138	350,061
Goodwill	2,246	2,246
Other non-current assets	2,765	3,207
Total assets	$447,067	$423,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,998	$3,533
Accrued liabilities	8,558	7,095
Long-term debt, current portion	8,355	9,145
Income taxes payable	7,081	—
Other current liabilities	885	1,385
Total current liabilities	32,877	21,158

Long-term debt:
Principal amount, net of current portion	123,080	139,106
Less: deferred financing costs, net	(1,027)	(1,151)
Long-term debt less current portion and deferred financing costs, net	122,053	137,955
Lines of credit	—	2,942
Deferred income tax liabilities, net	39,728	39,728
Other liabilities	312	372
Total liabilities	194,970	202,155
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,520,938 and 7,492,524 shares outstanding at June 30, 2021 and September 30, 2020, respectively	8,416	8,416
Additional paid in capital	19,862	19,685
Treasury stock, at cost, 895,207 and 923,621 shares held at June 30, 2021 and September 30, 2020, respectively	(30,004)	(30,779)
Retained earnings	248,386	219,019
Total Alico stockholders' equity	246,660	216,341
Noncontrolling interest	5,437	5,441
Total stockholders' equity	252,097	221,782
Total liabilities and stockholders' equity	$447,067	$423,937

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Alico Citrus	$34,262	$25,360	$102,456	$85,336
Land Management and Other Operations	626	762	2,108	2,306
Total operating revenues	34,888	26,122	104,564	87,642
Operating expenses:
Alico Citrus	26,156	19,508	79,821	67,866
Land Management and Other Operations	222	394	610	1,325
Total operating expenses	26,378	19,902	80,431	69,191
Gross profit	8,510	6,220	24,133	18,451
General and administrative expenses	1,911	2,556	7,092	8,269
Income from operations	6,599	3,664	17,041	10,182
Other income (expense), net:
Interest expense	(907)	(1,603)	(3,185)	(4,599)
Gain on sale of real estate, property and equipment and assets held for sale	30,288	154	33,635	3,017
Other income (expense), net	6	44	18	(20)
Total other income (expense), net	29,387	(1,405)	30,468	(1,602)
Income before income taxes	35,986	2,259	47,509	8,580
Income tax provision	8,853	171	11,682	2,028
Net income	27,133	2,088	35,827	6,552
Net (income) loss attributable to noncontrolling interests	(14)	8	4	(94)
Net income attributable to Alico, Inc. common stockholders	$27,119	$2,096	$35,831	$6,458
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$3.61	$0.28	$4.77	$0.86
Diluted	$3.61	$0.28	$4.77	$0.86
Weighted-average number of common shares outstanding:
Basic	7,521	7,486	7,512	7,481
Diluted	7,521	7,493	7,512	7,493

Cash dividends declared per common share	$0.50	$0.09	$0.86	$0.27

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2021

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at March 31, 2021	8,416	$8,416	$19,759	$(30,223)	$225,028	$222,980	$5,423	$228,403
Net income	—	—	—	—	27,119	27,119	14	27,133
Dividends ($0.50/share)	—	—	—	—	(3,761)	(3,761)	—	(3,761)
Stock-based compensation:
Directors	—	—	3	219	—	222	—	222
Executives and Managers	—	—	100	—	—	100	—	100
Balance at June 30, 2021	8,416	$8,416	$19,862	$(30,004)	$248,386	$246,660	$5,437	$252,097

For the Nine Months Ended June 30, 2021

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2020	8,416	$8,416	$19,685	$(30,779)	$219,019	$216,341	$5,441	$221,782
Net income (loss)	—	—	—	—	35,831	35,831	(4)	35,827
Dividends ($0.86/share)	—	—	—	—	(6,464)	(6,464)	—	(6,464)
Stock-based compensation:
Directors	—	—	47	619	—	666	—	666
Executives and Managers	—	—	130	156	—	286	—	286
Balance at June 30, 2021	8,416	$8,416	$19,862	$(30,004)	$248,386	$246,660	$5,437	$252,097

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at March 31, 2020	8,416	$8,416	$20,174	$(31,784)	$201,065	$197,871	$5,197	$203,068
Net income (loss)	—	—	—	—	2,096	2,096	(8)	2,088
Dividends ($0.09/share)	—	—	—	—	(673)	(673)	—	(673)
Stock-based compensation:
Directors	—	—	(70)	245	—	175	—	175
Executives and Managers	—	—	77	—	—	77	—	77
Balance at June 30, 2020	8,416	$8,416	$20,181	$(31,539)	$202,488	$199,546	$5,189	$204,735

For the Nine Months Ended June 30, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2019	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Net income	—	—	—	—	6,458	6,458	94	6,552
Dividends ($0.27/share)	—	—	—	—	(2,019)	(2,019)	—	(2,019)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Stock-based compensation:
Directors	—	—	(112)	642	—	530	—	530
Executives	—	—	512	—	—	512	—	512
Balance at June 30, 2020	8,416	$8,416	$20,181	$(31,539)	$202,488	$199,546	$5,189	$204,735

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2021	2020
Net cash provided by operating activities:
Net income	$35,827	$6,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	11,485	10,847
Deferred income tax benefit	—	(772)
Gain on sale of real estate, property and equipment and assets held for sale	(33,635)	(3,065)
Loss on disposal of long-lived assets	1,724	771
Impairment of right-of-use asset	—	87
Stock-based compensation expense	952	1,042
Other	—	15
Changes in operating assets and liabilities:
Accounts receivable	(2,137)	(196)
Inventories	9,291	10,890
Prepaid expenses	(474)	(758)
Income tax receivable	781	—
Other assets	431	—
Accounts payable and accrued liabilities	2,842	(1,852)
Income taxes payable	7,081	(2,734)
Other liabilities	(560)	294
Net cash provided by operating activities	33,608	21,121

Cash flows from investing activities:
Purchases of property and equipment	(15,760)	(17,007)
Acquisition of citrus grove	(18,230)	—
Acquisition of mineral rights	(453)	—
Net proceeds from sale of real estate, property and equipment and assets held for sale	34,901	3,322
Change in deposits on purchase of citrus trees	408	53
Advances on notes receivables, net	371	91
Other	14	(25)
Net cash provided by (used in) investing activities	1,251	(13,566)

Cash flows from financing activities:
Repayments on revolving lines of credit	(50,588)	(46,187)
Borrowings on revolving lines of credit	47,646	110,567
Principal payments on term loans	(16,816)	(12,509)
Treasury stock purchases	—	(238)
Dividends paid	(3,378)	(1,793)
Deferred financing costs	—	(23)
Net cash (used in) provided by financing activities	(23,136)	49,817

Net increase in cash and cash equivalents and restricted cash	11,723	57,372
Cash and cash equivalents and restricted cash at beginning of the period	19,687	23,838

Cash and cash equivalents and restricted cash at end of the period	$31,410	$81,210

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 84,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

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

Revenue Recognition

Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, revenues from grove management services, leasing revenue and other resource revenues. Most of the revenue is generated from the sale of citrus fruit to processing facilities, fresh fruit sales and grove management services. The Company recognizes revenue in the amount it expects it will be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and when the Company has a right to payment.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount, and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of June 30, 2021, and September 30, 2020, the Company had total receivables relating to sales of citrus of approximately $5,682,000 and $584,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2021 and 2020 are as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Alico Citrus
Early and Mid-Season	$461	$—	$31,525	$31,303
Valencias	27,900	24,250	55,914	50,060
Fresh Fruit	23	478	608	2,015
Grove Management Services	5,587	367	13,658	1,045
Other	291	265	751	913
Total	$34,262	$25,360	$102,456	$85,336

Land Management and Other Operations
Land and Other Leasing	$575	$711	$1,925	$2,053
Other	51	51	183	253
Total	$626	$762	$2,108	$2,306

Total Revenues	$34,888	$26,122	$104,564	$87,642

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net income of approximately $29,000, and a net loss of approximately $16,000 for the three months ended June 30, 2021 and 2020, respectively, and had a net loss of approximately $8,000 and net income of approximately $192,000 for the nine months ended June 30, 2021 and 2020, respectively, of which 51% is attributable to the Company. The net income for the nine months ended June 30, 2020 was the result of reimbursements received under the federal relief program relating to Hurricane Irma of approximately $493,000.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. LIBOR is scheduled to cease in June 2023, and the Company will need to modify its loan agreements to replace LIBOR with an alternative interest rate. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard and the impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 became effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies those receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The Company adopted ASU 2018-19 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of US GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2. Inventories

Inventories consist of the following at June 30, 2021 and September 30, 2020:

(in thousands)	June 30,	September 30,
	2021	2020
Unharvested fruit crop on the trees	$30,823	$40,265
Other	741	590
Total inventories	$31,564	$40,855

The Company records its inventory at the lower of cost or net realizable value. For the nine months ended June 30, 2021 and the fiscal year ended September 30, 2020, the Company did not record any adjustments to reduce inventory to net realizable value.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. For the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000, which was received during the nine months ended June 30, 2020, and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the program. In the nine months ended June 30, 2021, the Company received approximately $4,299,000, representing reimbursement under Part 3 of the program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2021 and September 30, 2020:

(in thousands)	Carrying Value
	June 30,	September 30,
	2021	2020
East and West Ranch (land, buildings, and equipment)	$944	$1,366
Total Assets Held for Sale	$944	$1,366

On June 3, 2021, the Company sold approximately 11,700 acres of the Alico ranch, which were encumbered by an easement, to a third-party for approximately $12,219,000. The Company recognized a gain of approximately $11,351,000. In 2013, these acres were enrolled in the Wetlands Reserve Program (“WRP”), which calls for the restoration and maintenance of the property for the duration of the WRP easement.  As part of that enrollment in 2013, Alico received approximately $1,800 per acre.

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of the Alico ranch for approximately $14,445,000 pursuant to an option agreement entered between the State of Florida and the Company. The Company recognized a gain of approximately $13,921,000.

Additionally, during the third quarter of fiscal 2021, the Company sold an aggregate of approximately 1,160 acres of the Alico Ranch to various third parties for approximately $5,361,000 and recognized a gain of approximately $5,027,000. One of these sales transactions, consisting of approximately 97 acres, was sold to an employee of the Company for approximately $392,000.

On December 18, 2020, the Company sold approximately 600 acres of the East Ranch for approximately $2,630,000 and recognized a gain of approximately $2,550,000. The Company also sold several smaller parcels of the East Ranch during the nine months ended June 30, 2021, which generated a gain of approximately $504,000.

On September 10, 2020, the State of Florida purchased, under the Florida Forever program, approximately 10,700 acres of the Alico Ranch for approximately $28,500,000 pursuant to an option agreement between the State of Florida and the Company. The Company recognized a gain of approximately $27,470,000. The Company subsequently used a portion of the net cash proceeds to purchase a like-kind asset in October 2020, which allowed the Company to defer a portion of the tax impact of the gain on sale of the ranch land (see Note 4. Property and Equipment, Net).

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,980,000 and realized a gain of approximately $2,748,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which has allowed the Company to defer substantially all of the tax impact of the gain on sale of this ranch land.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2021 and September 30, 2020:

(in thousands)	June 30,	September 30,
	2021	2020
Citrus trees	$316,394	$296,012
Equipment and other facilities	55,305	55,593
Buildings and improvements	7,356	8,128
Total depreciable properties	379,055	359,733
Less: accumulated depreciation and depletion	(122,640)	(115,440)
Net depreciable properties	256,415	244,293
Land and land improvements	113,723	105,768
Property and equipment, net	$370,138	$350,061

For the nine months ended June 30, 2021, the Company did not record any impairments and for the fiscal year ended September 30, 2020, the Company recorded approximately $598,000 of impairments.

On October 30, 2020, the Company purchased approximately 3,280 gross citrus acres located in Hendry County for a purchase price of approximately $18,230,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in Hendry County. This purchase was part of a like-kind exchange transaction, which allowed the Company to defer taxes relating to the sale of certain sections of the West Ranch.

On June 1, 2020, the Company sold approximately 30 ranch acres to an employee for approximately $122,000 and recognized a gain of approximately $83,000.

On May 4, 2020, the Company purchased approximately 334 gross citrus acres for approximately $2,850,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in the Frostproof area. This purchase was also part of a like-kind exchange transaction, which allowed the Company to defer taxes relating to the sale of certain sections of the East Ranch.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$548	$83,438	$621
Met Variable-Rate Term Loans	38,813	252	40,969	286
Met Citree Term Loan	4,325	33	4,512	36
Pru Loans A & B	14,227	194	15,097	207
Pru Loan E	4,070	—	4,235	1
	131,435	1,027	148,251	1,151
Less current portion	8,355	—	9,145	—
Long-term debt	$123,080	$1,027	$139,106	$1,151

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization, at June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$130	$—	$141
WCLC	—	—	2,942	—
Lines of Credit	$—	$130	$2,942	$141

Future maturities of long-term debt at June 30, 2021 are as follows:

(in thousands)
June 30, 2021
Due within one year	$8,355
Due between one and two years	4,285
Due between two and three years	4,285
Due between three and four years	4,285
Due between four and five years	4,285
Due beyond five years	105,940

Total future maturities	$131,435

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$907	$1,603	$3,185	$4,599
Interest capitalized	389	320	1,050	892
Total	$1,296	$1,923	$4,235	$5,491

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

The term loans and RLOC are secured by real property. The security for the term loans and RLOC initially consisted of approximately 38,200 gross acres of citrus groves and 5,800 gross acres of ranch land. In April 2021, the 5,800 gross acres of ranch land was released as security against the term loans and RLOC and only the 38,200 gross acres of citrus groves remain as security for the term loans and RLOC. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

Initially, the Met Fixed-Rate Term Loans, were subject to quarterly principal payments of $1,562,500, and bore interest at 4.15% per annum.  Effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which, in the aggregate after the prepayment of $10,312,500 made in April 2021, have a balance of $70,000,000 to be interest only with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, has been adjusted to 3.85%. As part of this modification, the Company no longer has the prepayment option previously allowed under the arrangement.

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $718,750 and bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019 or at May 1, 2021. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 1.84% per annum and 1.91% per annum as of June 30, 2021 and September 30, 2020, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019 or at May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.84% and 1.91% per annum as of June 30, 2021 and September 30, 2020, respectively. Availability under the RLOC was $25,000,000 as of June 30, 2021 and September 30, 2020, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one-month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.85% and 1.90% per annum as of June 30, 2021 and September 30, 2020, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of June 30, 2021, there was approximately $236,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There were no amounts outstanding on the WCLC at June 30, 2021 and approximately $2,942,000 outstanding on the WCLC as of September 30, 2020. Availability under the WCLC was approximately $69,764,000 and $66,659,000 as of June 30, 2021 and September 30, 2020, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. All costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $930,000 and approximately $1,048,000 at June 30, 2021 and September 30, 2020, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $169,730,000 for the year ended September 30, 2020, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2021, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At June 30, 2021 and September 30, 2020, there was an outstanding balance of $4,325,000 and $4,512,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $33,000 and $36,000 at June 30, 2021 and September 30, 2020, respectively.

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

The Company is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, the Company has debt instruments in place that reference one-month and three-month LIBOR-based rates. The transition from LIBOR, as mentioned above is estimated to take place in fiscal 2023 and management will continue to actively assess the related opportunities and risks involved in this transition.

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan (“Pru Loan E” and “Pru Loan F”) was in the original amount of $5,500,000 with principal of $55,000 per loan being payable quarterly, together with accrued interest.  In November 2019, the Company prepaid Pru Loan F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments on its Pru Loans was reduced by $220,000 per annum. Pru Loan E, which matures September 1, 2021, bears interest at 3.85% per annum. The interest rate on Pru Loan E is subject to adjustment on September 1, 2019 and every year thereafter until maturity. No adjustment was made at September 1, 2019 or at September 1, 2020. This loan is collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida.

The remaining Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2021.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $194,000 and $208,000 at June 30, 2021 and September 30, 2020, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2021 and September 30, 2020:

(in thousands)	June 30,	September 30,
	2021	2020
Ad valorem taxes	$1,361	$2,057
Accrued interest	887	1,020
Accrued employee wages and benefits	1,838	2,214
Accrued dividends	3,760	674
Consulting and separation charges	—	146
Accrued insurance	280	636
Other accrued liabilities	432	348
Total accrued liabilities	$8,558	$7,095

Note 7. Income Taxes

In October 2019, the Internal Revenue Service concluded its audit of the September 30, 2015 tax year with no changes. The Federal and state filings remain subject to examination by tax authorities for tax periods ending after September 30, 2017.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense, and accelerated the timeframe for refunds of AMT credit carryovers. From a federal tax reporting standpoint, the Company had a federal tax net operating loss (“NOL”) in the amount of $2,390,415 for the fiscal year ended September 30, 2020 and plans to carry back the NOL pursuant to the provisions of the CARES Act.

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

For the three and nine months ended June 30, 2021 and 2020, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Alico, Inc. common stockholders	$27,119	$2,096	$35,831	$6,458

Weighted average number of common shares outstanding - basic	7,521	7,486	7,512	7,481
Dilutive effect of equity-based awards	—	7	—	12
Weighted average number of common shares outstanding - diluted	7,521	7,493	7,512	7,493

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$3.61	$0.28	$4.77	$0.86
Diluted	$3.61	$0.28	$4.77	$0.86

For the three and nine months ended June 30, 2021, the equity awards had no dilutive or anti-dilutive impact on the earnings per common share. For the three and nine months ended June 30, 2020, there were anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Alico Citrus	$34,262	$25,360	$102,456	$85,336
Land Management and Other Operations	626	762	2,108	2,306
Total revenues	34,888	26,122	104,564	87,642

Operating expenses:
Alico Citrus	26,156	19,508	79,821	67,866
Land Management and Other Operations	222	394	610	1,325
Total operating expenses	26,378	19,902	80,431	69,191

Gross profit:
Alico Citrus	8,106	5,852	22,635	17,470
Land Management and Other Operations	404	368	1,498	981
Total gross profit	$8,510	$6,220	$24,133	$18,451

Depreciation, depletion and amortization:
Alico Citrus	$3,632	$3,468	$11,025	$10,321
Land Management and Other Operations	34	51	115	143
Other Depreciation, Depletion and Amortization	111	129	345	383
Total depreciation, depletion, and amortization	$3,777	$3,648	$11,485	$10,847

(in thousands)	June 30,	September 30,
	2021	2020
Assets:
Alico Citrus	$431,523	$406,763
Land Management and Other Operations	14,120	15,367
Other Corporate Assets	1,424	1,807
Total Assets	$447,067	$423,937

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

No lease costs associated with finance leases and sale-leaseback transactions have been incurred and the Company’s lease income associated with lessor and sublease arrangements are not material to the Company’s Condensed Consolidated Financial Statements.

Operating leases cost components are reported in the Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease components	2021	2020	2021	2020
Operating leases costs recorded in General and Administrative expenses	$128	$42	$392	$146
Operating lease right-of-use asset impairment recorded in Other expenses	$—	$—	$—	$87

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2021
Weighted-average remaining lease term	0.88 years
Weighted-average discount rate	3.20%

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $222,000 and $666,000 for the three and nine months ended June 30, 2021, respectively, and approximately $175,000 and $530,000 for the three and nine months ended June 30, 2020, respectively.

Restricted Stock

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock (“Restricted Stock”) to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

Stock compensation expense related to the Restricted Stock of approximately $40,000 and $105,000 for the three and nine months ended June 30, 2021, respectively, and approximately $17,000 and $69,000 for the three and nine months ended June 30, 2020, respectively. There was approximately $79,000 and $0 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2021 and September 30, 2020, respectively.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022, then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the nine months ended June 30, 2021, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants vested at June 30, 2021.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $40.00 per share for twenty consecutive days; accordingly, none of the 2019 Option Grants are vested at June 30, 2021.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the nine months ended June 30, 2021, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional stock options of Mr. Kiernan's 2018 Option Grants vested at June 30, 2021. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited, vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, and as noted below, such Option Grants issued to Mr. Trafelet have subsequently all been forfeited.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016.  The option price was set at $27.15, the closing price on December 31, 2016.  The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $75.00; (iii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $90.00; and (iv) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $60.00 per share for twenty consecutive days; accordingly, none of the 2016 Option Grants are vested at June 30, 2021. All the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

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

Stock compensation expense related to the options of approximately $60,000 and $181,000 was recognized for the three and nine months ended June 30, 2021, respectively, and approximately $60,000 and $443,000 was recognized for the three and nine months ended June 30, 2020, respectively. At June 30, 2021 and September 30, 2020, there was approximately $195,000 and $376,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.97 years.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted or exercised for the nine months ended June 30, 2021.

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

The following table illustrates the Company’s treasury stock activity for the nine months ended June 30, 2021:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2020	923,621	$30,779
Issued to employees and directors	(28,414)	(775)
Balance as of June 30, 2021	895,207	$30,004

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $236,000 and $399,000 at June 30, 2021 and September 30, 2020, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2021, the Company had approximately $2,110,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

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

Remy W. Trafelet

On February 11, 2019, as contemplated by a settlement agreement between the Company, certain members of the Board of Directors, Mr. Trafelet, and certain third parties affiliated with Mr. Trafelet (the “Alico Settlement Agreement”) Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Alico Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet would make himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant received an annual consulting fee of $400,000. As of June 30, 2021, the Company has paid $800,000 in consulting fees and no further payments are due under this Consulting Agreement.

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

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent significantly increased dividend amounts, is continued; whether the Company’s cash flow can support and sustain the Company’s dividend policy, including any future increases in dividend amounts; the impact on the trading price of the Company’s common stock as a result of an expressed desire of certain of our shareholders to liquidate their shareholdings and sales of common stock and other future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments and all its operating revenues are generated in the United States. For the three and nine months ended June 30, 2021, the Company generated operating revenues of approximately $34,888,000 and $104,564,000, respectively, income from operations of approximately $6,599,000 and $17,041,000, respectively, and net income attributable to common stockholders of approximately $27,119,000 and $35,831,000, respectively. Net cash provided by operating activities was approximately $33,608,000 for the nine months ended June 30, 2021.

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

Prepayment and Restructure of Fixed-Rate Term Loans

In April 2021, the Company made a prepayment of $10,312,500 on the Met Fixed-Rate Term Loans and, effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which in the aggregate, after the prepayment, had a balance of $70,000,000 to be interest only with a balloon payment to be paid at maturity, which is November 1, 2029. As part of this modification, the interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, has been adjusted to 3.85% and the Company will no longer have the prepayment option previously allowed under the arrangement.

Sale and Purchase of Land

On June 3, 2021, the Company sold approximately 11,700 acres, which were encumbered by an easement, to a third-party for approximately $12,219,000.  In 2013, these acres were enrolled in the Wetlands Reserve Program (“WRP”), which calls for the restoration and maintenance of the property for the duration of the WRP easement.  As part of that enrollment in 2013, Alico received approximately $1,800 per acre.

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of Alico Ranch for approximately $14,445,000, pursuant to an option agreement between the State of Florida and Alico on December 15, 2020. This is the third sales transaction we have completed with the State of Florida within the last three years, aggregating over 22,000 acres.  Alico used most of the net sales proceeds to prepay a portion of its fixed-rate term debt.

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

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000 and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the program. In the nine months ended June 30, 2021, the Company received approximately $4,299,000, representing reimbursement under Part 3 of the program. The remaining portion of the funds that are due to Alico under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company, which is estimated to be approximately $2,000,000 and is expected to be received in part in fiscal 2022 and the remaining portion in fiscal 2023.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020:

(in thousands)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Alico Citrus	$34,262	$25,360	$8,902	35.1%	$102,456	$85,336	$17,120	20.1%
Land Management and Other Operations	626	762	(136)	(17.8)%	2,108	2,306	(198)	(8.6)%
Total operating revenues	34,888	26,122	8,766	33.6%	104,564	87,642	16,922	19.3%

Gross profit:
Alico Citrus	8,106	5,852	2,254	38.5%	22,635	17,470	5,165	29.6%
Land Management and Other Operations	404	368	36	9.8%	1,498	981	517	52.7%
Total gross profit	8,510	6,220	2,290	36.8%	24,133	18,451	5,682	30.8%

General and administrative expenses	1,911	2,556	(645)	(25.2)%	7,092	8,269	(1,177)	(14.2)%
Income from operations	6,599	3,664	2,935	80.1%	17,041	10,182	6,859	67.4%
Total other income (expense), net	29,387	(1,405)	30,792	NM	30,468	(1,602)	32,070	NM
Income before income taxes	35,986	2,259	33,727	NM	47,509	8,580	38,929	NM
Income tax provision	8,853	171	8,682	NM	11,682	2,028	9,654	NM
Net income	27,133	2,088	25,045	NM	35,827	6,552	29,275	NM
Net (income) loss attributable to noncontrolling interests	(14)	8	(22)	NM	4	(94)	98	NM
Net income attributable to Alico, Inc. common stockholders	$27,119	$2,096	$25,023	NM	$35,831	$6,458	$29,373	NM

NM - Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three and nine months ended June 30, 2021 and 2020:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Unit	%	2021	2020	Unit	%
Operating Revenues:
Early and Mid-Season	$461	$—	$461	NM	$31,525	$31,303	$222	0.7%
Valencias	27,900	24,250	3,650	15.1%	55,914	50,060	5,854	11.7%
Fresh Fruit	23	478	(455)	(95.2)%	608	2,015	(1,407)	(69.8)%
Purchase and Resale of Fruit	286	247	39	15.8%	623	850	(227)	(26.7)%
Grove Management Services	5,587	367	5,220	NM	13,658	1,045	12,613	NM
Other	5	18	(13)	(72.2)%	128	63	65	103.2%
Total	$34,262	$25,360	$8,902	35.1%	$102,456	$85,336	$17,120	20.1%
Boxes Harvested:
Early and Mid-Season	—	—	—	—	2,519	3,146	(627)	(19.9)%
Valencias	1,736	1,905	(169)	(8.9)%	3,779	4,165	(386)	(9.3)%
Total Processed	1,736	1,905	(169)	(8.9)%	6,298	7,311	(1,013)	(13.9)%
Fresh Fruit	2	44	(42)	(95.5)%	61	247	(186)	(75.3)%
Total	1,738	1,949	(211)	(10.8)%	6,359	7,558	(1,199)	(15.9)%
Pound Solids Produced:
Early and Mid-Season	—	—	—	—	13,598	17,947	(4,349)	(24.2)%
Valencias	10,372	11,970	(1,598)	(13.4)%	22,042	25,631	(3,589)	(14.0)%
Total	10,372	11,970	(1,598)	(13.4)%	35,640	43,578	(7,938)	(18.2)%
Pound Solids per Box:
Early and Mid-Season	—	—	—	—	5.40	5.70	(0.30)	(5.3)%
Valencias	5.97	6.28	(0.31)	(4.9)%	5.83	6.15	(0.32)	(5.2)%
Average Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	—	$2.32	$1.74	$0.58	33.3%
Valencias	$2.69	$2.03	$0.66	32.5%	$2.54	$1.95	$0.59	30.3%
Price per Box:
Fresh Fruit	$11.50	$10.86	$0.64	5.9%	$9.97	$8.16	$1.81	22.2%
Operating Expenses:
Cost of Sales	$16,183	$13,926	$2,257	16.2%	$54,665	$51,300	$3,365	6.6%
Harvesting and Hauling	4,784	5,118	(334)	(6.5)%	16,922	19,873	(2,951)	(14.8)%
Purchase and Resale of Fruit	239	169	70	41.4%	527	593	(66)	(11.1)%
Grove Management Services	4,950	245	4,705	NM	12,006	680	11,326	NM
Other	—	50	(50)	(100.0)%	(4,299)	(4,580)	281	(6.1)%
Total	$26,156	$19,508	$6,648	34.1%	$79,821	$67,866	$11,955	17.6%

NM - Not meaningful

Alico's operating expenses consist primarily of cost of sales, harvesting and hauling costs and grove management service costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Grove management services include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of reselling of third-party fruit.

The increase in revenue for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020 was primarily due to an increase in the revenue generated from grove management services and the Valencia fruit harvested.

The Company generated greater revenue from its grove management services it provides to third parties. On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these citrus grove caretaking management services. For the three and nine months ended June 30, 2021, under this agreement, the Company recorded approximately $5,114,000 and $12,668,000, respectively, of operating revenue relating to these grove management services, including the management fee.

The increase from the Valencia fruit harvest was driven by an increase in the market price per pound solids as compared to the prior year. The increase in the price per pound solids was due to increased consumption of Not-from-Concentrate Orange Juice (“NFC”) as well as tighter supplies of citrus fruit from Florida, Brazil and Mexico, which, in turn, led to reduced inventory levels. Largely offsetting this increase in pricing was the effect of fewer Valencia boxes being harvested and lower pound solids per box for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020. The Company, along with the Florida industry in general, recorded a smaller number of boxes harvested as a result of greater fruit drop rate during the current harvest season as compared to the previous year. In addition, the internal quality of the fruit was not as strong as in the previous year resulting in lower pound solids per box.

While the Early and Mid-Season revenue for the nine months ended June 30, 2021 was consistent with the same periods in the prior year, the Company, similarly with the Valencia harvest, experienced a reduction in both processed boxes and pound solids per box as compared to the same period in the prior year. This reduction was offset by the increase in market price per pound solids.

The Company harvest season to date has not been impacted by the COVID-19 pandemic.

The USDA, in its July 12, 2021 Citrus Crop Forecast for the 2020-21 harvest season, indicated that the Florida orange crop will decrease from approximately 67,400,000 boxes for the 2019-20 crop year to approximately 52,800,000 boxes for the 2020-21 crop year, a decrease of approximately 21.7%. The Company, through its continued comprehensive grove management program, experienced a decline in this current harvest season crop of 15.9%.

The increase in operating expenses for the three and nine months ended June 30, 2021, as compared to the three and nine months ended June 30, 2020, primarily relates to grove management services it provides to third parties. As mentioned above, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under this agreement, for the three and nine months ended June 30, 2021, the Company recorded approximately $4,545,000 and $11,326,000 of operating expenses relating to these grove management services. Additionally, the increase in operating expenses is attributable to the Company purchasing additional citrus acres in May and October 2020, which resulted in cost of sales relating to these groves in the current fiscal year. Partially offsetting these increases was a reduction in harvest and haul expenses attributable to a decrease in Early and Mid-season and Valencia boxes harvested.

As a result of a lower gross profit percentage generated from grove caretaking management services, as compared to citrus sales generated from groves, the overall gross profit percentage within the Alico Citrus segment will be lower in fiscal year 2021 and is expected to be lower in future fiscal years than prior to the execution of the above-mentioned new caretaking services agreement.

The credit amounts shown in “Other” in operating expenses above, for the most part, represent federal relief proceeds received under the CRBG program for the nine months ended June 30, 2021 and 2020.

Land Management and Other Operations

The table below presents key operating measures for the three and nine months ended June 30, 2021 and 2020:

(in thousands)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue From:
Land and Other Leasing	$575	$711	$(136)	(19.1)%	$1,925	$2,053	$(128)	(6.2)%
Other	51	51	—	—	183	253	(70)	(27.7)%
Total	$626	$762	$(136)	(17.8)%	$2,108	$2,306	$(198)	(8.6)%
Operating Expenses:
Land and Other Leasing	$214	$241	$(27)	(11.2)%	$594	$690	$(96)	(13.9)%
Water Conservation	—	153	(153)	(100.0)%	—	630	(630)	(100.0)%
Other	8	—	8	NM	16	5	11	NM
Total	$222	$394	$(172)	(43.7)%	$610	$1,325	$(715)	(54.0)%

NM - Not meaningful

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the three and nine months ended June 30, 2021, as compared to the three and nine months ended June 30, 2020, is primarily due to a reduction in the leased acreage relating to grazing and hunting leases. The reduction in the leased acreage was primarily due to the sale of certain acres, which were previously included under these lease arrangements, thus resulting in fewer acres now being leased under these grazing and hunting leases. Additionally, for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, the Company realized a reduction in revenues due to a modification to a grazing lease whereby the ad valorem taxes due from the lessee were reduced as a result of the Company revising the grazing lease agreement due to the sale of certain ranch acres previously covered under the agreement.

The decrease in operating expenses from Land Management and Other Operations for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020, is primarily due to the Company no longer pursuing its dispersed water storage project and, therefore, incurring no water conservation expenses for the three and nine months ended June 30, 2021. On September 10, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Since the acres involved in that sale was critical to its planned dispersed water storage project, the Company abandoned the related permit approval activities. Accordingly, the Company anticipates it will have no future expenses incurred relating to the dispersed water storage project. Additionally, the Company has seen a decrease in ad valorem taxes due to certain ranch land sales.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were approximately $1,911,000, compared to approximately $2,556,000 for the three months ended June 30, 2020. The decrease was attributable in large part to a reduction in legal expense resulting from the receipt of insurance proceeds for the reimbursement of legal fees in the amount of approximately $658,000 during the quarter ended June 30, 2021 relating to corporate legal matters.

General and administrative expenses for the nine months ended June 30, 2021 was approximately $7,092,000, compared to approximately $8,269,000 for the nine months ended June 30, 2020. The decrease was attributable in large part to a reduction in (i) legal expense resulting from the receipt of insurance proceeds for the reimbursement of legal fees in the amount of approximately $658,000 during the quarter ended June 30, 2021 relating to corporate legal matters, (ii) stock compensation expense of approximately $250,000 pertaining to certain stock options that vested in January 2020, which in turn resulted in an acceleration of expense in that quarter, (iii) a reduction in payroll expenses for the nine months ended June 30, 2021 of approximately $160,000 relating to the resignation of a senior manager in December 2019, and (iv) a reduction in pension expense related to the Company’s deferred retirement benefit plan of approximately $215,000 as a result of the Company terminating such plan and paying out each of the plan participants in August 2020 and, therefore, incurring no further pension costs subsequent to August 30, 2020. Partially offsetting this decrease was the Company incurring approximately $200,000 in corporate advisory fees in the nine months ended June 30, 2021.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2021 and 2020 was approximately $29,387,000 and approximately ($1,405,000), respectively. The shift to other income, net from other expense, net is primarily due to the Company recognizing a significant gain on sales of real estate, property and equipment and assets held for sale of approximately $30,288,000 for the three months ended June 30, 2021. For the three months ended June 30, 2020, the Company recorded a nominal gain on sale of real estate, property and equipment and assets held for sale. Additionally, a decrease in interest expense of approximately $696,000 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to the reduction of the Company’s long-term debt from making of mandatory principal payments and certain prepayments. In addition, the Company maintained lower balances on its WLOC’s and RLOC’s, which also resulted in reduced interest expense.

Other income (expense), net for the nine months ended June 30, 2021 and 2020 was approximately $30,468,000 and approximately $(1,602,000), respectively. The shift to other income, net from other expense, net is primarily due to the Company recognizing a significant gain on sales of real estate, property and equipment and assets held for sale. In the nine months ended June 30, 2021, the Company recorded gains on sale of real estate, property and equipment and assets held for sale of approximately $33,635,000 relating primarily to the sale of approximately 18,500 acres from the Alico Ranch to several third parties. By comparison, for the nine months ended June 30, 2020, the Company recognized a gain on sale of real estate, property and equipment and assets held for sale of approximately $3,017,000.  Additionally, a decrease in interest expense of approximately $1,414,000 for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, resulted from the reduction of the Company’s long-term debt due to the making of mandatory principal payments. In addition, the Company maintained lower balances on its WLOC’s and RLOC’s, which also resulted in reduced interest expense.

Income Taxes

The income tax provision was approximately $8,853,000 and $171,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $11,682,000 and $2,028,000 for the nine months ended June 30, 2021 and 2020, respectively. The increase in the tax provision for the three and nine months ended June 30, 2021 primarily resulted from the Company generating greater income before income taxes, compared to the three and nine months ended June 30, 2020, as a result of recording significant gains on sales of real estate, property and equipment and assets held for sale.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2021	2020	Change
Cash and cash equivalents and restricted cash	$31,410	$19,687	$11,723
Total current assets	$71,918	$51,899	$20,019
Total current liabilities	$32,877	$21,158	$11,719
Working capital	$39,041	$30,741	$8,300
Total assets	$447,067	$423,937	$23,130
Principal amount of term loans and lines of credit	$131,435	$151,193	$(19,758)
Current ratio	2.19 to 1	2.45 to 1

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under the Company's lines of credit, coupled with reduced debt service as a result of recent paydowns and recent adjustments in loan terms on certain of the Company’s indebtedness, will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. Alico has a $70,000,000 working capital line of credit, of which approximately $69,764,000 is available for general use as of June 30, 2021, and a $25,000,000 revolving line of credit, all of which is available for general use as of June 30, 2021 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion can be expected to increase the available cash for the foreseeable future, with such increased available cash being opened up to other possible uses such as pay down of other indebtedness, citrus grove acquisition, share repurchases, and increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, pays down indebtedness, engages in share repurchases or pays increased dividends, it could have a material adverse impact on its cash balances and may need to finance such activities by drawing down monies under its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could impact Alico's ability to pursue different growth and other corporate opportunities or to pursue these other actions.

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

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided by Operating Activities for the nine months ended June 30, 2021 and 2020:

(in thousands)	Nine Months Ended June 30,
	2021	2020	Change
Net income	$35,827	$6,552	$29,275
Depreciation, depletion, and amortization	11,485	10,847	638
Deferred income tax (benefit)	—	(772)	772
Gain on sale of real estate, property and equipment and assets held for sale	(33,635)	(3,065)	(30,570)
Loss on disposal of long-lived assets	1,724	771	953
Impairment of right-of-use asset	—	87	(87)
Stock-based compensation expense	952	1,042	(90)
Other	—	15	(15)
Change in working capital	17,255	5,644	11,611
Net cash provided by operating activities	$33,608	$21,121	$12,487

The increase in net cash provided by operating activities for the nine months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in net income and an increase in working capital which was primarily driven by an increase in accounts payable and income taxes payable. The increase in accounts payable relates to the timing and billing of fertilizer and chemical applications in the citrus groves and the increase in income taxes payable is due to the increased net income. Offsetting a significant portion of this increase was the amount of gain on sale of real estate, property and equipment and assets held for sale being significantly greater in the nine months ended June 30, 2021 as compared to the same period in the prior year.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the nine months ended June 30, 2021 and 2020:

(in thousands)	Nine Months Ended June 30,
	2021	2020	Change
Capital expenditures:
Citrus trees	$(13,783)	$(13,865)	$82
Land	(217)	(832)	615
Equipment and other	(1,760)	(2,310)	550
Total	(15,760)	(17,007)	1,247

Acquisition of citrus grove	(18,230)	—	(18,230)
Acquisition of mineral rights	(453)	—	(453)
Net proceeds from sale of real estate, property and equipment and assets held for sale	34,901	3,322	31,579
Change in deposits on purchase of citrus trees	408	53	355
Advances on notes receivables, net	371	91	280
Other	14	(25)	39
Net cash provided by (used in) investing activities	$1,251	$(13,566)	$14,817

The shift from net cash used in investing activities for the nine months ended June 30, 2020 to cash provided by investing activities for the nine months ended June 30, 2021 is in large part due to the net proceeds received for the sale of real estate, property and equipment and assets held for sale being significantly greater in the nine months ended June 30, 2021 as compared to the same period in the prior year.  During the nine months ended June 30, 2021, the Company has sold approximately 18,500 acres of Ranch land to various third parties and only had minimal number of acres sold in the nine months ended June 30, 2020. Partially offsetting this increase was use of cash to fund the Company’s purchase of approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000.

Net Cash (Used In) Provided By Financing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Financing Activities for the nine months ended June 30, 2021 and 2020:

(in thousands)	Nine Months Ended June 30,
	2021	2020	Change
Repayments on revolving lines of credit	$(50,588)	$(46,187)	$(4,401)
Borrowings on revolving lines of credit	47,646	110,567	(62,921)
Principal payments on term loans	(16,816)	(12,509)	(4,307)
Treasury stock purchases	—	(238)	238
Dividends paid	(3,378)	(1,793)	(1,585)
Deferred financing costs	—	(23)	23
Net cash (used in) provided by financing activities	$(23,136)	$49,817	$(72,953)

The shift from net cash provided by financing activities for the nine months ended June 30, 2020 to cash used in financing activities for the nine months ended June 30, 2021 is primarily due to the Company drawing down on its lines of credit during the nine months ended June 30, 2020.  During March 2020, the Company drew down $70,000,000 as a precautionary measure to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak. Additionally, this shift was due to a larger prepayment on its long-term debt obligations in the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020. In April 2021, the prepayment that was made was in the amount of $10,312,500, while in the November 2019, the prepayment that was made was in the amount of $4,455,000.

Alico had no amounts outstanding on its revolving lines of credit as of June 30, 2021.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of June 30, 2021, there was approximately $236,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2021, the Company had approximately $2,110,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the fiscal quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico's filing on Form 8-K dated January 15, 2021)

10.1		Option Agreement for Purchase and Sale (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 15, 2021)

10.2		Amendment to Option Agreement for Purchase and Sale (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 15, 2021)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

August 5, 2021	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)