Form 10-K
period 2021-09-30
ALICO, INC.
filed 2021-12-07
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2021

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 31, 2021 (the last business day of Alico’s most recently completed second fiscal quarter) was $156,821,017. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 7,535,932 shares of common stock outstanding at December 3, 2021.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2022 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the fiscal year ended September 30, 2021

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

PART I

Item 1. Business

Alico, Inc. (“Alico”) was incorporated under the laws of the state of Florida in 1960. Collectively with its subsidiaries (the "Company", "we", "us" or "our"), our business and operations are described below.  For detailed financial information with respect to our business and our operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 in this Annual Report on Form 10-K, and the accompanying Consolidated Financial Statements and the related Notes, which are included in Item 8. In addition, general information concerning our Company can be found on our website, the internet address of which is http://www.alicoinc.com. All of our filings with the U.S. Securities and Exchange Commission (the "SEC") including, but not limited to, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our recent press releases and information regarding corporate governance, including the charters of our audit, compensation, nominating and governance, and sustainability and corporate responsibility committees, as well as our code of business conduct and ethics are also available to be viewed or downloaded electronically at http://www.alicoinc.com. Unless explicitly stated herein, the information on our website is not incorporated by reference into this Annual Report on Form 10-K and the Company disclaims any such incorporation by reference.

Overview

Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. The Company owns approximately 83,000 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk), and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. Our principal lines of business are citrus groves and conservation.

Alico is one of the largest citrus producers in the United States of America.

Alico, Inc. operates two divisions: Alico Citrus, a citrus producer on its own land and as a manager of citrus groves for third parties, and Land Management and Other Operations, which includes land conservation, encompassing environmental services, land leasing and related support operations.

The Company manages its land based upon its primary usage and reviews its performance based upon two primary classifications - Alico Citrus and Land Management and Other Operations. The Alico Citrus division includes the production, cultivation and sale of citrus on its owned lands and as a manager of citrus groves for third parties. Land Management and Other Operations include leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous operations generating income. Alico presents its financial results and the related discussion based upon its two business segments: (i) Alico Citrus and (ii) Land Management and Other Operations.

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

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) posted an Emergency Temporary Standard (“ETS”) on mandating that all private employers with 100 or more employees ensure their employees are COVID-19 fully vaccinated before entering the employer’s worksite or, at the employer’s option, require employees who remain unvaccinated and want to come to the worksite to wear an approved face covering and produce a negative COVID-19 test at least weekly. Pursuant to the ETS, employers must offer up to four hours of additional paid time off, including travel time, per vaccine dose to allow employees to be vaccinated and reasonable time and paid sick leave to recover from side effects experienced after each vaccine dose. Pursuant to the ETS, the ETS remains in effect for a maximum of six months. This ETS implements President Biden’s COVID-19 Action Plan, which aims to accelerate the pace of COVID-19 vaccinations in the United States.

Pursuant to the ETS, the ETS is effective immediately upon its publication in the Federal Register. Pursuant to the ETS, employers must comply with most requirements within 30 days of publication (December 5th) and with optional testing requirements within 60 days of publication (January 4th). Employees who have completed their vaccination by that date do not have to be tested, even if they have not yet completed the 2-week waiting period. On November 6, 2021, the Fifth Circuit Court of Appeals granted an emergency motion to stay enforcement of the ETS, subject to the resolution of ongoing litigation challenging the constitutionality of the ETS. The order enjoins the federal government from taking any action to enforce the ETS while it is in effect. On November 12, 2021, the Fifth Circuit Court of Appeals reaffirmed its suspension of the ETS and, on November 16, 2021, OSHA announced it suspended its activities related to the implementation and enforcement of the ETS pending future developments in the litigation. It is unknown how long the Fifth Circuit’s stay will remain in place. The Sixth Circuit Court of Appeals was selected through the lottery system on November 16, 2021, to hear a consolidated action concerning multiple challenges to the ETS and is authorized to uphold or lift the Fifth Circuit Court of Appeals order.

Also, a number of state governments have considered legislation related to employer vaccine mandates during the pandemic. OSHA maintains that its ETS preempts these laws, but states such as the State of Florida disagree. On November 17, 2021, the Florida legislature passed legislation, which was signed into law on November 18, 2021 and codified at section 381.00317, Florida Statutes, prohibiting private-sector employers from implementing a COVID-19 vaccination mandate for full-time, part-time, or contract employees without providing at least five individual exemptions, including, but not limited to, pregnancy or anticipated pregnancy; religious reasons; COVID-19 immunity; periodic testing; and the use of employer-provided personal protective equipment. If an employer fails to comply with the new law and terminates an employee based on a COVID-19 vaccination mandate, then the employer will be subject to a fine of up to $50,000 per violation.

The Company plans to monitor conflicting guidance from the State of Florida and the federal government and adjust its policies in accordance with the resolution of the ongoing litigation in the federal courts.

Since the commencement of COVID-19 in March 2020, the Company took steps to allow and encourage greater separation for our employed and contracted field workers and has worked with its harvesters, haulers and suppliers to minimize interactions. For the continued protection of our employees and in accordance with the OSHA mandate, the Company intends to comply with all requirements as outlined in the ETS that was published on November 4, 2021, to the extent consistent with applicable law.

To date, the Company has experienced no material adverse impacts from this pandemic.

Prepayment and Restructure of Fixed-Rate Term Loans

In April 2021, the Company made a prepayment of $10,312,500 on the Met Fixed-Rate Term Loans and, effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which in the aggregate, after the prepayment, had a balance of $70,000,000 to be interest only with a balloon payment to be paid at maturity, which is November 1, 2029. As part of this modification, the interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, has been adjusted to 3.85% and the Company no longer has the prepayment option previously allowed under the arrangement.

Sales and Purchase of Land

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico Ranch for approximately $5,675,000 pursuant to an option agreement entered into on September 21, 2021 between the State of Florida and the Company.

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

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of Alico Ranch for approximately $14,445,000, pursuant to an option agreement between the State of Florida and Alico dated December 15, 2020. This is the third sales transaction we have completed with the State of Florida within the last three years, aggregating over 22,000 acres.  Alico used most of the net sales proceeds to prepay a portion of its fixed-rate term debt.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of $18,230,000. This acquisition allows the Company to add additional scale to its existing 46,000 gross acres of citrus properties. Strategically, with these acquired groves neighboring existing Alico groves, Alico has continued to realize economy of scale which has allowed Alico to continue to operate as a low-cost, high producing citrus grower.

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2020 and 2019, the Company received approximately $4,629,000 and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds represented Part 1 and Part 2 reimbursement under the program. In the fiscal year ended September 30, 2021, the Company received approximately $4,299,000, representing reimbursement under Part 3 of the program. The remaining portion of the funds that are due to Alico under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company, which is estimated to be approximately $2,000,000.  In October 2021, the Company received its first portion of this crop insurance expense reimbursement in an amount equal to $1,000,000 and expects to receive the remaining portion in fiscal year 2023.

The Land We Manage

We regularly review our land holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings not meeting our total return criteria are considered surplus to our operations and efforts are being made to sell such land holdings or to exchange such land holdings for land considered to be more compatible with our business objectives and total return profile, or to lease such land holdings.

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	48,830	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	48,852
Land Management and Other Operations
Ranch	32,979	Leasing and Conservation
Other Land	1,446	Mining Lease and Office
	34,425
Total	83,277

Alico Citrus

We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties in the State of Florida and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total approximately 48,852 gross acres or 58.7% of our land holdings. The Company manages approximately 7,400 acres of citrus land on behalf of third-party grove owners in addition to the 48,852 gross acres owned by Alico.

Our citrus acreage is further detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Net Plantable	Support & Other	Gross
DeSoto County	16,185	115	522	16,822	4,650	21,472
Polk County	4,870	—	—	4,870	2,237	7,107
Collier County	4,261	—	—	4,261	2,905	7,166
Hendry County	5,735	57	175	5,967	2,799	8,766
Charlotte County	1,729	—	138	1,867	676	2,543
Highlands County	1,063	—	—	1,063	161	1,224
Hardee County	403	—	—	403	171	574
Total	34,246	172	835	35,253	13,599	48,852

Of the 48,852 gross acres of citrus land we own and manage 13,599 acres are classified as support and other acreage. Support and other acreage include acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery of approximately 22 acres and utilize the trees produced in our own operations. The 35,253 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (i.e., acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.

In an effort to replace trees lost in Hurricane Irma and increase the density of our citrus groves, Alico has planted approximately 1,500,000 new trees over the past four years. This level of planting has been substantially higher than the normal level of tree attrition. We will continue to evaluate the density throughout our groves and determine the appropriate tree plantings moving forward. Typically, citrus trees become fruit bearing approximately four years after planting and peak around seven to eight years after planting.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were approximately 82.7%, 91.0%, and 95.0% of Alico Citrus revenues for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The overall decrease in sales to processed markets as a percentage of citrus revenues was due to an agreement entered into on July 16, 2020 with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services (“Grove Management Services”) for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these Grove Management Services and receives a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these Grove Management Services. For the fiscal year ended September 30, 2021, under this agreement, the Company recorded approximately $15,752,000 of operating revenue relating to these Grove Management Services, including the management fee. Excluding these revenues for these citrus grove caretaking and harvest and haul management services, revenue to processed markets represents approximately 97.1% of total citrus revenues.

The average pound solids per box was 5.66, 5.96, and 5.91, for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a floor and ceiling price. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price to the extent it does not exceed the ceiling price.

Our citrus produced for the processed citrus market in fiscal year 2021 under our largest agreement was subject to floor prices and ceiling prices. Under this agreement, if the market price was below the floor prices or exceeded the ceiling prices, then 50% of the shortfall or excess was deducted from the floor price or added to the ceiling price. Under our next largest agreement, our citrus produced is subject to a minimum floor price and maximum ceiling price and is based on a cost-plus structure.

On each of May 18, 2020 and May 20, 2020, the Company entered into two new agreements to supply Tropicana, its largest customer, with citrus fruit. These new agreements were effective October 1, 2020, expire on July 31, 2024, and succeeded our existing largest agreement with this customer which expired at the end of September 2020.

Although we believe other markets and customers are available for our citrus products, we also believe that new arrangements in these other markets or with other customers may be less favorable than our current contracts.

Our sales to the fresh citrus market constituted approximately 0.6%, 2.6%, and 3.0% of our Alico Citrus revenues for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 61,000, 267,000, and 210,000 fresh fruit boxes for each of the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services (“Grove Management Services”) for approximately 7,000 acres owned by such third parties. Under the terms of the agreement, the Company is reimbursed by the third parties for all of its costs incurred related to providing these services and also is to receive a management fee based on acres covered under this agreement. In August 2021, the third party purchased approximately 900 acres, which will be in addition to the acres currently receiving Grove Management Services. The Company, prior to this agreement, was already providing Grove Management Services to several small third-party grove owners on acres within the Company’s groves and continues to provide such services. Revenues generated from our Grove Management Services were approximately 16.1%, 5.1%, and 1.1% of our total citrus revenues for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of $18,230,000. This acquisition allows the Company to add additional scale to its existing 46,000 gross acres of citrus properties. Strategically, with these acquired groves neighboring existing Alico groves, Alico believes that this acquisition will help Alico with its operation designed to be a low-cost, high producing citrus grower.

Revenues from our Alico Citrus operations were approximately 97.5%, 96.6%, and 97.4% of our total operating revenues for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Land Management and Other Operations

We own and manage land in Collier, Glades, and Hendry Counties and are engaged in land leasing for recreational and grazing purposes, conservation, and mining activities. Our Land Management and Other Operations land holdings total 34,425 gross acres, or 41.3% of our total acreage.

Our Land Management and Other Operations acreage is detailed in the following table as of September 30, 2021:

Acreage
Hendry County	29,877
Glades County	526
Collier County	4,022
Total	34,425

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

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of Alico Ranch for approximately $14,445,000, pursuant to an option agreement between the State of Florida and Alico dated December 15, 2020. This is the third sales transaction we have completed with the State of Florida within the last three years, aggregating over 22,000 acres, including the September 2020 sale described below.  Alico used most of the net sales proceeds to prepay a portion of its fixed-rate term debt.

On September 10, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Because the acres involved in the sale would have been critical to our planned dispersed water storage project, the Company has decided to no longer pursue permit approval activities for this project from that point forward. As a result of this decision to no longer pursue permit approval activities for this project, the Company has renamed this segment Land Management and Other Operations to better reflect the components of this segment. The Company did not ever get to the point where it was generating any revenue from the dispersed water storage project and incurred expenses of $0, $1,346,000, and $1,206,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,980,000 and realized a gain of approximately $2,748,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which has allowed the Company to defer substantially all of the tax impact of the gain on sale of this ranch land.

Revenues from Land Management and Other Operations were approximately 2.5%, 3.4%, and 2.6% of total operating revenues for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

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

Our objectives are to produce the highest quality agricultural products, create innovative land uses, opportunistically acquire and convert undervalued assets, sell under-productive land and other assets not meeting our total return profile, generate recurring and sustainable profit with the appropriate balance of risk and reward, and exceed the expectations of stockholder, customers, clients and partners.

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

Significant Customers

Revenue from Tropicana represented approximately 77.5%, 86.9%, and 88.6% of our consolidated revenue for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The revenue in fiscal year 2021 from Tropicana was generated primarily from two separate contracts. This revenue was generated from the sale of our citrus product in the processed market. No other single customer provided more than 10% of our consolidated revenue in fiscal years 2021, 2020 or 2019.

The overall decrease in Tropicana revenue as a percentage of sales was expected, attributable to an increase in overall sales generated from an agreement entered into in July 2020 with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Company records both an increase in sales revenue and an increase in expenses as and when the Company provides these citrus grove caretaking management services. Revenue from Tropicana represents approximately 90.1% of total revenues for the fiscal year ended September 30, 2021.

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

Environmental, Social and Governance (“ESG”)

Alico is an agricultural company which, based upon its rich heritage and traditions, seeks not only to maximize value for its customers and stockholders, but also to enhance its legacy by employing sustainable practices in all aspects of operations including stewardship of both its natural and human resources. The Company recognizes the increased emphasis by stockholders, business partners and other key constituents in recent years on ESG programs that are embedded into day-to-day business policies and practices. The Company is proud of its commitment to doing the right thing for communities, the environment, and its employees.

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

Human Capital Management

Purpose and Company Values

Supporting our people is a fundamental value for Alico. We believe the Company’s success depends on its ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of our employees and the employees of our independent contractors significantly benefit our operations and performance. The Company's management oversees various employee initiatives and also monitors the effectiveness of the personnel provided by independent contractors with which we contract for certain harvesting and hauling services.

Employees

We believe in a culture of equity, diversity and inclusion. We are also committed to advancing safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on the success of our business and where every person has the opportunity to thrive personally and professionally.

Hiring, Development and Retention

Employee levels are managed to align with the pace of business and takes into account the services that are performed for us by our independent contractors. We rely on our independent contractors to manage their respective employee levels so that the harvesting and hauling services they are obligated to perform for us are consistent with the contractual obligations of these independent contractors and enable us to satisfy our harvesting and hauling needs. Management believes that through its own employees, coupled with the human capital supplied by its independent contractors, it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable, that its relations with its independent contractors is favorable, and that the relations that the independent contractors and the Company have with the employees of the independent contractors is favorable.

Employee Safety and Well-Being

Health and safety in the workplace for our employees and personnel provided by independent contractors with which we contract is one of the Company’s core values. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. In order to support and enhance health and safety practices, the Company routinely conducts safety training with employees to emphasize safety when conducting grove caretaking, general employee health, proper equipment operating techniques, office ergonomics and other important safety topics. The COVID-19 pandemic has underscored for us the importance of keeping our employees and the personnel provided by independent contractors safe and healthy. In response to the pandemic, the Company has taken actions aligned with the Centers for Disease Control and Prevention to protect its workforce so that its workforce can more safely and effectively perform their work.

Inclusion and Diversity

People are critical to our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves – from women and ethnic employees to veterans, among others. With employees, management and directors representing the diversity around the world, the Company can access stronger insights into different cultures and backgrounds, which ultimately helps the Company to better operate the business.

As of September 30, 2021, ethnically diverse employees represent 69% of the Company’s Citrus operations, 27% of Corporate, General, Administrative and Other. Women made up 50% of the Company’s Corporate, General, Administrative and Other and 16% of the Company’s Citrus operations. On August 6, 2020, the Board of Directors of the Company increased the size of the Board to nine and appointed Ms. Katherine English as a director to serve on (i) the Compensation Committee and (ii) the Nominating and Governance Committee. Ms. English’s appointment is part of the Company’s commitment to promote diversity and inclusion.

Based on our Inclusion and Diversity strategy, the Company promotes a greater sense of inclusion through a variety of initiatives, which includes a Company-wide women’s group to promote mentoring, career advancement, training, comradery, and empowerment.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work, regardless of gender, race, ethnicity, or other personal characteristics. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our employees work. We also regularly review our compensation practices to promote fair and equitable pay. We also offer competitive benefit programs, in line with local practices and with the flexibility to accommodate the needs of a diverse workforce. The benefit programs include, among others, paid holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match. As of September 30, 2021, we had 222 full-time employees. Our employees work in the following divisions:

Alico Citrus	195
Land Management and Other Operations (1)	0
Corporate, General, Administrative and Other	27
Total employees	222

(1)	There is one employee who is included in Corporate, General, Administrative and Other who oversees the Land Management and Other Operations.

None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Workforce Housing

We own and maintain 37 residential housing units located in various counties in Florida that we lease to employees and former employees. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base.

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

Societal Well-Being

The Company remains committed to a healthy and equitable society to ensure our collective well-being for future generations. In the past year, we provided cash grants and supporting donations to support our communities and promote health and safety, education, and justice.

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

Risks Related to our Business

The currently evolving situation related to the COVID-19 pandemic could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The ongoing COVID-19 pandemic, including the emergence of variants for which vaccines may not be effective, may negatively affect our business by causing or contributing to, among other things:

Potential negative impacts of the pandemic include, but are not limited to, the following:

•	Reduction in customer demand for citrus products and decreased consumer spending levels, which could materially and adversely affect our results of operations;
•

Potential disruption of services and deliveries of equipment and supplies on which we rely to produce and deliver our harvested citrus to producers and fulfilling deliveries to production plants, any of which could materially and adversely affect our business or reputation;

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
•

Increase in employee absenteeism of employees of the Company and of our independent contractor service providers (such as contracted field workers) due to fear of infection, which could materially and adversely affect our results of operations;

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

Our business operations could be affected by government mandates, including the Emergency Temporary Standard (“ETS”) posted by the Occupational Safety and Health Administration (“OSHA”) on November 4, 2021.

The ETS requires employers such as the Company to offer up to four hours of additional paid time off, including travel time, per vaccine dose to allow employees to be vaccinated and reasonable time and paid sick leave to recover from side effects experienced after each vaccine dose. As noted above, the Fifth Circuit Court of Appeals granted an emergency motion to stay the enforcement of the ETS, subject to the resolution of ongoing litigation challenging the constitutionality of the ETS, and, shortly thereafter, OSHA announced it suspended its activities related to the implementation and enforcement of the ETS pending future developments in the litigation. Also, Florida, and other states have passed laws that may conflict with the ETS. For instance, section 381.00317, Florida Statutes, (i) prohibits private-sector employers from implementing a COVID-19 vaccination mandate without providing certain exemptions and (ii) fines employers who improperly discharge employees up to $50,000 per violation. As a company with more than 100 employees, the vaccination and testing requirements will likely be applicable to us and our workforce, and we will be forced to navigate between any conflicts between state and federal law. These requirements could result in increased costs and legal fees. Additionally, our efforts to comply with these mandates, including requiring that some or all of our employees be fully vaccinated against COVID-19, could result in increased labor attrition and disruption, as well as difficulty securing future labor needs. Similarly, the efforts of our independent contractor service providers to comply with these mandates, including requiring that some or all of their employees be fully vaccinated against COVID-19, could result in them experiencing increased labor attrition and disruption, as well as difficulty securing future labor needs. If we or our independent contractor service providers were to lose employees (such as contracted field workers in the case of our independent contractor service providers) and not be able to replace them, it could adversely affect our business operations. The legality and effects of the ETS and any future mandates by state and federal governmental authorities related to COVID-19 are currently uncertain, and we cannot predict the extent to which it could adversely affect our results of operations, financial condition or prospects.

Our business operations could be significantly harmed by natural disasters or global epidemics.

Our business could be adversely affected by natural disasters such as pandemics, epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis, such as the current COVID-19 pandemic referred to above, could adversely affect economies and financial markets, particularly those in the United States. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.

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

Our revenues from our citrus business were approximately 97.5%, 96.6%, and 97.4% of our operating revenues in fiscal years 2021, 2020 and 2019, respectively. Our citrus division is one of the largest citrus producers in the United States and because of the significance of the revenues derived from this business, we are more vulnerable to adverse events or market conditions affecting our citrus business, in particular, or the citrus business, generally, which could have a significant adversely impact on our overall results of operations, financial condition and cash flows.

Our failure to effectively perform grove management functions or to effectively manage an expanded portfolio of groves could materially and adversely affect our business, financial condition, and results of operations.

Recently, we have significantly expanded the number of grove acres that we are managing for third parties. If we are unable to effectively perform grove management services for both our own groves and the groves owned by third parties at the level and/or the cost that we expect, or if we were to fail to allocate sufficient resources to meet the grove management of our own groves and the groves owned by these third parties, it could adversely affect our performance and reputation. Our ability to perform the grove management services will be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel, the ability of the independent contractors whom we engage to assist in providing these services to maintain sufficient personnel and retain key personnel, and the number of acres and groves that we will manage. Increases in the number of acres and groves we are managing have required us to hire a greater number of additional qualified personnel and have required the independent contractors whom we engage to assist in providing these services to maintain a greater number of additional qualified personnel to provide those services. No assurance can be made that we will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization or that the independent contractors whom we engage to assist in providing these services will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into their respective organizations.

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

We depend on our relationship with Tropicana and Tropicana’s relationship with certain third parties for a significant portion of our business. Any disruption in these relationships could harm our revenue. Additionally, if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues and cash flows.

The Company's contracts with Tropicana accounted for 77.5%, 86.9%, and 88.6% of the Company's revenues in fiscal years 2021, 2020 and 2019, respectively. The revenue for Tropicana is primarily generated from two contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows. Additionally, the affiliated group of third parties for whom the Company provides grove caretaking and harvest and haul management services sells a significant portion of its crop to Tropicana. If there was a change in that group’s relationship with Tropicana, whereby Tropicana did not buy their oranges, then that group would need to find replacement buyers of its citrus, and, if that group was unable to find replacement buyers, then the group might be challenged in satisfying its obligations to the Company, which might have a material adverse impact on our financial position, results of operations and cash flows.

With the sale of a majority of ownership of Tropicana to a French private equity firm, there is some heightened risk and uncertainty in our current relationship with Tropicana, which potentially could result in a significant reduction in revenues and cash flows if that relationship were to be changed as a result.

With the sale of a majority ownership of Tropicana by PepsiCo to a French private equity firm (the “Firm”), there is some heightened risk and uncertainty in our current relationship with Tropicana, which potentially could result in a significant reduction in revenues and cash flows if that relationship were to be changed as a result. The Company currently has citrus supply contracts with Tropicana that expire in both 2023 and 2024, with the majority expiring in 2024. If the Firm caused Tropicana to reduce the volume of oranges purchased from us and/or purchased from owners of groves that we manage, we would need to find, and/or the owners of groves that we manage would need to find or work with us to find, replacement buyers to purchase any remaining crop of our and/or of the owners of the groves we manage, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana for us and/or for the owners of the groves we manage may cause a material adverse impact to our financial position, results of operations and cash flows.

Our agricultural products are subject to supply and demand pricing which is not predictable.

Agricultural operations traditionally provide almost all of our operating revenues with citrus being the largest portion and are subject to supply and demand pricing. Prior to the COVID-19 pandemic, according to Nielsen data, consumer demand for orange juice had decreased significantly to its lowest level in almost a decade; however, we have been able to offset the impact of such decline with higher prices based on a lower supply of available oranges. Although the demand for orange juice has increased during the COVID-19 pandemic, it is uncertain as to whether such increased demand can be maintained, whether we will see a return to a decline in the future and whether, if there were to be such a decline, the impact could be again offset by higher prices. In particular, although our processed citrus is subject to minimum pricing, we are unable to predict with certainty the final price we will receive for our products. In some instances, the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations.

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

We also routinely evaluate the benefits of disposing of certain of our assets which could include the exit from lines of business. For example, in November of 2014, we sold significant sugarcane assets and we are no longer involved in the sugarcane business and, in January of 2018, we sold our breeding herd and no longer engage in cattle operations. Most recently, we sold certain ranch acres to the State of Florida and because these acres would have been critically important for carrying out the Company’s planned dispersed water storage project, the Company is no longer pursuing permit approval relating to this dispersed water storage project. While such dispositions increase the amount of cash available to us, it could also (i) result in a potential loss of significant operating revenues and income streams that we might not be able to replace, (ii) make our business less diversified and (iii) could ultimately have a negative impact on our results of operations, financial condition and cash flows.

Harm to the Company’s reputation could have an adverse effect on the business, financial condition and results of operations.

Maintaining a strong reputation with fruit processors and third-party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and has published ESG goals (i.e., environmental, sustainability and governance), including relating to environmental impact and sustainability and inclusion and diversity, as part of its ESG Strategy. Despite these efforts, the Company may not be successful in achieving its goals, might provide materially inaccurate information, or might receive negative publicity about the Company, including relating to product safety, quality, efficacy, ESG or similar issues, whether real or perceived, and reputational damage could occur. In addition, the Company’s products could face withdrawal, recall or other quality issues, which could lead to decreased demand for the Company’s products or services and reputational damage.

Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information. Negative publicity, posts or comments about the Company, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or in other formats.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on the productivity of our citrus groves, it could have an adverse impact on our business and results of operations. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases or climate change. In the event that such regulation is enacted, we may experience significant increases in our costs of operations, including but not limited to increased energy, environmental, and other costs and capital expenditures. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our financial condition and results of operations.

ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased focus and activism related to ESG may hinder the Company’s access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s ESG practices. In particular, customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. There have also been changing consumer preferences for natural or organic products and ingredients and increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain consumer products. Responding to and complying with these preferences, concerns and demands could cause us to incur additional costs or to make changes to our operations that could negatively affect our business, financial condition and results of operations.

If the Company does not adapt to or comply with new regulations or fails to meet its ESG goals or meet the evolving investor, industry or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to the growing concern for ESG issues, fruit processors and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and the Company’s reputation, business, financial condition, results of operations and cash flows may be adversely affected.

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

For the fiscal years ended September 30, 2021, 2020 and 2019, we paid approximately $2,570,000, $2,714,000, and $2,755,000 in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $82,790,000, $87,976,000, and $91,312,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $467,948,000, $463,799,000, and $514,330,000, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of "Green Belt" values or average millage rates could significantly and adversely impact our results of operations, cash flows and/or financial position.

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

If our internal controls are ineffective, our operating results could be adversely affected.

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.

Inflation can have a significant adverse effect on our operations.

Inflation can have a major adverse impact on our citrus operations and there has been significant recent inflationary developments in the United States. It is uncertain as to whether these recent inflationary pressures will continue, will increase or will be brought under control. Our citrus operations are most affected by escalating costs and unpredictable revenues and high irrigation water costs. High fixed water costs related to our citrus lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, in addition to making it difficult to accurately predict revenue, we are unable to pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. As a result, if market conditions and commodity prices do not enable us to pass along such costs increases, these recent and future inflationary pressures would likely negatively affect our results of operations, cash flows and/or financial position.

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

As of September 30, 2021, we had approximately $126,294,000 in principal amount of indebtedness outstanding under our secured credit facilities and an additional availability of approximately $94,664,000 is available under our working capital and revolving lines of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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

We have historically paid regular quarterly dividends to the holders of our common stock and in June 2021 announced an increase in our quarterly dividend to $0.50 per common share, from $0.18 per common share. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board of Directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future or have sufficient cash surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our Board of Directors may, in its discretion, decrease the level of cash dividends or entirely discontinue the payment of cash dividends. The reduction or elimination of cash dividends may negatively affect the market price of our common stock.

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

In September 2018 the Company announced the commencement of the Tender Offer. During the Tender Offer the Company repurchased an aggregate of 752,234 shares at a price of $34.00 per share aggregating $25,575,956. These shares represented approximately 9.2% of the total number of shares of the Company’s common stock issued and outstanding as of October 2, 2018. While we have no plans to conduct another tender offer at this time, we may conduct another tender offer or engage in the repurchase of our shares in the future. Stockholders could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside stockholders and available for trading in the securities markets, if the Company makes future tender offers or private or open market repurchases of its shares. Although the Company is not currently pursuing a tender offer or repurchase program, there are no assurances that our Board of Directors will not authorize the Company to do so in the future. Engaging in a tender offer or repurchase program in the future could have a negative effect on our share price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2021, Alico owned approximately 83,000 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total (1)	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	48,830	8,766	7,107	7,166	21,450	—	2,543	574	1,224
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	48,852	8,766	7,107	7,166	21,472	—	2,543	574	1,224
Land Management and Other Operations	32,979	28,957	—	4,022	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Other	920	920	—	—	—	—	—	—	—
Total	83,277	38,643	7,107	11,188	21,472	526	2,543	574	1,224

(1) Subsequent to September 30, 2021, the Company sold approximately 1,638 acres located in Hendry County (see “Recent Developments” above for further detail).

Approximately 54,614 acres of the properties listed are encumbered by credit agreements totaling approximately $216,500,000, of which there was approximately $126,294,000 outstanding at September 30, 2021. For a more detailed description of the credit agreements and collateral please see Note 6. “Long-Term Debt and Lines of Credit” to the Company’s fiscal year 2021 consolidated financial statements.

Although the Company has mineral rights on approximately 90,000 acres, the Company currently collects mining royalties on only approximately 526 acres of the land included in the table above located in Glades County, Florida and on none of the non-owned lands with respect to which it holds mineral rights. These royalties do not represent a significant portion of operating revenues or gross profits.

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

Holders

On December 3, 2021, our stock transfer records indicated there were 218 holders of record of our common stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

•	The Board of Directors approved the increase of our annual dividend to $2.00 per common share in June 2021.
•	The Board of Directors approved the increase of our annual dividend to $0.72 per common share in December 2020.
•	The Board of Directors approved the increase of our annual dividend to $0.36 per common share in December 2019.

Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2016 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	Sept 16	Sept 17	Sept 18	Sept 19	Sept 20	Sept 21
Alico, Inc.	100	128.17	127.85	129.71	110.42	137.59
S&P 500 Index	100	118.61	139.85	145.80	167.89	218.26
S&P Agricultural Products Index	100	102.41	115.38	97.59	116.03	164.19
Peer Group	100	134.85	220.05	175.08	143.17	317.43

(Includes reinvestment of dividends)

Recent Sale of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

We adopted Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with share repurchase authorizations. The Plan allows us to repurchase our shares of common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under the Plan are subject to certain pricing parameters, there is no guarantee as to the exact number of common shares that will be repurchased under the Plan or that there will be any repurchases pursuant to the Plan. We did not repurchase any of our common stock under our Plan during the year ended September 30, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; climate change; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets, including without limitation related legislative and regulatory initiatives; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock, by sales of common stock or by way of future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company with a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 83,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. Our principal lines of business are now citrus groves and land management and other operations, which include land conservation, encompassing environmental services, land leasing and related support operations. Prior to the sale of certain ranch land to the State of Florida in September 2020, the Company’s business line also included Water Resources. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns. Alico opportunistically acquires new agricultural assets and produces high quality agricultural products while exercising responsible environmental stewardship. Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of results of operations, financial condition and changes in financial condition for the periods presented. This MD&A is organized as follows:

•

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition.

•

Consolidated Results of Operations. This section provides an analysis of our results of operations for each of the three fiscal years in the period ended September 30, 2021. Our discussion is presented on a consolidated basis and includes certain discussions on future trends by segment.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of the three fiscal years in the period ended September 30, 2021 and our outstanding debt, commitments and cash resources as of September 30, 2021.

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

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, caretaking management services, and grazing and hunting leasing. The Company operates as two business segments and all of its operating revenues are generated in the United States. For the fiscal year ended September 30, 2021, the Company generated operating revenues of approximately $108,564,000, income from operations of approximately $14,440,000, and net income attributable to common stockholders of approximately $34,859,000. Cash provided by operating activities was approximately $16,504,000 for the fiscal year ended September 30, 2021.

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

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) posted an Emergency Temporary Standard (“ETS”) on mandating that all private employers with 100 or more employees ensure their employees are COVID-19 fully vaccinated before entering the employer’s worksite or, at the employer’s option, require employees who remain unvaccinated and want to come to the worksite to wear an approved face covering and produce a negative COVID-19 test at least weekly. Pursuant to the ETS, employers must offer up to four hours of additional paid time off, including travel time, per vaccine dose to allow employees to be vaccinated and reasonable time and paid sick leave to recover from side effects experienced after each vaccine dose. Pursuant to the ETS, the ETS remains in effect for a maximum of six months. This ETS implements President Biden’s COVID-19 Action Plan, which aims to accelerate the pace of COVID-19 vaccinations in the United States.

The ETS is effective immediately upon its publication in the Federal Register. Pursuant to the ETS, employers must comply with most requirements within 30 days of publication (December 5th) and with optional testing requirements within 60 days of publication (January 4th). Employees who have completed their vaccination by that date do not have to be tested, even if they have not yet completed the 2-week waiting period. On November 6, 2021, the Fifth Circuit Court of Appeals granted an emergency motion to stay enforcement of the ETS, subject to the resolution of ongoing litigation challenging the constitutionality of the ETS. The order enjoins the federal government from taking any action to enforce the ETS while it is in effect. On November 12, 2021, the Fifth Circuit Court of Appeals reaffirmed its suspension of the ETS and, on November 16, 2021, OSHA announced it suspended its activities related to the implementation and enforcement of the ETS pending future developments in the litigation. It is unknown how long the Fifth Circuit’s stay will remain in place. The Sixth Circuit Court of Appeals was selected through the lottery system on November 16, 2021, to hear a consolidated action concerning multiple challenges to the ETS and is authorized to uphold or lift the Fifth Circuit Court of Appeals order.

Also, a number of state governments have considered legislation related to employer vaccine mandates during the pandemic. OSHA maintains that its ETS preempts these laws, but states such as the State of Florida disagree. On November 17, 2021, the Florida legislature passed legislation, which was signed into law on November 18, 2021 and codified at section 381.00317, Florida Statutes, prohibiting private-sector employers from implementing a COVID-19 vaccination mandate for full-time, part-time, or contract employees without providing at least five individual exemptions, including, but not limited to, pregnancy or anticipated pregnancy; religious reasons; COVID-19 immunity; periodic testing; and the use of employer-provided personal protective equipment. If an employer fails to comply with the new law and terminates an employee based on a COVID-19 vaccination mandate, then the employer will be subject to a fine of up to $50,000 per violation.

The Company plans to monitor conflicting guidance from the State of Florida and the federal government and adjust its policies in accordance with the resolution of the ongoing litigation in the federal courts.

Since the commencement of COVID-19 in March 2020, the Company took steps to allow and encourage greater separation for our employed and contracted field workers and has worked with its harvesters, haulers and suppliers to minimize interactions. For the continued protection of our employees and in accordance with the OSHA mandate, the Company intends to comply with all requirements as outlined in the ETS that was published on November 4, 2021, to the extent consistent with applicable law.

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

Sales and Purchase of Land

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico Ranch for approximately $5,675,000 pursuant to an option agreement entered into on September 21, 2021 between the State of Florida and the Company.

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

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of Alico Ranch for approximately $14,445,000, pursuant to an option agreement between the State of Florida and Alico dated December 15, 2020. This is the third sales transaction Alico has completed with the State of Florida within the last three years, aggregating over 22,000 acres. Alico used most of the net sales proceeds to prepay a portion of its fixed-rate term debt.

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

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company received approximately $4,299,000, $4,629,000, and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The remaining portion of the funds that are due to Alico under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company, which is estimated to be approximately $2,000,000.  In October 2021, the Company received its first portion of this crop insurance expense reimbursement in an amount equal to approximately $1,000,000 and expects to receive the remaining portion in fiscal year 2023.

Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated Statements of Operations for the fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2020	2019	$	%
Operating revenues:
Alico Citrus	$105,796	$89,369	$16,427	18.4%	$89,369	$119,031	$(29,662)	(24.9)%
Land Management and Other Operations	2,768	3,138	(370)	(11.8)%	3,138	3,220	(82)	(2.5)%
Total operating revenues	108,564	92,507	16,057	17.4%	92,507	122,251	(29,744)	(24.3)%
Gross profit:
Alico Citrus	21,903	17,088	4,815	28.2%	17,088	59,437	(42,349)	(71.3)%
Land Management and Other Operations	1,990	831	1,159	139.5%	831	923	(92)	(10.0)%
Total gross profit	23,893	17,919	5,974	33.3%	17,919	60,360	(42,441)	(70.3)%
General and administrative expenses	9,453	10,998	(1,545)	(14.0)%	10,998	15,146	(4,148)	(27.4)%
Income from operations	14,440	6,921	7,519	108.6%	6,921	45,214	(38,293)	(84.7)%
Total other income, net	31,947	24,456	7,491	30.6%	24,456	5,019	19,437	NM
Income before income taxes	46,387	31,377	15,010	47.8%	31,377	50,233	(18,856)	(37.5)%
Income tax provision	11,567	7,663	3,904	50.9%	7,663	12,783	(5,120)	(40.1)%
Net income	34,820	23,714	11,106	46.8%	23,714	37,450	(13,736)	(36.7)%
Net loss (income) attributable to noncontrolling interests	39	(52)	91	NM	(52)	383	(435)	NM
Net income attributable to Alico, Inc. common stockholders	$34,859	$23,662	$11,197	47.3%	$23,662	$37,833	$(14,171)	(37.5)%

NM - Not meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2021, 2020 and 2019:

	Fiscal Year Ended
	September 30,
	2021	2020	2019
Operating revenues:
Alico Citrus	97.5%	96.6%	97.4%
Land Management and Other Operations	2.5%	3.4%	2.6%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

(in thousands, except per box and per pound solids data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2021	2020	Unit	%	2020	2019	Unit	%
Operating Revenues:
Early and Mid-Season	$31,525	$31,303	$222	0.7%	$31,303	$39,574	$(8,271)	(20.9)%
Valencias	55,918	50,060	5,858	11.7%	50,060	73,480	(23,420)	(31.9)%
Fresh Fruit	608	2,321	(1,713)	(73.8)%	2,321	3,629	(1,308)	(36.0)%
Grove Management Services	16,983	4,599	12,384	NM	4,599	1,342	3,257	NM
Purchase and Resale of Fruit	623	850	(227)	(26.7)%	850	943	(93)	(9.9)%
Other	139	236	(97)	(41.1)%	236	63	173	NM
Total	$105,796	$89,369	$16,427	18.4%	$89,369	$119,031	$(29,662)	(24.9)%
Boxes Harvested:
Early and Mid-Season	2,519	3,146	(627)	(19.9)%	3,146	3,114	32	1.0%
Valencias	3,779	4,165	(386)	(9.3)%	4,165	4,790	(625)	(13.0)%
Total Processed	6,298	7,311	(1,013)	(13.9)%	7,311	7,904	(593)	(7.5)%
Fresh Fruit	61	267	(206)	(77.2)%	267	210	57	27.1%
Total	6,359	7,578	(1,219)	(16.1)%	7,578	8,114	(536)	(6.6)%
Pound Solids Produced:
Early and Mid- Season	13,598	17,947	(4,349)	(24.2)%	17,947	16,873	1,074	6.4%
Valencias	22,042	25,631	(3,589)	(14.0)%	25,631	29,854	(4,223)	(14.1)%
Total	35,640	43,578	(7,938)	(18.2)%	43,578	46,727	(3,149)	(6.7)%
Pound Solids per Box:
Early and Mid-Season	5.40	5.70	(0.30)	(5.3)%	5.70	5.42	0.28	5.2%
Valencias	5.83	6.15	(0.32)	(5.2)%	6.15	6.23	(0.08)	(1.3)%
Price per Pound Solids:
Early and Mid-Season	$2.32	$1.74	$0.58	33.3%	$1.74	$2.35	$(0.61)	(26.0)%
Valencias	$2.54	$1.95	$0.59	30.3%	$1.95	$2.46	$(0.51)	(20.7)%
Price per Box:
Fresh Fruit	$9.97	$8.69	$1.28	14.7%	$8.69	$17.28	$(8.59)	(49.7)%
Operating Expenses:
Cost of Sales	$55,660	$52,492	$3,168	6.0%	$52,492	$52,037	$455	0.9%
Harvesting and Hauling	16,922	19,897	(2,975)	(15.0)%	19,897	22,079	(2,182)	(9.9)%
Grove Management Services	15,084	3,817	11,267	NM	3,817	774	3,043	NM
Purchase and Resale of Fruit	526	704	(178)	(25.3)%	704	788	(84)	(10.7)%
Other	(4,299)	(4,629)	330	(7.1)%	(4,629)	(16,084)	11,455	(71.2)%
Total	$83,893	$72,281	$11,612	16.1%	$72,281	$59,594	$12,687	21.3%
Gross Profit	$21,903	$17,088	$4,815	28.2%	$17,088	$59,437	$(42,349)	(71.3)%

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

The Company sells its Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. The Company’s fresh fruit is generally sold to packing houses that purchase the citrus on a per box basis. The Company also provides citrus grove caretaking and harvest and haul management services to third parties from which revenues are generated, including a management fee. Other revenues consist of the purchase and reselling of fruit.

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

The increase in revenue for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020 was primarily due to an increase in the revenue generated from grove management services and the Valencia fruit harvested.

On July 16, 2020, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these citrus grove caretaking management services. For the fiscal year ended September 30, 2021, under this agreement, the Company recorded approximately $15,752,000 of operating revenue relating to these grove management services, including the management fee, as compared to approximately $3,311,000 in the fiscal year ended September 30, 2020.

The increase from the Valencia fruit harvest was driven by an increase in the market price per pound solids as compared to the prior year. The increase in the price per pound solids was due to increased consumption of Not-from-Concentrate Orange Juice (“NFC”) as well as tighter supplies of citrus fruit from Florida, Brazil and Mexico, which, in turn, led to reduced inventory levels. Largely offsetting this increase in pricing was the effect of fewer Valencia boxes being harvested and lower pound solids per box for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020. The Company, along with the Florida industry in general, recorded a smaller number of boxes harvested as a result of greater fruit drop rate during the current harvest season as compared to the previous year. In addition, the internal quality of the fruit was not as strong as in the previous year resulting in lower pound solids per box.

The decrease in revenue for the fiscal year ended September 30, 2020, when compared to the fiscal year ended September 30, 2019, was due to a decrease in the price per pound solids as well as a decrease in aggregate processed box production. The decrease in the price per pound solids in the market-place was a result of excess supply from domestic and international growers. The decrease in aggregate processed box production was the result of greater fruit drop and smaller fruit size of Valencias in the then-current harvest season as compared to the prior harvest season, offset in part by an increase in processed box production of the Early and Mid-season fruit.

The Company completed its harvest season in early May 2021 and was able to complete the harvest without any negative impact from the COVID-19 pandemic.

Total processed boxes harvested in fiscal year 2021 decreased by approximately 13.9%, as compared to fiscal year 2020. Pound solids decreased by approximately 24.2% for the Early and Mid-Season crop and decreased by approximately 14.0% for the Valencia crop. The combination of these items resulted in approximately 7,938,000 fewer pound solids sold in fiscal year 2021, as compared to fiscal year 2020.

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

The USDA, in its October 12, 2021 Citrus Crop Forecast for the 2021-22 harvest season, indicated its expectation that the Florida orange crop will decrease from approximately 52,800,000 boxes for the 2020-21 crop year to approximately 47,000,000 boxes for the 2021-22 crop year, a decrease of approximately 11.0%. While the USDA box production is estimated to be lower than in the prior year, the Company anticipates that market prices will remain consistent with or slightly above the 2020-21 harvest season market price levels, which is being driven by continued strong demand for NFC orange juice, along with anticipated declines in both Brazil and Florida box production.

The increase in operating expenses for the fiscal year 2021, as compared to the fiscal year 2020, primarily relates to grove management services it provides to third parties. As mentioned above, the Company executed an agreement with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under this agreement, for the fiscal years ended September 30, 2021 and 2020, the Company recorded approximately $14,342,000 and $3,016,000, respectively, of operating expenses relating to these grove management services. Additionally, the increase in operating expenses is attributable to the Company purchasing additional citrus acres in May and October 2020, which resulted in cost of sales relating to these groves in the current fiscal year. Partially offsetting these increases was a reduction in harvest and haul expenses attributable to a decrease in Early and Mid-season and Valencia boxes harvested.

The increase in operating expenses for the fiscal year 2020, as compared to the fiscal year 2019, primarily relates to the Company receiving less federal relief proceeds through the Florida CRBG program relating to Hurricane Irma, which are recorded as a reduction of operating expenses, during fiscal year 2020, as compared to fiscal year 2019. The Company received proceeds of approximately $4,629,000 and $15,597,000 through the Florida CRBG program relating to Hurricane Irma during the fiscal years ended September 30, 2020 and 2019, respectively. Additionally, the Company recorded additional grove management services expense of approximately $3,016,000. Partially offsetting this increase in operating expenses was a reduction in harvesting and hauling costs experienced by the Company as a result of fewer processed boxes being harvested during the fiscal year ended September 30, 2020 as compared to the same period in the prior year.

As a result of a lower gross profit percentage generated from grove caretaking management services, as compared to citrus sales generated from groves, the overall gross profit percentage within the Alico Citrus segment was lower in fiscal year 2021 and 2020 and is expected to be lower in future fiscal years than prior fiscal years due to the execution of the above-mentioned new caretaking services agreement.

The credit amounts shown in “Other” in operating expenses above, for the most part, represent federal relief proceeds received under the CRBG program for the fiscal years ended September 30, 2021, 2020, and 2019.

Land Management and Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2020	2019	$	%
Revenue From:
Land and other leasing	$2,404	$2,683	$(279)	(10.4)%	$2,683	$2,787	$(104)	(3.7)%
Other	364	455	(91)	(20.0)%	455	433	22	5.1%
Total	$2,768	$3,138	$(370)	(11.8)%	$3,138	$3,220	$(82)	(2.5)%
Operating Expenses:
Land and other leasing	$762	$955	$(193)	(20.2)%	$955	$1,047	$(92)	(8.8)%
Water conservation	—	1,346	(1,346)	(100.0)%	1,346	1,206	140	11.6%
Other	16	6	10	166.7%	6	44	(38)	(86.4)%
Total	$778	$2,307	$(1,529)	(66.3)%	$2,307	$2,297	$10	0.4%
Gross Profit	$1,990	$831	$1,159	139.5%	$831	$923	$(92)	(10.0)%

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020, was primarily due to a reduction in the leased acreage relating to grazing and hunting leases. The reduction in the leased acreage was due to the sale of certain acres, which were previously included under these lease arrangements, thus resulting in fewer acres now being leased under these grazing and hunting leases.

The decrease in operating expenses from Land Management and Other Operations for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020, was primarily due to the Company no longer pursuing its dispersed water storage project and, therefore, incurring no water conservation expenses for the fiscal year ended September 30, 2021. On September 10, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Since the acres involved in the sale would have been critical to its planned dispersed water storage project, the Company decided to no longer pursue the related permit approval activities. Accordingly, the Company anticipates it will have no future expenses incurred relating to the dispersed water storage project. Additionally, the Company has seen a decrease in ad valorem taxes due to certain ranch land sales.

The slight decrease in revenues from Land Management and Other Operations for the fiscal year ended September 30, 2020, compared to the fiscal year ended September 30, 2019, was primarily due to a reduction in the leased acreage relating to a cattle grazing lease.

Upon the Company selling approximately 10,700 acres on the western part of Alico Ranch to the State of Florida, as mentioned above, and deciding to no longer pursue permit approval activities for this particular project, the Company wrote-down approximately $598,000 of assets relating to this project during the fourth quarter of the fiscal year ended September 30, 2020.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2021 were approximately $9,453,000, compared to approximately $10,998,000 for the fiscal year ended September 30, 2020.

The decrease in general and administrative expenses for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, was attributable to (i) a reduction in legal expense of approximately $805,000, primarily resulting from the receipt of insurance proceeds for the reimbursement of legal fees in the amount of approximately $658,000 during the fiscal year ended September 30, 2021 relating to corporate legal matters, (ii) a reduction in stock compensation expense of approximately $241,000 in light of the fact that in the prior fiscal year, in January 2020 certain stock options had vested, which in turn resulted in an acceleration of expense in that prior fiscal year, (iii) a reduction in payroll expenses for the fiscal year ended September 30, 2021 of approximately $259,000 relating to the resignation of a senior manager in December 2019 and the reduction in other administrative personnel made during fiscal year ended September 30, 2021 and (iv) a reduction in pension expense related to the Company’s deferred retirement benefit plan of approximately $207,000 as a result of the Company terminating such plan and paying out each of the plan participants in August 2020. Partially offsetting this decrease was the Company’s incurring of approximately $200,000 in corporate advisory fees in the fiscal year ended September 30, 2021.

General and administrative expenses for the fiscal year ended September 30, 2020 were approximately $10,998,000, compared to approximately $15,146,000 for the fiscal year ended September 30, 2019.

The decrease in general and administrative expenses for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, was primarily due to professional fees, relating to a corporate litigation matter, of approximately $2,300,000 being incurred for the fiscal year ended September 30, 2019. This litigation was settled, and no further expenses were incurred relating to this matter during the fiscal year ended September 30, 2020. Additionally, as part of this settlement, the Company recorded consulting and separation fees of $800,000 during the fiscal year ended September 30, 2019. The Company also experienced a reduction due to (i) a one-time pension expense related to its deferred retirement benefit plan of approximately $965,000 in fiscal year 2019, (ii) a reduction in payroll expenses for the fiscal year ended September 30, 2020 of approximately $331,000 relating to one of the senior managers resigning in December 2019 and a reduction in bonuses granted to senior management, (iii) a decrease in stock compensation expense of approximately $204,000 as a result of certain stock options expense being accelerated in fiscal year ended September 30, 2020 and (iv) other smaller decreases in rent, consulting and Board of Director fees aggregating approximately $445,000. Partially offsetting these decreases was a lower amount of stock compensation expense of $823,000 recognized in fiscal year ended September 30, 2019 as a result of a former senior executive forfeiting his stock options as part of the settled litigation and an increase in Directors and Officers insurance of approximately $247,000.

Other Income, net

Other income, net, for the fiscal years ended September 30, 2021 and 2020 was approximately $31,947,000 and approximately $24,456,000, respectively. The increase in other income, net was primarily due to the Company recognizing significant gains on sales of real estate, property and equipment and assets held for sale in both fiscal years. For the fiscal year ended September 30, 2021, the Company recorded gains on sale of real estate, property and equipment and assets held for sale of approximately $35,898,000 relating primarily to the sale of approximately 19,776 acres from the Alico Ranch to several third parties. For the fiscal year ended September 30, 2020, the Company recognized a gain on sale of real estate, property and equipment and assets held for sale of approximately $30,424,000. Additionally, a decrease in interest expense of approximately $1,994,000 for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, was primarily due to the reduction of the Company’s long-term debt from the making of mandatory principal payments and certain prepayments. In addition, the Company maintained lower balances on both its working capital line of credit and revolving line of credit, which also resulted in reduced interest expense.

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

Income Taxes

For the fiscal years ended September 30, 2021, 2020 and 2019, the provision for income taxes was approximately $11,567,000, $7,663,000 and $12,783,000, respectively, and the related effective income tax rates were approximately 24.94%, 24.42% and 25.45%, respectively. The increase in the dollar amount of the tax provision for the fiscal year ended September 30, 2021 is the result of the Company generating greater net income during the current fiscal year as compared to the prior fiscal year. The decrease in the dollar amount of the tax provision for the fiscal year ended September 30, 2020 was the result of the Company generating less net income during fiscal year 2020, as compared to the prior fiscal year.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2021	2020	Change
Cash and cash equivalents and restricted cash	$886	$19,687	$(18,801)
Total current assets	$54,913	$51,899	$3,014
Total current liabilities	$22,306	$21,158	$1,148
Working capital	$32,607	$30,741	$1,866
Total assets	$433,217	$423,937	$9,280
Principal amount of term loans and lines of credit	$126,294	$151,983	$(25,689)
Current ratio	2.46 to 1	2.45 to 1

Sources and Uses of Liquidity and Capital

Alico's business has historically generated positive net cash flows from operating activities. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company's credit facilities and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating, (ii) liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

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

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $69,664,000 is available for general use as of September 30, 2021, and a $25,000,000 revolving line of credit, all of which is available for general use as of September 30, 2021 (see Note 6. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and can be expected to continue to increase the available cash for the foreseeable future. With the increase in available cash, the Company could utilize the available cash for other possible uses such as paying down indebtedness, citrus grove acquisitions, share repurchases, and additional increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, pay down of indebtedness, engaging in share repurchases or paying increased dividends, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico's ability to pursue different growth and other corporate opportunities.

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

Alico debt covenants under its credit facilities are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $169,730,000 applicable for the year ended September 30, 2021, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2021, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash and cash equivalents and restricted cash decreased from approximately $19,687,000 as of September 30, 2020 to approximately $886,000 as of September 30, 2021. Cash and cash equivalents and restricted cash decreased from approximately $23,838,000 as of September 30, 2019 to approximately $19,687,000 as of September 30, 2020. The components of these changes are discussed below.

Consolidated Statements of Cash Flows

The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Net cash provided by operating activities	$16,504	$1,049	$48,832
Net cash (used in) provided by investing activities	(3,268)	9,489	(4,960)
Net cash used in financing activities	(32,037)	(14,689)	(52,294)
Net decrease in cash and cash equivalents and restricted cash	$(18,801)	$(4,151)	$(8,422)

Net Cash Provided By Operating Activities

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2021	2020	Change	2020	2019	Change
Net income	$34,820	$23,714	$11,106	$23,714	$37,450	$(13,736)
Depreciation, depletion and amortization	15,122	14,282	840	14,282	13,603	679
Debt issue costs expense	179	238	(59)	238	321	(83)
Deferred income tax expense	2,249	7,603	(5,354)	7,603	3,267	4,336
Cash surrender value	(14)	(10)	(4)	(10)	11	(21)
Deferred retirement benefits	—	(5,226)	5,226	(5,226)	829	(6,055)
Gain on sale of real estate, property and equipment and assets held for sale	(35,898)	(30,424)	(5,474)	(30,424)	(13,166)	(17,258)
Inventory net realizable value adjustment	—	—	—	—	808	(808)
Loss on disposal of property and equipment	2,338	1,382	956	1,382	244	1,138
Change in fair value of derivatives	—	—	—	—	989	(989)
Impairment of long-lived assets	—	598	(598)	598	152	446
Impairment of right-of-use asset	—	87	(87)	87	—	87
Insurance proceeds received for damage to property and equipment	(103)	—	(103)	—	(486)	486
Stock-based compensation expense	1,230	1,306	(76)	1,306	824	482
Change in working capital	(3,419)	(12,501)	9,082	(12,501)	3,986	(16,487)
Net cash provided by operating activities	$16,504	$1,049	$15,455	$1,049	$48,832	$(47,783)

The increase in net cash provided by operating activities for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, was primarily due to an increase in net income and an increase in working capital which was primarily driven by an increase in accounts payable and timing of income tax payments. The increase in accounts payable relates to the timing and billing of fertilizer and chemical applications in the citrus groves. Offsetting a significant portion of this increase was the amount of gain on sale of real estate, property and equipment and assets held for sale being greater in the fiscal year ended September 30, 2021 as compared to the prior year, primarily resulting from a greater number of acres being sold in the current fiscal year.

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

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2021	2020	Change	2020	2019	Change
Purchases of property and equipment	$(22,258)	$(18,785)	$(3,473)	$(18,785)	$(18,050)	$(735)
Purchases of citrus groves	(18,527)	(2,920)	(15,607)	(2,920)	(1,950)	(970)
Net proceeds from sale of real estate, property and equipment and assets held for sale	37,266	31,541	5,725	31,541	14,602	16,939
Insurance proceeds received for damage to property and equipment	103	—	103	—	486	(486)
Change in deposits on purchase of citrus trees	217	(458)	675	(458)	(108)	(350)
Advances on notes receivables, net	371	136	235	136	60	76
Purchases of mineral rights	(453)	—	(453)	—	—	—
Other	13	(25)	38	(25)	—	(25)
Net cash (used in) provided by investing activities	$(3,268)	$9,489	$(12,757)	$9,489	$(4,960)	$14,449

The shift from net cash provided by investing activities for the fiscal year ended September 30, 2020 to net cash used in investing activities for the fiscal year ended September 30, 2021 was primarily due to the use of funds to purchase approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000 in October 2020 and the acquisition of additional smaller citrus groves. Partially offsetting this shift was net proceeds received for the sale of real estate, property and equipment and assets held for sale being greater in the fiscal year ended September 30, 2021 as compared to the same period in the prior year (see Note 4. “Assets Held for Sale” and Note 5. “Property & Equipment, Net” to the accompanying Consolidated Financial Statements), including the Company’s receipt of approximately $5,725,000 more proceeds from the sale of ranch land to various third parties than the proceeds received in the fiscal year ended September 30, 2020.

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

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2021	2020	Change	2020	2019	Change
Repayments on revolving lines of credit	$(50,735)	$(114,581)	$63,846	$(114,581)	$(89,231)	$(25,350)
Borrowings on revolving lines of credit	47,793	117,523	(69,730)	117,523	86,546	30,977
Principal payments on term loans	(21,957)	(15,198)	(6,759)	(15,198)	(10,900)	(4,298)
Treasury stock purchases	—	(238)	238	(238)	(25,576)	25,338
Payment on termination of sugarcane agreement	—	—	—	—	(11,300)	11,300
Dividends paid	(7,138)	(2,466)	(4,672)	(2,466)	(1,833)	(633)
Deferred financing costs	—	(23)	23	(23)	—	(23)
Capital contribution received from noncontrolling interest	—	294	(294)	294	—	294
Net cash used in financing activities	$(32,037)	$(14,689)	$(17,348)	$(14,689)	$(52,294)	$37,605

The increase in net cash used in financing activities for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, was primarily due to the Company paying down a greater amount on its long-term debt during the fiscal year ended September 30, 2021, as compared to the prior year. During fiscal year ended September 30, 2021, the Company prepaid approximately $10,312,000 of principal on its fixed rate term loans with MetLife and also paid approximately $4,070,000 of principal on one of its loans outstanding with Prudential which matured in September 2021. Partially offsetting these increased payments was the conversion of the Company’s Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due on November 1, 2029. Additionally, the Company paid a greater amount of dividends to stockholders of the Company’s common stock during the current fiscal year, as compared to the prior year, as a result of the Company increasing its annual dividend to $2.00 per common share in June 2021. The Company also paid down, net of borrowings, its revolving line of credit during the current fiscal year.

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

Alico had $0 outstanding on its revolving lines of credit as of September 30, 2021 and approximately $94,664,000 remaining availability.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of September 30, 2021, there was approximately $336,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.

Contractual Obligations

Alico has various contractual obligations which are fixed and determinable. The following table presents the Company's significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2021 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt	$126,294	$4,285	$8,570	$8,570	$104,869
Interest on Long-Term Debt	30,176	4,281	8,182	7,676	10,037
Operating Leases	371	324	47	—	—
Tree Purchase Commitments	2,405	2,405	—	—	—
Total	$159,246	$11,295	$16,799	$16,246	$114,906

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2021, the Company had approximately $2,405,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Impact of Inflation and Changing Prices

Our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including commodity hedging and pursuing cost productivity initiatives. We experienced higher inflation in 2021 and expect to experience increased inflation in 2022. Pricing actions and supply chain productivity initiatives introduced at the end of 2021 will mitigate a portion of this inflationary pressure, but we do not expect such benefits will fully offset the incremental costs in 2022.

Critical Accounting Policies and Estimates

Alico's Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. Management considers an accounting estimate to be critical if it is made in accordance with generally accepted accounting principles, involves a significant level of estimation uncertainty, and has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations. Alico considers policies and estimates relating to the following matters to be critical accounting policies:

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal years ended September 30, 2021, 2020 and 2019, the Company did not record any valuation allowances. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2021 and 2020, long-lived assets were comprised of property and equipment.

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

Impact of Accounting Pronouncements

See Item 8. "Financial Statements and Supplementary Data" - Note 1. "Description of Business and Basis of Presentation" for additional information about the impact of accounting pronouncements.

Subsequent Events

On October 15, 2021 and November 5, 2021, the Company awarded 2,500 and 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $35.77 per common share, with 2,500 vesting on January 1, 2022 and the remaining shares vesting on January 1, 2023.

On December 2, 2021, the Board of Directors of the Company declared a cash dividend for the first quarter of fiscal year 2022 of $0.50 per share on its outstanding common stock to be paid to stockholders of record as of December 31, 2021, with payment expected on January 14, 2022.

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico Ranch for approximately $5,675,000 pursuant to an option agreement entered into on September 21, 2021 between the State of Florida and the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2021. The Company held various financial instruments as of September 30, 2021 and 2020, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

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

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $395,000 for the fiscal year ended September 30, 2021.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alico, Inc. and its subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Orlando, Florida

December 7, 2021

ALICO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$886	$3,163
Accounts receivable, net	6,105	4,347
Inventories	43,377	40,855
Income tax receivable	3,233	781
Assets held for sale	160	1,366
Prepaid expenses and other current assets	1,152	1,387
Total current assets	54,913	51,899
Restricted cash	—	16,524
Property and equipment, net	373,231	350,061
Goodwill	2,246	2,246
Other non-current assets	2,827	3,207
Total assets	$433,217	$423,937
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,274	$3,533
Accrued liabilities	9,872	7,095
Long-term debt, current portion	4,285	9,145
Other current liabilities	875	1,385
Total current liabilities	22,306	21,158
Long-term debt:
Principal amount, net of current portion	122,009	139,106
Less: deferred financing costs, net	(986)	(1,151)
Long-term debt less current portion and deferred financing costs, net	121,023	137,955
Lines of credit	—	2,942
Deferred income tax liabilities, net	41,977	39,728
Other liabilities	306	372
Total liabilities	185,612	202,155
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,526,004 and 7,492,524 shares outstanding at September 30, 2021 and September 30, 2020, respectively	8,416	8,416
Additional paid in capital	19,989	19,685
Treasury stock, at cost, 890,141 and 923,621 shares held at September 30, 2021 and September 30, 2020, respectively	(29,853)	(30,779)
Retained earnings	243,651	219,019
Total Alico stockholders' equity	242,203	216,341
Noncontrolling interest	5,402	5,441
Total stockholders' equity	247,605	221,782
Total liabilities and stockholders' equity	$433,217	$423,937

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2021	2020	2019
Operating revenues:
Alico Citrus	$105,796	$89,369	$119,031
Land Management and Other Operations	2,768	3,138	3,220
Total operating revenues	108,564	92,507	122,251
Operating expenses:
Alico Citrus	83,893	72,281	59,594
Land Management and Other Operations	778	2,307	2,297
Total operating expenses	84,671	74,588	61,891
Gross profit	23,893	17,919	60,360
General and administrative expenses	9,453	10,998	15,146
Income from operations	14,440	6,921	45,214
Other income (expense):
Investment and interest income, net	23	98	49
Interest expense	(3,987)	(5,981)	(7,180)
Gains on sale of real estate, property and equipment and assets held for sale	35,898	30,424	13,166
Change in fair value of derivatives	—	—	(989)
Other income (expense), net	13	(85)	(27)
Total other income, net	31,947	24,456	5,019
Income before income taxes	46,387	31,377	50,233
Income tax provision	11,567	7,663	12,783
Net income	34,820	23,714	37,450
Net loss (income) attributable to noncontrolling interests	39	(52)	383
Net income attributable to Alico, Inc. common stockholders	$34,859	$23,662	$37,833
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$4.64	$3.16	$5.06
Diluted	$4.64	$3.16	$5.05
Weighted-average number of common shares outstanding:
Basic	7,516	7,484	7,472
Diluted	7,519	7,496	7,493
Cash dividends declared per common share	$1.36	$0.36	$0.24

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Common stock		Additional Paid-In	Treasury	Retained	Total Alico, Inc.	Non- controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
September 30, 2018	8,416	$8,416	$20,126	$(7,536)	$151,111	$172,117	$5,478	$177,595
Net income (loss)	—	—	—	—	37,833	37,833	(383)	37,450
Dividends	—	—	—	—	(1,792)	(1,792)	—	(1,792)
Treasury stock purchases	—	—	—	(25,576)	—	(25,576)	—	(25,576)
ASC 610-20 adoption	—	—	—	—	10,897	10,897	—	10,897
Stock-based compensation:
Directors	—	—	(300)	1,169	—	869	—	869
Executives	—	—	778	—	—	778	—	778
Executive forfeiture	—	—	(823)	—	—	(823)	—	(823)
September 30, 2019	8,416	8,416	19,781	(31,943)	198,049	194,303	5,095	199,398
Net income	—	—	—	—	23,662	23,662	52	23,714
Dividends	—	—	—	—	(2,692)	(2,692)	—	(2,692)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	294	294
Stock-based compensation:
Directors	—	—	(669)	1,402	—	733	—	733
Executives and managers	—	—	573	—	—	573	—	573
September 30, 2020	8,416	8,416	19,685	(30,779)	219,019	216,341	5,441	221,782
Net income (loss)	—	—	—	—	34,859	34,859	(39)	34,820
Dividends	—	—	—	—	(10,227)	(10,227)	—	(10,227)
Stock-based compensation:
Directors	—	—	74	770	—	844	—	844
Executives and managers	—	—	230	156	—	386	—	386
September 30, 2021	8,416	$8,416	$19,989	$(29,853)	$243,651	$242,203	$5,402	$247,605

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2021	2020	2019
Net cash provided by operating activities:
Net income	$34,820	$23,714	$37,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,122	14,282	13,603
Debt issue costs expense	179	238	321
Deferred income tax expense	2,249	7,603	3,267
Cash surrender value	(14)	(10)	11
Deferred retirement (expense) benefit	—	(5,226)	829
Gain on sale of real estate, property and equipment and assets held for sale	(35,898)	(30,424)	(13,166)
Inventory net realizable value adjustment	—	—	808
Loss on disposal of property and equipment	2,338	1,382	244
Change in fair value of derivatives	—	—	989
Impairment of long-lived assets	—	598	152
Impairment of right-of-use-asset	—	87	—
Insurance proceeds received for damage to property and equipment	(103)	—	(486)
Stock-based compensation expense	1,230	1,306	824
Changes in operating assets and liabilities:
Accounts receivable	(1,758)	(3,634)	1,531
Inventories	(2,522)	(712)	82
Prepaid expenses	(115)	(135)	(211)
Income tax receivable	(2,452)	(781)	15
Other assets	575	(839)	288
Accounts payable and accrued liabilities	3,429	(1,530)	(1,113)
Income tax payable	—	(5,536)	3,216
Other liabilities	(576)	666	178
Net cash provided by operating activities	16,504	1,049	48,832
Cash flows from investing activities:
Purchases of property and equipment	(22,258)	(18,785)	(18,050)
Purchases of citrus groves	(18,527)	(2,920)	(1,950)
Net proceeds from sale of real estate, property and equipment and assets held for sale	37,266	31,541	14,602
Insurance proceeds received for damage to property and equipment	103	—	486
Change in deposits on purchase of citrus trees	217	(458)	(108)
Advances on notes receivables, net	371	136	60
Purchases of mineral rights	(453)	—	—
Other	13	(25)	—
Net cash (used in) provided by investing activities	(3,268)	9,489	(4,960)
Cash flows from financing activities:
Repayments on revolving lines of credit	(50,735)	(114,581)	(89,231)
Borrowings on revolving lines of credit	47,793	117,523	86,546
Principal payments on term loans	(21,957)	(15,198)	(10,900)
Treasury stock purchases	—	(238)	(25,576)
Payment on termination of sugarcane agreement	—	—	(11,300)
Dividends paid	(7,138)	(2,466)	(1,833)
Deferred financing costs	—	(23)	—
Capital contribution received from noncontrolling interest	—	294	—
Net cash used in financing activities	(32,037)	(14,689)	(52,294)
Net decrease in cash and cash equivalents and restricted cash	(18,801)	(4,151)	(8,422)
Cash and cash equivalents and restricted cash at beginning of the period	19,687	23,838	32,260
Cash and cash equivalents and restricted cash at end of the period	$886	$19,687	$23,838
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$3,940	$5,832	$6,940
Cash paid for income taxes	$11,770	$6,403	$6,285
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$3,763	$674	$449

See accompanying notes to the consolidated financial statements.

ALICO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 83,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon its two business segments (Alico Citrus and Land Management and Other Operations).

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

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net loss of $79,479 for the fiscal year ended September 30, 2021, net income of $107,051 for the fiscal year ended September 30, 2020, and a net loss of $781,783 for the fiscal year ended September 30, 2019, respectively, of which a net loss of $40,535, a net income of $54,596, and a net loss of $398,709 were attributable to the Company for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The shift to net income for the fiscal year ended September 30, 2020 was the result of reimbursements received under the federal relief program relating to Hurricane Irma, aggregating approximately $493,000.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. Because LIBOR will cease to exist, the Company will need to renegotiate its loan agreements but the Company cannot predict what alternative index would be negotiated with its lenders. ASU 2020-04 is currently effective on or before December 31, 2022 and upon adoption may be applied prospectively to contract modifications made. The Company is currently assessing the impact of adopting this standard and the impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 became effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard is effective for the Company on October 1, 2020, with early adoption permitted. The Company adopted ASU 2018-19 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) posted an Emergency Temporary Standard (“ETS”) on mandating that all private employers with 100 or more employees ensure their employees are COVID-19 fully vaccinated before entering the employer’s worksite or, at the employer’s option, require employees who remain unvaccinated and want to come to the worksite to wear an approved face covering and produce a negative COVID-19 test at least weekly. Pursuant to the ETS, employers must offer up to four hours of additional paid time off, including travel time, per vaccine dose to allow employees to be vaccinated and reasonable time and paid sick leave to recover from side effects experienced after each vaccine dose. Pursuant to the ETS, the ETS remains in effect for a maximum of six months. This ETS implements President Biden’s COVID-19 Action Plan, which aims to accelerate the pace of COVID-19 vaccinations in the United States.

Pursuant to the ETS, the ETS is effective immediately upon its publication in the Federal Register. Pursuant to the ETS, employers must comply with most requirements within 30 days of publication (December 5th) and with optional testing requirements within 60 days of publication (January 4th). Employees who have completed their vaccination by that date do not have to be tested, even if they have not yet completed the 2-week waiting period. On November 6, 2021, the Fifth Circuit Court of Appeals granted an emergency motion to stay enforcement of the ETS, subject to the resolution of ongoing litigation challenging the constitutionality of the ETS. The order enjoins the federal government from taking any action to enforce the ETS while it is in effect. On November 12, 2021, the Fifth Circuit Court of Appeals reaffirmed its suspension of the ETS and, on November 16, 2021, OSHA announced it suspended its activities related to the implementation and enforcement of the ETS pending future developments in the litigation. It is unknown how long the Fifth Circuit’s stay will remain in place. The Sixth Circuit Court of Appeals was selected through the lottery system on November 16, 2021, to hear a consolidated action concerning multiple challenges to the ETS and is authorized to uphold or lift the Fifth Circuit Court of Appeals order.

Also, a number of state governments have considered legislation related to employer vaccine mandates during the pandemic. OSHA maintains that its ETS preempts these laws, but states such as the State of Florida disagree. On November 17, 2021, the Florida legislature passed legislation, which was signed into law on November 18, 2021 and codified at section 381.00317, Florida Statutes, prohibiting private-sector employers from implementing a COVID-19 vaccination mandate for full-time, part-time, or contract employees without providing at least five individual exemptions, including, but not limited to, pregnancy or anticipated pregnancy; religious reasons; COVID-19 immunity; periodic testing; and the use of employer-provided personal protective equipment. If an employer fails to comply with the new law and terminates an employee based on a COVID-19 vaccination mandate, then the employer will be subject to a fine of up to $50,000 per violation.

The Company plans to monitor conflicting guidance from the State of Florida and the federal government and adjust its policies in accordance with the resolution of the ongoing litigation in the federal courts.

Since the commencement of COVID-19 in March 2020, the Company took steps to allow and encourage greater separation for our employed and contracted field workers and has worked with its harvesters, haulers, and suppliers to minimize interactions. For the continued protection of our employees and in accordance with the OSHA mandate, the Company intends to comply with all requirements as outlined in the ETS that was published on November 4, 2021, to the extent consistent with applicable law.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under contracts, whereby pricing is based off a cost-plus structure methodology, are paid at the final prior year rate. Any adjustments to pricing as a result of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2021 and 2020, the Company had total receivables relating to sales of citrus of $3,161,000 and $584,000, respectively, recorded in Accounts Receivable, net, in the Consolidated Balance Sheets.

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

Disaggregated Revenue

Revenues disaggregated by significant products and services for the fiscal years ended September 30, 2021, 2020 and 2019 are as follows:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Alico Citrus
Early and Mid-Season	$31,525	$31,303	$39,574
Valencias	55,918	50,060	73,480
Fresh fruit	608	2,321	3,629
Grove management services	16,983	4,599	1,342
Other	762	1,086	1,006
Total	$105,796	$89,369	$119,031

Land Management and Other Operations
Land and other leasing	$2,404	$2,683	$2,787
Other	364	455	433
Total	$2,768	$3,138	$3,220
Total Revenues	$108,564	$92,507	$122,251

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2021, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

Restricted cash was comprised of certain cash receipts from the sale of property which was being held specifically for the purpose of deferring a tax impact on the gain on sale of the property and other cash received from the sale of certain assets in which the use of funds were restricted.

In September 2020, the Company sold certain sections of the West Ranch, from which a portion of the net cash proceeds amounting to $16,524,000 were being held by a qualified intermediary in coordination to purchase a like-kind asset and defer a portion of the gain on sale of the ranch land. Such funds were included in restricted cash as of September 30, 2020. In October 2020, the Company closed on a purchase of a like-kind asset and used all of these net cash proceeds which were being held by the intermediary.

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

The following table presents accounts receivable, net, as of September 30, 2021 and 2020:

(in thousands)	September 30,
	2021	2020
Accounts receivable	$6,118	$4,384
Allowance for doubtful accounts	(13)	(37)
Accounts receivable, net	$6,105	$4,347

Concentrations

Accounts receivable from the Company’s major customer as of September 30, 2021 and 2020 and revenue from such customer for the fiscal years ended September 30, 2021, 2020 and 2019, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2021	2020	2021	2020	2019	2021	2020	2019
Tropicana	$3,066	$—	$84,136	$80,388	$108,318	77.5%	86.9%	88.6%

The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.

The overall decrease in Tropicana revenue as a percentage of sales was due to an agreement entered into in July 2020 with an affiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these citrus grove caretaking management services. For the fiscal year ended September 30, 2021, under this agreement, the Company recorded approximately $15,752,000 of operating revenue relating to these grove management services, including the management fee. Excluding these revenues for these citrus grove caretaking and harvest and haul management services, revenue from Tropicana represents approximately 90.1% of total revenues for the fiscal year ended September 30, 2021. In addition, most of the citrus from the managed groves is also sold to Tropicana, so the revenues from grove caretaking is indirectly related to payments received from Tropicana.

Real Estate

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” (ASC 610-20): This standard clarified the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets and clarified the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. The standard provided guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The Company recognizes a gain on the sale of real estate as outlined by ASC 610-20.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico's cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. For fiscal year ended September 30, 2021 the Company did not record impairments of its long-lived assets. For the fiscal years ended September 30, 2020 and 2019, the Company recorded impairments of its long-lived assets (see Note 5. “Property and Equipment, Net”). As of September 30, 2021 and 2020, long-lived assets were comprised of property and equipment.

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

The carrying value of goodwill is tested for impairment annually as of September 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2021 and 2020, no impairment was required.

Other Non-Current Assets

Other non-current assets primarily include intangible assets relating to mineral rights, water permits, right-of-use assets relating to lease obligations, investments owned in agricultural cooperatives, cash surrender value on life insurance, and deposits on the purchase of citrus trees. Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal years ended September 30, 2021, 2020 and 2019, the Company did not record any valuation allowances. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Weighted Average Common Shares Outstanding - Basic	7,516	7,484	7,472
Effect of dilutive securities - stock options and unrestricted stock	3	12	21
Weighted Average Common Shares Outstanding - Diluted	7,519	7,496	7,493

For the fiscal years ended September 30, 2021, 2020 and 2019, respectively, the Company issued 0, 118,000, and 10,000, stock options to certain executives and managers of the Company. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury.

Total stock-based compensation expense for the three years ended September 30, 2021, 2020 and 2019 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Stock-based compensation expense:
Executives	$349	$497	$778
Management	37	76	—
Executive forfeitures	—	—	(823)
Board of Directors	844	733	869
Total stock-based compensation expense	$1,230	$1,306	$824

Note 3. Inventories

Inventories consist of the following at September 30, 2021 and 2020:

(in thousands)	September 30,
	2021	2020
Unharvested fruit crop on the trees	$42,117	$40,265
Other	1,260	590
Total inventories	$43,377	$40,855

The Company records its inventory at the lower of cost or net realizable value. For the fiscal year ended September 30, 2019, the Company recorded adjustments of approximately $808,000 to reduce inventory to net realizable value. This adjustment to inventory is included in operating expenses in the Consolidated Statements of Operations.

In September 2017, the State of Florida’s citrus business, including the Company’s unharvested citrus crop, was significantly impacted by Hurricane Irma. The impact of Hurricane Irma resulted in the premature drop of unharvested fruit and damage to citrus trees.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company received approximately $4,299,000, $4,629,000, and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations. The remaining portion of the funds that are due to Alico under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,000,000. In October 2021, the Company received its first portion of this crop insurance expense reimbursement in an amount equal to approximately $1,000,000 and is expected to receive the remaining portion in fiscal 2023.

Note 4. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2021 and September 30, 2020:

(in thousands)	Carrying Value
	Fiscal Year Ended September 30,
	2021	2020
Ranch	$160	$1,366
Total Assets Held for Sale	$160	$1,366

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

On December 18, 2020, the Company sold approximately 600 acres of the Alico Ranch for approximately $2,630,000 and recognized a gain of approximately $2,550,000.

Additionally, during fiscal year 2021, the Company sold an aggregate of approximately 1,742 acres of the Alico Ranch to various third parties for approximately $8,286,000 and recognized a gain of approximately $7,697,000. One of these sales transactions, consisting of approximately 97 acres, was sold to an employee of the Company for approximately $392,000.

On September 10, 2020, the State of Florida purchased, under the Florida Forever program, approximately 10,700 acres of the Alico Ranch for approximately $28,500,000 pursuant to an option agreement entered between the State of Florida and the Company. The Company recognized a gain of approximately $27,470,000, which is included in Gain on sale of real estate, property and equipment and assets held for sale in the Consolidated Statements of Operations. The Company subsequently used a portion of the net cash proceeds to purchase a like-kind asset in October 2020, which allowed the Company to defer a portion of the tax impact of the gain on sale of the ranch lands.

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,980,000 and realized a gain of approximately $2,748,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which will allow the Company to defer substantially all of the tax impact of the gain on sale of the ranch land.

The Company recorded no impairment loss during the fiscal year ended September 30, 2021 and 2020. The Company recorded an impairment loss on assets held for sale of approximately $152,000 for the fiscal year ended September 30, 2019. These impairment losses were included in operating expenses on the Consolidated Statements of Operations.

The Company has used a portion of the proceeds from these various asset sales to pay down debt (see Note 6. "Long-Term Debt and Lines of Credit"), purchase citrus groves and fund the increased dividend and plans to use the remaining cash proceeds from the sale of these assets to purchase other citrus groves, pay down other debt and to fund future working capital requirements and for other corporate purposes.

Note 5. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2021 and September 30, 2020:

(in thousands)	September 30,
	2021	2020
Citrus trees	$320,245	$296,012
Equipment and other facilities	57,584	55,593
Buildings and improvements	8,494	8,128
Total depreciable properties	386,323	359,733
Less: accumulated depreciation and depletion	(127,046)	(115,440)
Net depreciable properties	259,277	244,293
Land and land improvements	113,954	105,768
Property and equipment, net	$373,231	$350,061

For the fiscal years ended September 30, 2021 and 2019, the Company did not record any impairments and for the fiscal year ended September 30, 2020, the Company recorded approximately $598,000 of impairments on property and equipment. This impairment resulted from the sale of a portion of the Alico Ranch to the State of Florida comprising approximately 10,700 acres on the western part of the ranch (see Note 4. Assets Held For Sale) and because the sale of those acres affected the proposed dispersed water management project, the Company decided to suspend all permit approval activities for its dispersed water management project and the Company wrote-down the assets relating to this project during the fourth quarter of the fiscal year ended September 30, 2020. This impairment relates to the Company’s Land Management and Other Operations segment and was recorded in Operating Expenses in the Consolidated Statement of Operations.

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

On May 4, 2020, the Company purchased 334 citrus acres for approximately $2,850,000. This acquisition complements the Company’s existing citrus acres as these acres are located adjacent to existing groves in the Frostproof area. Additionally, this purchase was part of a like-kind exchange transaction, which allowed the Company to defer taxes relating to the sale of certain sections of the Alico Ranch.

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

Note 6. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at September 30, 2021 and September 30, 2020:

	September 30, 2021		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$524	$83,438	$621
Met Variable-Rate Term Loans	38,094	241	40,969	286
Met Citree Term Loan	4,263	31	4,512	36
Pru Loans A & B	13,937	190	15,097	207
Pru Loan E	—	—	4,235	1
	126,294	986	148,251	1,151
Less current portion	4,285	—	9,145	—
Long-term debt	$122,009	$986	$139,106	$1,151

The following table summarizes amounts outstanding under lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2021 and September 30, 2020:

	September 30, 2021		September 30, 2020
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$126	$—	$141
WCLC	—	—	2,942	—
Lines of Credit	$—	$126	$2,942	$141

Future maturities of long-term debt and lines of credit as of September 30, 2021 are as follows:

(in thousands)	September 30, 2021
Due within one year	$4,285
Due between one and two years	4,285
Due between two and three years	4,285
Due between three and four years	4,285
Due between four and five years	4,285
Due beyond five years	104,869
Total future maturities	$126,294

Interest costs expensed and capitalized were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Interest expense	$3,987	$5,981	$7,180
Interest capitalized	1,431	1,228	1,019
Total	$5,418	$7,209	$8,199

Debt

The Company's credit facilities consist of fixed interest rate term loans originally in the amount of $125,000,000 (“Met Fixed-Rate Term Loans”), variable interest rate term loans originally in the amount of, $57,500,000 (“Met Variable-Rate Term Loans”), a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and originally included 5,800 gross acres of ranch land. In April 2021, the 5,800 gross acres of ranch land was released as security against the term loans and RLOC and only the 38,200 gross acres of citrus groves remain as security for the term loans and RLOC. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

Initially, the Met Fixed-Rate Term Loans were subject to quarterly principal payments of $1,562,500 and bore interest at 4.15% per annum. Effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which, in the aggregate have a balance of $70,000,000 after the prepayment of $10,312,500 made in April 2021, have a balance of $70,000,000 to be interest only with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, was adjusted to 3.85%. As part of this modification, the Company no longer has the prepayment option previously allowed under the arrangement.

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $718,750 and bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread is subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019 or at May 1, 2021. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 1.78% per annum and 1.91% per annum as of September 30, 2021 and September 30, 2020, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made on May 1, 2019 or on May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.78% per annum and 1.91% per annum as of September 30, 2021 and September 30, 2020, respectively. Availability under the RLOC was $25,000,000 as of September 30, 2021.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one-month LIBOR, plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.83% per annum and 1.90% per annum as of September 30, 2021 and September 30, 2020, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf, of which $336,000 was issued as of September 30, 2021. Availability under the WCLC was approximately $69,664,000 and $66,659,000 as of September 30, 2021 and September 30, 2020, respectively.

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

There were no amounts outstanding on the WCLC on September 30, 2021 and approximately $2,942,000 outstanding on the WCLC on September 30, 2020.

In March 2020, as a precautionary measure, the Company drew down an aggregate of $70,000,000 on its revolving credit facilities; $20,000,000 on its RLOC and $50,000,000 on its WCLC. This decision was made to safeguard the Company’s liquidity and to increase available cash on hand in the event of a more protracted COVID-19 outbreak. As of September 30, 2021, the Company had repaid all of the balances on these credit facilities.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred for the fiscal years ended September 30, 2020 in connection with letters of credit. All costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $891,000 and approximately $1,048,000 at September 30, 2021 and September 30, 2020, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $169,730,000 applicable for the year ended September 30, 2021, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2021, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. On September 30, 2021 and 2020, there was an outstanding balance of $4,263,000 and $4,512,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $31,000 and $36,000 on September 30, 2021 and 2020, respectively.

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

The Company is continuing to evaluate the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, the Company has debt instruments in place that reference one-month and three-month LIBOR-based rates. The transition from LIBOR, as mentioned above is estimated to take place in fiscal 2023 and management will continue to actively assess the related opportunities and risks involved in this transition.

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000 with principal of $55,000 per loan being payable quarterly, together with accrued interest. In November 2019, the Company prepaid Pru Loan F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments on its Pru Loans was reduced by $220,000 per annum. Pru Loan E, which matured September 1, 2021, was satisfied in full. After this payment, the two additional loans have been paid and the Company has no further obligation under either of these loans. The loans were collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida.

The remaining Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2021.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $190,000 and $208,000 at September 30, 2021 and 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2021 and September 30, 2020:

(in thousands)	September 30,
	2021	2020
Ad valorem taxes	$2,018	$2,057
Accrued interest	888	1,020
Accrued employee wages and benefits	2,105	2,214
Accrued dividends	3,763	674
Consulting and separation charges	—	146
Accrued insurance	618	636
Professional fees	348	201
Other accrued liabilities	132	147
Total accrued liabilities	$9,872	$7,095

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

As of September 30, 2021 and 2020, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.

Management Security Plan

During August 2020, the Company paid out a lump sum of approximately $5,175,000 to all beneficiaries in the Management Security Plan, following the equivalent annuity approach. The Company used a third-party service provider to assist in the evaluation of investments in this plan. For prior year investment valuations, the Company used current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants in order to determine values. As of September 30, 2021, due to the lump sum payment made in August 2020, the deferred retirements benefit was zero.

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $844,000, $733,000 and $869,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Restricted Stock

In November 2017, a senior executive was awarded 5,000 restricted shares of the Company’s common stock (“Restricted Stock”) under the 2015 Plan at a weighted average fair value of $31.95 per common share, vesting over 2.5 years.

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

The following table represents a summary of the status of the Company’s nonvested shares:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested Shares at September 30, 2018	7,333	$41.46
Vested during fiscal year 2019	(1,667)	31.95
Nonvested Shares at September 30, 2019	5,666	44.26
Vested during fiscal year 2020	(5,666)	44.26
Nonvested Shares at September 30, 2020	—	—
Granted during fiscal year 2021	5,885	31.20
Nonvested Shares at September 30, 2021	5,885	$31.20

Stock compensation expense related to the Restricted Stock totaled approximately $144,000, $69,000, and $104,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. There was approximately $40,000 and $0 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at September 30, 2021 and September 30, 2020, respectively.

For the fiscal year ended September 30, 2021, no shares vested.

For the fiscal year ended September 30, 2020, 5,666 shares with a grant date fair value of approximately $251,000 became fully vested.

For the fiscal year ended September 30, 2019, 1,667 shares with a grant date fair value of approximately $53,000 became fully vested.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022, then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the fiscal year ended September 30, 2021, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants vested at September 30, 2021.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $40.00 per share for twenty consecutive days; accordingly, none of the 2019 Option Grants are vested at September 30, 2021.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the fiscal year ended September 30, 2021, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional stock options of Mr. Kiernan's 2018 Option Grants vested at September 30, 2021. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited, vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, and as noted below, such Option Grants issued to Mr. Trafelet have subsequently all been forfeited.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016.  The option price was set at $27.15, the closing price on December 31, 2016.  The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $75.00; (iii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $90.00; and (iv) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $60.00 per share for twenty consecutive days; accordingly, none of the 2016 Option Grants are vested at September 30, 2021. All the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Pursuant to an Alico Settlement Agreement dated February 11, 2019 (described in Note 15. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that were to vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeded $35.00 per share and 26,250 stock options that were to vest if the minimum price of Alico's common stock over 20 consecutive trading days exceeded $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Alico Settlement Agreement (collectively, the "Retained Options"). Any Retained Options that vest in accordance with their terms were to expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Alico Settlement Agreement were to be forfeited as of such first anniversary. Although, by the first anniversary of the Alico Settlement Agreement, the Company’s common stock traded above $35.00 per share for a consecutive twenty days and thus 26,250 stock options from the 2019 Modified Options Grant vested, such Retained Options were not exercised within six months following the date on which such Retained Options vested, and accordingly they were forfeited. Additionally, since the stock did not trade above $40.00 per share for a consecutive twenty days by the first anniversary of the date of the Alico Settlement Agreement, the other 26,250 stock options from the 2019 Modified Option Grants never vested and were forfeited.

Forfeitures of all stock options were recognized as incurred.

The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance - September 30, 2019	227,500	$31.46	1.22	—
Granted during fiscal year 2020	118,000	33.96	2.25	—
Forfeitures/expired during fiscal year 2020	(52,500)	33.60	—	—
Balance - September 30, 2020	293,000	32.09	1.79	—
Forfeitures/expired during fiscal year 2021	(75,000)	27.15	—	—
Balance - September 30, 2021	218,000	$33.78	0.79	—

Stock compensation expense related to the options totaled approximately $242,000, $504,000, and $674,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

At September 30, 2021 and September 30, 2020, there was approximately $134,000 and $376,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost as of September 30, 2021 is expected to be recognized over a weighted-average period of 0.72 years.

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

As of September 30, 2021, there remained 1,014,500 common shares available for issuance under the 2015 Plan.

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

The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2021, 2020 and 2019:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2021	—	$—	—	$—
2020	7,000	$33.95	1,481,640	$238
2019	752,234	$34.00	1,474,640	$25,576

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost
Balance at September 30, 2018	216,188	$7,536
Purchased	752,234	25,576
Issued to Employees and Directors	(28,790)	(1,169)
Balance at September 30, 2019	939,632	31,943
Purchased	7,000	238
Issued to Employees and Directors	(23,011)	(1,402)
Balance at September 30, 2020	923,621	30,779
Purchased	—	—
Issued to Employees and Directors	(33,480)	(926)
Balance at September 30, 2021	890,141	$29,853

Note 11. Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act contains significant changes to corporate taxes, including a permanent reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The 21% U.S. corporate tax rate is fully applicable to the fiscal year ended September 30, 2019 and each year thereafter.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense, and accelerated the timeframe for refunds of AMT credit carryovers. From a federal tax reporting standpoint, the Company had a federal tax net operating loss (“NOL”) in the amount of $2,390,415 for the fiscal year ended September 30, 2020 and, pursuant to the provisions of the CARES Act, Form 1139 was filed for the NOL carryback during fiscal year ended September 30, 2021, resulting in a refund due of $580,314.

In October 2019, the Internal Revenue Service concluded their audit of the September 30, 2015 tax year with no changes. The Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2017.

The income tax provision for the years ended September 30, 2021, 2020 and 2019 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Current:
Federal income tax	$7,347	$131	$7,314
State income tax	1,971	(71)	2,202
Total current	9,318	60	9,516

Deferred:
Federal income tax	2,144	6,151	2,995
State income tax	105	1,452	272
Total deferred	2,249	7,603	3,267
Income tax provision	$11,567	$7,663	$12,783

Income tax provision attributable to income before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for each of the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively, as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Income tax at the statutory federal rate	$9,741	$6,568	$10,587
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,645	1,217	1,947
Permanent and other reconciling items, net	41	170	166
State rate change	—	(156)	—
Other	140	(136)	83
Income tax provision	$11,567	$7,663	$12,783

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2021, and 2020 are presented below:

(in thousands)	September 30,
	2021	2020
Deferred tax assets:
Goodwill	$14,463	$16,304
Inventories	744	813
Stock compensation	212	314
Intangibles	454	508
Other	146	203
Total deferred tax assets	16,019	18,142

Deferred tax liabilities:
Property and equipment	56,842	56,707
Investment in Citree	968	1,016
Prepaid insurance	186	147
Total deferred tax liabilities	57,996	57,870
Net deferred income tax liabilities	$(41,977)	$(39,728)

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

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2021	2020	2019
Revenues:
Alico Citrus	$105,796	$89,369	$119,031
Land Management and Other Operations	2,768	3,138	3,220
Total revenues	108,564	92,507	122,251

Operating expenses:
Alico Citrus	83,893	72,281	59,594
Land Management and Other Operations	778	2,307	2,297
Total operating expenses	84,671	74,588	61,891

Gross profit:
Alico Citrus	21,903	17,088	59,437
Land Management and Other Operations	1,990	831	923
Total gross profit	23,893	17,919	60,360

Capital expenditures:
Alico Citrus	41,785	21,705	20,000
Total capital expenditures	41,785	21,705	20,000

Depreciation, depletion and amortization:
Alico Citrus	14,523	13,584	12,614
Land Management and Other Operations	147	185	173
Other Depreciation, Depletion and Amortization	452	513	816
Total depreciation, depletion and amortization	$15,122	$14,282	$13,603

(in thousands)	September 30,
	2021	2020
Assets:
Alico Citrus	$418,633	$406,763
Land Management and Other Operations	13,230	15,367
Other Corporate Assets	1,354	1,807
Total Assets	$433,217	$423,937

Note 13. Leases

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

Any lease arrangements with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets, and it recognizes lease cost for these lease arrangements on a straight-line basis over the lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right-of-use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.

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

Our operating leases are reported in our Consolidated Balance Sheets as follows:

(in thousands)

		September 30,	September 30,
Operating lease components	Classification	2021	2020
Right-of-use assets - non-current	Other non-current assets	$288	$774
Current lease liabilities	Other current liabilities	$323	$512
Non-current lease liabilities	Other liabilities	$42	$356

Our operating leases cost components are reported in our Consolidated Statements of Operations as follows:

(in thousands)
		September 30,	September 30,
Operating lease components	Classification	2021	2020
Operating lease costs	General and administrative expenses	$504	$246
Operating lease right-of-use asset impairment	Other expense	$—	$87

Future maturities of our operating lease obligations as of September 30, 2021 by fiscal year are as follows:

(in thousands)
2022	$324
2023	47
Total noncancelable future lease obligations	$371
Less: Interest	(6)
Present value of lease obligations	$365

September 30, 2021
Weighted-average remaining lease term	0.66 years
Weighted-average discount rate	3.30%

Cash flow information related to leases consists of the following:

(in thousands)
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$519	$247

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,095

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

The amount of MSP benefit expense charged to costs and expenses was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2020	2019
Service cost	$—	$—
Interest cost	195	171
MSP termination adjustments	—	985
Recognized actuarial gain adjustment	12	13
Total	$207	$1,169

The following provides a roll-forward of the MSP benefit obligation for the fiscal year ended September 30, 2020, the year in which all termination benefits were paid:

(in thousands)	September 30,
2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,226
Interest cost	195
Benefits paid	(258)
MSP termination benefits payment	(5,175)
Recognized actuarial gain adjustment	12
Benefit obligation at end of year	$—
Funded status at end of year	$—

Effective September 30, 2018, the Company terminated the MSP. Under the MSP termination, payout for benefits covered utilizing the applicable Internal Revenue Code regulations were not able to be commenced until at least twelve months following plan termination decision and needed to be fully paid out within twenty-four (24) months following plan termination. During August 2020, the Company caused the MSP to pay the lump sum termination benefits of approximately $5,175,000 to all MSP beneficiaries.

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

The Company had established a “Rabbi Trust” to provide for the potential funding of accrued benefits under the MSP. According to the terms of the Rabbi Trust, funding was voluntary until a change of control of the Company as defined in the Management Security Plan Trust Agreement occurs. Upon a change of control, funding would be triggered. As of September 30, 2018, date the Company terminated the MSP, the Rabbi Trust had no assets, and no change of control had occurred, and no funding had been triggered.

Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contribution to the plan was approximately $401,000, $397,000 and $380,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

The Company also maintains a Profit Sharing Plan (“Plan”) that is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company did not contribute to the Plan for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Note 15. Related Party Transactions

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

Remy W. Trafelet

As described above, on February 11, 2019 and as contemplated by the Alico Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the "Consultant"). Pursuant to the Consulting Agreement, Mr. Trafelet made himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant received an annual consulting fee of $400,000. The Company recorded an expense of $800,000, representing the full amount due under the agreement, in fiscal year 2019 upon the execution of the agreement. As of September 30, 2021, the Company has paid $800,000 in consulting fees and no further payments are due under this Consulting Agreement.

Shared Services Agreement

The Company had a shared services agreement with Trafelet Brokaw Capital Management, L.P. (“TBCM”), whereby the Company reimbursed TBCM for use of office space and various administrative and support services. The agreement expired December 31, 2018 and was not extended or renewed. The Company expensed approximately $0, $0 and $155,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021 and 2020, the Company did not have any outstanding amounts with TBCM.

Capital Contribution

On September 10, 2020, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of approximately $600,000 as a result of trees producing limited revenue because they are still in early-stage development, a reduction in market price for citrus fruit for the 2019/20 harvest season due to excess inventories and the adoption of a more extensive caretaking plan focused on limiting the impact of citrus greening. The Company’s portion of the Contribution was approximately $306,000 and was funded on September 24, 2020. The remaining portion of the Contribution of $294,000 was funded by the noncontrolling parties.

Distribution of Shares by Alico’s Largest Stockholder

On November 12, 2019, 734 Investors, the Company’s largest stockholder at the time, distributed the 3,173,405 shares of Company common stock held by it, on a pro rata basis, to its members. The Company understands that this share distribution was made in anticipation of a subsequent dissolution of 734 Investors. Transfers of these shares are not registered on any current Alico registration statement, but the shares are potentially transferable pursuant to Rule 144, subject to certain customary restrictions.

Note 16. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases primarily for office space and equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $304,000, $308,000 and $450,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)
2022	$324
2023	47
Total	$371

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2021, the Company had approximately $2,405,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $336,000 and $399,000 at September 30, 2021 and September 30, 2020, respectively, to secure its various contractual obligations.

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

Note 17. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2021, and 2020 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2020	2019	2021	2020	2021	2020	2021	2020
Total operating revenues	$13,732	$11,005	$55,944	$50,515	$34,888	$26,122	$4,000	$4,865
Total operating expenses	8,335	5,391	45,718	43,898	26,378	19,902	4,240	5,397
Gross profit (loss)	5,397	5,614	10,226	6,617	8,510	6,220	(240)	(532)
General and administrative expenses	2,528	2,760	2,653	2,953	1,911	2,556	2,361	2,729
Other income (expense), net	2,185	(1,595)	(1,104)	1,398	29,387	(1,405)	1,479	26,058
Income (loss) before income taxes	5,054	1,259	6,469	5,062	35,986	2,259	(1,122)	22,797
Income tax (benefit) expense	1,250	361	1,579	1,496	8,853	171	(115)	5,635
Net income (loss)	3,804	898	4,890	3,566	27,133	2,088	(1,007)	17,162
Net loss (income) attributable to noncontrolling interests	41	(107)	(23)	5	(14)	8	35	42
Net income (loss) attributable to Alico Inc. common stockholders	$3,845	$791	$4,867	$3,571	$27,119	$2,096	$(972)	$17,204
Earnings (loss) per share:
Basic	$0.51	$0.11	$0.65	$0.48	$3.61	$0.28	$(0.13)	$2.29
Diluted	$0.51	$0.11	$0.65	$0.48	$3.61	$0.28	$(0.13)	$2.29

Operating revenues and operating expenses for the fiscal quarter ended September 30, 2020 include approximately $3,246,000 and approximately $2,951,000, respectively, relating to the grove management services being provided to a third-party. Other income for the fiscal quarter ended September 30, 2020 includes a gain on sale of assets of approximately $27,470,000 (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” for further information). Operating revenues and operating expenses for the fiscal quarter ended December 31, 2020 include approximately $2,869,000 and approximately $2,631,000, respectively, relating to the grove management services being provided to a third-party. Operating revenues and operating expenses for the fiscal quarter ended March 31, 2021 include approximately $4,685,000 and approximately $4,150,000, respectively, relating to the grove management services being provided to a third-party. Operating revenues and operating expenses for the fiscal quarter ended June 30, 2021 include approximately $5,114,000 and approximately $4,545,000, respectively, relating to the grove management services being provided to a third-party. Other income for the fiscal quarter ended June 30, 2021 includes a gain on sale of assets of approximately $30,288,000 (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” for further information). General and administrative expenses for the fiscal quarter ended June 30, 2021 include the receipt of insurance proceeds for the reimbursement of legal fees in the amount of approximately $658,000 relating to corporate legal matters. Operating revenues and operating expenses for the fiscal quarter ended September 30, 2021 include approximately $3,083,000 and approximately $3,015,000, respectively, relating to the grove management services being provided to a third-party.

Note 18. Subsequent Events

On October 15, 2021 and November 5, 2021, the Company awarded 2,500 and 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $35.77 per common share, with 2,500 vesting on January 1, 2022 and the remaining shares vesting on January 1, 2023.

On December 2, 2021, the Board of Directors of the Company declared a cash dividend for the first quarter of fiscal year 2022 of $0.50 per share on its outstanding common stock to be paid to stockholders of record as of December 31, 2021, with payment expected on January 14, 2022.

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico Ranch for approximately $5,675,000 pursuant to an option agreement entered into on September 21, 2021 between the State of Florida and the Company.

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

During the fourth fiscal quarter ended September 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2021. Management reviewed the results of their assessment with our Audit Committee.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2021 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan as of September 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	218,000	$33.78	1,014,500
Equity compensation plans not approved by security holders	—	N/A	—
Total	218,000	$33.78	1,014,500

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

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

On October 15 and November 5, 2021, the Company awarded 2,500 and 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $35.77 per common share, with 2,500 vesting on January 1, 2022 and the remaining shares vesting on January 1, 2023.

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

3.3	Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4	Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5	By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico’s filing on Form 8-K dated January 15, 2021
4.1	Description of Securities
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

10.28	Fifth Amendment to Amended and Restated Credit Agreement and Amended and Restated Notes. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 5, 2021)
10.29

Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico's filing on Form 10-K dated December 6, 2016)

10.30

Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.39 of Alico's filing on Form 10-K dated December 11, 2017)

10.31

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
10.37

Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) (incorporated by reference to Exhibit 10.35 of Alico's filing on Form 10-K dated December 6, 2016)

10.38

Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico's filing on Form 10-K dated December 6, 2016)

10.39

Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.38 of Alico's filing on Form 10-K dated December 11, 2017)

10.40

Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017 (incorporated by reference to Exhibit 10.37 of Alico’s filing on Form 10-K dated December 6, 2018)

10.41

Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018 (incorporated by reference to Exhibit 10.38 of Alico’s filing on Form 10-K dated December 6, 2018)

10.42

Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.39 of Alico’s filing on Form 10-K dated December 6, 2018)

10.43

Eighth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 29, 2019 (incorporated by reference to Exhibit 10.44 of Alico’s filing on Form 10-K dated December 5, 2019)

10.44

Ninth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated June 26, 2020 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 10-Q dated August 6, 2020)

10.45

Tenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 25, 2020

10.46

Eleventh Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated January 7, 2021 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 10-Q dated February 4, 2021)

10.47

Twelfth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated November 17, 2021

10.48

Settlement Agreement and Release, dated as of February 11, 2019, by and among Alico, Inc., George R. Brokaw, R. Greg Eisner, Benjamin D. Fishman, W. Andrew Krusen, Henry R. Slack, Remy W. Trafelet , 734 Agriculture, LLC, RCF 2014 Legacy LLC and Delta Offshore Master II, LTD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019.)

10.49

Registration Rights Agreement, dated as of February 11, 2019, by and between Alico, Inc. and Remy W. Trafelet (incorporated by reference from Exhibit C to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019).

10.50

Consulting Agreement, dated as of February 11, 2019, by and among Alico, Inc., 3584 Inc., and Remy W. Trafelet (incorporated by reference from Exhibit B to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019).

10.51*	Alico, Inc. Stock Incentive Plan of 2015 (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 28, 2015).
10.52*	Form of Nonqualified Stock Option Agreement
10.53*	Form of Incentive Stock Option Agreement
10.54*	Form of Restricted Stock Agreement
10.55+	Alico, Inc. Orange Purchase Agreement R512 - May 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2019)
10.56+	Alico, Inc. Orange Purchase Agreement R514 - May 18, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 21, 2019)
10.57	Option Agreement for Sale and Purchase (incorporated by reference to Exhibit 10.4 of Alico’s filing on Form 10-Q dated August 6, 2020)
10.58	Option Agreement for Sale and Purchase (incorporated by reference to Alico's Current Report on Form 8-K filed with the SEC on April 15, 2021)
10.59	First Amendment to Option Agreement for Sale and Purchase (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 15, 2021)
10.60	Purchase Option Agreement dated August 13, 2021, between Alico, Inc., and 734 LMC Groves LLC
10.61	Option Agreement for Sale and Purchase dated September 21, 2021, between Alico, Inc., and the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, has been formatted in Inline XBRL

*	Denotes a management contract or compensatory plan, contract or arrangement.
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

ALICO, INC. (Registrant)

December 7, 2021	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 7, 2021	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan

December 7, 2021	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Richard Rallo
Richard Rallo

December 7, 2021	Director: Executive Chairman	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 7, 2021	Director	/s/ George R. Brokaw
George R. Brokaw

December 7, 2021	Director	/s/ R. Greg Eisner
R. Greg Eisner

December 7, 2021	Director	/s/ Henry R. Slack
Henry R. Slack

December 7, 2021	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 7, 2021	Director	/s/ Toby K. Purse
Toby K. Purse

December 7, 2021	Director	/s/ Katherine English
Katherine English

December 7, 2021	Director	/s/ Adam Putnam
Adam Putnam