Form 10-Q
period 2021-12-31
ALICO, INC.
filed 2022-02-03
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period
from____________________	to_________________________

Commission File Number: 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida			59-0906081
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court

Suite 200	Fort Myers	FL	33913
(Address of principal executive offices)			(Zip Code)

(239)	226-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	Nasdaq Global Select Market

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

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There were 7,545,413 shares of common stock outstanding at February 1, 2022.

ALICO, INC.

FORM 10-Q

For the three months ended December 31, 2021 and 2020

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69	$886
Accounts receivable, net	8,901	6,105
Inventories	45,950	43,377
Income tax receivable	1,657	3,233
Assets held for sale	431	160
Prepaid expenses and other current assets	1,571	1,152
Total current assets	58,579	54,913

Property and equipment, net	373,159	373,231
Goodwill	2,246	2,246
Other non-current assets	2,898	2,827
Total assets	$436,882	$433,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,780	$7,274
Accrued liabilities	8,045	9,872
Long-term debt, current portion	4,285	4,285
Other current liabilities	758	875
Total current liabilities	15,868	22,306

Long-term debt:
Principal amount, net of current portion	120,937	122,009
Less: deferred financing costs, net	(948)	(986)
Long-term debt less current portion and deferred financing costs, net	119,989	121,023
Lines of credit	9,377	—
Deferred income tax liabilities, net	37,101	41,977
Other liabilities	87	306
Total liabilities	182,422	185,612
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,540,932 and 7,526,004 shares outstanding at December 31, 2021 and September 30, 2021, respectively	8,416	8,416
Additional paid in capital	20,080	19,989
Treasury stock, at cost, 875,213 and 890,141 shares held at December 31, 2021 and September 30, 2021, respectively	(29,399)	(29,853)
Retained earnings	250,012	243,651
Total Alico stockholders' equity	249,109	242,203
Noncontrolling interest	5,351	5,402
Total stockholders' equity	254,460	247,605
Total liabilities and stockholders' equity	$436,882	$433,217

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Operating revenues:
Alico Citrus	$14,748	$12,926
Land Management and Other Operations	589	806
Total operating revenues	15,337	13,732
Operating expenses:
Alico Citrus	13,386	8,147
Land Management and Other Operations	140	188
Total operating expenses	13,526	8,335
Gross profit	1,811	5,397
General and administrative expenses	2,584	2,528
(Loss) income from operations	(773)	2,869
Other income (expense), net:
Interest expense	(901)	(1,189)
Gain on sale of real estate, property and equipment and assets held for sale	8,445	3,364
Other income	9	10
Total other income, net	7,553	2,185
Income before income taxes	6,780	5,054
Income tax (benefit) provision	(3,300)	1,250
Net income	10,080	3,804
Net loss attributable to noncontrolling interests	51	41
Net income attributable to Alico, Inc. common stockholders	$10,131	$3,845
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$1.34	$0.51
Diluted	$1.34	$0.51
Weighted-average number of common shares outstanding:
Basic	7,535	7,503
Diluted	7,542	7,503

Cash dividends declared per common share	$0.50	$0.18

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended December 31, 2021

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2021	8,416	$8,416	$19,989	$(29,853)	$243,651	$242,203	$5,402	$247,605
Net income (loss)	—	—	—	—	10,131	10,131	(51)	10,080
Dividends ($0.50/share)	—	—	—	—	(3,770)	(3,770)	—	(3,770)
Exercise of stock options	—	—	15	155	—	170	—	170
Stock-based compensation:
Directors	—	—	23	156	—	179	—	179
Executives and Managers	—	—	53	143	—	196	—	196
Balance at December 31, 2021	8,416	$8,416	$20,080	$(29,399)	$250,012	$249,109	$5,351	$254,460

For the Three Months Ended December 31, 2020

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2020	8,416	$8,416	$19,685	$(30,779)	$219,019	$216,341	$5,441	$221,782
Net income (loss)	—	—	—	—	3,845	3,845	(41)	3,804
Dividends ($0.18/share)	—	—	—	—	(1,351)	(1,351)	—	(1,351)
Stock-based compensation:
Directors	—	—	20	202	—	222	—	222
Executives and Managers	—	—	(71)	156	—	85	—	85
Balance at December 31, 2020	8,416	$8,416	$19,634	$(30,421)	$221,513	$219,142	$5,400	$224,542

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2021	2020
Net cash used in operating activities:
Net income	$10,080	$3,804
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	3,836	3,806
Gain on sale of real estate, property and equipment and assets held for sale	(8,445)	(3,364)
Loss on disposal of long-lived assets	137	443
Deferred income tax benefit	(4,876)	—
Debt issue cost expense	43	45
Stock-based compensation expense	375	307
Changes in operating assets and liabilities:
Accounts receivable	(2,796)	(1,251)
Inventories	(2,573)	(5,575)
Prepaid expenses	(418)	(432)
Income tax receivable	1,576	781
Other assets	117	134
Accounts payable and accrued liabilities	(6,328)	(3,882)
Income taxes payable	—	469
Other liabilities	(336)	(394)
Net cash used in operating activities	(9,608)	(5,109)

Cash flows from investing activities:
Purchases of property and equipment	(4,193)	(5,062)
Acquisition of citrus groves	(136)	(16,450)
Net proceeds from sale of real estate, property and equipment and assets held for sale	8,604	3,425
Change in deposits on purchase of citrus trees	(196)	64
Advances on notes receivables, net	—	122
Other	—	25
Net cash provided by (used in) investing activities	4,079	(17,876)

Cash flows from financing activities:
Repayments on revolving lines of credit	(16,319)	(14,187)
Borrowings on revolving lines of credit	25,696	23,449
Principal payments on term loans	(1,072)	(2,689)
Exercise of stock options	170	—
Dividends paid	(3,763)	(674)
Net cash provided by financing activities	4,712	5,899

Net decrease in cash and cash equivalents	(817)	(17,086)
Cash and cash equivalents at beginning of the period	886	19,687

Cash and cash equivalents at end of the period	$69	$2,601

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 81,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

Basis of Presentation

The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. These Financial Statements do not include all the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on December 7, 2021.

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2022.

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

For fruit sales, the Company recognizes revenue in the amount it expects to be entitled to be paid, determined when control of the products or services is transferred to its customers, which occurs upon delivery of and acceptance of the fruit by the customer and when the Company has a right to payment.

For the sale of fruit, the Company has identified one performance obligation, which is the delivery of fruit to the processing facility of the customer (or harvesting of the citrus in the case of fresh fruit) for each separate variety of fruit identified in the respective contract with the respective customer. The Company initially recognizes revenue in an amount which is estimated based on contractual and market prices, if such market price falls within the range (known as “floor” and “ceiling” prices) identified in the specific respective contracts. Additionally, the Company also has a contractual agreement whereby revenue is determined based on applying a cost-plus structure methodology. As such, since all these contracts contain elements of variable consideration, the Company recognizes this variable consideration by using the expected value method. On a quarterly basis, management reviews the reasonableness of the revenues accrued based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues at the close of the harvesting season can result in either an increase or decrease to reported revenues.

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of December 31, 2021, and September 30, 2021, the Company had total receivables relating to sales of citrus of approximately $5,510,000 and $3,161,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

For grove management services, the Company has identified one performance obligation, which is the management of the third party’s groves. Grove management services include caretaking of the citrus groves, harvesting and hauling of citrus, management and coordination of citrus sales and other related activities. The Company is reimbursed for expenses incurred in the execution of its management duties and the Company receives a per acre management fee. The Company recognizes operating revenue, including a management fee, and corresponding operating expenses when such services are rendered and consumed.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three months ended December 31, 2021 and 2020 are as follows:

(in thousands)
	Three Months Ended December 31,
	2021	2020
Alico Citrus
Early and Mid-Season	$10,378	$9,315
Fresh Fruit	879	409
Grove Management Services	3,418	3,092
Other	73	110
Total	$14,748	$12,926

Land Management and Other Operations
Land and Other Leasing	$528	$727
Other	61	79
Total	$589	$806

Total Revenues	$15,337	$13,732

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $103,775 for the three months ended December 31, 2021, and a net loss of $82,500 for the three months ended December 31, 2020, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. Because LIBOR will cease to exist, the Company will need to renegotiate its loan agreements, but the Company cannot predict what alternative index would be negotiated with its lenders. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard and the impact on its condensed consolidated financial statements.

The Company has reviewed other recently issued accounting standards which have not yet been adopted to determine their potential effect, if any, on the results of operations or financial condition. Based on the review of these other recently issued standards, the Company does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The Company adopted ASU 2019-12 effective October 1, 2021, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Since the commencement of COVID-19 in March 2020, the Company took steps to allow and encourage greater social distancing for both our employed and our contracted field workers and has worked with its harvesters, haulers and suppliers to minimize close interactions.

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

Note 2. Inventories

Inventories consist of the following at December 31, 2021 and September 30, 2021:

(in thousands)	December 31,	September 30,
	2021	2021
Unharvested fruit crop on the trees	$44,593	$42,117
Other	1,357	1,260
Total inventories	$45,950	$43,377

The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2021 and the fiscal year ended September 30, 2021, the Company did not record any adjustments to reduce inventory to net realizable value.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company received approximately $4,299,000, $4,629,000, and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations. The remaining portion of the funds that the Company anticipates receiving under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,000,000 in the aggregate. In October 2021, the Company received a portion of this crop insurance expense reimbursement in an amount equal to approximately $1,000,000 and anticipates receiving the remaining portion in fiscal year 2023.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2021 and September 30, 2021:

(in thousands)	Carrying Value
	December 31,	September 30,
	2021	2021
Ranch	$431	$160
Total Assets Held for Sale	$431	$160

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico ranch for approximately $5,675,000 pursuant to an option agreement entered between the State of Florida and the Company. The Company recognized a gain of approximately $5,570,000.

During November 2021, the Company sold approximately 302 acres from the Alico ranch to various third parties for approximately $1,476,000 and recognized a gain of approximately $1,404,000.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2021 and September 30, 2021:

(in thousands)	December 31,	September 30,
	2021	2021
Citrus trees	$323,431	$320,245
Equipment and other facilities	57,881	57,584
Buildings and improvements	8,482	8,494
Total depreciable properties	389,794	386,323
Less: accumulated depreciation and depletion	(130,266)	(127,046)
Net depreciable properties	259,528	259,277
Land and land improvements	113,631	113,954
Property and equipment, net	$373,159	$373,231

For the three months ended December 31, 2021 and fiscal year ended September 30, 2021, the Company did not record any impairments.

In connection with the State of Florida’s condemnation of a certain portion of Alico’s property in October 2021, the Company received approximately $1,450,000, all of which was recognized as a gain.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$501	$70,000	$524
Met Variable-Rate Term Loans	37,375	230	38,094	241
Met Citree Term Loan	4,200	31	4,263	31
Pru Loans A & B	13,647	186	13,937	190
	125,222	948	126,294	986
Less current portion	4,285	—	4,285	—
Long-term debt	$120,937	$948	$122,009	$986

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$122	$—	$126
WCLC	9,377	—	—	—
Lines of Credit	$9,377	$122	$—	$126

Future maturities of long-term debt and lines of credit as of December 31, 2021 are as follows:

(in thousands)
December 31, 2021
Due within one year	$4,285
Due between one and two years	13,662
Due between two and three years	4,285
Due between three and four years	4,285
Due between four and five years	4,285
Due beyond five years	103,797

Total future maturities	$134,599

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended December 31,
	2021	2020
Interest expense	$901	$1,189
Interest capitalized	303	312
Total	$1,204	$1,501

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

Initially, the Met Fixed-Rate Term Loans were subject to quarterly principal payments of $1,562,500 and bore interest at 4.15% per annum. Effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which, in the aggregate have a balance of $70,000,000 after the prepayment of $10,312,500 made in April 2021, to be interest only with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, was adjusted to 3.85%. As part of this modification, the Company no longer has the prepayment option previously allowed under the arrangement.

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $718,750 and bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019 or at May 1, 2021. Interest on the term loans is payable quarterly. The interest rate on the Met Variable-Rate Term Loans was 1.78% per annum as of December 31, 2021 and September 30, 2021, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019 or at May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.78% per annum as of December 31, 2021 and September 30, 2021, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2021 and September 30, 2021, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one-month LIBOR, plus a spread, which spread is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.85% and 1.83% per annum as of December 31, 2021 and September 30, 2021, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate formula. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of December 31, 2021, there was approximately $336,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There was approximately $9,377,000 and $0 outstanding on the WCLC at December 31, 2021 and September 30, 2021, respectively. Availability under the WCLC was approximately $60,287,000 and approximately $69,664,000 as of December 31, 2021 and September 30, 2021, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to a refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. All costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $853,000 and approximately $891,000 at December 31, 2021 and September 30, 2021, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 for the year ended September 30, 2021, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2021, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At December 31, 2021 and September 30, 2021, there was an outstanding balance of $4,200,000 and $4,263,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $31,000 and $31,000 at December 31, 2021 and September 30, 2021, respectively.

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

The Silver Nip Citrus credit agreements are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2021.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $186,000 and $190,000 at December 31, 2021 and September 30, 2021, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2021 and September 30, 2021:

(in thousands)	December 31,	September 30,
	2021	2021
Ad valorem taxes	$—	$2,018
Accrued interest	955	888
Accrued employee wages and benefits	887	2,105
Accrued dividends	3,770	3,763
Accrued harvest and haul	752	—
Accrued insurance	956	618
Professional fees	401	348
Other accrued liabilities	324	132
Total accrued liabilities	$8,045	$9,872

Note 7. Income Taxes

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

The Company’s Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2017.

During the quarter ended December 31, 2021, the Company sold 1,638 acres of land to the state of Florida at a price below market value, which resulted in charitable deduction for tax purposes. The charitable contribution generated a tax benefit of approximately $6,300,000, however, the Company does not anticipate it will be able to realize the entire charitable deduction before it expires in 2027. A valuation allowance of approximately $1,400,000 was recorded to partially offset the charitable contribution carryover deferred tax asset, resulting in a net benefit of approximately $4,900,000.

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

For the three months ended December 31, 2021 and 2020, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended December 31,
	2021	2020
Net income attributable to Alico, Inc. common stockholders	$10,131	$3,845

Weighted average number of common shares outstanding - basic	7,535	7,503
Dilutive effect of equity-based awards	7	—
Weighted average number of common shares outstanding - diluted	7,542	7,503

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$1.34	$0.51
Diluted	$1.34	$0.51

For the three months ended December 31, 2021, there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share. For the three months ended December 31, 2020, the equity awards had no dilutive or anti-dilutive impact on the earnings per common share.

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

Total revenues represent sales and services rendered to unaffiliated customers, as reported in the Condensed Consolidated Statements of Operations. Goods produced by the Alico Citrus segment, as well as through the grove management services rendered by the Alico Citrus segment, are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2021	2020
Revenues:
Alico Citrus	$14,748	$12,926
Land Management and Other Operations	589	806
Total revenues	15,337	13,732

Operating expenses:
Alico Citrus	13,386	8,147
Land Management and Other Operations	140	188
Total operating expenses	13,526	8,335

Gross profit:
Alico Citrus	1,362	4,779
Land Management and Other Operations	449	618
Total gross profit	$1,811	$5,397

Depreciation, depletion and amortization:
Alico Citrus	$3,681	$3,644
Land Management and Other Operations	41	38
Other Depreciation, Depletion and Amortization	114	124
Total depreciation, depletion, and amortization	$3,836	$3,806

(in thousands)	December 31,	September 30,
	2021	2021
Assets:
Alico Citrus	$423,677	$418,633
Land Management and Other Operations	11,964	13,230
Other Corporate Assets	1,241	1,354
Total Assets	$436,882	$433,217

Note 10. Leases

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended December 31,
Operating lease components	2021	2020
Operating leases costs recorded in General and Administrative expenses	$111	$132

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

December 31, 2021
Weighted-average remaining lease term	0.66 years
Weighted-average discount rate	2.30%

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $179,000 and $222,000 for the three months ended December 31, 2021 and 2020, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock was approximately $136,000 and $25,000 for the three months ended December 31, 2021 and 2020, respectively. There was approximately $72,000 and $144,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2021 and September 30, 2021, respectively.

On November 5, 2021, the Company awarded 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $37.13 per common share, vesting on January 1, 2023.

On October 15, 2021, the Company awarded 2,500 restricted shares of the Company’s common stock (“Restricted Stock”) to the President and CEO under the 2015 Plan at a weighted average fair value of $34.41 per common share, vesting on January 1, 2022.

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock (“Restricted Stock”) to certain other executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

Stock Option Grant

Stock option grants of 118,000 options to certain officers and managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022 then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the three months ended December 31, 2021, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants vested at December 31, 2021.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles were not achieved by December 31, 2021, any unvested options would be forfeited. Since the date of grant, the stock did not trade above $40.00 per share for twenty consecutive days; therefore, the 2019 Option grants were forfeited as of December 31, 2021.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021 then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. With respect to the 2018 Options Grants issued to Mr. John Kiernan, during the three months ended December 31, 2021, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional stock options of Mr. Kiernan's 2018 Option Grants vested at December 31, 2021. Since only 25% of the 2018 Options Grants vested for Mr. John Kiernan, 67,500 of the 2018 Options Grants were forfeited as of

December 31, 2021. The 2018 Option Grants issued to Mr. Trafelet were forfeited as part of a settlement agreement entered into with the Company on February 11, 2019. Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options of approximately $60,000 and $60,000 was recognized for the three months ended December 31, 2021 and 2020, respectively. At December 31, 2021 and September 30, 2021, there was approximately $73,000 and $134,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.00 years.

The fair value of the 2020 Option Grant was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the following table. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from different timeframes for the various market conditions being met.

2020 Option Grant
Expected Volatility	26.0%
Expected Term (in years)	3.61
Risk Free Rate	1.60%

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted or exercised for the three months ended December 31, 2021.

The following table illustrates the Company’s treasury stock activity for the three months ended December 31, 2021:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2021	890,141	$29,853
Issued to employees and directors	(14,928)	(454)
Balance as of December 31, 2021	875,213	$29,399

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $336,000 at December 31, 2021 and September 30, 2021, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2021, the Company had approximately $1,508,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Note 13. Related Party Transactions

On January 1, 2022, Mr. Kiernan, the Company’s President and CEO, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement, with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company is leasing approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, and with a yearly rent of $1,860. Additionally, under the terms of the Kiernan Lease Agreement, the Company has granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022, through January 1, 2023, and at a price of $480,000 ($5,161 per acre), which price is based on an independent appraisal obtained by the Company.

Note 14. Subsequent Event

In the last week of January 2022, certain areas where the Company’s citrus trees are located experienced below freezing conditions that are expected to have a material adverse effect on the yield of this season’s Valencia crop.  The Company is still in the process of assessing the extent of the damage and the expected impact on its current financial position, results of operations and cash flows and the extent to which there might be any long-term effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; climate change; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, such as the freeze in the last week of January 2022; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in agricultural land values; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets, including without limitation related legislative and regulatory initiatives; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock, by sales of common stock or by way of future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments and all its operating revenues are generated in the United States. For the three months ended December 31, 2021, the Company generated operating revenues of approximately $15,337,000, a loss from operations of approximately $773,000, and net income attributable to common stockholders of approximately $10,131,000. Net cash used in operating activities was approximately $9,608,000 for the three months ended December 31, 2021.

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

The Company has two segments as follows:

•

Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and

•

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

See Note 1. “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s critical accounting policies and estimates from those reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on December 7, 2021.

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

Since the commencement of COVID-19 in March 2020, the Company took steps to allow and encourage greater social distancing for both our employed and our contracted field workers and has worked with its harvesters, haulers, and suppliers to minimize close interactions.

To date, the Company has experienced no material adverse impacts from this pandemic.

Sale and Purchase of Land

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico Ranch for approximately $5,675,000 pursuant to an option agreement entered into between the State of Florida and the Company on September 21, 2021. The acres were intentionally sold at a price below market value, which resulted in a charitable deduction for tax purposes. As a result of this charitable contribution, the Company generated a tax benefit.

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company received approximately $4,299,000, $4,629,000, and $15,597,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations. The remaining portion of the funds that the Company anticipates receiving under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,000,000 in the aggregate. In October 2021, the Company received a portion of this crop insurance expense reimbursement in an amount equal to approximately $1,000,000 and anticipates receiving the remaining portion in fiscal 2023.

Freeze Event

In the last week of January 2022, certain areas where the Company’s citrus trees are located experienced below freezing conditions that are expected to have a material adverse effect on the yield of this season’s Valencia crop.  The Company is still in the process of assessing the extent of the damage and the expected impact on its current financial position, results of operations and cash flows and the extent to which there might be any long-term effects.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020:

(in thousands)
	Three Months Ended December 31,		Change
	2021	2020	$	%
Operating revenues:
Alico Citrus	$14,748	$12,926	$1,822	14.1%
Land Management and Other Operations	589	806	(217)	(26.9)%
Total operating revenues	15,337	13,732	1,605	11.7%

Gross profit:
Alico Citrus	1,362	4,779	(3,417)	(71.5)%
Land Management and Other Operations	449	618	(169)	(27.3)%
Total gross profit	1,811	5,397	(3,586)	(66.4)%

General and administrative expenses	2,584	2,528	56	2.2%
(Loss) income from operations	(773)	2,869	(3,642)	NM
Total other income, net	7,553	2,185	5,368	245.7%
Income before income taxes	6,780	5,054	1,726	34.2%
Income tax (benefit) provision	(3,300)	1,250	(4,550)	NM
Net income	10,080	3,804	6,276	165.0%
Net loss attributable to noncontrolling interests	51	41	10	24.4%
Net income attributable to Alico, Inc. common stockholders	$10,131	$3,845	$6,286	163.5%

NM = Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three months ended December 31, 2021 and 2020:

(in thousands, except per box and per pound solids data)

	Three Months Ended
	December 31,		Change
	2021	2020	Unit	%
Operating Revenues:
Early and Mid-Season	$10,378	$9,315	$1,063	11.4%
Fresh Fruit	879	409	470	114.9%
Purchase and Resale of Fruit	53	57	(4)	(7.0)%
Grove Management Services	3,418	3,092	326	10.5%
Other	20	53	(33)	(62.3)%
Total	$14,748	$12,926	$1,822	14.1%
Boxes Harvested:
Early and Mid-Season	827	785	42	5.4%
Total Processed	827	785	42	5.4%
Fresh Fruit	69	48	21	43.8%
Total	896	833	63	7.6%
Pound Solids Produced:
Early and Mid-Season	4,021	4,132	(111)	(2.7)%
Total	4,021	4,132	(111)	(2.7)%
Pound Solids per Box:
Early and Mid-Season	4.86	5.26	(0.40)	(7.6)%
Price per Pound Solids:
Early and Mid-Season	$2.58	$2.25	$0.33	14.7%
Price per Box:
Fresh Fruit	$12.74	$8.52	$4.22	49.5%
Operating Expenses:
Cost of Sales	$8,856	$7,420	$1,436	19.4%
Harvesting and Hauling	2,361	2,079	282	13.6%
Purchase and Resale of Fruit	46	50	(4)	(8.0)%
Grove Management Services	3,071	2,734	337	12.3%
Other	(948)	(4,136)	3,188	(77.1)%
Total	$13,386	$8,147	$5,239	64.3%

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

Alico's operating expenses consist primarily of cost of sales, harvesting and hauling costs and grove management service costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Grove management services costs include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit.

The increase in revenue for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, was primarily due to an increase in revenue generated from the Early and Mid-Season harvest.  This increase was driven by an increase in the market price per pound solids, which is due to overall decreased production of citrus fruit and continued strong consumption of Not from Concentrate Orange Juice (“NFC”), which has led to reduced inventory levels. While consumption has slightly dropped from its highest levels when the COVID-19 pandemic initially started back in March 2020, consumption, as reported by Nielsen data on January 13, 2022, has increased approximately 11% for the twelve-week period ended January 1, 2022, as compared to the similar twelve-week period prior to the COVID -19 pandemic.

Additionally, the Company saw a slight increase in the Early and Mid-Season boxes harvested for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, as a result of the Company harvesting a greater percentage of its Early and Mid-Season crop through December 31, 2021, measured as a percentage of its estimated full year Early and Mid-Season crop, as compared to the same period in the prior year. Overall, the Company, along with the Florida industry in general, is recording a smaller number of boxes harvested due to an even greater fruit drop rate, attributed to disease and weather, during the current harvest season, as compared to the previous year.

Partially offsetting this increase in revenues was a decrease in pound solids per box during the three months ended December 31, 2021, as compared to the prior year’s three months ended December 31, 2020, mainly because the internal quality of the fruit is not as strong as it was in the previous year.

The Company, to a smaller extent, has also recorded increases in revenue from sales of fresh fruit and grove management services. The increase in the fresh fruit is primarily due to an increase in pricing per box, and the increase in grove management services is directly correlated to the amount of caretaking services being provided to third party citrus grove owners.

The Company harvest season to date has not been impacted by the COVID-19 pandemic.

The USDA, in its January 12, 2022 Citrus Crop Forecast for the 2021-22 harvest season, indicated its expectation is that the overall Florida orange crop will decrease from approximately 52,800,000 boxes for the 2020-21 crop year to approximately 44,500,000 boxes for the 2021-22 crop year, a decrease of approximately 15.7%. With respect to the Early and Mid-Season crop, the USDA is forecasting a 22.9% decline. The Company is anticipating a 12-15% decrease for our Early and Mid-Season crop, as compared to the same period last year. The Company believes the lower rate of decline as compared to the state forecast is due to the efficiencies of its comprehensive grove management program. As for the Valencia crop, it is too soon to project the extent of the damage and loss for the Valencia season crop from the recently experienced freeze which affected certain areas of the Company’s citrus acres.

The increase in operating expenses for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily relates to the Company receiving less proceeds under the CRBG program during the three months ended December 31, 2021, when compared to the three months ended December 31, 2020. Through the end of fiscal year 2021, the Company had received the anticipated proceeds under the CRBG program, with the exception of funds that were due relating to certain crop insurance expenses incurred by the Company.  The amount to be received for this crop insurance reimbursement is estimated to be approximately $2,000,000 in the aggregate, of which approximately $1,000,000 was received in October 2021. By comparison, in the three months ended December 31, 2020, the Company received approximately $4,100,000 in proceeds under the CRBG program.

The increase in operating expenses is also in part attributable to the Company harvesting a greater percentage of boxes, in relation to the estimated total boxes to be harvested for the full season, during the three months ended December 31, 2021, as compared to the same period in the prior year, leading to a larger percentage of costs being allocated to cost of sales in the current period.

The Company also recorded slight increases in its harvesting and hauling expenses and grove management services expenses. The increase in the harvesting and hauling costs is directly related to the increase in the number of boxes harvested being greater in the three months ended December 31, 2021, when compared to the similar period in the prior year. The increase in grove management services is related to and commensurate with an increase in the amount of caretaking services being provided to third party citrus grove owners.

The credit amounts shown in “Other” in operating expenses above represents federal relief proceeds received under the CRBG program in the quarters ended December 31, 2021 and 2020.

Land Management and Other Operations

The table below presents key operating measures for the three months ended December 31, 2021 and 2020:

(in thousands)

	Three Months Ended December 31,		Change
	2021	2020	$	%
Revenue From:
Land and Other Leasing	$528	$727	$(199)	(27.4)%
Other	61	79	(18)	(22.8)%
Total	$589	$806	$(217)	(26.9)%
Operating Expenses:
Land and Other Leasing	$140	$184	$(44)	(23.9)%
Other	—	4	(4)	(100.0)%
Total	$140	$188	$(48)	(25.5)%

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, is primarily due to a decrease in grazing and hunting lease revenue. The decrease in this revenue is a result of the Company selling approximately 21,700 acres of the Alico ranch, which resulted in the reduction of land covered under grazing and hunting lease contracts. Additionally, the modification to the grazing leases resulted in a reduction in the ad valorem taxes due from the lessees, as the Company revised the grazing lease agreements due to the sale of certain of the ranch acres previously covered under the agreement.

The slight decrease in operating expenses from Land Management and Other Operations for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, is primarily due to the reduction of the ad valorem tax expense due to the Company owning fewer ranch acres as result of the sale of certain acres on the ranch.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2021 was approximately $2,584,000, compared to approximately $2,528,000 for the three months ended December 31, 2020. The increase was attributable in large part to (i) an increase of approximately $100,000 relating to a company sponsored incentive for employees to obtain the COVID 19 vaccine, (ii) an increase in stock compensation expense of approximately $110,000 relating to Restricted Stock Units awarded to certain executives and senior managers, and (iii) consulting expenses of approximately $105,000 relating the Company’s Environmental, Sustainability and Governance (“ESG”) implementation strategy and related work. Partially offsetting these increases were decreases relating to (i) payroll expenses of approximately $142,000 primarily relating to the reduction in administrative personnel made during the fiscal year ended September 30, 2021, (ii) a reduction in legal expenses of approximately $70,000, which is primarily the result of the Company having incurred additional legal expenses for the three months ended December 31, 2020 relating to the acquisition of a citrus grove in October 2020, and (iii) a reduction in Director’s fees of approximately $42,000, relating to a modification of the compensation arrangement for the Board of Directors.

Other Income, net

Other income, net for the three months ended December 31, 2021 and 2020, was approximately $7,553,000 and $2,185,000, respectively. The increase to other income, net, is primarily due to gains on sale of real estate, property and equipment and assets held for sale of approximately $8,445,000 relating to the sale during the current quarter of approximately 1,900 acres, in the aggregate, from the Alico ranch to several third parties. By comparison, for the three months ended December 31, 2020, the Company recognized gains of approximately $3,364,000 relating to the sale of real estate, property and equipment and assets held for sale. Additionally, a decrease in interest expense of approximately $288,000 for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, was the result of the reduction of its long-term debt attributable to making its mandatory principal payments and certain prepayments.

Income Taxes

The income tax benefit was approximately $3,300,000 for the three months ended December 31, 2021 and the income tax provision was approximately $1,250,000 for the three months ended December 31, 2020. During the quarter ended December 31, 2021, the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable deduction for tax purposes. As a result of this charitable contribution, the Company generated a tax benefit. Excluding this tax benefit, the Company would have incurred an income tax provision of approximately $1,578,000.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2021	2021	Change
Cash and cash equivalents	$69	$886	$(817)
Total current assets	$58,579	$54,913	$3,666
Total current liabilities	$15,868	$22,306	$(6,438)
Working capital	$42,711	$32,607	$10,104
Total assets	$436,882	$433,217	$3,665
Principal amount of term loans and lines of credit	$134,599	$126,294	$8,305
Current ratio	3.69 to 1	2.46 to 1

Sources and Uses of Liquidity and Capital

Alico's business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the need to expend cash in advance of generating revenues from the harvesting season. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company's credit facilities, and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

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

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $60,287,000 is available for general use as of December 31, 2021, and a $25,000,000 revolving line of credit, all of which is available for general use as of December 31, 2021 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and may be expected to continue to increase the available cash for the foreseeable future. With the increase in available cash, the Company could utilize the available cash for other possible uses such as paying down indebtedness, citrus grove acquisitions, share repurchases, and additional increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, paying down of indebtedness, engaging in share repurchases or paying increased dividends, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing.  There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico's ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 applicable for the year ended September 30, 2021; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2021, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash and cash equivalents decreased from approximately $886,000 as of September 30, 2021, to approximately $69,000 as of December 31, 2021. The components of these changes are discussed below.

Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2021 and 2020:

(in thousands)	Three Months Ended December 31,
	2021	2020	Change
Net income	$10,080	$3,804	$6,276
Depreciation, depletion, and amortization	3,836	3,806	30
Gain on sale of real estate, property and equipment and assets held for sale	(8,445)	(3,364)	(5,081)
Deferred income tax benefit	(4,876)	—	(4,876)
Loss on disposal of long-lived assets	137	443	(306)
Debt issue cost expense	43	45	(2)
Stock-based compensation expense	375	307	68
Change in working capital	(10,758)	(10,150)	(608)
Net cash used in operating activities	$(9,608)	$(5,109)	$(4,499)

The increase in net cash used in operating activities for the three months ended December 31, 2021, as compared to the same period in the prior year, was primarily attributable to the impact of an increase in gain on sale of real estate, property and equipment and assets held for sale in the three months ended December 31, 2021, relating to the sale of certain sections of the Alico Ranch, as compared to gain on sale of real estate, property and equipment and assets held for sale, in the three months ended December 31, 2020, and, the recognition of a charitable deduction associated with the sale of certain acres to the State of Florida, which resulted in the Company recording a tax benefit for the quarter. Partially offsetting these increases in cash used in operating activities was an increase in net income for the three months ended December 31, 2021, as compared to the same period in the prior year.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the three months ended December 31, 2021 and 2020:

(in thousands)	Three Months Ended December 31,
	2021	2020	Change
Capital expenditures:
Citrus trees	$(3,719)	$(4,593)	$874
Equipment and other	(474)	(469)	(5)
Total	(4,193)	(5,062)	869

Acquisition of citrus groves	(136)	(16,450)	16,314
Net proceeds from sale of real estate, property and equipment and assets held for sale	8,604	3,425	5,179
Change in deposits on purchase of citrus trees	(196)	64	(260)
Advances on notes receivables, net	—	122	(122)
Other	—	25	(25)
Net cash provided by (used in) investing activities	$4,079	$(17,876)	$21,955

The shift to cash provided by investing activities from cash used in investing activities for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, was primarily due to the Company purchasing, in October 2020, approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $16,450,000. Only minimal purchases were made in the three months ended December 31, 2021. Additionally, other increases in cash provided by investing activities included higher proceeds from the sale of real estate, property and equipment and assets held for sale in the three months ended December 31, 2021, when compared to the prior three months ended December 31, 2020.

Net Cash Provided By Financing Activities

The following table details the items contributing to Net Cash Provided By Financing Activities for the three months ended December 31, 2021 and 2020:

(in thousands)	Three Months Ended December 31,
	2021	2020	Change
Repayments on revolving lines of credit	$(16,319)	$(14,187)	$(2,132)
Borrowings on revolving lines of credit	25,696	23,449	2,247
Principal payments on term loans	(1,072)	(2,689)	1,617
Exercise of stock options	170	—	170
Dividends paid	(3,763)	(674)	(3,089)
Net cash provided by financing activities	$4,712	$5,899	$(1,187)

The decrease in cash provided by financing activities in the three months ended December 31, 2021 was primarily due to the Company increasing the annual dividend to $2.00 per common share, from $0.72 per common share, in June 2021. Partially offsetting this decrease in cash provided by financing activities was fewer principal payments in the three months ended December 31, 2021, when compared to the three months ended December 31, 2020, resulting primarily from the Company, in May 2021, converting its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029.

The Company had approximately $9,377,000 and $12,204,000 outstanding on its revolving lines of credit as of December 31, 2021 and 2020, respectively.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of December 31, 2021, there was approximately $336,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2021, the Company had approximately $1,508,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on December 7, 2021.

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

During the fiscal quarter ended December 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on December 7, 2021.

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

10.2		Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement between Alico, Inc., and Mr. Kiernan, dated January 1, 2022

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

February 3, 2022	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 3, 2022	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)