Form 10-Q
period 2022-03-31
ALICO, INC.
filed 2022-05-09
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

There were 7,564,786 shares of common stock outstanding at May 6, 2022.

ALICO, INC.

FORM 10-Q

For the three and six months ended March 31, 2022 and 2021

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,516	$886
Accounts receivable, net	12,527	6,105
Inventories	33,183	43,377
Income tax receivable	—	3,233
Assets held for sale	129	160
Prepaid expenses and other current assets	1,227	1,152
Total current assets	70,582	54,913

Restricted cash	2,660	—
Property and equipment, net	373,863	373,231
Goodwill	2,246	2,246
Other non-current assets	3,561	2,827
Total assets	$452,912	$433,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,377	$7,274
Accrued liabilities	7,986	9,872
Long-term debt, current portion	4,285	4,285
Income tax payable	4,072	—
Other current liabilities	811	875
Total current liabilities	24,531	22,306

Long-term debt:
Principal amount, net of current portion	119,866	122,009
Less: deferred financing costs, net	(910)	(986)
Long-term debt less current portion and deferred financing costs, net	118,956	121,023
Deferred income tax liabilities, net	37,231	41,977
Other liabilities	638	306
Total liabilities	181,356	185,612
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,552,669 and 7,526,004 shares outstanding at March 31, 2022 and September 30, 2021, respectively	8,416	8,416
Additional paid in capital	19,963	19,989
Treasury stock, at cost, 863,476 and 890,141 shares held at March 31, 2022 and September 30, 2021, respectively	(29,027)	(29,853)
Retained earnings	266,938	243,651
Total Alico stockholders' equity	266,290	242,203
Noncontrolling interest	5,266	5,402
Total stockholders' equity	271,556	247,605
Total liabilities and stockholders' equity	$452,912	$433,217

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Operating revenues:
Alico Citrus	$49,032	$55,268	$63,780	$68,194
Land Management and Other Operations	609	676	1,198	1,482
Total operating revenues	49,641	55,944	64,978	69,676
Operating expenses:
Alico Citrus	45,490	45,518	58,876	53,665
Land Management and Other Operations	152	200	292	388
Total operating expenses	45,642	45,718	59,168	54,053
Gross profit	3,999	10,226	5,810	15,623
General and administrative expenses	2,538	2,653	5,122	5,181
Income from operations	1,461	7,573	688	10,442
Other income (expense), net:
Interest expense	(870)	(1,089)	(1,771)	(2,278)
Gain (loss) on sale of real estate, property and equipment and assets held for sale	26,604	(17)	35,049	3,347
Other income	1	2	10	12
Total other income (expense), net	25,735	(1,104)	33,288	1,081
Income before income taxes	27,196	6,469	33,976	11,523
Income tax provision	6,579	1,579	3,279	2,829
Net income	20,617	4,890	30,697	8,694
Net loss (income) attributable to noncontrolling interests	85	(23)	136	18
Net income attributable to Alico, Inc. common stockholders	$20,702	$4,867	$30,833	$8,712
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$2.74	$0.65	$4.09	$1.16
Diluted	$2.74	$0.65	$4.08	$1.16
Weighted-average number of common shares outstanding:
Basic	7,552	7,513	7,543	7,508
Diluted	7,556	7,513	7,548	7,508

Cash dividends declared per common share	$0.50	$0.18	$1.00	$0.36

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended March 31, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2021	8,416	$8,416	$20,080	$(29,399)	$250,012	$249,109	$5,351	$254,460
Net income (loss)	—	—	—	—	20,702	20,702	(85)	20,617
Dividends ($0.50/share)	—	—	—	—	(3,776)	(3,776)	—	(3,776)
Stock-based compensation:
Directors	—	—	27	142	—	169	—	169
Executives and Managers	—	—	59	—	—	59	—	59
Employees	—	—	(203)	230	—	27	—	27
Balance at March 31, 2022	8,416	$8,416	$19,963	$(29,027)	$266,938	$266,290	$5,266	$271,556

For the Six Months Ended March 31, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2021	8,416	$8,416	$19,989	$(29,853)	$243,651	$242,203	$5,402	$247,605
Net income (loss)	—	—	—	—	30,833	30,833	(136)	30,697
Dividends ($1.00/share)	—	—	—	—	(7,546)	(7,546)	—	(7,546)
Exercise of stock options	—	—	15	155	—	170	—	170
Stock-based compensation:
Directors	—	—	50	298	—	348	—	348
Executives and Managers	—	—	112	143	—	255	—	255
Employees	—	—	(203)	230	—	27	—	27
Balance at March 31, 2022	8,416	$8,416	$19,963	$(29,027)	$266,938	$266,290	$5,266	$271,556

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

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2022	2021
Net cash provided by operating activities:
Net income	$30,697	$8,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,668	7,617
Debt issue costs expense	85	91
Gain on sale of real estate, property and equipment and assets held for sale	(35,049)	(3,347)
Loss on disposal of long-lived assets	909	1,200
Deferred income tax benefit	(4,746)	—
Stock-based compensation expense	630	630
Changes in operating assets and liabilities:
Accounts receivable	(6,422)	(6,662)
Inventories	10,194	10,820
Prepaid expenses	(74)	(259)
Income tax receivable	3,233	781
Other assets	(653)	278
Accounts payable and accrued liabilities	(2,015)	5,623
Income taxes payable	4,072	888
Other liabilities	269	(728)
Net cash provided by operating activities	8,798	25,626

Cash flows from investing activities:
Purchases of property and equipment	(10,428)	(10,336)
Acquisition of citrus groves	(136)	(18,230)
Net proceeds from sale of real estate, property and equipment and assets held for sale	36,657	3,442
Change in deposits on purchase of citrus trees	(95)	240
Advances on notes receivables, net	—	271
Other	—	15
Net cash provided by (used in) investing activities	25,998	(24,598)

Cash flows from financing activities:
Repayments on revolving lines of credit	(46,470)	(45,247)
Borrowings on revolving lines of credit	46,470	42,305
Principal payments on term loans	(2,143)	(5,377)
Exercise of stock options	170	—
Dividends paid	(7,533)	(2,025)
Net cash used in financing activities	(9,506)	(10,344)

Net increase (decrease) in cash and cash equivalents and restricted cash	25,290	(9,316)
Cash and cash equivalents and restricted cash at beginning of the period	886	19,687

Cash and cash equivalents and restricted cash at end of the period	$26,176	$10,371

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company", "we", "us" or "our”), is a Florida agribusiness and land management company owning approximately 75,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

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

Restricted Cash

Restricted cash is comprised of certain cash receipts from the sale of property in which the use of funds is restricted.

In March 2022, the Company sold certain sections of the West Ranch, from which a portion of the net cash proceeds amounting to $2,660,000 is being held by a qualified intermediary for purposes of purchasing a like-kind asset and deferring a portion of the gain on the sale of the ranch land. Such portion of the net cash proceeds is included in restricted cash.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of March 31, 2022, and September 30, 2021, the Company had total receivables relating to sales of citrus of approximately $10,051,000 and $3,161,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and six months ended March 31, 2022 and 2021 are as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Alico Citrus
Early and Mid-Season	$17,909	$21,749	$28,287	$31,064
Valencias	25,854	28,014	25,854	28,014
Fresh Fruit	350	176	1,229	585
Grove Management Services	4,416	4,979	7,834	8,071
Other	503	350	576	460
Total	$49,032	$55,268	$63,780	$68,194

Land Management and Other Operations
Land and Other Leasing	$442	$623	$970	$1,350
Other	167	53	228	132
Total	$609	$676	$1,198	$1,482

Total Revenues	$49,641	$55,944	$64,978	$69,676

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $174,000 and net income of approximately $45,000 for the three months ended March 31, 2022 and 2021, respectively, and a net loss of $278,000 and $37,000 for the six months ended March 31, 2022 and 2021, of which 51% is attributable to the Company.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Retrospective adoption was required, except for certain disclosures, which were required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2. Inventories

Inventories consist of the following at March 31, 2022 and September 30, 2021:

(in thousands)	March 31,	September 30,
	2022	2021
Unharvested fruit crop on the trees	$32,278	$42,117
Other	905	1,260
Total inventories	$33,183	$43,377

The Company records its inventory at the lower of cost or net realizable value. For the six months ended March 31, 2022 and the fiscal year ended September 30, 2021, the Company did not record any adjustments to reduce inventory to net realizable value.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021 and 2020, the Company received approximately $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The remaining portion of the funds that the Company anticipates receiving under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,250,000 in the aggregate. During the three and six months ended March 31, 2022, the Company received approximately $175,000 and $1,123,000, respectively. The company anticipates receiving the remaining portion during fiscal year 2023. In the three and six months ended March 31, 2021, the Company received approximately $163,000 and $4,299,000, respectively. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2022 and September 30, 2021:

(in thousands)	Carrying Value
	March 31,	September 30,
	2022	2021
Ranch	$129	$160
Total assets held for sale	$129	$160

On March 15, 2022, the Company sold approximately 6,286 acres from the Alico ranch to third parties for approximately $28,288,000 and recognized a gain of approximately $26,596,000.

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

On April 15, 2021, the State of Florida purchased, under the Florida Forever program, approximately 5,734 acres of the Alico ranch for approximately $14,445,000 pursuant to an option agreement entered into between the State of Florida and the Company. The Company recognized a gain of approximately $13,921,000.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2022 and September 30, 2021:

(in thousands)	March 31,	September 30,
	2022	2021
Citrus trees	$325,923	$320,245
Equipment and other facilities	58,760	57,584
Buildings and improvements	7,374	8,494
Total depreciable properties	392,057	386,323
Less: accumulated depreciation and depletion	(131,827)	(127,046)
Net depreciable properties	260,230	259,277
Land and land improvements	113,633	113,954
Property and equipment, net	$373,863	$373,231

For the six months ended March 31, 2022, and fiscal year ended September 30, 2021, the Company did not record any impairments.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$478	$70,000	$524
Met Variable-Rate Term Loans	36,656	221	38,094	241
Met Citree Term Loan	4,138	29	4,263	31
Pru Loans A & B	13,357	182	13,937	190
	124,151	910	126,294	986
Less current portion	4,285	—	4,285	—
Long-term debt	$119,866	$910	$122,009	$986

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$118	$—	$126
WCLC	—	—	—	—
Lines of Credit	$—	$118	$—	$126

Future maturities of long-term debt and lines of credit as of March 31, 2022 are as follows:

(in thousands)
March 31, 2022
Due within one year	$4,285
Due between one and two years	4,285
Due between two and three years	4,285
Due between three and four years	4,285
Due between four and five years	4,285
Due beyond five years	102,726

Total future maturities	$124,151

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest expense	$870	$1,089	$1,771	$2,278
Interest capitalized	328	349	631	661
Total	$1,198	$1,438	$2,402	$2,939

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

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves and originally included 5,800 gross acres of ranch land. In April 2021, the 5,800 gross acres of ranch land were released as security against the term loans and RLOC and only the 38,200 gross acres of citrus groves remain as security for the term loans and RLOC. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

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

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $718,750 and bear interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019 or at May 1, 2021. Interest on the term loans is payable quarterly. The interest rate on the Met Variable-Rate Term Loans were 1.95% and 1.78% per annum as of March 31, 2022 and September 30, 2021, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

On April 29, 2022, the Company made a prepayment on one of its Met Variable-Rate Term Loans in an amount of approximately $15,625,000 and the loan, with its latest principal payment made on May 2, 2022, was fully satisfied.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019 or at May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 1.95% and 1.78% per annum as of March 31, 2022 and September 30, 2021, respectively. Availability under the RLOC was $25,000,000 as of March 31, 2022 and September 30, 2021, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one-month LIBOR, plus a spread, which spread is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 1.98% and 1.83% per annum as of March 31, 2022 and September 30, 2021, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate formula. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of March 31, 2022, there was approximately $336,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There was $0 outstanding on the WCLC at March 31, 2022 and September 30, 2021. Availability under the WCLC was approximately $69,664,000 as of March 31, 2022 and September 30, 2021.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to a refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. All costs are included in deferred financing costs and are being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $817,000 and approximately $891,000 at March 31, 2022 and September 30, 2021, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 for the year ended September 30, 2021; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2022, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At March 31, 2022 and September 30, 2021, there was an outstanding balance of $4,138,000 and $4,263,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $29,000 and $31,000 at March 31, 2022 and September 30, 2021, respectively.

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

The Company is continuing to evaluate the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, the Company has debt instruments in place that reference one-month and three-month LIBOR-based rates. The transition from LIBOR, as mentioned above is estimated to take place in fiscal 2023 and the Company is currently working with its lenders to transition to an alternative reference rate.

Silver Nip Citrus Debt

Silver Nip Citrus entered into two initial fixed-rate term loans with Prudential Mortgage Capital Company (“Prudential”), with an original combined balance of $27,550,000, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290,000 is payable quarterly, together with accrued interest. The loans are collateralized by approximately 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.

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

The Pru Loans A & B are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2022.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $182,000 and $190,000 at March 31, 2022 and September 30, 2021, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2022 and September 30, 2021:

(in thousands)	March 31,	September 30,
	2022	2021
Ad valorem taxes	$692	$2,018
Accrued interest	933	888
Accrued employee wages and benefits	1,315	2,105
Accrued dividends	3,777	3,763
Accrued harvest and haul	537	—
Inventory received but not invoiced	205	—
Accrued insurance	—	618
Professional fees	287	348
Other accrued liabilities	240	132
Total accrued liabilities	$7,986	$9,872

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

In December 2021, the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable contribution and related charitable deduction for tax purposes. The charitable contribution generated a tax benefit of approximately $6,300,000, however, the Company does not anticipate it will be able to realize the entire charitable deduction before it expires in 2027. A valuation allowance of approximately $1,400,000 was recorded to partially offset the charitable contribution carryover deferred tax asset, resulting in a net benefit of approximately $4,900,000.

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

For the three and six months ended March 31, 2022 and 2021, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Alico, Inc. common stockholders	$20,702	$4,867	$30,833	$8,712

Weighted average number of common shares outstanding - basic	7,552	7,513	7,543	7,508
Dilutive effect of equity-based awards	4	—	5	—
Weighted average number of common shares outstanding - diluted	7,556	7,513	7,548	7,508

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$2.74	$0.65	$4.09	$1.16
Diluted	$2.74	$0.65	$4.08	$1.16

For the three and six months ended March 31, 2022, there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share. For the three and six months ended March 31, 2021, the equity awards had no dilutive or anti-dilutive impact on the earnings per common share.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues:
Alico Citrus	$49,032	$55,268	$63,780	$68,194
Land Management and Other Operations	609	676	1,198	1,482
Total revenues	49,641	55,944	64,978	69,676

Operating expenses:
Alico Citrus	45,490	45,518	58,876	53,665
Land Management and Other Operations	152	200	292	388
Total operating expenses	45,642	45,718	59,168	54,053

Gross profit:
Alico Citrus	3,542	9,750	4,904	14,529
Land Management and Other Operations	457	476	906	1,094
Total gross profit	$3,999	$10,226	$5,810	$15,623

Depreciation, depletion and amortization:
Alico Citrus	$3,686	$3,658	$7,367	$7,302
Land Management and Other Operations	30	43	71	81
Other Depreciation, Depletion and Amortization	116	110	230	234
Total depreciation, depletion and amortization	$3,832	$3,811	$7,668	$7,617

(in thousands)	March 31,	September 30,
	2022	2021
Assets:
Alico Citrus	$438,994	$418,633
Land Management and Other Operations	11,941	13,230
Other Corporate Assets	1,977	1,354
Total Assets	$452,912	$433,217

Note 10. Leases

The Company determines whether an arrangement is a lease at inception. The Company’s leases consist of operating lease arrangements for certain office space and IT facilities, and equipment leases. When these lease arrangements include lease and non-lease components, the Company accounts for lease components and non-lease components (e.g., common area maintenance) separately based on their relative standalone prices.

Any lease arrangements with an initial term of one year or less are not recorded on the Company’s Condensed Consolidated Balance Sheets, and it recognizes lease cost for these lease arrangements on a straight-line basis over the lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right-of-use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease components	2022	2021	2022	2021
Operating leases costs recorded in General and Administrative expenses	$41	$54	$78	$107

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

March 31, 2022
Weighted-average remaining lease term	2.44 years
Weighted-average discount rate	1.80%

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Director fees was approximately $169,000 and $348,000 for the three and six months ended March 31, 2022, respectively, and $222,000 and $444,000 for the three and six months ended March 31, 2021, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock was approximately $68,000 and $204,000 for the three and six months ended March 31, 2022, respectively, and approximately $40,000 and $65,000 for the three and six months ended March 31, 2021, respectively. There was approximately $262,000 and $144,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2022 and September 30, 2021, respectively.

On January 26, 2022, the Company awarded 7,256 restricted shares of the Company’s common stock to employees, with more than one year of service, under the 2015 plan at a weighted average fair value of $35.50 per common share, vesting on January 1, 2023.

On November 5, 2021, the Company awarded 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $37.13 per common share, vesting on January 1, 2023.

On October 15, 2021, the Company awarded 2,500 restricted shares of the Company’s common stock to the President and CEO under the 2015 Plan at a weighted average fair value of $34.41 per common share, vesting on January 1, 2022.

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock to certain other executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share, vesting on January 1, 2022.

Stock Option Grant

Stock option grants of 118,000 options to certain officers and managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022, then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the six months ended March 31, 2022, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants were vested as of March 31, 2022.

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

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants were to vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, any unvested options would be forfeited. The 2018 Option Grants would also have become vested to the extent that the applicable stock price hurdles were satisfied in connection with a change in control of the Company. With respect to the 2018 Options Grants issued to Mr. John Kiernan, during the six months ended March 31, 2022, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested). As of March 31, 2022, only 25% of the 2018 Options Grants vested for Mr. John Kiernan, 67,500 of the 2018 Options Grants were forfeited as of December 31, 2021. The 2018 Option Grants issued to Mr. Trafelet were forfeited as part of a settlement agreement entered into with the Company on February 11, 2019. Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options of approximately $18,000 and $78,000 was recognized for the three and six months ended March 31, 2022, respectively, and approximately $61,000 and $121,000 was recognized for the three and six months ended March 31, 2021, respectively. At March 31, 2022 and September 30, 2021, there was approximately $54,000 and $134,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.75 years.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted for the three and six months ended March 31, 2022. On December 15, 2022, a senior executive exercised 5,000 stock options with an exercise price of $33.96 per share.

The following table illustrates the Company’s treasury stock activity for the six months ended March 31, 2022:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2021	890,141	$29,853
Issued to employees and directors	(26,665)	(826)
Balance as of March 31, 2022	863,476	$29,027

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $336,000 at March 31, 2022 and September 30, 2021, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2022, the Company had approximately $6,578,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Note 13. Related Party Transactions

On April 1, 2022, the Company entered into an amended and restated employment agreement with John E. Kiernan (the “Employment Agreement”).  At the same time, the Company and Mr. Kiernan entered into an annual performance and long-term bonus agreement (the “Bonus Agreement”). Pursuant to the Employment Agreement, Mr. Kiernan will remain President and Chief Executive Officer of the Company, for a term commencing on April 1, 2022, and ending on September 30, 2024, subject to extension and termination pursuant to the provisions of the Employment Agreement.  The Bonus Agreement sets forth the terms under which Mr. Kiernan would be eligible and entitled to short-term and long-term incentive cash and equity bonuses. For further details of this Employment Agreement and the Bonus Agreement, please see the Form 8-K filed by the Company with the SEC on April 5, 2022.

On April 1, 2022, the Company awarded 5,000 restricted shares of the Company’s common stock to Mr. Kiernan in accordance with his Bonus Agreement.  Under the Bonus Agreement, 50% of these shares will vest on January 1, 2025 and 50% on January 1, 2026.

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

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments, and all its operating revenues are generated in the United States. For the three and six months ended March 31, 2022, the Company generated operating revenues of approximately $49,641,000 and $64,978,000, respectively, income from operations of approximately $1,461,000 and $688,000, respectively, and net income attributable to common stockholders of approximately $20,702,000 and $30,833,000, respectively. Net cash provided by operating activities was approximately $8,798,000 for the six months ended March 31, 2022.

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

Recent Developments

Employment and Bonus Agreement

On April 1, 2022, the Company entered into an amended and restated employment agreement with John E. Kiernan (the “Employment Agreement”).  At the same time, the Company and Mr. Kiernan entered into an annual performance and long-term bonus agreement (the “Bonus Agreement”). Pursuant to the Employment Agreement, Mr. Kiernan will remain President and Chief Executive Officer of the Company, for a term commencing on April 1, 2022, and ending on September 30, 2024, subject to extension and termination pursuant to the provisions of the Employment Agreement.  The Bonus Agreement sets forth the terms under which Mr. Kiernan would be eligible and entitled to short-term and long-term incentive cash and equity bonuses. For further details of this Employment and Bonus Agreement, please see the Form 8-K filed by the Company on April 5, 2022.

Sale and Purchase of Land

On March 15, 2022, the Company sold approximately 6,286 acres of Alico ranch to third parties at an average sales price of $4,500 per acre, realizing approximately $28,288,000 of gross proceeds.

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico ranch for approximately $5,675,000 pursuant to an option agreement entered into between the State of Florida and the Company on September 21, 2021. The acres were intentionally sold at a price below market value, which resulted in a charitable contribution and related charitable deduction for tax purposes. As a result of this charitable contribution, the Company generated a tax benefit.

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021 and 2020, the Company received approximately $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The remaining portion of the funds that the Company anticipates receiving under the Florida CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,250,000 in the aggregate. For the six months ended March 31, 2022, the Company received a portion of this crop insurance expense reimbursement in an amount equal to approximately $1,123,000 and anticipates receiving the remaining portion in fiscal year 2023. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Freeze Event

In the last week of January 2022, certain areas where the Company’s citrus trees are located experienced below freezing conditions that had a material adverse effect on the yield of this season’s Valencia crop.  Although the Company’s Valencia harvest will be smaller this season as a result of this freeze event, the Company believes there should not be long-term measurable damage to its citrus trees.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Alico Citrus	$49,032	$55,268	$(6,236)	(11.3)%	$63,780	$68,194	$(4,414)	(6.5)%
Land Management and Other Operations	609	676	(67)	(9.9)%	1,198	1,482	(284)	(19.2)%
Total operating revenues	49,641	55,944	(6,303)	(11.3)%	64,978	69,676	(4,698)	(6.7)%

Gross profit:
Alico Citrus	3,542	9,750	(6,208)	(63.7)%	4,904	14,529	(9,625)	(66.2)%
Land Management and Other Operations	457	476	(19)	(4.0)%	906	1,094	(188)	(17.2)%
Total gross profit	3,999	10,226	(6,227)	(60.9)%	5,810	15,623	(9,813)	(62.8)%

General and administrative expenses	2,538	2,653	(115)	(4.3)%	5,122	5,181	(59)	(1.1)%
Income from operations	1,461	7,573	(6,112)	(80.7)%	688	10,442	(9,754)	(93.4)%
Total other income (expense), net	25,735	(1,104)	26,839	NM	33,288	1,081	32,207	NM
Income before income taxes	27,196	6,469	20,727	NM	33,976	11,523	22,453	NM
Income tax provision	6,579	1,579	5,000	NM	3,279	2,829	450	15.9%
Net income	20,617	4,890	15,727	NM	30,697	8,694	22,003	NM
Net loss (income) attributable to noncontrolling interests	85	(23)	108	NM	136	18	118	NM
Net income attributable to Alico, Inc. common stockholders	$20,702	$4,867	$15,835	NM	$30,833	$8,712	$22,121	NM

NM = Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three and six months ended March 31, 2022 and 2021:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	Unit	%	2022	2021	Unit	%
Operating Revenues:
Early and Mid-Season	$17,909	$21,749	$(3,840)	(17.7)%	$28,287	$31,064	$(2,777)	(8.9)%
Valencias	25,854	28,014	(2,160)	(7.7)%	25,854	28,014	(2,160)	(7.7)%
Fresh Fruit	350	176	174	98.9%	1,229	585	644	110.1%
Purchase and Resale of Fruit	454	280	174	62.1%	507	337	170	50.4%
Grove Management Services	4,416	4,979	(563)	(11.3)%	7,834	8,071	(237)	(2.9)%
Other	49	70	(21)	(30.0)%	69	123	(54)	(43.9)%
Total	$49,032	$55,268	$(6,236)	(11.3)%	$63,780	$68,194	$(4,414)	(6.5)%
Boxes Harvested:
Early and Mid-Season	1,348	1,734	(386)	(22.3)%	2,175	2,519	(344)	(13.7)%
Valencias	1,883	2,043	(160)	(7.8)%	1,883	2,043	(160)	(7.8)%
Total Processed	3,231	3,777	(546)	(14.5)%	4,058	4,562	(504)	(11.0)%
Fresh Fruit	19	11	8	72.7%	88	59	29	49.2%
Total	3,250	3,788	(538)	(14.2)%	4,146	4,621	(475)	(10.3)%
Pound Solids Produced:
Early and Mid-Season	7,013	9,466	(2,453)	(25.9)%	11,034	13,598	(2,564)	(18.9)%
Valencias	9,781	11,670	(1,889)	(16.2)%	9,781	11,670	(1,889)	(16.2)%
Total	16,794	21,136	(4,342)	(20.5)%	20,815	25,268	(4,453)	(17.6)%
Pound Solids per Box:
Early and Mid-Season	5.20	5.46	(0.26)	(4.8)%	5.07	5.40	(0.33)	(6.1)%
Valencias	5.19	5.71	(0.52)	(9.1)%	5.19	5.71	(0.52)	(9.1)%
Price per Pound Solids:
Early and Mid-Season	$2.55	$2.30	$0.25	10.9%	$2.56	$2.28	$0.28	12.3%
Valencias	$2.64	$2.40	$0.24	10.0%	$2.64	$2.40	$0.24	10.0%
Price per Box:
Fresh Fruit	$18.42	$16.00	$2.42	15.1%	$13.97	$9.92	$4.05	40.8%
Operating Expenses:
Cost of Sales	$32,031	$31,063	$968	3.1%	$40,887	$38,483	$2,404	6.2%
Harvesting and Hauling	9,248	10,059	(811)	(8.1)%	11,609	12,138	(529)	(4.4)%
Purchase and Resale of Fruit	359	238	121	50.8%	405	288	117	40.6%
Grove Management Services	4,027	4,321	(294)	(6.8)%	7,098	7,055	43	0.6%
Other	(175)	(163)	(12)	7.4%	(1,123)	(4,299)	3,176	(73.9)%
Total	$45,490	$45,518	$(28)	(0.1)%	$58,876	$53,665	$5,211	9.7%

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

The decrease in revenue for the three and six months ended March 31, 2022, compared to the three and six months ended March 31, 2021 was primarily due to a decrease in Early and Mid-Season and Valencia fruit harvested and, to a lesser extent, a decrease in revenue generated from grove management services.

The decrease in Early and Mid-Season and Valencia fruit harvested was primarily driven by a decrease in processed box production and a decrease in pound solids per box. The processed box production for the six months ended March 31, 2022 decreased by 11.0%, as compared to the same period in the prior fiscal year, primarily due to greater fruit drop, attributed to disease and weather conditions. In addition, in late January 2022, the Company’s groves, along with many of the other groves in Florida, were impacted by a freeze event. Specifically, the Company’s Valencia box production, which was anticipated to perform better than the Early and Mid-Season box production on a year-over-year comparable basis (according to the USDA 2021-22 forecast published prior to the freeze event), was negatively impacted by the freeze event. Because the Company’s Early and Mid-Season harvest was substantially complete at the time of the freeze, there was no material impact to the Company’s Early and Mid-Season box production.  While the Company’s Valencia crop was adversely impacted by the freeze event, there does not appear to be long-term measurable damage to the citrus trees.

The decrease in pound solids per box of 7.4% during the six months ended March 31, 2022, as compared to the prior year’s six months ended March 31, 2021, was mainly due to the internal quality of the fruit not being as strong as it was in the previous year. In addition, the Company decided to accelerate the harvesting of the Valencia crop in order to maximize the box production, and as a result has been realizing lower pound solids per box.

Partially offsetting the decrease in processed box production and pound solids per box was an increase in the price per pound solid of 11.2% due to continued strong consumption of Not from Concentrate Orange Juice (“NFC”), which has led to continued low inventory levels. While consumption has dropped from its highest levels when the COVID-19 pandemic initially started back in March 2020, consumption, as reported by Nielsen data on April 9, 2022, has increased approximately 7.4% for the twenty-four-week period ended March 26, 2022, as compared to the similar twenty-four-week period prior to the COVID -19 pandemic.

The Company, for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021, recorded a decrease in revenue from grove management services. The decrease is primarily due to the third-party caretaking partner reducing some of the acres for which the Company was providing caretaking management services.

The Company harvest season, to date, has not been impacted by the COVID-19 pandemic.

The USDA, in its April 8, 2022 Citrus Crop Forecast for the 2021-22 harvest season, indicated it expects the overall Florida orange crop will decrease from approximately 52,950,000 boxes for the 2020-21 crop year to approximately 38,200,000 boxes for the 2021-22 crop year, a decrease of approximately 27.9%. With respect to the Early and Mid-Season crop, the USDA forecasted a 19.8% decline. The Company’s Early and Mid-Season crop for the season was down 13.7%. Regarding the Valencia crop, the USDA is forecasting a 33.9% decline, with a significant portion of the decline being attributed to the freeze event. The Company is anticipating only a 12-15% decrease for its Valencia crop, as compared to the same period last year. The Company believes this lower rate of decline, as compared to the state forecast, is due to the efficiencies of the Company’s comprehensive grove management program, as well as certain precautionary measures the Company took to minimize the impact of the freeze event on its groves and production.

The slight decrease in operating expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due to a reduction in harvesting and hauling expenses attributable to a decrease in Early and Mid-Season and Valencia boxes harvested in the three months ended March 31, 2022, as compared to the same period in the prior year. Additionally, mostly because of the decrease in acreage managed, the Company realized a small decrease in its caretaking expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Partially offsetting the decrease was the result of the Company harvesting a greater percentage of boxes, in relation to the estimated total boxes to be harvested for the full season, during the three months ended March 31, 2022, as compared to the same period in the prior year, leading to a larger percentage of costs being allocated to cost of sales in the current quarter.

The increase in operating expenses for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, primarily relates to the Company receiving less proceeds under the CRBG program during the six months ended March 31, 2022, when compared to the six months ended March 31, 2021. Through the end of fiscal year 2021, the Company had received the anticipated proceeds under the CRBG program, with the exception of funds that were due relating to certain crop insurance expenses incurred by the Company. The total amount to be received for this crop insurance reimbursement is estimated to be approximately $2,250,000 in the aggregate, of which approximately $1,123,000 was received in the six months ended March 31, 2022. By comparison, in the six months ended March 31, 2021, the Company received approximately $4,299,000 in proceeds under the CRBG program. Additionally, as a result of the Company harvesting a greater percentage of boxes, in relation to the estimated total boxes to be harvested for the full season, during the six months ended March 31, 2022, as compared to the same period in the prior year, a larger percentage of costs were allocated to cost of sales in the six months ended March 31, 2022.

The credit amounts shown in “Other” in operating expenses above represents the impact of the federal relief proceeds received under the CRBG program in the three and six months ended March 31, 2022 and 2021.

Land Management and Other Operations

The table below presents key operating measures for the three and six months ended March 31, 2022 and 2021:

(in thousands)

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue From:
Land and Other Leasing	$442	$623	$(181)	(29.1)%	$970	$1,350	$(380)	(28.1)%
Other	167	53	114	NM	228	132	96	72.7%
Total	$609	$676	$(67)	(9.9)%	$1,198	$1,482	$(284)	(19.2)%
Operating Expenses:
Land and Other Leasing	$148	$196	$(48)	(24.5)%	$288	$380	$(92)	(24.2)%
Other	4	4	—	—%	4	8	(4)	(50.0)%
Total	$152	$200	$(48)	(24.0)%	$292	$388	$(96)	(24.7)%

NM = Not meaningful

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the three and six months ended March 31, 2022, as compared to the three and six months ended March 31, 2021, is primarily due to a decrease in grazing and hunting lease revenue. The decrease in this revenue is a result of the Company selling certain acres of the Alico ranch, which resulted in the reduction of land covered under grazing and hunting lease contracts. Partially offsetting this decrease was the result of a third-party non-refundable deposit of $120,000 expiring and being recognized as income during the three and six months ended March 31, 2022.

The decrease in operating expenses from Land Management and Other Operations for the three and six months ended March 31, 2022, compared to the three and six months ended March 31, 2021, is primarily due to the reduction of the ad valorem tax expense due to the Company owning fewer ranch acres as a result of the sale of certain acres of the Alico ranch.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2022 were approximately $2,538,000, compared to approximately $2,653,000 for the three months ended March 31, 2021. The decrease was attributable in large part to (i) reduced payroll expenses of approximately $130,000 primarily relating to the reduction in administrative personnel made during the fiscal year ended September 30, 2021 and during the six months ended March 31, 2022, (ii) a reduction in consulting expense resulting from the Company incurring approximately $200,000 in corporate advisory fees in the six months ended March 31, 2021 and (iii) a reduction in Director’s fees of approximately $53,000, relating to a modification of the compensation arrangement for the Board of Directors. Partially offsetting these decreases were increases relating to (i) professional fees of approximately $99,000, primarily relating to additional costs incurred with regard to real estate activities and human resources matters and (ii) other smaller increases in investor relations-related fees and accrual for paid time off of approximately $78,000.

General and administrative expenses for the six months ended March 31, 2022 was approximately $5,122,000, compared to approximately $5,181,000 for the six months ended March 31, 2021. The slight decrease was attributable in large part to (i) reduced payroll expenses of approximately $243,000 primarily relating to the reduction in administrative personnel made during the fiscal year ended September 30, 2021 and during the six months ended March 31, 2022; (ii) a reduction in consulting expense resulting from the Company incurring approximately $200,000 in corporate advisory fees in the six months ended March 31; and (iii) a reduction in Director’s fees of approximately $96,000, relating to a modification of the compensation arrangement for the Board of Directors. Partially offsetting these decreases were increases relating to (i) an increase of approximately $100,000 relating to a company-sponsored incentive for employees to obtain the COVID 19 vaccine; (ii) a net increase in stock compensation expense of approximately $97,000 relating to Restricted Stock awarded to certain executives, senior managers and other employees; (iii) consulting expenses of approximately $120,000 relating the Company’s Environmental, Sustainability and Governance (“ESG”) implementation strategy and related work; and (iv) an increase in accrual for paid time- off of approximately $100,000.

Other Income (expense), net

Other income (expense), net for the three months ended March 31, 2022 and 2021 was approximately $25,735,000 and approximately $(1,104,000), respectively. The shift to other income, net from other expense, net is primarily due to gains on sale of real estate, property and equipment and assets held for sale of approximately $26,604,000 primarily relating to the sale during the current quarter of approximately 6,286 acres, in the aggregate, from the Alico ranch. By comparison, for the three months ended March 31, 2021, the Company had minimal activity relating to the sale of real estate, property and equipment and assets held for sale. Additionally, a decrease in interest expense of approximately $219,000 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was the result of the reduction of its long-term debt attributable to making its mandatory principal payments and certain prepayments.

Other income (expense), net for the six months ended March 31, 2022 and 2021 was approximately $33,288,000 and approximately $1,081,000, respectively. The increase in other income, net, is primarily due to gains on sale of real estate, property and equipment and assets held for sale of approximately $35,049,000 relating to the sale during the six months ended March 31, 2022 of approximately 8,226 acres, in the aggregate, from the Alico ranch to several third parties. By comparison, for the six months ended March 31, 2021, the Company recognized gains of approximately $3,347,000 relating to the sale of real estate, property and equipment and assets held for sale. Additionally, a decrease in interest expense of approximately $507,000 for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, was the result of the reduction of its long-term debt attributable to making its mandatory principal payments and certain prepayments.

Income Taxes

The income tax provision was approximately $6,579,000 and $1,579,000 for the three months ended March 31, 2022 and 2021, respectively, and approximately $3,279,000 and $2,829,000 for the six months ended March 31, 2022 and 2021, respectively. The increase in the tax provision for the three and six months ended March 31, 2022 primarily resulted from the Company generating greater pre-tax income, compared to the same periods in the prior year, as a result of increased sales of real estate, property and equipment and assets held for sale.  Additionally, in the six months ended March 31, 2022, the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable deduction for tax purposes and thus a resulting tax benefit impacting the income tax provision.  Excluding this tax benefit, the Company would have incurred an income tax provision of approximately $8,157,000 for the six months ended March 31, 2022.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2022	2021	Change
Cash and cash equivalents (including restricted cash)	$26,176	$886	$25,290
Total current assets	$70,582	$54,913	$15,669
Total current liabilities	$24,531	$22,306	$2,225
Working capital	$46,051	$32,607	$13,444
Total assets	$452,912	$433,217	$19,695
Principal amount of term loans	$124,151	$126,294	$(2,143)
Current ratio	2.88 to 1	2.46 to 1

Sources and Uses of Liquidity and Capital

Alico's business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company's credit facilities, and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

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

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $69,664,000 was available for general use as of March 31, 2022, and a $25,000,000 revolving line of credit, all of which was available for general use as of March 31, 2022 (see Note 5. “Long-Term Debt and Lines of Credit" to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and may be expected to continue to increase the available cash for the foreseeable future. With the increase in available cash, the Company could utilize the available cash for other possible uses such as paying down indebtedness, citrus grove acquisitions, share repurchases, and additional increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, paying down of indebtedness, engaging in share repurchases or paying increased dividends, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico's ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 applicable for the year ended September 30, 2021; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2022, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash, cash equivalents, and restricted cash increased from approximately $886,000 as of September 30, 2021, to approximately $26,176,000 as of March 31, 2022. The components of these changes are discussed below.

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the six months ended March 31, 2022 and 2021:

(in thousands)	Six Months Ended March 31,
	2022	2021	Change
Net income	$30,697	$8,694	$22,003
Depreciation, depletion and amortization	7,668	7,617	51
Gain on sale of real estate, property and equipment and assets held for sale	(35,049)	(3,347)	(31,702)
Deferred income tax benefit	(4,746)	—	(4,746)
Loss on disposal of long-lived assets	909	1,200	(291)
Debt issue costs expense	85	91	(6)
Stock-based compensation expense	630	630	—
Change in operating assets and liabilities	8,604	10,741	(2,137)
Net cash provided by operating activities	$8,798	$25,626	$(16,828)

The decrease in cash provided by operating activities for the six months ended March 31, 2022, as compared to the same period in the prior year, was primarily attributable to the impact of an increase in gains on sale of real estate, property and equipment and assets held for sale in the six months ended March 31, 2022, relating to the sale of certain sections of the Alico ranch, as compared to gain on sale of real estate, property and equipment and assets held for sale in the six months ended March 31, 2021, and the recognition of a charitable deduction associated with the sale of certain acres to the State of Florida, which resulted in the Company recording a tax benefit for the six-month period. Partially offsetting these increases in cash used in operating activities was an increase in net income for the six months ended March 31, 2022, as compared to the same period in the prior year.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the six months ended March 31, 2022 and 2021:

(in thousands)	Six Months Ended March 31,
	2022	2021	Change
Capital expenditures:
Citrus trees	$(7,534)	$(9,064)	$1,530
Equipment and other	(2,894)	(1,272)	(1,622)
Total	(10,428)	(10,336)	(92)

Acquisition of citrus groves	(136)	(18,230)	18,094
Net proceeds from sale of real estate, property and equipment and assets held for sale	36,657	3,442	33,215
Change in deposits on purchase of citrus trees	(95)	240	(335)
Advances on notes receivables, net	—	271	(271)
Other	—	15	(15)
Net cash provided by (used in) investing activities	$25,998	$(24,598)	$50,596

The shift to cash provided by investing activities for the six months ended March 31, 2022 from cash used in investing activities for the six months ended March 31, 2021, was primarily due to the Company receiving higher proceeds from the sale of real estate, property and equipment and assets held for sale in the six months ended March 31, 2022, when compared to the six months ended March 31, 2021. Additionally, in October 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000. Only minimal purchases of citrus groves were made in the six months ended March 31, 2022.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the six months ended March 31, 2022 and 2021:

(in thousands)	Six Months Ended March 31,
	2022	2021	Change
Repayments on revolving lines of credit	$(46,470)	$(45,247)	$(1,223)
Borrowings on revolving lines of credit	46,470	42,305	4,165
Principal payments on term loans	(2,143)	(5,377)	3,234
Exercise of stock options	170	—	170
Dividends paid	(7,533)	(2,025)	(5,508)
Net cash used in financing activities	$(9,506)	$(10,344)	$838

The slight decrease in cash used in financing activities in the six months ended March 31, 2022 was primarily due to fewer principal payments being made in the six months ended March 31, 2022, when compared to the six months ended March 31, 2021. This resulted primarily from the Company, in May 2021, converting its Met Fixed-Rate Term Loans into interest-

bearing-only loans with a balloon payment of the balance due at the November 1, 2029 maturity.  Additionally, there were greater net payments on the borrowings under the lines of credit in the six months ended March 31, 2021, as compared to the same period in the prior year. Partially offsetting this decrease was the result of the Company, in June 2021, increasing the annual dividend rate to $2.00 per common share, from $0.72 per common share.

The Company had $0 outstanding on its revolving lines of credit as of March 31, 2022 and 2021.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of March 31, 2022, there was approximately $336,000 in outstanding letters of credit, which correspondingly slightly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2022, the Company had approximately $6,578,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

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

During the fiscal quarter ended March 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3		Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4		Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		Second Amended By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico’s filing on Form 8-K dated January 15, 2021)

10.1

Twelfth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC, and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated November 17, 2021 (incorporated by reference to Exhibit 10.1 of Alico's filing on Form 10-Q dated February 3, 2022)

10.2

Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement between Alico, Inc., and Mr. Kiernan, dated January 1, 2022 (incorporated by reference to Exhibit 10.2 of Alico's filing on Form 10-Q dated February 3, 2022)

10.3

Employment Agreement and Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated January 1, 2022 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Alico's filing on Form 8-K dated April 5, 2022)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

May 9, 2022	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2022	By:	/s/ Richard Rallo
Richard Rallo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)