Form 10-Q
period 2022-06-30
ALICO, INC.
filed 2022-08-03
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 7,586,995 shares of common stock outstanding at August 2, 2022.

ALICO, INC.

FORM 10-Q

For the three and nine months ended June 30, 2022 and 2021

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,869	$886
Accounts receivable, net	4,596	6,105
Inventories	39,001	43,377
Income tax receivable	—	3,233
Assets held for sale	241	160
Prepaid expenses and other current assets	1,581	1,152
Total current assets	52,288	54,913

Restricted cash	2,660	—
Property and equipment, net	373,117	373,231
Goodwill	2,246	2,246
Other non-current assets	3,303	2,827
Total assets	$433,614	$433,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,838	$7,274
Accrued liabilities	9,065	9,872
Long-term debt, current portion	3,035	4,285
Income tax payable	3,138	—
Other current liabilities	1,122	875
Total current liabilities	21,198	22,306

Long-term debt:
Principal amount, net of current portion	104,420	122,009
Less: deferred financing costs, net	(781)	(986)
Long-term debt less current portion and deferred financing costs, net	103,639	121,023
Deferred income tax liabilities, net	37,219	41,977
Other liabilities	533	306
Total liabilities	162,589	185,612
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,582,612 and 7,526,004 shares outstanding at June 30, 2022 and September 30, 2021, respectively	8,416	8,416
Additional paid in capital	19,631	19,989
Treasury stock, at cost, 833,533 and 890,141 shares held at June 30, 2022 and September 30, 2021, respectively	(28,096)	(29,853)
Retained earnings	265,852	243,651
Total Alico stockholders' equity	265,803	242,203
Noncontrolling interest	5,222	5,402
Total stockholders' equity	271,025	247,605
Total liabilities and stockholders' equity	$433,614	$433,217

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Alico Citrus	$25,533	$34,262	$89,313	$102,456
Land Management and Other Operations	405	626	1,603	2,108
Total operating revenues	25,938	34,888	90,916	104,564
Operating expenses:
Alico Citrus	24,489	26,156	83,365	79,821
Land Management and Other Operations	138	222	430	610
Total operating expenses	24,627	26,378	83,795	80,431
Gross profit	1,311	8,510	7,121	24,133
General and administrative expenses	2,557	1,911	7,679	7,092
(Loss) income from operations	(1,246)	6,599	(558)	17,041
Other income (expense), net:
Interest expense	(854)	(907)	(2,625)	(3,185)
Gain on sale of real estate, property and equipment and assets held for sale	5,755	30,288	40,804	33,635
Other income, net	9	6	19	18
Total other income, net	4,910	29,387	38,198	30,468
Income before income taxes	3,664	35,986	37,640	47,509
Income tax provision	1,002	8,853	4,281	11,682
Net income	2,662	27,133	33,359	35,827
Net loss (income) attributable to noncontrolling interests	44	(14)	180	4
Net income attributable to Alico, Inc. common stockholders	$2,706	$27,119	$33,539	$35,831
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.36	$3.61	$4.44	$4.77
Diluted	$0.36	$3.61	$4.44	$4.77
Weighted-average number of common shares outstanding:
Basic	7,570	7,521	7,551	7,512
Diluted	7,589	7,521	7,561	7,512

Cash dividends declared per common share	$0.50	$0.50	$1.50	$0.86

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at March 31, 2022	8,416	$8,416	$19,963	$(29,027)	$266,938	$266,290	$5,266	$271,556
Net income (loss)	—	—	—	—	2,706	2,706	(44)	2,662
Dividends ($0.50/share)	—	—	—	—	(3,792)	(3,792)	—	(3,792)
Exercise of stock options	—	—	19	276	—	295	—	295
Stock-based compensation:
Directors	—	—	27	130	—	157	—	157
Executives and Managers	—	—	(471)	528	—	57	—	57
Employees	—	—	93	(3)	—	90	—	90
Balance at June 30, 2022	8,416	$8,416	$19,631	$(28,096)	$265,852	$265,803	$5,222	$271,025

For the Nine Months Ended June 30, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2021	8,416	$8,416	$19,989	$(29,853)	$243,651	$242,203	$5,402	$247,605
Net income (loss)	—	—	—	—	33,539	33,539	(180)	33,359
Dividends ($1.50/share)	—	—	—	—	(11,338)	(11,338)	—	(11,338)
Exercise of stock options	—	—	34	431	—	465	—	465
Stock-based compensation:
Directors	—	—	77	428	—	505	—	505
Executives and Managers	—	—	(359)	671	—	312	—	312
Employees	—	—	(110)	227	—	117	—	117
Balance at June 30, 2022	8,416	$8,416	$19,631	$(28,096)	$265,852	$265,803	$5,222	$271,025

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

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2022	2021
Net cash provided by operating activities:
Net income	$33,359	$35,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,476	11,349
Debt issue costs expense	214	136
Gain on sale of real estate, property and equipment and assets held for sale	(40,804)	(33,635)
Loss on disposal of long-lived assets	2,228	1,724
Deferred income tax benefit	(4,758)	—
Stock-based compensation expense	934	952
Changes in operating assets and liabilities:
Accounts receivable	1,509	(2,137)
Inventories	4,376	9,291
Prepaid expenses	(428)	(474)
Income tax receivable	3,233	781
Other assets	(556)	431
Accounts payable and accrued liabilities	(3,618)	2,842
Income taxes payable	3,138	7,081
Other liabilities	489	(560)
Net cash provided by operating activities	10,792	33,608

Cash flows from investing activities:
Purchases of property and equipment	(15,112)	(15,760)
Acquisition of citrus groves	(136)	(18,230)
Acquisition of mineral rights	—	(453)
Net proceeds from sale of real estate, property and equipment and assets held for sale	42,718	34,901
Change in deposits on purchase of citrus trees	65	408
Advances on notes receivables, net	—	371
Other	—	14
Net cash provided by investing activities	27,535	1,251

Cash flows from financing activities:
Repayments on revolving lines of credit	(46,470)	(50,588)
Borrowings on revolving lines of credit	46,470	47,646
Principal payments on term loans	(18,839)	(16,816)
Exercise of stock options	465	—
Dividends paid	(11,310)	(3,378)
Net cash used in financing activities	(29,684)	(23,136)

Net increase in cash and cash equivalents and restricted cash	8,643	11,723
Cash and cash equivalents and restricted cash at beginning of the period	886	19,687

Cash and cash equivalents and restricted cash at end of the period	$9,529	$31,410

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 74,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

Basis of Presentation

The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements", have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. These Financial Statements do not include all the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on December 7, 2021.

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

Principles of Consolidation

The Financial Statements include the accounts of Alico and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings, LLC and subsidiaries ( “Silver Nip”), Alico Skink Mitigation, LLC and Citree

Holdings 1, LLC (“Citree”). The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In March 2022, the Company sold certain sections of the Alico Ranch, from which a portion of the net cash proceeds amounting to $2,660,000 is being held by a qualified intermediary for purposes of purchasing a like-kind asset and deferring a portion of the gain on the sale of the ranch land. As of June 30, 2022, these funds are included in restricted cash. During July 2022, the Company chose to postpone the purchase this like-kind asset and the restricted funds are in the process of being released to the Company.

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of June 30, 2022, and September 30, 2021, the Company had total receivables relating to sales of citrus of approximately $3,235,000 and $3,161,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

In June 2022, the Company was notified by a primary third-party grove owner for which the Company was managing groves that the third-party grove owner was terminating the Property Management Agreement with the Company as the third-party grove owner decided to exit the citrus business. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services began to decrease earlier in the three months ended June 30, 2022 and have ceased as of June 10, 2022.

The Company recorded approximately $3,367,000 and $5,114,000 of operating revenue relating to these grove management services, including the management fee, in the three months ended June 30, 2022 and 2021, respectively. The Company recorded approximately $2,899,000 and $4,545,000 of operating expenses relating to these grove management services in the three months ended June 30, 2022 and 2021, respectively.

The Company recorded approximately $10,552,000 and $12,668,000 of operating revenue relating to these grove management services, including the management fee, in the nine months ended June 30, 2022 and 2021, respectively. The Company recorded approximately $9,664,000 and $11,384,000 of operating expenses relating to these grove management services in the nine months ended June 30, 2022 and 2021, respectively.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2022 and 2021 are as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Alico Citrus
Early and Mid-Season	$—	$461	$28,287	$31,525
Valencias	21,601	27,900	47,455	55,914
Fresh Fruit	—	23	1,229	608
Grove Management Services	3,835	5,587	11,669	13,658
Other	97	291	673	751
Total	$25,533	$34,262	$89,313	$102,456

Land Management and Other Operations
Land and Other Leasing	$359	$575	$1,329	$1,925
Other	46	51	274	183
Total	$405	$626	$1,603	$2,108

Total Revenues	$25,938	$34,888	$90,916	$104,564

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $90,000 and net income of approximately $29,000 for the three months ended June 30, 2022 and 2021, respectively, and a net loss of $368,000 and $8,000 for the nine months ended June 30, 2022 and 2021, respectively, of which 51% is attributable to the Company.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The Company adopted ASU 2019-12 effective October 1, 2021, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state, and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of June 30, 2022, and certain restrictions on social and commercial activity have been relaxed, a resurgence of the virus, such as variant BA.5, could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations

To date, the Company has experienced no material adverse impacts from this pandemic.

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

Note 2. Inventories

Inventories consist of the following at June 30, 2022 and September 30, 2021:

(in thousands)	June 30,	September 30,
	2022	2021
Unharvested fruit crop on the trees	$37,908	$42,117
Other	1,093	1,260
Total inventories	$39,001	$43,377

The Company records its inventory at the lower of cost or net realizable value. For the nine months ended June 30, 2022 and the fiscal year ended September 30, 2021, the Company did not record any adjustments to reduce inventory to net realizable value.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021 and 2020, the Company received approximately $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The remaining portion of the funds that the Company anticipates receiving after the fiscal year ended September 30, 2021, under the CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,250,000 in the aggregate. During the three and nine months ended June 30, 2022, the Company received approximately $0 and $1,123,000, respectively. The Company anticipates receiving the remaining portion during fiscal year 2023. In the three and nine months ended June 30, 2021, the Company received approximately $0 and $4,299,000, respectively. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2022 and September 30, 2021:

(in thousands)	Carrying Value
	June 30,	September 30,
	2022	2021
Ranch	$241	$160
Total assets held for sale	$241	$160

During the three months ended June 30, 2022, the Company sold approximately 1,187 acres from the Alico Ranch to third parties for approximately $5,997,000 and recognized a gain of approximately $5,616,000. One of these sales transactions, consisting of approximately 142 acres, was sold to an employee of the Company for approximately $651,000.

On March 15, 2022, the Company sold approximately 6,286 acres from the Alico Ranch to third parties for approximately $28,288,000 and recognized a gain of approximately $26,554,000.

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

On December 18, 2020, the Company sold approximately 600 acres of the Alico Ranch for approximately $2,630,000 and recognized a gain of approximately $2,550,000. Additionally, the Company sold several smaller parcels of the Alico Ranch during the quarter ended December 31, 2020, which generated a gain of approximately $814,000.

Additionally, during fiscal year 2021, the Company sold an aggregate of approximately 1,742 acres of the Alico Ranch to various third parties for approximately $8,286,000 and recognized a gain of approximately $7,697,000. One of these sales transactions, consisting of approximately 97 acres, was sold to an employee of the Company for approximately $392,000.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2022 and September 30, 2021:

(in thousands)	June 30,	September 30,
	2022	2021
Citrus trees	$327,743	$320,245
Equipment and other facilities	58,625	57,584
Buildings and improvements	7,374	8,494
Total depreciable properties	393,742	386,323
Less: accumulated depreciation and depletion	(134,084)	(127,046)
Net depreciable properties	259,658	259,277
Land and land improvements	113,459	113,954
Property and equipment, net	$373,117	$373,231

For the nine months ended June 30, 2022 and fiscal year ended September 30, 2021, the Company did not record any impairments.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$456	$70,000	$524
Met Variable-Rate Term Loans	20,313	120	38,094	241
Met Citree Term Loan	4,075	28	4,263	31
Pru Loans A & B	13,067	177	13,937	190
	107,455	781	126,294	986
Less current portion	3,035	—	4,285	—
Long-term debt	$104,420	$781	$122,009	$986

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$114	$—	$126
WCLC	—	—	—	—
Lines of Credit	$—	$114	$—	$126

Future maturities of long-term debt and lines of credit as of June 30, 2022 are as follows:

(in thousands)
June 30, 2022
Due within one year	$3,035
Due between one and two years	3,035
Due between two and three years	3,035
Due between three and four years	3,035
Due between four and five years	3,035
Due beyond five years	92,280

Total future maturities	$107,455

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$854	$907	$2,625	$3,185
Interest capitalized	395	389	1,026	1,050
Total	$1,249	$1,296	$3,651	$4,235

Debt

The Company's credit facilities consist of (i) fixed interest rate term loans originally in the amount of $125,000,000 (“Met Fixed-Rate Term Loans”), (ii) prior to the satisfaction of one such loan, variable interest rate term loans originally in the amount of $57,500,000 (“Met Variable-Rate Term Loans”), (iii) a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and (iv) a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

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

The original Met Variable-Rate Term Loans were subject to quarterly principal payments of $718,750 and bore interest at a rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). On April 29, 2022, the Company made a prepayment on one of its Met Variable-Rate Term Loans in an amount of approximately $15,625,000 and the loan, after also considering a final scheduled principal payment made on May 2, 2022, was fully satisfied. The remaining Met Variable-Rate Term Loan is subject to a quarterly principal payment of approximately $406,250 and bears interest at a rate equal to 90-day LIBOR plus 165 basis points. The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and is subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019 or at May 1, 2021. Interest on the term loan is payable quarterly. The interest rate on the Met Variable-Rate Term Loan was 2.89% and 1.78% per annum as of June 30, 2022 and September 30, 2021, respectively. The Met Variable-Rate Term Loan matures on November 1, 2029.

The RLOC bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. The LIBOR spread was adjusted by Met on May 1, 2017 and is subject to further adjustment every two years thereafter. No adjustment was made at May 1, 2019 or at May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 2.89% and 1.78% per annum as of June 30, 2022 and September 30, 2021, respectively. Availability under the RLOC was $25,000,000 as of June 30, 2022 and September 30, 2021, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC is based on the one-month LIBOR, plus a spread, which spread is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate is currently at LIBOR plus 175 basis points. The variable interest rate was 2.81% and 1.83% per annum as of June 30, 2022 and September 30, 2021, respectively. The WCLC agreement was amended on August 25, 2020, and the primary terms of the amendment were an extension of the maturity to November 1, 2023. There were no changes to the commitment amount or interest rate formula. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of June 30, 2022, there was approximately $401,000 in outstanding letters of credit, which correspondingly reduced the Company's availability under the line of credit.

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

There was $0 outstanding on the WCLC at June 30, 2022 and September 30, 2021. Availability under the WCLC was approximately $69,599,000 and $69,664,000 as of June 30, 2022 and September 30, 2021, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to a refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. During the three months ended June 30, 2022, the Company expensed approximately $94,000 in deferred financing costs related to the Met Variable-Rate Term Loan prepayment of approximately $15,625,000 on April 29, 2022. All costs are included in deferred financing costs and are being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $690,000 and approximately $891,000 at June 30, 2022 and September 30, 2021, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 for the year ended September 30, 2021; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2022, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree ("Met Citree Loan"). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At June 30, 2022 and September 30, 2021, there was an outstanding balance of $4,075,000 and $4,263,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $28,000 and $31,000 at June 30, 2022 and September 30, 2021, respectively.

Transition from LIBOR

On July 27, 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the Financial Conduct Authority of the United Kingdom, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two-month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate (SOFR). On March 15, 2022, President Biden signed the Consolidated Appropriations Act, 2022, which contains as part of its many provisions the Adjustable Interest Rate (LIBOR) Act. The LIBOR Act is intended to provide a transition from LIBOR to a SOFR based rate for certain legacy contracts which lack adequate fallback provisions and would be difficult to amend. The LIBOR Act does not affect contracts which, at the time the respective LIBOR tenor ceases to be published, already contain benchmark replacement or alternate interest rate provisions. The LIBOR Act also amends the Trust Indenture Act of 1939 to resolve potential conflicts between the provisions of that legislation and changes authorized under the LIBOR Act. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is charged with adopting regulations to implement the LIBOR Act and establish a replacement rate based on SOFR (including establishing spread adjustments for the one-, three- and six-month interest period tenors). The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past.

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan (“Pru Loan E” and “Pru Loan F”) was in the original amount of $5,500,000 with principal of $55,000 per loan being payable quarterly, together with accrued interest. The loans were collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida. In November 2019, the Company prepaid Pru Loan F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments on its Pru Loans was reduced by $220,000 per annum. Pru Loan E, which matured September 1, 2021, was satisfied in full at that time. After this payment, the two additional loans have been paid in full and the Company has no further obligation under either of these loans.

The Pru Loans A & B are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2022.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $177,000 and $190,000 at June 30, 2022 and September 30, 2021, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2022 and September 30, 2021:

(in thousands)	June 30,	September 30,
	2022	2021
Ad valorem taxes	$1,358	$2,018
Accrued interest	950	888
Accrued employee wages and benefits	1,666	2,105
Accrued dividends	3,792	3,763
Accrued harvest-related payable	517	—
Accrued insurance	225	618
Professional fees	425	348
Other accrued liabilities	132	132
Total accrued liabilities	$9,065	$9,872

Note 7. Income Taxes

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense, and accelerated the timeframe for refunds of AMT credit carryovers. From a federal tax reporting standpoint, the Company had a federal tax net operating loss (“NOL”) in the amount of $2,390,415 for the fiscal year ended September 30, 2020 and, pursuant to the provisions of the CARES Act, Form 1139 was filed for the NOL carryback during fiscal year ended September 30, 2021, resulting in a refund of $580,314, which was received on May 31, 2022.

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

For the three and nine months ended June 30, 2022 and 2021, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Alico, Inc. common stockholders	$2,706	$27,119	$33,539	$35,831

Weighted average number of common shares outstanding - basic	7,570	7,521	7,551	7,512
Dilutive effect of equity-based awards	19	—	10	—
Weighted average number of common shares outstanding - diluted	7,589	7,521	7,561	7,512

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$0.36	$3.61	$4.44	$4.77
Diluted	$0.36	$3.61	$4.44	$4.77

For the three and nine months ended June 30, 2022, there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share. For the three and nine months ended June 30, 2021, the equity awards had no dilutive or anti-dilutive impact on the earnings per common share.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Alico Citrus	$25,533	$34,262	$89,313	$102,456
Land Management and Other Operations	405	626	1,603	2,108
Total revenues	25,938	34,888	90,916	104,564

Operating expenses:
Alico Citrus	24,489	26,156	83,365	79,821
Land Management and Other Operations	138	222	430	610
Total operating expenses	24,627	26,378	83,795	80,431

Gross profit:
Alico Citrus	1,044	8,106	5,948	22,635
Land Management and Other Operations	267	404	1,173	1,498
Total gross profit	$1,311	$8,510	$7,121	$24,133

Depreciation, depletion and amortization:
Alico Citrus	$3,676	$3,587	$11,043	$10,889
Land Management and Other Operations	13	34	84	115
Other Depreciation, Depletion and Amortization	119	111	349	345
Total depreciation, depletion and amortization	$3,808	$3,732	$11,476	$11,349

(in thousands)	June 30,	September 30,
	2022	2021
Assets:
Alico Citrus	$420,386	$418,633
Land Management and Other Operations	11,362	13,230
Other Corporate Assets	1,866	1,354
Total Assets	$433,614	$433,217

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease components	2022	2021	2022	2021
Operating leases costs recorded in general and administrative expenses	$31	$128	$109	$392

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2022
Weighted-average remaining lease term	2.20 years
Weighted-average discount rate	1.80%

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $157,000 and $505,000 for the three and nine months ended June 30, 2022, respectively, and $222,000 and $666,000 for the three and nine months ended June 30, 2021, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock was approximately $129,000 and $333,000 for the three and nine months ended June 30, 2022, respectively, and approximately $40,000 and $105,000 for the three and nine months ended June 30, 2021, respectively. There was approximately $805,000 and $40,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2022 and September 30, 2021, respectively.

Restricted Stock Awards

On May 18, 2022, the Company awarded 12,500 restricted shares of the Company’s common stock to the President and CEO under the 2015 Plan at a weighted average fair value of $40.17 per common share, with one half of the shares scheduled to vest on January 1, 2025 and the remaining shares scheduled to vest on January 1, 2026.

On April 1, 2022, the Company awarded 5,000 restricted shares of the Company’s common stock to the President and CEO under the 2015 Plan at a weighted average fair value of $37.98 per common share, with one half of the shares scheduled to vest on January 1, 2025 and the remaining shares scheduled to vest on January 1, 2026.

On January 26, 2022, the Company awarded 7,256 restricted shares of the Company’s common stock to employees, with more than one year of service, under the 2015 plan at a weighted average fair value of $35.50 per common share, vesting on January 1, 2023. During the third quarter of fiscal year 2022, several employees were dismissed in connection with the wind down of a certain Property Management Agreement dated as of July 16, 2020, with a third party (the “Property Management Agreement”) As part of the wind down, 1,144 shares of the 7,256 restricted shares referenced above vested upon the dates such employees were terminated, which resulted in the recognition of the remaining unrecognized stock expense in the Condensed Consolidated Statement of Operations as of June 30, 2022.

On November 5, 2021, the Company awarded 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $37.13 per common share, vesting on January 1, 2023. On May 31, 2022, due to the resignation of an executive officer, 674 shares of the 2,224 restricted shares referenced above were forfeited and the stock compensation expense already recognized was reversed in the Condensed Consolidated Statement of Operations as of June 30, 2022.

On October 15, 2021, the Company awarded 2,500 restricted shares of the Company’s common stock to the President and CEO under the 2015 Plan at a weighted average fair value of $34.41 per common share. These shares vested on January 1, 2022.

On November 10, 2020, the Company awarded 5,885 restricted shares of the Company’s common stock to certain other executives and senior managers under the 2015 Plan at a weighted average fair value of $31.20 per common share. These shares vested on January 1, 2022.

Stock Option Grant

Stock option grants of 118,000 options to certain officers and managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2022, then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the nine months ended June 30, 2022, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants were vested as of June 30, 2022. On December 15, 2021, an officer of the Company exercised 5,000 stock options that had previously vested. Additionally, in the three months ended June 30, 2022, three officers of the Company exercised 9,000 options that had previously vested.

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

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants were to vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by December 31, 2021, any unvested options would be forfeited. The 2018 Option Grants would also have become vested to the extent that the applicable stock price hurdles were satisfied in connection with a change in control of the Company. With respect to the 2018 Options Grants issued to Mr. John Kiernan, during the nine months ended June 30, 2022, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested). As of June 30, 2022, only 25% of the 2018 Options Grants vested for Mr. John Kiernan, 67,500 of the 2018 Options Grants were forfeited as of December 31, 2021. The 2018 Option Grants issued to Mr. Trafelet were forfeited as part of a settlement agreement entered into with the Company on February 11, 2019. Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options of approximately $18,000 and $96,000 was recognized for the three and nine months ended June 30, 2022, respectively, and approximately $60,000 and $181,000 was recognized for the three and nine months ended June 30, 2021, respectively. At June 30, 2022 and September 30, 2021, there was approximately $37,000 and $134,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.50 years.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted for the three and nine months ended June 30, 2022.

The following table illustrates the Company’s treasury stock activity for the nine months ended June 30, 2022:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2021	890,141	$29,853
Issued to employees and directors, net	(56,608)	(1,757)
Balance as of June 30, 2022	833,533	$28,096

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $401,000 and $336,000 at June 30, 2022 and September 30, 2021, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2022, the Company had approximately $6,274,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Note 13. Related Party Transactions

Departure of Chief Financial Officer

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and is not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo has agreed to provide consulting services to the Company through December 31, 2022. The Company is in the process of recruiting a new candidate for the role of Chief Financial Officer. For further details of this announcement, please see the Form 8-K filed by the Company on May 23, 2022.

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

Lease Agreement

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

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” “anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; climate change; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, such as the freeze in the last week of January 2022; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy, including, but not limited to, changes due in part to the deadly conflict in Ukraine; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; ability to retain executive officers and to replace departed executive officers; ability to replace the Company’s primary third party grove management customer and even further expand the third party grove management program; ability to complete and implement land use planning activities, including adding to entitlements applicable to owned real estate; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in land values, agricultural or otherwise; the extent to which real estate value appreciates; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets, including without limitation related legislative and regulatory initiatives; access to governmental loans and incentives; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock, by sales of common stock or by way of future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments, and all its operating revenues are generated in the United States. For the three and nine months ended June 30, 2022, the Company generated operating revenues of approximately $25,938,000 and $90,916,000, respectively, loss from operations of approximately of $(1,246,000) and $(558,000), respectively, and net income attributable to common stockholders of approximately $2,706,000 and $33,539,000, respectively. Net cash provided by operating activities was approximately $10,792,000 for the nine months ended June 30, 2022.

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

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of June 30, 2022, and certain restrictions on social and commercial activity have been relaxed, a resurgence of the virus, such as variant BA.5, could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations.

To date, the Company has experienced no material adverse impacts from this pandemic.

Recent Developments

Departure of Chief Financial Officer

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and is not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo has agreed to provide consulting services to the Company through December 31, 2022. The Company is in the process of searching to identify and recruit a new candidate for the role of Chief Financial Officer. For further details of this announcement, please see the Form 8-K filed by the Company on May 23, 2022.

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

Termination of the Citrus Grove Management Agreement

In June 2022, the Company was notified by a primary third-party grove owner for which the Company was managing groves that the third-party grove owner was terminating the management relationship under the Property Management Agreement with the Company as the third-party grove owner decided to exit the citrus business As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services began to decrease earlier in the three months ended June 30, 2022, and have ceased as of June 10, 2022.

Prepayment and Restructure of Fixed-Rate Term Loans

On April 29, 2022, the Company made a prepayment on one of its Met Variable-Rate Term Loans in an amount of approximately $15,625,000 and the loan, after also considering a final scheduled principal payment made on May 2, 2022, was fully satisfied.

Sale of Land

During the three months ended June 30, 2022, the Company sold approximately 1,187 acres from the Alico Ranch to third parties for approximately $5,997,000 and recognized a gain of approximately $5,616,000. One of these sales transactions, consisting of approximately 142 acres, was sold to an employee of the Company for approximately $651,000.

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

Federal Relief Program

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2021 and 2020, the Company received approximately $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The remaining portion of the funds that the Company anticipates receiving after the fiscal year ended September 30, 2021 under the CRBG program relates to certain crop insurance expenses incurred by the Company and is estimated to be approximately $2,250,000 in the aggregate. For the nine months ended June 30, 2022, the Company received a portion of this crop insurance expense reimbursement in an amount equal to approximately $1,123,000 and anticipates receiving the remaining portion in fiscal year 2023. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Freeze Event

In the last week of January 2022, certain areas where the Company’s citrus trees are located experienced below freezing conditions that had a material adverse effect on the yield of this season’s Valencia crop. Although the Company’s Valencia harvest was smaller this season as a result of this freeze event, the Company believes there should not be long-term measurable damage to its citrus trees.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021:

(in thousands)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Alico Citrus	$25,533	$34,262	$(8,729)	(25.5)%	$89,313	$102,456	$(13,143)	(12.8)%
Land Management and Other Operations	405	626	(221)	(35.3)%	1,603	2,108	(505)	(24.0)%
Total operating revenues	25,938	34,888	(8,950)	(25.7)%	90,916	104,564	(13,648)	(13.1)%

Gross profit:
Alico Citrus	1,044	8,106	(7,062)	(87.1)%	5,948	22,635	(16,687)	(73.7)%
Land Management and Other Operations	267	404	(137)	(33.9)%	1,173	1,498	(325)	(21.7)%
Total gross profit	1,311	8,510	(7,199)	(84.6)%	7,121	24,133	(17,012)	(70.5)%

General and administrative expenses	2,557	1,911	646	33.8%	7,679	7,092	587	8.3%
(Loss) income from operations	(1,246)	6,599	(7,845)	NM	(558)	17,041	(17,599)	NM
Total other income, net	4,910	29,387	(24,477)	(83.3)%	38,198	30,468	7,730	25.4%
Income before income taxes	3,664	35,986	(32,322)	(89.8)%	37,640	47,509	(9,869)	(20.8)%
Income tax provision	1,002	8,853	(7,851)	(88.7)%	4,281	11,682	(7,401)	(63.4)%
Net income	2,662	27,133	(24,471)	(90.2)%	33,359	35,827	(2,468)	(6.9)%
Net loss (income) attributable to noncontrolling interests	44	(14)	58	NM	180	4	176	NM
Net income attributable to Alico, Inc. common stockholders	$2,706	$27,119	$(24,413)	(90.0)%	$33,539	$35,831	$(2,292)	(6.4)%

NM = Not meaningful

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

The table below presents key operating measures for the three and nine months ended June 30, 2022 and 2021:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Unit	%	2022	2021	Unit	%
Operating Revenues:
Early and Mid-Season	$—	$461	$(461)	(100.0)%	$28,287	$31,525	$(3,238)	(10.3)%
Valencias	21,601	27,900	(6,299)	(22.6)%	47,455	55,914	(8,459)	(15.1)%
Fresh Fruit	—	23	(23)	(100.0)%	1,229	608	621	102.1%
Purchase and Resale of Fruit	67	286	(219)	(76.6)%	574	623	(49)	(7.9)%
Grove Management Services	3,835	5,587	(1,752)	(31.4)%	11,669	13,658	(1,989)	(14.6)%
Other	30	5	25	NM	99	128	(29)	(22.7)%
Total	$25,533	$34,262	$(8,729)	(25.5)%	$89,313	$102,456	$(13,143)	(12.8)%
Boxes Harvested:
Early and Mid-Season	—	—	—	—	2,175	2,519	(344)	(13.7)%
Valencias	1,391	1,736	(345)	(19.9)%	3,274	3,779	(505)	(13.4)%
Total Processed	1,391	1,736	(345)	(19.9)%	5,449	6,298	(849)	(13.5)%
Fresh Fruit	—	2	(2)	(100.0)%	88	61	27	44.3%
Total	1,391	1,738	(347)	(19.9)%	5,537	6,359	(822)	(12.9)%
Pound Solids Produced:
Early and Mid-Season	—	—	—	—	11,034	13,598	(2,564)	(18.9)%
Valencias	7,975	10,372	(2,397)	(23.1)%	17,756	22,042	(4,286)	(19.4)%
Total	7,975	10,372	(2,397)	(23.1)%	28,790	35,640	(6,850)	(19.2)%
Pound Solids per Box:
Early and Mid-Season	—	—	—	—	5.07	5.40	(0.33)	(6.1)%
Valencias	5.73	5.97	(0.24)	(4.0)%	5.42	5.83	(0.41)	(7.0)%
Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	—	$2.56	$2.32	$0.24	10.5%
Valencias	$2.71	$2.69	$0.02	0.7%	$2.67	$2.54	$0.13	5.2%
Price per Box:
Fresh Fruit	$—	$11.50	$(11.50)	(100.0)%	$13.97	$9.97	$4.00	40.1%
Operating Expenses:
Cost of Sales	$16,777	$16,183	$594	3.7%	$57,664	$54,665	$2,999	5.5%
Harvesting and Hauling	4,356	4,784	(428)	(8.9)%	15,965	16,922	(957)	(5.7)%
Purchase and Resale of Fruit	44	239	(195)	(81.6)%	449	527	(78)	(14.8)%
Grove Management Services	3,312	4,950	(1,638)	(33.1)%	10,410	12,006	(1,596)	(13.3)%
Other	—	—	—	—	(1,123)	(4,299)	3,176	(73.9)%
Total	$24,489	$26,156	$(1,667)	(6.4)%	$83,365	$79,821	$3,544	4.4%

NM = Not meaningful

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

The decrease in revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to a decrease in the Valencia fruit harvested and, to a lesser extent, a decrease in revenue generated from grove management services. In the future, as a result of the recent termination of the grove management services contract with the Company’s primary customer for third-party grove management services, unless other significant contracts for third-party grove management services are entered into, it can be expected that the revenue and expenses from grove management services, without the management fee, will decrease by the same percentage, when compared to the three months ended June 30, 2022.

The decrease in the Valencia fruit harvested for the three months ended June 30, 2022 was primarily driven by a decrease in processed box production and a decrease in pound solids per box. The processed box production for the three months ended June 30, 2022 decreased by 19.9%, as compared to the same period in the prior fiscal year, mainly due to greater fruit drop, which was attributable to disease and weather conditions, including a freeze event which occurred in late January 2022. As a result of this freeze event, the Company’s Valencia box production, which was anticipated to perform better than the Early and Mid-Season box production on a year-over-year comparable basis (according to the USDA 2021-22 forecast published prior to the freeze event), was negatively impacted by the freeze event. While the Company’s Valencia crop was adversely impacted by the freeze event, there does not appear to be long-term measurable damage to the citrus trees.

The decrease in pound solids per box of 4.0% during the three months ended June 30, 2022, as compared to the prior year’s three months ended June 30, 2021, respectively, was mainly due to the internal quality of the fruit not being as strong as it was in the previous year. In addition, the Company decided to accelerate the harvesting of the Valencia crop in order to maximize the box production and avoid additional fruit drop as a result of the freeze event.

The decrease in grove management services is due to a primary third-party grove owner for which the Company was managing groves terminating the Property Management Agreement with the Company, as the third-party grove owner decided to exit the citrus business. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services began to decrease earlier in the fiscal 2022 third quarter and have ceased as of June 10, 2022.

The Company recorded approximately $3,367,000 and $5,114,000 of operating revenue relating to these grove management services, including the management fee, in the three months ended June 30, 2022 and 2021, respectively. The Company recorded approximately $2,899,000 and $4,545,000 of operating expenses relating to these grove management services in the three months ended June 30, 2022 and 2021, respectively.

The decrease in revenue for the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021 was primarily due to a decrease in both the Early and Mid-Season and Valencia fruit harvested.

The decrease in Early and Mid-Season and Valencia fruit harvested was primarily driven by a decrease in processed box production and a decrease in pound solids per box. The processed box production for the nine months ended June 30, 2022 decreased by 13.5%, as compared to the same period in the prior fiscal year, primarily due to greater fruit drop, attributed to disease and weather conditions. In addition, as previously mentioned, in late January 2022, the Company’s groves, along with many of the other groves in Florida, were impacted by a freeze event. Specifically, the Company’s Valencia box production, was negatively impacted by the freeze event. Because the Company’s Early and Mid-Season harvest was substantially complete at the time of the freeze, there was no material impact to the Company’s Early and Mid-Season box production because of this freeze event.

The aggregate decrease in pound solids per box of 6.6% during the nine months ended June 30, 2022, as compared to the prior year’s nine months ended June 30, 2021, was mainly due to the internal quality of the fruit not being as strong as it had been in the previous year. This decrease in pound solids per box was also due in part to an acceleration of the harvesting of the Valencia crop in the nine months ended June 30, 2022, which acceleration was implemented in an effort to maximize the box production and avoid less damage due to the freeze event, but as a result led to the realization of lower pound solids per box.

Partially offsetting the decrease in processed box production and pound solids per box for the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021, was an increase in the price per pound solid of 7.2%, the increase in large part was due to production being down in Florida as well as in Brazil and due to the continued strong consumption of Not from Concentrate Orange Juice (“NFC”), both of which have led to continued low inventory levels. While consumption has dropped from its highest levels when the COVID-19 pandemic initially started back in March 2020, such consumption, as reported by Nielsen data on July 1, 2022, has increased approximately 6.9% for the thirty-six-week period ended June 18, 2022, as compared to the similar thirty-six-week period prior to the COVID-19 pandemic.

The Company, for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021, recorded a decrease in revenue from grove management services. The decrease is primarily due to a third-party grove owner, to whom the Company was providing caretaking management services to, decided to exist the citrus business at the beginning of the three months ended June 30, 2022. This decision to exit the citrus business eliminated the need for caretaking management services moving forward. As such, in the three months ended June 30, 2022, the Company was notified by this third party that they would be terminating their caretaking management service agreement with the Company. As a result, caretaking management services and the accompanying reimbursement of caretaking expenses were decreased during the three months ended June 30, 2022, when compared to the same period in the prior year. Additionally, all services relating to caretaking management services and the accompanying caretaking management fee ceased on June 10, 2022.

The Company recorded approximately $10,552,000 and $12,668,000 of operating revenue relating to these grove management services, including the management fee, in the nine months ended June 30, 2022 and 2021, respectively. The Company recorded approximately $9,664,000 and $11,384,000 of operating expenses relating to these grove management services in the nine months ended June 30, 2022 and 2021, respectively.

The USDA, in its July 12, 2022 Citrus Crop Forecast for the 2021-22 harvest season, indicated the overall Florida orange crop decreased from approximately 52,950,000 boxes for the 2020-21 crop year to approximately 40,950,000 boxes for the 2021-22 crop year, a decrease of approximately 22.7%. The Company experienced a decline in total box production this current harvest season crop of 12.9%. The Company believes this lower rate of decline, as compared to the state forecast, is due to the efficiencies of the Company’s comprehensive grove management program, as well as certain precautionary measures the Company took to minimize the impact of the freeze event on its groves and production.

The decrease in operating expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a reduction in the management services expense. As previously mentioned, a third-party grove owner decided to exit the citrus business and terminated the management relationship under the Property Management Agreement with the Company during the quarter ended June 30, 2022. This led to the Company realizing a decrease in its caretaking expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. In addition, to a lesser extent, the Company recognized a decrease in the harvest and hauling expenses for the quarter ended June 30, 2022, when compared to the same period in the prior year, due to a smaller number of Valencia boxes being harvested as compared to the same period in the prior year. Partially offsetting these decreases in grove management service costs was an increase in the citrus cost of sales mainly due to increased costs associated with fertilizer and fuel costs in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021.

The increase in operating expenses for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, primarily relates to the Company receiving less in the way of proceeds under the Florida Citrus Recovery Block Grant (“CRBG”) program during the nine months ended June 30, 2022, when compared to the nine months ended June 30, 2021 and an increase in citrus cost of sales during the nine months ended June 30, 2022, when compared to the nine months ended June 30, 2021. Through the end of fiscal year 2021, the Company had received most of the anticipated proceeds under the CRBG program, except for those proceeds that were due to be paid with relation to certain crop insurance expenses incurred by the Company. The total amount to be received for this crop insurance reimbursement is estimated to be approximately $2,250,000 in the aggregate, of which approximately $1,123,000 was received in the nine months ended June 30, 2022. By comparison, in the nine months ended June 30, 2021, the Company received approximately $4,299,000 in proceeds under the CRBG program. The increase in citrus cost of sales for the nine months ended June 30, 2022 was mainly due to an increase in fuel and fertilizer costs when compared to the nine months ended June 30, 2021. Partially offsetting these increases was the Company realized a decrease in its caretaking expenses for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021. Additionally, a reduction in harvest and haul expenses was recognized due to a decrease in Early and Mid-Season and Valencia boxes harvested, as compared to the same period in the prior year, due to the termination of the management relationship under the Property Management Agreement with a primary third-party grove owner during the quarter ended June 30, 2022.

The credit amounts shown in “Other” in operating expenses above represents the impact of the federal relief proceeds received under the CRBG program in the nine months ended June 30, 2022 and 2021.

Land Management and Other Operations

The table below presents key operating measures for the three and nine months ended June 30, 2022 and 2021:

(in thousands)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue From:
Land and Other Leasing	$359	$575	$(216)	(37.6)%	$1,329	$1,925	$(596)	(31.0)%
Other	46	51	(5)	(9.8)%	274	183	91	49.7%
Total	$405	$626	$(221)	(35.3)%	$1,603	$2,108	$(505)	(24.0)%
Operating Expenses:
Land and Other Leasing	$138	$214	$(76)	(35.5)%	$426	$594	$(168)	(28.3)%
Other	—	8	(8)	(100.0)%	4	16	(12)	(75.0)%
Total	$138	$222	$(84)	(37.8)%	$430	$610	$(180)	(29.5)%

Land and Other Leasing includes lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the three and nine months ended June 30, 2022, as compared to the three and nine months ended June 30, 2021, is primarily due to a decrease in grazing and hunting lease revenue. The decrease in this revenue is a result of the Company selling certain acres of the Alico Ranch, which resulted in the reduction of land covered under grazing and hunting lease contracts. Partially offsetting this decrease was the result of a third-party non-refundable deposit of $120,000 expiring and being recognized as income during the nine months ended June 30, 2022.

The decrease in operating expenses from Land Management and Other Operations for the three and nine months ended June 30, 2022, compared to the three and nine months ended June 30, 2021, is primarily due to the reduction of the ad valorem tax expense due to the Company owning fewer ranch acres as a result of the sale of certain acres of the Alico Ranch.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2022 were approximately $2,557,000, compared to approximately $1,911,000 for the three months ended June 30, 2021. The increase was attributable in large part to an increase in legal expense due to a decreased legal expenses in the three months ended June 30, 2021, when compared to the three months ended June 30, 2022, which related to a reimbursement of approximately $658,000 from insurers for a corporate legal matter from 2018 that was received during the three months ended June 30, 2021.

General and administrative expenses for the nine months ended June 30, 2022 was approximately $7,679,000, compared to approximately $7,092,000 for the nine months ended June 30, 2021. The increase was attributable in large part to increases relating to (i) an increase of approximately $91,500 relating to a company-sponsored incentive for employees to obtain the COVID 19 vaccine; (ii) a net increase in stock compensation expense of approximately $140,000 relating to Restricted Stock awarded to certain executives, senior managers and employees; and (iii) ) an increase in legal expense due to a decreased legal expenses in the nine months ended June 30, 2021, when compared to the nine months ended June 30, 2022, which related to a reimbursement of approximately $658,000 from insurers for a corporate legal matter from 2018 that was received during the nine months ended June 30, 2021. Partially offsetting these increases were reductions relating to (i) a decrease in payroll expenses of approximately $290,000 primarily relating to the reduction in administrative personnel made during the fiscal year ended September 30, 2021 and during the nine months ended June 30, 2022; and (ii) a reduction in Company’s director fees of approximately $160,000, relating to a modification of the compensation arrangement for the Board of Directors.

Other Income, net

Other income, net for the three months ended June 30, 2022 and 2021 was approximately $4,910,000 and approximately $29,387,000, respectively. The decrease in other income, net, is primarily due to the Company recognizing a significant gain on sales of real estate, property and equipment and assets held for sale of approximately $30,288,000 for the three months ended June 30, 2021 when compared to the gains recognized on sales of real estate, property and equipment and assets held for sale of approximately $5,755,000 for the three months ended June 30, 2022.

Other income, net for the nine months ended June 30, 2022 and 2021 was approximately $38,198,000 and approximately $30,468,000, respectively. The increase in other income, net, is primarily due to gains on sale of real estate, property and equipment and assets held for sale of approximately $40,804,000 which arose from the sale during the nine months ended June 30, 2022 of approximately 9,418 acres, in the aggregate, from the Alico Ranch to several third parties. By comparison, for the nine months ended June 30, 2021, the Company recognized gains of approximately $33,635,000 relating to the sale of real estate, property and equipment and assets held for sale. Additionally, the increase in other income, net, was, to a lesser extent, attributable to a decrease in interest expense of approximately $560,000 for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, associated with the reduction of its long-term debt that occurred by virtue of making its mandatory principal payments and certain voluntary prepayments.

Income Taxes

The income tax provision was approximately $1,002,000 and $8,853,000 for the three months ended June 30, 2022 and 2021, respectively. The decrease in the tax provision for the three months ended June 30, 2022 primarily resulted from the Company generating less pre-tax income, compared to the same period in the prior year, as a result of decreased sales of real estate, property and equipment and assets held for sale and decreased citrus revenue.

The income tax provision was approximately $4,281,000 and $11,682,000 for the nine months ended June 30, 2022 and 2021, respectively. The decrease in the tax provision for the nine months ended June 30, 2022 was a result of a charitable deduction for tax purposes and thus a resulting tax benefit impacting the income tax provision. This tax benefit was the result of the Company selling 1,638 acres of land to the State of Florida at a price below market value. The Company would have incurred an income tax provision of approximately $9,157,000 for the nine months ended June 30, 2022, without this tax benefit.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2022	2021	Change
Cash and cash equivalents and restricted cash	$9,529	$886	$8,643
Total current assets	$52,288	$54,913	$(2,625)
Total current liabilities	$21,198	$22,306	$(1,108)
Working capital	$31,090	$32,607	$(1,517)
Total assets	$433,614	$433,217	$397
Principal amount of term loans	$107,455	$126,294	$(18,839)
Current ratio	2.47 to 1	2.46 to 1

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

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $69,599,000 was available for general use as of June 30, 2022, and a $25,000,000 revolving line of credit, all of which was available for general use as of June 30, 2022 (see

Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and may be expected to continue to increase the available cash for the foreseeable future. With the increase in available cash, the Company could utilize the available cash for other possible uses such as paying down indebtedness, citrus grove acquisitions, share repurchases, and additional increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, paying down of indebtedness, engaging in share repurchases or paying increased dividends, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico's ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 applicable for the year ended September 30, 2021; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2022, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash, cash equivalents, and restricted cash increased from approximately $886,000 as of September 30, 2021, to approximately $9,529,000 as of June 30, 2022. The components of these changes are discussed below.

Net Cash Provided By Operating Activities

The following table details the items contributing to Net Cash Provided By Operating Activities for the nine months ended June 30, 2022 and 2021:

(in thousands)	Nine Months Ended June 30,
	2022	2021	Change
Net income	$33,359	$35,827	$(2,468)
Depreciation, depletion and amortization	11,476	11,349	127
Gain on sale of real estate, property and equipment and assets held for sale	(40,804)	(33,635)	(7,169)
Deferred income tax benefit	(4,758)	—	(4,758)
Loss on disposal of long-lived assets	2,228	1,724	504
Debt issue costs expense	214	136	78
Stock-based compensation expense	934	952	(18)
Change in operating assets and liabilities	8,143	17,255	(9,112)
Net cash provided by operating activities	$10,792	$33,608	$(22,816)

The decrease in cash provided by operating activities for the nine months ended June 30, 2022, as compared to the same period in the prior year, was attributable to the (i) combination of decreased revenue, due to lower box production and lower pound solids as well as increased cost of sales, primarily because of increased pricing for fertilizer, fuel, and lower federal relief proceeds received during the nine months ended June 30, 2022. The decrease in net income was partially offset by gain on sales of real estate, property and equipment and assets held for sale in the nine months ended June 30, 2022; (ii) the recognition of a charitable deduction associated with the sale of certain acres to the State of Florida, which resulted in the Company recording a tax benefit for the nine month period; and (iii) a decrease in inventories resulting from the timing of grove caretaking costs accumulated in the nine months ended June 30, 2022 when compared to the prior year nine months ended June 30, 2021.

Net Cash Provided By Investing Activities

The following table details the items contributing to Net Cash Provided By Investing Activities for the nine months ended June 30, 2022 and 2021:

(in thousands)	Nine Months Ended June 30,
	2022	2021	Change
Capital expenditures:
Citrus trees	$(11,635)	$(13,783)	$2,148
Land	(54)	(217)	163
Equipment and other	(3,423)	(1,760)	(1,663)
Total	(15,112)	(15,760)	648

Acquisition of citrus groves	(136)	(18,230)	18,094
Acquisition of mineral rights	—	(453)	453
Net proceeds from sale of real estate, property and equipment and assets held for sale	42,718	34,901	7,817
Change in deposits on purchase of citrus trees	65	408	(343)
Advances on notes receivables, net	—	371	(371)
Other	—	14	(14)
Net cash provided by investing activities	$27,535	$1,251	$26,284

The increase in cash provided by investing activities for the nine months ended June 30, 2022 from the nine months ended June 30, 2021, was primarily due to the Company purchasing, in October 2020, approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000. Only minimal purchases of citrus groves were made in the nine months ended June 30, 2022. Additionally, the Company received higher proceeds from the sale of real estate, property and equipment and assets held for sale in the nine months ended June 30, 2022, when compared to the nine months ended June 30, 2021.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the nine months ended June 30, 2022 and 2021:

(in thousands)	Nine Months Ended June 30,
	2022	2021	Change
Repayments on revolving lines of credit	$(46,470)	$(50,588)	$4,118
Borrowings on revolving lines of credit	46,470	47,646	(1,176)
Principal payments on term loans	(18,839)	(16,816)	(2,023)
Exercise of stock options	465	—	465
Dividends paid	(11,310)	(3,378)	(7,932)
Net cash used in financing activities	$(29,684)	$(23,136)	$(6,548)

The increase in cash used in financing activities in the nine months ended June 30, 2022 was primarily due to the Company increasing, beginning in June 2021, the annual dividend rate to $2.00 per common share ($0.50 per common share per quarter), from an annual dividend rate of $0.72 per common share ($0.18 per common share per quarter). Additionally, the Company, in May 2021, converted its Met Fixed-Rate Term Loans into interest-bearing-only loans with a balloon payment of the balance due at the November 1, 2029 maturity. Partially offsetting this increase was a higher amount of net payments on the borrowings under the lines of credit in the nine months ended June 30, 2021, as compared to the same period in the current year.

The Company had $0 outstanding on its revolving lines of credit as of June 30, 2022 and 2021.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of June 30, 2022, there was approximately $401,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2022, the Company had approximately $6,274,000 relating to outstanding commitments for these purchases, each of which respective commitments are to be paid upon the respective delivery.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on December 7, 2021.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer/Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer/Principal Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)
Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following additional risk factors should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K. The developments described below have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2021 Form 10-K.

You should carefully consider the risk described below and in our 2021 Form 10-K in addition to the other information set forth in this Form 10-Q and in our 2021 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. The risks described below and in our 2021 Form 10-K are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

Rising inflation and the deadly conflict in Ukraine could adversely affect the Company’s business, financial condition, results of operations and cash flows.

During the three months ended June 30, 2022, we continued to experience inflationary pressure on transportation and commodity costs, which we expect to continue for the remainder of 2022. A number of external factors, including the deadly conflict in Ukraine, the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

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

10.3		Amended and Restated Employment Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated April 5, 2022)

10.4

Annual Performance and Long Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.2 of Alico's filing on Form 8-K dated April 5, 2022)

10.5		Consulting Agreement by and between Alico, Inc., and Richard Rallo, effective June 1, 2022

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

August 3, 2022	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)