Form 10-K
period 2022-09-30
ALICO, INC.
filed 2022-12-13
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

from ____________________to_________________________

Commission File Number: 0-261

ALICO, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0906081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10070 Daniels Interstate Court, Suite 200, Fort Myers, FL	33913
(Address of principal executive offices)	(Zip Code)

(239) 226-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	NASDAQ Global Select Market

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

Large Accelerated Filer	☐	Emerging Growth Company	☐	Accelerated Filer	☑
Non-accelerated filer	☐			Smaller Reporting Company	☑

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 31, 2022 (the last business day of Alico’s most recently completed second fiscal quarter) was $262,558,748. Solely for the purposes of this calculation, the registrant has elected to treat all executives, officers and greater than 10% stockholders as affiliates of the registrant. There were 7,592,937 shares of common stock outstanding at December 9, 2022.

Documents Incorporated by Reference:

Portions of the Proxy Statement of Registrant for the 2023 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant's fiscal year), are incorporated by reference in Part III of this report.

ALICO, INC.

FORM 10-K

For the fiscal year ended September 30, 2022

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

Explanatory Note

This Annual Report on Form 10-K for the year ended September 30, 2022 includes the restatements of our previously issued audited consolidated balance sheet, audited consolidated statements of changes in equity and related disclosures as of September 30, 2021 included in our Annual Report on Form 10-K for the year ended September 30, 2021 previously filed with the Securities and Exchange Commission (the “SEC”) (the “2021 10-K”) and our previously issued unaudited consolidated balance sheet, unaudited consolidated statements of changes in equity and related disclosures as of the end of each quarterly period ended June 30, 2022, March 31, 2022, December 31, 2021, June 30, 2021, March 31, 2021, and December 31, 2020 included in our respective Quarterly Report on Form 10-Q for each of the quarters then ended previously filed with the SEC (together with the 2021 10-K, the “Financial Statements”). The restatement had no impact on our Consolidated Statements of Operations or our Consolidated Statements of Cash Flows for any period after fiscal year 2019.

Except where specifically noted herein, all information set forth in this Annual Report on Form 10-K as of September 30, 2022 is reflected on a restated basis.

As disclosed in our Current Report on Form 8-K filed on the date hereof, on December 12, 2022, the audit committee of our board of directors (the “Audit Committee”) concluded that the Company’s previously issued Financial Statements can no longer be relied upon due to an error identified during the completion of this Annual Report on Form 10-K. The error that led to the Audit Committee’s conclusion relates to the calculation of deferred tax liabilities for the fiscal years 2015 through 2019, as more fully discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

We have not filed and do not intend to file amendments to (1) the 2021 10-K or (2) our Quarterly Reports on Form 10-Q for any of the quarterly periods in the fiscal years 2021 and 2022. Accordingly, investors should rely only on the restated Financial Statements and related disclosures included in this Form 10-K for the applicable periods or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications including the Financial Statements.

PART I

Item 1. Business

Alico, Inc. (“Alico”) was incorporated under the laws of the state of Florida in 1960. Collectively with its subsidiaries (the “Company”, “we”, “us” or “our”), our business and operations are described below. For detailed financial information with respect to our business and our operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 in this Annual Report on Form 10-K, and the accompanying Consolidated Financial Statements and the related Notes, which are included in Item 8. In addition, general information concerning our Company can be found on our website, the internet address of which is http://www.alicoinc.com. All of our filings with the U.S. Securities and Exchange Commission (the “SEC”) including, but not limited to, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our recent press releases and information regarding corporate governance, including the charters of our audit, compensation, nominating and governance, and sustainability and corporate responsibility committees, as well as our code of business conduct and ethics are also available to be viewed or downloaded electronically at http://www.alicoinc.com. Unless explicitly stated herein, the information on our website is not incorporated by reference into this Annual Report on Form 10-K and the Company disclaims any such incorporation by reference.

Overview

Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. The Company owns approximately 74,000 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk), and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. Our principal lines of business are citrus groves and land management.

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

Recent Developments

Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall on the southwest coast of Florida and a majority of the Company’s groves were impacted by the storm. The full impact of Hurricane Ian on Alico’s operations is still being assessed at this time, but we believe the lessons learned over the past 124 years, especially since Hurricane Irma in 2017, allowed us to be better prepared prior to landfall and to begin recovery more rapidly after impact. The implementation of our disaster programs, our dedicated workforce, and experienced management appear to have limited the damage to our properties. Our approximately 48,900 gross acres of citrus groves, which are in Charlotte, Collier, DeSoto, Hardee, Hendry, Highlands and Polk Counties, sustained hurricane, or tropical storm force winds for varying durations of time. Based upon ongoing field assessment, the Company has identified significant fruit drop since the impact of the storm.

While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it will take up to two full seasons or more for the groves to recover to pre-hurricane production levels. We maintain crop insurance and are working closely with our insurers and adjusters to evaluate and determine the amount of insurance recovery we may be entitled to, if any. We are also working with Florida Citrus Mutual, the industry trade group, and government agencies on securing potential federal relief programs.

Departure and Appointment of Chief Financial Officer

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and was not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo has agreed to provide consulting services to the Company through December 31, 2022 and has been providing such services.

On September 6, 2022, the Company announced the appointment of Perry G. Del Vecchio, age 55, as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, effective as of September 6, 2022. Mr. Del Vecchio is responsible for all corporate finance, treasury and accounting functions of the Company and reports directly to John Kiernan, the Company's President and Chief Executive Officer.

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

Termination of the Citrus Grove Management Agreement

In June 2022, the Company was notified by a primary group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”) and for which the Company was managing groves that the Grove Owners were terminating the management relationship under a certain property management agreement dated as of July 16, 2020 (the “Property Management Agreement”) with the Company as the Grove Owners decided to exit the citrus business. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services have ceased as of June 10, 2022.

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of September 30, 2022, and most of the restrictions on social and commercial activity have been relaxed, a resurgence of the virus could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition and results of operations.

Prepayment and Restructure of Fixed-Rate Term Loans

On April 29, 2022, the Company made a prepayment on one of its Met Variable-Rate Term Loans in an amount of approximately $15,625,000 and the loan, after also considering a final scheduled principal payment made on May 2, 2022, was fully satisfied.

Sales of Land

On May 31, 2022, the Company sold approximately 400 acres of Alico Ranch to a third party for approximately $1,900,000 and recognized a gain of $1,700,000.

During the month of April 2022, the Company sold approximately 788 acres from the Alico Ranch to third parties for approximately $4,100,000 and recognized a gain of approximately $3,900,000. One of these sales transactions, consisting of approximately 142 acres, was sold to an employee of the Company for approximately $651,000.

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

During November 2021, the Company sold approximately 302 acres from the Alico Ranch to various third parties for approximately $1,458,000 and recognized a gain of approximately $1,400,000.

Federal Relief Program – Hurricane Ian

It remains unclear whether there may be Hurricane Ian federal relief programs and, if available, the extent to which the Company will be eligible. The Company intends to take advantage of any such available programs as and when they become available. The Company is currently working with Florida Citrus Mutual, the industry trade group, and government agencies on federal relief programs.

Federal Relief Program – Hurricane Irma

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. The Company has received a total of approximately $25,600,000 in Hurricane Irma federal relief for the period ended September 30, 2019 through September 30, 2022. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company received approximately $1,123,000, $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

The Land We Manage

We regularly review our land-holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings not meeting our total return criteria are considered surplus to our operations and efforts are being made to sell such land holdings or to exchange such land holdings for land considered to be more compatible with our business objectives and total return profile, or to lease such land holdings.

Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	48,845	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	48,867
Land Management and Other Operations
Ranch	24,161	Leasing and Conservation
Other Land	526	Mining Lease and Office
	24,687
Total	73,554

Alico Citrus

We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties in the State of Florida and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total 48,867 gross acres or 66.4% of our land holdings.

Termination of the Citrus Grove Management Agreement

In June 2022 the Company was notified by the Grove Owners, for which the Company was managing groves, that the Grove Owners were terminating the management relationship under the Property Management Agreement with the Company as the Grove Owners decided to exit the citrus business.

Citrus Land Lease

The Company signed three agreements to lease approximately 2,100 of these citrus acres from the Grove Owners and thus have the rights to citrus production on such leased acreage for a one-year term at a cost of approximately $157,000. Additionally, on the same terms and conditions, the Company has the right to extend two of these leases representing approximately 1,600 acres for two one-year periods and has the right to extend the third lease with a one-year option. These leases expand the Company’s citrus production acreage by approximately 6% to approximately 36,000 net citrus acres.

Our citrus acreage is further detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Net Plantable	Support & Other	Gross
DeSoto County	16,232	115	522	16,869	4,623	21,492
Polk County	4,870	—	—	4,870	2,237	7,107
Collier County	4,261	—	—	4,261	2,905	7,166
Hendry County	5,735	57	175	5,967	2,799	8,766
Charlotte County	1,724	—	138	1,862	676	2,538
Highlands County	1,063	—	—	1,063	161	1,224
Hardee County	403	—	—	403	171	574
Total	34,288	172	835	35,295	13,572	48,867

Of the 48,867 gross acres of citrus land we own and manage, 13,572 acres are classified as support and other acreage. Support and other acreage include acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery consisting of approximately 22 acres and utilize the trees produced in this nursery in our own operations. The 35,295 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (i.e., acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.

In an effort to increase the density of our citrus groves, Alico has planted approximately 1,900,000 new trees since 2017. This level of planting has been substantially higher than the normal level of tree attrition. We will continue to evaluate the density throughout our groves and determine the appropriate tree plantings moving forward. Typically, citrus trees become fruit bearing approximately four to five years after planting and peak around seven to eight years after planting.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were approximately 84.5%, 82.7%, and 91.0% of Alico Citrus revenues for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The overall decrease in sales to processed markets as a percentage of citrus revenues during the fiscal years ended September 30, 2022 and September 30, 2021 as compared to such percentage for the fiscal year ended September 30, 2020, was due to revenues generated under an agreement entered into on July 16, 2020 with a group of third-party grove owners (“Grove Owners”), who are affiliated with each other, to provide citrus grove caretaking and harvest and haul management services (“Grove Management Services”) for approximately 7,000 acres owned by the Grove Owners. Under the terms of this agreement, the Company was reimbursed by the Grove Owners for all its costs incurred related to providing these Grove Management Services and received a management fee based on acres covered under this agreement. The Company recorded both an increase in revenues and expenses when the Company provided these Grove Management Services. In June 2022, the Company was notified by the Grove Owners that they were exiting the citrus business and the management relationship under the Property Management Agreement with the Company. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services ceased on June 10, 2022. The management fee was paid through June 30, 2022. For the fiscal year ended September 30, 2022, under this agreement, the Company recorded approximately $10,598,000 of operating revenue relating to these Grove Management Services, including the management fee. Excluding these revenues for these citrus grove caretaking and harvest and haul management services, revenue to processed markets represents approximately 92.7% of total citrus revenues.

The average pound solids per box was 5.28, 5.66, and 5.96 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

We generally use multi-year contracts with citrus processors that include pricing structures based on a floor and ceiling price. Therefore, if pricing in the market is favorable relative to our floor price, we benefit from the incremental difference between the floor and the final market price to the extent it does not exceed the ceiling price.

Our citrus produced for the processed citrus market in fiscal year 2022 under our largest agreement was subject to floor prices and ceiling prices. Under this agreement, if the market price was below the floor prices or exceeded the ceiling prices, then 50% of the shortfall or excess was deducted from the floor price or added to the ceiling price. Under our next largest agreement, our citrus produced is subject to a minimum floor price and maximum ceiling price and is based on a cost-plus structure.

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

Our sales to the fresh citrus market constituted approximately 1.4%, 0.6%, and 2.6% of our Alico Citrus revenues for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. We produce numerous varieties for the fresh fruit market including grapefruit, navel and other fresh varieties. Generally, our fresh fruit is sold to packing houses by the box and the packing houses are responsible for the harvest and haul of these boxes. We produced approximately 91,000, 61,000, and 267,000 fresh fruit boxes for each of the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

On July 16, 2020, the Company executed a Property Management Agreement with the Grove Owners to provide citrus grove caretaking and harvest and haul management services (“Grove Management Services”) for approximately 7,000 acres owned by such third parties. Under the terms of the Property Management Agreement, the Company was reimbursed by the Grove Owners for all of its costs incurred related to providing these services and also received a management fee based on acres covered under this Property Management Agreement. In August 2021, one of the affiliates from the Grove Owners purchased approximately 900 acres, which was in addition to the acres then receiving Grove Management Services. In June 2022, the Company was notified by the Grove Owners that they were exiting the citrus business and the management relationship under the Property Management Agreement with the Company. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services ceased on June 10, 2022. The management fee was paid through June 30, 2022. The Company, prior to this agreement, was already providing grove management services to several small third-party grove-owners on acres within the Company’s groves and continues to provide such services. Revenues generated from our grove management services were approximately 13.3%, 16.1%, and 5.1% of our total citrus revenues for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

On October 30, 2020, the Company purchased approximately 3,280 gross acres located in Hendry County for a purchase price of $18,230,000. This acquisition allows the Company to add additional scale to its then approximately 46,000 gross acres of citrus properties. Strategically, with these acquired groves neighboring existing Alico groves, Alico believes that this acquisition will help Alico with its operation designed to be a low-cost, high-producing citrus grower.

Revenues from our Alico Citrus operations were approximately 97.5%, 97.5%, and 96.6% of our total operating revenues for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Land Management and Other Operations

We own and manage land in Collier, Glades, and Hendry Counties and are engaged in land leasing for recreational and grazing purposes, conservation, and mining activities. Our Land Management and Other Operations land holdings total 24,687 gross acres, or 33.6% of our total acreage.

Our Land Management and Other Operations acreage is detailed in the following table as of September 30, 2022:

Acreage
Hendry County	20,139
Glades County	526
Collier County	4,022
Total	24,687

On May 31, 2022, the Company sold approximately 400 acres of Alico Ranch to a third party for approximately $1,900,000 and recognized a gain of $1,700,000.

During the month of April, the Company sold approximately 788 acres from the Alico Ranch to third parties for approximately $4,100,000 and recognized a gain of approximately $3,900,000. One of these sales transactions, consisting of approximately 142 acres, was sold to an employee of the Company for approximately $651,000.

On March 15, 2022, the Company sold approximately 6,286 acres from the Alico Ranch to third parties for approximately $28,288,000 and recognized a gain of approximately $26,554,000.

On December 3, 2021, the State of Florida purchased, under the Florida Forever program, approximately 1,638 acres of the Alico Ranch for approximately $5,675,000 pursuant to an option agreement entered into between the State of Florida and the Company. The Company recognized a gain of approximately $5,570,000. This is the third sales transaction we have completed with the State of Florida within the last three years, aggregating over 18,000 acres, including the April 15, 2021 sale and the September 2020 sale described below.

During November 2021, the Company sold approximately 302 acres from the Alico Ranch to various third parties for approximately $1,458,000 and recognized a gain of approximately $1,400,000.

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

On September 10, 2020, the Company sold approximately 10,700 acres on the western part of Alico Ranch to the State of Florida. Because the acres involved in the sale would have been critical to our planned dispersed water storage project, the Company has decided to no longer pursue permit approval activities for this project from that point forward. As a result of this decision to no longer pursue permit approval activities for this project, the Company has renamed this segment Land Management and Other Operations to better reflect the components of this segment. The Company did not ever get to the point where it was generating any revenue from the dispersed water storage project and incurred expenses of $0, $0, and $1,346,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

On March 27, 2020, the Company sold certain sections at the East Ranch for approximately $2,980,000 and realized a gain of approximately $2,748,000. The Company subsequently used substantially all of the net cash proceeds to purchase a like-kind asset in May 2020, which has allowed the Company to defer substantially all of the tax impact of the gain on sale of this ranch land.

Revenues from Land Management and Other Operations were approximately 2.5%, 2.5%, and 3.4% of total operating revenues for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

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

Our strategy is based on best-management practices of our agricultural operations and the environmental and conservation stewardship of our land and natural resources. We try to manage our land in a sustainable manner and evaluate the effect of changing land uses while considering new opportunities. Our commitment to environmental stewardship is fundamental to the Company’s core beliefs.

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

Significant Customers

Revenue from Tropicana represented approximately 79.7%, 77.5%, and 86.9% of our consolidated revenue for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The revenue in fiscal year 2022 from Tropicana was generated primarily from two separate contracts. This revenue was generated from the sale of our citrus product in the processed market. No other single customer provided more than 10% of our consolidated revenue in fiscal years 2022, 2021 or 2020.

The slight increase in the Tropicana revenue, as a percentage of sales, for the fiscal year ended September 30, 2022 is primarily due to the Grove Owners in June 2022 terminating the management relationship under the Property Management Agreement with the Company. The decrease in Tropicana revenue, as a percentage of sales, for the fiscal year ended September 30, 2021 was expected and attributable to an increase in overall sales generated from the agreement entered into in July 2020 with the Grove Owners to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by the Grove Owners. Under the terms of the Property Management Agreement, the Company was reimbursed by the third parties for all its costs incurred related to providing these services and received a management fee based on acres covered under this agreement. The Company recorded both an increase in sales revenue and an increase in expenses as and when the Company provided these citrus grove caretaking management services. Revenue from Tropicana represents approximately 90.1% of total revenues when excluding these grove caretaking services for the fiscal year ended September 30, 2022.

Competition

The orange and specialty citrus markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Citrus is grown domestically in several states including Florida, California, Arizona, and Texas, as well as foreign countries, most notably Brazil and Mexico. Competition is impacted by several factors including quality, production, demand, brand recognition, market prices, weather, disease, export/import restrictions and foreign currency exchange rates.

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

We are subject to other laws of the United States and the rules and regulations of various governing bodies within the United States, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.

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

Hiring, Development and Retention

Employee levels are managed to align with the pace of business and consider the services that are provided for us by our independent contractors. We rely on our independent contractors to manage their respective employee levels so that the harvesting and hauling services they are obligated to perform for us are consistent with the contractual obligations of these independent contractors and enable us to satisfy our harvesting and hauling needs. Management believes that through its own employees, coupled with the human capital supplied by its independent contractors, it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable, that its relations with its independent contractors is favorable, and that the relations that the independent contractors and the Company have with the employees of the independent contractors is favorable.

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

Inclusion and Diversity

People are critical to our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves – from women and ethnically diverse employees to veterans, among others. With employees, management and directors representing the diversity around the world, the Company can access stronger insights into different cultures and backgrounds, which ultimately helps the Company to better operate the business.

As of September 30, 2022, ethnically diverse employees represent 73% of the Company’s Citrus operations, 32% of Corporate, General, Administrative and Other. Women made up 22% of the Company’s Corporate, General, Administrative and Other and 22% of the Company’s Citrus operations. On August 6, 2020, the Board of Directors of the Company increased the size of the Board to nine and appointed Ms. Katherine English as a director, Ms. English currently serves (i) on the Compensation Committee, (ii) on and as chair of the Nominating and Governance Committee, and (iii) on the Sustainability and Corporate Responsibility Committee. Ms. English’s appointment is part of the Company’s commitment to promote diversity and inclusion.

Based on our Inclusion and Diversity strategy, the Company promotes a greater sense of inclusion through a variety of initiatives, which includes a Company-wide women’s group to promote mentoring, career advancement, training, comradery, and empowerment.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work, regardless of gender, race, ethnicity, or other personal characteristics. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our employees work. We also regularly review our compensation practices to promote fair and equitable pay. We also offer competitive benefit programs, in line with local practices and with the flexibility to accommodate the needs of a diverse workforce. The benefit programs include, among others, paid holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match. As of September 30, 2022, we had 206 full-time employees. Our employees work in the following divisions:

Alico Citrus	180
Land Management and Other Operations (1)	0
Corporate, General, Administrative and Other	26
Total employees	206

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

Capital Resources and Raw Materials

Management believes that the Company will be able to meet its working capital requirements for at least the next 12 months, and over the long term, through internally generated funds, cash flows from operations, the sale of under-productive land and other assets, our existing lines of credit and access to capital markets. The Company has commitments providing for lines of revolving credit that are available for our general and corporate use.

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

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Citrus groves are subject to damage from frost and freezes, and this has happened periodically in the recent past, including most recently the impact from the freeze in the last week of January 2022. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our citrus operations are concentrated in central and south Florida with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. For instance, recent Hurricane Ian is expected to have a material adverse effect on the fruit production from our trees for this current harvest season and, potentially to a lesser extent, the next season and future seasons. We seek to minimize hurricane risk by the purchase of insurance contracts, but the majority of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes (such as the freeze in the last week of January 2022), unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties.

A significant portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.

Our revenues from our citrus business were approximately 97.5%, 97.5%, and 96.6% of our operating revenues in fiscal years 2022, 2021 and 2020, respectively. Our citrus division is one of the largest citrus producers in the United States and because of the significance of the revenues derived from this business, we are more vulnerable to adverse events or market conditions affecting our citrus business, in particular, or the citrus business, generally, which could have a significant adversely impact on our overall results of operations, financial condition and cash flows.

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

Our business is highly competitive, and we cannot assure you that we will maintain our current market share.

Many companies compete in our different businesses and offer products that are similar to our products or are direct competitors to our products. We face strong competition from these and other companies engaged in the agricultural product business.

Important factors with respect to our competitors include the following:

•
Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry.
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

The Company's contracts with Tropicana accounted for 79.7%, 77.5%, and 86.9% of the Company's revenues in fiscal years 2022, 2021 and 2020, respectively. The revenue for Tropicana is primarily generated from two contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.

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

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. Immigration reform and enforcement has been attracting significant attention from the U.S. Government (particularly in the current U.S. administration and U.S. Congress), with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. It remains unclear how the U.S. administration and U.S. Congress will approach immigration reform and enforcement. However, if new immigration legislation is enacted in the U.S. and/or if enforcement actions are taken against available personnel, such legislation and/or enforcement activities may contain provisions that could significantly reduce the number and availability of workers. Termination of a significant number of personnel who might be found to be unauthorized workers or the scarcity of other available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.

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

Many factors may affect the cost and supply of citrus, including external conditions, commodity market fluctuations, changes in governmental laws and regulations, tariffs, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for products, as we have experienced in this last year, can negatively impact our operating results and there can be no assurance that they will not adversely affect our operating results in the future.

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

For the fiscal years ended September 30, 2022, 2021 and 2020, we paid approximately $2,679,000, $2,570,000, and $2,714,000 in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of approximately $85,159,000, $82,790,000, and $87,976,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, which differs significantly from the fair values determined by the county property appraisers of approximately $391,049,000, $467,948,000, and $463,799,000, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of "Green Belt" values or average millage rates could significantly and adversely impact our results of operations, cash flows and/or financial position.

If the real estate industry weakens or instability of the mortgage industry and commercial real estate financing exists, it could have an adverse effect on our Alico Ranch sales.

If the residential real estate market weakens or instability of the mortgage industry and commercial real estate financing exists, our Alico Ranch sales could be adversely affected. A decrease in property demand might have a negative impact on our ability to sell our Alico Ranch.

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

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and was not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo has agreed to provide consulting services to the Company through December 31, 2022.

On September 6, 2022, the Company announced the appointment of Perry G. Del Vecchio, age 55, as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, effective as of September 6, 2022. Mr. Del Vecchio is responsible for all corporate finance, treasury and accounting functions of the Company and reports directly to John Kiernan, the Company's President and Chief Executive Officer.

Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our securities.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Management’s assessment of our internal control over financial reporting as of September 30, 2022 concluded that our internal control over financial reporting was not effective and that a material weakness existed. This material weakness resulted in the restatements of our consolidated balance sheets, consolidated statements of changes in equity and related disclosures as of September 30, 2021, and as of the end of each quarterly period ended June 30, 2022, March 31, 2022, December 31, 2021, June 30, 2021, March 31, 2021, and December 31, 2020 to correct errors relating to the calculation of deferred tax liabilities and make adjustments to the amounts of previously reported deferred tax liabilities and retained earnings. As described in “Part II—Item 9A—Controls and Procedures,” we began the process of remediating our identified material weakness. Management’s continuing evaluation and work to enhance our internal control over financial reporting has required and will continue to require the dedication of additional resources and management time and expense. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations, which in turn could affect the market price of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. Current material weakness or any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups.

We can give no assurances that the remediation measures we have begun implementing, or any future measures we may take, will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

The restatements and any resulting investigations, legal or administrative proceedings could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

The restatements, and any investigations, legal or administrative proceedings that could result therefrom, may divert our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities. At this point, we are unable to predict whether the SEC or any other regulatory agencies will commence any investigations or commence legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

Inflation can have a significant adverse effect on our operations.

Inflation can have a major adverse impact on our citrus operations and there has been significant recent inflationary developments in the United States. It is uncertain as to whether these recent inflationary pressures will continue, will increase or will be brought under control. Our citrus operations are most affected by escalating costs and unpredictable revenues and high irrigation water costs. High fixed water costs related to our citrus lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, in addition to making it difficult to accurately predict revenue, we are unable to pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. As a result, if market conditions and commodity prices do not enable us to pass along such cost increases, these recent and future inflationary pressures would likely negatively affect our results of operations, cash flows and/or financial position.

Rising inflation and the deadly conflict in Ukraine could adversely affect the Company’s business, financial condition, results of operations and cash flows.

During the fiscal year ended September 30, 2022, we continued to experience inflationary pressure on transportation and commodity costs, which we expect to continue through 2023. A number of external factors, including the deadly conflict in Ukraine, the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

We incur increased costs as a result of being a publicly traded company.

As a company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules promulgated by the SEC and Nasdaq, require us to adopt corporate governance practices applicable to U.S. public companies. These laws, rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

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

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to track sales and could interrupt other operational or financial processes, which in turn could adversely affect our financial results, stock price and reputation.

The COVID-19 pandemic continues to create macroeconomic uncertainty and could adversely affect the Company’s business, financial condition, results of operations and cash flows.

We are vulnerable to the general economic impacts of pandemics, such as the ongoing COVID-19 pandemic and any emergence of variants for which vaccines may not be effective. The COVID-19 pandemic continues to create significant macroeconomic uncertainty and supply chain constraints. The COVID-19 pandemic has also resulted in the implementation of numerous measures to contain the virus worldwide, which may continue to cause significant disruptions to the US and global economy. The extent to which COVID-19 and related challenges will continue to impact our results will depend on future developments, which are uncertain and cannot be predicted with confidence.

Potential negative impacts of the pandemic could include, but are not limited to, the following:

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

Our business could be adversely affected by natural disasters such as pandemics, epidemics, outbreaks or other health crises. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis, such as the current COVID-19 pandemic referred to above, could adversely affect economies and financial markets, particularly those in the United States. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.

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

As of September 30, 2022, we had approximately $106,696,000 in principal amount of indebtedness outstanding under our secured credit facilities and an additional availability of approximately $89,762,000 is available under our working capital and revolving lines of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

We may be unable to generate sufficient cash flow to service our debt obligations.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business, and other factors, many of which are beyond our control. These factors include among others:

•
Economic and competitive conditions;
•
Changes in laws and regulations;
•
Operating difficulties, increased operating costs or pricing pressures we may experience; and
•
Delays in implementing any strategic projects.

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

Our credit facility and certain of our term loans that we have currently bear interest at variable rates, which will generally change as interest rates change. Currently, we are experiencing, and are expecting to continue to experience increases in interest on our variable rate term loans. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our credit facility and term loans, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2022, Alico owned approximately 74,000 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	48,845	8,766	7,107	7,166	21,470	—	2,538	574	1,224
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	48,867	8,766	7,107	7,166	21,492	—	2,538	574	1,224
Land Management and Other Operations	24,161	20,139	—	4,022	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Total	73,554	28,905	7,107	11,188	21,492	526	2,538	574	1,224

Approximately 54,600 acres of the properties listed are encumbered by credit agreements totaling approximately $216,500,000, of which there was approximately $106,696,000 outstanding at September 30, 2022. For a more detailed description of the credit agreements and collateral please see Note 6. “Long-Term Debt and Lines of Credit” to the Company’s fiscal year 2022 consolidated financial statements.

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

Holders

On December 2, 2022, our stock transfer records indicated there were 7,592,937 holders of record of our common stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

•
The Board of Directors approved a dividend of $0.05 per common share for our first quarter fiscal year 2023 in December 2022.
•
The Board of Directors approved the increase of our annual dividend to $2.00 per common share in June 2021.
•
The Board of Directors approved the increase of our annual dividend to $0.72 per common share in December 2020.

•
The Board of Directors approved the increase of our annual dividend to $0.36 per common share in December 2019.

Stock Performance Graph

The graph below represents our common stock performance, comparing the value of $100 invested on September 30, 2017 in our common stock, the S&P 500 Index, the S&P Agricultural Products Index and a Company-constructed peer group, which includes Forestar Group, Inc., Limoneira Company, The St. Joe Company, Tejon Ranch Co. and Texas Pacific Land Trust.

Comparison of Cumulative Five Year Total Return

$350
$300
$250
$200
$150
$100
$50
$0
9/30/17
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
Alico, Inc.
S&P 500 Index
S&P Agricultural Products Index
Peer Group

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	Sept 17	Sept 18	Sept 19	Sept 20	Sept 21	Sept 22
Alico, Inc.	100	99.75	101.21	86.15	107.35	93.70
S&P 500 Index	100	117.91	122.93	141.55	184.02	155.55
S&P Agricultural Products Index	100	112.67	95.30	113.30	160.33	193.24
Peer Group	100	163.18	129.83	106.17	235.39	297.94

(Includes reinvestment of dividends)

Recent Sale of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

We adopted Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with share repurchase authorizations. The Plan allows us to repurchase our shares of common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under the Plan are subject to certain pricing parameters, there is no guarantee as to the exact number of common shares that will be repurchased under the Plan or that there will be any repurchases pursuant to the Plan. We did not repurchase any of our common stock under our Plan during the year ended September 30, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Annual Report on Form 10-K, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” "anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; climate change; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, and that may result in impairment expense such as the freeze in the last week of January 2022 or Hurricane Ian in the last week of September 2022; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy, including, but not limited to, changes due in part to the deadly conflict in Ukraine; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; our ability to maintain effective internal control over financial reporting; the impact of, and costs related to, any investigations, legal or administrative actions that may result from the restatements described in this Annual Report on Form 10-K; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; ability to retain executive officers and to replace departed executive officers; ability to replace the Company’s primary third party grove management customer and even further expand the third party grove management program; ability to complete and implement land use planning activities, including adding to entitlements applicable to owned real estate; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in land values, agricultural or otherwise; the extent to which real estate value appreciates; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets, including without limitation related legislative and regulatory initiatives; access to governmental loans and incentives; access to governmental relief programs; settlement of insurance claims; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent increased dividend amounts, is continued; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock, by sales of common stock or by way of future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note above, Note 2, “Restatement of Previously Issued Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, and Exhibit 99.1, Select Balance Sheet Data (Restated) for each of the eight quarterly periods in fiscal 2022 and 2021 filed herewith, we have restated our audited consolidated balance sheet, statements of changes in equity and related disclosures as of September 30, 2021 to reflect adjustments in the amounts of previously reported deferred tax liabilities and retained earnings. The restatement also impacted the same line items in the audited consolidated balance sheet, statements of changes in equity and related disclosures as of September 30, 2022 included in this Annual Report on Form 10-K. In addition, as reflected in Exhibit 99.1 to this Annual Report on Form 10-K, we have restated our unaudited consolidated balance sheet, statements of changes in equity and related disclosures as of the end of each quarterly period ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, and December 30, 2020, in each case, to reflect adjustments in the amounts of previously reported deferred tax liabilities and retained earnings.

These adjustments did not impact any of the items in our results of operations or our liquidity discussed in this section or in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in each of our Annual Report on Form 10-K for the year ended September 30, 2021 or our Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2022, March 31, 2022, December 31, 2021, June 30, 2021, March 31, 2021, and December 31, 2020.

Introduction

Alico, Inc. (“Alico”), together with its subsidiaries (collectively, the “Company", "we", "us" or "our”), is a holding company with assets and related operations in agriculture, land management and natural resources. We are a Florida agribusiness and land management company with a legacy of achievement and innovation in citrus, cattle and resource conservation. We own approximately 74,000 gross acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. Our principal lines of business are now citrus groves and land management and other operations, which include land conservation, encompassing environmental services, land leasing and related support operations. Prior to the sale of certain ranch land to the State of Florida in September 2020, the Company’s business line also included Water Resources. Our mission is to create value for our customers and stockholders by managing existing lands to their optimal current income and total returns. Alico opportunistically acquires new agricultural assets and produces high quality agricultural products while exercising responsible environmental stewardship. Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of results of operations, financial condition and changes in financial condition for the periods presented. This MD&A is organized as follows:

•
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition.
•
Consolidated Results of Operations. This section provides an analysis of our results of operations for each of the three fiscal years in the period ended September 30, 2022. Our discussion is presented on a consolidated basis and includes certain discussions on future trends by segment.
•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of the three fiscal years in the period ended September 30, 2022 and our outstanding debt, commitments and cash resources as of September 30, 2022.
•
Critical Accounting Policies and Estimates. This section identifies those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, “Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, caretaking management services, and grazing and hunting leasing. The Company operates as two business segments, and all of its operating revenues are generated in the United States. For the fiscal year ended September 30, 2022, the Company generated operating revenues of approximately $91,947,000, loss from operations of approximately $24,844,000, and net income attributable to common stockholders of approximately $12,459,000. Cash provided by operating activities was approximately $6,523,000 for the fiscal year ended September 30, 2022.

Fiscal Year Highlights and Other Developments

Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall in Florida and the majority of the Company’s groves were impacted by the storm. We believe the lessons learned over the past 125 years, especially since Hurricane Irma in 2017, allowed us to be better prepared prior to landfall and to more rapidly begin recovery after impact. The implementation of our disaster programs, our dedicated workforce, and our experienced management appear to have limited the damage to our properties. Our approximately 48,900 gross acres of citrus groves, which are in Charlotte, Collier, DeSoto, Hardee, Hendry, Highlands and Polk Counties, sustained hurricane, or tropical storm force winds for varying durations of time. Field assessments identified significant drop of fruit from the trees and the estimated impact has been reflected in the casualty loss and inventory impairment charge in the fourth quarter ended September 30, 2022.

While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it will take up to two full seasons or more for the groves to recover to pre-hurricane production levels. We maintain crop insurance and are working closely with our insurers and adjusters to evaluate and determine the amount of insurance recovery we may be entitled to, if any. We are also working with Florida Citrus Mutual, the industry trade group, and government agencies on securing potential federal relief funds.

Departure and Appointment of Chief Financial Officer

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and was not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo agreed to provide consulting services to the Company through December 31, 2022 and has been providing such services.

On September 6, 2022, the Company announced the appointment of Perry G. Del Vecchio, age 55, as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, effective as of September 6, 2022. Mr. Del Vecchio is responsible for all corporate finance, treasury and accounting functions of the Company and reports directly to John Kiernan, the Company's President and Chief Executive Officer.

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

Termination of the Citrus Grove Management Agreement

In June 2022, the Company was notified by a primary group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”) and for which the Company was managing groves, that the Grove Owners were terminating the management relationship under a certain property management agreement dated as of July 16, 2020 (the “Property Management Agreement”) with the Company, as the Grove Owners decided to exit the citrus business. As a result, all services relating to this caretaking management initiative, and the accompanying management fee and reimbursed costs associated with performing caretaking management services, ceased as of June 10, 2022.

Prepayment and Restructure of Fixed-Rate Term Loans

On April 29, 2022, the Company made a prepayment on one of its Met Variable-Rate Term Loans in an amount of approximately $15,625,000 and the loan, after also considering a final scheduled principal payment made on May 2, 2022, was fully satisfied.

In April 2021, the Company made a prepayment of $10,312,500 on the Met Fixed-Rate Term Loans and, effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which in the aggregate, after the prepayment, had a balance of $70,000,000, to be interest only with a balloon payment to be paid at maturity, which is November 1, 2029. As part of this modification, the interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, has been adjusted to 3.85% and the Company no longer has the prepayment option previously allowed under the arrangement.

Sales of Land

During the fiscal year ended September 30, 2022, the Company sold approximately 1,187 acres from the Alico Ranch to third parties for approximately $5,997,000 and recognized a gain of approximately $5,616,000. One of these sales transactions, consisting of approximately 142 acres, was sold to an employee of the Company for approximately $651,000.

On March 15, 2022, the Company sold approximately 6,286 acres of Alico Ranch to third parties at an average sales price of $4,500 per acre, realizing approximately $28,288,000 of gross proceeds.

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of September 30, 2022, and most of the restrictions on social and commercial activity have been relaxed, a resurgence of the virus could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations.

To date, the Company has experienced no material adverse impacts from this pandemic.

Federal Relief Program – Hurricane Ian

It remains unclear whether there may be Hurricane Ian federal relief programs and, if available, the extent to which the Company will be eligible. The Company intends to take advantage of any such available programs as and when they become available. The Company is currently working with Florida Citrus Mutual, the industry trade group, and government agencies on federal relief programs.

Federal Relief Program – Hurricane Irma

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. The Company received a total of approximately $25,600,000 in Hurricane Irma federal relief for the period ended September 30, 2019 through September 30, 2022. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company received approximately $1,123,000, $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Consolidated Statements of Operations for the fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2021	2020	$	%
Operating revenues:
Alico Citrus	$89,681	$105,796	$(16,115)	(15.2)%	$105,796	$89,369	$16,427	18.4%
Land Management and Other Operations	2,266	2,768	(502)	(18.1)%	2,768	3,138	(370)	(11.8)%
Total operating revenues	91,947	108,564	(16,617)	(15.3)%	108,564	92,507	16,057	17.4%
Gross (loss) profit:
Alico Citrus	(16,511)	21,903	(38,414)	NM	21,903	17,088	4,815	28.2%
Land Management and Other Operations	1,746	1,990	(244)	(12.3)%	1,990	831	1,159	139.5%
Total gross (loss) profit	(14,765)	23,893	(38,658)	NM	23,893	17,919	5,974	33.3%
General and administrative expenses	10,079	9,453	626	6.6%	9,453	10,998	(1,545)	(14.0)%
(Loss) income from operations	(24,844)	14,440	(39,284)	NM	14,440	6,921	7,519	108.6%
Total other income, net	37,799	31,947	5,852	18.3%	31,947	24,456	7,491	30.6%
Income before income taxes	12,955	46,387	(33,432)	(72.1)%	46,387	31,377	15,010	47.8%
Income tax provision	1,069	11,567	(10,498)	(90.8)%	11,567	7,663	3,904	50.9%
Net income	11,886	34,820	(22,934)	(65.9)%	34,820	23,714	11,106	46.8%
Net loss (income) attributable to noncontrolling interests	573	39	534	NM	39	(52)	91	NM
Net income attributable to Alico, Inc. common stockholders	$12,459	$34,859	$(22,400)	(64.3)%	$34,859	$23,662	$11,197	47.3%

NM - Not Meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the fiscal years ended September 30, 2022, 2021 and 2020:

	Fiscal Year Ended
	September 30,
	2022	2021	2020
Operating revenues:
Alico Citrus	97.5%	97.5%	96.6%
Land Management and Other Operations	2.5%	2.5%	3.4%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of the Company's operating segments:

Alico Citrus

(in thousands, except per box and per pound solids data)
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2022	2021	Unit	%	2021	2020	Unit	%
Operating Revenues:
Early and Mid-Season	$28,287	$31,525	$(3,238)	(10.3)%	$31,525	$31,303	$222	0.7%
Valencias	47,529	55,918	(8,389)	(15.0)%	55,918	50,060	5,858	11.7%
Fresh Fruit	1,256	608	648	106.6%	608	2,321	(1,713)	(73.8)%
Grove Management Services	11,928	16,983	(5,055)	(29.8)%	16,983	4,599	12,384	NM
Purchase and Resale of Fruit	574	623	(49)	(7.9)%	623	850	(227)	(26.7)%
Other	107	139	(32)	(23.0)%	139	236	(97)	(41.1)%
Total	$89,681	$105,796	$(16,115)	(15.2)%	$105,796	$89,369	$16,427	18.4%
Boxes Harvested:
Early and Mid-Season	2,175	2,519	(344)	(13.7)%	2,519	3,146	(627)	(19.9)%
Valencias	3,274	3,779	(505)	(13.4)%	3,779	4,165	(386)	(9.3)%
Total Processed	5,449	6,298	(849)	(13.5)%	6,298	7,311	(1,013)	(13.9)%
Fresh Fruit	91	61	30	49.2%	61	267	(206)	(77.2)%
Total	5,540	6,359	(819)	(12.9)%	6,359	7,578	(1,219)	(16.1)%
Pound Solids Produced:
Early and Mid- Season	11,034	13,598	(2,564)	(18.9)%	13,598	17,947	(4,349)	(24.2)%
Valencias	17,756	22,042	(4,286)	(19.4)%	22,042	25,631	(3,589)	(14.0)%
Total	28,790	35,640	(6,850)	(19.2)%	35,640	43,578	(7,938)	(18.2)%
Pound Solids per Box:
Early and Mid-Season	5.07	5.40	(0.33)	(6.1)%	5.40	5.70	(0.30)	(5.3)%
Valencias	5.42	5.83	(0.41)	(7.0)%	5.83	6.15	(0.32)	(5.2)%
Price per Pound Solids:
Early and Mid-Season	$2.56	$2.32	$0.24	10.3%	$2.32	$1.74	$0.58	33.3%
Valencias	$2.68	$2.54	$0.14	5.5%	$2.54	$1.95	$0.59	30.3%
Price per Box:
Fresh Fruit	$13.80	$9.97	$3.83	38.4%	$9.97	$8.69	$1.28	14.7%
Operating Expenses:
Cost of Sales	$81,944	$55,660	$26,284	47.2%	$55,660	$52,492	$3,168	6.0%
Harvesting and Hauling	15,965	16,922	(957)	(5.7)%	16,922	19,897	(2,975)	(15.0)%
Grove Management Services	10,547	15,084	(4,537)	(30.1)%	15,084	3,817	11,267	NM
Purchase and Resale of Fruit	449	526	(77)	(14.6)%	526	704	(178)	(25.3)%
Other	(2,713)	(4,299)	1,586	(36.9)%	(4,299)	(4,629)	330	(7.1)%
Total	$106,192	$83,893	$22,299	26.6%	$83,893	$72,281	$11,612	16.1%
Gross (Loss) Profit	$(16,511)	$21,903	$(38,414)	NM	$21,903	$17,088	$4,815	28.2%

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

Alico's operating expenses consist primarily of cost of sales, harvesting and hauling costs and grove management service costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Grove management services include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of reselling third-party fruit.

The decrease in revenue for the fiscal year ended September 30, 2022, compared to the fiscal year ended September 30, 2021 was primarily due to a decrease in both the Early and Mid-Season and Valencia fruit harvested and a decrease in grove management services revenue.

The decrease in Early and Mid-Season and Valencia fruit harvested was primarily driven by a decrease in processed box production and a decrease in pound solids per box. The processed box production for the fiscal year ended September 30, 2022 decreased by 13.5%, as compared to the same period in the prior fiscal year, primarily due to greater fruit drop, attributed to disease and weather conditions. In addition, as previously mentioned, in late January 2022, the Company’s groves, along with many of the other groves in Florida, were impacted by a freeze event. Specifically, the Company’s Valencia box production was negatively impacted by the freeze event. Because the Company’s Early and Mid-Season harvest was substantially complete at the time of the freeze, there was no material impact to the Company’s Early and Mid-Season box production because of this freeze event.

The aggregate decrease in pound solids per box of 6.6% during the fiscal year ended September 30, 2022, as compared to the prior fiscal year ended September 30, 2021, was mainly due to the internal quality of the fruit not being as strong as it had been in the previous year. This decrease in pound solids per box was also due in part to an acceleration of the harvesting of the Valencia crop in the fiscal year ended September 30, 2022, which acceleration was implemented in an effort to maximize the box production and avoid less damage due to the freeze event, but as a result led to the realization of lower pound solids per box.

Partially offsetting the decrease in processed box production and pound solids per box for the fiscal year ended September 30, 2022, compared to the fiscal year ended September 30, 2021, was an increase in the price per pound solid of 7.2%, the increase in large part was due to production being down in Florida as well as in Brazil and due to the continued strong consumption of Not from Concentrate Orange Juice (“NFC”), both of which have led to continued low inventory levels.

The Company, for the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021, recorded a decrease in revenue from grove management services. The decrease is primarily due to the Grove Owners, to whom the Company was providing caretaking management services, deciding to exit the citrus business at the beginning of the three months ended June 30, 2022. This decision to exit the citrus business eliminated the need for caretaking management services. As a result, caretaking management services and the accompanying reimbursement of caretaking expenses decreased during the fiscal year ended September 30, 2022, when compared to the same period in the prior year. Additionally, all services relating to caretaking management services ceased on June 10, 2022 and the accompanying caretaking management fee ceased on June 30, 2022.

The Company recorded approximately $10,598,000 and $15,752,000 of operating revenue relating to these grove management services, including the management fee, in the fiscal years ended September 30, 2022 and 2021, respectively. The Company recorded approximately $9,711,000 and $14,342,000 of operating expenses relating to these grove management services in fiscal years ended September 30, 2022 and 2021, respectively.

The USDA, in its October 12, 2022 Citrus Crop Forecast for the 2021-22 harvest season, indicated the overall Florida orange crop decreased from approximately 52,950,000 boxes for the 2020-21 crop year to approximately 41,050,000 boxes for the 2021-22 crop year, a decrease of approximately 22.5%. The Company experienced a decline in total box production in the 2021-2022 harvest season crop of 12.9%. The Company believes this lower rate of decline, as compared to the state forecast, is due to the efficiencies of the Company’s comprehensive grove management program, as well as certain precautionary measures the Company took to minimize the impact of the freeze event on its groves and production.

The increase in operating expenses for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, primarily relates to the Company recording adjustments to inventory as a result of Hurricane Ian. During the fourth quarter ended September 30, 2022, the Company recorded an inventory casualty loss adjustment of approximately $14,900,000 and an inventory impairment adjustment of approximately $6,676,000 to adjust the inventory to its estimated net realizable value as of September 30, 2022. Partially offsetting the increase was a reduction in expenses related to the grove management services as a result of the Grove Owners termination of the Property Management Agreement in June 2022.

The increase in revenue for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020 was primarily due to an increase in the revenue generated from grove management services and the Valencia fruit harvested.

On July 16, 2020, the Company executed an agreement with a group of third parties, who are affiliated with each other (collectively, the “Grove Owners”), to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres at the time of executing the contract. Under the terms of this agreement, the Company was reimbursed by the Grove Owners for all its costs incurred related to providing these services and received a management fee based on acres. The Company recorded both an increase in revenues and expenses as the Company provided these citrus grove caretaking management services. For the fiscal year ended September 30, 2021, the Company recorded approximately $15,752,000 of operating revenue relating to these grove management services, including the management fee, as compared to approximately $3,311,000 in the fiscal year ended September 30, 2020.

The increase from the Valencia fruit harvest was driven by an increase in the market price per pound solids as compared to the prior year. The increase in the price per pound solids was due to increased consumption of Not-from-Concentrate Orange Juice (“NFC”) as well as tighter supplies of citrus fruit from Florida, Brazil, and Mexico, which, in turn, led to reduced inventory levels. Largely offsetting this increase in pricing was the effect of fewer Valencia boxes harvested and lower pound solids per box for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020. The Company, along with the Florida industry in general, recorded a smaller number of boxes harvested as a result of greater fruit drop rate during the current harvest season as compared to the previous year. In addition, the internal quality of the fruit was not as strong as in the previous year resulting in lower pound solids per box during the fiscal year ended September 30, 2021.

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

The increase in citrus cost of sales for the fiscal year ended September 30, 2022 was mainly due to recording inventory adjustments relating to the estimated casualty loss and inventory impairment as a result of Hurricane Ian of $14,900,000 and $6,676,000, respectively, as well as increases in fuel and fertilizer costs, when compared to the fiscal year ended September 30, 2021. Partially offsetting these increases was a decrease in the Company's caretaking expenses for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, due to the Grove Owners deciding to exit the citrus business during the quarter ended June 30, 2022. Additionally, a reduction in harvest and haul expenses was recognized due to a decrease in Early and Mid-Season and Valencia boxes harvested, as compared to the same period in the prior year, due to the termination of the management relationship under the Property Management Agreement with the Grove Owners during the quarter ended June 30, 2022.

The decrease in gross profit for fiscal year 2022, as compared to fiscal year 2021, related primarily to decreased revenues of approximately $16,115,000 discussed above, and the recording of an inventory casualty loss of approximately $14,900,000 and inventory impairment of approximately $6,676,000 relating to fruit loss as a result of Hurricane Ian.

The increase in operating expenses for the fiscal year 2021, as compared to the fiscal year 2020, primarily relates to grove management services it provides to third parties. As mentioned above, the Company executed an agreement with the Grove Owners to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such Grove Owners. Under this agreement, for the fiscal years ended September 30, 2021 and 2020, the Company recorded approximately $14,342,000 and $3,016,000, respectively, of operating expenses relating to these grove management services. Additionally, the increase in operating expenses was attributable to the Company purchasing additional citrus acres in May and October 2020, which resulted in cost of sales relating to these groves in the fiscal year ended September 30, 2021. Partially offsetting these increases was a reduction in harvest and haul expenses attributable to a decrease in Early and Mid-season and Valencia boxes harvested.

The credit amounts shown in “Other” in operating expenses above, for the most part, represent federal relief proceeds received under the CRBG program for the fiscal years ended September 30, 2022, 2021, and 2020.

Land Management and Other Operations

The table below presents key operating measures for the fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands)	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2021	2020	$	%
Revenue From:
Land and other leasing	$1,655	$2,404	$(749)	(31.2)%	$2,404	$2,683	$(279)	(10.4)%
Other	611	364	247	67.9%	364	455	(91)	(20.0)%
Total	$2,266	$2,768	$(502)	(18.1)%	$2,768	$3,138	$(370)	(11.8)%
Operating Expenses:
Land and other leasing	$516	$762	$(246)	(32.3)%	$762	$955	$(193)	(20.2)%
Water conservation	—	—	—	—%	—	1,346	(1,346)	(100.0)%
Other	4	16	(12)	(75.0)%	16	6	10	166.7%
Total	$520	$778	$(258)	(33.2)%	$778	$2,307	$(1,529)	(66.3)%
Gross Profit	$1,746	$1,990	$(244)	(12.3)%	$1,990	$831	$1,159	139.5%

Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the fiscal year ended September 30, 2022, compared to the fiscal year ended September 30, 2021, was primarily due to a reduction in the leased acreage relating to grazing and hunting leases. The reduction in the leased acreage was due to the sale of certain acres in fiscal year 2022, which were previously included under these lease arrangements, thus resulting in fewer acres being leased under these grazing and hunting leases during fiscal year 2022.

The decrease in revenues from Land Management and Other Operations for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020, was primarily due to a reduction in the leased acreage relating to grazing and hunting leases. The reduction in the leased acreage was due to the sale of certain acres in fiscal year 2021, which were previously included under these lease arrangements, thus resulting in fewer acres now being leased under these grazing and hunting leases during fiscal year 2021.

Upon the Company selling approximately 10,700 acres on the western part of Alico Ranch to the State of Florida, as mentioned above, and deciding to no longer pursue permit approval activities for a previously proposed water management project, the Company wrote-down approximately $598,000 of assets relating to this project during the fourth quarter of the fiscal year ended September 30, 2020.

General and Administrative

General and administrative expenses for the fiscal year ended September 30, 2022 were approximately $10,079,000, compared to approximately $9,453,000 for the fiscal year ended September 30, 2021. The increase was attributable in large part to increases relating to (i) an increase in legal expense in the twelve months ended September 30, 2022, when compared to the twelve months ended September 30, 2021, with the fiscal year 2021 legal expense having been lower because of a reimbursement of approximately $658,000 from insurers for a corporate legal matter from 2018 that was received during the twelve months ended September 30, 2021, (ii) a net increase in stock compensation expense of approximately $188,000 relating to restricted stock awarded to certain executives, senior managers and employees, and (iii) an increase of approximately $91,500 relating to a company-sponsored incentive for employees to obtain the COVID 19 vaccine. Partially offsetting these increases were reductions relating to (i) a decrease in payroll expenses of approximately $268,000 primarily relating to the reduction in administrative personnel made during the fiscal year ended September 30, 2021 and during the twelve months ended September 30, 2022, and (ii) a reduction in Company’s director fees of approximately $183,000, relating to a modification of the compensation arrangement for the Board of Directors.

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

Other Income, net

Other income, net, for the fiscal years ended September 30, 2022 and 2021 was approximately $37,799,000 and approximately $31,947,000, respectively. The increase in other income, net was primarily due to the Company recognizing significant gains on sales of real estate, property and equipment and assets held for sale in both fiscal years. For the fiscal year ended September 30, 2022, the Company recorded gains on sale of real estate, property and equipment and assets held for sale of approximately $41,102,000 relating primarily to the sale of approximately 9,400 acres from the Alico Ranch to several third parties. For the fiscal year ended September 30, 2021, the Company recognized a gain on sale of real estate, property and equipment and assets held for sale of approximately $35,898,000. Additionally, a decrease in interest expense of approximately $663,000 for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, was primarily due to the reduction of the Company’s long-term debt from the making of mandatory principal payments and certain prepayments.

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

Income Taxes

For the fiscal years ended September 30, 2022, 2021 and 2020, the provision for income taxes was approximately $1,069,000, $11,567,000 and $7,663,000, respectively, and the related effective income tax rates were approximately 8.25%, 24.94% and 24.42%, respectively. The decrease in the dollar amount of the tax provision for the fiscal year ended September 30, 2022 is the result of the Company generating lower net income during the current fiscal year as compared to the prior fiscal year and recognizing a charitable deduction for tax purposes. During the fiscal year ended September 30, 2022, the Company sold 1,638 acres of land to the state of Florida at a price below market value, which resulted in a charitable contribution and a charitable deduction for tax purposes. The charitable contribution generated a tax benefit of $6,300,000 of which approximately $500,000 was utilized in the current fiscal year. The Company does not anticipate it will be able to recognize the entire charitable deduction carryover before it expires in 2027. A valuation allowance of $4,300,000 was recorded to partially offset the charitable contribution carryover deferred tax asset, resulting in a net benefit of $1,500,000. The increase in the dollar amount of the tax provision for the fiscal year ended September 30, 2021 is the result of the Company generating greater net income during the fiscal year 2021 as compared to the prior fiscal year.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2022	2021	Change
Cash and cash equivalents	$865	$886	$(21)
Total current assets	$31,616	$54,913	$(23,297)
Total current liabilities	$16,525	$22,306	$(5,781)
Working capital	$15,091	$32,607	$(17,516)
Total assets	$409,255	$433,217	$(23,962)
Principal amount of term loans and lines of credit	$111,624	$126,294	$(14,670)
Current ratio	1.91 to 1	2.46 to 1

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

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, which maturity was just extended to November 2025 on October 27, 2022, of which approximately $64,762,000 is available for general use as of September 30, 2022, and a $25,000,000 revolving line of credit, all of which is available for general use as of September 30, 2022 (see Note 6. “Long-Term Debt and Lines of Credit" to the accompanying Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and can be expected to continue to increase the available cash for the foreseeable future. With the increase in available cash, the Company could utilize the available cash for other possible uses such as paying down indebtedness, citrus grove acquisitions, share repurchases, additional increased dividends, and funding operations under extenuating circumstances, like most recently, Hurricane Ian. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, pay down of indebtedness, engaging in share repurchases or paying increased dividends, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico's ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 applicable for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2022, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash and cash equivalents decreased from approximately $886,000 as of September 30, 2021 to approximately $865,000 as of September 30, 2022. Cash and cash equivalents and restricted cash decreased from approximately $19,687,000 as of September 30, 2020 to approximately $886,000 as of September 30, 2021. The components of these changes are discussed below.

Consolidated Statements of Cash Flows

The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Net cash provided by operating activities	$6,523	$16,504	$1,049
Net cash provided by (used in) investing activities	22,468	(3,268)	9,489
Net cash used in financing activities	(29,012)	(32,037)	(14,689)
Net decrease in cash and cash equivalents and restricted cash	$(21)	$(18,801)	$(4,151)

Net Cash Provided By Operating Activities

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2022	2021	Change	2021	2020	Change
Net income	$11,886	$34,820	$(22,934)	$34,820	$23,714	$11,106
Depreciation, depletion and amortization	15,229	15,122	107	15,122	14,282	840
Debt issue costs expense	255	179	76	179	238	(59)
Deferred income tax (benefit) expense	(3,876)	2,249	(6,125)	2,249	7,603	(5,354)
Cash surrender value	160	(14)	174	(14)	(10)	(4)
Deferred retirement benefits	—	—	—	—	(5,226)	5,226
Gain on sale of real estate, property and equipment and assets held for sale	(41,102)	(35,898)	(5,204)	(35,898)	(30,424)	(5,474)
Inventory net realizable value adjustment	6,676	—	6,676	—	—	—
Casualty loss - tree damage	1,258	—	1,258	—	—	—
Loss on disposal of property and equipment	3,251	2,338	913	2,338	1,382	956
Inventory casualty loss	14,900	—	14,900	—	—	—
Casualty loss - building	142	—	142	—	—	—
Impairment of long-lived assets	—	—	—	—	598	(598)
Impairment of right-of-use asset	—	—	—	—	87	(87)
Insurance proceeds received for damage to property and equipment	—	(103)	103	(103)	—	(103)
Stock-based compensation expense	1,235	1,230	5	1,230	1,306	(76)
Change in working capital	(3,491)	(3,419)	(72)	(3,419)	(12,501)	9,082
Net cash provided by operating activities	$6,523	$16,504	$(9,981)	$16,504	$1,049	$15,455

The decrease in net cash provided by operating activities for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, was primarily due to a decrease in net income and deferred income tax expense and was partially offset by the Company recording an inventory casualty loss and inventory net realizable value adjustment which were the direct result of Hurricane Ian and other casualty losses on fixed assets (see Note 3. “Inventories” in the Notes to the Consolidated Financial Statements for further discussion on inventory casualty loss and net realizable adjustment).

The increase in net cash provided by operating activities for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, was primarily due to an increase in net income and an increase in working capital which was primarily driven by an increase in accounts payable and timing of income tax payments. The increase in accounts payable relates to the timing and billing of fertilizer and chemical applications in the citrus groves. Offsetting a significant portion of this increase was the amount of gain on sale of real estate, property and equipment and assets held for sale being greater in the fiscal year ended September 30, 2021 as compared to the prior year, primarily resulting from a greater number of acres being sold in the fiscal year ended September 30, 2021.

Due to the seasonal nature of Alico's business, working capital requirements are typically greater in the first and fourth quarters of its fiscal year. Cash flows from operating activities typically improve in the second and third fiscal quarters, as sales of its harvested citrus are made.

Net Cash Provided By (Used In) Investing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Investing Activities for the fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2022	2021	Change	2021	2020	Change
Purchases of property and equipment	$(20,731)	$(22,258)	$1,527	$(22,258)	$(18,785)	$(3,473)
Purchases of citrus groves	(136)	(18,527)	18,391	(18,527)	(2,920)	(15,607)
Net proceeds from sale of real estate, property and equipment and assets held for sale	43,159	37,266	5,893	37,266	31,541	5,725
Insurance proceeds received for damage to property and equipment	—	103	(103)	103	—	103
Change in deposits on purchase of citrus trees	176	217	(41)	217	(458)	675
Advances on notes receivables, net	—	371	(371)	371	136	235
Purchases of mineral rights	—	(453)	453	(453)	—	(453)
Other	—	13	(13)	13	(25)	38
Net cash provided by (used in) investing activities	$22,468	$(3,268)	$25,736	$(3,268)	$9,489	$(12,757)

The shift from net cash used in investing activities for the fiscal year ended September 30, 2021 to net cash provided by investing activities for the fiscal year ended September 30, 2022 was primarily due to a reduction in the purchase of additional citrus groves in the fiscal year ended September 30, 2022. Additionally, net proceeds received for the sale of real estate, property and equipment and assets held for sale was greater in the fiscal year ended September 30, 2022, as compared to the same period in the prior year (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” to the accompanying Consolidated Financial Statements), including the Company’s receipt of approximately $5,893,000 more in net proceeds from the sale of ranch land to various third parties in the fiscal year ended September 30, 2022, than the proceeds received in the fiscal year ended September 30, 2021.

The shift from net cash provided by investing activities for the fiscal year ended September 30, 2020 to net cash used in investing activities for the fiscal year ended September 30, 2021 was primarily due to the use of funds to purchase approximately 3,280 gross acres located in Hendry County for a purchase price of approximately $18,230,000 in October 2020 and the acquisition of additional smaller citrus groves. Partially offsetting this shift was net proceeds received for the sale of real estate, property and equipment and assets held for sale being greater in the fiscal year ended September 30, 2021 as compared to the same period in the prior year (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” to the accompanying Consolidated Financial Statements), including the Company’s receipt of approximately $5,725,000 more proceeds from the sale of ranch land to various third parties in the fiscal year ended September 30, 2021 than the proceeds received in the fiscal year ended September 30, 2020.

Net Cash Used In Financing Activities

The following table details the items contributing to Net Cash Used In Financing Activities for the fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands)	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2022	2021	Change	2021	2020	Change
Repayments on revolving lines of credit	$(52,227)	$(50,735)	$(1,492)	$(50,735)	$(114,581)	$63,846
Borrowings on revolving lines of credit	57,155	47,793	9,362	47,793	117,523	(69,730)
Principal payments on term loans	(19,598)	(21,957)	2,359	(21,957)	(15,198)	(6,759)
Treasury stock purchases	—	—	—	—	(238)	238
Dividends paid	(15,101)	(7,138)	(7,963)	(7,138)	(2,466)	(4,672)
Exercise of stock options	465	—	465	—	—	—
Deferred financing costs	—	—	—	—	(23)	23
Capital contribution received from noncontrolling interest	294	—	294	—	294	(294)
Net cash used in financing activities	$(29,012)	$(32,037)	$3,025	$(32,037)	$(14,689)	$(17,348)

The decrease in net cash used in financing activities for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, was primarily due to an increase in the net borrowings under the revolving line of credit, as well as lower principal payments on the term loans, partially offset by an increase in the dividends paid. During the fiscal year ended September 30, 2022, the company made a prepayment on one of its Met Variable-Rate Term Loans in an amount of approximately $15,625,000 and during the fiscal year ended September 30, 2021, the Company prepaid approximately $10,312,000 of principal on its fixed rate term loans with MetLife and also paid approximately $4,070,000 of principal on one of its loans outstanding with Prudential, which matured in September 2021. Partially offsetting these changes in borrowings was the Company's payment of a greater amount of dividends to stockholders of the Company’s common stock during the current fiscal year, as compared to the prior year, as a result of the Company increasing its annual dividend to $2.00 per common share in June 2021. Additionally, the conversion of the Company’s Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due on November 1, 2029, further reduced the principal payments required.

The increase in net cash used in financing activities for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, was primarily due to the Company paying down a greater amount on its long-term debt during the fiscal year ended September 30, 2021, as compared to the prior year. During fiscal year ended September 30, 2021, the Company prepaid approximately $10,312,000 of principal on its fixed rate term loans with MetLife and also paid approximately $4,070,000 of principal on one of its loans outstanding with Prudential which matured in September 2021. Partially offsetting these increased payments was the effect of the conversion of the Company’s Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due on November 1, 2029. Additionally, the Company paid a greater amount of dividends to stockholders of the Company’s common stock during the fiscal year ended September 30, 2021, as compared to the prior year, as a result of the Company increasing its annual dividend to $2.00 per common share in June 2021. The Company also paid down, net of borrowings, its revolving line of credit during the fiscal year ended September 30, 2021 as compared to the prior fiscal year.

Alico had $4,928,000 outstanding on its revolving lines of credit as of September 30, 2022 and approximately $89,762,000 remaining availability.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of September 30, 2022, there was approximately $310,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the line of credit.

Contractual Obligations

Alico has various contractual obligations which are fixed and determinable. The following table presents the Company's significant contractual obligations and commercial commitments on an undiscounted basis as of September 30, 2022 and the future periods in which such obligations are expected to be settled in cash.

(in thousands)	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
Long-term debt	$111,624	$3,035	$6,070	$10,998	$91,521
Interest on long-term debt	25,567	4,340	8,086	7,295	5,846
Operating leases	822	446	261	115	—
Tree purchase commitments	5,891	5,891	—	—	—
Total	$143,904	$13,712	$14,417	$18,408	$97,367

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2022, the Company had approximately $5,891,000 relating to outstanding commitments for these purchases, which will be paid upon delivery.

Impact of Inflation and Changing Prices

Our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including commodity hedging and pursuing cost productivity initiatives. We experienced higher inflation in fiscal year 2022 and expect to experience increased inflation in fiscal year 2023. Pricing actions and supply chain productivity initiatives introduced at the end of fiscal year 2021 will mitigate a portion of this inflationary pressure, but we do not expect such benefits will fully offset the incremental costs in fiscal year 2023.

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

Inventories

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. In the event that there is a casualty loss due to severe weather or other significant incident which negatively impacts inventory, the company will undertake a process to estimate the amount of casualty loss. The process includes a number of factors, including touring all of the citrus groves by operational personnel, to assess the estimated fruit drop by grove and estimate the amount of fruit the Company expects to produce for the respective harvest season. As a result of this process, the Company would estimate the amount of casualty loss, if any, to reduce the carrying value of unharvested fruit crop on trees inventory.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal year ended September 30, 2022, the Company recorded a valuation allowance of approximately $4,300,000, and for the fiscal years ended September 30, 2021 and 2020, the Company did not record any valuation allowances. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2022 and 2021, long-lived assets were comprised of property and equipment.

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

Subsequent Events

The working capital line of credit agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which is adjusted quarterly, based on the Company's debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points, effective October 1, 2022. There were no changes to the commitment amount.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended September 30, 2022. The Company held various financial instruments as of September 30, 2022 and 2021, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

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

The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $300,000 for the fiscal year ended September 30, 2022.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alico, Inc. and its subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's and subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated December 13, 2022 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the 2021 and 2020 financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Casualty Loss and Net Realizable Value of Unharvested Fruit Crop on the Trees

As described within Note 3 and 4 to the financial statements, the Company values inventory at the lower of cost or net realizable value, which can be impacted by many factors including when a significant weather event has impacted the Company’s unharvested fruit crop on the trees. At September 30, 2022, the consolidated inventory balance included unharvested fruit crop on the trees of $26,717,000, which was reduced by total losses of $21,576,000 recorded during the year ended September 30, 2022 to record a casualty loss and reduce inventory to its net realizable value due to a significant weather event. The Company assesses the impact of a significant weather event on carrying value of unharvested fruit crop on the trees, including the determination of a casualty loss and adjustments to net realizable value, by applying judgment in developing estimates such as the expected future crop yield and future citrus pricing.

We identified the casualty loss and net realizable value of unharvested fruit crop on the trees as a critical audit matter because of the significant judgments utilized by management in developing the accounting estimate. Auditing management’s estimates and assumptions required a high degree of auditor judgment and increased audit effort due to the impact these assumptions have on the casualty loss and net realizable value of unharvested fruit crop on the trees.

Our audit procedures related to the Company’s estimates and assumptions of the casualty loss and the net realizable value of unharvested fruit crop on the trees included the following, among others:

•
We obtained an understanding of the relevant controls related to management’s evaluation of the casualty loss and net realizable value of unharvested fruit crop on the trees, and tested such controls for design and operating effectiveness, including controls around management’s evaluation of the expected future crop yield and future citrus pricing.
•
We tested the completeness of the population of unharvested fruit crop on the trees that were subject to casualty loss and net realizable value adjustments due to the significant weather event.
•
We recalculated the mathematical accuracy of the casualty loss recorded by management and the adjustment of unharvested fruit crop on the trees to net realizable value.
•
We performed a comparison of management’s prior forecasts of future crop yield and future citrus pricing to actual results.

We performed site observations and obtained industry data to evaluate the reasonableness of management's estimates of future crop yield and future citrus pricing.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Orlando, Florida

December 13, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Alico Inc.'s (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Alico, Inc. and its subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements of the Company and our report dated December 13, 2022 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment arising from the following deficiencies:

•
A deficiency in the controls around the completeness and accuracy of the information used in the preparation of the Company’s income tax provision and the related evaluation of the impact of the misstatements to the financial statements for all periods presented.

This material weakness resulted in an identified misstatement in the consolidated financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated December 13, 2022 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Orlando, Florida

December 13, 2022

ALICO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2022	2021
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$865	$886
Accounts receivable, net	324	6,105
Inventories	27,682	43,377
Income tax receivable	1,116	3,233
Assets held for sale	205	160
Prepaid expenses and other current assets	1,424	1,152
Total current assets	31,616	54,913
Property and equipment, net	372,479	373,231
Goodwill	2,246	2,246
Other non-current assets	2,914	2,827
Total assets	$409,255	$433,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,366	$7,274
Accrued liabilities	9,062	9,872
Long-term debt, current portion	3,035	4,285
Other current liabilities	1,062	875
Total current liabilities	16,525	22,306
Long-term debt:
Principal amount, net of current portion	103,661	122,009
Less: deferred financing costs, net	(748)	(986)
Long-term debt less current portion and deferred financing costs, net	102,913	121,023
Lines of credit	4,928	—
Deferred income tax liabilities, net	35,589	39,465
Other liabilities	435	306
Total liabilities	160,390	183,100
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,586,995 and 7,562,004 shares outstanding at September 30, 2022 and September 30, 2021, respectively	8,416	8,416
Additional paid in capital	19,784	19,989
Treasury stock, at cost, 829,150 and 890,141 shares held at September 30, 2022 and September 30, 2021, respectively	(27,948)	(29,853)
Retained earnings	243,490	246,163
Total Alico stockholders’ equity	243,742	244,715
Noncontrolling interest	5,123	5,402
Total stockholders’ equity	248,865	250,117
Total liabilities and stockholders’ equity	$409,255	$433,217

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2022	2021	2020
Operating revenues:
Alico Citrus	$89,681	$105,796	$89,369
Land Management and Other Operations	2,266	2,768	3,138
Total operating revenues	91,947	108,564	92,507
Operating expenses:
Alico Citrus	106,192	83,893	72,281
Land Management and Other Operations	520	778	2,307
Total operating expenses	106,712	84,671	74,588
Gross (loss) profit	(14,765)	23,893	17,919
General and administrative expenses	10,079	9,453	10,998
(Loss) income from operations	(24,844)	14,440	6,921
Other income (expense):
Investment and interest income, net	21	23	98
Interest expense	(3,324)	(3,987)	(5,981)
Gains on sale of real estate, property and equipment and assets held for sale	41,102	35,898	30,424
Other income (expense), net	—	13	(85)
Total other income, net	37,799	31,947	24,456
Income before income taxes	12,955	46,387	31,377
Income tax provision	1,069	11,567	7,663
Net income	11,886	34,820	23,714
Net loss (income) attributable to noncontrolling interests	573	39	(52)
Net income attributable to Alico, Inc. common stockholders	$12,459	$34,859	$23,662
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$1.65	$4.64	$3.16
Diluted	$1.65	$4.64	$3.16
Weighted-average number of common shares outstanding:
Basic	7,560	7,516	7,484
Diluted	7,568	7,519	7,496
Cash dividends declared per common share	$2.00	$1.36	$0.36

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Common stock		Additional Paid-In	Treasury	Retained	Total Alico, Inc.	Non- controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
September 30, 2019 (As originally reported)	8,416	$8,416	$19,781	$(31,943)	$198,049	$194,303	$5,095	$199,398
Restatement Adjustments	—	—	—	—	2,512	2,512	—	2,512
September 30, 2019 (Restated)	8,416	8,416	19,781	(31,943)	200,561	196,815	5,095	201,910
Net income	—	—	—	—	23,662	23,662	52	23,714
Dividends	—	—	—	—	(2,692)	(2,692)	—	(2,692)
Treasury stock purchases	—	—	—	(238)	—	(238)	—	(238)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	294	294
Stock-based compensation:
Directors	—	—	(669)	1,402	—	733	—	733
Executives and managers	—	—	573	—	—	573	—	573
September 30, 2020 (Restated)	8,416	8,416	19,685	(30,779)	221,531	218,853	5,441	224,294
Net income (loss)	—	—	—	—	34,859	34,859	(39)	34,820
Dividends	—	—	—	—	(10,227)	(10,227)	—	(10,227)
Stock-based compensation:
Directors	—	—	74	770	—	844	—	844
Executives and managers	—	—	230	156	—	386	—	386
September 30, 2021 (Restated)	8,416	8,416	19,989	(29,853)	246,163	244,715	5,402	250,117
Net income (loss)	—	—	—	—	12,459	12,459	(573)	11,886
Dividends	—	—	—	—	(15,132)	(15,132)	—	(15,132)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	294	294
Executives stock exercises	—	—	34	431	—	465	—	465
Stock-based compensation:
Directors	—	—	104	557	—	661	—	661
Executives and managers	—	—	(291)	692	—	401	—	401
Employees	—	—	(52)	225	—	173	—	173
September 30, 2022	8,416	$8,416	$19,784	$(27,948)	$243,490	$243,742	$5,123	$248,865

See accompanying notes to the consolidated financial statements.

ALICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2022	2021	2020
Net cash provided by operating activities:
Net income	$11,886	$34,820	$23,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,229	15,122	14,282
Debt issue costs expense	255	179	238
Deferred income tax expense	(3,876)	2,249	7,603
Cash surrender value	160	(14)	(10)
Deferred retirement (expense) benefit	—	—	(5,226)
Gain on sale of real estate, property and equipment and assets held for sale	(41,102)	(35,898)	(30,424)
Inventory net realizable value adjustment	6,676	—	—
Casualty loss – tree damage	1,258	—	—
Loss on disposal of property and equipment	3,251	2,338	1,382
Inventory casualty loss	14,900	—	—
Casualty loss – building	142	—	—
Impairment of long-lived assets	—	—	598
Impairment of right-of-use-asset	—	—	87
Insurance proceeds received for damage to property and equipment	—	(103)	—
Stock-based compensation expense	1,235	1,230	1,306
Changes in operating assets and liabilities:
Accounts receivable	5,781	(1,758)	(3,634)
Inventories	(5,881)	(2,522)	(712)
Prepaid expenses	(271)	(115)	(135)
Income tax receivable	2,117	(2,452)	(781)
Other assets	(450)	575	(839)
Accounts payable and accrued liabilities	(5,111)	3,429	(1,530)
Income tax payable	—	—	(5,536)
Other liabilities	324	(576)	666
Net cash provided by operating activities	6,523	16,504	1,049
Cash flows from investing activities:
Purchases of property and equipment	(20,731)	(22,258)	(18,785)
Purchases of citrus groves	(136)	(18,527)	(2,920)
Net proceeds from sale of real estate, property and equipment and assets held for sale	43,159	37,266	31,541
Insurance proceeds received for damage to property and equipment	—	103	—
Change in deposits on purchase of citrus trees	176	217	(458)
Advances on notes receivables, net	—	371	136
Purchases of mineral rights	—	(453)	—
Other	—	13	(25)
Net cash provided by (used in) investing activities	22,468	(3,268)	9,489
Cash flows from financing activities:
Repayments on revolving lines of credit	(52,227)	(50,735)	(114,581)
Borrowings on revolving lines of credit	57,155	47,793	117,523
Principal payments on term loans	(19,598)	(21,957)	(15,198)
Treasury stock purchases	—	—	(238)
Dividends paid	(15,101)	(7,138)	(2,466)
Exercise of stock options	465	—	—
Deferred financing costs	—	—	(23)
Capital contribution received from noncontrolling interest	294	—	294
Net cash used in financing activities	(29,012)	(32,037)	(14,689)
Net decrease in cash and cash equivalents and restricted cash	(21)	(18,801)	(4,151)
Cash and cash equivalents and restricted cash at beginning of the period	886	19,687	23,838
Cash and cash equivalents and restricted cash at end of the period	$865	$886	$19,687
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$3,192	$3,940	$5,832
Cash paid for income taxes	$3,430	$11,770	$6,403
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$3,793	$3,763	$674

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

Segments

Operating segments are defined in the criteria established under the Financial Accounting Standards Board – Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: (i) Alico Citrus and (ii) Land Management and Other Operations.

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

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net loss of $1,170,201 for the fiscal year ended September 30, 2022, net loss of $79,479 for the fiscal year ended September 30, 2021, and net income of $107,051 for the fiscal year ended September 30, 2020, respectively, of which a net loss of $596,803, a net loss of $40,535, and a net income of $54,596 were attributable to the Company for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The increase in net loss for the fiscal year ended September 30, 2022 was primarily due to the inventory casualty loss and net realizable value adjustment as result of the fruit loss sustained from Hurricane Ian. The net income for the fiscal year ended September 30, 2020 was primarily due to the reimbursements received under the federal relief program relating to Hurricane Irma, aggregating approximately $493,000.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes have historically borne interest at fluctuating interest rates based on LIBOR. Because LIBOR will cease to exist, the Company has recently renegotiated its variable rate loan agreements, to instead utilize fluctuating interest rates based on the 30 day Secured Overnight Financing Rate (SOFR), some with the change taking effect in late fiscal year 2022, and one with the change taking effect in early fiscal year 2023. ASU 2020-04 is currently effective on or before December 31, 2022, and upon adoption may be applied prospectively to contract modifications made. The Company is currently assessing the impact of adopting this standard and the impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 became effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Retrospective adoption was required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Leases (Topic 842). The standard was effective for the Company on October 1, 2020. The Company adopted ASU 2018-19 effective October 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state, and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of September 30, 2022, and most of the restrictions on social and commercial activity have been relaxed, a resurgence of the virus, could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations.

To date, the Company has experienced no material adverse impacts from this pandemic.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying Financial Statements for consistent presentation to the current period. These reclassifications had no impact on net income, equity, cash flows or working capital as previously reported.

Seasonality

The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico’s fiscal year produce most of the Company’s annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Note 2. Restatement of Previously Issued Financial Statements

During the audit of our financial statements for the period ending September 30, 2022, the Company discovered an error in the calculation of the deferred tax liabilities for the fiscal years 2015 through 2019, remaining present in the deferred tax liabilities previously reported in the financial statements in the fiscal year ended September 30, 2020 and 2019.

The Company has presented a restated consolidated balance sheet as of September 30, 2022 in this Form 10-K to reflect the changes in the amounts of previously reported deferred tax liabilities and retained earnings to reflect the correction of this error. The impact of the accounting errors was a cumulative reduction in the deferred tax liability of approximately $2,512,000 and a cumulative increase in the Retained Earnings of approximately $2,512,000, and it had no impact on our Consolidated Statements of Operations or our Consolidated Statements of Cash Flows for the periods presented.

The following is a summary of the effect of the restatement to correct an error in the September 30, 2021 financial statements on the Consolidated Balance Sheet for the year ended September 30, 2021:

ALICO, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2021
	Previously Reported	Restated
ASSETS
Current assets:
Cash and cash equivalents	$886	$886
Accounts receivable, net	6,105	6,105
Inventories	43,377	43,377
Income tax receivable	3,233	3,233
Assets held for sale	160	160
Prepaid expenses and other current assets	1,152	1,152
Total current assets	54,913	54,913
Property and equipment, net	373,231	373,231
Goodwill	2,246	2,246
Other non-current assets	2,827	2,827
Total assets	$433,217	$433,217
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,274	$7,274
Accrued liabilities	9,872	9,872
Long-term debt, current portion	4,285	4,285
Other current liabilities	875	875
Total current liabilities	22,306	22,306
Long-term debt:
Principal amount, net of current portion	122,009	122,009
Less: deferred financing costs, net	(986)	(986)
Long-term debt less current portion and deferred financing costs, net	121,023	121,023
Lines of credit	—	—
Deferred income tax liabilities, net	41,977	39,465
Other liabilities	306	306
Total liabilities	185,612	183,100
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,586,995 and 7,562,004 shares outstanding at September 30, 2022 and September 30, 2021, respectively	8,416	8,416
Additional paid in capital	19,989	19,989
Treasury stock, at cost, 829,150 and 890,141 shares held at September 30, 2022 and September 30, 2021, respectively	(29,853)	(29,853)
Retained earnings	243,651	246,163
Total Alico stockholders' equity	242,203	244,715
Noncontrolling interest	5,402	5,402
Total stockholders' equity	247,605	250,117
Total liabilities and stockholders' equity	$433,217	$433,217

Note 3. Summary of Significant Accounting Policies

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2022, and September 30, 2021, the Company had total receivables relating to sales of citrus of approximately $171,000 and $3,161,000, respectively, recorded in Accounts Receivable, net, in the Consolidated Balance Sheets.

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

In June 2022, the Company was notified by a group of third-party grove owners, who are affiliated with each other, for which the Company was managing groves that such third-party grove owners were terminating the property management agreement dated as of July 16, 2020 with the Company as such third-party grove owners decided to exit the citrus business. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services have ceased as of June 10, 2022.

The Company recorded approximately $10,598,000 and $15,752,000 of operating revenue relating to these grove management services, including the management fee, during the fiscal years ended September 30, 2022 and 2021, respectively. The Company recorded approximately $9,711,000 and $14,342,000 of operating expenses relating to these grove management services during the fiscal years ended September 30, 2022 and 2021, respectively.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the fiscal years ended September 30, 2022, 2021 and 2020 are as follows:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Alico Citrus
Early and Mid-Season	$28,287	$31,525	$31,303
Valencias	47,529	55,918	50,060
Fresh fruit	1,256	608	2,321
Grove management services	11,928	16,983	4,599
Other	681	762	1,086
Total	$89,681	$105,796	$89,369

Land Management and Other Operations
Land and other leasing	$1,655	$2,404	$2,683
Other	611	364	455
Total	$2,266	$2,768	$3,138
Total Revenues	$91,947	$108,564	$92,507

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the fiscal year, and as of September 30, 2022, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

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

The following table presents accounts receivable, net, as of September 30, 2022 and 2021:

(in thousands)	September 30,
	2022	2021
Accounts receivable	$338	$6,118
Allowance for doubtful accounts	(14)	(13)
Accounts receivable, net	$324	$6,105

Concentrations

Accounts receivable from the Company’s major customer as of September 30, 2022 and 2021 and revenue from such customer for the fiscal years ended September 30, 2022, 2021 and 2020, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2022	2021	2022	2021	2020	2022	2021	2020
Tropicana	$—	$3,066	$73,791	$84,136	$80,388	79.7%	77.5%	86.9%

The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.

The overall increase in Tropicana revenue as a percentage of sales was primarily due to lower caretaking revenue due to the termination in June 2022 of the agreement entered into in July 2020 with a group of third-party grove owners, who were affiliated with each other, to provide citrus grove caretaking and harvest and haul management services for approximately 7,000 acres owned by such third parties. Under the terms of this agreement, the Company was reimbursed by the third parties for all its costs incurred related to providing these services and received a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses as and when the Company provides these citrus grove caretaking management services. For the fiscal year ended September 30, 2022, under this agreement, the Company recorded approximately $10,598,000 of operating revenue relating to these grove management services, including the management fee. Excluding these revenues for these citrus grove caretaking and harvest and haul management services, revenue from Tropicana represents approximately 90.1% of total revenues for the fiscal year ended September 30, 2022.

Real Estate

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets” (ASC 610-20): This standard clarified the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets and clarified the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. The standard provided guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The Company recognizes a gain on the sale of real estate as outlined by ASC 610-20.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. For the fiscal years ended September 30, 2022 and September 30, 2021, the Company did not record impairments of its long-lived assets. For the fiscal year ended September 30, 2020, the Company recorded impairments of its long-lived assets (see Note 5. “Property and Equipment, Net”). As of September 30, 2022 and 2021, long-lived assets were comprised of property and equipment.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually, on the same date, or more frequently, should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof.

The carrying value of goodwill is tested for impairment annually as of September 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2022 and 2021, no impairment was required.

Other Non-Current Assets

Other non-current assets primarily include intangible assets relating to mineral rights, water permits, right-of-use assets relating to lease obligations, investments owned in agricultural cooperatives, cash surrender value on life insurance, and deposits on the purchase of citrus trees. Investments in stock related to agricultural cooperatives are carried at cost.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. For the fiscal year ended September 30, 2022, the Company recorded a valuation allowance of $4,300,000, and for the fiscal years ended September 30, 2021 and 2020, the Company did not record any valuation allowances. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Weighted Average Common Shares Outstanding – Basic	7,560	7,516	7,484
Effect of dilutive securities – stock options and unrestricted stock	8	3	12
Weighted Average Common Shares Outstanding – Diluted	7,568	7,519	7,496

For the fiscal years ended September 30, 2022, 2021 and 2020, respectively, the Company issued 0, 0, and 118,000 stock options to certain executives and managers of the Company. Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the equity award at the grant date and is typically expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury.

Total stock-based compensation expense for the three years ended September 30, 2022, 2021 and 2020 in general and administrative expense was as follows:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Stock-based compensation expense:
Executives	$330	$349	$497
Management and other employees	267	37	76
Forfeitures	(23)	—	—
Board of Directors	661	844	733
Total stock-based compensation expense	$1,235	$1,230	$1,306

Note 4. Inventories

Inventories consist of the following at September 30, 2022 and 2021:

(in thousands)	September 30,
	2022	2021
Unharvested fruit crop on the trees	$26,717	$42,117
Other	965	1,260
Total inventories	$27,682	$43,377

The Company records its inventory at the lower of cost or net realizable value.

In September 2022, the State of Florida’s citrus business, including the Company’s unharvested citrus crop, was significantly impacted by Hurricane Ian. The impact of Hurricane Ian resulted in the premature drop of unharvested fruit. Accordingly, for the fiscal years ended September 30, 2022, the Company recorded approximately $6,676,000 for adjustments to reduce inventory to net realizable value, as a result of the impact of Hurricane Ian, which impacted the Company’s unharvested citrus crop for the fiscal year ended September 30, 2022. We anticipate future fruit production to be impacted in the 2022-2023 harvest season and, potentially, the 2023-2024 harvest season. The Company undertook a process to estimate the amount of inventory casualty loss as of the date of Hurricane Ian. Such process included a number of factors including touring all of the citrus groves by operational personnel to assess the estimated fruit drop by grove and the impact of damage to the citrus trees, and an estimate of fruit the Company expects to produce for the 2022-2023 harvest season after Hurricane Ian. As a result, the Company recorded a casualty loss to reduce the carrying value of unharvested fruit crop on trees inventory by approximately $14,900,000. While the Company believes the recorded loss to be its best estimate at this time, additional impairment could result based on the actual results of the 2022-2023 harvest season. The Company maintains crop insurance and is working closely with its insurers and adjusters to evaluate and determine the amount of insurance recoveries, if any, to which the Company may be entitled. The amount of insurance recoveries, if any, will be recorded in the period in which such recoveries are both probable and reasonably able to be estimated.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2022, September 30, 2021 and 2020, the Company received approximately $1,123,000, $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The Company anticipates receiving the remaining portion during fiscal year 2023. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

Note 5. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2022 and September 30, 2021:

(in thousands)	Carrying Value
	Fiscal Year Ended September 30,
	2022	2021
Ranch	$205	$160
Total Assets Held for Sale	$205	$160

On May 31, 2022, the Company sold approximately 400 acres of Alico Ranch to a third party for approximately $1,900,000 and recognized a gain of $1,700,000.

During April 2022, the Company sold approximately 788 acres from the Alico Ranch to third parties for approximately $4,100,000 and recognized a gain of approximately $3,900,000. One of these sales transactions, consisting of approximately 142 acres, was sold to an employee of the Company for approximately $651,000.

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

During November 2021, the Company sold approximately 302 acres from the Alico Ranch to various third parties for approximately $1,458,000 and recognized a gain of approximately $1,400,000.

On June 3, 2021, the Company sold approximately 11,700 acres of the Alico Ranch, which were encumbered by an easement, to a third-party for approximately $12,219,000. The Company recognized a gain of approximately $11,351,000. In 2013, these acres were enrolled in the Wetlands Reserve Program (“WRP”), which called for the restoration and maintenance of the property for the duration of the WRP easement. As part of that enrollment in 2013, Alico received approximately $1,800 per acre.

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

The Company recorded no impairment loss during the fiscal year ended September 30, 2022 and 2021.

The Company has used a portion of the proceeds from these various asset sales to pay down debt (see Note 6. “Long-Term Debt and Lines of Credit”), purchase citrus groves and fund the increased dividend and plans to use the remaining cash proceeds from the sale of these assets to purchase other citrus groves, pay down other debt and to fund future working capital requirements and for other corporate purposes.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2022 and September 30, 2021:

(in thousands)	September 30,
	2022	2021
Citrus trees	$329,582	$320,245
Equipment and other facilities	58,021	57,584
Buildings and improvements	7,374	8,494
Total depreciable properties	394,977	386,323
Less: accumulated depreciation and depletion	(135,990)	(127,046)
Net depreciable properties	258,987	259,277
Land and land improvements	113,492	113,954
Property and equipment, net	$372,479	$373,231

For the fiscal year ended September 30, 2022, the Company recorded a casualty loss of approximately $1,400,000 with respect to one of its groves, which grove sustained tree loss of approximately $1,300,000, and damage to one of its buildings of approximately $100,000, as a direct result of Hurricane Ian.

For the fiscal years ended September 30, 2022, and 2021, the Company did not record any property and equipment impairments and, for the fiscal year ended September 30, 2020, recorded approximately $598,000 of impairments on property and equipment. This impairment resulted from the sale of a portion of the Alico Ranch to the State of Florida comprising approximately 10,700 acres on the western part of the ranch (see

Note 4. Assets Held For Sale) and because the sale of those acres affected the proposed dispersed water management project, the Company decided to suspend all permit approval activities for its dispersed water management project and the Company wrote-down the assets relating to this project during the fourth quarter of the fiscal year ended September 30, 2020. This impairment related to the Company’s Land Management and Other Operations segment and was recorded in Operating Expenses in the Consolidated Statement of Operations.

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

Note 7. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at September 30, 2022 and September 30, 2021:

	September 30, 2022		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$435	$70,000	$524
Met Variable-Rate Term Loans	19,906	113	38,094	241
Met Citree Term Loan	4,013	27	4,263	31
Pru Loans A & B	12,777	173	13,937	190
	106,696	748	126,294	986
Less current portion	3,035	—	4,285	—
Long-term debt	$103,661	$748	$122,009	$986

The following table summarizes amounts outstanding under lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2022 and September 30, 2021:

	September 30, 2022		September 30, 2021
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$110	$—	$126
WCLC	4,928	—	—	—
Lines of Credit	$4,928	$110	$—	$126

Future maturities of long-term debt and lines of credit as of September 30, 2022 are as follows:

(in thousands)	September 30, 2022
Due within one year	$3,035
Due between one and two years	3,035
Due between two and three years	7,963
Due between three and four years	3,035
Due between four and five years	3,035
Due beyond five years	91,521
Total future maturities	$111,624

Interest costs expensed and capitalized were as follows:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Interest expense	$3,324	$3,987	$5,981
Interest capitalized	1,493	1,431	1,228
Total	$4,817	$5,418	$7,209

Debt

The Company’s credit facilities consist of fixed interest rate term loans originally in the amount of $125,000,000 (“Met Fixed-Rate Term Loans”), variable interest rate term loans originally in the amount of, $57,500,000 (“Met Variable-Rate Term Loans”), a $25,000,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

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

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $718,750 and historically bear an interest rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). For the fiscal year ended September 30, 2022, the LIBOR rate was effective from October 1, 2021 through July 31, 2022.The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and was subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019, or at May 1, 2021. Effective August 1, 2022, the interest rate was renegotiated to the One Month Term Secured Overnight Financing Rate (SOFR) plus 175 basis points (the SOFR spread”). The SOFR spread is subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 4.27% per annum (representing the rate based on SOFR) and 1.78% per annum (representing the rate based on LIBOR), as of September 30, 2022 and September 30, 2021, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

With respect to the RLOC, for the fiscal year ended September 30, 2022, the LIBOR-based rate was effective from October 1, 2021 through July 31, 2022 and bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. Effective August 1, 2022, the LIBOR-based rate was renegotiated to SOFR plus 175 basis points. The SOFR spread is subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity. The LIBOR spread was adjusted by Met on May 1, 2017 and was subject to further adjustment every two years thereafter. No adjustment was made on May 1, 2019 or on May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 4.27% per annum and 1.78% per annum as of September 30, 2022 and September 30, 2021, respectively. Availability under the RLOC was $25,000,000 as of September 30, 2022 and September 30, 2021, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC was based on the one-month LIBOR, plus a spread, which is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The rate at September 30, 2022 was LIBOR plus 175 basis points. The variable interest rate was 4.31% per annum and 1.83% per annum as of September 30, 2022 and September 30, 2021, respectively. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf, of which $310,000 was issued as of September 30, 2022. Availability under the WCLC was approximately $64,762,000 and $69,664,000 as of September 30, 2022 and September 30, 2021, respectively.

The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on Alico’s debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points. Commitment fees to date have been charged at 20 basis points.

There was approximately $4,928,000 outstanding on the WCLC on September 30, 2022 no amount outstanding at September 30, 2021.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to the refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred for the fiscal year ended September 30, 2020 in connection with letters of credit. All costs are included in deferred financing costs and being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $658,000 and approximately $891,000 at September 30, 2022 and September 30, 2021, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00, (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $173,216,000 applicable for the year ended September 30, 2022, (iii) minimum current ratio of 1.50 to 1.00, (iv) debt to total assets ratio not greater than .625 to 1.00, and, (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of September 30, 2022, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. On September 30, 2022 and 2021, there was an outstanding balance of $4,013,000 and $4,263,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $27,000 and $31,000 on September 30, 2022 and 2021, respectively.

Transition from LIBOR

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intended to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the Financial Conduct Authority of the United Kingdom, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two-month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate (SOFR). On March 15, 2022, President Biden signed the Consolidated Appropriations Act, 2022, which contains as part of its many provisions the Adjustable Interest Rate (LIBOR) Act providing for a transition from LIBOR to a SOFR based rate for certain legacy contracts which lack adequate fallback provisions. However, the LIBOR Act does not affect the Company because the Company has amended its LIBOR based loan documents to include benchmark replacement provisions (i.e., provisions based on SOFR).

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

Silver Nip Citrus entered into two additional fixed-rate term loans with Prudential to finance the acquisition of a 1,500 acre citrus grove on September 4, 2014. Each loan was in the original amount of $5,500,000 with principal of $55,000 per loan being payable quarterly, together with accrued interest. In November 2019, the Company prepaid Pru Loan F in full in the amount of $4,455,000. As a result of this prepayment, the Company’s required annual principal payments on its Pru Loans were reduced by $220,000 per annum. Pru Loan E, which matured September 1, 2021, was satisfied in full. After this payment, the two additional loans have been paid and the Company has no further obligation under either of these loans. The loans were collateralized by approximately 1,500 gross acres of citrus groves in Charlotte County, Florida.

The remaining Silver Nip Citrus fixed-rate term loans are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2022.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $173,000 and $190,000 at September 30, 2022 and 2021, respectively.
Note 8. Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2022 and September 30, 2021:

(in thousands)	September 30,
	2022	2021
Ad valorem taxes	$2,024	$2,018
Accrued interest	764	888
Accrued employee wages and benefits	1,713	2,105
Accrued dividends	3,793	3,763
Accrued insurance	345	618
Professional fees	303	348
Other accrued liabilities	120	132
Total accrued liabilities	$9,062	$9,872

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

As of September 30, 2022 and 2021, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.

Management Security Plan

During August 2020, the Company paid out a lump sum of approximately $5,175,000 to all beneficiaries in the Management Security Plan, following the equivalent annuity approach. The Company used a third-party service provider to assist in the evaluation of investments in this plan. For prior year investment valuations, the Company used current market interest rates, quality estimates by rating agencies and valuation estimates by active market participants in order to determine values. As of September 30, 2022, due to the lump sum payment made in August 2020, the deferred retirements benefit was zero.

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

Stock Compensation – Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $661,000, $844,000 and $733,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Restricted Stock

On September 6, 2022, the Company awarded 747 restricted shares of the Company’s common stock to the newly appointed Chief Financial Officer of the Company under the 2015 Plan at a fair value of $33.50 per common share, with all shares scheduled to vest on January 1, 2024.

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

On January 26, 2022, the Company awarded 7,256 restricted shares of the Company’s common stock to employees, with more than one year of service, under the 2015 plan at a weighted average fair value of $35.50 per common share, vesting on January 1, 2023. During the third quarter of fiscal year 2022, several employees were dismissed in connection with the wind down of a certain Property Management Agreement dated as of July 16, 2020, with third-party grove owners (the “Property Management Agreement”) As part of the wind down, 1,144 shares of the 7,256 restricted shares referenced above vested upon the dates such employees were terminated, which resulted in the recognition of the remaining unrecognized stock expense in the Consolidated Statement of Operations as of September 30, 2022.

On November 5, 2021, the Company awarded 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $37.13 per common share, vesting on January 1, 2023. On May 31, 2022, due to the resignation of an executive officer, 674 shares of the 2,224 restricted shares referenced above were forfeited and the stock compensation expense already recognized was reversed in the Consolidated Statement of Operations as of September 30, 2022.

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

The following table represents a summary of the status of the Company’s non-vested shares:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested Shares at September 30, 2019	5,666	$44.26
Vested during fiscal year 2020	(5,666)	44.26
Nonvested Shares at September 30, 2020	—	—
Granted during fiscal year 2021	5,885	31.20
Nonvested Shares at September 30, 2021	5,885	31.20
Granted during fiscal year 2022	30,227	37.82
Vested during fiscal year 2022	(6,740)	31.75
Forfeited during fiscal year 2022	(826)	36.86
Nonvested Shares at September 30, 2022	28,546	$37.82

Stock compensation expense related to the Restricted Stock totaled approximately $459,000, $144,000 and $69,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. There was approximately $692,000 and $40,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at September 30, 2022 and September 30, 2021, respectively.

For the fiscal year ended September 30, 2022, 6,740 shares vested and 826 shares were forfeited.

For the fiscal year ended September 30, 2021, no shares vested.

For the fiscal year ended September 30, 2020, 5,666 shares with a grant date fair value of approximately $251,000 became fully vested.

Stock Option Grant

Stock option grants of 118,000 options to certain Officers and Managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles had not been achieved by December 31, 2022, then any unvested options will be forfeited. The 2020 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the fiscal year ended September 30, 2022, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants vested at September 30, 2022.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants will vest as follows: (i) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles had not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2019 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $40.00 per share for twenty consecutive days; accordingly, none of the 2019 Option Grants are vested at September 30, 2022.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles had not been achieved by December 31, 2021, then any unvested options will be forfeited. The 2018 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. During the fiscal year ended September 30, 2022, the stock did not trade above $40.00 per share for a consecutive twenty days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional stock options of Mr. Kiernan’s 2018 Option Grants vested at September 30, 2022. As set forth below, more than a majority of the 2018 Option Grants issued to Mr. Trafelet were forfeited, vesting conditions of the remainder were modified, all pursuant to the Alico Settlement Agreement, and as noted below, such Option Grants issued to Mr. Trafelet have subsequently all been forfeited.

A stock option grant of 300,000 options in the case of Mr. Trafelet and 225,000 options in the case of each of Mr. Henry Slack and Mr. George Brokaw (collectively, the “2016 Option Grants”) were granted on December 31, 2016. The option price was set at $27.15, the closing price on December 31, 2016. The 2016 Option Grants will vest as follows: (i) 25% of the options will vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $60.00; (ii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $75.00; (iii) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $90.00; and (iv) 25% of the options will vest if such price during a consecutive 20-trading day period exceeds $105.00. If the applicable stock price hurdles have not been achieved by (A) the second anniversary of the Executive’s termination of employment, if the Executive’s employment is terminated due to death or disability, (B) the date that is 18 months following the Executive’s termination of employment, if the Executive’s employment is terminated by the Company without cause, by the Executive with good reason, or due to the Executive’s retirement, or (C) the date of the termination of the Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles have not been achieved by the fifth anniversary of the grant date (or the fourth anniversary of the grant date, in the case of the tranche described in clause (i) above), then any unvested options will be forfeited. The 2016 Option Grants will also become vested to the extent that the applicable stock price hurdles are satisfied in connection with a change in control of the Company. Since the date of grant the stock did not trade above $60.00 per share for twenty consecutive days; accordingly, none of the 2016 Option Grants are vested at September 30, 2022. All the 2016 Option Grants issued to Mr. Trafelet were forfeited pursuant to the Alico Settlement Agreement, as defined below.

Pursuant to an Alico Settlement Agreement dated February 11, 2019 (described in Note 15. “Related Party Transactions”), which was unanimously approved by the Board of Directors, Mr. Trafelet agreed to voluntarily resign from his roles as President and Chief Executive Officer and a director of the Company. Under the Settlement Agreement, Mr. Trafelet forfeited (i) all of the 2016 Option Grants granted to him and (ii) all of the 2018 Option Grants granted to him in September 2018, other than 26,250 stock options that were to vest if the minimum price of Alico’s common stock over 20 consecutive trading days exceeded $35.00 per share and 26,250 stock options that were to vest if the minimum price of Alico’s common stock over 20 consecutive trading days exceeded $40.00 per share (“2019 Modified Option Grant”), in each case, by the first anniversary of the date of the Alico Settlement Agreement (collectively, the “Retained Options”). Any Retained Options that vest in accordance with their terms were to expire on the date that is six months following the date on which the Retained Option vests, and any Retained Options that do not vest by the first anniversary of the Alico Settlement Agreement were to be forfeited as of such first anniversary. Although, by the first anniversary of the Alico Settlement Agreement, the Company’s common stock traded above $35.00 per share for a consecutive twenty days and thus 26,250 stock options from the 2019 Modified Options Grant vested, such Retained Options were not exercised within six months following the date on which such Retained Options vested, and accordingly they were forfeited. Additionally, since the stock did not trade above $40.00 per share for a consecutive twenty days by the first anniversary of the date of the Alico Settlement Agreement, the other 26,250 stock options from the 2019 Modified Option Grants never vested and were forfeited.

Forfeitures of all stock options were recognized as incurred.

The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance – September 30, 2020	293,000	$32.09	1.79	—
Forfeitures/expired during fiscal year 2021	(75,000)	27.15	—	—
Balance – September 30, 2021	218,000	33.78	0.79	—
Exercised during fiscal year 2022	(14,000)	33.80
Forfeitures/expired during fiscal year 2022	(77,500)	33.80	—	—
Balance – September 30, 2022	126,500	$33.78	0.25	—

Stock compensation expense related to the options totaled approximately $115,000, $242,000 and $504,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

At September 30, 2022 and September 30, 2021, there was approximately $18,000 and $134,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants. The total unrecognized compensation cost as of September 30, 2022 is expected to be recognized over a weighted-average period of 0.25 years.

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

As of September 30, 2022, there remained 1,092,000 common shares available for issuance under the 2015 Plan.

Note 11. Treasury Stock

The following table illustrates the Company’s treasury stock purchases for the fiscal years ended September 30, 2022, 2021 and 2020:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plan or Program	Total Dollar Value of Shares Purchased
Fiscal Year Ended September 30,:
2022	—	$—	—	$—
2021	—	$—	—	$—
2020	7,000	$33.95	1,481,640	$238

The following table outlines the Company’s treasury stock transactions during the past three fiscal years:

(in thousands, except share amounts)	Shares	Cost
Balance at September 30, 2019	939,632	$31,943
Purchased	7,000	238
Issued to Employees and Directors	(23,011)	(1,402)
Balance at September 30, 2020	923,621	30,779
Purchased	—	—
Issued to Employees and Directors	(33,480)	(926)
Balance at September 30, 2021	890,141	29,853
Purchased	—	—
Issued to Employees and Directors	(60,991)	(1,905)
Balance at September 30, 2022	829,150	$27,948

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

The income tax provision for the years ended September 30, 2022, 2021 and 2020 consists of the following:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Current:
Federal income tax	$3,884	$7,347	$131
State income tax	1,061	1,971	(71)
Total current	4,945	9,318	60

Deferred:
Federal income tax	(5,943)	2,144	6,151
State income tax	(2,242)	105	1,452
Valuation allowance	4,309	—	—
Total deferred	(3,876)	2,249	7,603
Income tax provision	$1,069	$11,567	$7,663

Income tax provision attributable to income before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for each of the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively, as a result of the following:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Income tax at the statutory federal rate	$2,560	$9,741	$6,568
Increase (decrease) resulting from:
State income taxes, net of federal benefit	120	1,645	1,217
Permanent and other reconciling items, net	44	41	170
State rate change	—	—	(156)
Land Donation – Bargain Sale	(6,279)	—	—
Valuation allowance	4,309	—	—
Other	315	140	(136)
Income tax provision	$1,069	$11,567	$7,663

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2022, and 2021 are presented below:

(in thousands)	September 30,
		2021
	2022	Restated
Deferred tax assets:
Goodwill	$12,623	$14,463
Inventories	5,577	744
Stock compensation	198	212
Intangibles	399	454
Charitable contribution carryforward	5,776	146
Other	108	—
Total deferred tax assets	24,681	16,019

Deferred tax liabilities:
Property and equipment	55,007	54,330
Investment in Citree	740	968
Prepaid insurance	214	186
Total deferred tax liabilities	55,961	55,484
Valuation allowance	4,309	—
Net deferred income tax liabilities	$(35,589)	$(39,465)

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

Information by operating segment is as follows:

(in thousands)	Fiscal Year Ended September 30,
	2022	2021	2020
Revenues:
Alico Citrus	$89,681	$105,796	$89,369
Land Management and Other Operations	2,266	2,768	3,138
Total revenues	91,947	108,564	92,507

Operating expenses:
Alico Citrus	106,192	83,893	72,281
Land Management and Other Operations	520	778	2,307
Total operating expenses	106,712	84,671	74,588

Gross profit:
Alico Citrus	(16,511)	21,903	17,088
Land Management and Other Operations	1,746	1,990	831
Total gross profit	(14,765)	23,893	17,919

Capital expenditures:
Alico Citrus	20,867	41,785	21,705
Total capital expenditures	20,867	41,785	21,705

Depreciation, depletion and amortization:
Alico Citrus	14,697	14,523	13,584
Land Management and Other Operations	98	147	185
Other Depreciation, Depletion and Amortization	434	452	513
Total depreciation, depletion and amortization	$15,229	$15,122	$14,282

(in thousands)	September 30,
	2022	2021
Assets:
Alico Citrus	$396,266	$418,633
Land Management and Other Operations	11,326	13,230
Other Corporate Assets	1,663	1,354
Total Assets	$409,255	$433,217

Note 14. Leases

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

Any lease arrangements with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets, and it recognizes lease cost for these lease arrangements on a straight-line basis over the applicable lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. When the options are reasonably certain to be exercised the Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right-of-use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.

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

Our operating leases are reported in our Consolidated Balance Sheets as follows:

(in thousands)

		September 30,	September 30,
Operating lease components	Classification	2022	2021
Right-of-use assets – non-current	Other non-current assets	$755	$288
Current lease liabilities	Other current liabilities	$415	$323
Non-current lease liabilities	Other liabilities	$386	$42

Our operating leases cost components are reported in our Consolidated Statements of Operations as follows:

(in thousands)
		September 30,	September 30,
Operating lease components	Classification	2022	2021
Grove management services revenue	Operating revenue	$116	$306
Grove management services cost-of-sales	Operating expenses	$116	$306
Operating lease costs	General and administrative expenses	$85	$198

Future maturities of our operating lease obligations as of September 30, 2022 by fiscal year are as follows:

(in thousands)
2023	$446
2024	164
2025	97
2026	100
2027	15
Total noncancelable future lease obligations	$822
Less: Interest	(21)
Present value of lease obligations	$801

September 30, 2022
Weighted-average remaining lease term	1.94 years
Weighted-average discount rate	1.81%

Cash flow information related to leases consists of the following:

(in thousands)
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$302	$519

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Note 15. Employee Benefits Plans

Management Security Plan

The management security plan (“MSP”) was a nonqualified, noncontributory defined supplemental deferred retirement benefit plan for a select group of management personnel. The MSP was set up to provide a fixed supplemental retirement benefit for 180 months. The MSP was frozen as of September 30, 2017. As a result, no new participants were being added to the MSP and no further benefits were accumulating. The MSP was fully settled in fiscal year 2020.

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

Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contributions to the plan were approximately $398,000, $401,000 and $397,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

The Company also maintains a Profit Sharing Plan (“Plan”) that is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company did not contribute to the Plan for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Note 16. Related Party Transactions

Remy W. Trafelet

As described above, on February 11, 2019 and as contemplated by the Alico Settlement Agreement, Mr. Trafelet submitted to the Board his resignation as President and Chief Executive Officer of the Company and a member of the Board, effective upon the execution of the Alico Settlement Agreement. Also, on February 11, 2019, as contemplated by the Settlement Agreement, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Trafelet and 3584 Inc., an entity controlled by Mr. Trafelet (the “Consultant”). Pursuant to the Consulting Agreement, Mr. Trafelet made himself available to provide consulting services to the Company through the Consultant for up to 24 months. In exchange for the consulting services, the Consultant received an annual consulting fee of $400,000. The Company recorded an expense of $800,000, representing the full amount due under the agreement, in fiscal year 2019 upon the execution of the agreement. As of September 30, 2021, the Company had paid $800,000 in consulting fees and no further payments are due under this Consulting Agreement.

Capital Contribution

On September 6, 2022, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of approximately $600,000 as a result of trees producing limited revenue because they are still in early-stage development, a freeze event occurred in January 2022 which negatively impacted both the box production and pounds solids, and the increased cost of fertilizer, other chemicals and fuel. The Company’s portion of the Contribution was approximately $306,000 and was funded on September 22, 2022. The remaining portion of the Contribution of $294,000 was funded by the noncontrolling parties.

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

Departure and Appointment of Chief Financial Officer

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and was not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo has agreed to provide consulting services to the Company through December 31, 2022.

On September 6, 2022, the Company announced the appointment of Perry G. Del Vecchio, age 55, as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company, effective as of September 6, 2022. Mr. Del Vecchio is responsible for all corporate finance, treasury and accounting functions of the Company and reports directly to John Kiernan, the Company’s President and Chief Executive Officer.

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

Lease Agreement

On January 1, 2022, Mr. Kiernan, the Company’s President and CEO, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement, with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company leased approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, and with a yearly rent of $1,860. Additionally, under the terms of the Kiernan Lease Agreement, the Company granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022, through January 1, 2023, and at a price of $480,000 ($5,161 per acre), which price was based on an independent appraisal obtained by the Company. On January 5, 2022, Mr. Kiernan exercised his option to purchase the land. Pursuant to exercise of the option, the Company sold approximately 85 acres to Mr. Kiernan on October 20, 2022 for approximately $438,900 ($5,161 per acre).

Note 17. Commitments and Contingencies

Operating Leases

The Company has obligations under various non-cancelable long-term operating leases primarily for office space and equipment. In addition, the Company has various obligations under other equipment leases of less than one year.

Total rent expense was approximately $271,000, $304,000 and $308,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

The future minimum annual rental payments under non-cancelable operating leases are as follows:

(in thousands)
2023	$446
2024	164
2025	97
2026	100
2027	15
Total	$822

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2022, the Company had approximately $5,891,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $310,000 and $336,000 at September 30, 2022 and September 30, 2021, respectively, to secure its various contractual obligations.

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

Note 18. Selected Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2022, and 2021 are computed independently each quarter, therefore, the sum of the quarter amounts may not equal the total amount for the respective year due to rounding as follows:

(in thousands, except per share amounts)	Fiscal Quarter Ended
	December 31,		March 31,		June 30,		September 30,
	2021	2020	2022	2021	2022	2021	2022	2021
Total operating revenues	$15,337	$13,732	$49,641	$55,944	$25,938	$34,888	$1,031	$4,000
Total operating expenses	13,526	8,335	45,642	45,718	24,627	26,378	22,917	4,240
Gross profit (loss)	1,811	5,397	3,999	10,226	1,311	8,510	(21,886)	(240)
General and administrative expenses	2,584	2,528	2,538	2,653	2,557	1,911	2,400	2,361
Other income (expense), net	7,553	2,185	25,735	(1,104)	4,910	29,387	(399)	1,479
Income (loss) before income taxes	6,780	5,054	27,196	6,469	3,664	35,986	(24,685)	(1,122)
Income tax (benefit) expense	(3,300)	1,250	6,579	1,579	1,002	8,853	(3,212)	(115)
Net income (loss)	10,080	3,804	20,617	4,890	2,662	27,133	(21,473)	(1,007)
Net loss (income) attributable to noncontrolling interests	51	41	85	(23)	44	(14)	393	35
Net income (loss) attributable to Alico Inc. common stockholders	$10,131	$3,845	$20,702	$4,867	$2,706	$27,119	$(21,080)	$(972)
Earnings (loss) per share:
Basic	$1.34	$0.51	$2.74	$0.65	$0.36	$3.61	$(2.78)	$(0.13)
Diluted	$1.34	$0.51	$2.74	$0.65	$0.36	$3.61	$(2.78)	$(0.13)

Operating revenues and operating expenses for the fiscal quarter ended September 30, 2021 include approximately $3,083,000 and approximately $3,015,000, respectively, relating to the grove management services being provided to a group of third-party grove owners. The operating revenues and operating expenses for the fiscal quarter ended December 31, 2021 include approximately $3,128,000 and approximately $2,902,000 respectively, relating to the grove management services being provided to a group of third-party grove owners. Other income for the fiscal quarter ended December 31, 2021 includes a gain on sale of assets of approximately $8,445,000 (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” for further information). Operating revenues and operating expenses for the fiscal quarter ended March 31, 2022 include approximately $4,057,000 and approximately $3,795,000, respectively, relating to the grove management services being provided to a third-party. Other income for the fiscal quarter ended March 31, 2022 includes a gain on sale of assets of approximately $26,554,000 (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” for further information. The operating revenues and operating expenses for the fiscal quarter ended June 30, 2022 include approximately $3,367,000 and approximately $2,966,000, respectively, relating to the grove management services being provided to a group of third-party grove owners. Other income for the fiscal quarter ended June 30, 2022 includes a gain on sale of assets of approximately $5,616,000 (see Note 4. “Assets Held for Sale” and Note 5. “Property and Equipment, Net” for further information). During the fourth quarter ended September 30, 2022, the Company recorded an inventory casualty loss adjustment of approximately $14,900,000 and an inventory impairment adjustment of approximately $6,676,000 to adjust the inventory to its estimated net realizable value as of September 30, 2022. The operating revenues and operating expenses for the fiscal quarter ended September 30, 2022 do not include any caretaking revenue or expenses, as the group of third-party grove owners terminated the grove management agreement in June 2022.
Note 19. Subsequent Events

On December 12, 2022, the Board of Directors of Alico, Inc. declared a first quarter of fiscal year 2023 cash dividend of $0.05 per share on its outstanding common stock to be paid to shareholders of record as of December 30, 2022, with payment expected on January 13, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness management identified in our internal control over financial reporting described below.

(b) Changes in Internal Control over Financial Reporting.

During the fourth fiscal quarter ended September 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to the material weakness in the Company’s internal control over financial reporting identified below. Management reviewed the results of this assessment with our Audit Committee.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in internal control over financial reporting as of September 30, 2022 arising from the following control deficiencies:

•
The Company identified a deficiency as it related to controls around the completeness and accuracy of the information used in the preparation of its income tax provision.
•
The Company did not design effective controls surrounding the evaluation of misstatements and the impact to the financial statements for all periods presented.

Management has concluded that these deficiencies together constitute a material weakness that resulted in misstatements of our previously reported consolidated audited and unaudited balance sheets, statements of changes in equity and related disclosures and resulted in the restatements described under “Explanatory Note” and “Restatement of Previously Issued Consolidated Financial Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2022, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Remediation Plan

Management, with oversight by our Audit Committee, has begun implementing remediation steps to address the material weakness described above and to improve our internal control over financial reporting. We have begun implementing additional internal controls related to the completeness and accuracy of the information used in the preparation of our income tax provisions and the evaluation of the impact of errors in our financial statements. While we believe that these actions will remediate the identified material weakness, we have not completed all the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the control deficiencies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2023 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and nominees and other information as required by this Item 10 are hereby incorporated by reference from our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics is posted on our website http://www.alicoinc.com (at the Investor homepage under "Corporate Governance") and we intend to disclose on our website any amendments to, or waivers from, such code.

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

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan as of September 30, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	218,000	$33.78	1,092,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	218,000	$33.78	1,092,000

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

On December 31, 2021, one senior executive forfeited 77,500 stock options, which were originally issued under the 2015 Plan, and no replacement options were granted.

On January 26, 2022, the Company awarded 7,256 restricted shares of the Company’s common stock to certain non-executive employees, with more than one year of service, under the 2015 Plan at a weighted average fair value of $35.50 per common share, vesting on January 1, 2023.

During the third quarter of fiscal year 2022, several employees were dismissed in connection with the wind down of a certain property management agreement dated as of July 16, 2020, with third-party grove owners. As part of the wind down, 1,144 shares of the 7,256 restricted shares referenced above vested upon the dates such employees were terminated.

On April 1, 2022 and May 18, 2022 the Company awarded 5,000 restricted shares and 12,500 restricted shares, respectively, of the Company’s common stock under the 2015 Plan to one senior executive. The weighted average fair value was $37.98 for the April 1, 2022 award and $40.17 for the May 18, 2022 award, with one half of each award scheduled to vest on January 1, 2025, and the remaining shares of each award are scheduled to vest on January 1, 2026.

On September 6, 2022 the Company awarded 747 restricted shares of the Company’s common stock to one senior executive under the 2015 Plan at a fair value of $33.50 per common share, with all shares scheduled to vest on January 1, 2024.

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

3.3	Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.4	Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)
3.5	Second Amended By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico’s filing on Form 8-K dated January 15, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of Alico’s filing on Form 10-K dated December 7, 2021)
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

10.8	Index Rate Change Letter Agreement, dated October 3, 2022, by and among Metropolitan Life Insurance Company, Alico, Inc., Alico Land Development, Inc., and Alico Fruit Company, LLC
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
10.29

Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.34 of Alico's filing on Form 10-K dated December 6, 2016)

10.30

Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.39 of Alico's filing on Form 10-K dated December 11, 2017)

10.31

Third Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.40 of Alico’s filing on Form 10-K dated December 6, 2018)

10.32

Fourth Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 25, 2020

10.33

Fifth Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 27, 2022

10.34*	Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated April 5, 2022)
10.35*

Annual Performance and Long-Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 8-K dated April 5, 2022)

10.36*	Employment Agreement dated December 2, 2019 between Alico, Inc. and Richard Rallo (incorporated by reference to Exhibit 10.37 of Alico’s filing on Form 10-K dated December 5, 2019)
10.37

Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) (incorporated by reference to Exhibit 10.35 of Alico's filing on Form 10-K dated December 6, 2016)

10.38

Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016 (incorporated by reference to Exhibit 10.33 of Alico's filing on Form 10-K dated December 6, 2016)

10.39

Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017 (incorporated by reference to Exhibit 10.38 of Alico's filing on Form 10-K dated December 11, 2017)

10.40

Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017 (incorporated by reference to Exhibit 10.37 of Alico’s filing on Form 10-K dated December 6, 2018)

10.41

Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018 (incorporated by reference to Exhibit 10.38 of Alico’s filing on Form 10-K dated December 6, 2018)

10.42

Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018 (incorporated by reference to Exhibit 10.39 of Alico’s filing on Form 10-K dated December 6, 2018)

10.43

Eighth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 29, 2019 (incorporated by reference to Exhibit 10.44 of Alico’s filing on Form 10-K dated December 5, 2019)

10.44

Ninth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated June 26, 2020 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 10-Q dated August 6, 2020)

10.45

Tenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 25, 2020 (incorporated by reference to Exhibit 10.45 of Alico’s filing on Form 10-K dated December 7, 2021)

10.46

Eleventh Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated January 7, 2021 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 10-Q dated February 4, 2021)

10.47

Twelfth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated November 17, 2021 (incorporated by reference to Exhibit 10.47 of Alico’s filing on Form 10-K dated December 7, 2021)

10.48

Thirteenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated October 27, 2022

10.49

Settlement Agreement and Release, dated as of February 11, 2019, by and among Alico, Inc., George R. Brokaw, R. Greg Eisner, Benjamin D. Fishman, W. Andrew Krusen, Henry R. Slack, Remy W. Trafelet , 734 Agriculture, LLC, RCF 2014 Legacy LLC and Delta Offshore Master II, LTD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019.)

10.50

Registration Rights Agreement, dated as of February 11, 2019, by and between Alico, Inc. and Remy W. Trafelet (incorporated by reference from Exhibit C to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019)

10.51

Consulting Agreement, dated as of February 11, 2019, by and among Alico, Inc., 3584 Inc., and Remy W. Trafelet (incorporated by reference from Exhibit B to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2019)

10.52*	Alico, Inc. Stock Incentive Plan of 2015 (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 28, 2015)
10.53*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.52 to Form 10-K filed with the SEC on December 7, 2021)
10.54*	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.53 to Form 10-K filed with the SEC on December 7, 2021)
10.55*	Form of Restricted Stock Agreement incorporated by reference to Exhibit 10.54 to Form 10-K filed with the SEC on December 7, 2021)
10.56+	Alico, Inc. Orange Purchase Agreement R512 - May 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2019)
10.57+	Alico, Inc. Orange Purchase Agreement R514 - May 18, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 21, 2019)
10.58	Option Agreement for Sale and Purchase (incorporated by reference to Exhibit 10.4 of Alico’s filing on Form 10-Q dated August 6, 2020)
10.59	Option Agreement for Sale and Purchase (incorporated by reference to Alico's Current Report on Form 8-K filed with the SEC on April 15, 2021)
10.60	First Amendment to Option Agreement for Sale and Purchase (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 15, 2021)
10.61	Purchase Option Agreement dated August 13, 2021, between Alico, Inc., and 734 LMC Groves LLC (incorporated by reference to Exhibit 10.60 of Alico’s filing on Form 10-K dated December 7, 2021)
10.62

Option Agreement for Sale and Purchase dated September 21, 2021, between Alico, Inc., and the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida (incorporated by reference to Exhibit 10.61 of Alico’s filing on Form 10-K dated December 7, 2021)

10.63

Termination of Property Management Agreement effective as of June 10, 2022, by and between Alico, Inc., and Barron Collier Partnership LLLP, Silver Strand III Partnership, Oak Hammock Groves, Ltd., and Serenoa Investments, LLC

10.64

Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement between Alico, Inc., and Mr. Kiernan, dated January 1, 2022 (incorporated by reference to Exhibit 10.2 of Alico’s filing on Form 10-Q dated February 3, 2022)

10.65	Consulting Agreement by and between Alico, Inc., and Richard Rallo, effective June 1, 2022 (incorporated by reference to Exhibit 10.5 of Alico’s filing on Form 10-Q dated August 3, 2022)
10.66*	Employment Agreement by and between Alico, Inc., and Perry Del Vecchio, effective September 6, 2022 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated September 6, 2022)
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Select Balance Sheet Data (Restated) for the eight quarters in fiscal year 2022 and 2021
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, has been formatted in Inline XBRL

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

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish, supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 13, 2022	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

December 13, 2022	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan

December 13, 2022	Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Perry Del Vecchio
Perry Del Vecchio

December 13, 2022	Director: Executive Chairman	/s/ George R. Brokaw
George R. Brokaw

December 13, 2022	Director	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 13, 2022	Director	/s/ R. Greg Eisner
R. Greg Eisner

December 13, 2022	Director	/s/ Henry R. Slack
Henry R. Slack

December 13, 2022	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 13, 2022	Director	/s/ Toby K. Purse
Toby K. Purse

December 13, 2022	Director	/s/ Katherine English
Katherine English

December 13, 2022	Director	/s/ Adam Putnam
Adam Putnam