Form 10-Q
period 2022-12-31
ALICO, INC.
filed 2023-02-06
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2022

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

There were 7,599,492 shares of common stock outstanding at February 3, 2023.

ALICO, INC.

FORM 10-Q

For the three months ended December 31, 2022 and 2021

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$269	$865
Accounts receivable, net	4,369	324
Inventories	28,998	27,682
Income tax receivable	2,199	1,116
Assets held for sale	174	205
Prepaid expenses and other current assets	1,546	1,424
Total current assets	37,555	31,616
Property and equipment, net	370,095	372,479
Goodwill	2,246	2,246
Other non-current assets	3,094	2,914
Total assets	$412,990	$409,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,951	$3,366
Accrued liabilities	3,306	9,062
Long-term debt, current portion	3,035	3,035
Other current liabilities	933	1,062
Total current liabilities	10,225	16,525
Long-term debt:
Principal amount, net of current portion	102,902	103,661
Less: deferred financing costs, net	(716)	(748)
Long-term debt less current portion and deferred financing costs, net	102,186	102,913
Lines of credit	19,045	4,928
Deferred income tax liabilities, net	35,589	35,589
Other liabilities	341	435
Total liabilities	167,386	160,390
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,592,937 and 7,586,995 shares outstanding at December 31, 2022 and September 30, 2022, respectively	8,416	8,416
Additional paid in capital	19,943	19,784
Treasury stock, at cost, 823,208 and 829,150 shares held at December 31, 2022 and September 30, 2022, respectively	(27,802)	(27,948)
Retained earnings	239,960	243,490
Total Alico stockholders' equity	240,517	243,742
Noncontrolling interest	5,087	5,123
Total stockholders' equity	245,604	248,865
Total liabilities and stockholders' equity	$412,990	$409,255

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2022	2021
Operating revenues:
Alico Citrus	$10,268	$14,748
Land Management and Other Operations	320	589
Total operating revenues	10,588	15,337
Operating expenses:
Alico Citrus	14,295	13,386
Land Management and Other Operations	94	140
Total operating expenses	14,389	13,526
Gross (loss) profit	(3,801)	1,811
General and administrative expenses	2,509	2,584
Loss from operations	(6,310)	(773)
Other income (expense), net:
Interest expense	(1,148)	(901)
Gain on sale of real estate, property and equipment and assets held for sale	3,189	8,445
Other income, net	—	9
Total other income, net	2,041	7,553
(Loss) income before income taxes	(4,269)	6,780
Income tax benefit	(1,083)	(3,300)
Net (loss) income	(3,186)	10,080
Net loss attributable to noncontrolling interests	36	51
Net (loss) income attributable to Alico, Inc. common stockholders	$(3,150)	$10,131
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$(0.41)	$1.34
Diluted	$(0.41)	$1.34
Weighted-average number of common shares outstanding:
Basic	7,593	7,535
Diluted	7,593	7,542

Cash dividends declared per common share	$0.05	$0.50

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended December 31, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2022	8,416	$8,416	$19,784	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net loss	—	—	—	—	(3,150)	(3,150)	(36)	(3,186)
Dividends ($0.05/share)	—	—	—	—	(380)	(380)	—	(380)
Stock-based compensation:
Directors	—	—	11	145	—	156	—	156
Executives and Managers	—	—	92	—	—	92	—	92
Employees	—	—	56	1	—	57	—	57
Balance at December 31, 2022	8,416	$8,416	$19,943	$(27,802)	$239,960	$240,517	$5,087	$245,604

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended December 31, 2021

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2021 (Restated)	8,416	$8,416	$19,989	$(29,853)	$246,163	$244,715	$5,402	$250,117
Net income	—	—	—	—	10,131	10,131	(51)	10,080
Dividends ($0.50/share)	—	—	—	—	(3,770)	(3,770)	—	(3,770)
Exercise of stock options	—	—	15	155	—	170	—	170
Stock-based compensation:
Directors	—	—	23	156	—	179	—	179
Executives and Managers	—	—	53	143	—	196	—	196
Balance at December 31, 2021 (Restated)	8,416	$8,416	$20,080	$(29,399)	$252,524	$251,621	$5,351	$256,972

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2022	2021
Net cash used in operating activities:
Net (loss) income	$(3,186)	$10,080
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	3,950	3,836
Debt issue costs expense	36	43
Gain on sale of real estate, property and equipment and assets held for sale	(3,189)	(8,445)
Loss on disposal of long-lived assets	1,915	137
Deferred income tax benefit	—	(4,876)
Stock-based compensation expense	305	375
Other	8	—
Changes in operating assets and liabilities:
Accounts receivable	(4,045)	(2,796)
Inventories	(1,316)	(2,573)
Prepaid expenses	(122)	(418)
Income tax receivable	(1,083)	1,576
Other assets	108	117
Accounts payable and accrued liabilities	(2,822)	(6,328)
Other liabilities	(224)	(336)
Net cash used in operating activities	(9,665)	(9,608)

Cash flows from investing activities:
Purchases of property and equipment	(3,453)	(4,193)
Acquisition of citrus groves	(29)	(136)
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,287	8,604
Change in deposits on purchase of citrus trees	(301)	(196)
Net cash (used in) provided by investing activities	(496)	4,079

Cash flows from financing activities:
Repayments on revolving lines of credit	(8,902)	(16,319)
Borrowings on revolving lines of credit	23,019	25,696
Principal payments on term loans	(759)	(1,072)
Exercise of stock options	—	170
Dividends paid	(3,793)	(3,763)
Net cash provided by financing activities	9,565	4,712

Net decrease in cash and cash equivalents and restricted cash	(596)	(817)
Cash and cash equivalents and restricted cash at beginning of the period	865	886

Cash and cash equivalents and restricted cash at end of the period	$269	$69

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 73,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

Basis of Presentation

The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements,” have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. These Financial Statements do not include all the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on December 13, 2022.

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending September 30, 2023.

During the audit of our financial statements for the period ending September 30, 2022, the Company discovered an error in the calculation of the deferred tax liabilities for the fiscal years 2015 through 2019. As disclosed in the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, this error was corrected and resulted in a cumulative increase in the Company’s Retained Earnings of approximately $2,512,000. As a result, the Retained Earnings balances at September 30, 2021 and December 31, 2021 are captioned as Restated in the accompanying Condensed Consolidated Statements of Changes in Equity (Unaudited).

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of December 31, 2022, and September 30, 2022, the Company had total receivables relating to sales of citrus of approximately $4,207,000 and $124,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

The Company recorded approximately $0 and $3,128,000 of operating revenue relating to these grove management services, including the management fee, in the three months ended December 31, 2022 and 2021, respectively, for this group of third-party grove owners noted above. The Company recorded approximately $0 and $2,902,000 of operating expenses relating to these grove management services in the three months ended December 31, 2022 and 2021, respectively, for this group of third-party grove owners noted above.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three months ended December 31, 2022 and 2021 are as follows:

(in thousands)
	Three Months Ended December 31,
	2022	2021
Alico Citrus
Early and Mid-Season	$9,586	$10,378
Fresh Fruit	448	879
Grove Management Services	189	3,418
Other	45	73
Total	$10,268	$14,748

Land Management and Other Operations
Land and Other Leasing	$281	$528
Other	39	61
Total	$320	$589

Total Revenues	$10,588	$15,337

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $73,000 and approximately $104,000 for the three months ended December 31, 2022 and 2021, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes have historically borne interest at fluctuating interest rates based on LIBOR. Because LIBOR will cease to exist, the Company has recently renegotiated its variable rate loan agreements, to instead utilize fluctuating interest rates based on the 30 day Secured Overnight Financing Rate (SOFR), some with the change having taken effect in late fiscal year 2022, and one with the change having taken effect in early fiscal year 2023. ASU 2020-04 was effective March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the sunset date from December 31, 2022 to December 31, 2024. The Company is currently assessing the impact of adopting this standard and the impact on its condensed consolidated financial statements.

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

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current novel coronavirus outbreak (“COVID-19”) to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state, and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of December 31, 2022, and certain restrictions on social and commercial activity have been relaxed, a resurgence of the virus, such as variant BA.5, could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations.

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

Note 2. Inventories

Inventories consist of the following at December 31, 2022 and September 30, 2022:

(in thousands)	December 31,	September 30,
	2022	2022
Unharvested fruit crop on the trees	$27,987	$26,717
Other	1,011	965
Total inventories	$28,998	$27,682

The Company records its inventory at the lower of cost or net realizable value. For the three months ended December 31, 2022 and the fiscal year ended September 30, 2022, the Company recorded approximately $0 and approximately $6,676,000, respectively, for adjustments to reduce inventory to net realizable value, as a result of the impact of Hurricane Ian, which impacted the Company’s unharvested citrus crop for the fiscal year ended September 30, 2022.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company received approximately $1,123,000, $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The Company received the remaining portion during the first quarter ended December 31, 2022, of approximately $1,300,000. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2022 and September 30, 2022:

(in thousands)	Carrying Value
	December 31,	September 30,
	2022	2022
Ranch	$174	$205
Total assets held for sale	$174	$205

During the first quarter 2023, the company sold approximately 609 acres to various third parties for approximately $3,300,000 and recognized a gain of approximately $3,200,000. One of these sales transactions was a sale of approximately 85 acres to Mr. John E. Kiernan, the Company’s President and CEO, on October 20, 2022, for approximately $438,900 ($5,161 per acre). On January 1, 2022, Mr. Kiernan entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement, with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company was leasing what was originally estimated to be approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, and with a yearly rent of $1,860. Additionally, under the terms of the Kiernan Lease Agreement, the Company had granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022 through January 1, 2023, and at a price of $480,000 ($5,161 per acre), which price was based on an independent appraisal obtained by the Company and dated as of November 11, 2021. On August 26, 2022, Mr. Kiernan exercised his option to purchase the Land. Pursuant to exercise of the option, the Company sold what turned out to be a parcel of approximately 85 acres to Mr. Kiernan.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2022 and September 30, 2022:

(in thousands)	December 31,	September 30,
	2022	2022
Citrus trees	$329,808	$329,582
Equipment and other facilities	58,560	58,021
Buildings and improvements	7,081	7,374
Total depreciable properties	395,449	394,977
Less: accumulated depreciation and depletion	(138,856)	(135,990)
Net depreciable properties	256,593	258,987
Land and land improvements	113,502	113,492
Property and equipment, net	$370,095	$372,479

For the three months ended December 31, 2022 and fiscal year ended September 30, 2022, the Company did not record any impairments.

The Company did record a casualty loss of approximately $1,400,000 for the year ended September 30, 2022 with respect to one of its groves, which sustained tree loss of approximately $1,300,000, and damage to one of its buildings of approximately $100,000, as a direct result of Hurricane Ian.

In connection with the State of Florida’s condemnation of a certain portion of Alico’s property in October 2021, the Company received approximately $1,450,000, all of which was recognized as a gain.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$414	$70,000	$435
Met Variable-Rate Term Loans	19,500	107	19,906	113
Met Citree Term Loan	3,950	26	4,013	27
Pru Loans A & B	12,487	169	12,777	173
	105,937	716	106,696	748
Less current portion	3,035	—	3,035	—
Long-term debt	$102,902	$716	$103,661	$748

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$106	$—	$110
WCLC	19,045	—	4,928	—
Lines of Credit	$19,045	$106	$4,928	$110

Future maturities of long-term debt and lines of credit as of December 31, 2022 are as follows:

(in thousands)
December 31, 2022
Due within one year	$3,035
Due between one and two years	3,035
Due between two and three years	22,080
Due between three and four years	3,035
Due between four and five years	3,035
Due beyond five years	90,762

Total future maturities	$124,982

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended December 31,
	2022	2021
Interest expense	$1,148	$901
Interest capitalized	281	303
Total	$1,429	$1,204

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

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.

Initially, the Met Fixed-Rate Term Loans were subject to quarterly principal payments of $1,562,500 and bore interest at 4.15% per annum. Effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which, in the aggregate, have a balance of $70,000,000 after the prepayment of $10,312,500 made in April 2021, to be interest-only with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, was adjusted to 3.85%. As part of this modification, the Company no longer has the prepayment option previously allowed under the arrangement.

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $718,750 and historically bore an interest rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). For the fiscal year ended September 30, 2022, the LIBOR rate was effective from October 1, 2021 through July 31, 2022.The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and was subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019, or at May 1, 2021. Effective August 1, 2022, the interest rate was renegotiated to the One Month Term Secured Overnight Financing Rate (SOFR) plus 175 basis points (the “SOFR spread”). The SOFR spread is subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 5.88% per annum and 4.27% per annum, as of December 31, 2022 and September 30, 2022, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

With respect to the RLOC, for the fiscal year ended September 30, 2022, the LIBOR-based rate was effective from October 1, 2021 through July 31, 2022 and bore interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. Effective August 1, 2022, the LIBOR-based rate was renegotiated to SOFR plus 175 basis points. The SOFR spread is subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity. The LIBOR spread was adjusted by Met on May 1, 2017 and was subject to further adjustment every two years thereafter. No adjustment was made on May 1, 2019 or on May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 5.88% per annum and 4.27% per annum as of December 31, 2022 and September 30, 2022, respectively. Availability under the RLOC was $25,000,000 as of December 31, 2022 and September 30, 2022, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC was based on the one-month LIBOR, plus a spread, which was adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The variable interest rate was 5.87% at December 31, 2022 (representing the rate based on SOFR) and the interest rate at September 30, 2022 was 4.31% per annum (representing the rate based upon LIBOR plus 175 basis points). The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf, of which $248,000 was issued as of December 31, 2022, which correspondingly reduced the Company's availability under the line of credit

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

There was $19,045,000 and $4,928,000 outstanding on the WCLC at December 31, 2022 and September 30, 2022, respectively. Availability under the WCLC was approximately $50,707,000 and $64,762,000 as of December 31, 2022 and September 30, 2022, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to a refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. During the three months ended June 30, 2022, the Company expensed approximately $94,000 in deferred financing costs related to the Met Variable-Rate Term Loan prepayment of approximately $15,625,000 on April 29, 2022. All costs are included in deferred financing costs and are being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $627,000 and approximately $658,000 at December 31, 2022 and September 30, 2022, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $174,462,000 for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2022, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. At December 31, 2022 and September 30, 2022, there was an outstanding balance of $3,950,000 and $4,013,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $26,000 and $27,000 at December 31, 2022 and September 30, 2022, respectively.

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

The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2022.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $169,000 and $173,000 at December 31, 2022 and September 30, 2022, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2022 and September 30, 2022:

(in thousands)	December 31,	September 30,
	2022	2022
Ad valorem taxes	$—	$2,024
Accrued interest	951	764
Accrued employee wages and benefits	777	1,713
Accrued dividends	380	3,793
Accrued insurance	853	345
Professional fees	306	303
Other accrued liabilities	39	120
Total accrued liabilities	$3,306	$9,062

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

The Company’s Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2018.

In December 2021, the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable contribution and related charitable deduction for tax purposes. The charitable contribution generated a tax benefit of approximately $6,300,000, however, the Company does not anticipate it will be able to realize the entire charitable deduction before it expires in 2027. A valuation allowance of approximately $1,400,000 was initially recorded in December 2021 to partially offset the charitable contribution carryover deferred tax asset, resulting in a net benefit of approximately $4,900,000. During fiscal year ending September 2022, the Company utilized approximately $500,000 of the charitable contribution, leaving a charitable contribution carryover of $5,800,000. Also, as of September 2022, the valuation allowance increased to approximately

$4,300,000 due to economic hardships from Hurricane Ian, resulting in a net benefit of approximately $1,500,000. As of December 2022, no additional changes were made to the valuation allowance.

Note 8. Earnings Per Common Share

Basic earnings per share for Alico's common stock is calculated by dividing net (loss) income attributable to Alico, Inc. common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.

For the three months ended December 31, 2022 and 2021, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended December 31,
	2022	2021
Net (loss) income attributable to Alico, Inc. common stockholders	$(3,150)	$10,131

Weighted average number of common shares outstanding – basic	7,593	7,535
Dilutive effect of equity-based awards	—	7
Weighted average number of common shares outstanding – diluted	7,593	7,542

Net (loss) income per common share attributable to Alico, Inc. common stockholders:
Basic	$(0.41)	$1.34
Diluted	$(0.41)	$1.34

For the three months ended December 31, 2022 and the three months ended December 31, 2021, there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2022	2021
Revenues:
Alico Citrus	$10,268	$14,748
Land Management and Other Operations	320	589
Total revenues	10,588	15,337

Operating expenses:
Alico Citrus	14,295	13,386
Land Management and Other Operations	94	140
Total operating expenses	14,389	13,526

Gross (loss) profit:
Alico Citrus	(4,027)	1,362
Land Management and Other Operations	226	449
Total gross (loss) profit	$(3,801)	$1,811

Depreciation, depletion and amortization:
Alico Citrus	$3,827	$3,681
Land Management and Other Operations	9	41
Other Depreciation, Depletion and Amortization	114	114
Total depreciation, depletion and amortization	$3,950	$3,836

(in thousands)	December 31,	September 30,
	2022	2022
Assets:
Alico Citrus	$400,125	$396,266
Land Management and Other Operations	11,447	11,326
Other Corporate Assets	1,418	1,663
Total Assets	$412,990	$409,255

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended December 31,
Operating lease components	2022	2021
Operating leases costs recorded in general and administrative expenses	$30	$111

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

December 31, 2022
Weighted-average remaining lease term	1.69 years
Weighted-average discount rate	1.81%

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $156,000 and $179,000 for the three months ended December 31, 2022 and 2021, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock was approximately $130,000 and $136,000 for the three months ended December 31, 2022 and 2021, respectively. There was approximately $564,000 and $692,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2022 and September 30, 2022, respectively.

Restricted Stock Awards

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

On January 26, 2022, the Company awarded 7,256 restricted shares of the Company’s common stock to employees, with more than one year of service, under the 2015 plan at a weighted average fair value of $35.50 per common share, vesting on January 1, 2023. During the third quarter of fiscal year 2022, several employees were dismissed in connection with the wind down of a certain Property Management Agreement dated as of July 16, 2020, with a third party (the “Property Management Agreement”). As part of the wind down, 1,144 shares of the 7,256 restricted shares referenced above vested upon the dates such employees were terminated, which resulted in the recognition of the remaining unrecognized stock expense in the Consolidated Statement of Operations as of September 30, 2022. The remaining shares vested on January 1, 2023.

On November 5, 2021, the Company awarded 2,224 restricted shares of the Company’s common stock to certain executives and senior managers under the 2015 Plan at a weighted average fair value of $37.13 per common share, vesting on January 1, 2023. On May 31, 2022, due to the resignation of an executive officer, 674 shares of the 2,224 restricted shares referenced above were forfeited and the stock compensation expense already recognized was reversed in the Consolidated Statement of Operations as of September 30, 2022. The remaining shares vested on January 1, 2023.

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

Stock Option Grant

Stock option grants of 118,000 options to certain officers and managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants were to have vested as follows: (i) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles were not achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles were not achieved by December 31, 2022, then any unvested options were to have been forfeited. During the three months ended December 31, 2022, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants were vested as of December 31, 2022. On December 15, 2021, an officer of the Company exercised 5,000 stock options that had previously vested. Additionally, in the three months ended June 30, 2022, three officers of the Company exercised 9,000 options that had previously vested. As of December 31, 2022, because, only the first hurdle under each such option grant had been reached, only 25% of each option grant vested and the remainder of the options have now been forfeited.

Stock option grants of 10,000 options to Mr. John Kiernan (the “2019 Option Grants”) were granted on October 25, 2018. The option exercise price for these options was set at $33.34, the closing price on October 25, 2018. The 2019 Option Grants were to have vested as follows: (i) 3,333 of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (ii) 3,333 of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iii) 3,334 of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles were not achieved by (A) the date that is 18 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated due to death or disability, (B) the date that is 12 months following Mr. Kiernan’s termination of employment, if Mr. Kiernan’s employment is terminated by the Company without cause, by Mr. Kiernan with good reason, or due to Mr. Kiernan’s retirement, or (C) the date of the termination of Mr. Kiernan’s employment for any other reason, then any unvested options would be forfeited. In addition, if the applicable stock price hurdles were not achieved by December 31, 2021, any unvested options would be forfeited. Since the date of grant, the stock did not trade above $40.00 per share for twenty consecutive days; therefore, the 2019 Option grants were forfeited as of December 31, 2021.

Stock option grants of 210,000 options to Mr. Remy Trafelet and 90,000 options to Mr. John Kiernan (collectively, the “2018 Option Grants”) were granted on September 7, 2018. The option exercise price for these options was set at $33.60, the closing price on September 7, 2018. The 2018 Option Grants were to have vested as follows: (i) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles have not been achieved by (A) the date that is 18 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated due to death or disability, (B) the date that is 12 months following the respective Executive’s termination of employment, if the respective Executive’s employment is terminated by the Company without cause, by the respective Executive with good reason, or due to the respective Executive’s retirement, or (C) the date of the termination of the respective Executive’s employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles were not achieved by December 31, 2021, any unvested options would be forfeited. The 2018 Option Grants would also have become vested to the extent that the applicable stock price hurdles were satisfied in connection with a change in control of the Company. Only 25% of the 2018 Options Grants vested for Mr. John Kiernan, (the $35.00 per share threshold was met during fiscal year 2020), and the remaining 67,500 of the 2018 Options Grants were forfeited as of December 31, 2021. The 2018 Option Grants issued to Mr. Trafelet were forfeited as part of a settlement agreement entered into with the Company on February 11, 2019. Forfeitures of all stock options were recognized as incurred.

Stock compensation expense related to the options of approximately $18,000 and $60,000 was recognized for the three months ended December 31, 2022 and 2021, respectively. At December 31, 2022 and September 30, 2022, there was approximately $0 and $18,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted for the three months ended December 31, 2022.

The following table illustrates the Company’s treasury stock activity for the three months ended December 31, 2022:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2022	829,150	$27,948
Issued to employees and directors, net	(5,942)	(146)
Balance as of December 31, 2022	823,208	$27,802

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $248,000 and $310,000 at December 31, 2022 and September 30, 2022, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2022, the Company had approximately $5,403,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Note 13. Related Party Transactions

Consulting Agreement

On May 17, 2022, Richard Rallo notified the Company of his decision to resign from his role as the Company’s Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) effective as of May 31, 2022. Mr. Rallo’s decision to resign was for personal reasons to eliminate extensive travel and/or avoid relocation to Florida and was not related to any disagreement with the Company or its independent registered public accountants on any matter relating to the Company’s financial or accounting operations, policies, or practices. Mr. Rallo agreed to provide consulting services to the Company through December 31, 2022.

Lease Agreement

On January 1, 2022, Mr. Kiernan, the Company’s President and CEO, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement, with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company was leasing what was originally estimated to be approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, and with a yearly rent of $1,860. Additionally, under the terms of the Kiernan Lease Agreement, the Company had granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022, through January 1, 2023, and at a price of $480,000 ($5,161 per acre), which price is based on an independent appraisal obtained by the Company. On August 26, 2022, Mr. Kiernan exercised his option to purchase the land.

Pursuant to the exercise of the option, the Company sold what turned out to be a parcel of approximately 85 acres to Mr. Kiernan on October 20, 2022 for approximately $438,900 ($5,161 per acre).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “plans,” “expect,” “may,” “anticipate,” “intend,” “should be,” “will be” “is likely to,” “believes,” and similar expressions referring to future periods. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: changes in laws, regulation and rules, including tax laws and tax rates; climate change; weather conditions that affect production, transportation, storage, demand, import and export of fresh product and their by-products, and that may result in impairment expense such as the freeze in the last week of January 2022 or Hurricane Ian in the last week of September 2022; increased pressure from diseases including citrus greening and citrus canker, as well as insects and other pests; disruption of water supplies or changes in water allocations; market pricing of citrus; pricing and supply of raw materials and products; market responses to industry volume pressures; pricing and supply of energy, including, but not limited to, changes due in part to the deadly conflict in Ukraine; changes in interest rates; availability of refinancing; availability of financing for land development activities and other growth and corporate opportunities; onetime events; acquisitions and divestitures; ability to make strategic acquisitions or divestitures; our ability to maintain effective internal control over financial reporting; the impact of, and costs related to, any investigations, legal or administrative actions that may result from the restatements described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022; ability to redeploy proceeds from divestitures; ability to consummate selected land acquisitions; ability to take advantage of tax deferral options; ability to retain executive officers and to replace departed executive officers; ability to replace the Company’s primary third party grove management customer and even further expand the third party grove management program; ability to complete and implement land use planning activities, including adding to entitlements applicable to owned real estate; seasonality; labor disruptions; inability to pay debt obligations; inability to engage in certain transactions due to restrictive covenants in debt instruments; government restrictions on land use; changes in land values, agricultural or otherwise; the extent to which real estate value appreciates; impact of the COVID-19 outbreak and coronavirus pandemic on our agriculture operations, including without limitation demand for product, supply chain, health and availability of our labor force, the labor force of contractors we engage, and the labor force of our competitors; other risks related to the duration and severity of the COVID-19 outbreak and coronavirus pandemic and its impact on Alico’s business; the impact of the COVID-19 outbreak and coronavirus pandemic on the U.S. and global economies and financial markets, including without limitation related legislative and regulatory initiatives; availability of and access to governmental loans and incentives; availability of and access to governmental relief programs, particularly those that can be accessed with respect to the impact of Hurricane Ian; settlement of insurance claims; any reduction in the public float resulting from repurchases of common stock by Alico; changes in equity awards to employees; whether the Company's dividend policy, including its recent decreased dividend amounts, is continued or whether the Company’s performance supports the ability to return to the previously increased level of dividends; expressed desire of certain of our stockholders to liquidate their shareholdings by virtue of past market sales of common stock, by sales of common stock or by way of future transactions designed to consummate such expressed desire; political changes and economic crises; ability to implement ESG initiatives; competitive actions by other companies; increased competition from international companies; changes in environmental regulations and their impact on farming practices; the land ownership policies of governments; changes in government farm programs and policies and international reaction to such programs; changes in pricing calculations with our customers; fluctuations in the value of the U.S. dollar, interest rates, inflation and deflation rates; length of terms of contracts with customers; impact of concentration of sales to one customer; and changes in and effects of crop insurance programs, global trade agreements, trade restrictions and tariffs; and soil conditions, harvest yields, prices for commodities, and crop production expenses. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and our Quarterly Reports on Form 10-Q.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments, and all its operating revenues are generated in the United States. For the three months ended December 31, 2022, the Company generated operating revenues of approximately $10,588,000, loss from operations of approximately $6,310,000, and net loss attributable to common stockholders of approximately $3,150,000. Net cash used in operating activities was approximately $9,665,000 for the three months ended December 31, 2022.

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

See Note 1. “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s critical accounting policies and estimates from those reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on December 13, 2022.

Recent Developments

Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall on the southwest coast of Florida and a majority of the Company’s groves were impacted by the storm. The impact of Hurricane Ian has affected our Early and Mid-Season fruit production as the Company accelerated the harvest to maximize box production and the Early and Mid-Season harvest will have completed earlier than the prior year harvest season. Approximately 48,900 gross acres of our citrus groves, which are in Charlotte, Collier, DeSoto, Hardee, Hendry, Highlands and Polk Counties, sustained hurricane or tropical storm force winds for varying durations of time. While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it may take up to two full seasons or more for the groves to recover to pre-hurricane production levels. We maintain crop insurance and are working closely with our insurers and adjusters to evaluate and determine the amount of insurance recovery we may be entitled to, if any. We are also working with Florida Citrus Mutual, the industry trade group, and government agencies on securing potential federal relief programs.

Extension of the Working Capital Line of Credit

On October 27, 2022, the working capital line of credit agreement (“WCLC”) was amended and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount.

Sales and Purchase of Land

During the first quarter 2023, the company sold approximately 609 acres to various third parties for approximately $3,300,000. One of these sales transactions was a sale of approximately 85 acres to Mr. Kiernan, the Company’s President and CEO on October 20, 2022 for approximately $438,900 ($5,161 per acre). On January 1, 2022, Mr. Kiernan, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement, with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company was leasing what was originally estimated to be approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, and with a yearly rent of $1,860.00. Additionally, under the terms of the Kiernan Lease Agreement, the Company had granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022 through January 1, 2023, and at a price of $480,000 ($5,161 per acre), which price was based on an independent appraisal obtained by the Company and dated as of November 11, 2021. On August 26, 2022, Mr. Kiernan exercised his option to purchase the land. Pursuant to exercise of the option, the Company sold what turned out to be a parcel of approximately 85 acres to Mr. Kiernan.

Federal Relief Program – Hurricane Ian

In December 2022, the Consolidated Appropriations Act was signed into law by the federal government; however, the details of the mechanism and funding of any Hurricane Ian relief still remains unclear and, if available, the extent to which the Company will be eligible. The Company intends to take advantage of any such available programs as and when they become available. The

Company is currently working with Florida Citrus Mutual, the industry trade group, and government agencies on the federal relief programs available as part of the Consolidated Appropriations Act.

Federal Relief Program – Hurricane Irma

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. The Company has received a total of approximately $26,900,000 in Hurricane Irma federal relief for the period commencing in fiscal year ended September 30, 2019 through December 31, 2022. During the three months ended December 31, 2022, and the three months ended December 31, 2021, the Company received approximately $1,300,000 and $948,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. As of December 31, 2022, the Company has received all funds due under the CRBG. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico's results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021:

(in thousands)
	Three Months Ended December 31,		Change
	2022	2021	$	%
Operating revenues:
Alico Citrus	$10,268	$14,748	$(4,480)	(30.4)%
Land Management and Other Operations	320	589	(269)	(45.7)%
Total operating revenues	10,588	15,337	(4,749)	(31.0)%

Gross (loss) profit:
Alico Citrus	(4,027)	1,362	(5,389)	NM
Land Management and Other Operations	226	449	(223)	(49.7)%
Total gross (loss) profit	(3,801)	1,811	(5,612)	NM

General and administrative expenses	2,509	2,584	(75)	(2.9)%
Loss from operations	(6,310)	(773)	(5,537)	NM
Total other income, net	2,041	7,553	(5,512)	(73.0)%
(Loss) income before income taxes	(4,269)	6,780	(11,049)	(163.0)%
Income tax benefit	(1,083)	(3,300)	2,217	(67.2)%
Net (loss) income	(3,186)	10,080	(13,266)	(131.6)%
Net loss attributable to noncontrolling interests	36	51	(15)	(29.4)%
Net (loss) income attributable to Alico, Inc. common stockholders	$(3,150)	$10,131	$(13,281)	(131.1)%

NM = Not meaningful

The following discussion provides an analysis of the Company’s operating segments:

Alico Citrus

The table below presents key operating measures for the three months ended December 31, 2022 and 2021:

(in thousands, except per box and per pound solids data)

	Three Months Ended
	December 31,		Change
	2022	2021	Unit	%
Operating Revenues:
Early and Mid-Season	$9,586	$10,378	$(792)	(7.6)%
Fresh Fruit	448	879	(431)	(49.0)%
Purchase and Resale of Fruit	38	53	(15)	(28.3)%
Grove Management Services	189	3,418	(3,229)	(94.5)%
Other	7	20	(13)	(65.0)%
Total	$10,268	$14,748	$(4,480)	(30.4)%
Boxes Harvested:
Early and Mid-Season	805	827	(22)	(2.7)%
Total Processed	805	827	(22)	(2.7)%
Fresh Fruit	36	69	(33)	(47.8)%
Total	841	896	(55)	(6.1)%
Pound Solids Produced:
Early and Mid-Season	3,737	4,021	(284)	(7.1)%
Total	3,737	4,021	(284)	(7.1)%
Pound Solids per Box:
Early and Mid-Season	4.64	4.86	(0.22)	(4.5)%
Price per Pound Solids:
Early and Mid-Season	$2.57	$2.58	$(0.01)	(0.4)%
Price per Box:
Fresh Fruit	$12.44	$12.74	$(0.30)	(2.3)%
Operating Expenses:
Cost of Sales	$12,486	$8,856	$3,630	41.0%
Harvesting and Hauling	2,979	2,361	618	26.2%
Purchase and Resale of Fruit	29	46	(17)	(37.0)%
Grove Management Services	67	3,071	(3,004)	(97.8)%
Other	(1,266)	(948)	(318)	33.5%
Total	$14,295	$13,386	$909	6.8%

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

Alico’s operating expenses consist primarily of cost of sales, harvesting and hauling costs and grove management service costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and varies based upon the number of boxes produced. Grove management services costs include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit.

The decrease in revenue for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was primarily due to a decrease in grove management services and a decrease in revenue generated from the Early and Mid-Season harvest, with such decrease in harvest revenues being in large part because of the increased fruit drop caused by the impact of Hurricane Ian.

The decrease in grove management services is primarily due to a primary group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”), to whom the Company was providing caretaking management services, deciding to exit the citrus business at the beginning of the three months ended June 30, 2022. This decision to exit the citrus business eliminated the need for caretaking management services. As a result, caretaking management services and the accompanying reimbursement of caretaking expenses decreased during the three months ended December 31, 2022, when compared to the same period in the prior year.

The decrease in the Early and Mid-Season fruit harvested for the three months ended December 31, 2022 was primarily driven by a decrease in pound solids per box and a decrease in processed box production. The Company decided to accelerate the harvesting of the Early and Mid-Season crop to maximize the box production and avoid additional fruit drop as a result of the impact of Hurricane Ian on the Early and Mid-Season harvest. The pound solids per box decreased 4.5% and the processed box production decreased 2.7% as compared to the same period in prior year. The Company will complete the harvesting earlier in the current fiscal year, as compared to the prior fiscal year, for its Early and Mid-Season fruit and anticipates an overall decrease in the number of boxes harvested and revenues generated from the Early and Mid-Season fruit for the 2023 harvest as compared to the 2022 harvest. Although Hurricane Ian impacted the Early and Mid-Season harvest, there does not appear to be long-term damage to the citrus trees.

The USDA released its latest forecast on January 12, 2023 and projects the overall orange production in Florida for the 2023 harvest season to be down 56% as compared to the prior harvest season. Overall, the Company, along with the Florida citrus industry in general, is recording a smaller number of boxes harvested due to an even greater fruit drop rate, attributed to the hurricanes and disease during the current harvest season, as compared to the previous year. The January 13, 2023 report by Nielsen has indicated the overall consumption for Not from Concentrate Orange Juice (“NFC”), over the four week period ended December 31, 2022, as compared to the same period prior to the COVID-19 pandemic, was down approximately 9.8%; however, the Nielsen report indicated that, for that period overall NFC revenue is up 7.9%, driven by a 19.6% increase in the price per gallon (Nielsen has indicated that the four week period ended December 31, 2022 NFC consumption and revenue has been subject to reclassifying certain products out of the NFC category due to a change in processing methods. They do not disclose the impact of this reclassification on gallons or dollars consumed).

The Company has also recorded a decrease in revenue from sales of fresh fruit. The decrease in the fresh fruit is primarily due to a decrease in both boxes sold and pricing per box.

The USDA, in its January 12, 2023 Citrus Crop Forecast for the 2022-23 harvest season, indicated its expectation is that the overall Florida orange crop will decrease from approximately 41,050,000 boxes for the 2021-22 crop year to approximately 18,000,000 boxes for the 2022-23 crop year, a decrease of approximately 56.2%. With respect to the Early and Mid-Season crop, the USDA is forecasting a 61.6% decline. It is too soon to project any potential impact to box production and pound solids per box for the Valencia season crop from the recently experienced Hurricane Ian, which affected certain areas of the Company’s citrus acres.

The increase in operating expenses for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily relates to the increased cost of sales per box realized in the three months ended December 31, 2022, as compared to the same period in prior year. The Company experienced significant cost increases in fertilizer, herbicide and fuel in maintaining its groves. These cost increases, coupled with the timing of the harvest, and the expected lower box production for its Early and Mid-Season harvest, resulted in a higher cost of sales per box for the three months ended December 31, 2022 as compared to the same period in the prior year. In addition, the Company incurred additional costs related to the clean-up and repairs as a result of Hurricane Ian.

The Company also recorded increases in its harvesting and hauling expenses. The increase in the harvesting and hauling costs is directly related to an increase in the harvesting labor costs, as well as the increased time spent by the harvesters to fill the boxes as a result of the increased fruit drop caused by Hurricane Ian for the three months ended December 31, 2022, when compared to the similar period in the prior year.

The decrease in grove management services expense is directly related to the termination of the grove management services by the Grove Owners in June 2022. As mentioned above, the decision by the Grove Owners to exit the citrus business eliminated the need for the caretaking management services for the Grove Owners. The Company recorded approximately $0 and $2,902,000 of operating expenses relating to grove management services for the Grove Owners in the three months ended December 31, 2022 and 2021, respectively. As a result, caretaking expenses decreased significantly during the three months ended December 31, 2022, when compared to the same period in the prior year.

The credit amounts shown in “Other” in operating expenses above represent federal relief proceeds received under the CRBG program in the quarters ended December 31, 2022 and 2021.

Land Management and Other Operations

The table below presents key operating measures for the three months ended December 31, 2022 and 2021:

(in thousands)

	Three Months Ended December 31,		Change
	2022	2021	$	%
Revenue From:
Land and Other Leasing	$281	$528	$(247)	(46.8)%
Other	39	61	(22)	(36.1)%
Total	$320	$589	$(269)	(45.7)%
Operating Expenses:
Land and Other Leasing	$93	$140	$(47)	(33.6)%
Other	1	—	1	NM
Total	$94	$140	$(46)	(32.9)%

NM = Not meaningful

Land and Other Leasing includes lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

The decrease in revenues from Land Management and Other Operations for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, is primarily due to a decrease in grazing and hunting lease revenue due to the sales of portions of the Alico Ranch, which resulted in the reduction of land covered under grazing and hunting lease contracts. Additionally, the modification to the grazing leases resulted in a reduction in the ad valorem taxes due from the lessees, as the Company revised the grazing lease agreements due to the sale of certain of the ranch acres previously covered under the agreement.

The slight decrease in operating expenses from Land Management and Other Operations for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, is primarily due to the reduction of the ad valorem tax expense due to the Company owning fewer ranch acres as result of the sale of certain acres on the ranch.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2022 was approximately $2,509,000, compared to approximately $2,584,000 for the three months ended December 31, 2021. The decrease was primarily due to a reduction in expenses related to the Company-sponsored incentive for employees to obtain the COVID-19 vaccine during the three months ended December 31, 2022 of approximately $100,000, as compared to the same period in the prior year. In addition, the Company realized a reduction in stock compensation expense, based upon a reduction in the restricted stock awarded to certain executives, senior managers and employees, and a reduction in other administrative costs. Partially offsetting these decreases was an increase in professional fees.

Other Income, net

Other income, net for the three months ended December 31, 2022 and 2021, was approximately $2,041,000 and $7,553,000, respectively. The decrease to other income, net, is primarily due to the timing of the gains on sale of real estate, property and equipment and assets held for sale. During the quarter ended December 31, 2022, the Company sold approximately 609 acres, in the aggregate, from the Alico Ranch to several third parties and recognized gains of approximately $3,189,000. By comparison, for the three months ended December 31, 2021, the Company recognized gains of approximately $8,445,000 relating to the sale of real estate, property and equipment and assets held for sale. In addition, the Company recognized an increase in interest expense of approximately $247,000 for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, as a result of an increase in the overall interest rates on its variable term debt and the WCLC.

Income Taxes

The income tax benefit was approximately $1,083,000 for the three months ended December 31, 2022 and the income tax benefit was approximately $3,300,000 for the three months ended December 31, 2021. During the quarter ended December 31, 2021, the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable deduction for tax purposes. As a result of this charitable contribution, the Company generated a tax benefit. Excluding this tax benefit, the Company would have incurred an income tax provision of approximately $1,578,000.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31,	September 30,
	2022	2022	Change
Cash and cash equivalents	$269	$865	$(596)
Total current assets	$37,555	$31,616	$5,939
Total current liabilities	$10,225	$16,525	$(6,300)
Working capital	$27,330	$15,091	$12,239
Total assets	$412,990	$409,255	$3,735
Principal amount of term loans and lines of credit	$124,982	$111,624	$13,358
Current ratio	3.67 to 1	1.91 to 1

Sources and Uses of Liquidity and Capital

Alico's business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. The Company expects the Early and Mid-Season 2023 harvest season to generate lower revenue as compared to the prior year, which will decrease the cash flow from operations for fiscal year 2023 as compared to the prior year. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company's credit facilities, and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

The principal uses of cash that affect Alico's liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions.

Management believes that a combination of cash-on-hand, cash generated from operations, and asset sales and availability under the Company's lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term.

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $50,707,000 was available for general use as of December 31, 2022, and a $25,000,000 revolving line of credit, all of which was available for general use as of December 31, 2022 (see Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and may be expected to continue to increase the available cash for the foreseeable future. With the increase in available cash, the Company could utilize the available cash for other possible uses such as paying down indebtedness, citrus grove acquisitions, share repurchases, and possibly reinstating increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, such as the transaction whereby it acquired 3,280 citrus grove acres on October 30, 2020 for $18,230,000, paying down of indebtedness, engaging in share repurchases or paying increased dividends, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico's ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $174,462,000 applicable for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of December 31, 2022, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash and cash equivalents decreased from approximately $865,000 as of September 30, 2022, to approximately $269,000 as of December 31, 2022. The components of these changes are discussed below.

Net Cash Used In Operating Activities

The following table details the items contributing to Net Cash Used In Operating Activities for the three months ended December 31, 2022 and 2021:

(in thousands)	Three Months Ended December 31,
	2022	2021	Change
Net (loss) income	$(3,186)	$10,080	$(13,266)
Depreciation, depletion and amortization	3,950	3,836	114
Gain on sale of real estate, property and equipment and assets held for sale	(3,189)	(8,445)	5,256
Deferred income tax benefit	—	(4,876)	4,876
Loss on disposal of long-lived assets	1,915	137	1,778
Debt issue costs expense	36	43	(7)
Other	8	—	8
Stock-based compensation expense	305	375	(70)
Change in operating assets and liabilities	(9,504)	(10,758)	1,254
Net cash used in operating activities	$(9,665)	$(9,608)	$(57)

The small increase in net cash used in operating activities for the three months ended December 31, 2022, as compared to the same period in the prior year, was primarily attributable to the lower box production as result of Hurricane Ian, a reduction in grove management fees due to the termination of the grove management services by the Grove Owners, and the recognition of a charitable deduction associated with the sale of certain acres to the State of Florida, which resulted in the Company recording a tax benefit for the quarter ended December 31, 2021. During the three months ended December 31, 2022, because the Company performed services to clean up the groves from the impact of Hurricane Ian, the Company also decided to pull forward tree clippings on older trees that would have been scheduled later in the year, and as a result the Loss on disposal of long-lived assets ended up being higher than in the same period in the prior year.

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the three months ended December 31, 2022 and 2021:

(in thousands)	Three Months Ended December 31,
	2022	2021	Change
Capital expenditures:
Citrus trees	$(3,149)	$(3,719)	$570
Equipment and other	(304)	(474)	170
Total	(3,453)	(4,193)	740

Acquisition of citrus groves	(29)	(136)	107
Net proceeds from sale of real estate, property and equipment and assets held for sale	3,287	8,604	(5,317)
Change in deposits on purchase of citrus trees	(301)	(196)	(105)
Net cash (used in) provided by investing activities	$(496)	$4,079	$(4,575)

The switch from Net cash provided by investing activities for the three months ended December 31, 2021, to Net cash used in investing activities for the three months ended December 31, 2022, was primarily due to the timing of ranch sales. The Company received higher proceeds from the sale of real estate, property and equipment and assets held for sale in the three months ended December 31, 2021, when compared to the three months ended December 31, 2022.

Net Cash Provided By Financing Activities

The following table details the items contributing to Net Cash Provided By Financing Activities for the three months ended December 31, 2022 and 2021:

(in thousands)	Three Months Ended December 31,
	2022	2021	Change
Repayments on revolving lines of credit	$(8,902)	$(16,319)	$7,417
Borrowings on revolving lines of credit	23,019	25,696	(2,677)
Principal payments on term loans	(759)	(1,072)	313
Exercise of stock options	—	170	(170)
Dividends paid	(3,793)	(3,763)	(30)
Net cash provided by in financing activities	$9,565	$4,712	$4,853

The increase in cash provided by financing activities for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, was primarily due to the Company increasing the net borrowings under the working capital line of credit during the three months ended December 31, 2022 as compared to the same period in the prior year. This was primarily due to the lower proceeds from the sale of real estate, property and equipment and assets held for sale in the three months ended December 31, 2022, when compared to the prior three months ended December 31, 2021.

The Company had approximately $19,045,000 and $9,377,000 outstanding on its revolving lines of credit as of December 31, 2022 and 2021, respectively.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of December 31, 2022, there was approximately $248,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2022, the Company had approximately $5,403,000 relating to outstanding commitments for these purchases, each of which respective commitments are to be paid upon the respective delivery.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during this reporting period in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on December 13, 2022.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness management identified in our internal control over financial reporting as previously disclosed in our Annual Report on the Form 10-K for the fiscal year ended September 30, 2022.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, management identified the following material weaknesses in our internal control over financial reporting that continued to exist as of December 31, 2022:

•
The Company identified a deficiency as it related to controls around the completeness and accuracy of the information used in the preparation of its income tax provision.
•
The Company did not design effective controls surrounding the evaluation of misstatements and the impact to the financial statements for all periods presented.

Remediation Plan

Management, with oversight by our Audit Committee, has designed and implemented the following internal control procedures, which are intended to address the completeness and accuracy of the information used in the preparation of our income tax provisions and the evaluation of the impact of errors in our financial statements:

•
Instituted a process to reconcile the amounts to the underlying support with any differences investigated and resolved prior to completion of the year-end tax provision. This includes the proper documentation, review and approval of the quarterly tax provision workpapers by management.
•
Each quarter, management will document the evaluation of misstatements, if any, and the impact to the financial statements.

While we believe that these actions will remediate the identified material weakness, until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented, and concluded to be operating effectively, the material weaknesses will not be considered remediated. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the control deficiencies.

(b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2022, other than the changes described above in the “Remediation Plan,” there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on December 13, 2022.

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

10.1

Twelfth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC, and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated November 19, 2021 (incorporated by reference to Exhibit 10.1 of Alico's filing on Form 10-Q dated February 3, 2022)

10.2		Amended and Restated Employment Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated April 5, 2022)

10.3

Annual Performance and Long Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.2 of Alico's filing on Form 8-K dated April 5, 2022)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, has been formatted in Inline XBRL.
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

ALICO, INC. (Registrant)

February 6, 2023	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 6, 2023	By:	/s/ Perry Del Vecchio
Perry Del Vecchio
Chief Financial Officer
(Principal Financial and Accounting Officer)